Form 10-Q
period 2013-09-30
NMI Holdings, Inc.
filed 2013-12-17
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 333-191635
NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	45-4914248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Powell Street, Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

(855) 530-6642
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☐	NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$0.01	December 1, 2013	58,052,480

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption “Risk Factors”, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report, including the exhibits hereto.
Any or all of our forward-looking statements in this report may turn out to be inaccurate. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy and financial needs. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements including, but not limited to, statements regarding:

•	our status as a recently organized corporation and lack of operating history;

•
receipt of certificate of authority to act as a mortgage insurer in Wyoming and, of the 49 states where NMIC has received certificates of authority, approvals of our insurance rates in Washington and policy forms in Florida, Alaska and Maryland;

•	retention of our existing certificates of authority in states where we have obtained them and our ability to remain a mortgage insurer in good standing in those states;

•	changes in the business practices of the GSEs, including modifications to their mortgage insurer eligibility requirements or decisions to decrease or discontinue the use of MI;

•	our ability to remain a qualified mortgage insurer under the requirements imposed by the GSEs;

•	actions of existing competitors and potential market entry by new competitors;

•
changes to laws and regulations, including changes to the GSEs' role in the secondary mortgage market or other changes that could affect the residential mortgage industry generally or MI in particular;

•
changes in general economic, market and political conditions and policies, interest rates, inflation and investment results or other conditions that affect the housing market or the markets for home mortgages or MI;

•	changes in the regulatory environment;

•
our ability to implement our business strategy, including our ability to attract customers, implement successfully and on a timely basis, complex infrastructure, systems, procedures, and internal controls to support our business and regulatory and reporting requirements of the insurance industry;

•	failure of risk management or investment strategy;

•	claims exceeding our reserves or amounts we had expected to experience;

•	failure to achieve the results shown in the financial projections;

•	failure to develop, maintain and improve necessary information technology systems or the failure of technology providers to perform;

•	ability to recruit, train and retain key personnel; and

•	emergence of claim and coverage issues.

All forward-looking statements are necessarily only estimates of future results, and actual results may differ materially from expectations. You are, therefore, cautioned not to place undue reliance on such statements which should be read in conjunction with the other cautionary statements that are included elsewhere in this report. In particular, you should consider the numerous risks described in the Company’s Prospectus filed with the Securities and Exchange Commission ("SEC") on December 9, 2013 as part of the Company’s Registration Statement on Form S-1 (File No. 333-189507) (the "Prospectus") under the caption “Risk Factors” and under Item 1A of Part II of this report and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. You should, however, review the risk factors we describe in the reports we will file from time to time with the SEC after the date of this report.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

NMI HOLDINGS, INC. (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Investments, available-for-sale, at fair value:
Fixed maturities (amortized cost of $419,021,671 and $0 as of September 30, 2013 and December 31, 2012, respectively)	$411,983,016	$—
Short-term investments	—	4,864,206
Total investment portfolio	411,983,016	4,864,206
Cash and cash equivalents	34,097,356	485,855,418
Accrued investment income	1,834,079	—
Prepaid expenses	1,053,057	416,861
Restricted cash	—	40,338,155
Deferred policy acquisition costs, net	4,226	—
Goodwill and other intangible assets	3,634,197	3,634,197
Software and equipment, net	9,053,995	7,550,095
Other assets	59,050	108,802
Total Assets	$461,718,976	$542,767,734
Liabilities
Accounts payable and accrued expenses	$9,275,843	$8,707,573
Placement fee payable	—	38,305,405
Purchase consideration payable	—	2,032,750
Warrant liability	5,452,428	4,841,765
Deferred tax liability	132,600	132,600
Total Liabilities	14,860,871	54,020,093
Commitments and Contingencies

Shareholders' Equity
Common stock - Class A shares, $0.01 par value, 55,637,480 and 55,250,100 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively (250,000,000 shares authorized)	556,375	552,501
Common stock - Class B shares, $0.01 par value, 0 and 250,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively (250,000 authorized)	—	2,500
Additional paid-in capital	524,280,385	517,032,619
Accumulated other comprehensive (loss) income	(7,038,655)	559
Deficit accumulated during the development phase	(70,940,000)	(28,840,538)
Total Shareholders' Equity	446,858,105	488,747,641
Total Liabilities and Shareholders' Equity	$461,718,976	$542,767,734

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine months ended September 30,		For the Period from May 19, 2011 (inception) to September 30
	2013	2012	2013	2012	2013
Revenues
Direct premiums written	$481,529	$—	$482,566	$—	$482,566
Increase (decrease) in unearned premiums	—	—	—	—	—
Net premiums earned	481,529	—	482,566	—	482,566
Net investment income	1,519,361	874	3,336,150	874	3,341,975
Net realized investment gains (losses)	(308,418)	—	172,291	—	172,291
Gain (Loss) from change in fair value of warrant liability	468,848	—	(610,663)	—	(332,859)
Total Revenues	2,161,320	874	3,380,344	874	3,663,973
Expenses
Payroll and related	7,090,357	4,085,597	20,896,375	5,914,924	32,455,289
Share-based compensation	1,967,980	2,045,215	8,827,053	3,091,096	14,942,413
Depreciation and amortization	2,045,306	—	3,892,054	—	3,894,971
Professional fees	2,348,771	1,143,135	5,576,684	2,470,368	11,079,486
Information technology	1,328,268	281,364	3,455,087	281,364	4,327,540
Travel and related costs	262,701	227,634	965,569	424,502	1,691,033
Rent and office expenses	212,040	97,852	524,849	124,690	757,841
Financial fees and interest expense	—	—	—	1,628,635	1,632,364
Loss on impairment	—	—	—	—	1,200,000
Other	778,571	232,750	1,342,135	760,118	2,623,036
Total Expenses	16,033,994	8,113,547	45,479,806	14,695,697	74,603,973
Net Loss	$(13,872,674)	$(8,112,673)	$(42,099,462)	$(14,694,823)	$(70,940,000)

Share Data
Basic and Diluted loss per share	$(0.25)	$(0.15)	$(0.76)	$(0.46)	$(2.11)
Weighted average common shares	55,637,480	55,500,100	55,589,674	32,003,750	33,585,018

Other Comprehensive Income (Loss) (net of tax)
Net unrealized holding gains (losses) for the period included in accumulated other comprehensive income (loss)	2,283,106	—	(7,039,214)	—	(7,038,655)
Other Comprehensive Income (Loss) (net of tax)	2,283,106	—	(7,039,214)	—	(7,038,655)
Total Comprehensive Loss	$(11,589,568)	$(8,112,673)	$(49,138,676)	$(14,694,823)	$(77,978,655)

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common stock				Additional Paid-in capital	Accumulated other comprehensive income (loss)	Deficit Accumulated During the Development Phase	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Period from year-ended December 31, 2011
Balance, December 31, 2011	100	$1	—	$—	$—	$—	$(1,348,825)	$(1,348,824)
Issuance of Class A shares of common stock	55,000,000	550,000	—	—	508,419,759	—	—	508,969,759
Issuance of Class B shares of common stock	—	—	250,000	2,500	—	—	—	2,500
Issuance of common stock related to acquisition of subsidiaries	250,000	2,500	—	—	2,497,500	—	—	2,500,000
Share-based compensation expense	—	—	—	—	6,115,360	—	—	6,115,360
Change in unrealized investment gains	—	—	—	—	—	559	—	559
Net loss	—	—	—	—	—	—	(27,491,713)	(27,491,713)
Balance, December 31, 2012	55,250,100	$552,501	250,000	$2,500	$517,032,619	$559	$(28,840,538)	$488,747,641
Period from May 19, 2011 (inception) to September 30, 2013
Balance, May 19, 2011	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class A shares of common stock	55,137,480	551,375	—	—	506,840,472	—	—	507,391,847
Issuance of Class B shares of common stock	—	—	250,000	2,500	—	—	—	2,500
Conversion of Class B shares of common stock into Class A shares of common stock	250,000	2,500	(250,000)	(2,500)	—	—	—	—
Issuance of common stock related to acquisition of subsidiaries	250,000	2,500	—	—	2,497,500	—	—	2,500,000
Share-based compensation expense	—	—	—	—	14,942,413	—	—	14,942,413
Change in unrealized investment gains/losses	—	—	—	—	—	(7,038,655)	—	(7,038,655)
Net loss	—	—	—	—	—	—	(70,940,000)	(70,940,000)
Balance, September 30, 2013	55,637,480	$556,375	—	$—	$524,280,385	$(7,038,655)	$(70,940,000)	$446,858,105
Nine months ended September 30, 2013
Balance, December 31, 2012	55,250,100	$552,501	250,000	$2,500	$517,032,619	$559	$(28,840,538)	$488,747,641
Issuance of Class A shares of common stock	137,380	1,374	—	—	(1,579,287)	—	—	(1,577,913)
Conversion of Class B shares of common stock into Class A shares of common stock	250,000	2,500	(250,000)	(2,500)	—	—	—	—
Share-based compensation expense	—	—	—	—	8,827,053	—	—	8,827,053
Change in unrealized investment gains/losses	—	—	—	—	—	(7,039,214)	—	(7,039,214)
Net loss	—	—	—	—	—	—	(42,099,462)	(42,099,462)
Balance, September 30, 2013	55,637,480	$556,375	—	$—	$524,280,385	$(7,038,655)	$(70,940,000)	$446,858,105
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30, 2013	For the Nine months ended September 30, 2012	For the Period from May 19, 2011 (inception) to September 30, 2013
Cash Flows from Operating Activities
Net loss	$(42,099,462)	$(14,694,823)	$(70,940,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	8,827,053	3,091,096	14,942,413
Warrants issued in connection with line of credit	—	1,619,569	1,619,569
Loss from change in fair value of warrant liability	610,663	—	332,859
Net realized investment gains	(172,291)	—	(172,291)
Loss on impairment	—	—	1,200,000
Depreciation and other amortization	5,409,867	—	5,412,784
Accrued investment income	(1,834,079)	—	(1,839,904)
Changes in operating assets and liabilities:
Prepaid expense	(636,196)	(200,211)	(1,053,057)
Deferred policy acquisition costs, net	(4,226)	—	(4,226)
Other assets	49,752	(47,716)	(55,244)
Accounts payable and accrued expenses	568,270	1,368,314	6,474,873
Net Cash Used in Operating Activities	(29,280,649)	(8,863,771)	(44,082,224)
Cash Flows from Investing Activities
Purchase of short-term investments	(509,964)	(3,457,717)	(5,371,592)
Purchase of fixed maturities, available-for-sale	(559,752,153)	—	(559,752,153)
Proceeds from maturity of short-term investments	5,375,000	—	5,375,000
Proceeds from sale of fixed maturities, available-for-sale	139,383,571	—	139,383,571
Purchase of software and equipment	(5,395,954)	(654,597)	(7,842,458)
Acquisition of subsidiaries	—	(2,500,000)	(2,500,000)
Net Cash Used in Investing Activities	(420,899,500)	(6,612,314)	(430,707,632)
Cash Flows from Financing Activities
Payments on line of credit	—	(205,318)	—
Taxes paid related to net share settlement of equity awards	(1,577,913)	—	(1,577,913)
Issuance of common stock	—	510,465,124	510,465,125
Net Cash (Used in) Provided by Financing Activities	(1,577,913)	510,259,806	508,887,212

Net (Decrease) Increase in Cash and Cash Equivalents	(451,758,062)	494,783,721	34,097,356
Cash and Cash Equivalents, beginning of period	485,855,418	1	—
Cash and Cash Equivalents, end of period	$34,097,356	$494,783,722	$34,097,356

Supplemental Disclosures of Cash Flow Information
Restricted Cash	$—	$20,830,488	$40,338,155
Noncash Financing Activities
Conversion of Class B shares of common stock into Class A shares of common stock	2,500	—	2,500
Acquisition of subsidiaries
Warrants issued in connection with acquisition of subsidiaries	—	3,500,000	3,500,000
Common stock issued in connection with acquisition of subsidiaries	—	2,500,000	2,500,000
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC. (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Basis of Presentation

NMI Holdings, Inc. (A Development Stage Company) ("the Company"), a Delaware corporation, was formed in May 2011 with the intention of providing private mortgage guaranty insurance through a wholly owned insurance subsidiary. From May 2011 through March 2013, the Company's activities were limited to raising capital, seeking to acquire the assets and approvals necessary to become a private mortgage guaranty insurance provider and hiring personnel. The accompanying consolidated financial statements include the accounts of NMI Holdings, Inc. and its wholly owned subsidiaries, MAC Financial Holding Corporation, National Mortgage Insurance Corporation ("NMIC"), previously named Mortgage Assurance Corporation, National Mortgage Reinsurance Inc One ("NMI Re One"), previously named Mortgage Assurance Reinsurance Inc One, and National Mortgage Reinsurance Inc Two ("NMI Re Two"), previously named Mortgage Assurance Reinsurance Inc Two. In April 2013, the Company, through its primary insurance subsidiary, began writing its first mortgage guaranty insurance policies. On September 30, 2013, the Company merged NMI Re Two into NMIC with NMIC surviving the merger and MAC Financial Holding Corporation merged into NMI Holdings, Inc., with NMI Holdings, Inc. surviving the merger.
On November 30, 2011, the Company entered into an agreement with MAC Financial Ltd. to acquire MAC Financial Holding Corporation and its subsidiaries, Mortgage Assurance Corporation, Mortgage Assurance Reinsurance Inc One and Mortgage Assurance Reinsurance Inc Two, for approximately $8.5 million in cash, common stock and warrants plus the assumption of approximately $1.3 million in liabilities ("MAC Acquisition"). In addition, the Company incurred $0.1 million in tax liabilities as a result of the acquisition of certain indefinite-lived intangibles. The acquisition was completed in April 2012.
In April 2012, the Company offered and sold 55.0 million shares of common stock at an issue price of $10.00 per share. Gross proceeds from the offering were $550.0 million. Net proceeds from the offering, after an approximate 7% underwriting fee and other offering expenses, were approximately $510 million. The fee was escrowed for the benefit of FBR Capital Markets and Co. ("FBR") and was released to FBR upon the Company's receipt of approval from Federal National Home Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") ("GSE Approval"). An additional $1.5 million in offering expenses were paid by the Company upon GSE Approval in January 2013.
Under the terms of the offering, the Company had until January 17, 2013 to obtain GSE Approval ("GSE Approval Deadline"). The Company was approved as an eligible mortgage guaranty insurer by Freddie Mac and Fannie Mae, on January 15, 2013 and January 16, 2013, respectively, which approvals are conditioned upon the Company maintaining certain conditions.
Basis of Presentation
The accompanying consolidated financial statements include the results of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). The accounts of the Company and its subsidiaries are maintained in US dollars. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as of the balance sheet date. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates.
Basic net loss per share is based on the weighted-average number of common shares outstanding, while diluted net loss per share is based on the weighted-average number of common shares outstanding and common stock equivalents that would be issuable upon the exercise of stock options, other stock-based compensation arrangements, and the dilutive effect of outstanding warrants. As a result of the Company's net loss for the three and nine months ended September 30, 2013, 5,304,693 shares of the Company's common stock equivalents issued under stock-based compensation arrangements and warrants were not included in the calculation of diluted net loss per share as of such dates because they were anti-dilutive. As a result of the Company's net loss for the three and nine months ended September 30, 2012, 4,414,165 shares of the Company's common stock equivalents issued under stock-based compensation arrangements and warrants were not included in the calculation of diluted net loss per share as of such dates because they were anti-dilutive.
2. Summary of Accounting Principles
Cash and Cash Equivalents
The Company considers items such as certificates of deposit and money market funds with original maturities of 90 days or less to be cash equivalents.

NMI HOLDINGS, INC. (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company had restricted cash as of December 31, 2012. The restricted cash balance was comprised of two escrow accounts that were initially funded on April 24, 2012 with an agreement that the funds would be released upon GSE Approval. The restricted cash was payable to FBR and MAC Financial Ltd. and was released from escrow on January 23, 2013. There was no restricted cash as of September 30, 2013.
Investments
The Company has designated its investment portfolio as available-for-sale and is reported at fair value. The related unrealized gains and losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive income (loss) in shareholders' equity. Net realized investment gains and losses are reported in income based upon specific identification of securities sold.
Purchases and sales of investments are recorded on a trade date basis. Net investment income is recognized when earned and includes interest and dividend income together with amortization of market premiums and discounts using the effective yield method and is net of investment management fees and other investment related expenses. For asset-backed securities and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the change in effective yields and maturities are recognized on a prospective basis through yield adjustments.
Each quarter the Company evaluates the investments in order to determine whether declines in fair value below amortized cost were considered other-than-temporary in accordance with applicable guidance. In evaluating whether a decline in fair value is other-than-temporary, the Company considers several factors including, but not limited to:

•	the Company's intent to sell the security or whether it is more likely than not that the Company will be required to sell the security before recovery;

•	severity and duration of the decline in fair value;

•	the financial condition of the issuer;

•	failure of the issuer to make scheduled interest or principal payments;

•	recent credit downgrades of the applicable security or the issuer below investment grade; and

•	adverse conditions specifically related to the security, an industry, or a geographic area.
Under the current guidance, a debt security impairment is deemed other than temporary if (1) the Company either intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery or (2) the Company does not expect to collect cash flows sufficient to recover the amortized cost basis of the security. In the event of the decline in fair value of a debt security, a holder of that security that does not intend to sell the debt security and for whom it is more likely than not that such holder will be required to sell the debt security before recovery of its amortized cost basis is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to other factors. The amount of total decline in fair value related to the credit loss shall be recognized in earnings as other-than-temporary impairment ("OTTI") with the amount related to other factors recognized in accumulated other comprehensive income or loss, net of tax. In periods after recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted into net investment income. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of the loss realization.
Revenue Recognition
In the mortgage guaranty insurance industry, a “book” is a group of loans that an MI ("Mortgage Insurance") company insures in a particular period, normally a calendar year. The Company sets premiums at the time a policy is issued based on the Company's expectations regarding likely performance over the term of coverage. The policies the Company writes are guaranteed renewable contracts at the policyholder's option on a single, annual or monthly premium basis. The Company generally has no ability to reunderwrite or reprice these contracts.  Premiums written on a single premium basis and an annual premium basis are initially deferred as unearned premium reserve and earned over the policy term.  Premiums written on policies covering more than one year are amortized over the policy life in accordance with the expiration of risk which is the anticipated claim payment pattern based on industry experience.  Premiums written on annual policies are earned on a monthly pro rata basis.  Premiums written on monthly policies are earned as coverage is provided. Premiums written on pool transactions are earned over the period that coverage is provided.  Upon cancellation of a policy, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the policyholder. The actual return of premium for all periods affects premiums written and earned in those periods.

NMI HOLDINGS, INC. (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of mortgage guaranty insurance business, consisting of certain employee compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs ("DAC"). For each book year of business, these costs are amortized to income in proportion to estimated gross profits over the estimated life of the policies.
Business Combinations, Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired from a business combination. In accordance with Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other, the Company will test goodwill for impairment during the third quarter each year or more frequently if the Company believes indicators of impairment exist. The Company has not identified any impairments of goodwill through September 30, 2013.
The Company's intangible assets consist of state licenses and GSE applications which have indefinite lives. The Company tests indefinite-lived intangible assets for impairment during the fourth quarter of each year or more frequently if the Company believes indicators of impairment exist. The Company does not believe that the indefinite-lived intangible assets were impaired as of September 30, 2013.
Software and Equipment
Software and equipment are stated at cost, less accumulated amortization and depreciation. Amortization and depreciation are calculated using the straight-line method over the estimated useful lives of the respective assets ranging typically from 3 to 7 years, unless factors indicate a shorter useful life. During the second quarter of 2013, the Company conducted an analysis on the existing Insurance Management System ("IMS"), which was acquired in connection with the MAC Acquisition, and evaluated development efforts in pursuit of designing a system that would meet the Company's business requirements. Based on that analysis, the Company made the business decision during the second quarter of 2013 to pursue the development of new modules to support policy servicing, billing and delinquency and claims management business functions. As a result of the change in approach, the Company reduced the useful life of the modules of IMS that support these business functions and shortened the amortization period of the modules to 7 and 18 months. Amortization of software and depreciation of equipment commences at the beginning of the month following the placement of the assets into use by the Company.
Warrants
The Company accounts for warrants to purchase common shares of the Company that were issued to FBR and MAC Financial Ltd. in conjunction with the line of credit and stock purchase agreement, respectively, in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 470-20 Debt with Conversion and Other Options and ASC 815-40 Derivatives and Hedging - Contracts in Entity's Own Equity. These warrants may be settled by the Company using the physical settlement method or through cashless exercises in which shares subject to the warrants are reduced in lieu of cash payment of the exercise price. The exercise price and the number of warrants are subject to anti-dilution provisions whereby the existing exercise price is adjusted downward and the number of warrants increased for events that may not be dilutive and the adjustment may be in excess of any dilution suffered. As a result, the warrants are classified as a liability. The Company revalues the warrants at the end of each reporting period and any change in fair value is reported in the statements of operations in the period in which the change occurred. The fair value of the warrants is calculated using a Black-Scholes option-pricing model in combination with a binomial model and a Monte Carlo simulation model used to value the pricing protection features within the warrant.

NMI HOLDINGS, INC. (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock-Based Compensation
The Company adopted ASC 718, Compensation - Stock Compensation ("ASC 718"). ASC 718 addresses accounting for share-based awards and recognition of compensation expense, measured using grant date fair value, over the requisite service or performance period of the award. Share-based payments include restricted stock units and stock option grants under the 2012 Stock Incentive Plan. The fair value of stock option grants issued are determined based on an option pricing model which takes into account various assumptions that are subjective. Key assumptions used in the stock option valuation include the expected term of the equity award taking into account the contractual term of the award, the effects of expected exercise and post-vesting termination behavior, expected volatility, expected dividends and the risk-free interest rate for the expected term of the award. Restricted stock unit grants to employees contain a market condition and/or service condition. The fair value of restricted stock unit grants to employees with a market condition is determined based on a Monte Carlo simulation model at the date of grant. Restricted stock unit grants to employees with a service condition and restricted stock unit grants to non-employee directors are valued at the Company's stock price on the date of grant less the present value of anticipated dividends.
Offering and Incorporation Expenses
Offering expenses incurred in connection with the capitalization of the Company were recorded as a reduction of paid-in-capital at closing. These costs include certain investment banking fees, legal fees, printer fees and audit fees. Any incorporation and organizational expenses not related to the raising of capital are expensed as incurred and are included in the statement of operations.
Income Taxes
The Company accounts for income taxes using the liability method in accordance with FASB ASC Topic 740 - Income Taxes. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations.
The Company evaluates the need for a valuation allowance against its deferred tax assets on a quarterly basis. In the course of its review, the Company assesses all available evidence, both positive and negative, including future sources of income, tax planning strategies, future contractual cash flows and reversing temporary differences. Additional valuation allowance benefits or charges could be recognized in the future due to changes in management's expectations regarding the realization of tax benefits. Uncertain tax positions taken or expected to be taken in a tax return by the Company are recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. There are no tax uncertainties that are expected to result in significant increases or decreases to unrecognized tax benefits within the next twelve month period.
In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
Recent Accounting Developments Not Adopted
Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued an Accounting Standards Update addressing the reporting of reclassifications out of accumulated other comprehensive income. The Update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the statement of operations if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective for reporting periods beginning after December 15, 2013. Early adoption is permitted. The Company expects this guidance to affect financial statement disclosures but not to have an impact on the Company's results of operations, financial position or liquidity.

NMI HOLDINGS, INC. (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recent Accounting Standards Updates Adopted
Nonpublic Entity Disclosures about Financial Instruments
In February 2013, the FASB issued an Accounting Standards Update clarifying the intended scope of the disclosures required by Update 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments clarify that the requirement to disclose "the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position but for which fair value is disclosed. The amendments were effective upon issuance. The adoption of this guidance in February 2013 did not have any effect on the Company's results of operations, financial position or liquidity.
Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities
In January 2013, the FASB issued an Accounting Standards Update clarifying that the scope of Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this guidance in January 2013 did not have any effect on the Company's results of operations, financial position or liquidity.
Reclassifications
Certain items in the financial statements as of December 31, 2012 and for the periods ending September 30, 2012 and for the period from May 19, 2011 (inception) to September 30, 2013 have been reclassified to conform to the current period's presentation. There was no effect on net income or shareholders' equity previously reported.
3. Common Stock Offering
The Company entered into a purchase/placement agreement with FBR on April 17, 2012 and offered and sold an aggregate of 55,000,000 of its class A common shares resulting in net proceeds of approximately $510 million. In accordance with the terms of the Offering, the Company placed approximately 93% (or $476 million) of the Company's net proceeds from this offering into investment accounts established for the purpose of preserving such proceeds on a short-term basis, prior to approval from at least one of the GSEs as an eligible mortgage guaranty insurance provider to the GSE. As provided in the Company's Certificate of Incorporation, this amount was not to be disbursed (used for operating activities) until the earlier of (i) receipt by the Company of GSE Approval or (ii) the liquidation of the Company. Approximately $35 million of the net proceeds were available for paying the cash portion of the MAC Acquisition and to pay off the FBR loan. The remaining balance of approximately $32 million was placed in an operating account for the purpose of funding the Company's operations through the time of GSE Approval.
The initial purchaser's discount and placement fee of $38.3 million was comprised of $19.5 million in common stock and $18.8 million in cash. On October 24, 2012, FBR sold the aforementioned common stock and proceeds of $19.5 million were retained in an escrow account until the Company received GSE Approval.
In January 2013, following GSE Approval, the escrow funds were released and distributed to FBR (its initial purchasers' discount and placement fees from the escrow account) and to MAC (its cash portion of the MAC Acquisition), respectively.
4. Acquisition of MAC
On November 30, 2011, the Company entered into a definitive stock purchase agreement with MAC Financial Ltd. to acquire MAC Financial Holdings Corporation and its wholly owned subsidiaries (collectively "MAC"). The transaction closed shortly after the closing of the common stock offering described above. Under the agreement, the total initial consideration paid for MAC was $8.5 million consisting of $2.5 million in cash, $2.5 million in the Company's common stock, and warrants to acquire the Company's common stock valued at $3.5 million. The consideration (net of expenses paid on MAC's behalf) was held in an escrow account until the Company received GSE Approval, upon which time it was released to MAC Financial Ltd. The total purchase consideration was allocated to the acquired assets and liabilities as follows:

NMI HOLDINGS, INC. (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

April 24, 2012
Current assets	$52,159
Intangibles	1,590,000
Capitalized software	5,000,000
Goodwill	3,244,197
Subtotal	9,886,356
Current liabilities and deferred tax liabilities	(1,386,356)
Estimated fair value of net assets acquired	$8,500,000
Pursuant to the terms of the stock purchase agreement, the Company assumed approximately $1.3 million of MAC's existing liabilities, which related to outstanding payment obligations under its vendor contracts with CDW, LLC, Milliman, Inc., and Intellect/SEEC, Inc. and incurred $0.1 million in tax liabilities as a result of the acquisition of certain indefinite-lived intangibles. All other liabilities which existed at closing are the sole obligation of MAC Financial Ltd. As of September 30, 2013 and December 31, 2012, the total amount of cash held in escrow (net of expenses paid on MAC's behalf) was $0 and $2.0 million, respectively.
Included in the acquired intangibles of $1.6 million are operational manuals valued at $1.2 million which at the time of acquisition, were a key deliverable in the Company's GSE application and were expected to be placed in service following GSE approval. Subsequently, the processes and procedures underlying the operational manuals were reengineered to be substantially different as defined by the Company's current management. Therefore, at December 31, 2012 the Company determined the carrying value of operational manuals would not be recovered and the manuals could not be sold and would be disposed of, and as a result, the Company assessed the fair value at zero and recognized a loss on impairment of $1.2 million in the fourth quarter of 2012.
5. Investments
As of September 30, 2013, there were approximately $7 million of cash and investments in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
As of September 30, 2013
U.S. Treasury securities and obligations of U.S. government agencies	$108,067,508	$—	$(1,178,688)	$106,888,820
Municipal bonds	12,019,214	—	(103,372)	11,915,842
Corporate debt securities	224,245,377	150,482	(4,818,660)	219,577,199
Asset-backed securities	74,689,572	81,955	(1,170,372)	73,601,155
Total Investments	$419,021,671	$232,437	$(7,271,092)	$411,983,016

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
As of December 31, 2012
Short-term investments	$4,863,647	$559	$—	$4,864,206
Total Investments	$4,863,647	$559	$—	$4,864,206
Scheduled Maturities as of September 30, 2013
The amortized cost and fair values of available for sale securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

NMI HOLDINGS, INC. (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one through five years	253,500,682	250,727,716
Due after five through ten years	75,369,556	72,704,193
Due after ten years	15,461,861	14,949,952
Asset-backed securities	74,689,572	73,601,155
Total Investments	$419,021,671	$411,983,016
All investments held at December 31, 2012 had a scheduled maturity of one year or less.
Net Realized Investment (Losses) Gains on Investments

	Three Months Ended September 30, 2013	Nine months ended September 30, 2013	For the Period from May 19, 2011 (inception) to September 30, 2013
Corporate Bond	$(206,875)	$309,234	$309,234
U.S. Treasury securities and obligations of U.S. government agencies	(71,700)	(87,359)	(87,359)
Mortgage-backed security	(29,843)	(49,584)	(49,584)
Total Net Realized Investment (Losses) Gains	$(308,418)	$172,291	$172,291
There were no realized investment gains or losses for the three and nine months ended September 30, 2012.
Aging of Unrealized Losses
At September 30, 2013, the investment portfolio had gross unrealized losses of approximately $7 million. For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2013
U.S. Treasury Securities and Obligations of U.S. government agencies	$106,888,820	$(1,178,688)	$—	$—	$106,888,820	$(1,178,688)
Municipal bonds	11,915,842	(103,372)	—	—	11,915,842	(103,372)
Corporate debt securities	197,641,652	(4,818,660)	—	—	197,641,652	(4,818,660)
Assets-backed securities	66,012,200	(1,170,372)	—	—	66,012,200	(1,170,372)
Total Investments	$382,458,514	$(7,271,092)	$—	$—	$382,458,514	$(7,271,092)
At December 31, 2012, the investment portfolio had no unrealized losses.

NMI HOLDINGS, INC. (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net investment income is comprised of the following:

	Nine months ended September 30, 2013	For the Nine months ended September 30, 2012	For the Year Ended December 31, 2012	For the Period From May 19, 2011 (inception) to September 30, 2013
Fixed maturities	$3,663,254	$874	$2,019	$3,665,273
Cash equivalents	—	—	3,806	3,806
Other	1,517	—	—	1,517
Investment income	3,664,771	874	5,825	3,670,596
Investment expenses	(328,621)	—	—	(328,621)
Net Investment Income	$3,336,150	$874	$5,825	$3,341,975
6. Fair Value of Financial Instruments
The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held at September 30, 2013 and December 31, 2012:
The Company established a fair value hierarchy by prioritizing the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under this standard are described below:
Level 1 - Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date for identical assets or liabilities;
Level 2 - Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities; and
Level 3 - Unobservable inputs that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
The level of market activity used to determine the fair value hierarchy is based on the availability of observable inputs market participants would use to price an asset or a liability, including market value price observations.
Assets classified as Level 1 and Level 2
To determine the fair value of securities available-for-sale in Level 1 and Level 2 of the fair value hierarchy, independent pricing sources have been utilized. One price is provided per security based on observable market data. To ensure securities are appropriately classified in the fair value hierarchy, we review the pricing techniques and methodologies of the independent pricing sources and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. A variety of inputs are utilized by the independent pricing sources including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including data published in market research publications. Inputs may be weighted differently for any security, and not all inputs are used for each security evaluation. Market indicators, industry and economic events are also considered. This information is evaluated using a multidimensional pricing model. Quality controls are performed by the independent pricing sources throughout this process, which include reviewing tolerance reports, trading information and data changes, and directional moves compared to market moves. This model combines all inputs to arrive at a value assigned to each security. The Company has not made any adjustments to the prices obtained from the independent pricing sources.

NMI HOLDINGS, INC. (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Liabilities classified as Level 3
The warrants held by FBR and MAC Financial Ltd. and are valued using a Black-Scholes option-pricing model in combination with a binomial model and Monte Carlo simulation used to value the pricing protection features within the warrant. Variables in the model include the risk-free rate of return, dividend yield, expected life and expected volatility of the Company's stock price. Any potential value associated with pricing protection features are assessed using internal models and management estimation.
ASC 825, "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value.
The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of September 30, 2013 and December 31, 2012:

	Fair Value Measurements Using
Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2013
U.S. Treasury securities and obligations of U.S. government agencies	$106,888,820	$—	$—	$106,888,820
Municipal bonds	—	11,915,842	—	11,915,842
Corporate debt securities	—	219,577,199	—	219,577,199
Asset-backed securities	—	73,601,155	—	73,601,155
Cash and cash equivalents	34,097,356	—	—	34,097,356
Total Assets	$140,986,176	$305,094,196	$—	$446,080,372
Warrant liability	—	—	$5,452,428	$5,452,428
Total Liabilities	$—	$—	$5,452,428	$5,452,428

	Fair Value Measurements Using
Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2012
U.S. Treasury securities and obligations of U.S. government agencies	$4,864,206	$—	$—	$4,864,206
Cash and cash equivalents	526,193,573	—	—	526,193,573
Total Assets	$531,057,779	$—	$—	$531,057,779
Warrant liability	—	—	$4,841,765	$4,841,765
Total Liabilities	$—	$—	$4,841,765	$4,841,765

NMI HOLDINGS, INC. (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is a roll-forward of Level 3 liabilities measured at fair value for the nine months ended September 30, 2013:

Total Fair Value Measurements
Nine months ended September 30, 2013
Level 3 Instruments Only	Warrant Liability

Balance, January 1, 2013	$4,841,765
Change in fair value of warrant liability included in earnings	610,663
Balance, September 30, 2013	$5,452,428

Total Fair Value Measurements
Period from May 19, 2011 (inception) to September 30, 2013
Level 3 Instruments Only	Warrant Liability

Balance, May 19, 2011	$—
Initial fair value of warrant liability	5,119,569
Change in fair value of warrant liability included in earnings	332,859
Balance, September 30, 2013	$5,452,428
The fair value of the warrants issued to FBR and MAC Financial Ltd. was estimated on the date of grant using the Black-Scholes option-pricing model, including consideration of any potential additional value associated with pricing protection features. The volatility assumption used, 39.0%, was derived from the historical volatility of the share price of a range of publicly-traded companies with similar types of business to that of the Company. No allowance was made for any potential illiquidity associated with the private trading of the Company's shares. The Company revalues the warrant liability quarterly using a Black-Scholes option-pricing model in combination with a binomial model and a Monte-Carlo simulation model used to value the pricing protection features within the warrant. As of September 30, 2013 the assumptions used in the option pricing model were as follows: a common stock price as of September 30, 2013 of $11.40, risk free interest rate of 2.03%, expected life of 7.06 years and a dividend yield of 0%.
The carrying value of other selected assets on our consolidated balance sheet approximates fair value.
7. Software and Equipment
Software and equipment consist largely of capitalized software purchased in connection with the MAC Acquisition which had a fair value of $5.0 million at the date of acquisition. Software and equipment, net of accumulated amortization and depreciation, as of September 30, 2013 and December 31, 2012, consist of the following:

As of September 30, 2013
Software	$12,526,481
Equipment	387,446
Leasehold Improvements	35,039
Less accumulated amortization and depreciation	(3,894,971)
Software and equipment, net	$9,053,995

As of December 31, 2012
Software	$7,268,439
Equipment	284,573
Less accumulated amortization and depreciation	(2,917)
Software and equipment, net	$7,550,095

NMI HOLDINGS, INC. (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortization and depreciation expense for the three and nine months ended September 30, 2013 was $2.0 million and $3.9 million, respectively. During the second quarter of 2013, the Company conducted an analysis on the existing Insurance Management System ("IMS") which was acquired in connection with the MAC Acquisition. Based on that analysis, the Company made the business decision during the second quarter of 2013 to pursue the development of new modules to support policy servicing, billing and delinquency and claims management business functions. As a result of the change in approach, during the second quarter the Company reduced the useful life of the modules of IMS that support these business functions and shortened the amortization period to a range of 7 and 18 months. There was no amortization and depreciation expense for the three and nine months ended September 30, 2012.
8. Intangible Assets
Intangible assets consist of identifiable intangible assets purchased in connection with the MAC Acquisition. Intangible assets, net, as of September 30, 2013 and December 31, 2012, consist of the following:

As of September 30, 2013 and December 31, 2012		Expected Lives
State licenses	$260,000	Indefinite
GSE Approvals	130,000	Indefinite
Total Intangible Assets	$390,000
The Company tests goodwill and intangibles for impairment in the third and fourth quarter, respectively, of every year, or more frequently if the Company believes indicators of impairment exist. At the time of the MAC Acquisition, the Company, as part of the acquisition, acquired operational manuals that were a key deliverable in the Company's GSE application and were expected to be placed in service following GSE Approval. Subsequently, the processes and procedures underlying the operational manuals were reengineered to be substantially different as defined by the Company's current management. Therefore, at December 31, 2012 the Company determined the carrying value of operational manuals would not be recovered and the manuals could not be sold and would be disposed, and as a result, assessed the fair value at zero and recognized a loss on impairment of $1.2 million. No impairments of indefinite-lived intangibles were identified as of September 30, 2013.
9. Commitments and Contingencies
GSE Approvals
Fannie Mae and Freddie Mac have imposed certain capitalization, operational and reporting conditions in connection with their approvals of NMIC as a qualified mortgage guaranty insurer. Some of these conditions remain in effect for a three (3) year period from the date of GSE Approval while others do not expressly expire. These conditions require, among other things, that NMIC:

•
be initially capitalized in the amount of $200 million and that its affiliate reinsurance companies, NMI Re One and NMI Re Two, be initially capitalized in the amount of $10 million each (as of September 30, 2013, NMI Re Two was merged into NMIC, with NMIC surviving the merger. See Note 1. Organization);

•	maintain minimum capital of $150 million;

•	operate at a risk-to-capital ratio not to exceed 15:1 for its first three (3) years and then pursuant to the GSE Eligibility Requirements then in effect;

•	not declare or pay dividends to affiliates or to the Company for its first three (3) years, then pursuant to the Eligibility Requirements;

•
not enter into capital support agreements or guarantees for the benefit of, or purchase or otherwise invest in the debt of, affiliates without the prior written approval of the GSEs for its first three (3) years, then pursuant to the Eligibility Requirements;

•	not enter into reinsurance or other risk share arrangements without the GSEs' prior written approval for its first three (3) years, then pursuant to the Eligibility Requirements; and

•	at the direction of one or both of the GSEs, re-domicile from Wisconsin to another state.
The conditional approvals also include certain additional conditions, limitations and reporting requirements that the Company anticipates will be included in the GSEs' final Eligibility Requirements, such as limits on costs allocated to NMIC under affiliate expense sharing arrangements, risk concentration, rates of return, requirements to obtain a financial strength rating, provision of

NMI HOLDINGS, INC. (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ancillary services (i.e., non-insurance) to customers, transfers of underwriting to affiliates, notification requirements regarding change of ownership and new five percent (5%) shareholders, provisions regarding underwriting policies and claims processing as well as certain other obligations.
During the third quarter of 2013, NMIC entered into an agreement with Fannie Mae, pursuant to which NMIC insures a pool of approximately 22,000 loans with an aggregate unpaid principal balance of approximately $5.2 billion.  The effective date of the agreement and the coverage is September 1, 2013, and in September 2013, NMIC received the first premium payment from Fannie Mae.  The agreement has an expected term of 10 years from the coverage effective date.
The initial pool risk-in-force to NMIC, as of September 1, 2013 was approximately $93.1 million which represents the amount between a deductible payable by Fannie Mae on initial losses and a stop loss, above which, losses are borne by Fannie Mae. The pool agreement obligates NMIC to maintain the greater of (1) the risk-to-capital requirements outlined in the January 2013 approval letter, or (2) a risk-to-capital ratio of 18:1 on primary business plus statutory capital equal to the amount of net risk-in-force of the pool. As of September 30, 2013, the pool risk-in-force was $93.1 million.
In addition to the conditions noted above, the Company's insurance subsidiary, NMIC entered into risk-to-capital agreements with certain state insurance regulators. See Note 14. Statutory Financial Information.
Office Lease
The Company entered into an office facility lease effective July 1, 2012 for a term of two years.
Management expects that, in the normal course of business, as of September 30, 2013, future minimum lease payments under this lease will be as follows:

Years ending December 31,
2013	$205,884
2014	416,176
Totals	$622,060
The Company incurred rent expense, related to this lease, of approximately $0.2 million, and $0.4 million for the three and nine months ended September 30, 2013, respectively. Rent expense for the three and nine months ended September 30, 2012 was approximately $0.1 million.

NMI HOLDINGS, INC. (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. Income Taxes
Following is a reconciliation of the Company's net deferred income tax asset as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Gross	Tax Effected
Deferred tax asset:
Capitalized start-up costs	$40,318,967	$13,708,449
Stock compensation	13,159,292	4,474,159
Unrealized loss on investments	7,038,655	2,393,143
Net operating loss carry forwards	14,825,590	5,040,701
Other	5,647,019	1,919,986
Total gross deferred tax assets	80,989,523	27,536,438
Less: valuation allowance	78,544,235	26,705,040
Total deferred tax assets	2,445,288	831,398
Deferred tax liability:
Capitalized Software	(2,439,542)	(829,444)
Intangible Assets	(390,000)	(132,600)
Other	(5,746)	(1,954)
Total deferred tax liabilities	(2,835,288)	(963,998)
Net deferred income tax liability	$(390,000)	$(132,600)

	December 31, 2012
	Gross	Tax Effected
Deferred tax asset:
Capitalized start-up costs	$21,796,012	$7,410,644
Net operating loss carry forwards	7,307,344	2,484,497
Total gross deferred tax assets	29,103,356	9,895,141
Less: valuation allowance	24,103,356	8,195,141
Total deferred tax assets	5,000,000	1,700,000
Deferred tax liability:
Capitalized Software	(5,000,000)	(1,700,000)
Intangible Assets	(390,000)	(132,600)
Total deferred tax liabilities	(5,390,000)	(1,832,600)
Net deferred income tax liability	$(390,000)	$(132,600)
The Company has a net deferred tax liability of approximately$0.1 million as a result of the acquisition of indefinite-lived intangibles in the MAC Acquisition for which a benefit has been reflected in the acquired net operating loss carry forwards. The tax liability incurred at the acquisition is recorded as an increase in Goodwill.
Excluded from deferred tax assets is $1.5 million of excess stock compensation for which any benefit realized will be recorded to stockholders' equity. Additionally, Section 382 imposes annual limitations on a corporation's ability to utilize its net operating loss carry forwards ("NOLs") if it experiences an "ownership change." As a result of the MAC Acquisition, $7.3 million of NOLs are subject to annual limitations of approximately $0.8 million through 2016, then $0.3 million. The NOLs will expire in years 2029 through 2033.
As the Company has just recently begun insurance operations and has no history to provide a basis for reliable future net income projections, a valuation allowance of $26.7 million and $8.2 million was recorded at September 30, 2013 and December 31, 2012, respectively, to reflect the amount of the deferred tax asset that may not be realized.

NMI HOLDINGS, INC. (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Stock Compensation
The 2012 Stock Incentive Plan (the "Plan") was approved by the Board of Directors (the "Board") on April 16, 2012, and authorized 5.5 million shares be reserved for issuance under the Plan with 3.85 million shares available for stock options and 1.65 million shares available for restricted stock unit grants ("RSUs"). Options granted under the Plan are Non-Qualified Stock Options and may be granted to employees, directors and other key persons of the Company. The exercise price per share for the common stock covered by this Plan shall be determined by the Board at the time of grant, but shall not be less than the fair market value on the date of the grant. The term of the stock option grants will be established by the Board, but no stock option shall be exercisable more than 10 years after the date the stock option is granted. The vesting period of the stock option grants will also be established by the Board at the time of grant and generally is for a three year period.
A summary of option activity in the plan during the period ending September 30, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Options balance at December 31, 2012	2,546,750	$3.86
Options granted	531,829	4.57
Less: Options forfeited	(14,701)	3.84
Options balance outstanding at September 30, 2013	3,063,878	$3.98
As of September 30, 2013 there were no exercises and 659,723 options were exercisable.
The remaining weighted average contractual life of options outstanding as of September 30, 2013 was 8.8 years. As of September 30, 2013, there was approximately $4.6 million of total unrecognized compensation cost related to non-vested stock options. The weighted-average period over which total compensation related to non-vested stock options will be recognized is 0.96 years.
The Company accounts for stock options under ASC No. 718, Compensation - Stock Compensation ("ASC 718"), which requires all share-based payments to be recognized in the financial statements at their fair values. To measure the fair value of stock options granted, the Company utilizes the Black-Scholes options pricing model. Expense is recognized over the required service period, which is generally the three-year vesting period of the options (vesting in one-third increments per year).
The estimated grant date fair values of the stock options granted during 2013 were calculated using the Black-Scholes valuation model based on the following assumptions:

Expected life	6.00 years
Risk free interest rate	0.85%
Dividend yield	0.00%
Expected stock price volatility	39.00%
Projected forfeiture rates	1.00%
Expected Price Volatility - is a measure of the amount by which a price has fluctuated or is expected to fluctuate. At the time of grant, the Company's common shares trading history was less than six months which was not sufficient to calculate an expected volatility representative of the volatility over the expected lives of the options. As a substitute for such estimate, the Company used historical volatilities of a set of comparable companies in the industry in which the Company operates.
Risk-Free Interest Rate - is the U.S. Treasury rate for the date of the grant having a term approximating the expected life of the option.
Expected Lives - is the period of time over which the options granted are expected to remain outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The Company uses the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the period as historical exercise data is not available and the options meet the requirements set out in the Bulletin. Options granted have a maximum term of ten years.
Forfeiture Rate - is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense.

NMI HOLDINGS, INC. (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Dividend Yield - is calculated by dividing the expected annual dividend by the stock price of the Company at the valuation date.
A summary of restricted stock unit activity in the plan during the period ending September 30, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Restricted Stock Units balance at December 31, 2012	1,429,260	$7.35
Restricted Stock Units Granted	82,000	11.75
Less: Restricted Stock Units Vested	(262,610)	6.79
Less: Restricted Stock Units Forfeited	—	—
Restricted Stock Units balance outstanding at September 30, 2013	1,248,650	$7.76
In February 2013, the Board of Directors approved a modification to the vesting terms of approximately 400,000 outstanding and unvested restricted stock units held by employees of the Company. The modification to the vesting terms removed the market condition leaving the restricted stock units subject to a service condition only. The modification resulted in a change in the period over which compensation costs are recognized and prospective recognition of incremental compensation cost, measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, measured based on the share price and relevant valuation inputs at the modification date.
At September 30, 2013, the 1.2 million shares of restricted stock units outstanding consisted of 0.5 million shares that are subject to both a market and service condition and 0.7 million shares that are subject only to service conditions. The restricted stock units subject to both a market and service condition vest in one-third increments upon the achievement of certain market price goals and continued service. Restricted stock units subject only to a service condition vest over a service period ranging from 1 to 3 years. The fair value of restricted stock units subject to market and service conditions is determined based on a Monte Carlo simulation model at the date of grant. The fair value of restricted stock units subject only to service conditions are valued at the Company's stock price on the date of grant less the present value of anticipated dividends.
The estimated grant date fair values of the restricted stock units granted in 2012 that are subject to both a market and service condition were calculated using a Monte Carlo simulation model based on the average outcome of 150,000 simulations using the following assumption:

Expected life	5.00 years
Risk free interest rate	0.86%
Dividend yield	0.00%
Expected stock price volatility	39.00%
Projected forfeiture rates	1.00%
The remaining weighted average contractual life of RSUs outstanding as of September 30, 2013 was 4.3 years. As of September 30, 2013, there was approximately $4.8 million of total unrecognized compensation cost related to non-vested restricted stock units. The weighted-average period over which total compensation related to non-vested RSUs will be recognized is 0.93 years.
On April 5, 2013 approximately 263,000 restricted stock units containing a market condition vested resulting in an acceleration of compensation expense of approximately $1.1 million in the second quarter of 2013.
12. Line of Credit and Related Warrants
As of December 31, 2011, in connection with the funding of the Company and prior to the offering, FBR granted an uncommitted line of credit up to an aggregate principal amount of $1.5 million to support legal, accounting and others costs associated with the formation and the capitalization of the Company.
As part of the consideration for granting the line of credit, upon successful completion of the common stock offering on April 24, 2012, the Company issued warrants to FBR having an aggregate value equal to three times the amount of the outstanding line of credit balance. Each warrant gave the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. Accordingly, FBR was issued approximately 314,000 warrants with an aggregate fair value of approximately $1.6

NMI HOLDINGS, INC. (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

million. These warrants were measured at fair value and recorded as a finance fee with an offsetting charge to liabilities. As the line of credit was paid off on April 24, 2012, the debt discount was fully amortized as of April 24, 2012.
Upon exercise of these warrants, the amounts will be reclassified from warrant liability to additional paid-in capital.
The Company is required to revalue the warrants at the end of each reporting period and any change in fair value is reported in the statements of operations as "Gain (Loss) from change in fair value of warrant liability" in the period in which the change occurred. The fair value of the warrants is calculated using a Black-Scholes option-pricing model in combination with a binomial model and a Monte-Carlo simulation model used to value the pricing protection features within the warrant. The loss from the change in fair value for the nine months ended September 30, 2013 was $0.6 million.
13. Litigation
On August 8, 2012, Germaine Marks, as Receiver, and Truitte Todd, as Special Deputy Receiver, of PMI Mortgage Insurance Co. (“PMI”), an Arizona insurance company in receivership, filed a complaint (the “PMI Complaint”) against the Company, NMIC and certain named individuals, in California Superior Court, Alameda County. The PMI Complaint, as amended, alleges breach of fiduciary duty, breach of loyalty, aiding and abetting breach of fiduciary duty and loyalty, misappropriation of trade secrets, conversion, breach of proprietary information agreement, breach of separation agreement and intentional interference with contractual relations and unfair competition. The lawsuit seeks injunctive relief as well as unspecified monetary damages. The litigation is at an early stage of review and evaluation and the Company has filed an answer to PMI's complaint denying all allegations and believes the claims are without merit.
The parties are now engaged in discovery and the court has set a trial date for May 27, 2014. Because the litigation and related discovery are still at an early stage, the Company does not have sufficient information to determine or predict the ultimate outcome or estimate the range of possible losses, if any. Accordingly, no provision for litigation losses has been included in the financial statements.
14. Statutory Information
The Company's insurance subsidiaries, NMIC, NMI Re One and NMI Re Two, file financial statements in conformity with statutory basis accounting principles ("SAP") prescribed or permitted by the Wisconsin Office of the Commission of Insurance ("WOCI"). Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). The WOCI recognizes only statutory accounting practices prescribed or permitted by the state of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company and for determining its solvency under Wisconsin insurance laws. As of September 30, 2013, NMI Re Two was merged into NMIC, with NMIC surviving the merger. See Note 1. Organization.
Prescribed and permitted practices generally vary in some respects from accounting principles generally accepted in the United States of America ("GAAP"). The principal differences between these accounting practices and GAAP are as follows: (1) acquisition expenses incurred in connection with acquiring new business are charged to expense under SAP but under GAAP are deferred and amortized as the related premiums are earned; (2) under SAP there are limitations on the net deferred tax assets created by the tax effects of temporary differences; (3) under SAP unpaid losses and loss adjustment expense ceded to reinsurers are reported as a deduction of the related reserve rather than as an asset as would be required under GAAP; (4) under SAP, fixed maturity investments are generally valued at amortized cost while under GAAP, those investments are considered to be available-for-sale and are recorded at fair value, with the unrealized gain or loss recognized, net of tax, as an increase or decrease to shareholders' equity.
NMIC's principal regulator is the Wisconsin OCI. Under applicable Wisconsin law, as well as that of 15 other states, a mortgage guaranty insurer must maintain a minimum amount of statutory capital relative to the risk-in-force (Risk to Capital ratio or “RTC ratio”) in order for the mortgage guaranty insurer to continue to write new business. The Company refers to these requirements as the “RTC requirement.” While formulations of minimum capital may vary in each jurisdiction that has such a requirement, the most common measure applied allows for a maximum permitted RTC ratio of 25 to 1. Wisconsin and certain other states, including California and Illinois, apply a substantially similar requirement referred to as minimum policyholders position. The Company's operation plan filed with the WOCI and other state insurance departments in connection with NMIC's applications for licensure includes the expectation that the Company will downstream additional capital if needed so that NMIC does not exceed an 18 to 1 risk-to-capital ratio. NMIC may in the future seek state insurance department approvals, as needed, of an amendment to the Company's business plan to increase this ratio to the Wisconsin regulatory minimum of 25 to 1.
Additionally, as a condition of GSE Approval, NMIC has agreed with Fannie Mae and Freddie Mac to limit NMIC's RTC ratio to no greater than 15 to 1 and to maintain total statutory capital of at least $150 million for a three year period ending on December 31, 2015. After that date, NMIC agreed to comply with the risk-to-capital ratios that are imposed in the GSEs' then existing

NMI HOLDINGS, INC. (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

eligibility requirements. As part of the state licensing process, NMIC entered into risk-to-capital agreements with the California Insurance Department, the Missouri Department of Insurance, the New York State Department of Financial Services, the Ohio Department of Insurance and the Texas Commissioner of Insurance. These agreements require NMIC to maintain a risk-to-capital ratio not to exceed 20 to 1 until January 15, 2016.
Certain states limit the amount of risk a mortgage guaranty insurer may retain on a single loan to 25% of the indebtedness to the insured and as a result the portion of such insurance in excess of 25% must be reinsured. NMIC has entered into a primary excess share reinsurance agreement with NMI Re One effective August 1, 2012. NMIC cedes premiums and losses to NMI Re One on an excess share basis for any primary or pool policy which offers coverage greater than 25%. The Company will use reinsurance provided by NMI Re One solely for purposes of compliance with statutory coverage limits. During April 2013, NMIC began writing its first mortgage insurance policies and began ceding premium and risk to NMI Re One the following month.
As of December 31, 2012, none of the Company's insurance subsidiaries had written any business, had no risk-in-force and therefore had no ratios. As of September 30, 2013 NMIC's RTC ratio is less than 1:1, significantly below the limits established with the GSEs and state insurance departments.
The risk-to-capital calculation for the Company's combined insurance subsidiaries is:

September 30, 2013
(In Thousands)
Pool risk-in-force (1)	$93,090
Primary risk-in-force	1,196
Total risk-in-force	$94,286

Statutory policyholders' surplus	$198,981
Statutory contingency reserve	2,149
Statutory policyholders' position	$201,130

Risk-to-capital (2)	0.5:1
(1) Pool risk-in-force as shown in the table above is equal to the aggregate stop loss less a deductible.
(2) Represents total risk-in-force divided by statutory policyholders' position which is the metric by which the majority of state insurance regulators will assess our capital adequacy. Additionally, Fannie Mae requires us to maintain the greater of (a) the risk-to-capital requirements outlined in the January 2013 approval letter, or (b) a risk-to-capital ratio of 18:1 on primary business plus statutory capital equal to the amount of net risk-in-force of the pool.
NMI Holdings, Inc. is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware, such as NMI Holdings, Inc. Delaware corporation law provides that dividends are only payable out of a corporation's capital surplus or (subject to certain limitations) recent net profits. As of December 31, 2012 NMI Holdings, Inc.'s capital surplus was approximately $489 million.
The GSEs and state insurance regulators may restrict the Company's insurance subsidiaries ability to pay dividends to the Company. Please see Note 9. Commitments and Contingencies for a discussion of the dividend restrictions imposed by the GSEs as part of NMIC's approval as well as restrictions imposed by various states in conjunction with the approval of NMIC in those states. In addition to the restrictions imposed during the approval and licensing process, the ability of the Company's insurance subsidiaries to pay dividends to the Company is limited by insurance laws of the State of Wisconsin and certain other states. Wisconsin law provides that an insurance company may pay out dividends without the prior approval of the WOCI (“ordinary dividends”) in an amount, when added to other shareholder distributions made in the prior 12 months, not to exceed the lesser of (a) 10% of the insurer's surplus as regards to policyholders as of the prior December 31, or (b) its net income (excluding realized capital gains) for the twelve month period ending December 31 of the immediately preceding calendar year. In determining net income, an insurer may carry forward net income from the previous calendar years that has not already been paid out as a dividend. Dividends that exceed this amount are “extraordinary dividends”, which require prior approval of the WOCI. As of September 30, 2013, the amount of restricted net assets held by the Company's consolidated insurance subsidiaries totaled approximately $203 million of the Company's consolidated net assets of $447 million. The amount of restricted assets used to determine any dividend to the Company, once all restrictions expire, would be computed under SAP which may differ from the amount of restricted assets computed under GAAP.

NMI HOLDINGS, INC. (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15. Subsequent Events
In October 2013, the Company amended its facility’s lease to (1) add approximately 23,000 square feet of furnished office space, and (2) extend the facility’s lease period through October 31, 2017.
On November 8, 2013, the Company filed a final prospectus announcing the sale of approximately 2.1 million shares of common stock through an initial public offering. The underwriters of the offering were granted a 30-day option to purchase up to an additional 315,000 shares of common stock from the Company at an initial public offering price, less underwriting discounts and commissions, to cover over-allotments. The principal reason for conducting the public offering was to expedite an increase in the number of holders of the Company's common stock to permit a listing of its common stock on the NASDAQ Global Market. Obtaining a listing on the NASDAQ Global Market satisfies certain contractual obligations the Company has to its stockholders under a Registration Rights Agreement.
On November 12, 2013, the underwriters exercised their option in full to purchase an additional 315,000 shares of common stock at a price of $13.00 per share, before underwriting discounts. The offering closed on November 14, 2013. Gross proceeds to the Company were $31.4 million. Net proceeds from the offering were approximately $29 million, after an approximate 6% underwriting fee and other offering expenses and reimbursements pursuant to the underwriting agreement.
The Company has performed subsequent events procedures through November 18, 2013 which was the date the financial statements were available for issuance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following analysis should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in this report and our audited financial statements and notes thereto. In addition, investors should review the "Cautionary Note Regarding Forward Looking Statements" above and the "Risk Factors" detailed on page 15 of the Company’s Prospectus filed with the Securities and Exchange Commission on December 9, 2013 as part of the Company’s Registration Statement on Form S-1 (File No. 333-189507) and Item 1A of Part II of this report for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.

Overview
NMI Holdings, Inc. ("NMIH" or the "Company") was formed in May 2011 and through its subsidiaries provides private mortgage insurance (which we refer to as "mortgage insurance" or "MI"). As used below, "we" and "our" refer to NMIH's consolidated operations. Following our formation, we focused our efforts on organizational development, capital raising and other start-up related activities. In November 2011, we entered into a definitive agreement to acquire MAC Financial Holding Corporation and its Wisconsin licensed insurance subsidiaries, Mortgage Assurance Corporation, Mortgage Assurance Reinsurance Inc One and Mortgage Assurance Reinsurance Inc Two, each a Wisconsin corporation, which were renamed National Mortgage Insurance Corporation (“NMIC”), National Mortgage Reinsurance Inc One (“NMRI One”) and National Mortgage Reinsurance Inc Two (“NMRI Two”), respectively. In April 2012, we raised net proceeds of approximately $510 million in a private placement of our common stock (the "Private Placement") and completed the acquisition of MAC Financial and its insurance subsidiaries. The proceeds from the private placement were and will be primarily used to capitalize our insurance subsidiaries and fund our operating expenses until our insurance subsidiaries generate positive cash flows. On September 30, 2013, we merged MAC Financial Holding Corporation into NMIH, with NMIH surviving the merger, and we merged NMRI Two into NMIC, with NMIC surviving the merger.
On November 8, 2013, the Company filed a final prospectus announcing the sale of approximately 2.1 million shares of common stock through an initial public offering. The underwriters of the offering were granted a 30-day option to purchase up to an additional 315,000 shares of common stock from the Company at an initial public offering price, less underwriting discounts and commissions, to cover over-allotments. The principal reason for conducting the public offering was to expedite an increase in the number of holders of the Company's common stock to permit a listing of its common stock on the NASDAQ Global Market ("NASDAQ"). Obtaining a listing on the NASDAQ satisfied certain contractual obligations the Company has to its stockholders under a Registration Rights Agreement it entered into in connection with the Private Placement.
On November 12, 2013, the underwriters exercised their option in full to purchase an additional 315,000 shares of common stock at a price of $13.00 per share, before underwriting discounts. The offering closed on November 14, 2013. Gross proceeds to the Company were $31.4 million. Net proceeds from the offering were approximately $29 million, after an approximate 6% underwriting fee and other offering expenses and reimbursements pursuant to the underwriting agreement.
Through our primary mortgage insurance subsidiary, NMIC, a mono-line MI company, and its affiliated reinsurance company, NMRI One, we provide residential MI in the United States. Mortgage insurance provides loss protection to mortgage lenders and investors in the event of borrower default on low down payment residential mortgage loans. By protecting lenders and investors from credit losses, we help facilitate the availability of mortgages to prospective, primarily first-time, U.S. home buyers, thus promoting homeownership and helping to revitalize our residential communities.
Our business strategy is primarily focused on commencing and growing our MI business by writing high-quality mortgage insurance in the United States. Since the Company's inception, our efforts to build our MI business have included, among other things, building an executive management team and hiring other key officers and directors and staff, building our operating processes, designing and developing our business and technology applications, environment and infrastructure, and securing state licensing and GSE approval. NMIC works to differentiate itself primarily on prompt and predictable underwriting, thereby aiming to provide lenders with a higher degree of confidence of coverage that such lenders are seeking. As a newly capitalized mortgage insurer, we have the ability to write new business without the burden of risky legacy exposures. Our financial results to date have been primarily driven by expenditures related to our business development activities, and to a lesser extent, by our investment activities. We commenced writing MI on a limited test basis during April 2013.
In Management's Discussion and Analysis of Financial Condition and Results of Operation, we discuss the following in turn below:

•
the significant conditions and factors that have affected our operating results, including the costs associated with the key start-up activities in which we are engaged and development of our investment portfolio;

•	the factors we expect will impact our future results as our mortgage insurance business continues to grow, and certain issues impacting our holding company, NMIH;

•	our sources and uses of liquidity and capital resources;

•	our operating results, which were primarily driven by our start up activities; and

•	critical accounting policies that require management to exercise significant judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Factors Affecting Our Operating Results

Operating Expenses from Development Stage Activities
Our expenses for the nine months ended September 30, 2013 and September 30, 2012, for the year ended December 31, 2012, and for the period from May 19, 2011 (inception) to September 30, 2013 were $45.5 million, $14.7 million, $27.8 million and $74.6 million, respectively, and consist largely of expenses associated with development stage activities, including payroll and related expenses, share-based compensation and professional fees. The costs that we have incurred to date do not represent the full operations of an operating MI company. We anticipate that, as our insurance writings grow and our sale activities increase, our underwriting expenses in future periods will be considerably higher than in the periods presented to date.
Although we expect our year-over-year expenses to increase significantly as we grow our business, we ultimately expect that the majority of our operating expenses will be relatively fixed in the long term. As our business matures and we deploy the majority of our capital, we are targeting our expense ratio (expenses to premiums written) to fall into a range of 20% to 25%. In our initial periods of operation, our expense ratio is expected to be significantly higher than this range given the low levels of premium written compared to our "fixed" costs customary to operating a mortgage insurance company. We believe that we will have an efficient expense structure providing us with greater flexibility. We do not expect to achieve operating profitability through 2014. Additionally, we are targeting an average unlevered ROE in the mid-teens over time.
We discuss below the significant development stage activities that have driven our results to date.
Start-up Operations
Since the closing of our private placement, we engaged in the following activities, which culminated in writing mortgage insurance business beginning in April 2013:

•	we obtained certificates of authority for NMIC from state insurance regulators to write mortgage insurance in 49 states and D.C.;

•	in January 2013, NMIC obtained approvals from the GSEs as a qualified mortgage insurer;

•	we made substantial progress in the design, development and implementation of our information technology platform;

•	we established customer relationships with mortgage originators; and

•	we have attracted and retained our employee base and support systems.
State Licensing
To conduct MI business with many, or potentially all, large, national lenders, we believe NMIC will need to be licensed in all 50 states and D.C. NMIC applied for a certificate of authority in each of the 50 states and D.C. in June 2012. As of the date of this report, NMIC has obtained certificates of authority in 49 states and D.C. NMIC has not yet received a certificate of authority in Wyoming.
NMIC's application for a certificate of authority has not yet been accepted by the Wyoming Insurance Department ("WY DOI") for formal review due to our inability to meet Wyoming's seasoning requirement. Like most of the states in which NMIC is licensed, Wyoming has a statutory seasoning requirement, which requires an applicant for admission to Wyoming to have transacted insurance for two years in its state of domicile prior to being admitted to Wyoming. The Wyoming Insurance Commissioner has the discretion to waive the requirement, however, if he finds that the applicant insures against special hazards to property or liability for which, in the Commissioner's opinion, adequate provision is not already made by insurers already authorized in the state. We requested a waiver under the foregoing provision; however, the Wyoming Insurance Commissioner did not agree to grant a waiver. We had requested, and had been granted, a hearing before a hearing officer to present evidence in support of our assertion that sufficient grounds exist under Wyoming law for the Wyoming Insurance Commissioner to grant our request for a waiver of Wyoming's seasoning requirement. We have agreed jointly with the WY DOI to postpone the hearing in order to discuss a settlement of the seasoning waiver issue. There can be no assurance that we will be able to settle the seasoning waiver issue with the WY DOI. If we do not reach a settlement on the seasoning waiver issue, we intend to request that the postponed hearing be rescheduled so that we may appeal the denial of our request for a waiver of the seasoning requirement. If a waiver is granted, we expect that the WY DOI will review NMIC's application for a certificate of authority in Wyoming. We intend to provide all information requested by the WY DOI but there can be no assurance that we will obtain a certificate of authority in Wyoming even if a seasoning waiver is granted.
Many states also require approval of NMIC's insurance rates and/or policy forms before it may issue insurance policies in such states. Of the 49 states and D.C. in which NMIC has received certificates of authority, NMIC currently has effective rates in 48 states and D.C. and effective policy forms in 46 states and D.C. NMIC's application for approval of rates is pending in Washington and its applications for approvals of policy forms are pending in Florida, Maryland and Alaska. NMIC must receive approvals of its respective applications in each of these states before it may write MI in such states.
As conditions of obtaining licenses in Alabama, Arizona, California, Florida, Missouri, New York, Ohio and Texas, NMIC entered into agreements with the Alabama Department of Insurance ("ALDOI"), the Arizona Department of Insurance (“AZDOI”), the California Insurance Department (“CADOI”), the Florida Office of Insurance Regulation ("FLDOI"), the Missouri Department of Insurance (“MODOI”), the New York State Department of Financial Services (“NYDOI”), the Ohio Department of Insurance ("OHDOI") and the Texas Commissioner of Insurance (“TXDOI”). The agreements with the CADOI, FLDOI, MODOI, NYDOI, OHDOI and TXDOI, provide, among other things, that:

•
NMIC (i) refrain from paying any dividends; (ii) retain all profits; and (iii) other than in Florida, maintain a risk-to-capital ratio not to exceed 20 to 1, for three years from the date of GSE Approval (i.e., until January 2016); and

•	certain start-up compensation expenses and equity compensation in the form of stock options and restricted stock units shall not be allocated to or assumed as a cost or expense by NMIC.
In its agreements with the FLDOI and NYDOI, NMIC is required to obtain the FLDOI's and NYDOI's respective prior written approvals to significantly deviate from the plan of operations and/or financial projections that were submitted to the FLDOI and NYDOI in connection with NMIC's license applications in those states. In addition, if the lawsuit brought by PMIC's Receiver is determined adversely to any of our officers who are named as defendants in the lawsuit (including our Chief Executive Officer, Chief Financial Officer, Chief Sales Officer and Vice President of Sales Operations, Analytics & Planning), we may be required to remove and replace those officers under the terms of the agreements with the ALDOI, AZDOI, FLDOI, NYDOI and TXDOI, as a condition of NMIC obtaining certificates of authority in those states, as well as under an agreement with the Wisconsin OCI. In connection with NMIC's license applications in California, Missouri and New York, NMIH entered into agreements with the CADOI, MODOI and NYDOI requiring NMIH to contribute capital to NMIC as necessary to maintain NMIC's risk-to-capital ratio at or below 20 to 1 for three years from the date of GSE Approval. In the agreement with the FLDOI, NMIH agreed, consistent with conditions of the GSE Approval, to downstream additional capital from time to time, as needed, to maintain NMIC's risk-to-capital ratio at or below 15 to 1. In addition, our operation plan filed with the Wisconsin OCI and other state insurance departments in connection with NMIC's applications for licensure includes the expectation that we will downstream additional capital, if needed, so that NMIC does not exceed an 18 to 1 risk-to-capital ratio. NMRI One is also a party to the agreement with the CADOI. Additionally, and as part of the approval process with the GSEs, we are required for the first three years of operations (expiring December 31, 2015) to maintain our risk-to-capital ratio at no greater than 15 to 1 and at all times to maintain total statutory capital of at least $150 million. For further discussion of the GSE Approvals, see "—GSE Approvals," below.
Capital Position
In addition to the requirement that NMIC adhere to the above minimum capital requirements, in 16 states, NMIC is also subject to regulatory minimum capital requirements based on its insured risk-in-force. While formulations of this minimum capital may vary in each jurisdiction, the most common measure allows for a maximum permitted risk-to-capital ratio of 25 to 1. As a new entrant to the MI business, our insurance writings to date have been minimal compared to the volume of insurance we expect to write as our business grows in the near future. As of September 30, 2013, NMIC's primary risk-in-force was approximately $1.2 million on a total of 22 policies in force and pool risk-in-force was approximately $93.1 million on a total of approximately 22,000 loans. Based on NMIC's reported statutory capital of $190 million at September 30, 2013, NMIC is currently significantly below the contractual and regulatory maximum risk-to-capital thresholds. As our insurance writings grow and our risk-in-force increases, our risk-to-capital ratio will increase and NMIC's risk-to-capital metrics will become more important to an evaluation of its compliance with all of the capital requirements to which it is subject. State insurance regulators and the GSEs are currently examining their respective risk-to-capital ratio requirements to determine whether in light of the recent financial crisis, changes are needed to more accurately assess mortgage insurers' ability to withstand stressful economic conditions. On December 17, 2013, the FHFA, during a conference call with GSE-approved mortgage insurers, announced that the GSEs will issue new qualified mortgage insurer eligibility standards late in the first quarter or early in the second quarter of 2014. These proposed standards are expected to include new minimum capital requirements.  During the conference call the FHFA stated that early in the first quarter of 2014 it will provide state insurance regulators a six week comment period in which to review the new standards on a confidential basis. As a result of these stakeholders' ongoing assessments, the capital metrics under which they assess and measure our financial strength will likely change in the future.

 GSE Approvals
The GSEs are the principal purchasers of the mortgages insured by MI companies, primarily as a result of their governmental mandate to provide liquidity in the secondary mortgage market. Freddie Mac's and Fannie Mae's federal charters generally prohibit the GSEs from purchasing a low down payment loan, unless the loan is insured by a qualified mortgage insurer, the mortgage seller retains at least a 10% participation in the loan or the seller agrees to repurchase or replace the loan in the event of a default. As a result, the nature of the private mortgage insurance industry in the United States is driven in large part by the requirements and practices of the GSEs, which include:

•
the level of MI coverage, subject to the requirements of the GSEs' charters (which may be changed by federal legislation) as to when MI is used as the required credit enhancement on low down payment mortgages;

•	the amount of loan level delivery fees (which result in higher costs to borrowers) that the GSEs assess on loans that require MI;

•	whether the GSEs influence the mortgage lender's selection of the mortgage insurer providing coverage and, if so, any transactions that are related to that selection;

•
the availability of different loan purchase programs from the GSEs that allow different levels of MI coverage. For example, the GSEs allow lenders to deliver loans with “standard coverage” from an MI company, or, in exchange for lenders paying higher fees, lower “charter minimum” coverage levels. Historically, the large majority of loans are insured at “standard coverage” levels. If the relationship between the cost of mortgage insurance and the fees charged by the GSEs for various coverage levels changes, lenders may prefer to obtain “charter minimum” coverage levels on their loans;

•
the underwriting standards that determine what loans are eligible for purchase by the GSEs, which can affect the quality of the risk insured by the mortgage insurer and the availability of mortgage loans;

•	the terms on which MI coverage can be canceled by the borrower before reaching the cancellation thresholds established by law;

•	the terms that the GSEs require to be included in MI policies for loans that they purchase;

•	the programs established by the GSEs intended to avoid or mitigate loss on insured mortgages and the circumstances in which mortgage servicers must implement such programs; and

•	the minimum capital levels required to be maintained by MI companies.

The GSEs' federal charters generally prohibit them from purchasing low down payment loans without certain forms of credit enhancement, one of which is MI from an entity that they determine to be a qualified mortgage insurer. Consequently, in addition to securing certificates of authority, the ability to successfully commence mortgage insurance operations in the U.S. is largely dependent on obtaining approvals from Fannie Mae and Freddie Mac as a qualified MI provider. Following the Company's private placement in April 2012, NMIC's key focus was to secure approvals from the GSEs. In January 2013, Fannie Mae and Freddie Mac each approved NMIC as a qualified mortgage insurer. We expect that the significant majority of insurance we will write will be for loans sold to the GSEs. With the GSE Approval, our customers who originate loans insured by NMIC may sell such loans to the GSEs (as of April 1, 2013 for Freddie Mac and as of June 1, 2013 for Fannie Mae).
In March 2013, the FHFA announced its 2013 performance goals as part of its Strategic Plan for Fiscal 2013 - 2017 for the GSEs, which includes the goal of contracting the GSEs' dominant presence in the marketplace while simplifying and shrinking certain lines of business. With respect to single family mortgages, the FHFA has set a target of $30 billion of unpaid principal balance in credit-risk sharing transactions in 2013 for both Fannie Mae and Freddie Mac. The FHFA has specified that each GSE must conduct multiple types of risk-sharing transactions to meet this target, which includes expanded MI, credit-linked securities, senior/subordinated securities and other structures. As discussed below in "—New Business Writings", NMIC has entered into a pool insurance agreement with Fannie Mae, pursuant to which NMIC insures approximately 22,000 residential mortgage loans with an aggregate unpaid principal balance of approximately $5.2 billion (as of September 1, 2013). As a new business opportunity for MI companies, we generally believe the FHFA's 2013 strategy for the GSEs will have a beneficial impact on our industry.As a GSE-qualified MI provider, NMIC is subject to continuing eligibility requirements imposed by the GSEs in both their January 2013 conditional approvals of NMIC, as well as their respective comprehensive mortgage insurer eligibility requirements.

Development of Our IT Platform
The success of our business is highly dependent on our ability to effectively and efficiently use technology to electronically conduct business with our customers. Accordingly, we have invested and will continue to invest resources to establish and maintain electronic connectivity with customers and, more generally, in e-commerce and technological advancements. In order to integrate electronically with mortgage lenders we must:

•
Establish connectivity with the industry's largest providers of mortgage servicing systems, which automate loan servicing functions such as payment processing, escrow administration, default management, investor accounting, loan modifications, and year-end reporting. We have completed integration with the largest and leading servicing system providers, LPS MSP and Fiserv LoanServ™ , which combined process more mortgages in the United States by dollar volume than any other servicing system, creating significant opportunity to efficiently conduct business with large lenders and aggregators that require this integration; and

•
Integrate with those lenders that maintain their own proprietary loan origination and servicing systems, which provide the functionality to automate the mortgage loan origination process, including point of sale support, processing, settlement services, document preparation and tracking, underwriting, closing and funding, recognizing that the time-lines for these integrations are heavily dependent upon the lenders' internal technology resource time-lines and availability. Many lenders require us to engage in their third party review processes before we can conduct integration testing with such lenders. While we are currently working through this process with some lenders, no direct lender connectivity has been completed as of the date of this report; and

•
Establish connectivity with leading third party providers of loan origination systems. We have begun the process of integrating with the leading third-party loan origination systems and have completed integrations with Ellie Mae Encompass360® and RealEC® and are in process with FICS Loan Producer® and Mortgage Builder. By mid-2014, we believe we will be integrated with these and additional leading third-party loan origination systems.

Many of our customers will require us to have the above connectivity in place as a precursor to doing business with them.
In connection with the MAC Acquisition in April 2012, we purchased an insurance management system we refer to as "IMS". Given the time required to upgrade the underwriting module of IMS, we made the business decision during the second quarter of 2013 to pursue the development of two new modules to support (i) policy servicing and billing and (ii) delinquency and claims management within a new insurance management system. We refer to this new insurance management system as "AXIS", of which these new modules are a component. This change required us to provide these services to our customers using current IMS capabilities, interim applications and manual solutions until the new policy servicing and billing module and the delinquency and claims management module were deployed for production use in November 2013.
Additionally, during the fourth quarter of 2013, in order to reduce future operating costs, improve operational efficiencies and achieve a more flexible and enhanced user experience for loan originators, we decided to replace certain components of our underwriting module, which is currently a module of IMS. When complete, this new underwriting module will become part of AXIS. We are currently in the discovery and planning phase of this initiative and expect this new module to be deployed in 2014. When deployed, IMS will be fully retired. We have invested and will continue to invest significant resources to develop AXIS to support our MI operations. The success of our business will be dependent on our ability to resolve any issues identified with AXIS during development, testing and production and to timely make any necessary improvements.
As a result of the above changes, we were required to reduce the useful life of IMS. Reducing the useful life of IMS has the effect of shortening the amortization period, causing us to record the same amount of amortization expense over a shorter period of time, which was implemented in the second quarter of 2013 and will continue to amortize over the coming quarters. We expect that IMS will be fully amortized by the end of 2014.
Development of Our Customer Base
Our sales strategy is focused on attracting as customers those mortgage originators that fall into one of two distinct categories of national and regional lenders, which we refer to as "National Accounts" and "Regional Accounts". Before we can begin insuring loans originated by these lenders, they must agree to use NMIC as a mortgage insurance provider. Following an approval by the lender, NMIC issues its master policy to the lender, setting forth the terms and conditions of our MI coverage.
We consider National Accounts to be the 36 most significant residential mortgage originators as defined by volume of originations and volume of insured business. We plan to service this customer base with a small but specialized team of National Account sales people who have experience sourcing business from this segment. We expect that the National Accounts will purchase MI products from NMIC for loans originated directly through their retail channels, as well as to purchase loans from other originators that have originated loans with NMIC insurance already in place. Our progress with National Accounts includes establishing relationships, working to complete our respective due diligence processes, issuing master polices, responding to information data security assessments and evaluations, mutually evaluating credit policies and parameters and continuing to integrate with the necessary origination and loan servicing systems, as discussed above. To date, 18 of the National Account lenders have indicated that they intend to do business with us and we continue to work towards completing our customer boarding process.  These 18 National Accounts generate approximately 21% of the industry's new insurance written. While we believe we have favorable relationships with the 18 National Accounts that have indicated they will purchase MI from NMIC, there is no obligation to use NMIC as an MI provider and, as of the date of this report, we have received a limited amount of business from some of these national account providers. We continue to work with the other 18 National Accounts to engage them as customers.
The Regional Accounts originate mortgage loans on a local or regional level throughout the United States. We intend for our nationwide and regional sales teams to address the Regional Accounts segment of the market, and with the early efforts of these teams, we have been able to attract a small population of lenders in this segment who have agreed to purchase MI from NMIC. Our future efforts will be focused on growing this segment of our customer base. Our ability to make progress penetrating Regional Accounts is primarily dependent on the following three factors:

•
Obtaining approval from National Account lenders to be an authorized MI provider enables Regional Accounts to sell loans with insurance from NMIC to those National Accounts.  Consequently, these approvals are critical to making inroads with Regional Accounts.  As discussed above, 18 of the 36 National Accounts have indicated that they intend to do business with us.

•
Achieving connectivity with the largest loan servicing systems. Many of the loan servicers in the industry who sub-service loans originated by Regional Accounts that do not conduct their own servicing operations rely primarily on the two most significant servicing systems, LPS MSP and Fiserv LoanServTM, to subservice these loans. As discussed above in “Development of Our IT Platform,” we have completed integration with LPS MSP and Fiserv LoanServTM. Attaining connectivity with these servicing systems is one of the important steps with respect to both National and Regional Accounts purchasing MI from NMIC.

•
Achieving connectivity with leading third-party loan origination systems utilized by Regional Accounts. As discussed above, we have begun the process of integrating with some of the leading providers of automated loan origination systems, including Ellie Mae Encompass360®, RealEC®, FICS Loan Producer® and Mortgage Builder. The Regional Accounts who originate loans using these leading third-party loan origination systems will be able to automatically select NMIC as an MI provider within those systems. The progress we have made to date connecting with these loan origination systems is another significant achievement with respect to our readiness to engage with the Regional Accounts.

Employees
We believe that our growth and future success will depend in large part on the services and skills of our management team and our ability to motivate and retain these individuals and other key personnel. As of September 30, 2013, we had significantly developed our employee base to support our regional and national sales teams, policy acquisition and servicing, IT, and all other back-office functions. Based on the execution of our business plan, we have hired a substantial number of employees since raising our initial capital in April 2012. We expect to continue to add additional staff throughout the remainder of 2013 and into the first half of 2014. We currently expect to have 142 total full-time employees by the end of 2013.
New Business Writings
NMIC commenced, on a limited test basis, writing insurance business on April 1, 2013. As of September 30, 2013, NMIC has approximately $1.2 million of primary risk-in-force, representing 22 loans with an aggregate unpaid principal balance of approximately $4.6 million. We expect that NMIC's insurance-in-force and risk-in-force will increase over the coming months as our operations continue to mature.
During the second fiscal quarter of 2013, NMIC bid on a pool insurance transaction proposed by Fannie Mae.  As discussed previously, the FHFA has set targets for reducing the GSEs' mortgage risk in 2013.  One of the methods available to the GSEs is to utilize MI companies as insurers of particular groups, or pools, of loans.  In July 2013, we were notified that Fannie Mae had selected NMIC for this pool transaction.  NMIC entered into an agreement with Fannie Mae, pursuant to which NMIC insures approximately 22,000 loans with an aggregate unpaid principal balance of approximately $5.2 billion (as of September 1, 2013).  The effective date of the agreement and the coverage is September 1, 2013, and in September 2013, we received our first premium payment from Fannie Mae.  The agreement has an expected term of 10 years from the coverage effective date.
The initial risk-in-force to NMIC is approximately $93.1 million which represents the amount between a deductible payable by Fannie Mae on initial losses and a stop loss, above which, losses are borne by Fannie Mae.  In addition, the agreement contains counterparty requirements that specify the amount of capital NMIC will need to maintain to support the agreement, which is equal to the amount of net risk-in-force on this pool. The risk-in-force and the capital we are required to maintain to support this risk will decline over the 10-year term of the agreement as the loans in the pool amortize. NMIC will be paid monthly premiums by Fannie Mae based on a fixed premium rate and the aggregate outstanding unpaid principal balance of loans in the pool.  Similar to other monthly products, we will record the premium received on a monthly basis as written premium. In addition, all of the premium will be recorded as earned in the month received, with no unearned premium reserve established.
All of the loans in the pool were originated between July 1 and December 31, 2012.  In order for a loan to have been and remain eligible for coverage under the agreement, it must be current as of the coverage effective date and not have had a 30-day delinquency prior to the coverage effective date.  The maximum LTV of the loans in the pool is 80% and the weighted average LTV of the loans in the pool is 77%, which is below the typical LTV of low-down payment loans we would expect to insure through our flow channel, which we anticipate will have average LTVs at origination of between 85% and 95%.  The average LTV of the loans in the pool was calculated based on the loans' origination values and the unpaid principal balances as of February 1, 2013, the date as of which the bid data was prepared. This pool transaction is unlike a typical pool transaction, in that the loans which make up this particular pool do not have primary MI on them, as the LTVs at origination were below what would have required MI to be placed at loan origination. The average credit score at origination of borrowers in the pool is 764 which is considered to be an excellent credit score by the three major credit bureaus.  All of the loans in the pool are 30-year, fixed rate mortgages and were made to borrowers whose incomes we believe were fully documented, with approximately 29% of those borrowers located in California. Based on the foregoing attributes, we believe that NMIC has insured a high quality loan pool. Related premiums will decline over the 10-year term of the agreement as loans in the pool amortize over time.
Terms of Mortgage Insurance Coverage
Under the terms of National MI’s current master policy, after a borrower has made his or her first 18 monthly payments in a timely manner on a loan we insure, we will not rescind or cancel coverage of that loan for borrower misrepresentation or underwriting defects.  In addition, if a borrower makes his first 18 payments in a timely manner, we have agreed to limitations on our ability to initiate an investigation of fraud or misrepresentation by our insureds or any other party involved in the origination of an insured loan, which we collectively refer to in our master policies as a "First Party."  We refer to these provisions of our master policy as “rescission relief.”  On December 10, 2013, we announced that National MI will introduce a new version of our master policy which will provide rescission relief after a borrower has timely made his first 12 monthly payments on a loan, rather than 18 months as provided in the current master policy.  We believe that this new version of our master policy may result in us gaining incrementally more market share, with no material increase in our underwriting expenses or losses incurred, than if we remained at an 18-month standard for rescission relief. The new master policy is pending final approvals from the GSEs, FHFA and state insurance regulators.
We believe the standard approach used by most MI companies in their delegated channels is to provide rescission relief with respect to underwriting defects and investigation of First Party fraud or misrepresentation after 36 months of full and timely consecutive monthly payments.  We believe the terms of our insurance coverage described in our master policy have been and will continue to be favorably received by our customers, allowing us to gain market share from current MI providers.
Development of our Investment Portfolio
Our net investment income for the nine months ended September 30, 2013 was approximately $3.3 million compared to approximately $1 thousand for the nine months ended September 30, 2012 and approximately $6 thousand for the year ended December 31, 2012 and approximately $3.3 million for the period from May 19, 2011 (inception) to September 30, 2013. During the first quarter of 2013, we began investing our cash holdings in fixed income securities which provide a higher yield. We continued to invest our cash holdings in fixed income securities during the second quarter of 2013. As of September 30, 2013, we consider our portfolio to be in conformity with our investment guidelines. The principal factors affecting our investment income include the size of our portfolio and its yield. As measured by amortized cost (which excludes changes in fair market value, such as those resulting from changes in interest rates), the size of our investment portfolio is mainly a function of our initial capital raised, cash generated from (or used in) operations, such as net premiums received, investment earnings, net claim payments and expenses.

Factors Expected to Affect Results as Our Mortgage Insurance Operations Grow
We expect that as our insurance business develops, our results of operations will be affected by the following factors.
Premiums Written and Earned
In our industry, a “book” is a group of loans that an MI company insures in a particular period, normally a calendar year. We set premiums at the time a policy is issued based on our expectations regarding likely performance over the term of coverage. We expect the annual average premium rate we charge on our monthly primary flow MI policies, which we expect to comprise the majority of our business, to be between 50 and 60 basis points.
Premiums written and earned in a year are generally influenced by:

•
new insurance written, which is the aggregate principal amount of the mortgages that are insured during a period. Many factors affect new insurance written, including, among others, the volume of low down payment home mortgage originations (which tend to be generated to a greater extent on the level of purchase financings as compared to refinancings) and the competition to provide credit enhancement on those mortgages, which includes competition from the Federal Housing Administration ("FHA"), other mortgage insurers, lenders or other investors holding mortgages in their portfolios without insurance, piggy-back loans and GSE programs that may reduce or eliminate the demand for MI and other alternatives to MI;

•
cancellations, which reduce insurance-in-force. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage rates on our insurance in force. Refinancings are also affected by current home values compared to values when the loans became insured and the terms on which mortgage credit is available. Cancellations also include rescissions, which require us to return any premiums received related to the rescinded policy, and policies canceled due to claim payment, which require us to return any premium received subsequent to the date the insured mortgage defaults. Finally, cancellations are affected by home price appreciation, which may give homeowners the right to cancel the MI on their loans. Based on current market conditions, we expect our MI policies to have a persistency rate of approximately 80%;

•	premium rates, which are based on the risk characteristics of the loans insured, the percentage of coverage on the loans, competition from other mortgage insurers, and general industry conditions; and

•	premiums ceded under reinsurance agreements.
Losses Incurred
Losses incurred are the current expense that is booked within a particular period to reflect actual and estimated loss payments that we believe will ultimately be made as a result of insured loans that are in default. As explained under “Critical Accounting Estimates,” we do not recognize an estimate of loss expense for loans that are not in default. Losses incurred are generally affected by:

•	the state of the economy, including unemployment and housing values, each of which affects the likelihood that borrowers may default on their loans and have the ability to cure such defaults;

•	the product mix of insurance-in-force, with loans having higher risk characteristics generally resulting in higher defaults and claims;

•	the size of loans insured, with higher average loan amounts tending to increase losses incurred;

•	the loan-to-value ratio, with higher average loan-to-value ratios tending to increase losses incurred;

•	the percentage of coverage on insured loans, with deeper average coverage tending to increase incurred losses;

•
changes in housing values, which affect our ability to mitigate our losses through sales of properties with loans in default as well as borrower willingness to continue to make mortgage payments when the value of the home is below or perceived to be below the mortgage balance;

•	higher debt-to-income ratios, which tend to increase incurred losses;

•
the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry, we expect that our level of rescission activity, as well as that of the MI industry in general, will be lower than recent rescission activity experienced by the MI industry; and

•
the distribution of claims over the life of a book. Historically, the first two to three years after loans are originated are a period of relatively low claims, with claims increasing substantially for several years subsequent and then declining. Factors, such as persistency of the book, the condition of the economy, including unemployment and housing prices, and others, can affect this pattern. See “Mortgage Insurance Earnings and Cash Flow Cycle.”

We expect that losses incurred for the first two to three years of our operations will be relatively low for the following reasons:

•
as stated above, the typical distribution of claims over the life of a book results in fewer defaults during the first two to three years after loans are originated, usually peaking in years three through six and declining thereafter;

•
we expect that the frequency of claims on our initial primary books of business should be between 3% and 4% of mortgages insured over the life of the book. For claims that we may receive, we expect the severity of the loss to be between 85% and 95% of the coverage amount. Based on these expectations, we believe that the loss ratio over the life of each book will be between 20% and 25% of earned premiums. Because we expect the losses on insured mortgages to develop over time, we believe that the reported loss ratio in our first 2-3 years of operation will be less than 10% of earned premiums; and

•	under the pool insurance agreement between NMIC and Fannie Mae, as discussed above in this report, NMIC is responsible for losses only to the extent they exceed a deductible.
We developed our estimates of the expected frequency and severity of claims based on statutory filings by many of our competitors, which contain historical book year performance.  As state-regulated entities, mortgage insurers are required to file actuarial justifications for premium rate changes in many states, many of which are publicly available and include historical information on claim frequency and severity.  Historical performance data from similar underwriting, house price, and interest rate periods were compared to today to determine a range of expected performance.
Qualified Residential Mortgage Rule
The Dodd-Frank Act, which was enacted by Congress in July 2010, requires a securitizer to retain at least 5% of the credit risk associated with securitized mortgage loans. In some cases the retained risk may be allocated between the securitizer and the mortgage originator. This risk retention requirement does not apply to mortgage loans that are Qualified Residential Mortgages (“QRMs”) or that are insured by the FHA or another federal agency. By exempting QRMs from the risk-retention requirement, the cost of securitizing these mortgages would be reduced, thus providing a market incentive for the origination of loans that are exempt from the risk-retention requirement.
The Dodd-Frank Act requires certain federal regulators, including the Securities and Exchange Commission ("SEC"), the Federal Deposit Insurance Corporation ("FDIC"), the Office of the Comptroller of the Currency ("OCC") and (as to residential mortgage transactions) U.S. Department of Housing and Urban Development ("HUD") and FHFA, to promulgate regulations providing for minimum credit risk-retention requirements in securitizations of residential mortgage loans that do not meet the definition of QRM. In March 2011, federal regulators issued the proposed credit risk retention rule, which the regulators re-proposed with certain revisions on August 28, 2013. The initial proposed rule suggested a maximum loan-to-value ratio (or, "LTV") of 80% in purchase transactions, 75% in rate and term refinance transactions, and 70% in cash-out refinancings, along with other restrictions such as limits on a borrower's debt-to-income ratio. The suggested LTV figures did not give consideration to MI in computing LTV. According to the re-proposal, the majority of commenters, including securitization sponsors, housing industry groups, mortgage bankers, lenders, consumer groups, and legislators opposed the agencies' original QRM proposal, recommending instead that almost all mortgages without features such as negative amortization, balloon payments, or teaser rates should qualify for an exemption from risk retention. Some commenters expressed support for additional factors, such as less stringent LTV restrictions and reliance on MI for high-LTV loans. The re-proposed rule did not carry forward the minimum LTV requirements and other specific restrictions. Instead, the federal regulators proposed that whether a particular loan transaction is a QRM, and thus not subject to the credit risk retention requirement, should be determined by reference to the “qualified mortgage” (QM) rule under the Truth in Lending Act and Regulation Z, discussed below. That is, if a residential mortgage loan is a QM loan, the loan would be considered a QRM loan. The federal regulators requested comment on whether the common definition of QRM should be limited to “safe harbor” QM loans or QM loans that satisfy either the “safe harbor” or “rebuttable presumption” QM standard.
Under this part of the re-proposed rule, because of the capital support provided by the U.S. government, the GSEs during their conservatorship would not be subject to the Dodd-Frank Act credit risk retention requirements. Changes in the conservatorship status of the GSEs or capital support provided to the GSEs by the U.S. government could impact the manner in which the credit risk retention rules apply to the GSEs. If the QRM rule is finalized in accordance with the federal regulators' re-proposal, it is difficult to predict the impact on the size of the non-GSE loan securitization market and the demand for MI within this market.

The federal regulators in the re-proposal also presented an alternative approach to defining QRM, referred to as “QM plus.” Under this alternative, only certain types of residential mortgage loans, such as first-lien loans secured by 1-to-4 family principal dwelling units, could be considered QRM transactions. To be eligible for QRM status, the loan would have to be free of certain loan terms and have an LTV at closing no greater than 70%. Junior liens under the QM plus alternative would be permitted only in non-purchase money loan transactions and if permitted, would need to be included in the 70% LTV calculation. Under this alternative, mortgage insurance would not reduce the minimum LTV requirement. In addition, loans that achieve a QM status because they meet the Consumer Financial Protection Bureau's ("CFPB") QM requirements for GSE-eligible transactions would not be considered QRM transactions under the alternative proposal. Changes in final regulations regarding treatment of GSE eligible mortgage loans could impact the manner in which the credit risk retention rule applies to GSE securitizations.
We, and the industry, continue to evaluate the expected impact of the re-proposed QRM rule on the MI industry, and such potential impact depends on, among other things, (i) the final definition of QRM and its requirements for LTV, loan features and debt-to-income ratio, (ii) whether the final definition will affect the size of the high-LTV mortgage market and (iii) the extent to which the mortgage purchase and securitization activities of the GSEs become a smaller portion of the overall mortgage finance market and securitizations subject to the risk retention requirements and the QRM exemption, become a larger part of the mortgage market.
Qualified Mortgage Rule
The Dodd-Frank Act contains the ability to repay ("ATR") mortgage provisions, which govern the obligation of lenders to determine the borrower's ability to pay when originating a mortgage loan.  The CFPB issued final ATR regulations on January 10, 2013 and amendments on May 29, 2013, July 10, 2013 and September 13, 2013 implementing detailed requirements on how lenders must establish a borrower's ability to repay a covered mortgage loan. The ATR rule becomes effective January 10, 2014. A subset of mortgages within the ATR rule are known as "qualified mortgages" ("QMs"). For a mortgage loan to be a QM, the rule first prohibits certain loan features, such as negative amortization, points and fees in excess of 3% of the loan amount, and terms exceeding 30 years. The rule also establishes underwriting criteria for QMs including that a borrower must have a total debt-to-income ratio of less than or equal to 43%. The ATR rule provides that a covered first mortgage loan meeting the QM definition bearing an annual percentage rate no greater than 1.5% plus a prevailing market rate is regarded as complying with ATR requirements, while if a loan bears an annual percentage rate of greater than 1.5% plus a prevailing market rate, it will carry a rebuttable presumption of compliance with the ATR rule. QMs under the rule benefit from a statutory presumption of compliance with the ATR rule, potentially mitigating the risk of the liability of the creditor and assignee of the creditor under the Truth in Lending Act. Because of the QM evidentiary standard that gives presumption of compliance, we anticipate that most loans originated after the ATR rule goes into effect will be QMs.
The rule also provides a temporary category of QMs that have more flexible underwriting requirements so long as they satisfy the general product feature requirements of QMs and so long as they meet the underwriting requirements of the GSEs or those of HUD, Department of Veterans Affairs or Rural Housing Service (collectively, “Other Federal Agencies”). The temporary category of QMs that meet the underwriting requirements of the GSEs will phase out upon the earlier to occur of the end of the conservatorship of the GSEs or January 10, 2021. The rules for the Other Federal Agencies will terminate when they issue their own qualified mortgage rules, respectively. On September 30, 2013, HUD proposed its own rule to define a "Qualified Mortgage" that would be insured, guaranteed or administered by FHA, and therefore the temporary category QM definition in the ATR rule will terminate upon final adoption of HUD's own rule. We expect that most lenders will be reluctant to make loans that do not qualify as QMs because absent full compliance with the ATR rule, such loans will not be entitled to the presumptions about compliance with the ability-to-repay requirements.
The ATR regulation may impact the mortgage insurance industry in several ways. First, the ATR regulation will have a direct impact on establishing a subset of borrowers who can meet the regulatory QM standards and will have a direct effect on the size of the mortgage market in any given year, once the regulations become effective. Second, under the ATR regulation, if the lender requires the borrower to purchase MI, then the MI premiums are included in monthly mortgage costs in determining the borrower's ability to repay the loan. The demand for MI may decrease if, and to the extent that, monthly MI premiums make it less likely that a loan will qualify for QM status, especially if MI alternatives, such as piggy-back loans, are relatively less expensive.
Third, under the ATR regulation, mortgage insurance premiums that are payable at or prior to consummation of the loan are includible in points and fees for purposes of determining QM status unless, and to the extent that, such up-front premiums (“UFP”) are (i) less than or equal to the UFP charged by the FHA, and (ii) are refundable on a pro rata basis upon satisfaction of the loan. (The FHA currently charges UFP of 1.75% on all residential mortgage loans, but it has the authority to change its UFP from time to time.) As inclusion of MI premiums towards the 3% cap will reduce the capacity for other points and fees in covered transactions, mortgage originators may be less likely to purchase single premium MI products to the extent that the associated premiums are deemed to be points and fees. As a result, we believe that the ATR rule may increase demand for monthly and annual MI products relative to single premium products.
GSE Reform
The FHFA is the conservator of the GSEs and has the authority to control and direct their operations. The increased role that the federal government has assumed in the residential mortgage market through the GSE conservatorship may increase the likelihood that the business practices of the GSEs change in ways that affect the MI industry. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. The Dodd-Frank Act required the U.S. Department of the Treasury to report its recommendations regarding options for ending the conservatorship of the GSEs. This report was released in February 2011 and while it does not provide any definitive timeline for GSE reform, it does recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government's footprint in housing finance, and help bring private capital back to the mortgage market. Since 2011, there have been numerous legislative proposals, including in the current Congressional session, intended to scale back the GSEs, however, no legislation has been enacted to date.
In the second quarter of 2012, both Fannie Mae and Freddie Mac reported profits for the first time since the fourth quarter of 2006. Also, the second quarter of 2012 was the first time that neither of the GSEs had to request financial support from the U.S. Treasury. Based on continued improvements in the housing market, as of September 30, 2013, Fannie Mae had posted profits for seven consecutive quarters. Through September 30, 2013, Fannie Mae had paid $105.3 billion in dividends to the U.S. Treasury. The payouts do not constitute a repayment of the money the U.S. government used to maintain Fannie Mae’s solvency during the housing crisis. The Treasury continues to hold $117.1 billion in senior preferred Fannie Mae shares. Under the terms of the preferred stock investment agreements between the U.S. Treasury and the GSEs, all GSE profits are remitted to the U.S. Treasury, and as such the return to profitability of the GSEs has become a source of revenues to the Federal government at a time of large Federal deficits. The profitability of the GSEs, and the active interest of investors in GSE securities which would benefit from a recapitalization of the GSEs, may impact the pace and direction of housing finance reform.
Competition with FHA
The FHA, which is part of HUD, substantially increased its share of the total combined private and governmental mortgage insurance market beginning in 2008. We believe that the FHA's market share increased, in part, because private mortgage insurers tightened their underwriting guidelines (which led to increased utilization of the FHA's programs) and because of increases in the amount of loan level delivery fees that the GSEs assess on loans (which result in higher costs to borrowers). We believe that federal legislation and programs that were adopted as emergency measures to support the declining housing market provided the FHA with greater flexibility in establishing new products and resulted in increased market share for the FHA. During 2011, the FHA's market share began to gradually decline. In part, we believe the decline in market share has been driven by multiple increases in the FHA's mortgage insurance premium rates and upfront fees since 2010, as well as greater availability of private capital with new entrants to the MI sector, such as us. We believe that the FHA's current premium pricing, when compared to our current premium pricing (and considering the effects of GSE pricing changes), allows us to be competitive with the FHA.
We believe the MI industry will continue to recover market share from the FHA as it pulls back and permits more private capital to return to the market. On December 6, 2013, HUD announced that beginning on January 1, 2014, the FHA will reduce the maximum size of residential mortgage loans that it will insure in nearly 650 counties. The new national maximum loan limit for certain "high-cost" areas will be reduced from $729,750 to $625,500. The current national standard loan limit for areas where housing costs are relatively low will remain unchanged at $271,050. Areas are eligible for FHA loan limits above the national standard limit, and up to the national maximum level, based on median area home prices. According to HUD's news release, the higher limits that had been in place for six years were established by the Economic Stimulus Act of 2008 as emergency measures to assure that mortgage credit was widely available during a time when private lending options were severely constrained. FHA's Commissioner Carol Galante acknowledged that as the housing market continues its recovery, the FHA lowering its loan limits is an important and appropriate step as private capital returns to portions of the market. We cannot predict, however, the FHA's share of new insurance written in the future due to, among other factors, different loan eligibility terms between the FHA and the GSEs; future increases in guarantee fees charged by the GSEs; changes to the FHA's annual premiums; and the total profitability that may be realized by mortgage lenders from securitizing loans through the Government National Mortgage Association ("Ginnie Mae") when compared to securitizing loans through Fannie Mae or Freddie Mac.
The FHA's role in the mortgage insurance industry is also significantly dependent upon regulatory developments. The U.S. Congress is considering reforms of the housing finance market, which includes consideration of the future mission, size and structure of the FHA. Each year, FHA is required to perform an actuarial projection on its insurance portfolio and report the results to Congress. On December 13, 2013, HUD made a report to Congress that the FHA’s Mutual Mortgage Insurance Fund’s (“Fund”) net worth improved from last year’s estimate, from negative $16.3 billion to negative $1.3 billion. In addition, HUD reported that the Fund’s capital ratio is -0.11% but is expected to return to a required capital reserve ratio of 2% by 2015, 2 years sooner than earlier projections. Although the Fund’s outlook has improved considerably, Congress continues to consider legislation to reform the FHA. If FHA reform were to raise FHA premiums, tighten FHA credit guidelines, make other changes which make lender use of FHA less attractive, or implement credit risk sharing between FHA and private mortgage insurers, these changes may be beneficial to our business. However, there can be no assurance that any FHA reform legislation will be enacted into law, and even if there is reform legislation, it is uncertain what provisions may be contained in any final legislation, if any. Therefore, the future impact on our business is uncertain.
As a result of the foregoing, it is uncertain what role the GSEs, FHA and private capital, including MI, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact on our business is uncertain. Most meaningful changes would require Congressional action to implement, and it is difficult to estimate when Congress would take action, and if it did, how long it would take for such action to be final and how long any associated phase-in period may last. Considering the recent financial turnaround or the perceived turnaround of the GSEs, the timing of any of these changes becomes more difficult to assess.
Mortgage Insurance Earnings and Cash Flow Cycle
In general, the majority of any underwriting profit (i.e., the premium revenue minus losses) that a book generates occurs in the early years of the book, with the largest portion of the underwriting profit for that book realized in the first year. The earnings we record and the cash flow we receive varies based on the type of MI product and premium plan our customers select. We offer monthly, annual and single premium payment plans. We currently expect that the majority of lenders who purchase MI from us will select one of our monthly premium plans.
Factors that Impact Holding Company Operations
NMIH serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. NMIH's principal liquidity demands include funds for: (i) the payment of certain corporate expenses; (ii) capital support for our mortgage insurance subsidiaries; (iii) potential payments to the IRS; and (iv) the payment of dividends, if any, on its common stock.
Our future capital requirements depend on many factors, including our ability to successfully write new business and establish premium rates at levels sufficient to cover losses. To the extent that the funds generated by our ongoing operations and initial capitalization are insufficient to fund future operating requirements, we may need to raise additional funds through financings or curtail our growth and reduce our assets.
In order to support a minimum surplus of $150 million and maintain a risk-to-capital ratio under 15 to 1 through December 31, 2015 at NMIC, NMIH may be required to make additional capital contributions to NMIC. NMIH could be required to provide additional capital support for NMIC and NMRI One if additional capital is required pursuant to insurance laws and regulations, by the GSEs or the rating agencies. As of September 30, 2013, NMIC's and NMRI One's statutory capital was approximately $190 million and $10 million, respectively. As of September 30, 2013, we had approximately $1.2 million in primary risk-in-force and approximately $93.1 million in pool risk-in-force.
Dividends from NMIC and permitted payments under our tax- and expense-sharing arrangements with our subsidiaries are NMIH's principal sources of cash. The expense-sharing arrangements between NMIH and our insurance subsidiaries, as amended, have been approved by applicable state insurance departments, but such approval may be changed or revoked at any time. NMIC's ability to pay dividends to NMIH is subject to various conditions imposed by the GSEs and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. Additionally, under agreements with the GSEs, NMIH is not permitted to extract dividends from our insurance subsidiaries until December 31, 2015 and under agreements with various state insurance regulators, is not permitted to extract dividends from our insurance subsidiaries until January 2016.
NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as NMI Holdings, Inc., that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation's capital surplus or (subject to certain limitations) recent net profits. As of December 31, 2012, NMIH's capital surplus was $488.7 million.

Liquidity and Capital Resources
As a holding company, we expect that our principal sources of liquidity over time will be dividends, expense reimbursements from our insurance subsidiaries and income generated by our investment portfolio. However, the issuances of dividends by our insurance subsidiaries are subject to regulatory approval and are further limited by the GSE Approvals and agreements with various state insurance regulators. We expect primary cash uses will be to fund holding company operating expenses, investment expenses and other costs of our business.
Our MI companies' principal sources of liquidity will be premiums that we receive from policies and income generated by our investment portfolio. Our MI companies' primary liquidity needs include the payment of claims on our MI policies, operating expenses, investment expenses and other costs of our business. See "Factors Affecting Our Operating Results."
As part of our initial capitalization, we raised net proceeds of $510 million. We contributed $210 million to NMIC, whereupon NMIC contributed $10 million to its wholly-owned subsidiary, NMRI Two. In addition, we contributed $10 million to NMRI One. On September 30, 2013, we merged NMRI Two into NMIC with NMIC surviving the merger.
As of September 30, 2013, we had approximately $446.1 million in cash and investments of which $241 million was held at our holding company. As of September 30, 2013, the amount of restricted net assets held by our consolidated insurance subsidiaries totaled approximately $203 million of our consolidated net assets of approximately $447 million.
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Nine months ended September 30,		For the Year Ended December 31,	For the Period May 19, 2011 (inception) to December 31,	For the Period May 19, 2011 (inception) to September 30,
	2013	2012	2012	2011	2013
	(In thousands)
Net Cash (Used in) Provided by:
Operating Activities	$(29,281)	$(8,864)	$(14,596)	$(205)	$(44,082)
Investing Activities	(420,899)	(6,612)	(9,809)	—	(430,708)
Financing Activities	(1,578)	510,260	510,260	205	508,887
Net (Decrease) Increase in Cash and Cash Equivalents	$(451,758)	$494,784	$485,855	$—	$34,097
Cash used in operating activities for the first nine months of 2013 was higher compared to the same period in 2012 due primarily to significant hiring of management and staff personnel between May 2012 and September 2013 and external and professional costs incurred in conjunction with our state licensing process.
Cash used in operating activities for the year ended December 31, 2012 compared to the period from May 19, 2011 (inception) to December 31, 2011 was higher due to the ramp up of operations in 2012 following the receipt of proceeds from the private placement offering in April 2012. Prior to the completion of the private placement offering on April 24, 2012, our activities were focused on organizational development, capital raising and other start-up related activities.
Cash used in investing activities for the first nine months of 2013 was higher compared to the same period in 2012 primarily due to investing activities as we began investing our cash holdings in fixed income securities during the first quarter of 2013, following GSE Approval. We continued to invest our cash holdings in fixed income securities during the second and third quarters of 2013.
Cash used in investing activities for the year ended December 31, 2012 consisted of the purchase of short-term investments held on deposit with various states, purchases of software and equipment and the acquisition of MAC. There were no cash flows from investing activities during the period from May 19, 2011 (inception) to December 31, 2011 as our activities were focused on organizational development, capital raising and other start-up related activities.
Cash used in financing activities in the first nine months of 2013 consisted of taxes paid related to the net share settlement of equity awards. Cash provided by financing activities in the first nine months of 2012 and for the year-ended December 31, 2012 consisted of net proceeds from the issuance of common stock through our private placement offering on April 24, 2012. Cash provided by financing activities during the period from May 19, 2011 (inception) to December 31, 2011 consisted of proceeds from a line of credit secured to fund the organizational development and capital raise and other start-up activities until the completion of the private placement offering.

We expect that cash and investments and projected cash flows from operations will provide us with sufficient liquidity to fund our anticipated growth by providing capital to increase our insurance company surplus as well as for payment of operating expenses through 2015, at which point we currently expect to need to seek additional capital. We expect that as our insurance-in-force grows, the premium revenue we receive will increase. However, if our risk-in-force or our expenses materially exceed our expectations or our risk-to-capital ratio is expected to exceed 15 to 1, we may have to raise additional capital sooner to support our growth. In addition, we may raise additional capital to leverage our fixed expenses in order to achieve a return on capital attractive to investors. We expect to leverage and manage our fixed operating expenses so that they grow at a much slower rate than sales over the coming years. As we increase our volume of MI business, we expect to see variable costs increase primarily within underwriting and sales; however, we expect to see only marginal increases in what we consider our fixed cost areas (i.e., management, finance, legal, risk and information technology) as these areas of the business were required to be in place before we could generate revenue. We believe we will not need to incur significant additional fixed costs to be able to successfully service an increased volume of business with our existing structure, thereby growing revenue and producing greater levels of operating profits with marginal increases in such fixed costs. Eventually, we will need to expand our fixed cost structure in order to service an even greater level of business. We may choose to generate additional liquidity through the issuance of a combination of debt or equity securities, as well as financing through borrowing.
Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of approximately 35%. Our holding company files a consolidated U.S. federal income tax return on behalf of itself and its subsidiaries. As we deploy our capital, we plan to invest a portion of our investment portfolio in tax-exempt municipal securities, which investment may have the effect of lowering our effective tax rate below 35%. The effective income tax (benefit) rate on our pre-tax loss was 0% for the nine months ended September 30, 2013 and for the year ended December 31, 2012. During those periods, the benefit from income taxes was eliminated or reduced by the recognition of a valuation allowance. Reconciliation of the federal statutory income tax (benefit) rate to the effective income tax (benefit) rate is as follows:

	Nine months ended September 30, 2013	For the Year Ended December 31, 2012
Federal statutory income tax rate	35.00%	35.00%
Loss on Impairment	—	(1.48)
Prior Year Adjustment	5.00	1.66
Other	—	(1.00)
Valuation Allowance	(40.00)	(28.00)
Purchase Accounting Adjustment	—	(6.18)
Effective income tax rate	—%	—%
Under current guidance, when evaluating a tax position for recognition and measurement, an entity shall presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. The interpretation adopts a benefit recognition model with a two-step approach, a more-likely-than-not threshold for recognition and derecognition, and a measurement attribute that is the greatest amount of benefit that is cumulatively greater than 50% likely of being realized. As of December 31, 2012, we had no reserve for unrecognized tax benefits and there was no change during the first nine months of the year. We have capitalized all deductible start-up costs and have taken no material uncertain positions in our tax return which would require measurement and recognition under the guidance.
Excluded from deferred tax assets is $1.5 million of excess stock compensation for which any benefit realized will be recorded to stockholders' equity. Additionally, Section 382 of the Internal Revenue Code ("Section 382") imposes annual limitations on a corporation's ability to utilize its net operating losses ("NOLs") if it experiences an “ownership change.” As a result of the MAC Acquisition, $7.3 million of NOLs are subject to annual limitations of $0.8 million through 2016, then $0.3 million. Any unused annual limitation may be carried forward up to 20 years. The NOLs will expire in years 2029 through 2033.
As the Company has limited underwriting operations and premium generation and therefore has no history to provide a basis for reliable future income projections, a valuation allowance of $26.7 million and $8.2 million was recorded at September 30, 2013 and December 31, 2012, respectively, to reflect the amount of the deferred taxes that may not be realized.

The net deferred tax liability of $0.1 million as of September 30, 2013 is due to the acquisition of indefinite-lived intangibles in the MAC Acquisition for which a benefit has been reflected in the acquired net operating loss carry forwards. The deferred tax liability recorded in connection with the MAC Acquisition effectively increased goodwill that resulted from the transaction.Our financial statements reflect a valuation allowance with respect to our gross deferred tax assets less capitalized software. If the valuation reserve is reduced at some future date, we would recognize an income tax benefit for accounting purposes in the period in which the reserve is reduced. See "Note 10—Income Taxes."

Results of Operations

CONSOLIDATED STATEMENTS OF OPERATIONS
	SUCCESSOR					PRO FORMA	PREDECESSOR
	NMI Holdings, Inc. (A Development Stage Company)					NMI Holdings, Inc. (A Development Stage Company)	MAC Financial Holding Corporation (A Development Stage Company)
	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	For the Year Ended December 31, 2012	For the Period May 19, 2011 (inception) to December 31, 2011	For the Period May 19, 2011 (inception) to September 30, 2013	For the Year Ended December 31, 2012	For the Period January 1, 2012 to April 24, 2012	For the Year Ended December 31, 2011	For the Period July 6, 2009 (inception) to April 24, 2012
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
	(In Thousands, except per share data)					(In Thousands, except per share data)	(In Thousands)
Revenues
Direct premiums written	$483	$—	$—	$—	$483	$—	$—	$—	$—
(Increase) decrease in unearned premiums	—	—	—	—	—	—	—	—	—
Net premiums earned	483	—	—	—	483	—	—	—	—
Net investment income	3,336	1	6	—	3,342	6	—	—	—
Other revenue	(438)	—	278	—	(161)	278	—	2	18
Total Revenues	3,381	1	284	—	3,664	284	—	2	18
Expenses
Payroll and related	20,896	5,915	11,559	—	32,455	11,559	—	334	2,402
Share-based compensation	8,827	3,091	6,115	—	14,942	6,115	—	—	—
Professional fees	5,577	2,470	4,255	1,248	11,080	4,255	—	21	725
Depreciation	3,892	—	3	—	3,895	7	4	14	33
Information technology	3,455	282	872	—	4,327	872	—	—	1,219
Other	2,833	2,938	4,971	101	7,905	4,978	6	237	1,280
Total Expenses	45,480	14,696	27,775	1,349	74,604	27,786	10	606	5,659
Net Loss	$(42,099)	$(14,695)	$(27,491)	$(1,349)	$(70,940)	$(27,502)	$(10)	$(604)	$(5,641)

Share Data
Basic and Diluted loss per share	$(0.76)	$(0.46)	$(0.73)	$(13,490.00)	$(2.11)	$(0.73)
Book value per share	$8.03	$8.99	$8.81	$(13,490.00)	$8.03	$8.81
Weighted average common	55,589,674	32,003,750	37,909,936	100	33,585,018	37,909,936
Shares outstanding	55,637,480	55,500,100	55,500,100	100	55,637,480	55,500,100

CONSOLIDATED BALANCE SHEETS
	SUCCESSOR				PREDECESSOR
	NMI Holdings, Inc. (A Development Stage Company)				MAC Financial Holding Corporation (A Development Stage Company)
	September 30, 2013	September 30, 2012	December 31, 2012	December 31, 2011	April 24, 2012	December 31, 2011
	(unaudited)	(unaudited)
	(In Thousands)				(In Thousands)
Cash and cash equivalents	$34,097	$494,784	$485,855	$—	$17	$17
Restricted cash	—	20,830	40,338	—	—	—
Investment securities	411,983	3,458	4,864	—	—	—
Accrued investment income	1,834	—	—	—	—	—
Goodwill and other intangible assets	3,634	4,702	3,634	—	—	—
Software and equipment, net	9,054	5,761	7,550	—	2,887	2,891
Other assets	1,116	458	526	210	12	19
Total Assets	$461,719	$529,992	$542,768	$210	$2,916	$2,927
Accounts payable and accrued expenses	$9,276	$5,339	$8,708	$1,354	$1,467	$1,227
Purchase fees and purchase consideration payable	—	20,830	40,338	—	—	—
Warrant liability	5,452	5,120	4,842	—	—	—
Other liabilities	133	—	133	205	—	240
Total Liabilities	14,861	31,289	54,020	1,559	1,467	1,467
Total Stockholders' Equity (Deficit)	446,858	498,703	488,748	(1,349)	1,449	1,460
Total Liabilities and Stockholders' Equity	$461,719	$529,992	$542,768	$210	$2,916	$2,927

Prior to the completion of the MAC Acquisition, our activities were focused on organizational development, capital raising and other start-up related activities. Additionally, for the period from May 19, 2011 through the majority of 2013, our efforts were primarily directed toward building the foundation of the Company which would allow us to write MI. These efforts included, among other things, attracting an executive management team and other key officers and directors, attracting and hiring staff, building our operating processes, designing and developing our business and technology applications, environment and infrastructure, and securing state licensing and GSE Approval.
We have funded our operations primarily through funds raised through our private placement offering in which we received net proceeds of approximately $510 million.
We are currently classified as a development stage company. We believe that our designation as such will change at the end of fiscal year 2013. During May 2013 we recorded our first premium revenue. For the nine months ended September 30, 2013, we have net premiums written and earned of approximately $483 thousand. As of September 30, 2013, we have 22 primary policies in force and approximately 22,000 pool policies in force. All policies written as of September 30, 2013 are monthly premium plans.

Primary and Pool Insurance and Risk in Force
	September 30,	December 31,
	2013	2012	2011
	(In Thousands)
Primary Insurance In Force	$4,604	$—	$—
Pool Insurance in Force	5,171,664	—	—
Total Insurance in Force	$5,176,268	$—	$—

Primary Risk In Force	$1,196	$—	$—
Pool Risk in Force	93,090	—	—
Total Risk in Force	$94,286	$—	$—
Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which each loan in a portfolio of loans is individually insured in a single, bulk transaction. MI may also be written in a pool policy, where a group of loans (or pool) are insured under a single contract. Pool insurance may have a stated aggregate loss limit for a pool of loans and may also have a deductible under which no losses are paid by the insurer until losses on the pool of loans exceed the deductible. New insurance written on a flow basis was approximately $4.6 million for the first nine months of 2013. Pool new insurance written was approximately $5.2 billion during the first nine months of 2013. Combined risk-in-force as of September 30, 2013 was approximately $94.3 million.
For the nine months ended September 30, 2013 we have direct premiums written of approximately $0.5 million compared to direct premiums written of $0 for the nine months ended September 30, 2012. We commenced writing MI in April 2013 through NMIC. The primary driver of the increase in premiums written was the pool agreement with Fannie Mae, which MI coverage became effective September 1, 2013. We expect that related pool premiums will decline over the 10-year term of the agreement as loans in the pool amortize over time.
For the nine months ended September 30, 2013, we have no loss reserves. The probability of a default within the first months of loan age, for loans of the quality we have insured, is not statistically significant. Given that IBNR itself is historically a small percentage of actual reported delinquencies, the probability of an IBNR delinquency is also not statistically significant. We expect to establish a loss reserve as we close 2013.
We have incurred significant net losses since our inception. Our net loss was $42.1 million and $27.5 million for the nine month period ended September 30, 2013 and the year ended December 31, 2012, respectively, compared to a net loss of $14.7 million and $1.3 million for the nine month period ending September 30, 2012 and the period ended December 31, 2011, respectively. The primary drivers of the increased net loss between periods were the hiring of management and staff personnel for sales, underwriting and risk operations, information technology, finance and accounting and legal departments and external and professional costs incurred in conjunction with our state licensing and GSE Approval processes. Additionally we entered into a two-year lease in July 2012 for our principal location of operations. These expenses were slightly offset by increased investment income during the nine months ending September 30, 2013, as we began investing our cash following GSE Approval in mid-January 2013.

Employee compensation represents the majority of our operating expense, which includes both cash and share-based compensation. As part of our compensation plan, certain employees were granted stock options and restricted stock units. This stock compensation plan was not in place during 2011. As a result, our share-based compensation expense, was approximately $8.8 million for the nine months ended September 30, 2013, $6.1 million for the year ended December 31, 2012, $3.1 million for the nine month period ending September 30, 2012 and $0 for the period ended December 31, 2011. We account for our stock options and restricted stock units under ASC No. 718, Compensation — Stock Compensation (“ASC 718”), which requires all compensation expense from share-based payments to be measured and recognized in the financial statements at their grant date fair values.
Our total assets, comprised largely of cash and investments, were $461.7 million and $542.8 million as of September 30, 2013 and December 31, 2012, respectively, compared to total assets of $530.0 million and $0.2 million, as of September 30, 2012 and December 31, 2011, respectively. The primary driver of the increase was the capital raise in April 2012. Additionally, we retained approximately $40 million of purchase fees and purchase consideration (related to our private placement and MAC Acquisition) as restricted cash and an off-setting liability until GSE Approval in January 2013, at which time we released the respective funds to FBR and MAC Financial Ltd.
Prior to GSE Approval, we held most of our assets in cash, and our investments consisted of U.S. Treasury Notes, which were purchased for the sole purpose of complying with certain state licensing requests. These states required NMIC to place various amounts on deposit with the states as a prerequisite for obtaining a certificate of authority in those states. Other mortgage guaranty insurers also have placed similar deposits. As of September 30, 2013 and December 31, 2012, we had placed on deposit $6.9 million and $4.9 million respectively, in the form of U.S Treasury Notes and cash.
Our accounts payable and accrued expenses were $9.3 million as of September 30, 2013, $8.7 million at December 31, 2012, $5.3 million at September 30, 2012 and $1.4 million at December 31, 2011. The balances at September 30, 2013 and December 31, 2012, were comprised primarily of accrued bonuses and accrued expenses incurred in the normal course of business compared to the September 30, 2012 and December 31, 2011 balances which consisted of only accrued vendor payments related to start-up costs.
Investment Operations
Upon GSE Approval, we began investing the investment portfolio according to our investment guidelines. The pre-tax investment income yield was approximately 1.5% for the first nine months of 2013. The pre-tax investment income yields are calculated based on amortized cost of the investments. We believe that the yield on our investment portfolio likely will change over time based on potential changes to the interest rate environment, the duration or mix of our investment portfolio, or other factors.
The sectors of our investment portfolio, including cash and cash equivalents, at September 30, 2013 appear in the table below:

		Percentage of Portfolio's Fair Value

1.	Corporate debt securities	49%
2.	U.S. Treasury securities and obligations of U.S. government agencies	24
3.	Asset-backed securities	16
4.	Cash and cash equivalents	8
5.	Municipal bonds	3
		100%

The ratings of our investment portfolio at September 30, 2013 are:

Investment Portfolio Ratings
September 30, 2013
AAA	16%
AA	27
A	57
Investment grade	100
Below investment grade	—
Total	100%
The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at September 30, 2013, and December 31, 2012 are shown below.

September 30, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses (1)	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$108,068	$—	$(1,179)	$106,889
Municipal bonds	12,019	—	(103)	11,916
Corporate debt securities	224,245	150	(4,819)	219,576
Asset-backed securities	74,690	82	(1,170)	73,602
Total Investments	$419,022	$232	$(7,271)	$411,983

September 30, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses (1)	Fair Value
	(In thousands)
Short-term investments	$3,458	$—	$—	$3,458
Total Investments	$3,458	$—	$—	$3,458

December 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses (1)	Fair Value
	(In thousands)
Short-term investments	$4,863	$1	$—	$4,864
Total Investments	$4,863	$1	$—	$4,864
There were no investment holdings as of December 31, 2011.
(1) There were no other-than-temporary impairment losses recorded in other comprehensive income at December 31, 2012 and 2011 or at September 30, 2013 and 2012.

September 30, 2013	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$—	$—
Due after one through five years	253,500	250,727
Due after five through ten years	75,370	72,704
Due after ten years	15,462	14,950
Asset-backed securities	74,690	73,602
Total Investments	$419,022	$411,983

September 30, 2012	Amortized Cost	Fair Value
(In thousands)
Due in one year or less	$3,458	$3,458
Due after one through five years	—	—
Due after five through ten years	—	—
Due after ten years	—	—
Asset-backed securities	—	—
Total at December 31, 2012	$3,458	$3,458

December 31, 2012	Amortized Cost	Fair Value
(In thousands)
Due in one year or less	$4,863	$4,864
Due after one through five years	—	—
Due after five through ten years	—	—
Due after ten years	—	—
Asset-backed securities	—	—
Total Investments	$4,863	$4,864
At September 30, 2013, the investment portfolio had gross unrealized losses of approximately $7.3 million. For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

September 30, 2013	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury Securities and Obligations of U.S. government agencies	$106,889	$(1,179)	$—	$—	$106,889	$(1,179)
Municipal bonds	11,916	(103)	—	—	11,916	(103)
Corporate debt securities	197,642	(4,819)	—	—	197,642	(4,819)
Assets-backed securities	66,012	(1,170)	—	—	66,012	(1,170)
Total Investments	$382,459	$(7,271)	$—	$—	$382,459	$(7,271)
At September 30, 2012 and December 31, 2012 the investment portfolio had no unrealized losses and there were no investment holdings as of December 31, 2011.

Net investment income is comprised of the following:

	Nine months ended September 30, 2013	For the Nine months ended September 30, 2012	For the Year Ended December 31, 2012	For the Period May 19, 2011 (inception) to December 31, 2011
	(In thousands)
Fixed maturities	$3,663	$1	$2	$—
Cash equivalents	—	—	4	—
Other	2	—	—	—
Investment income	3,665	1	6	—
Investment expenses	(329)	—	—	—
Net Investment Income	$3,336	$1	$6	$—
Fair Value Measurements
Fair value measurements for items measured at fair value included the following as of September 30, 2013 and 2012 and December 31, 2012:

September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$106,889	$—	$—	$106,889
Municipal bonds	—	11,916	—	11,916
Corporate debt securities	—	219,576	—	219,576
Asset-backed securities	—	73,602	—	73,602
Cash and cash equivalents	34,097	—	—	34,097
Total Assets	$140,986	$305,094	$—	$446,080
Warrant liability	—	—	5,452	5,452
Total Liabilities	$—	$—	$5,452	$5,452

September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$3,458	$—	$—	$3,458
Cash and cash equivalents	515,614	—	—	515,614
Total assets	$519,072	$—	$—	$519,072
Warrant liability	—	—	5,120	5,120
Other liabilities	26,170	—	—	26,170
Total liabilities	$26,170	$—	$5,120	$31,289

December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$4,864	$—	$—	$4,864
Cash and cash equivalents	526,194	—	—	526,194
Total Assets	$531,058	$—	$—	$531,058
Warrant liability	—	—	4,842	4,842
Total Liabilities	$—	$—	$4,842	$4,842
There were no transfers of securities between Level 1 and Level 2 during 2013 or 2012.
For assets and liabilities measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the periods ended September 30, 2013 and 2012 and the years ended December 31, 2012 and 2011 is as follows:

Warrant Liability
(In Thousands)
Balance at December 31, 2012	$4,842
Change in fair value of warrant liability included in earnings	610
Balance at September 30, 2013	$5,452

Warrant Liability
(In thousands)
Balance at December 31, 2011	$—
Initial fair value of warrant liability	5,120
Change in fair value of warrant liability included in earnings	—
Balance at September 30, 2012	$5,120

Warrant Liability
(In thousands)
Balance at December 31, 2011	$—
Initial fair value of warrant liability	5,120
Change in fair value of warrant liability included in earnings	(278)
Balance at December 31, 2012	$4,842
The fair value of the warrants issued to FBR and MAC Financial Ltd. (which are now held by the former stockholders of MAC Financial Ltd. as a result of its liquidation) was estimated on the date of grant using the Black-Scholes option-pricing model, including consideration of any potential additional value associated with pricing protection features. The volatility assumption used, 39.0%, was derived from the historical volatility of the share price of a range of publicly-traded companies with business types similar to ours. No allowance was made for any potential illiquidity associated with the private trading of our shares. We revalue the warrant liability quarterly using a Black-Scholes option-pricing model in combination with a binomial model and a Monte-Carlo simulation model to value the pricing protection features within the warrant. As of September 30, 2013, the assumptions used in the option pricing model were as follows: a common stock price as of September 30, 2013 of $11.40, risk free interest rate of 2.03%, expected life of 7.06 years and a dividend yield of 0%. The gain from change in fair value of warrant liability during the third quarter is primarily due to a decrease in the price of our common stock compared to June 30, 2013. The loss from change in fair value for the nine months ending September 30, 2013 is primarily due to an increase in the price of our common stock as compared to December 31, 2012. The warrants have an exercise price of $10.00. The remaining contractual term on the warrants is approximately 8.6 years.

There were no assets or liabilities measured at fair value using significant unobservable inputs as of December 31, 2011.
Share Based Compensation
The 2012 Stock Incentive Plan (the “Plan”) was approved by the Board of Directors (the “Board”) on April 16, 2012, and authorized 5.5 million shares to be reserved for issuance under the Plan with 3.85 million shares available for stock options and 1.65 million shares available for restricted stock unit grants. Options granted under the Plan are Non-Qualified Stock Options and may be granted to employees, directors and other key persons of the Company. The exercise price per share for the common stock covered by this Plan shall be determined by the Board at the time of grant, but shall not be less than the fair market value on the date of the grant. The term of the stock option grants will be fixed by the Board, but no stock option shall be exercisable more than 10 years after the date the stock option is granted. The vesting period of the stock option grants will also be fixed by the Board at the time of grant and generally is for a three year period.
A summary of option activity in the plan for the nine months ended September 30, 2013 and for the year ended December 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share
Options balance at December 31, 2012	2,547	$10.00	$3.86
Options granted	532	11.78	4.57
Less: Options forfeited	(15)	10.00	3.84
Options balance outstanding at September 30, 2013	3,064	$10.31	$3.98

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share
Options balance at December 31, 2011	—	$—	$—
Options granted	2,829,250	10.00	3.87
Less: Options forfeited	(282,500)	10.00	3.88
Options balance outstanding at December 31, 2012	2,546,750	$10.00	$3.86
There were no exercises and approximately 659,723 and zero options were exercisable as of September 30, 2013 and December 31, 2012, respectively.
The remaining weighted average contractual life of options outstanding as of September 30, 2013 was 8.8 years. As of September 30, 2013, there was approximately $4.6 million of total unrecognized compensation cost related to non-vested stock options. The remaining weighted average contractual life of options outstanding as of December 31, 2012 was 9.4 years. As of December 31, 2012, there was approximately $6.4 million of total unrecognized compensation cost related to non-vested stock options.
The estimated grant date fair values of the stock options granted during 2013 were calculated using Black-Scholes valuation model. See "Critical Accounting Estimates—Share-Based Compensation."
Predecessor Entity
MAC Financial Holding Corporation, a wholly-owned subsidiary of MAC Financial Ltd., was formed along with its wholly-owned insurance subsidiaries, Mortgage Assurance Corporation, Mortgage Assurance Reinsurance Inc One and Mortgage Assurance Reinsurance Two, (collectively "MAC"), with the intent of offering mortgage insurance to lenders throughout the United States and to the GSEs. MAC was incorporated and licensed without the usual requisite minimum capital and surplus in order to facilitate the lengthy review for qualified insurer status with both Fannie Mae and Freddie Mac.
MAC's net loss was $11,000, $604,000, and $5.6 million from January 1, 2012 through April 24, 2012, the year ended December 31, 2011, and the period from July 6, 2009 (inception) to April 24, 2012, respectively. The net loss of $5.6 million for the period from inception to April 24, 2012 consisted largely of payroll and related expenses, Information Technology ("IT") and professional fees associated with development stage activities primarily focused on developing IMS and capital raising efforts. For the year-ended 2010, MAC had a working capital deficiency which raised substantial doubt about its ability to continue as a going-concern. The net loss of $604,000 for the year ended December 31, 2011 reflects a significant wind-down of development stage activities and IT development efforts, including the termination of all employees, as MAC focused on conserving capital. On November

30, 2011, the Company entered into an agreement with MAC Financial Ltd. to purchase MAC Financial Holding Corporation and its subsidiaries. MAC's results from January 1, 2012 through April 24, 2012 reflect the costs associated with maintaining the entity and its subsidiaries in a minimal capacity until MAC's acquisition could be completed and is not comparative with prior periods.
Geographic Dispersion
Assuming we are able to obtain all of the necessary licenses and approvals, we plan on writing business in all 50 states and D.C. We intend to build a geographically diverse portfolio without geographic concentrations that might expose the company to undue risk.  Risk will be managed by establishing targets and limits for new origination mix and/or portfolio limits.  Therefore, aside from the impact of market restrictions (discussed below), we desire that our insurance origination mix by state be consistent with the overall distribution of mortgage insurance originations.
On an ongoing and recurring basis, we plan to evaluate changing market conditions to determine if it is appropriate to establish, tighten, loosen or eliminate lending restrictions established by geographic area.  The evaluation is expected to include factors including historical performance and the historical performance of other market participants, forward-looking projections for key risk drivers, estimated impact on loss performance, and existing portfolio concentrations.   Consistent with our governance processes, the geographic concentrations will be monitored on an ongoing basis and changes to market restrictions will be reviewed and approved.
Critical Accounting Estimates
We use accounting principles and methods that conform to generally accepted accounting principles in the United States ("GAAP"). Where GAAP specifically excludes mortgage insurance we follow general industry practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. These critical accounting policies and estimates are summarized below.
Reserve for Losses and Loss Adjustment Expenses
We are a new company and have only recently commenced transacting mortgage insurance. We do not anticipate a material level of losses (relative to written premiums or stockholder equity) in the first few years of our operations. Our practice will be to establish loss reserves only for loans in default. We do not consider a loan to be in default for loss reserve purposes until we receive notice from the servicer that a borrower has failed to make two (2) regularly scheduled payments and is at least 60 days in default. Default is defined in NMIC's mortgage insurance policies as the failure by a borrower to pay when due an amount equal to the scheduled mortgage payment due under the terms of a loan or the failure by a borrower to pay all amounts due under a loan after the exercise of the due on sale clause of such loan. In addition to reserves on reported defaults, we establish reserves for estimated losses incurred on loans that have been in default for at least 60 days that have not yet been reported to us by the servicers (this is often referred to as “incurred but not reported” or “IBNR”).
Consistent with industry accounting practices, for purposes of establishing loss reserves, we consider our MI policies to be short-duration contracts and, as such, we will adhere to the general loss reserving principles contained in ASC Topic 944, Financial Services — Insurance ("ASC 944"), even though that standard expressly excludes mortgage insurance from its guidance. Like other mortgage insurers, however, we will not establish loss reserves for anticipated future claims on insured loans that are not currently in default.
The establishment of loss and IBNR reserves is subject to inherent uncertainty and will require significant judgment by management. We will establish loss reserves using our best estimates of claim rates, i.e., the percent of loan defaults that ultimately result in claim payments, and claim amounts, i.e., the dollar amounts required to settle claims, to estimate the ultimate losses on loans reported to us as being at least 60 days in default as of the end of each reporting period. We will estimate IBNR by analyzing historical lags in default reporting to determine a specific number of IBNR claims in each reporting period. Our actuary will utilize internal and external data to estimate lags in notice of default reporting. We believe that given recent tightening of GSE guidelines lag times have decreased. Additionally, our estimates of claim rates and claim sizes will be strongly influenced by prevailing economic conditions, for example current rates or trends in unemployment, house price appreciation and/or interest rates, and our best judgment as to the future values or trends of these macroeconomic factors. If prevailing economic conditions deteriorate suddenly and/or unexpectedly, our estimates of loss reserves could be materially understated, which may adversely impact our financial condition and operating results. Because loss and IBNR reserves are based on estimates and judgments, there can be no assurance that even in a stable economic environment, actual claims paid by us will not be substantially different than our loss and IBNR reserves for such claims.

Changes in loss reserves can materially affect our consolidated net income or loss. It is possible that even a relatively small change in estimated claim rate or a relatively small percentage change in estimated claim amount could have a significant impact on reserves and, correspondingly, on operating results.  The loss reserving process is complex and subjective and, therefore, our ultimate liabilities may vary significantly from our estimates.
Fair Value Measurements
The following describes the valuation techniques used by us to determine the fair value of financial instruments held as of September 30, 2013 and December 31, 2012:
We established a fair value hierarchy by prioritizing the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under this standard are described below:

•	Level 1 - Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date for identical assets or liabilities;

•	Level 2 - Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities; and

•
Level 3 - Unobservable inputs that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The level of market activity used to determine the fair value hierarchy is based on the availability of observable inputs market participants would use to price an asset or a liability, including market value price observations.
Assets classified as Level 1 and Level 2
To determine the fair value of securities available-for-sale in Level 1 and Level 2 of the fair value hierarchy, independent pricing sources have been utilized. One price is provided per security based on observable market data. To ensure securities are appropriately classified in the fair value hierarchy, we review the pricing techniques and methodologies of the independent pricing sources and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. A variety of inputs are utilized by the independent pricing sources including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including data published in market research publications. Inputs may be weighted differently for any security, and not all inputs are used for each security evaluation. Market indicators, industry and economic events are also considered. This information is evaluated using a multidimensional pricing model. Quality controls are performed by the independent pricing sources throughout this process, which include reviewing tolerance reports, trading information and data changes, and directional moves compared to market moves. This model combines all inputs to arrive at a value assigned to each security. We have not made any adjustments to the prices obtained from the independent pricing sources. We do however perform quality checks and review of the prices received.
Liabilities classified as Level 3
The warrants held by FBR and MAC Financial Ltd. (which are now held by its former stockholders after completion of its liquidation) are valued using a Black-Scholes option- pricing model in combination with a binomial model and Monte-Carlo simulation model used to value the pricing protection features within the warrant. Variables in the model include the risk-free rate of return, dividend yield, expected life and expected volatility of the Company's stock price.
ASC 825, Disclosures about Fair Value of Financial Instruments, requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value.

Investment Portfolio
We classify our entire investment portfolio as available-for-sale and report it at fair value. The related unrealized gains or losses, after considering the related tax expense or benefit, are reported as a component of accumulated other comprehensive income in stockholders' equity. We expect to hold short-term investments with maturities of greater than three and less than 12 months when purchased and will be carried at fair value and to determine any realized gains and losses on sales of investments on a specific-identification basis. We expect that our investment income will consist primarily of interest and dividends. We plan to recognize interest income on an accrual basis and dividend income on preferred stock investments on the date of declaration. Net investment income would represent interest and dividend income, net of investment expenses.
The guidance regarding the recognition and presentation of other-than-temporary impairment, or OTTI, requires that an OTTI of a debt security be separated into two components when there are credit-related losses associated with the impaired debt security for which we assert that we do not have the intent to sell the security, and it is more likely than not that we will not be required to sell the security before recovery of our cost basis. Under this guidance the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (such as changes in interest rates or market conditions) is recorded as a component of other comprehensive income (loss). In instances where no credit loss exists but it is more likely than not that we would have to sell the debt security prior to the anticipated recovery, the decline in fair value below amortized cost is recognized as an OTTI in earnings. In periods after recognition of an OTTI on debt securities, we plan to account for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI are recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected would be accreted or amortized into net investment income.
Each fiscal quarter we expect to perform reviews of our investments in order to determine whether declines in fair value below amortized cost are considered other-than-temporary in accordance with applicable guidance. In evaluating whether a decline in fair value is other-than-temporary, we may consider several factors including, but not limited to:

•	our intent to sell the security and whether it is more likely than not that we would be required to sell the security before recovery;

•	extent and duration of the decline;

•	failure of the issuer to make scheduled interest or principal payments;

•	change in rating below investment grade; and

•	adverse conditions specifically related to the security, an industry, or a geographic area.
Under the current guidance, a debt security impairment is deemed other-than-temporary if either it is intended that the security be sold or it is more likely than not that we would be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security.
Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of employee compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred insurance policy acquisition costs. Deferred insurance policy acquisition costs arising from each book of business are charged against revenue in the same proportion that the underwriting profit for the period of the charge bears to the total underwriting profit over the life of the policies. The underwriting profit and the life of the policies are estimated and are reviewed quarterly and updated when necessary to reflect actual experience and any changes to key variables such as persistency or loss development. Because our insurance premiums are earned over time, changes in persistency result in deferred insurance policy acquisition costs being amortized against revenue over a comparable period of time.
If a premium deficiency exists, we reduce the related deferred insurance policy acquisition costs by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the deferred insurance policy acquisition costs balance, we then establish a premium deficiency reserve equal to the excess, by means of a charge to current period earnings.

Premium Deficiency Reserve
After our loss reserves are established, we will perform a premium deficiency calculation each fiscal quarter using best estimate assumptions as of the testing date. Per ASC 944, a premium deficiency reserve shall be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums. The calculation of premium deficiency reserves requires the use of significant judgment and estimates to determine the present value of future premium and present value of expected losses and expenses on our business.  The present value of future premium relies on, among other things, assumptions about persistency and repayment patterns on underlying loans.  The present value of expected losses and expenses depends on assumptions relating to severity of claims and claim rates on current defaults, and expected defaults in future periods. These assumptions also include an estimate of expected rescission activity. Assumptions used in calculating the deficiency reserves can be affected by volatility in the current housing and mortgage lending industries.  To the extent premium patterns and actual loss experience differ from the assumptions used in calculating the premium deficiency reserves, the differences between the actual results and our estimate will affect future period earnings.  In considering the potential sensitivity of the factors underlying our best estimate of premium deficiency reserves, it is possible that even a relatively small change in estimated claim rate or a relatively small percentage change in estimated claim amount could have a significant impact on the premium deficiency reserve, should one be needed, and, correspondingly, on our operating results.
Income Taxes
We account for income taxes using the liability method in accordance with ASC Topic 740, Income Taxes. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that would result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations. We evaluate the need for a valuation allowance against deferred tax assets on a quarterly basis. In the course of our review, we assess all available evidence, both positive and negative, including future sources of income, tax planning strategies, future contractual cash flows and reversing temporary differences. Additional valuation allowance benefits or charges could be recognized in the future due to changes in management's expectations regarding the realization of tax benefits.
Warrants
In conjunction with the MAC Acquisition and funding of our start-up costs, we issued warrants. The stockholders of MAC Financial Ltd. have wound up its affairs pursuant to a members voluntary liquidation under Bermuda law.  The shares of our common stock and the warrant previously held by MAC Financial Ltd. have been divided and distributed to its former stockholders. We account for these warrants to purchase common shares of the Company in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity. These warrants may be settled by us using the physical settlement method or through cash-less-exercises in which shares subject to the warrants are reduced in lieu of cash payment of the exercise price. The exercise price and the number of warrants are subject to anti-dilution provisions whereby the existing exercise price is adjusted downward and the number of warrants increased for events that may not be dilutive and the adjustment may be in excess of any dilution suffered. As a result, the warrants are classified as a liability. We are required to revalue the warrants at the end of each reporting period and any change in fair value is reported in the statements of operations in the period in which the change occurred. We revalue the warrant liability quarterly using a Black-Scholes option-pricing model in combination with a binomial model and Monte-Carlo simulation model used to value the pricing protection features within the warrant. Variables in the model include the risk-free rate of return, dividend yield, expected life and expected volatility of the Company's stock price.
Share-Based Compensation
The Company adopted ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 addresses accounting for share-based awards and recognizes compensation expense, measured using grant date fair value, over the requisite service or performance period of the award. Share-based payments include restricted stock and stock option grants under the 2012 Stock Incentive Plan. The fair value of stock option grants issued are determined based on an option pricing model which takes into account various assumptions that are subjective. Key assumptions used in the stock option valuation include the expected term of the equity award taking into account the contractual term of the award, the effects of expected exercise and post-vesting termination behavior, expected volatility, expected dividends and the risk-free interest rate for the expected term of the award. Restricted stock grants to employees contain a market and service condition. The fair value of restricted stock grants to employees is determined based on a Monte Carlo Simulation model at the date of grant. Restricted grants to non-employee directors are valued at the Company's stock price on the date of grant less the present value of anticipated dividends. Expense is recognized over the required service period, which is generally a three-year vesting period for the options (vesting in one-third increments per year).

The estimated grant date fair values of the stock options granted during 2013 were calculated using Black-Scholes valuation model based on the following weighted-average assumptions:

•	Expected Life - 6.0 years

•	Risk free interest rate - 0.85%

•	Dividend yield - 0.00%

•	Expected stock price volatility - 39.00%

•	Projected forfeiture rate - 1.00%
Expected Stock Price Volatility — is a measure of the amount by which a price has fluctuated or is expected to fluctuate. At the time of grant, the Company's common shares trading history was less than six months which was not sufficient to calculate an expected volatility representative of the volatility over the expected lives of the options. As a substitute for such estimate, the Company used historical volatilities of a set of comparable companies in the industry in which the Company operates.
Risk Free Interest Rate - is the U.S. Treasury rate for the date of the grant having a term approximating the expected life of the option.
Expected Life - is the period of time over which the options granted are expected to remain outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The Company uses the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the period as historical exercise data is not available and the options meet the requirements set out in the Bulletin. Options granted have a maximum term of ten years.
Projected Forfeiture Rate - is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense.
Dividend Yield - is calculated by dividing the expected annual dividend by the stock price of the Company at the valuation date.
Restricted Stock Units
The estimated grant date fair values of the restricted stock units granted in 2012 that are subject to both a market and service condition were calculated using a Monte Carlo Simulation model based on the average outcome of 150,000 simulations using the following assumptions:

•	Expected Life - 5.0 years

•	Risk free interest rate - 0.86%

•	Dividend yield - 0.00%

•	Expected stock price volatility - 39.00%

•	Projected forfeiture rate - 1.00%

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We own and manage a large portfolio of various holdings, types and maturities as a result of (i) our initial capitalization pursuant to which we were required to hold our proceeds in an investment account until we obtained GSE Approval, and (ii) ongoing operations in which claim payments are back-loaded relative to premium revenue. Investment income is one of our primary sources of cash flow supporting operations and claim payments. The assets within the investment portfolio are exposed to the same factors that affect overall financial market performance. While our portfolio is exposed to factors affecting markets worldwide, because the company insures loans only in the United States, it is most sensitive to fluctuations in the drivers of U.S. markets.
We manage market risk via a defined investment policy implemented by our Treasury function with oversight from the Risk Committee. Important drivers of our market risk exposure monitored and managed by us include but are not limited to:

•
Changes to the level of interest rates. Increasing interest rates may reduce the value of certain fixed-rate bonds held in the investment portfolio. Higher rates may cause variable rate assets to generate additional income. Decreasing rates will have the reverse impact. Significant changes in interest rates can also affect persistency and claim rates to the extent that the investment portfolio must be restructured to better align it with future liabilities and claim payments. Such restructuring may cause investments to be liquidated when market conditions are adverse.

•
Changes to the term structure of interest rates. Rising or falling rates typically change by different amounts along the yield curve. These changes may have unforeseen impacts on the value of certain assets.

•
Market volatility/changes in the real or perceived credit quality of investments. Deterioration in the quality of investments, identified through changes to our own or third party (e.g., rating agency) assessments, will reduce the value and potentially the liquidity of investments.

•
Concentration Risk. If the investment portfolio is highly concentrated in one asset, or in multiple assets whose values are highly correlated, the value of the total portfolio may be greatly affected by the change in value of just one asset or a group of highly correlated assets.

•	Prepayment Risk. Bonds may have call provisions that permit debtors to repay prior to maturity when it is to their advantage. This typically occurs when rates fall below the interest rate of the debt.
Market risk will be measured using reporting by investment type and concentration. Market risk will be measured via segmentation by asset type and maturity, and an interest rate sensitivity analysis will be completed. Market risks inherent in the business that are not fully captured by the quantitative analysis will be highlighted. In addition, material market risk changes that occur from the last reporting period to the current will be discussed. Changes to how risks are managed will also be identified and described.
We did not have any market risk at December 31, 2012. The only investments held were short-term securities. At September 30, 2013, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.51 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.51% in fair value of our fixed income portfolio.  Excluding cash, our fixed income portfolio duration was 3.65 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.65% in fair value of our fixed income portfolio.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934 ,as amended, (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2013, pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On August 8, 2012, Germaine Marks, as Receiver, and Truitte Todd, as Special Deputy Receiver, of PMI Mortgage Insurance Co. (“PMI”), an Arizona insurance company in receivership, filed a complaint (the “PMI Complaint”) against the Company, NMIC and certain named individuals, in California Superior Court, Alameda County. The PMI Complaint, as amended, alleges breach of fiduciary duty, breach of loyalty, aiding and abetting breach of fiduciary duty and loyalty, misappropriation of trade secrets, conversion, breach of proprietary information agreement, breach of separation agreement and intentional interference with contractual relations and unfair competition. The lawsuit seeks injunctive relief as well as unspecified monetary damages. We and the individual defendants believe these claims are without merit and have filed an answer denying all allegations and intend to defend ourselves vigorously. If the lawsuit is determined adversely to us, the court could subject us to significant monetary damages and/or prevent NMIC from conducting insurance operations, including obtaining a license in Wyoming, where we do not currently have one. In addition, if the lawsuit is determined adversely to any of our officers who are individual defendants in the lawsuit, we would likely be required to remove and replace those officers under the terms of agreements NMIC and NMIH entered into with each of the Alabama Department of Insurance, the Arizona Department of Insurance, the Florida Office of Insurance Regulation, the Texas Commissioner of Insurance and the New York State Department of Financial Services, as a condition of NMIC obtaining certificates of authority in those states, as well as under an agreement with the Wisconsin OCI. The Court has set the trial date for May 27, 2014.
Because the litigation and related discovery are at a preliminary stage, we do not have sufficient information to determine or predict the ultimate outcome or estimate the range of possible losses, if any. Accordingly, no provision for litigation losses has been included in our financial statements.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this report, including our consolidated financial statements and the related notes thereto, before deciding to invest in our common stock. The occurrence of any of the following risks or any of the risks previously disclosed beginning on page 15 of the Company’s Prospectus filed with the Securities and Exchange Commission on December 9, 2013 as part of the Company’s Registration Statement on Form S-1 (File No. 333-189507) (the "Prospectus") under the caption "Risk Factors" could materially and adversely affect our business, prospects, financial condition, operating results and cash flow. In such case, the trading price of our common stock could decline and you could lose all or part of your investment.
This report contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements, including any such statements made in Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following risk factor previously disclosed in the Prospectus under the caption "Risk Factors" is updated as set forth below. With the exception of these changes, there have been no material changes in our risk factors from the risk factors disclosed in the Prospectus.
Our mortgage insurance master policies contain restrictions on our ability to rescind coverage for fraud and underwriting defects, and if we were to fail to timely discover any such fraud or underwriting defects, our rights of rescission would be significantly limited, and we could suffer increased losses as a result of paying claims on loans with unacceptable risk profiles.
On December 10, 2013, we announced that we will introduce a new version of our master policy which will provide rescission relief after a borrower has timely made 12 consecutive monthly payments on a loan, rather than 18 months as provided in the current master policy. The new master policy is pending final approvals from the GSEs, FHFA and state insurance regulators. Under our current mortgage insurance policies, after a borrower has timely made 18 consecutive monthly payments on a loan we insure, we have agreed that we will not rescind or cancel coverage of that loan for borrower fraud or underwriting defects. In addition, upon the borrower attaining 18 full and timely consecutive monthly payments, we have agreed to limitations on our ability to initiate an investigation of fraud or misrepresentation by our insureds or any other party involved in the origination of an insured loan, which we collectively refer to in our master policies as a "First Party." Although we have processes in place to review every loan we insure, we may not discover fraud and/or underwriting defects prior to a borrower making the 18th payment, or after we implement our new master policy, after the 12th payment. If this were to occur, we would be contractually prohibited from exercising our rights of rescission for borrower fraud; our rights to investigate potential First Party fraud or misrepresentation would be curtailed; and we may be obligated to pay claims on certain loans with unacceptable risk profiles or which failed to meet our underwriting guidelines at the time of origination. As a result, we could suffer significant unexpected losses, which could adversely impact our business, financial condition and operating results.

Item 6. Exhibits

Exhibit Number	Description

31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
The following financial information from NMI Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets (Unaudited) as of September 30, 2013 and December 31, 2012
(ii) Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the three months ended and nine months ended September 30, 2013 and 2012, and for the period from May 19, 2011 (inception) to September 30, 2013
(iii) Consolidated Statements of Changes in Common Shareholders' Equity (Unaudited) for the period from January 1, 2013 to September 30, 2013, for the year ended December 31, 2012 and for the period from May 19, 2011 (inception) to September 30, 2013
(iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2013 and 2012 and for the period from May 19, 2011 (inception) to September 30, 2013, and
(v) Notes to Consolidated Financial Statements (Unaudited)

#
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 (the “Securities Act”) except to the extent that the registrant specifically incorporates it by reference.

*
In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act.  Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
December 17, 2013	/s/ John (Jay) M. Sherwood Jr.
John (Jay) M. Sherwood Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
The following financial information from NMI Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets (Unaudited) as of September 30, 2013 and December 31, 2012
(ii) Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the three months ended and nine months ended September 30, 2013 and 2012, and for the period from May 19, 2011 (inception) to September 30, 2013
(iii) Consolidated Statements of Changes in Common Shareholders' Equity (Unaudited) for the period from January 1, 2013 to September 30, 2013, for the year ended December 31, 2012 and for the period from May 19, 2011 (inception) to September 30, 2013
(iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2013 and 2012 and for the period from May 19, 2011 (inception) to September 30, 2013, and
(v) Notes to Consolidated Financial Statements (Unaudited)

#
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 (the “Securities Act”) except to the extent that the registrant specifically incorporates it by reference.

*
In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act.  Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that the registrant specifically incorporates it by reference.