Form 10-Q
period 2014-06-30
NMI Holdings, Inc.
filed 2014-08-08
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-36174
NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	45-4914248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Powell Street, Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

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
YES ☐ NO ☒

The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on August 4, 2014 was 58,363,334 shares.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the U.S. Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward looking statements as a result of many factors. For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented by the risks discussed below in this report in Part II, Item 1A, "Risk Factors," as well as factors more fully described in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report, including the exhibits hereto, and subsequent reports and registration statements filed from time to time with the U.S. Securities and Exchange Commission (the "SEC").
Any or all of our forward looking statements in this report may turn out to be inaccurate. The inclusion of this forward looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy and financial needs. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward looking statements including, but not limited to:

•	our limited operating history;

•	retention of our existing certificates of authority in each state and Washington D.C. and our ability to remain a mortgage insurer in good standing in each state and Washington D.C.;

•
changes in the business practices of the GSEs, including adoption and implementation of their proposed new mortgage insurer eligibility requirements or decisions to decrease or discontinue the use of mortgage insurance;

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

•
our ability to implement our business strategy, including our ability to attract customers, write mortgage insurance on high quality low down payment residential mortgage loans, implement successfully and on a timely basis, complex infrastructure, systems, procedures, and internal controls to support our business and regulatory and reporting requirements of the insurance industry;

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

PART I

Item 1. Financial Statements and Supplementary Data

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2014	December 31, 2013
Assets	(In Thousands, except for share data)
Investments, available-for-sale, at fair value:
Fixed maturities (amortized cost of $413,816 and $416,135 as of June 30, 2014 and December 31, 2013, respectively)	$413,307	$409,088
Total investments	413,307	409,088
Cash and cash equivalents	34,671	55,929
Accrued investment income	1,989	2,001
Premiums receivable	143	19
Prepaid expenses	1,139	1,519
Deferred policy acquisition costs, net	1,051	90
Goodwill and other indefinite lived intangible assets	3,634	3,634
Software and equipment, net	10,172	8,876
Other assets	57	63
Total Assets	$466,163	$481,219
Liabilities
Unearned premiums	$7,679	$1,446
Reserve for insurance claims and claims expenses	28	—
Accounts payable and accrued expenses	8,494	10,052
Warrant liability, at fair value	4,552	6,371
Current tax payable	1,367	—
Deferred tax liability	133	133
Total Liabilities	22,253	18,002
Commitments and contingencies

Shareholders' Equity
Common stock - Class A shares, $0.01 par value, 58,363,334 and 58,052,480 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively (250,000,000 shares authorized)	584	581
Additional paid-in capital	558,432	553,707
Accumulated other comprehensive loss, net of tax	(3,173)	(7,047)
Accumulated deficit	(111,933)	(84,024)
Total Shareholders' Equity	443,910	463,217
Total Liabilities and Shareholders' Equity	$466,163	$481,219
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	(In Thousands, except for share data)
Premiums written
Direct	$5,051	$1	$10,229	$1
Net premiums written	5,051	1	10,229	1
Increase in unearned premiums	(2,958)	—	(6,232)	—
Net premiums earned	2,093	1	3,997	1
Net investment income	1,468	1,407	2,957	1,817
Net realized investment gains	—	452	—	481
Gain (loss) from change in fair value of warrant liability	952	(1,114)	1,769	(1,080)
Gain from settlement of warrants	—	—	37	—
Total Revenues	4,513	746	8,760	1,219
Expenses
Insurance claims and claims expenses	28	—	28	—
Amortization of deferred policy acquisition costs	42	—	61	—
Other underwriting and operating expenses	18,595	17,020	37,877	29,445
Total Expenses	18,665	17,020	37,966	29,445
Loss before income taxes	(14,152)	(16,274)	(29,206)	(28,226)
Income tax benefit	(1,297)	—	(1,297)	—
Net Loss	(12,855)	(16,274)	(27,909)	(28,226)

Other Comprehensive Income (Loss), net of tax
Net unrealized holding gains (losses) for the period included in accumulated other comprehensive loss, net of tax expense of $2,664 and $0 for the three months ended June 30, 2014 and 2013, respectively, and $2,664 and $0 for the six months ended June 30, 2014 and 2013, respectively	840	(10,210)	3,874	(9,323)
Other Comprehensive Income (Loss), net of tax	840	(10,210)	3,874	(9,323)
Total Comprehensive Loss	$(12,015)	$(26,484)	$(24,035)	$(37,549)

Loss per share
Basic and diluted loss per share	$(0.22)	$(0.29)	$(0.48)	$(0.51)
Weighted average common shares outstanding	58,289,801	55,629,932	58,176,181	55,565,374
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Class A	Class B
	(In Thousands)
Balance, January 1, 2013	$553	$2	$517,032	$1	$(28,840)	$488,748
Common stock Class A shares issued under stock plans, net of shares withheld for employee taxes	1	—	(1,579)	—	—	(1,578)
Common stock Class A shares issued related to initial public offering (net of expenses of $3,483)	25	—	27,887	—	—	27,912
Conversion of Class B shares of common stock into Class A shares of common stock	2	(2)	—	—	—	—
Share-based compensation expense	—	—	10,367	—	—	10,367
Change in unrealized investment gains/losses, net of tax of $0	—	—	—	(7,048)	—	(7,048)
Net loss	—	—	—	—	(55,184)	(55,184)
Balance, December 31, 2013	$581	$—	$553,707	$(7,047)	$(84,024)	$463,217

Balance, January 1, 2014	$581	$—	$553,707	$(7,047)	$(84,024)	$463,217
Common stock Class A shares issued related to warrants	*	—	13	—	—	13
Common stock Class A shares issued under stock plans, net of shares withheld from employee taxes	3	—	11	—	—	14
Share-based compensation expense	—	—	4,701	—	—	4,701
Change in unrealized investment gains/losses, net of tax of $2,664	—	—	—	3,874	—	3,874
Net loss	—	—	—	—	(27,909)	(27,909)
Balance, June 30, 2014	$584	$—	$558,432	$(3,173)	$(111,933)	$443,910

*	During the first half of 2014, we issued 1,115 common shares with a par value of $0.01 related to the exercise of warrants, which is not visible in this schedule due to rounding.
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities	(In Thousands)
Net loss	$(27,909)	$(28,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized investment gains	—	(481)
(Gain) loss from change in fair value of warrant liability	(1,769)	1,080
Gain from settlement of warrants	(37)	—
Depreciation and other amortization	4,270	2,713
Share-based compensation expense	4,701	6,859
Benefit for taxes on current year unrealized gains	(1,297)	—
Changes in operating assets and liabilities:
Accrued investment income	12	(2,105)
Premiums receivable	(124)	—
Prepaid expenses	380	(540)
Deferred policy acquisition costs, net	(961)	—
Other assets	7	53
Unearned premiums	6,232	—
Reserve for insurance claims and claims expenses	28	—
Accounts payable and accrued expenses	(1,558)	(2,292)
Net Cash Used in Operating Activities	(18,025)	(22,939)
Cash Flows From Investing Activities
Purchase of short-term investments	—	(510)
Purchase of fixed-maturity investments, available-for-sale	(110)	(552,174)
Proceeds from maturity of short-term investments	—	5,375
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	1,133	114,995
Purchase of software and equipment	(4,270)	(3,084)
Net Cash Used in Investing Activities	(3,247)	(435,398)
Cash Flows From Financing Activities
Issuance of common stock	1,086	—
Taxes paid related to net share settlement of equity awards	(1,072)	(1,578)
Net Cash Provided by (Used in) Financing Activities	14	(1,578)

Net Decrease in Cash and Cash Equivalents	(21,258)	(459,915)
Cash and Cash Equivalents, beginning of period	55,929	485,855
Cash and Cash Equivalents, end of period	$34,671	$25,940
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation
NMI Holdings, Inc. ("NMIH"), a Delaware corporation, was formed in May 2011 with the intention of providing private mortgage guaranty insurance through a wholly owned insurance subsidiary. From May 2011 through March 2013, our activities were limited to raising capital, seeking to acquire the assets and approvals necessary to become a private mortgage guaranty insurance provider and hiring personnel. In April 2013, we, through our primary insurance subsidiary, National Mortgage Insurance Corporation ("NMIC"), wrote our first mortgage guaranty insurance policy. As of June 30, 2014, we had $939.8 million primary insurance in force ("IIF") and $4.9 billion pool IIF, with $220.9 million of primary risk-in-force ("RIF") and $93.1 million of pool RIF.
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
In April 2012, we offered and sold 55.0 million shares of common stock at an issue price of $10.00 per share in a private placement ("Private Placement"). Gross proceeds from the Private Placement were $550.0 million. Net proceeds from the Private Placement, after an approximate 7% underwriting fee and other offering expenses, were approximately $510 million. The fee was escrowed for the benefit of FBR Capital Markets and Co. ("FBR") and was released to FBR upon NMIC's receipt of approval from Federal National Home Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") as a qualified mortgage guarantee insurer ("GSE Approval").
Under the terms of certain Registration Rights Agreements to which we are a party (collectively the "Registration Right Agreement"), we were required to obtain GSE Approval on or before January 17, 2013. NMIC was approved as an eligible mortgage guaranty insurer by Freddie Mac and Fannie Mae on January 15, 2013 and January 16, 2013, respectively, which approvals require NMIC to continue meeting certain conditions, which include an agreement to maintain minimum capital of $150 million at NMIC and that NMIC not exceed a risk-to-capital ratio of 15:1 for its first three years. Although NMIC's capital and risk-to-capital ratio are well within these constraints, at June 30, 2014, NMIH had sufficient resources to downstream cash to either insurance subsidiary, as necessary, to comply with all commitments.
In November 2013, we completed an initial public offering of 2.4 million shares of our common stock (the "IPO") and our common stock began trading on the NASDAQ on November 8, 2013, under the symbol “NMIH.” For a further discussion see "Note 2, Common Stock Offerings."
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
Basic net loss per share is based on the weighted-average number of common shares outstanding, while diluted net loss per share is based on the weighted-average number of common shares outstanding and common stock equivalents that would be issuable upon the exercise of stock options, other stock-based compensation arrangements, and the dilutive effect of outstanding warrants. As a result of our net losses for the quarters ended June 30, 2014 and June 30, 2013, 5.9 million and 5.3 million shares of our common

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

stock equivalents that we issued as of each respective period under stock-based compensation arrangements and warrants were not included in the calculation of diluted net loss per share as of such dates because they were anti-dilutive.
Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of mortgage guaranty insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs ("DAC"). For each book year of business, these costs are amortized to income in proportion to estimated gross profits over the estimated life of the policies.  We recorded net DAC of $1.1 million at June 30, 2014 and $90.2 thousand at December 31, 2013.
Premium Deficiency Reserves
We consider whether a premium deficiency exists at each fiscal quarter using best estimate assumptions as of the testing date. Per ASC 944, a premium deficiency reserve shall be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. We have determined that no premium deficiency reserves were necessary for the quarter ended June 30, 2014 or for the year ended December 31, 2013.
Reclassifications
Certain items in the financial statements as of December 31, 2013 and for the quarter ended June 30, 2013 have been reclassified to conform to the current period's presentation. There was no effect on net income or shareholders' equity previously reported.
Subsequent Events
Effective July 1, 2014, we entered into a settlement agreement (the "Settlement Agreement") with Arch U.S. MI Services, Inc. ("Arch"), Germaine J. Marks and Truitte D. Todd, in their capacities as, respectively, Receiver and Special Deputy Receiver of PMI Mortgage Insurance Co., in Rehabilitation (collectively, the "Receiver") and PMI Mortgage Insurance Co., in Rehabilitation ("PMI"), to settle the complaint filed on August 8, 2012 by the Receiver against NMIH, NMIC and certain employees of the Company (collectively the "Defendants"), in California Superior Court, Alameda County (the “PMI Complaint”). Pursuant to the terms of an Asset Purchase Agreement, dated February 7, 2013, between Arch and PMI, PMI transferred and assigned to Arch all causes of action pursued in the PMI Complaint. Pursuant to the terms of the Settlement Agreement, the Company and its insurance carriers made a settlement payment in favor of Arch, and Arch released the Defendants from all claims alleged in the PMI Complaint. Per the settlement agreement, Arch moved to dismiss the PMI Complaint with prejudice, which the Court granted on July 28, 2014. The Company's portion of the settlement payment has been recorded in the Company's financial statements as of the quarter ended June 30, 2014.
On July 10, 2014, the Federal Housing Finance Agency (“FHFA”) released for public input the proposed Private Mortgage Insurer Eligibility Requirements (“PMIERs”). The PMIERs, when finalized and effective, establish operational, business, remedial and financial requirements applicable to private mortgage insurers that insure residential mortgages on loans owned or guaranteed by Fannie Mae and Freddie Mac. We discuss these proposed PMIERs in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Proposed PMIERs," below.
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
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of June 30, 2014	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$107,929	$29	$(650)	$107,308
Municipal bonds	12,013	54	(18)	12,049
Corporate debt securities	221,111	1,072	(1,113)	221,070
Asset-backed securities	72,763	396	(279)	72,880
Total Investments	$413,816	$1,551	$(2,060)	$413,307

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2013	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$108,067	$—	$(1,461)	$106,606
Municipal bonds	12,017	1	(85)	11,933
Corporate debt securities	221,899	157	(4,799)	217,257
Asset-backed securities	74,152	114	(974)	73,292
Total Investments	$416,135	$272	$(7,319)	$409,088

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Scheduled Maturities
The amortized cost and fair values of available for sale securities at June 30, 2014 and December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

As of June 30, 2014	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$2,674	$2,675
Due after one through five years	265,261	264,556
Due after five through ten years	57,718	57,843
Due after ten years	15,400	15,353
Asset-backed securities	72,763	72,880
Total Investments	$413,816	$413,307

As of December 31, 2013	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$—	$—
Due after one through five years	260,855	257,501
Due after five through ten years	65,687	63,440
Due after ten years	15,441	14,855
Asset-backed securities	74,152	73,292
Total Investments	$416,135	$409,088
Net Realized Investment Gains (Losses) on Investments

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Corporate debt securities	$—	$488	$—	$517
U.S. Treasury securities and obligations of U.S. government agencies	—	(16)	—	(16)
Asset-backed securities	—	(20)	—	(20)
Total Net Realized Investment Gains	$—	$452	$—	$481

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Aging of Unrealized Losses
At June 30, 2014, the investment portfolio had gross unrealized losses of $2.1 million, $2.0 million of which has been in an unrealized loss position for a period of 12 months or greater. We did not consider these securities to be other-than-temporarily impaired as of June 30, 2014. We based our conclusion that these investments were not other-than-temporarily impaired at June 30, 2014 on the following facts: (i) the unrealized losses were primarily caused by interest rate movements since the purchase date; (ii) we do not intend to sell these investments and; (iii) we do not believe that it is more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may not occur until maturity. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of June 30, 2014		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	1	$124	$—	15	$74,465	$(650)	16	$74,589	$(650)
Municipal bonds	—	—	—	1	1,732	(18)	1	1,732	(18)
Corporate debt securities	5	2,216	(6)	27	96,788	(1,107)	32	99,004	(1,113)
Assets-backed securities	2	10,757	(101)	6	27,130	(178)	8	37,887	(279)
Total Investments	8	$13,097	$(107)	49	$200,115	$(1,953)	57	$213,212	$(2,060)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2013		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	19	$106,606	$(1,461)	—	$—	$—	19	$106,606	$(1,461)
Municipal bonds	2	4,915	(85)	—	—	—	2	4,915	(85)
Corporate debt securities	47	187,714	(4,799)	—	—	—	47	187,714	(4,799)
Assets-backed securities	11	58,225	(974)	—	—	—	11	58,225	(974)
Total Investments	79	$357,460	$(7,319)	—	$—	$—	79	$357,460	$(7,319)
Net investment income is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Fixed maturities	$1,605	$1,447	$3,231	$2,012
Cash equivalents	—	—	—	2
Investment income	1,605	1,447	3,231	2,014
Investment expenses	(137)	(40)	(274)	(197)
Net Investment Income	$1,468	$1,407	$2,957	$1,817
As of June 30, 2014 and December 31, 2013, there were approximately $7.1 million and $7.0 million, respectively, of cash and investments in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
4. Fair Value of Financial Instruments
The following describes the valuation techniques used by us to determine the fair value of financial instruments held at June 30, 2014 and December 31, 2013:
We established a fair value hierarchy by prioritizing the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of June 30, 2014 and December 31, 2013:

	Fair Value Measurements Using
Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2014	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$49,911	$57,397	$—	$107,308
Municipal bonds	—	12,049	—	12,049
Corporate debt securities	—	221,070	—	221,070
Asset-backed securities	—	72,880	—	72,880
Cash and cash equivalents	34,671	—	—	34,671
Total Assets	$84,582	$363,396	$—	$447,978
Warrant liability	$—	$—	$4,552	$4,552
Total Liabilities	$—	$—	$4,552	$4,552

	Fair Value Measurements Using
Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2013	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$49,484	$57,122	$—	$106,606
Municipal bonds	—	11,933	—	11,933
Corporate debt securities	—	217,257	—	217,257
Asset-backed securities	—	73,292	—	73,292
Cash and cash equivalents	55,929	—	—	55,929
Total Assets	$105,413	$359,604	$—	$465,017
Warrant liability	$—	$—	$6,371	$6,371
Total Liabilities	$—	$—	$6,371	$6,371
The following is a roll-forward of Level 3 liabilities measured at fair value for the six months ended June 30, 2014 and the year ended December 31, 2013:

Level 3 Instruments Only	Warrant Liability
Six Months Ended June 30, 2014	(In Thousands)
Balance, January 1, 2014	$6,371
Change in fair value of warrant liability included in earnings	(1,769)
Gain on settlement of warrants	(37)
Issuance of common stock on warrant exercise	(13)
Balance, June 30, 2014	$4,552

Level 3 Instruments Only	Warrant Liability
Year Ended December 31, 2013	(In Thousands)
Balance, January 1, 2013	$4,842
Change in fair value of warrant liability included in earnings	1,529
Balance, December 31, 2013	$6,371

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We revalue the warrant liability quarterly using a Black-Scholes option-pricing model in combination with a binomial model and a Monte-Carlo simulation model used to value the pricing protection features within the warrant. As of June 30, 2014 the assumptions used in the option pricing model were as follows: a common stock price as of June 30, 2014 of $10.50, risk free interest rate of 2.02%, expected life of 6.58 years, expected volatility of 39.0%, and a dividend yield of 0%. The change in fair value is primarily attributable to a decline in the price of our common stock from December 31, 2013 to June 30, 2014.
The carrying value of other selected assets on our consolidated balance sheet approximates fair value.
5. Reserves for Insurance Claims and Claims Expenses
We establish claim reserves to recognize the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. Our method, consistent with industry practice, is to establish claim reserves only for loans in default. We have received our first notice of default ("NOD") within our primary insurance book in the second quarter of 2014 and have established a reserve for that NOD and for claims that we believe have been incurred but not reported ("IBNR") for the three and six months ended June 30, 2014. For the year ended December 31, 2013 we established no claim or IBNR reserves. Additionally, we entered into a pool insurance transaction with Fannie Mae, effective September 1, 2013. For this pool transaction, any claim reserves potentially established would be in excess of the transaction's deductible, which represents the amount of claims absorbed by Fannie Mae before we are obligated to pay any claims under the policy. Due to the size of the deductible ($10.3 million), the low level of NODs reported through June 30, 2014 and the high quality of the loans, we have not established any pool reserves for claims or IBNR for the three and six months ended June 30, 2014 or for the year ended December 31, 2013.
The following table provides a reconciliation of the beginning and ending reserve balances for insurance claims and claims expenses for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	2014	2013
	(In Thousands)
Reserve at beginning of period	$—	$—

Claims incurred:
Claims and Claims expenses incurred in respect of default notices related to:
Current year	28	—
Prior years	—	—
Total claims incurred	28	—

Claims paid:
Claims and Claims Expenses paid in respect of default notices related to:
Current year	—	—
Prior years	—	—
Total claims paid	—	—

Reserve at end of period	$28	$—

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Software and Equipment
Software and equipment includes capitalized software purchased in connection with the MAC Acquisition which had a fair value of $5.0 million at the date of acquisition, as well as software we have developed. Software and equipment, net of accumulated amortization and depreciation, as of June 30, 2014 and December 31, 2013 consist of the following:

	As of June 30,	As of December 31,
	2014	2013
	(In Thousands)
Software	$17,617	$14,140
Equipment	561	542
Leasehold improvements	904	141
Subtotal	19,082	14,823
Accumulated amortization and depreciation	(8,910)	(5,947)
Software and equipment, net	$10,172	$8,876
Amortization and depreciation expense for the three and six months ended June 30, 2014 and 2013 was $1.7 million, $3.0 million, $1.8 million and $1.8 million, respectively.
7. Intangible Assets and Goodwill
Intangible assets and goodwill consist of identifiable intangible assets and goodwill purchased in connection with the MAC Acquisition. Intangible assets and goodwill, net, as of June 30, 2014 and December 31, 2013, consist of the following:

As of June 30, 2014 and December 31, 2013	(In Thousands)	Expected Lives
Goodwill	$3,244	Indefinite
State licenses	260	Indefinite
GSE applications	130	Indefinite
Total Intangible Assets and Goodwill	$3,634
We test goodwill and intangibles for impairment in the third and fourth quarter, respectively, of every year, or more frequently if we believe indicators of impairment exist. We have not identified any impairments of goodwill or impairments of indefinite-lived intangibles as of June 30, 2014.
8. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 35%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our effective income tax rate on our pre-tax loss was 9.2% for the three months ended June 30, 2014, compared to 0.0% for the comparable 2013 period. Our effective income tax rate on our pre-tax loss was 4.4% for the six months ended June 30, 2014, compared to 0.0% for the comparable 2013 period.
The income tax benefit of $1.3 million for the six months ended June 30, 2014 is related to the tax effects of unrealized gains credited to other comprehensive income ("OCI"). Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided in ASC 740-20-45-7 when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including OCI, in the current year. The intra-period tax allocation rules related to items charged or credited directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur. As a result of a reduction in unrealized losses credited directly to OCI during the six months ended June 30, 2014, approximately $2.7 million of tax provision expense has been netted with current year unrealized gains in OCI, and $1.3 million of tax provision benefit was allocated to the income tax provision for continuing operations. Other benefits from income taxes were eliminated or reduced by the recognition of a full valuation allowance which was recorded to reflect the amount of the deferred taxes that may not be realized.
As of June 30, 2014 and December 31, 2013, we have a net deferred tax liability of $0.1 million as a result of the acquisition of indefinite-lived intangibles in the MAC Acquisition for which no benefit has been reflected in the acquired net operating loss carry forwards. The tax liability incurred at the acquisition is recorded as an increase in goodwill.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Share Based Compensation
A summary of option activity under our 2012 Stock Incentive Plan during the quarters ended June 30, 2014 and June 30, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Options outstanding at December 31, 2013	3,063	$10.31	$3.98
Options granted	710	12.28	4.95
Options exercised	(109)	10.00	3.85
Options forfeited	(64)	11.16	4.37
Options outstanding at June 30, 2014	3,600	$10.69	$4.17

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Options outstanding at December 31, 2012	2,547	$10.00	$3.86
Options granted	532	11.78	4.56
Options forfeited	(10)	10.00	3.84
Options outstanding at June 30, 2013	3,069	$10.31	$3.98
As of June 30, 2014, there were 109 thousand options exercised and 1.6 million options were fully vested and exercisable. The weighted average exercise price for the fully vested and exercisable options was $10.21. The remaining weighted average contractual life of options fully vested and exercisable as of June 30, 2014 was 7.8 years. The aggregate intrinsic value for fully vested and exercisable options was $0.7 million as of June 30, 2014. The fair value of option grants to employees is determined based on a Black-Scholes simulation model at the date of grant.
A summary of RSU activity in the plan during the six months ended June 30, 2014 and June 30, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2013	1,242	$7.75
Restricted stock units granted	359	11.60
Restricted stock units vested	(295)	8.23
Restricted stock units forfeited	(36)	9.29
Non-vested restricted stock units at June 30, 2014	1,270	$8.68

	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2012	1,429	$7.35
Restricted stock units granted	82	11.75
Restricted stock units vested	(262)	6.79
Restricted stock units forfeited	—	—
Non-vested restricted stock units at June 30, 2013	1,249	$7.76
At June 30, 2014, the 1.3 million shares of non-vested RSUs consisted of 0.5 million shares that are subject to both a market and service condition and 0.8 million shares that are subject only to service conditions. The non-vested RSUs subject to both a market

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and service condition vest in one-half increments upon the achievement of certain market price goals and continued service. Non-vested RSUs subject only to a service condition vest over a service period ranging from 1 to 3 years. The fair value of RSUs subject to market and service conditions is determined based on a Monte Carlo simulation model at the date of grant. The fair value of RSUs subject only to service conditions are valued at our stock price on the date of grant less the present value of anticipated dividends, which is $0.
On May 8, 2014 we held our annual shareholder meeting. Our shareholders voted to approve our 2014 Omnibus Incentive Plan, which authorizes us to make 4 million shares of our class A common stock available for grant. These shares may be either authorized but unissued shares or treasury shares.
10. Warrants
We issued 992.0 thousand warrants, to FBR and the former stockholders of MAC Financial Ltd., upon the completion of our Private Placement and in conjunction with the MAC Acquisition, respectively. Each warrant gave the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million.
Upon exercise of these warrants, the amounts will be reclassified from warrant liability to additional paid-in capital. During the first quarter of 2014, 7.8 thousand warrants were exercised and we issued 1.1 thousand Class A common shares via a cashless exercise. Upon exercise we reclassified the fair value of the warrants from warrant liability to additional paid in capital and recognized a gain of approximately $37 thousand.
We account for these warrants to purchase our common shares in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity.
11. Litigation
On August 8, 2012, the Receiver of PMI filed the PMI Complaint against NMIH, NMIC and certain employees of the Company in California Superior Court, Alameda County. Effective July 1, 2014, we entered into a settlement agreement to settle the PMI Complaint. See Note 1, Organization and Basis of Presentation, Subsequent Events.
12. Statutory Information
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
NMIC and Re One's combined statutory net loss, statutory surplus and contingency reserve as of and for the six months ended June 30, 2014 and for the year ended December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
	(In Thousands)
Statutory net loss	$(24,637)	$(33,307)
Statutory surplus	185,061	189,698
Contingency reserve	4,312	2,314
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Certain states limit the amount of risk a mortgage guaranty insurer may retain on a single loan to 25% of the indebtedness to the insured and as a result the portion of such insurance in excess of 25% must be reinsured. NMIC and Re One have entered into a primary excess share reinsurance agreement effective August 1, 2012 and a facultative pool reinsurance agreement effective September 1, 2013, under which NMIC cedes premiums, loss reserves and claims to Re One on an excess share basis for any primary or pool policy which offers coverage greater than 25% on any loan insured thereunder. NMIC will use reinsurance provided by Re One solely for purposes of compliance with statutory coverage limits. Currently, NMIC has no other reinsurance agreements. During April 2013, NMIC wrote its first mortgage insurance policies and ceded premium and risk to Re One the following month.
As of June 30, 2013, NMIC had six policies in force totaling approximately $257 thousand of RIF, resulting in a non-meaningful RTC ratio. As of June 30, 2014, NMIC had $314 million in total risk-in-force with a RTC ratio that was less than 2:1, significantly below the GSE and state imposed financial requirements. The risk-to-capital calculation for each of our insurance subsidiaries, as well as our combined risk-to-capital calculation, as of June 30, 2014, is presented below.

As of June 30, 2014	NMIC	Re One	Combined
	(In Thousands)
Primary risk-in-force
Direct	$220,949	$—	$220,949
Assumed	—	17,969	17,969
Ceded	(17,969)	—	(17,969)
Total primary risk-in-force	202,980	17,969	220,949
Pool risk-in-force (1)
Direct	93,090	—	93,090
Assumed	—	25,163	25,163
Ceded	(25,163)	—	(25,163)
Total pool risk-in-force	67,927	25,163	93,090
Total risk-in-force	270,907	43,132	314,039

Statutory policyholders' surplus	175,784	9,277	185,061
Statutory contingency reserve	3,604	708	4,312
Total statutory policyholders' position	$179,388	$9,985	$189,373

Risk-to-Capital (2)	1.5:1	4.3:1	1.7:1

(1)	Pool risk-in-force as shown in the table above is equal to the aggregate stop loss less a deductible.

(2)
Represents total risk-in-force divided by statutory policyholders' position which is the metric by which the majority of state insurance regulators will assess our capital adequacy. Additionally, pursuant to the 2013 Fannie Mae pool agreement, we are required to maintain the greater of (a) the risk-to-capital requirements outlined in Fannie Mae's January 2013 approval letter or (b) a risk-to-capital ratio of 18:1 on primary business plus statutory capital equal to the amount of net risk-in-force of the pool.

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Overview
NMI Holdings, Inc. ("NMIH" or the "Company") was formed in May 2011 and, through its subsidiaries, provides private mortgage guaranty insurance (which we refer to as "mortgage insurance" or "MI"). As used in this report, "we" and "our" refer to NMIH's consolidated operations. Our primary insurance subsidiary, National Mortgage Insurance Corporation ("NMIC"), is a qualified MI provider on loans purchased by Fannie Mae and Freddie Mac (collectively the “GSEs”) and is currently licensed in all 50 states and D.C. to issue mortgage guaranty insurance. Our reinsurance subsidiary, National Mortgage Reinsurance Inc One (“Re One”), solely provides reinsurance to NMIC on certain loans insured by NMIC, as described in Note 12, Statutory Information, above. On November 8, 2013, we filed a final prospectus announcing the sale of approximately 2.1 million shares of common stock through our IPO. Following our IPO, and to meet our obligations under the Registration Rights Agreement, we filed a final prospectus on December 9, 2013 registering 51,101,434 Class A common shares that had previously been issued during our Private Placement.
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
Following our formation, we focused our efforts on organizational development, capital raising and other start-up related activities. Our efforts to build our MI business have included, among other things, securing GSE approval, obtaining insurance licenses in all 50 states and D.C., building an executive management team and hiring other key officers and directors and staff, building our operating processes, and designing and developing our business and technology applications and environment and infrastructure. In 2014, we continue to make progress achieving our goals, through the addition of new customers and the attainment of our goal of becoming licensed nationwide by obtaining a certificate of authority in Wyoming in April 2014. Since we began writing MI in April 2013, we have become a fully operational MI company, with $939.8 million of primary IIF and $4.9 billion of pool IIF as of June 30, 2014 compared to $161.7 million of primary IIF and $5.1 billion of pool IIF as of December 31, 2013. As of June 30, 2014, the Company had primary RIF of $220.9 million compared to primary RIF of $36.5 million as of December 31, 2013. Pool RIF as of June 30, 2014 and December 31, 2013 was $93.1 million.

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
On July 10, 2014, the FHFA released for public input the proposed PMIERs. The draft PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by Fannie Mae and Freddie Mac. We believe that the proposed eligibility requirements for private mortgage insurers will help restore confidence in an industry affected by the recent housing crisis. We also believe a strong and financially sustainable private mortgage insurance industry is a key component of a healthy residential mortgage market and that NMIC is well positioned under the PMIERs to continue to serve the growing demand for private MI and to fully comply with the new financial requirements within the transition time period, which is described below.
Our headquarters are located in Emeryville, California and our website is www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
Conditions and Trends Impacting Our Business
We discuss below the following conditions and trends that have impacted or are expected to impact our business.
•Customer Development
•New Insurance Written, Insurance in Force and Risk in Force
•Consolidated Results of Operations
•Holding Company Liquidity and Capital Resources
•Capital Position of Our Insurance Subsidiaries
•Consolidated Investment Portfolio and Other Factors that Impact Our Consolidated Results
•Proposed PMIERs
•GSE Approval Conditions and GSE Reform
•Competition
•Other Items
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
We define National Accounts as the most significant residential mortgage originators as determined by volume of their own originations as well as volume of insured business they may acquire from other originators. These National Accounts generally originate loans through their retail channels as well as purchase loans originated by other entities, primarily mortgage originators who we would classify as Regional Accounts, as described below. National Accounts may sell their loans to the GSEs or private label secondary markets or securitize the loans themselves. We currently classify approximately 40 mortgage originators and/or aggregators as National Accounts. During the six months ended June 30, 2014, six of these National Accounts generated NIW, and as of June 30, 2014, we had approved master policies with 22 National Accounts. We continue to make progress with the remaining National Accounts.
The Regional Accounts originate mortgage loans on a local or regional level throughout the country. Some of these Regional Accounts have origination platforms across multiple regions; however, their primary lending focus is local. They sell the majority of their originations to National Accounts, but Regional Accounts may also retain loans in their portfolios or sell portions of their production directly to the GSEs. During the six months ended June 30, 2014, 96 of these Regional Accounts generated NIW, and as of June 30, 2014, we had approved master policies with 543 of these Regional Accounts. We believe we continue to make progress with the remaining Regional Accounts.
The tables below show the number of customers with approved master policies and the number of those customers generating NIW, by National and Regional Accounts, for the last five completed fiscal quarters.

Additionally, we have made significant progress in our efforts to increase our correspondent approvals and our access to regional accounts.
*Top Residential Correspondent Lenders in Q1 2014 as defined by National Mortgage News. As of March 31, 2014 there were 39 lenders on the list.
New Insurance Written, Insurance in Force and Risk in Force
NMIC began writing MI in April 2013. Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which each loan in a portfolio of loans is individually insured in a single, bulk transaction. MI may also be written in a pool policy, where a group of loans (or pool) are insured under a single contract. Pool insurance may have a stated aggregate loss limit for a pool of loans and may also have a deductible under which no losses are paid by the insurer until losses on the pool of loans exceed the deductible.
During the quarter ended June 30, 2014, we had primary NIW of $429.9 million, compared to primary NIW of $354.3 million during the quarter ended March 31, 2014. We have not written any new pool insurance in 2014. Our total NIW of $5.3 billion for the year ended December 31, 2013 consisted almost entirely of pool insurance written under our Fannie Mae pool agreement, which comprised $5.2 billion of the total NIW.
As of June 30, 2014, NMIC had primary IIF of $939.8 million and pool IIF of $4.9 billion and total RIF of $314.0 million, consisting of $220.9 million of primary RIF, representing insurance on 3,865 loans, and pool RIF of $93.1 million, representing insurance on approximately 21,000 loans. As of December 31, 2013, NMIC had primary IIF of $161.7 million and pool IIF of $5.1 billion and total RIF of $129.6 million, consisting of primary RIF of $36.5 million and pool RIF of $93.1 million. We expect NMIC's primary IIF and RIF to significantly increase over the coming months as our operations continue to mature.
Fannie Mae Pool Transaction
Effective September 1, 2013, NMIC entered into an agreement with Fannie Mae, pursuant to which NMIC initially insured approximately 22,000 loans with IIF of $5.2 billion (as of September 1, 2013).  We receive monthly premiums from Fannie Mae for this transaction, which are recorded as written and earned in the month received. The agreement has a term of 10 years from September 1, 2013, the coverage effective date.

The RIF to NMIC is $93.1 million, which represents the difference between a deductible payable by Fannie Mae on initial losses and a stop loss, above which, losses are borne by Fannie Mae. NMIC provides this same level of risk coverage over the term of the agreement. We are bound to counter-party requirements contained in the agreement that specify the amount of capital NMIC will need to maintain to support the agreement until the new PMIERs are effective, which we discuss below in "Proposed PMIERs." The capital we are required to maintain under the pool agreement is specified as the greater of the following:

a.	the amount of required capital specified in our January 2013 approval letter from Fannie Mae ($150 million); or

b.	the sum of:

i.	5.6% of net primary RIF, plus;

ii.	for pool insurance, the lesser of

1.	5.6% of the RIF under the pool transaction, based upon loan level coverage, before application of the aggregate stop loss and deductible, or;

2.	the aggregate stop loss amount, net of any deductible, for the pool transaction.
Although the agreement currently requires that NMIC hold at least $150 million of capital in total to support both pool and primary risk, the capital we are required to maintain under this agreement just to support the pool risk (under b.ii.) will decline over the 10-year term of the agreement as the loans in the pool amortize or as loans pay off. The amount calculated under ii.2. is equivalent to $93.1 million and remains the same over the term of the transaction. The current loan level RIF of the pool, as of June 30, 2014, is $1.69 billion, which, when multiplied by 5.6% per the calculation under b.ii.1, produces a capital requirement of $94.7 million. We expect that as the loans in the pool amortize or as loans payoff, the capital required in b.ii.1 will decline below the $93.1 million, which is constant and set at the effective date of the transaction, and as a result we will be required to hold a declining amount of capital against this transaction. If the draft PMIERs (discussed below) were put into place today, we expect that the amount of capital we would have to hold to support this particular pool transaction would be $44.1 million, a significant reduction from the current capital requirement under b.ii above.

Insurance Portfolio
We utilize certain risk principles that form the basis of how we originate primary NIW. First, we manage our portfolio credit risk by using several loan eligibility matrices which prescribe the maximum loan-to-value ("LTV") ratio, minimum borrower credit score, maximum loan size, property type and occupancy status of loans that we will insure. Our loan eligibility matrices, as well as all of our detailed underwriting guidelines, are contained in our Underwriting Guideline Manual that is publicly available on our website. Our eligibility criteria and underwriting guidelines are designed to mitigate the layered risk inherent in a single insurance policy. "Layered risk" refers to the accumulation of borrower, loan risk and property risk. For example, we have higher credit score and lower maximum allowed LTV requirements for riskier property types, such as investor properties, compared to owner-occupied properties.
Another tool we use to manage our credit risk is to underwrite every loan we insure, including loans submitted through our delegated channel. We believe the prevailing standard of other companies in the MI industry has been to conduct partial quality assurance testing of delegated underwritten loans. We believe the industry's practice has exacerbated the negative impact of the recent mortgage crisis on legacy mortgage insurers because their partial quality control reviews did not adequately prevent the issuance of mortgage insurance through their delegated channels on ineligible, poor quality loans. Our pricing policies also help mitigate credit risk in the form of higher premium rates for loan features or borrower characteristics associated with historically higher default rates.
We monitor the concentrations of the various risk attributes in our insurance portfolio. Our NIW and risk written for the quarter ended June 30, 2014 was made up of approximately 67% and 66%, respectively, of credit scores at or above 740. Generally, insuring loans made to borrowers with higher credit scores tends to result in a lower frequency of claims. Additionally, as of June 30, 2014, we believe our insurance portfolio is comprised of loans that are full documentation loans, and less than 1% of our RIF is above 95% LTV. As we continue to increase our insurance writings, we expect to continue to seek out and insure high credit quality mortgages. Since we recently began writing MI in April 2013, our portfolio does not yet reflect our expected distribution of LTVs, borrower credit scores, loan sizes, property types and occupancy statuses of loans that we expect to insure, as well as the concentrations within states and metropolitan statistical areas ("MSAs"). We believe we will move toward our expected distribution of these risk attributes in our insurance portfolio as we continue to write more business.

Overview of NIW, IIF and RIF
A significant portion of our NIW in the first six months of 2014 was comprised of single premium policies. Our single premium polices are currently written in two ways: single premium policies written on a loan by loan basis (“Single”) and single premium policies written on loans aggregated and delivered by the lender in a single transaction (“Aggregated Single”). Prior to writing Aggregated Single policies, the lender solicits single premium bids from us and other private MI companies. Because of the lower acquisition cost, the competitive bidding process and traditionally higher FICO scores associated with these policies, Aggregated Single policies have a lower premium than our Single premium policies.
While our single premium policies (including Single and Aggregated Single) currently represent the majority of our NIW and IIF, we expect the mix of our policy type to change meaningfully in future quarters with an increasing percentage of monthly premium policies. Our current long term expectation is for our total single premium polices (including Single and Aggregated Single) to collectively represent ten to twenty percent of our NIW and IIF as we expand our customer base and our business develops.
The tables on the following pages provide information on our current IIF by different metrics for the periods presented, including weighted average premiums (in basis points), FICO distributions, LTVs, premiums written and earned, average loan sizes and geographic distribution.
The table below shows NIW, IIF, RIF, policies in force, the weighted-average coverage, loans in default and the risk in force on that defaulted loan, by quarter, for the last four quarters, for our primary book.

Primary	Quarter Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(Dollars in Thousands)
New insurance written	$429,944	$354,313	$157,568	$3,560
Insurance in force (end of period)	$939,753	$514,796	$161,731	$4,604
Risk in force (end of period)	$220,949	$115,467	$36,516	$1,196
Policies in force (end of period)	3,865	2,072	653	22
Weighted-average coverage (1)	23.5%	22.4%	22.6%	26.0%
Loans in default (count)	1	—	—	—
Risk in force on defaulted loans	$100	$—	$—	$—

(1)	End of period RIF divided by IIF.

The table below shows primary and pool IIF, NIW and premiums written and earned by policy type.

Primary and Pool
	As of and for the quarter ended June 30, 2014				As of and for the quarter ended March 31, 2014
	IIF	NIW	Premiums Written	Premiums Earned	IIF	NIW	Premiums Written	Premiums Earned
	(In Thousands)
Monthly	$277,490	$206,767	$301	$301	$73,734	$50,136	$99	$99
Single	125,056	97,037	2,086	224	28,020	26,518	535	56
Aggregated Single	537,207	126,140	1,292	196	413,042	277,659	3,150	355
Total Primary	939,753	429,944	3,679	721	514,796	354,313	3,784	510

Pool	4,936,751	—	1,372	1,372	5,028,677	—	1,394	1,394
Total	$5,876,504	$429,944	$5,051	$2,093	$5,543,473	$354,313	$5,178	$1,904

	As of and for the quarter ended December 31, 2013				As of and for the quarter ended September 30, 2013
	IIF	NIW	Premiums Written	Premiums Earned	IIF	NIW	Premiums Written	Premiums Earned
	(In Thousands)
Monthly	$24,558	$20,395	$25	$25	$4,604	$3,560	$6	$6
Single	1,790	1,790	47	7	—	—	—	—
Aggregated Single	135,383	135,383	1,572	166	—	—	—	—
Total Primary	161,731	157,568	1,644	198	4,604	3,560	6	6

Pool	5,089,517	—	1,414	1,414	5,171,664	5,171,664	476	476
Total	$5,251,248	$157,568	$3,058	$1,612	$5,176,268	$5,175,224	$482	$482
The tables below show the initial weighted average premium, in basis points, the weighted average FICO and the weighted average LTV, by policy type, for the quarter in which the policy was originated.

Weighted Average Premium
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(Shown in Basis Points)
Monthly	58	56	64	66
Single	215	205	251	—
Aggregated Single	102	113	116	—

Weighted Average FICO
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Monthly	747	749	747	762
Single	746	752	735	—
Aggregated Single	758	759	759	—

Weighted Average LTV
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Monthly	93%	92%	93%	92%
Single	93	92	92	—
Aggregated Single	90	90	90	—

The table below reflects our total NIW, IIF and RIF by FICO as of June 30, 2014.

Total Portfolio	NIW		IIF		RIF
	(Dollars in Thousands)
	As of June 30, 2014
>= 740	$4,828,040	78.9%	$4,637,903	78.9%	$221,984	70.7%
680 - 739	1,118,164	18.3	1,076,146	18.3	84,266	26.8
620 - 679	171,889	2.8	162,455	2.8	7,789	2.5
<= 619	—	—	—	—	—	—
Total	$6,118,093	100.0%	$5,876,504	100.0%	$314,039	100.0%
The table below reflects our primary NIW, IIF and RIF by FICO for the 2014 and 2013 books as of June 30, 2014.

Primary - 2014 Book	NIW		IIF		RIF
	(Dollars in Thousands)
	As of June 30, 2014
>= 740	$527,289	67.2%	$523,941	67.2%	$121,540	65.7%
680 - 739	238,307	30.4	237,685	30.5	58,656	31.7
620 - 679	18,661	2.4	18,492	2.3	4,796	2.6
<= 619	—	—	—	—	—	—
Total	$784,257	100.0%	$780,118	100.0%	$184,992	100.0%

Primary - 2013 Book	NIW *		IIF		RIF
	(Dollars in Thousands)
	As of June 30, 2014
>= 740	$113,907	70.2%	$113,207	70.9%	$25,168	70.0%
680 - 739	47,102	29.0	45,420	28.5	10,516	29.2
620 - 679	1,163	0.8	1,008	0.6	273	0.8
<= 619	—	—	—	—	—	—
Total	$162,172	100.0%	$159,635	100.0%	$35,957	100.0%
The table below reflects our pool NIW, IIF and RIF by FICO for the 2013 book as of June 30, 2014.

Pool - 2013 Book	NIW *		IIF		RIF
	(Dollars in Thousands)
	As of June 30, 2014
>= 740	$4,186,844	81.0%	$4,000,755	81.0%	$75,276	80.9%
680 - 739	832,755	16.1	793,041	16.1	15,094	16.2
620 - 679	152,065	2.9	142,955	2.9	2,720	2.9
<= 619	—	—	—	—	—	—
Total	$5,171,664	100.0%	$4,936,751	100.0%	$93,090	100.0%

*	Represents total NIW for the year ended December 31, 2013.

The tables below reflect our average primary loan size by FICO and the percentage of our RIF by loan type.

	June 30, 2014	December 31, 2013
Average Primary Loan Size by FICO	(In Thousands)
>= 740	$247	$253
680 - 739	236	237
620 - 679	222	194
<= 619	—	—

Percentage of RIF by Loan Type	Primary	Pool
As of June 30, 2014
Fixed	92.7%	100.0%
Adjustable rate mortgages:
Less than five years	0.2	—
Five years and longer	7.1	—
Total	100.0%	100.0%
The following chart reflects our RIF by LTV ratio. We calculate the LTV ratio of a loan as a percentage of the original loan amount to the original value of the property securing the loan. In general, the lower the LTV ratio the lower the likelihood of a default, and for loans that default, a lower LTV ratio generally results in a lower severity for any claim, as the borrower has a higher amount of equity in the property.

Total RIF by LTV	Primary			Pool
	RIF	% of Total LTV	Policy Count	RIF	% of Total LTV	Policy Count
As of June 30, 2014	(Dollars in Thousands)
95.01% and above	$1,014	0.5%	15	$—	—%	—
90.01% to 95.00%	115,061	52.1	1,737	—	—	—
85.01% to 90.00%	84,790	38.4	1,394	—	—	—
80.01% to 85.00%	20,084	9.0	719	—	—	—
80.00% and below	—	—	—	93,090	100.0	21,265
Total RIF	$220,949	100.0%	3,865	$93,090	100.0%	21,265

The following charts show the distribution by state of our IIF and RIF, for both primary and pool insurance. We expect to maintain a diverse insurance portfolio, and we will carefully monitor and manage our exposure to risk written in any one state, in both our primary and pool writings. As of June 30, 2014, our IIF and RIF is more heavily concentrated in California, primarily as a result of the acquisition of new customers. With these new customers, we have placed our MI on a higher proportion of mortgage loans originated in California. The distribution of risk across the states as of the quarter ended June 30, 2014 is not necessarily representative of the geographic distribution we expect in the future. With our expectations that we will add a significant number of new customers as we grow and receive greater allocations of business from our existing customers, we believe we will have more flexibility to manage our state concentration levels. We expect that our insurance origination mix by state will be consistent with the overall distribution of mortgage originations in the United States that require mortgage insurance.

Top 10 Primary IIF and RIF by State		IIF	RIF
As of June 30, 2014
1.	California	21.3%	21.3%
2.	Texas	4.7	4.8
3.	Virginia	4.6	4.4
4.	Michigan	4.4	4.4
5.	Florida	4.1	4.3
6.	New Jersey	3.7	3.4
7.	Georgia	3.6	3.7
8.	Colorado	3.4	3.5
9.	Arizona	3.4	3.4
10.	North Carolina	3.3	3.5
	Total	56.5%	56.7%

Top 10 Pool IIF and RIF by State		IIF	RIF
As of June 30, 2014
1.	California	28.6%	28.0%
2.	Texas	5.4	5.5
3.	Colorado	3.9	3.9
4.	Washington	3.9	3.9
5.	Massachusetts	3.7	3.6
6.	Illinois	3.7	3.7
7.	Virginia	3.7	3.7
8.	New York	2.9	2.9
9.	Florida	2.8	2.8
10.	New Jersey	2.7	2.7
	Total	61.3%	60.7%

Consolidated Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	(In Thousands, except for share data)
Premiums written
Direct	$5,051	$1	$10,229	$1
Net premiums written	5,051	1	10,229	1
Increase in unearned premiums	(2,958)	—	(6,232)	—
Net premiums earned	2,093	1	3,997	1
Net investment income	1,468	1,407	2,957	1,817
Net realized investment gains	—	452	—	481
Gain (loss) from change in fair value of warrant liability	952	(1,114)	1,769	(1,080)
Gain from settlement of warrants	—	—	37	—
Total Revenues	4,513	746	8,760	1,219
Expenses
Insurance claims and claims expenses	28	—	28	—
Amortization of deferred policy acquisition costs	42	—	61	—
Other underwriting and operating expenses	18,595	17,020	37,877	29,445
Total Expenses	18,665	17,020	37,966	29,445
Loss before income taxes	(14,152)	(16,274)	(29,206)	(28,226)
Income tax benefit	(1,297)	—	(1,297)	—
Net Loss	(12,855)	(16,274)	(27,909)	(28,226)

	June 30, 2014	December 31, 2013
	(In Thousands)
Total investment portfolio	$413,307	$409,088
Cash and cash equivalents	34,671	55,929
Deferred policy acquisition costs, net	1,051	90
Software and equipment, net	10,172	8,876
Other assets	6,962	7,236
Total Assets	$466,163	$481,219
Reserve for insurance claims and claims expenses	$28	$—
Accounts payable and accrued expenses	8,494	10,052
Unearned premiums	7,679	1,446
Warrant liability	4,552	6,371
Current tax payable	1,367	—
Other liabilities	133	133
Total Liabilities	22,253	18,002
Total Shareholders' Equity	443,910	463,217
Total Liabilities and Shareholders' Equity	$466,163	$481,219

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
For the six months ended June 30, 2014, we had net premiums written of $10.2 million compared to net premiums written of $1 thousand for the six months ended June 30, 2013. For the three months ended June 30, 2014, we had net premiums written of $5.1 million compared to net premiums written of $1 thousand for the three months ended June 30, 2013. The principal driver of the increase in premiums written was the continued growth of our NIW since we began writing business in April 2013 and the significant development of our customer base.
For the quarter ended June 30, 2014, we had net premiums written of $5.1 million and net premiums earned of $2.1 million compared to net premiums written of $5.2 million and net premiums earned of $1.9 million for the quarter ended March 31, 2014. For the quarter ended June 30, 2014, we had net monthly premiums written and earned of $301.6 thousand compared to $99.0 thousand for the quarter ended March 31, 2014. We had net single premiums written and earned of $3.4 million and $0.4 million, respectively, for the quarter ended June 30, 2014 compared to net single premiums written and earned of $3.7 million and $0.4 million, respectively, for the quarter ended March 31, 2014. Net pool premiums written and earned of $1.4 million was flat quarter over quarter. We have not written any annual premiums through June 30, 2014. Despite higher NIW and premiums earned in the second quarter of 2014, premiums written were down slightly from the first quarter of 2014, because of lower single premium business.
As of June 30, 2014, we had 3,865 primary policies in force and approximately 21,000 certificates in force in our pool transaction compared to 653 primary policies in force and approximately 22,000 certificates in force in our pool transaction as of December 31, 2013.
We have incurred significant net operating losses since our inception. Our net losses were $27.9 million and $28.2 million for the six months ended June 30, 2014 and 2013, respectively. The primary drivers of the decrease in net losses between periods were the increase in premiums earned, the increase in net investment income, and a decrease in our warrant liability, offset by the continued hiring of management and staff personnel and external and professional costs. Premiums increased as we have added new customers and existing customers have allocated more business to us. We began investing our cash during the first quarter of 2013 and continued to invest and rebalance our portfolio into the second and third quarters of 2013. As a result, our net investment income was lower for the six months ended June 30, 2013 compared to the six months ended June 30, 2014. Our warrant liability decreased as a result of a decline in our stock price. Our net operating losses for the three months ended June 30, 2014 and 2013, respectively, were $12.9 million and $16.3 million, and are as a result of the same drivers for the six months ended.
Additionally, we entered into a two-year lease in July 2012 for our principal location of operations and in October 2013, extended the terms of this lease through October 31, 2017.

Our total other underwriting and operating expenses for the six months ended June 30, 2014 were $37.9 million compared to $29.4 million for the six months ended June 30, 2013, driven primarily by expanding operations and the hiring of personnel. The following are the components of our other underwriting and operating expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In Thousands)
Payroll and related	$8,754	$7,460	$18,947	$13,589
Share-based compensation	2,370	3,846	4,701	6,859
Contract and professional services	3,270	2,029	6,913	3,622
Technology service expenses	1,005	1,147	2,080	2,043
Depreciation and amortization expenses	1,661	1,788	2,975	1,847
Other expenses	1,535	750	2,261	1,485
Total Other Underwriting and Operating Expenses	$18,595	$17,020	$37,877	$29,445
Employee compensation represents the majority of our operating expense, which includes both cash and share-based compensation. Our payroll and related expense was $18.9 million for the six months ended June 30, 2014 and $13.6 million for the six month period ended June 30, 2013. As part of our compensation plan, certain employees were granted stock options and RSUs under our 2012 Stock Incentive Plan. Our share-based compensation expense was $4.7 million for the six months ended June 30, 2014 and $6.9 million for the six month period ended June 30, 2013. The majority of our stock options and RSUs were awarded during 2012, with fewer awards in 2013 and 2014. The expense related to the 2012 grants is decreasing as the awards near their vesting term. Additionally, the expense from the 2012 grants has not been offset to the same degree by the expense related to the 2013 and 2014 grants, causing the overall share-based compensation expenses to decrease year over year. We account for our stock options and RSUs under the Financial Accounting Standards Board Accounting Standards Codification ("ASC") No. 718, Compensation — Stock Compensation (“ASC 718”), which requires all compensation expense from share-based payments to be measured and recognized in the financial statements at their grant date fair values. Our payroll and related expense was $8.8 million for the three months ended June 30, 2014 and $7.5 million for the three months ended June 30, 2013. The increase was driven by the addition of new employees.
Our contract and professional services expense increased from $3.6 million for the six months ended June 30, 2013 to $6.9 million for the six months ended June 30, 2014, largely as a result of legal expenses and settlement costs associated with the PMI litigation. See Part II, Item 1. "Legal Proceedings." Our depreciation and amortization expense increased to $3.0 million for the six months ended June 30, 2014 compared to $1.8 million for the six months ended June 30, 2013, primarily from the continued development of our technology platform which has resulted in placing more assets into service and depreciating those assets accordingly.
Our total assets, comprised largely of cash and investments, were $466.2 million at June 30, 2014 compared to total assets of $481.2 million at December 31, 2013. The reduction in 2014 compared to 2013 was driven by operating costs, partially offset by proceeds from our IPO and premium income.
Our accounts payable and accrued expenses were $8.5 million as of June 30, 2014 and $10.1 million at December 31, 2013. The decrease at June 30, 2014 was comprised primarily of accrued bonuses and accrued expenses which were paid during the first and second quarters of 2014.
As of June 30, 2014, we had approximately $448 million in cash and investments of which $239 million was held at NMIH. As of June 30, 2014, the amount of restricted net assets held by our consolidated insurance subsidiaries totaled approximately $194 million of our consolidated net assets of approximately $444 million.

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	For the Six Months Ended June 30,
	2014	2013
Net Cash (Used in) Provided by:	(In Thousands)
Operating Activities	$(18,025)	$(22,939)
Investing Activities	(3,247)	(435,398)
Financing Activities	14	(1,578)
Net (Decrease) Increase in Cash and Cash Equivalents	$(21,258)	$(459,915)
Cash used in operating activities for the six months ended June 30, 2014 was lower compared to the same period in 2013 due primarily to the collection of premiums offset by the continued hiring of management and staff personnel and professional costs incurred in conjunction with litigation support, which was partially offset by payments received from insurance carriers related to litigation costs incurred.
Cash used in investing activities for the six months ended June 30, 2014 was lower compared to the same period in 2013 as a result primarily of investing our cash holdings in fixed income securities in the first quarter of 2013. We had very little movement in our investment portfolio during the first half of 2014, as during 2013, we balanced and optimized our portfolio consistent with our investment policy.
Cash from financing activities for the six months ended June 30, 2014 consisted primarily of taxes paid related to the net share settlement of equity awards offset by the proceeds from option exercises. During the same period in 2013, cash flows from financing also consisted primarily of taxes paid related to the net share settlement of equity awards.
We expect that cash and investments and projected cash flows from operations will provide us with sufficient liquidity to fund our anticipated growth by providing capital to increase our insurance company surplus as well as for payment of operating expenses through 2015, at which point we currently expect to consider various capital options. We anticipate that as our IIF grows, the premium revenue we receive will increase. We expect to manage our fixed operating expenses so that they grow at a much slower rate than sales over the coming years. Following 2014, as we anticipate an increase in our volume of MI business, we expect to see our costs increase primarily within underwriting and sales; however, we expect to see only marginal increases in what we consider our corporate related costs (i.e., management, finance, legal, risk and information technology) as these areas of the business were required to be in place before we could generate significant revenue. We believe we have in place the majority of our fixed infrastructure that will allow us to successfully service our existing business and as we grow we expect only marginal increases in this infrastructure. We may choose to generate additional liquidity through the issuance of a combination of debt or equity securities, as well as consider our reinsurance options.
Holding Company Liquidity and Capital Resources
NMIH serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. NMIH's principal liquidity demands include funds for: (i) payment of certain corporate expenses and reimbursable expenses of its insurance subsidiaries; (ii) capital support for its insurance subsidiaries; (iii) potential payments to the IRS; and (iv) the payment of dividends, if any, on its common stock.
NMIH's future capital requirements depend on many factors, including NMIC's ability to successfully write new business and establish premium rates at levels sufficient to cover claims and operating costs. To the extent that the funds generated by our ongoing operations and capitalization are insufficient to fund future operating requirements, we may need to raise additional funds through financing activities or curtail our growth and reduce our expenses.
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
Our MI companies' principal operating sources of liquidity are premiums that we receive from policies and income generated by our investment portfolio. Our MI companies' primary liquidity needs include the payment of claims on our MI policies, operating expenses, investment expenses and other costs of our business.
NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as NMIH, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation's capital surplus or (subject to certain limitations) recent net profits. As of June 30, 2014, NMIH's shareholders' equity was approximately $444 million.
Capital Position of Our Insurance Subsidiaries
In addition to the requirement that NMIC adhere to certain minimum capital requirements, as described in Note 12, Statutory Information, NMIC is also subject to state regulatory minimum capital requirements based on its insured RIF. While formulations of this minimum capital may vary in each jurisdiction, the most common measure allows for a maximum permitted risk-to-capital ratio of 25 to 1. As a new entrant to the MI business, our insurance writings to date have been minimal compared to the volume of insurance we expect to write as our business grows in the near future.
As of June 30, 2014, NMIC's primary RIF was approximately $220.9 million representing insurance on a total of 3,865 policies in force and pool risk-in-force was approximately $93.1 million representing insurance on a total of approximately 21,000 loans. Based on NMIC's reported total statutory capital of $179 million at June 30, 2014, NMIC's risk-to-capital ratio was 1.5:1, significantly below the contractual and regulatory maximum risk-to-capital thresholds. As our insurance writings grow and our RIF increases, our risk-to-capital ratio will increase and NMIC's risk-to-capital metrics will become more important to an evaluation of its compliance with all of the capital requirements to which it is subject. The GSEs and state insurance regulators are currently examining their respective capital requirements to determine whether in light of the recent financial crisis, changes are needed to more accurately assess mortgage insurers' ability to withstand stressful economic conditions. As discussed below under -Proposed PMIERs, the FHFA recently announced updated GSE mortgage insurer eligibility requirements that include new financial requirements. These new financial requirements prescribe a risk-based capital methodology whereby the amount of capital required to be held against each insured loan is determined based on certain risk characteristics, such as FICO, vintage (year of origination), performing vs. non-performing, LTV and other risk features. Based on this, a capital charge is calculated, whereas the state and GSE-imposed risk-to-capital ratio requirements do not distinguish between the type or quality of the risk. As a result, we believe the proposed PMIERs provide a more sound formulation of capital that needs to be held to support an MI's current risk-in-force. For more discussion, see "- Proposed PMIERs," below.
The NAIC has formed a working group to explore, among other things, whether certain states' statutory capital requirements applicable to mortgage insurers should be overhauled. We, along with other MI companies are working with the Mortgage Guaranty Insurance Working Group of the Financial Condition (E) Committee of the NAIC. The Working Group will determine and make a recommendation to the Financial Condition (E) Committee of the NAIC as to what changes, if any, the Working Group believes are necessary to the solvency regulation for MI companies, including changes to the Mortgage Guaranty Insurers Model Act (Model #630). We have provided feedback to the Working Group since early 2013, and we support more robust capital standards and continue to advocate for a strong capital model. The discussions are ongoing and the ultimate outcome of these discussions and any potential actions taken by the NAIC cannot be predicted at this time. However, given our current strong capital position and having no exposure to risk written in the 2005 through 2008 book years (which we consider to be some of the poorest performing books of business ever written by the MI industry), we believe that NMIC will be well positioned to comply with new capital requirements proposed by the NAIC.
Consolidated Investment Portfolio and Other Factors That Impact Our Consolidated Results
Our net investment income for the six months ended June 30, 2014 was $3.0 million compared to $1.8 million for the six months ended June 30, 2013. During the first quarter of 2013, we began investing our cash holdings in fixed income securities which provide a higher yield than cash. We continued to invest our cash holdings in fixed income securities during the remainder of 2013. As of June 30, 2014, we believe our portfolio conforms with our investment guidelines. The principal factors affecting our investment income include the size of our portfolio and its net yield. As measured by amortized cost (which excludes changes in fair market value, such as those resulting from changes in interest rates), the size of our investment portfolio is mainly a function of capital raised, cash generated from (or used in) operations, such as net premiums received, and investment earnings.

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
Following GSE Approval, we invested our investment portfolio according to our investment guidelines. The pre-tax net investment income yield was approximately 1.1%, including unrealized gains, for the first six months ended June 30, 2014. The pre-tax investment income yields are calculated based on the market value of the investments. We believe that the yield on our investment portfolio likely will change over time based on potential changes to the interest rate environment, the duration or mix of our investment portfolio or other factors.
The sectors of our investment portfolio, including cash and cash equivalents, at June 30, 2014 appear in the table below:

		Percentage of Portfolio's Fair Value
1.	Corporate debt securities	49%
2.	U.S. Treasury securities and obligations of U.S. government agencies	24
3.	Asset-backed securities	16
4.	Cash and cash equivalents	9
5.	Municipal bonds	2
	Total	100%
The ratings of our investment portfolio at June 30, 2014 were:

Investment Portfolio Ratings
AAA	29%
AA	11
A	60
Investment grade	100
Below investment grade	—
Total	100%

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at June 30, 2014 and December 31, 2013 are shown below.

As of June 30, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses (1)	Fair Value
	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$107,929	$29	$(650)	$107,308
Municipal bonds	12,013	54	(18)	12,049
Corporate debt securities	221,111	1,072	(1,113)	221,070
Asset-backed securities	72,763	396	(279)	72,880
Total Investments	$413,816	$1,551	$(2,060)	$413,307

As of December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses (1)	Fair Value
	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$108,067	$—	$(1,461)	$106,606
Municipal bonds	12,017	1	(85)	11,933
Corporate debt securities	221,899	157	(4,799)	217,257
Asset-backed securities	74,152	114	(974)	73,292
Total Investments	$416,135	$272	$(7,319)	$409,088

(1)	There were no other-than-temporary impairment losses recorded in other comprehensive income at June 30, 2014 or December 31, 2013.
The amortized cost and fair values of available for sale securities at June 30, 2014 and December 31, 2013, by contractual maturity, are shown below.

As of June 30, 2014	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$2,674	$2,675
Due after one through five years	265,261	264,556
Due after five through ten years	57,718	57,843
Due after ten years	15,400	15,353
Asset-backed securities	72,763	72,880
Total Investments	$413,816	$413,307

As of December 31, 2013	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$—	$—
Due after one through five years	260,855	257,501
Due after five through ten years	65,687	63,440
Due after ten years	15,441	14,855
Asset-backed securities	74,152	73,292
Total Investments	$416,135	$409,088

Fair Value Measurements
Fair value measurements for items measured at fair value included the following as of June 30, 2014 and December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2014	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$49,911	$57,397	$—	$107,308
Municipal bonds	—	12,049	—	12,049
Corporate debt securities	—	221,070	—	221,070
Asset-backed securities	—	72,880	—	72,880
Cash and cash equivalents	34,671	—	—	34,671
Total Assets	$84,582	$363,396	$—	$447,978
Warrant liability	—	—	4,552	4,552
Total Liabilities	$—	$—	$4,552	$4,552

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2013	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$49,484	$57,122	$—	$106,606
Municipal bonds	—	11,933	—	11,933
Corporate debt securities	—	217,257	—	217,257
Asset-backed securities	—	73,292	—	73,292
Cash and cash equivalents	55,929	—	—	55,929
Total Assets	$105,413	$359,604	$—	$465,017
Warrant liability	—	—	6,371	6,371
Total Liabilities	$—	$—	$6,371	$6,371

There were no transfers of securities between Level 1 and Level 2 during the first and second quarter of 2014 or the year 2013.
The fair value of the warrants issued to FBR and MAC Financial Ltd. (which are now held by the former stockholders of MAC Financial Ltd. as a result of its liquidation) was estimated on the date of grant using the Black-Scholes option-pricing model, including consideration of any potential additional value associated with pricing protection features. The volatility assumption used, 39.0%, was derived from the historical volatility of the share price of a range of publicly-traded companies with business types similar to ours. No allowance was made for any potential illiquidity associated with the private trading of our shares. We revalue the warrant liability quarterly using a Black-Scholes option-pricing model in combination with a binomial model and a Monte-Carlo simulation model to value the pricing protection features within the warrant. As of June 30, 2014, the assumptions used in the option pricing model were as follows: a common stock price as of June 30, 2014 of $10.50, risk free interest rate of 2.02%, expected life of 6.58 years and a dividend yield of 0%. The gain from change in fair value for the six months ending June 30, 2014 of approximately $1.8 million is primarily due to a decrease in the price of our common stock as compared to December 31, 2013. The warrants have an exercise price of $10.00. The remaining contractual term on the warrants is 7.8 years.

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
The RSUs granted in 2014 were valued at our stock price on the date of grant less the present value of anticipated dividends, which is $0. As of June 30, 2014, there was $5.5 million of total unrecognized compensation cost related to non-vested RSUs compared to $6.4 million as of June 30, 2013.
On May 8, 2014 we held our annual shareholder meeting. Our shareholders voted to approve our 2014 Omnibus Incentive Plan, which authorizes us to make 4 million shares of our class A common stock available to be granted. These shares may be either authorized but unissued shares or treasury shares.
For a further discussion on how we account for our share based compensation, see "Note 9, Share Based Compensation," included in the notes to our Financial Statements, above.
Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 35%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our effective income tax rate on our pre-tax loss was 9.2% for the three months ended June 30, 2014, compared to 0.0% for the comparable 2013 period. Our effective income tax rate on our pre-tax loss was 4.4% for the six months ended June 30, 2014, compared to 0.0% for the comparable 2013 period.
The income tax benefit of $1.3 million for the six months ended June 30, 2014 is related to the tax effects of unrealized gains credited to other comprehensive income (OCI). Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided in ASC 740-20-45-7 when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including OCI, in the current year. The intra-period tax allocation rules related to items charged or credited directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur. As a result of a reduction in unrealized losses credited directly to OCI during the six months ended June 30, 2014, approximately $2.7 million of tax provision expense has been netted with current year unrealized gains in OCI, and $1.3 million of tax provision benefit was allocated to the income tax provision for continuing operations. At year-end, we expect the two amounts to be fully offsetting, and for these tax items to have no impact on net book value or cash flow. Other benefits from income taxes were eliminated or reduced by the recognition of a full valuation allowance which was recorded to reflect the amount of the deferred taxes that may not be realized.

As of June 30, 2014 and as of December 31, 2013, we have a net deferred tax liability of $0.1 million as a result of the acquisition of indefinite-lived intangibles in the MAC Acquisition for which no benefit has been reflected in the acquired net operating loss carry forwards. The tax liability incurred at the acquisition was recorded as an increase in goodwill.
Our financial statements reflect a valuation allowance with respect to our net deferred tax assets. If the valuation allowance is reduced in the future, we would recognize an income tax benefit associated primarily with the carry forward of federal net operating losses and future stock compensation tax deductions.
Under current guidance, when evaluating a tax position for recognition and measurement, an entity shall presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. The interpretation adopts (i) a benefit recognition model with a two-step approach; (ii) a more-likely-than-not threshold for recognition and derecognition; and (iii) a measurement attribute that is the greatest amount of benefit that is cumulatively greater than 50% likely of being realized. As of June 30, 2014 and as of December 31, 2013, we had no reserve for unrecognized tax benefits.

Employees
We believe our Company is an attractive, stable place of employment, given that we are a well-capitalized insurance company that has made significant progress in commencing business in the MI marketplace, allowing us to attract what we believe to be high-quality talent. We believe that our growth and future success will depend in large part on our services and the skills of our management team and our ability to motivate and retain these individuals and other key personnel. As of June 30, 2014, we had significantly developed our employee base to support our regional and national sales teams, policy acquisition and servicing, IT, and all other back-office functions. Based on the execution of our business plan, we hired a substantial number of employees since our Private Placement in April 2012 and expect to continue to add additional staff through the first half of 2015. As of June 30, 2014, we had 174 total full-time employees. We believe that our employee compensation costs will be a primary driver of our other underwriting and operating expenses through the remainder of 2014.
Proposed PMIERS
On July 10, 2014, the FHFA released for public input the proposed PMIERs. The PMIERs, when finalized and effective, establish operational, business, remedial and financial requirements applicable to private mortgage insurers that insure residential mortgages owned or guaranteed by Fannie Mae and Freddie Mac, i.e., Approved Insurers. (Italicized terms have the same meaning that such terms have in the draft PMIERs, as described below.) Public input on the draft PMIERs is due no later than September 8, 2014.
We believe that the draft PMIERs will help restore confidence in an industry affected by the recent housing crisis. We also believe a strong and financially sustainable private mortgage insurance industry is a key component of a healthy residential mortgage market and that NMIC is well positioned under the PMIERs to continue to serve the growing demand for private MI.
In an Overview of the draft PMIERs published concurrently with release of the revised eligibility standards, the FHFA announced that the PMIERs will take effect 180 days following the publication date of final PMIERs (the “Effective Date”). The Overview further provides that prior to the Effective Date, each private mortgage insurer shall either (i) certify to the GSEs that it fully complies with the PMIER financial requirements as of the Effective Date, or (ii) obtain GSE approvals on a transition plan detailing how it will comply with the financial requirements not later than 2 years following the publication date (the “Compliance Date”). We understand that each GSE will publish its own set of PMIERs and that final publication will likely occur late this year or early next year, making the Effective Date sometime in mid-2015. As of the Effective Date, each MI, including NMIC, will have to comply with the financial requirements or have a GSE-approved transition plan in place.
Under the proposed PMIER financial requirements, an approved insurer must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million, or (ii) the total risk-based required asset amount. The total risk-based required asset amount for an approved insurer is a function of its direct risk-in-force (net risk-in-force for certain qualifying reinsurance arrangements) and the risk profile of all loans it has insured as of any determination date. It is calculated by applying the applicable risk-based required asset factor to the risk-in-force under each insured loan and summing over all loans, subject to a floor equal to 5.6% of total risk-in-force. The proposed risk-based required asset factors, which are set forth in tables contained in the draft PMIERs, vary over several risk dimensions including loan-to-value, FICO credit score, vintage, and loan status, i.e., performing or non-performing. In addition, there are surcharges for some non-GSE eligible performing loans that have certain risk characteristics, such as those underwritten with less than full documentation, non-owner occupied, non-fully amortizing or those in which the debt to income ratio exceeds 43%.
As of June 30, 2014, on a consolidated basis, the Company has minimum assets as defined by the draft PMIERs of approximately $448.0 million, but only $209.1 million of the minimum assets are at NMIC, including the assets of Re One. Therefore, if the draft PMIERs took effect as of June 30, 2014, NMIH would need to contribute substantially all of its capital to NMIC to be in compliance. Even if NMIH contributed substantially all of its capital to NMIC, it is likely that NMIC's available assets will fall below $400 million on the Effective Date. Therefore, assuming the PMIERs are finalized and published as anticipated, we expect that NMIC will submit a transition plan to the GSEs within 90 days of the Effective Date detailing how NMIC will fully comply with the PMIERs on the Compliance Date. Any transition plan will likely include raising additional capital prior to the Compliance Date, which is consistent with the Company’s previous guidance regarding the timing of future capital raises to fund growth in the business, which we expect to occur after 2015. Additionally, we expect NMIC's available assets will exceed the total risk-based required asset amount through the end of 2015, with periodic capital contributions from NMIH. If the draft PMIERs were adopted as drafted today, we expect that the amount of capital we would have to hold under our pool insurance agreement with Fannie Mae would be significantly reduced. We discuss the current and expected capital requirements for this pool transaction above in "- New Insurance Written, Insurance in Force and Risk in Force - Fannie Mae Pool Transaction."

If the draft guidelines were implemented today, we believe that based on the industry's mix of primary mortgage insurance written in the first half of 2014 and pricing from our current rate card, the industry would be able to operate at an approximate 14:1 risk to required assets ratio and produce a return on assets ranging from 16% to 17%.  If the industry were to return to a more broadly distributed mix of FICO buckets, such as that produced in 2001, where the industry weighted average FICO score was lower, we believe the industry would be able to operate at an approximate 12:1 risk to required assets ratio, producing a return on assets ranging from 14 to 15%.  Under this scenario, using our current rate card, the weighted average pricing would increase as a result of insuring an increased percentage of loans with lower FICO score.  We believe we currently have higher prices than the rest of the industry in FICO buckets less than 660 and therefore we do not expect to have to raise prices in those FICO buckets to continue to earn a mid-teen return on assets should the draft PMIERs be implemented without change.
We will submit comments and/or input on the draft PMIERs to the FHFA, either directly on behalf of our subsidiary NMIC, through our trade group USMI or both. We believe there should be consideration in available assets for future earned premium from all of an approved insurer’s IIF. We also anticipate requesting clarification in the PMIERs as to how insured business for particular book years will be treated as the book ages, as we believe that charges under applicable risk-based required asset factors should consider the actual performance to date on aged vintages of insured loans. We further expect that the risk-based required asset factor charges for delinquent loans will be reassessed as today’s crisis-era delinquencies reach resolution. We may also have additional comments on other provisions contained in the draft PMIERs. We expect the GSEs will modify the final PMIERs in response to some of the comments it receives during the public comment period.
GSE Approval Conditions and GSE Reform
The GSEs are the principal purchasers of mortgages insured by MI companies, primarily as a result of their legislative mandate to provide liquidity in the secondary mortgage market. Following the Company's Private Placement in April 2012, NMIC's key focus was to first secure approvals from the GSEs. In January 2013, Fannie Mae and Freddie Mac each approved NMIC as a qualified mortgage insurer, and with their approvals, imposed certain capitalization, operational and reporting conditions on NMIC (collectively the "GSE Approval"), most of which remain in effect for a three (3) year period from the date of GSE Approval. We expect that the significant majority of insurance we will write will be for loans sold to the GSEs. As a GSE qualified mortgage insurer, NMIC is subject to ongoing compliance with the conditions in the GSE Approval as well as the GSEs' respective qualified mortgage insurer eligibility requirements ("Eligibility Requirements"), each of which is further discussed below.
The conditions in the GSE Approval require, among other things, that NMIC:

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
The GSE Approvals also include other conditions, limitations and reporting requirements, such as limits on costs allocated to NMIC under affiliate expense sharing arrangements, risk concentration, rates of return, requirements to obtain a financial strength rating, provision of ancillary services (i.e., non-insurance) to customers, transfers of underwriting to affiliates, notification requirements regarding change of ownership and new five percent (5%) shareholders, provisions regarding underwriting policies and claims processing as well as certain other obligations.
The GSEs each maintain their own Eligibility Requirements, which they have been in the process of revising since mid-2010. As discussed above, on July 10, 2014, the FHFA released for public input the proposed PMIERs, that when adopted will replace the Eligibility Requirements. Because the timing with respect to adoption and final publication of the new PMIERs is uncertain, it is unclear how we will transition from having to meet the conditions in our GSE Approval letters to the current Eligibility Requirements or the new PMIERs, as the case may be, in order to remain a GSE-approved mortgage insurer. We currently expect that the PMIERs will go into effect before our current approval letters expire; however, it is possible that the PMIERs will not go into effect until after some of the conditions contained in our approval letters have expired. We are in the process of reviewing the draft PMIERs and we will submit comments and/or input to the FHFA, either directly on behalf of NMIC, through our trade group USMI or both. We anticipate that most of our comments will focus on the effect of the draft PMIER's financial requirements. Even if the PMIERs are adopted as proposed, we believe NMIC is well positioned to fully comply with the new financial requirements within the transition period and to continue to serve demand for private MI. See "- Proposed PMIERs," above.
In addition, in connection with the FHFA's mandate that the GSEs align their mortgage insurer eligibility standards, the GSEs have imposed minimum standards for mortgage insurer master policies, including standards related to limitations on insurers' rescission rights. To comply with the GSEs' master policy requirements, we and our competitors have filed new master policies with state insurance regulators. As of the date of this report, NMIC's new master policy has been approved in 49 states and the District of Columbia. NMIC will begin covering loans under its new master policy with respect to approved mortgage insurance applications it receives on and after October 1, 2014, consistent with the GSEs' requirements.
GSE Reform
The increased role that the federal government has assumed in the residential mortgage market through the FHFA's conservatorship of the GSEs may increase the likelihood that the business practices of the GSEs change in ways that affect the MI industry. Since 2011, there have been numerous legislative proposals, including in the current Congressional session, intended to scale back the GSEs, however, no legislation has been enacted to date. Passage of currently proposed GSE reform legislation is uncertain and could change through the legislative process, which could take time, making the actual impact on us and our industry difficult to predict.
Competition
The MI industry is highly competitive and currently consists of seven private mortgage insurers, including NMIC, as well as governmental agencies like the FHA.
Private MI
The MI industry has recently been in a state of flux, with some existing companies exiting and new companies entering the space. In 2010, a new MI company was formed and started writing MI. We began writing MI in April of 2013. In January 2014, an existing reinsurance company completed its acquisition of an existing MI company that had been serving credit unions only, with the intention to expand its operations to serve the entire mortgage market. In addition, an existing MI company that had previously stopped writing MI business had announced its intent to attempt to resume its MI operations, which as of the date of this report have not been successful. Given this dynamic, we expect that there will be pressure in the coming years for industry participants to establish, grow or maintain their market share.
We believe that our strong capital position and competitive terms of coverage convey upon us an advantage in the marketplace. We expect that this advantage will translate to increasing our market share in the near term. Our competitors' share of the private MI market for the quarter ended March 31, 2014 varied from a low of approximately 2% to a high of approximately 27%. In general, we expect the total origination market to decline in 2014. However, within the total market of low-down payment loan originations, we expect the overall private MI penetration rate to increase as the FHA continues to scale back. See "Competition with FHA," below. Because we remain in the early stages of our initial growth phase, we continue to add new customers, and we believe that our existing customers will begin to allocate more of their business to us for placement of our MI. Consequently, even with a broader market slowdown, we expect that our business and share of the private MI market will continue to grow in 2014, as reflected in the trend of our NIW and growing IIF.

Competition with FHA
The FHA, which is part of the federal U.S. Department of Housing and Urban Development, substantially increased its share of the total combined private and governmental mortgage insurance market beginning in 2008. We believe that the FHA's market share increased, in part, because private mortgage insurers tightened their underwriting guidelines (which led to increased utilization of the FHA's programs) and because of increases in the amount of loan level delivery fees that the GSEs assess on loans (which result in higher costs to borrowers). We believe that federal legislation and programs that were adopted as emergency measures to support the declining housing market provided the FHA with greater flexibility in establishing new products and resulted in increased market share for the FHA. During 2011, the FHA's market share began to gradually decline. In part, we believe the decline in market share has been driven by multiple increases in the FHA's mortgage insurance premium rates and upfront fees since 2010, as well as greater availability of private capital with new entrants to the MI sector, such as us. We believe that the FHA's current premium pricing, when compared to our current premium pricing (and considering the effects of GSE pricing changes and potential pricing changes as a result of the recently proposed PMIERs), allows us to be competitive with the FHA for loans where borrowers' FICO scores are above 680.
The below table shows the declining market share of the FHA/VA and the rising market share of private MI.
Notwithstanding the recent upturn in the FHA/VA market share (which we believe is primarily driven by seasonality), we believe the MI industry will continue to recover market share from the FHA as it pulls back and permits more private capital to return to the market.
Other Items
Off-Balance Sheet Arrangements and Contractual Obligations
We had no off-balance sheet arrangements at June 30, 2014. There are no material changes outside the ordinary course of business in the contractual obligations specified in our 2013 Form 10-K.

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
We believe that the assumptions and estimates associated with revenue recognition, fair value measurements, our investment portfolio, deferred policy acquisition costs, income taxes, reserves for insurance claims and claims expenses, warrants and share-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates.
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
At June 30, 2014, the duration of our fixed income portfolio, including cash and cash equivalents, was 2.92 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 2.92% in fair value of our fixed income portfolio.  Excluding cash, our fixed income portfolio duration was 3.09 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.09% in fair value of our fixed income portfolio.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2014, pursuant to Rule 15d-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
On August 8, 2012, the Receiver of PMI filed the PMI Complaint against NMIH, NMIC and certain employees of the Company in California Superior Court, Alameda County.
Effective July 1, 2014, we entered into the Settlement Agreement. Pursuant to the terms of an Asset Purchase Agreement, dated February 7, 2013, between Arch and PMI, PMI transferred and assigned to Arch all causes of action pursued in the PMI Complaint. Pursuant to the terms of the Settlement Agreement, the Company and its insurance carriers made a settlement payment in favor of Arch, and Arch released the Defendants from all claims alleged in the PMI Complaint. Pursuant to the terms of the Settlement Agreement, Arch moved to dismiss the PMI Complaint with prejudice, which the Court granted on July 28, 2014. The settlement payment will have an immaterial impact on the Company's annual financial statements.

Item 1A. Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item IA. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 ("Form 10-K"). Other than the risk factors identified below, we are not aware of any material changes in our risk factors from the risk factors disclosed in our Form 10-K. You should carefully consider the risks described herein and in our Form 10-K, which could materially and negatively affect our business, financial condition and/or operating results. The risks described herein and in our Form 10-K are not the only risks we face, as there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial which may in the future adversely affect our business, financial condition and/or operating results.
There can be no assurance that the GSEs will continue to treat us as a qualified mortgage insurer in the future, and our failure to comply with the GSEs’ proposed new private mortgage insurer eligibility requirements (“PMIERs”) could adversely impact our business, financial condition and operating results.
As discussed above in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - GSE Approval Conditions and GSE Reform, in January 2013, Fannie Mae and Freddie Mac each approved NMIC as a qualified mortgage insurer, and with their approvals, imposed certain capitalization, operational and reporting conditions on NMIC (collectively the "GSE Approvals"). Most of the conditions in the GSE Approvals remain in effect for a three year period from the date of the GSE Approvals, while others do not expressly expire. As a GSE qualified mortgage insurer, NMIC is subject to ongoing compliance with the conditions in the GSE Approvals as well as with the GSEs' respective existing qualified mortgage insurer eligibility requirements ("Eligibility Requirements"). As discussed above, on July 10, 2014, the FHFA released for public input the proposed PMIERs, that when adopted will replace the Eligibility Requirements.
We expect that the significant majority of insurance we will write will be for loans sold to the GSEs. As a result, NMIC’s compliance with the GSE Approvals, the Eligibility Requirements, and eventually the PMIERS is necessary to continue to successfully operate as a private mortgage insurer in the current market in the United States. Even though we have received GSE Approvals, there can be no assurance that the GSEs will continue to treat us as a qualified mortgage insurer in the future. Although not as likely, the GSEs could, in their own discretion, require additional limitations and/or conditions on certain of our activities and practices that are not currently in the GSE Approvals, Eligibility Requirements or PMIERs in order for NMIC to remain qualified. Such additional requirements or conditions could limit our operating flexibility and the areas in which we may write new business. If, in the future, either or both of the GSEs were to cease to consider us a qualified mortgage insurer and cease accepting our MI products, our financial condition and results of operations would be materially and adversely affected.
As a condition of the GSE Approvals, we have agreed with Fannie Mae and Freddie Mac to limit NMIC's risk-to-capital ratio to no greater than 15 to 1 for the first three years of operations (expiring December 31, 2015) and at all times to maintain total statutory capital of at least $150 million. After that date, we agreed to comply with any financial requirements that are imposed in the GSEs' then existing Eligibility Requirements. As announced by FHFA, the PMIERs are expected to take effect 180 days following the publication date of the final PMIERs (the “Effective Date”). Prior to the Effective Date, each private mortgage insurer will be required to either (i) certify to the GSEs that it fully complies with the PMIER financial requirements as of the Effective Date, or (ii) obtain GSE approvals on a transition plan detailing how it will comply with the financial requirements not later than 2 years following the publication date (the “Compliance Date”). We understand that each GSE will publish its own set of PMIERs and that final publication will likely occur late this year or early next year, making the Effective Date sometime in mid-2015. As of the Effective Date, each MI, including NMIC, will have to comply with the financial requirements or have a GSE-approved transition plan in place.
Under the proposed PMIER financial requirements, an approved insurer must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million, or (ii) the total risk-based required asset amount. (Italicized terms have the same meaning that such terms have in the draft PMIERs, as described in this report.) The total risk-based required asset amount for an approved insurer is a function of its direct risk-in-force (net risk-in-force for certain qualifying reinsurance arrangements) and the risk profile of all loans it has insured as of any determination date. It is calculated by applying the applicable risk-based required asset factor to the risk-in-force under each insured loan and summing over all loans, subject to a floor equal to 5.6% of total risk-in-force. The proposed risk-based required asset factors, which are set forth in tables contained in the draft PMIERs, vary over several risk dimensions including loan-to-value, FICO credit score, vintage, and loan status, i.e., performing or non-performing. In addition, there are surcharges for some non-GSE eligible performing loans that have certain risk characteristics, such as those underwritten with less than full documentation, non-owner occupied, non-fully amortizing or those in which the debt to income ratio exceeds 43%.
As of June 30, 2014, on a consolidated basis, the Company has minimum assets as defined by the draft PMIERs of approximately $448 million, but only $209.1 million of the minimum assets are at NMIC, including the assets at Re One. Therefore, if the draft PMIERs took effect as of June 30, 2014, NMIH would need to contribute substantially all of its capital to NMIC to be in compliance. Even if NMIH contributed substantially all of its capital to NMIC, it is likely that NMIC's available assets will fall below $400 million on the Effective Date. Therefore, assuming the PMIERs are finalized and published as anticipated, we expect that NMIC will submit a transition plan to the GSEs within 90 days of the Effective Date detailing how NMIC will fully comply with the PMIERs on the Compliance Date. Any transition plan will likely include raising additional capital prior to the Compliance Date, which is consistent with the Company’s previous guidance regarding the timing of future capital raises to fund growth in the business, which we expect to occur after 2015. Additionally, we expect NMIC's available assets will exceed the total risk-based required asset amount through the end of 2015, with periodic capital contributions from NMIH.
While we intend to present a transition plan to the GSEs that will meet their requirements, there is no certainty that the GSEs will agree to any proposed plan we submit to them. Even with a GSE approved transition plan, there is no assurance NMIC will be able to comply with the PMIER financial requirements in their current proposed form by the Compliance Date. In addition, if our business grows faster (i.e. our risk-in-force grows faster than expected) or is less profitable than expected (i.e. our revenues do not generate the return we expect), we may need to accelerate the timing of any future capital raise or any alternative arrangements to reduce our RIF, including through reinsurance, in order to meet the financial requirements on the Compliance Date. Our efforts to raise capital or reduce our RIF may not be successful. If we are unable to raise additional capital or enter into alternative arrangements to reduce our RIF, we may not be able to successfully comply with the financial requirements by the Compliance Date. If this were to occur, we may lose our GSE eligibility, which would substantially impair our business and adversely impact our financial position and operating results.
We will submit comments and/or input on the draft PMIERs to the FHFA, either directly on behalf of our subsidiary NMIC, through our trade group USMI or both. We expect the GSEs will modify the final PMIERs in response to comments it receives from all constituencies during the public comment period; however, there is no assurance the FHFA or the GSEs will make any changes to the draft PMIERs in response to our feedback nor can we provide assurance that the modifications would provide more favorable financial requirements than those proposed in the current draft. In addition, the GSEs could respond to comments and feedback from our competitors that result in PMIER financial requirements that are more favorable to legacy MI companies than to newer entrants such as NMIC, which could harm us competitively. Given the uncertainty about the content and implementation of the final PMIERs, it is difficult to predict what the long-term impact on NMIC will be at this point. If, under any formulation of the PMIERs, we are required to increase the amount of available assets in order to support our business writings, the amount of capital we are required to hold may increase, which may have a negative effect on our returns. Any such effect could have a negative impact on our flexibility to meet our business plans and our future operating results.

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
10.10
Employment Agreement by and between NMI Holdings, Inc. and Jay M. Sherwood, dated March 6, 2012 and Amendment, dated April 24, 2012 (incorporated herein by reference to Exhibit 10.10 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.11
Amendment to Employment Agreement by and between NMI Holdings, Inc. and Jay M. Sherwood, dated April 24, 2012 (incorporated herein by reference to Exhibit 10.11 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.12
Letter Agreement by and between NMI Holdings, Inc. and Stanley M. Pachura, dated April 26, 2012 (incorporated herein by reference to Exhibit 10.12 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.13
Form of Indemnification Agreement between NMI Holdings, Inc. and certain of its directors (incorporated herein by reference to Exhibit 10.13 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.14+
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
The following financial information from NMI Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2014 and December 31, 2013
(ii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three and six months ended June 30, 2014 and 2013
(iii) Condensed Consolidated Statements of Changes in Common Shareholders' Equity (Unaudited) for the six months ended June 30, 2014 and the year ended December 31, 2013
(iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2014 and 2013, and
(v) Notes to Condensed Consolidated Financial Statements (Unaudited)

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

+	Confidential treatment granted as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
August 8, 2014	By: /s/ John (Jay) M. Sherwood, Jr.
Name: John (Jay) M. Sherwood, Jr. Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

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
10.10
Employment Agreement by and between NMI Holdings, Inc. and Jay M. Sherwood, dated March 6, 2012 and Amendment, dated April 24, 2012 (incorporated herein by reference to Exhibit 10.10 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.11
Amendment to Employment Agreement by and between NMI Holdings, Inc. and Jay M. Sherwood, dated April 24, 2012 (incorporated herein by reference to Exhibit 10.11 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.12
Letter Agreement by and between NMI Holdings, Inc. and Stanley M. Pachura, dated April 26, 2012 (incorporated herein by reference to Exhibit 10.12 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.13
Form of Indemnification Agreement between NMI Holdings, Inc. and certain of its directors (incorporated herein by reference to Exhibit 10.13 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.14+
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
The following financial information from NMI Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2014 and December 31, 2013
(ii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three and six months ended June 30, 2014 and 2013
(iii) Condensed Consolidated Statements of Changes in Common Shareholders' Equity (Unaudited) for the six months ended June 30, 2014 and the year ended December 31, 2013
(iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2014 and 2013, and
(v) Notes to Condensed Consolidated Financial Statements (Unaudited)

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

+	Confidential treatment granted as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

ii