Form 10-Q
period 2014-09-30
NMI Holdings, Inc.
filed 2014-11-07
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-36174
NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	45-4914248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Powell Street, Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

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
YES ☐ NO ☒

The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on November 6, 2014 was 58,363,334 shares.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the U.S. Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. All forward looking statements are necessarily only estimates of future results, and actual results may differ materially from expectations. Further, any forward looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy and financial needs. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward looking statements including, but not limited to:

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

•
our ability to implement our business strategy, including our ability to write mortgage insurance on high quality low down payment residential mortgage loans, implement successfully and on a timely basis, complex infrastructure, systems, procedures, and internal controls to support our business and regulatory and reporting requirements of the insurance industry;

•	our ability to attract and retain a diverse customer base, including the largest mortgage originators;

•	failure of risk management or investment strategy;

•	claims exceeding our reserves or amounts we had expected to experience;

•	failure to maintain, improve and continue to develop necessary information technology systems or the failure of technology providers to perform;

•	ability to recruit, train and retain key personnel; and

•	emergence of claim and coverage issues.
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 and in our subsequent quarterly and other reports, including Part II, Item 1A, "Risk Factors," Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report on Form 10-Q, including the exhibits hereto, filed from time to time with the with the U.S. Securities and Exchange Commission (the "SEC").
Unless expressly indicated or the context requires otherwise, the terms "we", "our", "us" and "Company" in this document refer to NMI Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries on a consolidated basis.

PART I

Item 1. Financial Statements and Supplementary Data

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2014	December 31, 2013
Assets	(In Thousands, except for share data)
Investments, available-for-sale, at fair value:
Fixed maturities (amortized cost of $310,270 and $416,135 as of September 30, 2014 and December 31, 2013, respectively)	$308,564	$409,088
Total investments	308,564	409,088
Cash and cash equivalents	137,485	55,929
Accrued investment income	1,293	2,001
Premiums receivable	402	19
Prepaid expenses	1,097	1,519
Deferred policy acquisition costs, net	1,651	90
Goodwill and other indefinite lived intangible assets	3,634	3,634
Software and equipment, net	10,777	8,876
Other assets	675	63
Total Assets	$465,578	$481,219
Liabilities
Unearned premiums	$13,440	$1,446
Reserve for insurance claims and claim expenses	2	—
Accounts payable and accrued expenses	13,691	10,052
Warrant liability, at fair value	3,312	6,371
Current tax payable	602	—
Deferred tax liability	133	133
Total Liabilities	31,180	18,002
Commitments and contingencies

Shareholders' Equity
Common stock - Class A shares, $0.01 par value, 58,363,334 and 58,052,480 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively (250,000,000 shares authorized)	584	581
Additional paid-in capital	560,605	553,707
Accumulated other comprehensive loss, net of tax	(3,882)	(7,047)
Accumulated deficit	(122,909)	(84,024)
Total Shareholders' Equity	434,398	463,217
Total Liabilities and Shareholders' Equity	$465,578	$481,219
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	(In Thousands, except for share data)
Premiums written
Direct	$9,661	$482	$19,890	$483
Net premiums written	9,661	482	19,890	483
Increase in unearned premiums	(5,761)	—	(11,993)	—
Net premiums earned	3,900	482	7,897	483
Net investment income	1,342	1,519	4,299	3,336
Net realized investment gains (losses)	134	(308)	134	172
Gain (loss) from change in fair value of warrant liability	1,240	468	3,009	(610)
Gain from settlement of warrants	—	—	37	—
Total Revenues	6,616	2,161	15,376	3,381
Expenses
Insurance claims and claims expenses	(26)	—	2	—
Amortization of deferred policy acquisition costs	47	—	108	—
Other underwriting and operating expenses	17,848	16,034	55,725	45,480
Total Expenses	17,869	16,034	55,835	45,480
Loss before income taxes	(11,253)	(13,873)	(40,459)	(42,099)
Income tax benefit	(277)	—	(1,574)	—
Net Loss	(10,976)	(13,873)	(38,885)	(42,099)

Other Comprehensive (Loss) Income, net of tax
Net unrealized holding (losses) gains for the period included in accumulated other comprehensive loss, net of tax benefit of ($488) and $0 for the three months ended September 30, 2014 and 2013, respectively, and tax expense of $2,176 and $0 for the nine months ended September 30, 2014 and 2013, respectively	(709)	2,283	3,165	(7,040)
Other Comprehensive (Loss) Income, net of tax	(709)	2,283	3,165	(7,040)
Total Comprehensive Loss	$(11,685)	$(11,590)	$(35,720)	$(49,139)

Loss per share
Basic and diluted loss per share	$(0.19)	$(0.25)	$(0.67)	$(0.76)
Weighted average common shares outstanding	58,363,334	55,637,480	58,239,251	55,589,674
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Class A	Class B
	(In Thousands)
Balance, January 1, 2013	$553	$2	$517,032	$1	$(28,840)	$488,748
Common stock Class A shares issued under stock plans, net of shares withheld for employee taxes	1	—	(1,579)	—	—	(1,578)
Common stock Class A shares issued related to initial public offering (net of expenses of $3,483)	25	—	27,887	—	—	27,912
Conversion of Class B shares of common stock into Class A shares of common stock	2	(2)	—	—	—	—
Share-based compensation expense	—	—	10,367	—	—	10,367
Change in unrealized investment gains/losses, net of tax of $0	—	—	—	(7,048)	—	(7,048)
Net loss	—	—	—	—	(55,184)	(55,184)
Balance, December 31, 2013	$581	$—	$553,707	$(7,047)	$(84,024)	$463,217

Balance, January 1, 2014	$581	$—	$553,707	$(7,047)	$(84,024)	$463,217
Common stock Class A shares issued related to warrants	*	—	13	—	—	13
Common stock Class A shares issued under stock plans, net of shares withheld from employee taxes	3	—	11	—	—	14
Share-based compensation expense	—	—	6,874	—	—	6,874
Change in unrealized investment gains/losses, net of tax of $2,176	—	—	—	3,165	—	3,165
Net loss	—	—	—	—	(38,885)	(38,885)
Balance, September 30, 2014	$584	$—	$560,605	$(3,882)	$(122,909)	$434,398

*	During the first nine months of 2014, we issued 1,115 common shares with a par value of $0.01 related to the exercise of warrants, which is not identifiable in this schedule due to rounding.
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities	(In Thousands)
Net loss	$(38,885)	$(42,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized investment gains	(134)	(172)
(Gain) loss from change in fair value of warrant liability	(3,009)	610
Gain from settlement of warrants	(37)	—
Depreciation and other amortization	6,603	5,410
Share-based compensation expense	6,874	8,827
Benefit for taxes on current year unrealized gains	(1,574)	—
Changes in operating assets and liabilities:
Accrued investment income	708	(1,834)
Premiums receivable	(383)	—
Prepaid expenses	422	(636)
Deferred policy acquisition costs, net	(1,561)	(4)
Other assets	(612)	49
Unearned premiums	11,993	—
Reserve for insurance claims and claims expenses	2	—
Accounts payable and accrued expenses	3	568
Net Cash Used in Operating Activities	(19,590)	(29,281)
Cash Flows From Investing Activities
Purchase of short-term investments	—	(510)
Purchase of fixed-maturity investments, available-for-sale	(4,359)	(559,752)
Proceeds from maturity of short-term investments	—	5,375
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	112,132	139,384
Purchase of software and equipment	(6,641)	(5,396)
Net Cash Provided by (Used in) Investing Activities	101,132	(420,899)
Cash Flows From Financing Activities
Issuance of common stock	1,086	—
Taxes paid related to net share settlement of equity awards	(1,072)	(1,578)
Net Cash Provided by (Used in) Financing Activities	14	(1,578)

Net Increase (Decrease) in Cash and Cash Equivalents	81,556	(451,758)
Cash and Cash Equivalents, beginning of period	55,929	485,855
Cash and Cash Equivalents, end of period	$137,485	$34,097
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation
NMI Holdings, Inc. ("NMIH"), a Delaware corporation, was formed in May 2011 with the intention of providing private mortgage guaranty insurance through a wholly owned insurance subsidiary. From May 2011 through March 2013, our activities were limited to raising capital, seeking to acquire the assets and approvals necessary to become a private mortgage guaranty insurance provider and hiring personnel. We are licensed in all 50 states and Washington D.C. In April 2013, we, through our primary insurance subsidiary, National Mortgage Insurance Corporation ("NMIC"), wrote our first mortgage guaranty insurance policy. As of September 30, 2014, we had $1.8 billion of primary insurance in force ("IIF") and $4.8 billion of pool IIF, with $435.7 million of primary risk-in-force ("RIF") and $93.1 million of pool RIF.
On November 30, 2011, we entered into an agreement with MAC Financial Ltd. to acquire MAC Financial Holding Corporation and its subsidiaries, which were renamed NMIC, National Mortgage Reinsurance Inc One ("Re One") and National Mortgage Reinsurance Inc Two ("Re Two"), for $8.5 million in cash, common stock and warrants plus the assumption of $1.3 million in liabilities ("MAC Acquisition"). In addition, we incurred $0.1 million in deferred tax liabilities as a result of the acquisition of certain indefinite-lived intangibles. The MAC Acquisition was completed in April 2012. On September 30, 2013, we merged MAC Financial Holding Corporation into NMIH, with NMIH surviving the merger. Also on September 30, 2013, we merged Re Two into NMIC with NMIC surviving the merger.
The accompanying consolidated financial statements include the accounts of NMIH and its wholly owned subsidiaries, NMIC and Re One.
In April 2012, we offered and sold 55.0 million shares of common stock at an issue price of $10.00 per share in a private placement ("Private Placement"). Gross proceeds from the Private Placement were $550.0 million. Net proceeds from the Private Placement, after an approximate 7% underwriting fee and other offering expenses, were approximately $510 million.
NMIC was approved as an eligible mortgage guaranty insurer by Freddie Mac and Fannie Mae (collectively the "GSEs") on January 15, 2013 and January 16, 2013, respectively, which approvals require NMIC to continue meeting certain conditions, which include an agreement to maintain minimum capital of $150 million at NMIC and that NMIC not exceed a risk-to-capital ratio of 15:1 for its first three years. NMIC is currently in compliance with these requirements.
In November 2013, we completed an initial public offering of 2.4 million shares of our common stock (the "IPO") and our common stock began trading on the NASDAQ Global Market ("NASDAQ") on November 8, 2013, under the symbol “NMIH.” For a further discussion see "Note 2, Common Stock Offerings."
On March 26, 2014, NMIH contributed $20 million in cash to NMIC to support its minimum surplus requirement as part of GSE Approval. On September 18, 2014, NMIH contributed an additional $70 million in cash to NMIC.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, which include the results of NMIH and its wholly owned subsidiaries, have been prepared in accordance with the instructions to Form 10-Q as prescribed by the SEC for interim reporting and include all of the other information and disclosures required by accounting principles generally accepted in the U.S. ("GAAP"). Our accounts are maintained in U.S. dollars. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K. All intercompany transactions have been eliminated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as of the balance sheet date. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates. The results of operations for the interim period may not be indicative of the results that may be expected for the full year ending December 31, 2014.
Basic net loss per share is based on the weighted-average number of common shares outstanding, while diluted net loss per share is based on the weighted-average number of common shares outstanding and common stock equivalents that would be issuable upon the exercise of stock options, other stock-based compensation arrangements, and the dilutive effect of outstanding warrants. As a result of our net losses for the three months ended September 30, 2014 and September 30, 2013, 5.9 million and 5.3 million shares of our common stock equivalents that we issued as of each respective period under stock-based compensation arrangements and warrants were not included in the calculation of diluted net loss per share as of such dates because they were anti-dilutive.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of mortgage guaranty insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs ("DAC"). For each book year of business, these costs are amortized to expense in proportion to estimated gross profits over the estimated life of the policies.  We recorded net DAC of $1.7 million at September 30, 2014 and $90.2 thousand at December 31, 2013.
Premium Deficiency Reserves
We consider whether a premium deficiency exists at each fiscal quarter using best estimate assumptions as of the testing date. Per Financial Accounting Standards Board Accounting Standards Codification ("ASC") 944, a premium deficiency reserve shall be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. We have determined that no premium deficiency reserves were necessary for the three months ended September 30, 2014 or for the year ended December 31, 2013.
Reclassifications
Certain items in the financial statements as of December 31, 2013 and for the three months ended September 30, 2013 have been reclassified to conform to the current period's presentation. There was no effect on net income or shareholders' equity previously reported.
Subsequent Events
We have considered subsequent events through the date of this filing.
2. Common Stock Offerings
We entered into a purchase/placement agreement that closed in April 2012, pursuant to which we offered and sold an aggregate of 55,000,000 of our Class A common shares, resulting in gross proceeds of $550.0 million and net proceeds of approximately $510 million after an approximate 7% underwriting fee and other offering expenses. On November 8, 2013, we completed an initial public offering of 2.4 million shares of common stock, and our common stock began trading on the NASDAQ under the symbol "NMIH". Net proceeds from the offering were approximately $28 million, after an approximate 6% underwriting fee and other offering expenses and reimbursements pursuant to the underwriting agreement.
3. Investments
We have designated our investment portfolio as available-for-sale and report it at fair value. The related unrealized gains and losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive loss in shareholders' equity. Net realized investment gains and losses are reported in income based upon specific identification of securities sold. Prior to the third quarter of 2014, our investment portfolio consisted of A rated securities or better. During the third quarter, we made the decision to invest 10-15% of the investment portfolio in BBB securities. As of September 30, 2014 approximately 1% of the investment portfolio was invested in BBB securities, and we will invest additional amounts of the portfolio in the future as we believe appropriate.
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of September 30, 2014	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$84,445	$20	$(791)	$83,674
Municipal bonds	12,011	22	(54)	11,979
Corporate debt securities	156,875	476	(1,279)	156,072
Asset-backed securities	56,939	217	(317)	56,839
Total Investments	$310,270	$735	$(2,441)	$308,564

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2013	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$108,067	$—	$(1,461)	$106,606
Municipal bonds	12,017	1	(85)	11,933
Corporate debt securities	221,899	157	(4,799)	217,257
Asset-backed securities	74,152	114	(974)	73,292
Total Investments	$416,135	$272	$(7,319)	$409,088
Scheduled Maturities
The amortized cost and fair values of available for sale securities at September 30, 2014 and December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

As of September 30, 2014	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$4,114	$4,134
Due after one through five years	206,384	205,054
Due after five through ten years	28,795	28,450
Due after ten years	14,038	14,087
Asset-backed securities	56,939	56,839
Total Investments	$310,270	$308,564

As of December 31, 2013	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$—	$—
Due after one through five years	260,855	257,501
Due after five through ten years	65,687	63,440
Due after ten years	15,441	14,855
Asset-backed securities	74,152	73,292
Total Investments	$416,135	$409,088
Net Realized Investment Gains (Losses) on Investments

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Corporate debt securities	$292	$(207)	$292	$309
U.S. Treasury securities and obligations of U.S. government agencies	(58)	(72)	(58)	(87)
Asset-backed securities	(100)	(29)	(100)	(50)
Total Net Realized Investment Gains	$134	$(308)	$134	$172

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Aging of Unrealized Losses
At September 30, 2014, the investment portfolio had gross unrealized losses of $2.4 million, $2.2 million of which has been in an unrealized loss position for a period of 12 months or greater. We did not consider these securities to be other-than-temporarily impaired as of September 30, 2014. We based our conclusion that these investments were not other-than-temporarily impaired at September 30, 2014 on the following facts: (i) the unrealized losses were primarily caused by interest rate movements since the purchase date; (ii) we do not intend to sell these investments; and (iii) we do not believe that it is more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may not occur until maturity. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of September 30, 2014		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	4	$7,199	$(13)	15	$65,454	$(778)	19	$72,653	$(791)
Municipal bonds	1	3,234	(16)	1	1,712	(38)	2	4,946	(54)
Corporate debt securities	15	37,097	(155)	25	71,059	(1,124)	40	108,156	(1,279)
Assets-backed securities	6	20,865	(100)	5	16,763	(217)	11	37,628	(317)
Total Investments	26	$68,395	$(284)	46	$154,988	$(2,157)	72	$223,383	$(2,441)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2013		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	19	$106,606	$(1,461)	—	$—	$—	19	$106,606	$(1,461)
Municipal bonds	2	4,915	(85)	—	—	—	2	4,915	(85)
Corporate debt securities	47	187,714	(4,799)	—	—	—	47	187,714	(4,799)
Assets-backed securities	11	58,225	(974)	—	—	—	11	58,225	(974)
Total Investments	79	$357,460	$(7,319)	—	$—	$—	79	$357,460	$(7,319)
Net investment income is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Fixed maturities	$1,480	$1,651	$4,711	$3,663
Cash equivalents	—	—	—	2
Investment income	1,480	1,651	4,711	3,665
Investment expenses	(138)	(132)	(412)	(329)
Net Investment Income	$1,342	$1,519	$4,299	$3,336
As of September 30, 2014 and December 31, 2013, there were approximately $7.0 million of cash and investments in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
4. Fair Value of Financial Instruments
The following describes the valuation techniques used by us to determine the fair value of financial instruments held at September 30, 2014 and December 31, 2013:
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of September 30, 2014 and December 31, 2013:

	Fair Value Measurements Using
Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2014	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$38,747	$44,927	$—	$83,674
Municipal bonds	—	11,979	—	11,979
Corporate debt securities	—	156,072	—	156,072
Asset-backed securities	—	56,839	—	56,839
Cash and cash equivalents	137,485	—	—	137,485
Total Assets	$176,232	$269,817	$—	$446,049
Warrant liability	$—	$—	$3,312	$3,312
Total Liabilities	$—	$—	$3,312	$3,312

	Fair Value Measurements Using
Assets and Liabilities at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2013	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$49,484	$57,122	$—	$106,606
Municipal bonds	—	11,933	—	11,933
Corporate debt securities	—	217,257	—	217,257
Asset-backed securities	—	73,292	—	73,292
Cash and cash equivalents	55,929	—	—	55,929
Total Assets	$105,413	$359,604	$—	$465,017
Warrant liability	$—	$—	$6,371	$6,371
Total Liabilities	$—	$—	$6,371	$6,371
The following is a roll-forward of Level 3 liabilities measured at fair value for the nine months ended September 30, 2014 and the year ended December 31, 2013:

Level 3 Instruments Only	Warrant Liability
Nine Months Ended September 30, 2014	(In Thousands)
Balance, January 1, 2014	$6,371
Change in fair value of warrant liability included in earnings	(3,009)
Gain on settlement of warrants	(37)
Issuance of common stock on warrant exercise	(13)
Balance, September 30, 2014	$3,312

Level 3 Instruments Only	Warrant Liability
Year Ended December 31, 2013	(In Thousands)
Balance, January 1, 2013	$4,842
Change in fair value of warrant liability included in earnings	1,529
Balance, December 31, 2013	$6,371

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We revalue the warrant liability quarterly using a Black-Scholes option-pricing model, in combination with a binomial model and a Monte-Carlo simulation model, which is used to value the pricing protection features within the warrant. As of September 30, 2014 the assumptions used in the option pricing model were as follows: a common stock price as of September 30, 2014 of $8.65, risk free interest rate of 2.16%, expected life of 6.74 years, expected volatility of 39.0%, and a dividend yield of 0%. The change in fair value is primarily attributable to a decline in the price of our common stock from December 31, 2013 to September 30, 2014.
The carrying value of other selected assets on our consolidated balance sheet approximates fair value.
5. Reserves for Insurance Claims and Claims Expenses
We establish claim reserves to recognize the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. Our method, consistent with industry practice, is to establish claim reserves only for loans in default. Our claim reserves also include amounts we expect to incur for claims and claim adjustment expenses from defaults that we estimate to have occurred, but which have not yet been reported to us ("IBNR"). We received our first notice of default ("NOD") within our primary insurance book in the second quarter of 2014, which subsequently cured during the third quarter of 2014. Therefore, we currently do not have any reserves related to reported NODs. We have, however, established a small IBNR reserve for the three and nine months ended September 30, 2014. For the year ended December 31, 2013 we had no claim or IBNR reserves. Additionally, we entered into a pool insurance transaction with Fannie Mae, effective September 1, 2013. We would only establish claim or IBNR reserves for this pool transaction, if we expect claims to exceed the transaction's deductible, which represents the amount of claims absorbed by Fannie Mae before we are obligated to pay any claims under the policy. At September 30, 2014, nine loans in the pool were past due by 60 days or more. These nine loans represent approximately $766 thousand in RIF. Due to the size of the deductible ($10.3 million), the low level of NODs reported through September 30, 2014 and the high quality of the loans (all loans are less than 80% LTV), we have not established any pool reserves for claims or IBNR for the three and nine months ended September 30, 2014 or for the year ended December 31, 2013.
The following table provides a reconciliation of the beginning and ending reserve balances for insurance claims and claims expenses for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30,
	2014	2013
	(In Thousands)
Reserve at beginning of period	$—	$—

Claims incurred:
Claims and Claim expenses incurred:
Current year	2	—
Prior years	—	—
Total claims incurred	2	—

Claims paid:
Claims and Claim Expenses paid:
Current year	—	—
Prior years	—	—
Total claims paid	—	—

Reserve at end of period	$2	$—

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Software and Equipment
Software and equipment includes capitalized software purchased in connection with the MAC Acquisition which had a fair value of $5.0 million at the date of acquisition, as well as software we have developed. Software and equipment, net of accumulated amortization and depreciation, as of September 30, 2014 and December 31, 2013 consist of the following:

	As of September 30,	As of December 31,
	2014	2013
	(In Thousands)
Software	$19,836	$14,140
Equipment	626	542
Leasehold improvements	1,003	141
Subtotal	21,465	14,823
Accumulated amortization and depreciation	(10,688)	(5,947)
Software and equipment, net	$10,777	$8,876
Amortization and depreciation expense for the three and nine months ended September 30, 2014 and 2013 was $1.8 million, $4.7 million, $2.0 million and $3.9 million, respectively.
7. Intangible Assets and Goodwill
Intangible assets and goodwill consist of identifiable intangible assets and goodwill purchased in connection with the MAC Acquisition. Intangible assets and goodwill, net, as of September 30, 2014 and December 31, 2013, consist of the following:

As of September 30, 2014 and December 31, 2013	(In Thousands)	Expected Lives
Goodwill	$3,244	Indefinite
State licenses	260	Indefinite
GSE applications	130	Indefinite
Total Intangible Assets and Goodwill	$3,634
We test goodwill and intangibles for impairment in the third and fourth quarter, respectively, of every year, or more frequently if we believe indicators of impairment exist. We have not identified any impairments of goodwill or impairments of indefinite-lived intangibles as of September 30, 2014.
8. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 35%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our effective income tax rate on our pre-tax loss was 2.5% for the three months ended September 30, 2014, compared to 0.0% for the comparable 2013 period. Our effective income tax rate on our pre-tax loss was 3.9% for the nine months ended September 30, 2014, compared to 0.0% for the comparable 2013 period.
The income tax benefit of $1.6 million for the nine months ended September 30, 2014 is related to the tax effects of unrealized gains credited to other comprehensive income ("OCI"). Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided in ASC 740-20-45-7 when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including OCI, in the current year. The intra-period tax allocation rules related to items charged or credited directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur. As a result of a reduction in unrealized losses credited directly to OCI during the nine months ended September 30, 2014, approximately $2.2 million of tax provision expense has been netted with current year unrealized gains in OCI, and $1.6 million of tax provision benefit was allocated to the income tax provision for continuing operations. Other benefits from income taxes were eliminated or reduced by the recognition of a full valuation allowance which was recorded to reflect the amount of the deferred taxes that may not be realized.
As of September 30, 2014 and December 31, 2013, we have a net deferred tax liability of $0.1 million as a result of the acquisition of indefinite-lived intangibles in the MAC Acquisition for which no benefit has been reflected in the acquired net operating loss carry forwards. The tax liability incurred at the acquisition is recorded as an increase in goodwill.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Share Based Compensation
A summary of option activity under our 2012 Stock Incentive Plan during the nine months ended September 30, 2014 and September 30, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Options outstanding at December 31, 2013	3,062	$10.31	$3.98
Options granted	780	12.03	4.85
Options exercised	(109)	10.00	3.85
Options forfeited	(87)	11.35	4.47
Options outstanding at September 30, 2014	3,646	$10.66	$4.16

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Options outstanding at December 31, 2012	2,547	$10.00	$3.86
Options granted	532	11.78	4.57
Options forfeited	(15)	10.00	3.84
Options outstanding at September 30, 2013	3,064	$10.31	$3.98
As of September 30, 2014, there were 109 thousand options exercised and 1.6 million options were fully vested and exercisable. The weighted average exercise price for the fully vested and exercisable options was $10.22. The remaining weighted average contractual life of options fully vested and exercisable as of September 30, 2014 was 7.5 years. The aggregate intrinsic value for fully vested and exercisable options was $0 as of September 30, 2014. The fair value of option grants to employees is determined based on a Black-Scholes simulation model at the date of grant.
A summary of restricted stock unit ("RSU") activity in the plan during the nine months ended September 30, 2014 and September 30, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2013	1,242	$7.75
Restricted stock units granted	373	11.52
Restricted stock units vested	(295)	8.23
Restricted stock units forfeited	(45)	9.90
Non-vested restricted stock units at September 30, 2014	1,275	$8.66

	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2012	1,429	$7.35
Restricted stock units granted	82	11.75
Restricted stock units vested	(262)	6.79
Restricted stock units forfeited	—	—
Non-vested restricted stock units at September 30, 2013	1,249	$7.76

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At September 30, 2014, the 1.3 million shares of non-vested RSUs consisted of 0.6 million shares that are subject to both a market and service condition and 0.7 million shares that are subject only to service conditions. The non-vested RSUs subject to both a market and service condition vest in one-half increments upon the achievement of certain market price goals and continued service. Non-vested RSUs subject only to a service condition vest over a service period ranging from 1 to 3 years. The fair value of RSUs subject to market and service conditions is determined based on a Monte Carlo simulation model at the date of grant. The fair value of RSUs subject only to service conditions are valued at our stock price on the date of grant less the present value of anticipated dividends, which is $0.
On May 8, 2014 we held our annual shareholder meeting. Our shareholders voted to approve our 2014 Omnibus Incentive Plan, which authorizes us to make 4 million shares of our class A common stock available for grant. These shares may be either authorized but unissued shares or treasury shares. On September 19, 2014, we filed a registration statement on SEC Form S-8 to register the shares authorized under the 2014 Omnibus Incentive Plan.
10. Warrants
We issued 992,000 warrants to FBR Capital Markets and Co. ("FBR") and the former stockholders of MAC Financial Ltd., upon the completion of our Private Placement and in conjunction with the MAC Acquisition, respectively. Each warrant gave the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million.
Upon exercise of these warrants, the amounts will be reclassified from warrant liability to additional paid-in capital. During the first quarter of 2014, 7,790 warrants were exercised and we issued 1,115 Class A common shares via a cashless exercise. Upon exercise we reclassified the fair value of the warrants from warrant liability to additional paid in capital and recognized a gain of approximately $37 thousand. No warrants were exercised during the second or third quarters of 2014.
We account for these warrants to purchase our common shares in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity.
11. Litigation
Effective July 1, 2014, we entered into a settlement agreement (the "Settlement Agreement") with Arch U.S. MI Services, Inc. ("Arch"), Germaine J. Marks and Truitte D. Todd, in their capacities as, respectively, Receiver and Special Deputy Receiver of PMI Mortgage Insurance Co., in Rehabilitation (collectively, the "Receiver") and PMI Mortgage Insurance Co., in Rehabilitation ("PMI"), to settle the complaint filed on August 8, 2012 by the Receiver against NMIH, NMIC and certain employees of the Company (collectively the "Defendants"), in California Superior Court, Alameda County (the “PMI Complaint”). Pursuant to the terms of an Asset Purchase Agreement, dated February 7, 2013, between Arch and PMI, PMI transferred and assigned to Arch all causes of action pursued in the PMI Complaint. Pursuant to the terms of the Settlement Agreement, the Company and its insurance carriers made a settlement payment in favor of Arch, and Arch released the Defendants from all claims alleged in the PMI Complaint. On July 28, 2014, the Court dismissed the PMI Complaint with prejudice. The Company's portion of the settlement payment was recorded in the Company's financial statements in the second quarter of 2014.
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
NMIC and Re One's combined statutory net loss, statutory surplus and contingency reserve as of and for the nine months ended September 30, 2014 and for the year ended December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
	(In Thousands)
Statutory net loss	$(36,217)	$(33,307)
Statutory surplus	243,481	189,698
Contingency reserve	6,262	2,314

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Under applicable Wisconsin law, as well as that of 15 other states, a mortgage guaranty insurer must maintain a minimum amount of statutory capital relative to the risk-in-force (risk-to-capital ratio or “RTC ratio”) in order for the mortgage guaranty insurer to continue to write new business. While formulations of minimum capital may vary in each jurisdiction that has such a requirement, the most common measure applied allows for a maximum permitted RTC ratio of 25 to 1. Wisconsin and certain other states, including California and Illinois, apply a substantially similar requirement referred to as minimum policyholders position. Our operation plan filed with the Wisconsin OCI and other state insurance departments in connection with NMIC's applications for licensure includes the expectation that NMIH will downstream additional capital if needed so that NMIC does not exceed risk-to-capital ratios agreed to with those states. NMIC may in the future seek state insurance department approvals, as needed, of an amendment to our business plan to increase this ratio to the Wisconsin regulatory minimum of 25 to 1. In addition, under the terms of our conditional approvals from the GSEs we are required to operate at a risk-to-capital ratio not to exceed 15:1 for our first three years of operations.
Certain states limit the amount of risk a mortgage guaranty insurer may retain on a single loan to 25% of the indebtedness to the insured and, as a result, the portion of such insurance in excess of 25% must be reinsured. NMIC and Re One have entered into a primary excess share reinsurance agreement, effective August 1, 2012, and a facultative pool reinsurance agreement, effective September 1, 2013, under which NMIC cedes premiums, loss reserves and claims to Re One on an excess share basis for any primary or pool policy which offers coverage greater than 25% on any loan insured thereunder. NMIC will use reinsurance provided by Re One solely for purposes of compliance with these state statutory coverage limits. Currently, NMIC has no other reinsurance agreements. During April 2013, NMIC began writing its first mortgage insurance policies and ceding premium and risk to Re One the following month.
As of September 30, 2013, NMIC had 22 policies in force totaling approximately $1.2 million of RIF, resulting in a RTC ratio of 0.5:1. As of September 30, 2014, NMIC had $467 million in total RIF with a RTC ratio of 1.9:1, significantly below the GSE and state imposed financial requirements. The risk-to-capital calculation for each of our insurance subsidiaries, as well as our combined risk-to-capital calculation, as of September 30, 2014, is presented below.

As of September 30, 2014	NMIC	Re One	Combined
	(In Thousands)
Primary risk-in-force
Direct	$435,722	$—	$435,722
Assumed	—	37,258	37,258
Ceded	(37,258)	—	(37,258)
Total primary risk-in-force	398,464	37,258	435,722
Pool risk-in-force (1)
Direct	93,090	—	93,090
Assumed	—	24,705	24,705
Ceded	(24,705)	—	(24,705)
Total pool risk-in-force	68,385	24,705	93,090
Total risk-in-force	466,849	61,963	528,812

Statutory policyholders' surplus	234,261	9,220	243,481
Statutory contingency reserve	5,409	853	6,262
Total statutory policyholders' position	$239,670	$10,073	$249,743

Risk-to-Capital (2)	1.9:1	6.2:1	2.1:1

(1)	Pool risk-in-force as shown in the table above is equal to the aggregate stop loss less a deductible.

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

NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware, such as NMIH. Delaware corporation law provides that dividends are only payable out of a corporation's

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

capital surplus or (subject to certain limitations) recent net profits. As of December 31, 2013, NMIH's capital surplus was approximately $463 million. NMIH assets, excluding investment in NMIC and Re One, were approximately $276 million at December 31, 2013 and were unencumbered by any debt or other subsidiary commitments or obligations. The insurance subsidiaries are both mono-line mortgage guaranty insurance companies, and the assets of each are dedicated only to the support of direct risk and obligations of each mortgage insurance entity. NMIC only writes direct mortgage guaranty insurance business and assumes no business from any other entity. Re One only assumes business from NMIC to allow NMIC to comply with statutory risk requirements. Neither NMIC nor Re One have subsidiaries, and therefore do not have subsidiary risks and obligations that compete for its resources.
The GSEs and state insurance regulators may restrict our insurance subsidiaries' ability to pay dividends to NMIH. In addition to the restrictions imposed during the GSE Approval and state licensing processes, the ability of our insurance subsidiaries to pay dividends to NMIH is limited by insurance laws of the State of Wisconsin and certain other states. Wisconsin law provides that an insurance company may pay out dividends without the prior approval of the Wisconsin OCI (“ordinary dividends”) in an amount, when added to other shareholder distributions made in the prior 12 months, not to exceed the lesser of (a) 10% of the insurer's surplus as regards to policyholders as of the prior December 31, or (b) its net income (excluding realized capital gains) for the twelve month period ending December 31 of the immediately preceding calendar year. In determining net income, an insurer may carry forward net income from the previous calendar years that has not already been paid out as a dividend. Dividends that exceed this amount are “extraordinary dividends,” which require prior approval of the Wisconsin OCI. As of December 31, 2013, the amount of restricted net assets held by our consolidated insurance subsidiaries totaled approximately $193 million of NMIH's consolidated net assets of $463 million. The amount of restricted assets used to determine any dividend to NMIH, once all restrictions expire, would be computed under SAP which may differ from the amount of restricted assets computed under GAAP. Since inception, NMIC has not paid any dividends to NMIH. As NMIC had a statutory net loss for the year ended December 31, 2013, NMIC cannot pay any dividends to NMIH through December 31, 2014, without the prior approval of the Wisconsin OCI. Additionally, NMIC will not be permitted to pay dividends to NMIH until after December 31, 2015 as a condition of GSE Approval or until January 2016 under agreements with various state insurance regulators.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following analysis should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013, for a more complete understanding of our financial position and results of operations. In addition, investors should review the “Cautionary Note Regarding Forward-Looking Statements” above and the “Risk Factors” detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, as subsequently updated in Item 1A of Part II of our Quarterly Reports on Form 10-Q filed in 2014 for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.
Overview
We were incorporated in May 2011 and, through our subsidiaries, provide private mortgage guaranty insurance (which we refer to as "mortgage insurance" or "MI"). Our primary insurance subsidiary, National Mortgage Insurance Corporation ("NMIC"), is a qualified MI provider on loans purchased by Fannie Mae and Freddie Mac (collectively the “GSEs”) and is currently licensed in all 50 states and D.C. to issue mortgage guaranty insurance. Our reinsurance subsidiary, National Mortgage Reinsurance Inc One (“Re One”), solely provides reinsurance to NMIC on certain loans insured by NMIC, as described in Note 12, Statutory Information, above. On November 8, 2013, we filed a final prospectus announcing the sale of 2.1 million shares of common stock through our IPO. Following our IPO, and to meet our obligations under certain Registration Rights Agreements to which we are a party, we filed a final prospectus on December 9, 2013 registering 51,101,434 Class A common shares that had previously been issued during our Private Placement.
MI protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who generally make down payments of less than 20% of the home’s purchase price. By protecting lenders and investors from credit losses, we help facilitate the availability of mortgages to prospective, primarily first-time, U.S. home buyers, thus promoting homeownership while protecting lenders and investors against potential losses related to a borrower's default. MI also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Fannie Mae and Freddie Mac. We are one of seven companies in the U.S. who offer MI. Our business strategy is to become a leading national MI company with our principal focus on writing insurance on high quality, low down payment residential mortgages in the United States.
The MI industry is a highly regulated, capital intensive industry. Other challenges to entry include the need for a customer-integrated operating platform capable of issuing and servicing mortgage insurance policies, the competitive positions and established customer relationships of existing mortgage insurance providers, and in order to conduct MI business nationwide, the need to obtain and maintain insurance licenses in all 50 states and D.C. Additionally, the resource commitment required by mortgage originators, and larger lenders in particular, to connect to a new mortgage insurance platform, such as ours, is significant, and absent a critical need, such as the capital constraints in the MI industry during the financial crisis, they have historically, in our view, been reluctant to make such an investment. We were formed at a time when the severe dislocation in the MI industry caused by the financial crisis created a need for newly capitalized mortgage insurers and this has facilitated our efforts to establish relationships with lenders.
Following our formation, we focused our efforts on organizational development, capital raising and other start-up related activities. Our efforts to build our MI business have included, among other things, securing GSE approval, obtaining insurance licenses in all 50 states and D.C., building an executive management team and hiring other key officers and directors and staff, building our operating processes, and designing and developing our business and technology applications and environment and infrastructure. In 2014, we continue to make progress achieving our goals, through the addition of new customers and the attainment of our goal of becoming licensed nationwide by obtaining a certificate of authority in Wyoming in April 2014. Since we began writing MI in April 2013, we have become a fully operational MI company, with $1.8 billion of primary IIF and $4.8 billion of pool IIF as of September 30, 2014 compared to $161.7 million of primary IIF and $5.1 billion of pool IIF as of December 31, 2013. As of September 30, 2014, the Company had primary RIF of $435.7 million compared to primary RIF of $36.5 million as of December 31, 2013. Pool RIF as of September 30, 2014 and December 31, 2013 was $93.1 million.
NMIC primarily differentiates itself from its competitors by underwriting all loans it insures either prior to or post close, which permits us to provide loan originators and aggregators with 12-month rescission relief protection, thereby giving our customers consistent confidence of coverage. We have established risk management controls throughout our organization that we believe will support our continued financial strength. As a newly capitalized mortgage insurer, we have the ability to write new business without the burden of risky legacy exposures and believe our current capital supports our current business writing strategy, while staying within the regulatory guidelines imposed by state insurance departments and the GSEs.

On July 10, 2014, the Federal Housing Finance Agency ("FHFA") released for public comment the proposed private mortgage insurer eligibility requirements ("PMIERs"). The draft PMIERs represent the standards by which private mortgage insurers are eligible to provide mortgage insurance on loans owned or guaranteed by the GSEs. We believe that the proposed eligibility requirements for private mortgage insurers will help restore confidence in an industry affected by the recent housing crisis. We also believe a strong and financially sustainable private mortgage insurance industry is a key component of a healthy residential mortgage market and that NMIC is well positioned under the PMIERs to continue to serve the growing demand for private MI. The public comment period for the PMIER's closed on September 8, 2014, and we, along with other industry participants, provided comments to the FHFA, which are publicly available on the FHFA's website. Our comments, the FHFA's website and information contained on or accessible through the FHFA's website are not incorporated by reference into this report. We believe NMIC will fully comply with the new financial requirements within the transition time period.
Our headquarters are located in Emeryville, California and our website is www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
Conditions and Trends Impacting Our Business
We discuss below the following conditions and trends that have impacted or are expected to impact our business.
•Customer Development
•New Insurance Written ("NIW"), Insurance in Force and Risk in Force
•Consolidated Results of Operations
•Holding Company Liquidity and Capital Resources
•Capital Position of Our Insurance Subsidiaries
•Consolidated Investment Portfolio and Other Factors that Impact Our Consolidated Results
•Proposed PMIERs
•GSE Approval Conditions and GSE Reform
•Competition
•Other Items
Customer Development
We organize our sales and marketing efforts based on our national and regional customer segmentation. Our sales strategy is focused on attracting as customers mortgage originators in the United States that fall into two distinct categories, which we refer to as "National Accounts" and "Regional Accounts," discussed below. Since April 2013, we have increased our customer base to include some of the largest loan originators in the U.S., and we expect to continue to acquire new national and regional account customers. In addition to adding new customers, we believe our existing customers will allocate more of their business to us for placement of our MI.
We define National Accounts as the most significant residential mortgage originators as determined by volume of their own originations as well as volume of insured business they may acquire from other originators through their correspondent channels. These National Accounts generally originate loans through their retail channels as well as purchase loans originated by other entities, primarily mortgage originators who we would classify as Regional Accounts, as described below. National Accounts may sell their loans to the GSEs or private label secondary markets or securitize the loans themselves. We currently classify approximately 40 mortgage originators and/or aggregators as National Accounts.
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
During the nine months ended September 30, 2014, we received NIW from 189 National and Regional Accounts. The table below shows the number of our customers generating NIW within each of the last six completed fiscal quarters and during the nine months ended September 30, 2014.

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
During the three months ended September 30, 2014, we had primary NIW of $974.9 million, compared to primary NIW of $429.9 million during the three months ended June 30, 2014. We have not written any new pool insurance in 2014. Our total NIW of $5.3 billion for the year ended December 31, 2013 consisted almost entirely of pool insurance written under our Fannie Mae pool agreement, which comprised $5.2 billion of the total NIW.
As of September 30, 2014, NMIC had primary IIF of $1.8 billion and pool IIF of $4.8 billion and total RIF of $528.8 million, consisting of $435.7 million of primary RIF, representing insurance on 7,628 loans, and pool RIF of $93.1 million, representing insurance on approximately 21,000 loans. As of December 31, 2013, NMIC had primary IIF of $161.7 million and pool IIF of $5.1 billion and total RIF of $129.6 million, consisting of primary RIF of $36.5 million and pool RIF of $93.1 million. We expect NMIC's primary IIF and RIF to significantly increase over the coming months.
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
The RIF to NMIC is $93.1 million, which represents the difference between a deductible payable by Fannie Mae on initial losses and a stop loss above which losses are borne by Fannie Mae. NMIC provides this same level of risk coverage over the term of the agreement. We are bound to counter-party requirements contained in the agreement that specify the amount of capital NMIC will need to maintain to support the agreement until the new PMIERs are effective, discussed below in "Proposed PMIERs." The capital we are required to maintain under the pool agreement is specified as the greater of the following:

a.	the amount of capital required in our January 2013 approval letter from Fannie Mae ($150 million); or

b.	the sum of:

i.	5.6% of net primary RIF, plus;

ii.	for pool insurance, the lesser of

1.	5.6% of the RIF under the pool transaction, based upon loan level coverage, before application of the aggregate stop loss and deductible, or;

2.	the aggregate stop loss amount, net of any deductible, for the pool transaction.
Although our GSE approval letters require that NMIC hold at least $150 million of capital in total to support both pool and primary risk, the capital we are required to maintain under this pool agreement just to support the pool risk (under b.ii.) will decline over the 10-year term of the agreement as the loans in the pool amortize or as loans pay off. The amount calculated under ii.2. is equivalent to $93.1 million and remains the same over the term of the transaction. The current loan level RIF of the pool, as of September 30, 2014, is $1.64 billion, which, when multiplied by 5.6% per the calculation under b.ii.1, produces a capital requirement of $91.9 million. We expect that as the loans in the pool amortize or as loans pay off, the capital required in b.ii.1 will continue to decline below the $93.1 million, which is constant and set at the effective date of the transaction, and as a result the amount of capital required under b.ii. will continue to decline. If the draft PMIERs (discussed below) were put into place today, we expect that the amount of capital we would have to hold to support this particular pool transaction would be $44.1 million, a significant reduction from the current capital requirement of $91.9 million under b.ii above.

Insurance Portfolio
We underwrite every loan we insure, including loans submitted through our delegated channel. We believe the prevailing standard of other companies in the MI industry has been to conduct partial quality assurance testing of delegated underwritten loans. We believe the industry's practice has exacerbated the negative impact of the recent mortgage crisis on legacy mortgage insurers because their partial quality control reviews did not adequately prevent the issuance of mortgage insurance through their delegated channels on ineligible, poor quality loans. Our pricing policies also help mitigate credit risk in the form of higher premium rates for loan features or borrower characteristics associated with historically higher default rates.
As part of this underwriting, we utilize certain risk principles that form the basis of how we originate primary NIW. First, we manage our portfolio credit risk by using several loan eligibility matrices which prescribe the maximum loan-to-value ("LTV") ratio, minimum borrower credit score, maximum loan size, property type and occupancy status of loans that we will insure. Our loan eligibility matrices, as well as all of our detailed underwriting guidelines, are contained in our Underwriting Guideline Manual that is publicly available on our website. Our eligibility criteria and underwriting guidelines are designed to mitigate the layered risk inherent in a single insurance policy. "Layered risk" refers to the accumulation of borrower, loan risk and property risk. For example, we have higher credit score and lower maximum allowed LTV requirements for riskier property types, such as investor properties, compared to owner-occupied properties.
We monitor the concentrations of the various risk attributes in our insurance portfolio. Our primary IIF and RIF as of September 30, 2014 were made up of approximately 66% and 65%, respectively, of credit scores at or above 740. Generally, insuring loans made to borrowers with higher credit scores tends to result in a lower frequency of claims. Additionally, as of September 30, 2014, we believe our insurance portfolio is comprised of loans that are full documentation loans, and less than 1% of our RIF is above 95% LTV. As we continue to increase our insurance writings, we expect to continue to seek out and insure high credit quality mortgages. Since we recently began writing MI in April 2013, our portfolio does not yet reflect our expected distribution of LTVs, borrower credit scores, loan sizes, property types and occupancy statuses of loans that we expect to insure, as well as the concentrations within states and metropolitan statistical areas. We believe we will move toward our expected distribution of these risk attributes in our insurance portfolio as we continue to write more business.

Overview of NIW, IIF and RIF
A significant portion of our NIW in the first nine months of 2014 was comprised of single premium policies. Our single premium polices are currently written in two ways: single premium policies written on a loan by loan basis (“Single”) and single premium policies written on individual loans that are aggregated and delivered by the lender in a single transaction (“Aggregated Single”). Prior to writing Aggregated Single policies, the lender solicits single premium bids from us and other private MI companies. Because of the lower acquisition cost, the competitive bidding process and traditionally higher FICO scores associated with these policies, Aggregated Single policies have lower premiums than our Single premium policies.
While our single premium policies (including Single and Aggregated Single) currently represent the majority of our NIW and IIF, we expect the mix of our policy types could change meaningfully in future quarters. Our current long term expectation is for our total single premium polices (including Single and Aggregated Single) to collectively represent ten to twenty percent of our NIW and IIF as we expand our customer base and our business develops. Lender-paid single premiums are non-refundable and fully earned upon cancellation.
The tables on the following pages provide information on our current IIF by different metrics for the periods presented, including weighted average premiums (in basis points), FICO distributions, LTVs, premiums written and earned, average loan sizes and geographic distribution.
The table below shows NIW, IIF, RIF, policies in force, the weighted-average coverage and loans in default, by quarter, for the last five quarters, for our primary book.

Primary	For the Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(Dollars in Thousands)
New insurance written	$974,910	$429,944	$354,313	$157,568	$3,560
Insurance in force (1)	$1,812,956	$939,753	$514,796	$161,731	$4,604
Risk in force (1)	$435,722	$220,949	$115,467	$36,516	$1,196
Policies in force (1)	7,628	3,865	2,072	653	22
Weighted-average coverage (2)	24.0%	23.5%	22.4%	22.6%	26.0%
Loans in default (count)	—	1	—	—	—
Risk in force on defaulted loans	$—	$100	$—	$—	$—

(1)	Reported as of the end of the period.

(2)	End of period RIF divided by IIF.

The table below shows primary and pool IIF, NIW and premiums written and earned by policy type.

Primary and Pool
	As of and for the Three Months Ended September 30, 2014				As of and for the Three Months Ended June 30, 2014
	IIF	NIW	Premiums Written	Premiums Earned	IIF	NIW	Premiums Written	Premiums Earned
	(In Thousands)
Monthly	$690,081	$423,625	$883	$883	$277,490	$206,767	$301	$301
Single	257,557	132,973	2,771	353	125,056	97,037	2,086	224
Aggregated Single	865,318	418,312	4,666	1,323	537,207	126,140	1,292	196
Total Primary	1,812,956	974,910	8,320	2,559	939,753	429,944	3,679	721

Pool	4,822,061	—	1,341	1,341	4,936,751	—	1,372	1,372
Total	$6,635,017	$974,910	$9,661	$3,900	$5,876,504	$429,944	$5,051	$2,093

	As of and for the Three Months Ended March 31, 2014				As of and for the Three Months Ended December 31, 2013
	IIF	NIW	Premiums Written	Premiums Earned	IIF	NIW	Premiums Written	Premiums Earned
	(In Thousands)
Monthly	$73,734	$50,136	$99	$99	$24,558	$20,395	$25	$25
Single	28,020	26,518	535	56	1,790	1,790	47	7
Aggregated Single	413,042	277,659	3,150	355	135,383	135,383	1,572	166
Total Primary	514,796	354,313	3,784	510	161,731	157,568	1,644	198

Pool	5,028,677	—	1,394	1,394	5,089,517	—	1,414	1,414
Total	$5,543,473	$354,313	$5,178	$1,904	$5,251,248	$157,568	$3,058	$1,612

	As of and for the Three Months ended September 30, 2013
	IIF	NIW	Premiums Written	Premiums Earned
	(In Thousands)
Monthly	$4,604	$3,560	$6	$6
Single	—	—	—	—
Aggregated Single	—	—	—	—
Total Primary	4,604	3,560	6	6

Pool	5,171,664	5,171,664	476	476
Total	$5,176,268	$5,175,224	$482	$482
The tables below show the initial weighted average premium, in basis points, the weighted average FICO and the weighted average LTV, by policy type, for the quarter in which the policy was originated.

Weighted Average Premium
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(Shown in Basis Points)
Monthly	59	58	56	64	66
Single	208	215	205	251	—
Aggregated Single	112	102	113	116	—

Weighted Average FICO
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Monthly	746	747	749	747	762
Single	747	746	752	735	—
Aggregated Single	760	758	759	759	—

Weighted Average LTV
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Monthly	92%	93%	92%	93%	92%
Single	92	93	92	92	—
Aggregated Single	89	90	90	90	—
The table below reflects our total NIW, IIF and RIF by FICO as of September 30, 2014.

Total Portfolio	NIW		IIF		RIF
	(Dollars in Thousands)
	As of September 30, 2014
>= 740	$5,460,869	77.0%	$5,104,453	76.9%	$357,517	67.6%
680 - 739	1,431,757	20.2	1,344,541	20.3	156,291	29.6
620 - 679	200,377	2.8	186,023	2.8	15,004	2.8
<= 619	—	—	—	—	—	—
Total	$7,093,003	100.0%	$6,635,017	100.0%	$528,812	100.0%
The table below reflects our primary NIW, IIF and RIF by FICO for the 2014 and 2013 books as of September 30, 2014.

Primary - 2014 Book	NIW		IIF		RIF
	(Dollars in Thousands)
	As of September 30, 2014
>= 740	$1,160,118	65.9%	$1,106,148	65.6%	$262,386	64.6%
680 - 739	551,900	31.4	532,697	31.6	131,980	32.5
620 - 679	47,149	2.7	46,439	2.8	12,022	2.9
<= 619	—	—	—	—	—	—
Total	$1,759,167	100.0%	$1,685,284	100.0%	$406,388	100.0%

Primary - 2013 Book	NIW (1)		IIF		RIF
	(Dollars in Thousands)
	As of September 30, 2014
>= 740	$113,907	70.2%	$87,918	68.9%	$19,829	67.6%
680 - 739	47,102	29.0	38,751	30.4	9,232	31.5
620 - 679	1,163	0.8	1,003	0.7	273	0.9
<= 619	—	—	—	—	—	—
Total	$162,172	100.0%	$127,672	100.0%	$29,334	100.0%
The table below reflects our pool NIW, IIF and RIF by FICO for the 2013 book as of September 30, 2014.

Pool - 2013 Book	NIW (1)		IIF		RIF
	(Dollars in Thousands)
	As of September 30, 2014
>= 740	$4,186,844	81.0%	$3,910,387	81.1%	$75,302	80.9%
680 - 739	832,755	16.1	773,093	16.0	15,079	16.2
620 - 679	152,065	2.9	138,581	2.9	2,709	2.9
<= 619	—	—	—	—	—	—
Total	$5,171,664	100.0%	$4,822,061	100.0%	$93,090	100.0%

(1)	Represents total NIW for the year ended December 31, 2013.

The tables below reflect our average primary loan size by FICO and the percentage of our RIF by loan type.

	September 30, 2014	December 31, 2013
Average Primary Loan Size by FICO	(In Thousands)
>= 740	$241	$253
680 - 739	233	237
620 - 679	216	194
<= 619	—	—

Percentage of RIF by Loan Type	Primary	Pool
As of September 30, 2014
Fixed	94.2%	100.0%
Adjustable rate mortgages:
Less than five years	0.1	—
Five years and longer	5.7	—
Total	100.0%	100.0%

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

Total RIF by LTV	Primary			Pool
	RIF	% of Total LTV	Policy Count	RIF	% of Total LTV	Policy Count
As of September 30, 2014	(Dollars in Thousands)
95.01% and above	$2,236	0.5%	39	$—	—%	—
90.01% to 95.00%	234,174	53.7	3,583	—	—	—
85.01% to 90.00%	164,794	37.8	2,735	—	—	—
80.01% to 85.00%	34,518	8.0	1,271	—	—	—
80.00% and below	—	—	—	93,090	100.0	20,890
Total RIF	$435,722	100.0%	7,628	$93,090	100.0%	20,890

The following charts show the distribution by state of our IIF and RIF, for both primary and pool insurance. We expect to maintain a diverse insurance portfolio, and we carefully monitor and manage our exposure to risk written in any one state. As of September 30, 2014, our IIF and RIF is more heavily concentrated in California, primarily as a result of the acquisition of new customers. With these new customers, we have placed our MI on a higher proportion of mortgage loans originated in California. The distribution of risk across the states as of September 30, 2014 is not necessarily representative of the geographic distribution we expect in the future. With our expectations that we will add a significant number of new customers as we grow and receive greater allocations of business from our existing customers, we believe we will have more flexibility to manage our state concentration levels. We expect that our insurance origination mix by state will be consistent with the overall distribution of mortgage originations in the United States that require mortgage insurance.

Top 10 Primary IIF and RIF by State		IIF	RIF
As of September 30, 2014
1.	California	18.5%	18.2%
2.	Texas	6.1	6.3
3.	Florida	4.4	4.4
4.	Michigan	4.0	4.3
5.	Virginia	4.0	4.0
6.	Pennsylvania	4.0	3.8
7.	North Carolina	3.7	3.8
8.	Ohio	3.5	3.6
9.	Arizona	3.3	3.4
10.	Georgia	3.3	3.4
	Total	54.8%	55.2%

Top 10 Pool IIF and RIF by State		IIF	RIF
As of September 30, 2014
1.	California	28.6%	28.0%
2.	Texas	5.4	5.5
3.	Colorado	3.9	3.9
4.	Washington	3.9	3.8
5.	Massachusetts	3.7	3.6
6.	Virginia	3.7	3.7
7.	Illinois	3.6	3.7
8.	New York	2.9	2.9
9.	Florida	2.7	2.8
10.	New Jersey	2.7	2.7
	Total	61.1%	60.6%

Consolidated Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	(In Thousands, except for share data)
Premiums written
Direct	$9,661	$482	$19,890	$483
Net premiums written	9,661	482	19,890	483
Increase in unearned premiums	(5,761)	—	(11,993)	—
Net premiums earned	3,900	482	7,897	483
Net investment income	1,342	1,519	4,299	3,336
Net realized investment gains (losses)	134	(308)	134	172
Gain (loss) from change in fair value of warrant liability	1,240	468	3,009	(610)
Gain from settlement of warrants	—	—	37	—
Total Revenues	6,616	2,161	15,376	3,381
Expenses
Insurance claims and claims expenses	(26)	—	2	—
Amortization of deferred policy acquisition costs	47	—	108	—
Other underwriting and operating expenses	17,848	16,034	55,725	45,480
Total Expenses	17,869	16,034	55,835	45,480
Loss before income taxes	(11,253)	(13,873)	(40,459)	(42,099)
Income tax benefit	(277)	—	(1,574)	—
Net Loss	(10,976)	(13,873)	(38,885)	(42,099)

	September 30, 2014	December 31, 2013
	(In Thousands)
Total investment portfolio	$308,564	$409,088
Cash and cash equivalents	137,485	55,929
Deferred policy acquisition costs, net	1,651	90
Software and equipment, net	10,777	8,876
Other assets	7,101	7,236
Total Assets	$465,578	$481,219
Reserve for insurance claims and claims expenses	$2	$—
Accounts payable and accrued expenses	13,691	10,052
Unearned premiums	13,440	1,446
Warrant liability	3,312	6,371
Current tax payable	602	—
Deferred tax liability	133	133
Total Liabilities	31,180	18,002
Total Shareholders' Equity	434,398	463,217
Total Liabilities and Shareholders' Equity	$465,578	$481,219

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
For the nine months ended September 30, 2014, we had net premiums written of $19.9 million compared to net premiums written of $483 thousand for the nine months ended September 30, 2013. For the three months ended September 30, 2014, we had net premiums written of $9.7 million compared to net premiums written of $482 thousand for the three months ended September 30, 2013. We started writing business in April 2013, and as a result, premiums written in the three and nine months ended September 30, 2013 were substantially the same. The principal driver of the increase in premiums written in 2014 was the continued growth of our NIW and the significant development of our customer base.
For the three months ended September 30, 2014, we had net premiums written of $9.7 million and net premiums earned of $3.9 million compared to net premiums written of $5.1 million and net premiums earned of $2.1 million for the three months ended June 30, 2014. For the three months ended September 30, 2014 , we had net monthly premiums written and earned of $883.3 thousand compared to $301 thousand for the three months ended June 30, 2014. We had net single premiums written and earned of $7.4 million and $1.7 million, respectively, for the three months ended September 30, 2014 compared to net single premiums written and earned of $3.4 million and $0.4 million, respectively, for the three months ended June 30, 2014. Net single premiums earned increased as a result of an increase in single premiums written during the three months ended September 30, 2014, as well as from cancellations on lender-paid singles, where single premiums received by us are non-refundable and fully earned upon cancellation. Net pool premiums written and earned of $1.3 million was down slightly quarter over quarter due to the pay off of approximately 375 loans in the pool from June 30, 2014. We have not written any annual premiums through September 30, 2014.
As of September 30, 2014, we had 7,628 primary certificates in force and approximately 21,000 certificates in force in our pool transaction compared to 653 primary certificates in force and approximately 22,000 certificates in force in our pool transaction as of December 31, 2013.
We have incurred significant net operating losses since our inception. Our net losses were $38.9 million and $42.1 million for the nine months ended September 30, 2014 and 2013, respectively. The primary drivers of the decrease in net losses between periods were the increase in premiums earned, the increase in net investment income, and a decrease in our warrant liability, offset by the continued hiring of management and staff personnel and external and professional costs. Premiums increased as we have added new customers and existing customers have allocated more business to us. We began investing our cash during the first quarter of 2013 and continued to invest and rebalance our portfolio into the second and third quarters of 2013. As a result, our net investment income was lower for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2014. Our warrant liability decreased as a result of a decline in our stock price. Our net operating losses for the three months ended September 30, 2014 and 2013, respectively, were $11.0 million and $13.9 million and those losses are a result of the same drivers of net losses for the nine months ended September 30, 2014 and 2013.

Our total other underwriting and operating expenses for the nine months ended September 30, 2014 were $55.7 million compared to $45.5 million for the nine months ended September 30, 2013, driven primarily by expanding operations and the hiring of personnel. The following are the components of our other underwriting and operating expenses for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Payroll and related	$9,572	$6,959	$28,519	$20,548
Share-based compensation	2,173	1,968	6,875	8,827
Contract and professional services	2,304	2,556	9,217	6,178
Technology service expenses	981	1,278	3,060	3,321
Depreciation and amortization expenses	1,766	2,045	4,741	3,892
Other expenses	1,052	1,228	3,313	2,714
Total Other Underwriting and Operating Expenses	$17,848	$16,034	$55,725	$45,480
Employee compensation represents the majority of our operating expense, which includes both cash and share-based compensation. Our payroll and related expense was $28.5 million for the nine months ended September 30, 2014 and $20.5 million for the nine months ended September 30, 2013. As part of our compensation plan, certain employees were granted stock options and RSUs under our 2012 Stock Incentive Plan. Our share-based compensation expense was $6.9 million for the nine months ended September 30, 2014 and $8.8 million for the nine months ended September 30, 2013. The majority of our stock options and RSUs were awarded during 2012, with fewer awards in 2013 and 2014. The expense related to the 2012 grants is decreasing as the awards near their vesting terms. Additionally, we have not incurred the same degree of expense from the 2013 and 2014 grants, which are smaller than the 2012 grant, causing the overall share-based compensation expense to decrease year over year. We account for our stock options and RSUs under the Financial Accounting Standards Board Accounting Standards Codification ("ASC") No. 718, Compensation — Stock Compensation (“ASC 718”), which requires all compensation expense from share-based payments to be measured and recognized in the financial statements at their grant date fair values. Our payroll and related expense was $9.6 million for the three months ended September 30, 2014 and $7.0 million for the three months ended September 30, 2013. The increase was driven by the addition of new employees. Our headcount grew from approximately 120 at September 30, 2013 to 186 at September 30, 2014.
Our contract and professional services expense increased from $6.2 million for the nine months ended September 30, 2013 to $9.2 million for the nine months ended September 30, 2014, largely as a result of legal expenses and settlement costs associated with the PMI litigation. See Part II, Item 1. "Legal Proceedings." Our depreciation and amortization expense increased to $4.7 million for the nine months ended September 30, 2014 compared to $3.9 million for the nine months ended September 30, 2013, primarily from the continued development of our technology platform which has resulted in placing more assets into service and depreciating those assets accordingly.
Our total assets, comprised largely of cash and investments, were $465.6 million at September 30, 2014 compared to total assets of $481.2 million at December 31, 2013. The reduction in 2014 compared to 2013 was driven by operating costs, partially offset by premium income.
Our accounts payable and accrued expenses were $13.7 million as of September 30, 2014 and $10.1 million at December 31, 2013. The increase at September 30, 2014 was comprised primarily of unsettled trade activity as a result of rebalancing our investment portfolio beginning in the third quarter of 2014.
As of September 30, 2014, we had approximately $446 million in cash and investments of which $173 million was held at NMIH. As of September 30, 2014, the amount of restricted net assets held by our consolidated insurance subsidiaries totaled approximately $254 million of our consolidated net assets of approximately $434 million.

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	For the Nine Months Ended September 30,
	2014	2013
Net Cash (Used in) Provided by:	(In Thousands)
Operating Activities	$(19,590)	$(29,281)
Investing Activities	101,132	(420,899)
Financing Activities	14	(1,578)
Net (Decrease) Increase in Cash and Cash Equivalents	$81,556	$(451,758)
Cash used in operating activities for the nine months ended September 30, 2014 was lower compared to the same period in 2013 due primarily to the collection of premiums offset by the continued hiring of management and staff personnel, professional costs incurred in conjunction with litigation support and costs for other contract and professional services..
Cash used in investing activities for the nine months ended September 30, 2014 was lower compared to the same period in 2013 as a result primarily of investing our cash holdings in fixed income securities in the first quarter of 2013. We had very little movement in our investment portfolio during the first half of 2014. During the third quarter of 2014, we sold approximately $100 million of our investment portfolio at the holding company. We then contributed $70 million of the proceeds to NMIC in the form of cash. Prior to the third quarter of 2014, our investment portfolio consisted of A rated securities or better. During the third quarter, we made the decision to invest 10-15% of the investment portfolio in BBB securities. As of September 30, 2014 approximately 1% of the investment portfolio was invested in BBB securities, and we will invest additional amounts of the portfolio in the future as we believe appropriate.
Cash from financing activities for the nine months ended September 30, 2014 consisted primarily of taxes paid related to the net share settlement of equity awards offset by the proceeds from option exercises. During the same period in 2013, cash flows from financing also consisted primarily of taxes paid related to the net share settlement of equity awards.
Holding Company Liquidity and Capital Resources
NMIH serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. NMIH's principal liquidity demands include funds for: (i) payment of certain corporate expenses and reimbursable expenses of its insurance subsidiaries; (ii) capital support for its insurance subsidiaries; (iii) potential payments to the IRS; and (iv) the payment of dividends, if any, on its common stock. NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as NMIH, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation's capital surplus or (subject to certain limitations) recent net profits. As of September 30, 2014, NMIH's shareholders' equity was approximately $434 million.
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
We expect that cash and investments and projected cash flows from operations will provide us with sufficient liquidity to fund our anticipated growth by providing capital to increase our insurance company surplus as well as for payment of operating expenses through 2015, at which point we currently expect to consider various capital options. We anticipate that as our IIF grows, the premium revenue we receive will increase. We expect to manage our fixed operating expenses so that they grow at a much slower rate than sales over the coming years. Following 2014, as we anticipate an increase in our volume of MI business, we expect to see our underwriting and sales costs increase; however, we expect to see only marginal increases in our "back-office" corporate related costs (i.e., management, finance, legal, risk and information technology) as these areas of our business are already developed to support our revenue generating operations. We believe we have in place the majority of our fixed infrastructure that will allow us to successfully service our existing business and, as we grow, we expect only marginal increases in this infrastructure. We may choose to generate additional liquidity through the issuance of a combination of debt or equity securities, as well as consider our reinsurance options.
On March 26, 2014, NMIH contributed $20 million in cash to NMIC, and on September 18, 2014, NMIH contributed an additional $70 million in cash to NMIC. In order to support a minimum surplus of $150 million and maintain a risk-to-capital ratio under 15 to 1 through December 31, 2015 at NMIC, we expect NMIH may make additional capital contributions to NMIC from time-to-time. NMIH could be required to provide additional capital support for NMIC and Re One if additional capital is required pursuant to state insurance laws and regulations, by the GSEs or the rating agencies.
In addition to investment income, dividends from NMIC and permitted payments under our tax- and expense-sharing arrangements with our subsidiaries are NMIH's principal sources of operating cash. The expense-sharing arrangements between NMIH and its insurance subsidiaries, as amended, have been approved by the Wisconsin OCI, but such approval may be changed or revoked at any time. NMIC's ability to pay dividends to NMIH is subject to various conditions imposed by the GSEs and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. Since inception, NMIC has not paid any dividends to NMIH. As NMIC had a statutory net loss for the year ended December 31, 2013, NMIC cannot pay any dividends to NMIH through December 31, 2014, without the prior approval of the Wisconsin OCI. Additionally, under agreements with the GSEs, NMIC is not permitted to pay shareholder dividends until December 31, 2015 and, under agreements with various state insurance regulators, is not permitted to pay shareholder dividends until January 2016.
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
As of September 30, 2014, NMIC's primary RIF was approximately $435.7 million representing insurance on a total of 7,628 policies in force and pool risk-in-force was approximately $93.1 million representing insurance on a total of approximately 21,000 loans. Based on NMIC's reported total statutory capital of $240 million at September 30, 2014, NMIC's risk-to-capital ratio was 1.9:1, significantly below the contractual and regulatory maximum risk-to-capital thresholds. As our insurance writings grow and our RIF increases, our risk-to-capital ratio will increase and NMIC's risk-to-capital metrics will become more important to an evaluation of its compliance with all of the capital requirements to which it is subject. The GSEs and state insurance regulators are currently examining their respective capital requirements to determine whether in light of the recent financial crisis, changes are needed to more accurately assess mortgage insurers' ability to withstand stressful economic conditions. As discussed below under -Proposed PMIERs, the FHFA recently announced updated GSE mortgage insurer eligibility requirements that include new financial requirements. These new financial requirements prescribe a risk-based capital methodology whereby the amount of capital required to be held against each insured loan is determined based on certain risk characteristics, such as FICO, vintage (year of origination), performing vs. non-performing, LTV and other risk features. Based on a loan's risk profile, a capital charge is calculated, whereas the current state and GSE-imposed risk-to-capital ratio requirements do not distinguish between the type or quality of the risk. As a result, we believe the proposed PMIERs provide a more sound formulation of capital that needs to be held to support an MI's current risk-in-force. We believe NMIC will fully comply with the new financial requirements within the transition time period. For more discussion, see "- Proposed PMIERs," below.
The NAIC has formed a working group to explore, among other things, whether certain states' statutory capital requirements applicable to mortgage insurers should be overhauled. We, along with other MI companies are working with the Mortgage Guaranty Insurance Working Group of the Financial Condition (E) Committee of the NAIC (the "Working Group"). The Working Group will determine and make a recommendation to the Financial Condition (E) Committee of the NAIC as to what changes, if any, the Working Group believes are necessary to the solvency regulation for MI companies, including changes to the Mortgage Guaranty Insurers Model Act (Model #630). We have provided feedback to the Working Group since early 2013, and we support more robust capital standards and continue to advocate for a strong capital model. The discussions are ongoing and the ultimate outcome of these discussions and any potential actions taken by the NAIC cannot be predicted at this time. However, given our current strong capital position and having no exposure to risk written in the 2005 through 2008 book years (which we consider to be some of the poorest performing books of business ever written by the MI industry), we believe that NMIC will be well positioned to comply with new capital requirements proposed by the NAIC when they become effective.

Consolidated Investment Portfolio and Other Factors That Impact Our Consolidated Results
Our net investment income for the nine months ended September 30, 2014 was $4.3 million compared to $3.3 million for the nine months ended September 30, 2013. During the first quarter of 2013 following GSE Approval, we began investing our cash holdings in fixed income securities which provide a higher yield than cash. We continued to invest our cash holdings in fixed income securities during the remainder of 2013 according to our investment guidelines. As of September 30, 2014, we believe our portfolio conforms with our investment guidelines. The principal factors affecting our investment income include the size and credit rating of our portfolio and its net yield. As measured by amortized cost (which excludes changes in fair market value, such as those resulting from changes in interest rates), the size of our investment portfolio is mainly a function of capital raised, cash generated from (or used in) operations, such as net premiums received, and investment earnings.
Consistent with Wisconsin law, our investment policies emphasize preservation of capital, as well as total return. Based on our guidelines, our current investment portfolio is comprised almost entirely of cash and cash equivalents and fixed-income securities, all of which are investment grade. Prior to the third quarter of 2014, our investment portfolio consisted of A rated securities or better. During the third quarter, we made the decision to invest 10-15% of the investment portfolio in BBB securities. As of September 30, 2014 approximately 1% of the investment portfolio was invested in BBB securities, and we will invest additional amounts of the portfolio in the future as we believe appropriate. Our policy guidelines contain limits on the amount of credit exposure to any one issue, issuer and type of instrument. We expect to preserve the liquidity of our portfolio through diversification and investment in publicly traded securities. We plan to maintain a level of liquidity commensurate with our perceived business outlook and the expected timing, direction and degree of changes in interest rates.
The pre-tax book yield on our portfolio at September 30, 2014 was 1.2%, excluding unrealized gains and losses. Including unrealized gains and losses (net of tax), our book yield on our portfolio at September 30, 2014 was 2.1%. The book yields are calculated on our year-to-date net investment income over our average portfolio book value at September 30, 2014. We believe that the yield on our investment portfolio likely will change over time based on potential changes to the interest rate environment, the duration or mix of our investment portfolio or other factors.
The sectors of our investment portfolio, including cash and cash equivalents, at September 30, 2014 and December 31, 2013, appear in the table below:

Percentage of Portfolio's Fair Value		September 30, 2014	December 31, 2013
1.	Corporate debt securities	35%	47%
2.	U.S. Treasury securities and obligations of U.S. government agencies	19	23
3.	Asset-backed securities	12	16
4.	Cash and cash equivalents	32	12
5.	Municipal bonds	2	2
	Total	100%	100%
The ratings of our investment portfolio at September 30, 2014 and December 31, 2013 were:

Investment Portfolio Ratings	September 30, 2014	December 31, 2013
AAA	31	15
AA	10	31
A	58	54
BBB	1%	—%
Investment grade	100	100
Below investment grade	—	—
Total	100%	100%
The ratings above are provided by one or more of: Moody’s, Standard & Poor’s and Fitch Ratings. If three ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at September 30, 2014 and December 31, 2013 are shown below.

As of September 30, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses (1)	Fair Value
	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$84,445	$20	$(791)	$83,674
Municipal bonds	12,011	22	(54)	11,979
Corporate debt securities	156,875	476	(1,279)	156,072
Asset-backed securities	56,939	217	(317)	56,839
Total Investments	$310,270	$735	$(2,441)	$308,564

As of December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses (1)	Fair Value
	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$108,067	$—	$(1,461)	$106,606
Municipal bonds	12,017	1	(85)	11,933
Corporate debt securities	221,899	157	(4,799)	217,257
Asset-backed securities	74,152	114	(974)	73,292
Total Investments	$416,135	$272	$(7,319)	$409,088

(1)	There were no other-than-temporary impairment losses recorded in other comprehensive income at September 30, 2014 or December 31, 2013.
The amortized cost and fair values of available for sale securities at September 30, 2014 and December 31, 2013, by contractual maturity, are shown below.

As of September 30, 2014	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$4,114	$4,134
Due after one through five years	206,384	205,054
Due after five through ten years	28,795	28,450
Due after ten years	14,038	14,087
Asset-backed securities	56,939	56,839
Total Investments	$310,270	$308,564

As of December 31, 2013	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$—	$—
Due after one through five years	260,855	257,501
Due after five through ten years	65,687	63,440
Due after ten years	15,441	14,855
Asset-backed securities	74,152	73,292
Total Investments	$416,135	$409,088

Fair Value Measurements
Fair value measurements for items measured at fair value included the following as of September 30, 2014 and December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2014	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$38,747	$44,927	$—	$83,674
Municipal bonds	—	11,979	—	11,979
Corporate debt securities	—	156,072	—	156,072
Asset-backed securities	—	56,839	—	56,839
Cash and cash equivalents	137,485	—	—	137,485
Total Assets	$176,232	$269,817	$—	$446,049
Warrant liability	—	—	3,312	3,312
Total Liabilities	$—	$—	$3,312	$3,312

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2013	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$49,484	$57,122	$—	$106,606
Municipal bonds	—	11,933	—	11,933
Corporate debt securities	—	217,257	—	217,257
Asset-backed securities	—	73,292	—	73,292
Cash and cash equivalents	55,929	—	—	55,929
Total Assets	$105,413	$359,604	$—	$465,017
Warrant liability	—	—	6,371	6,371
Total Liabilities	$—	$—	$6,371	$6,371

There were no transfers of securities between Level 1 and Level 2 during the nine months ended September 30, 2014 or the year 2013.
The fair value of the warrants issued to FBR and MAC Financial Ltd. (which are now held by the former stockholders of MAC Financial Ltd. as a result of its liquidation) was estimated on the date of grant using the Black-Scholes option-pricing model, including consideration of any potential additional value associated with pricing protection features. The volatility assumption used, 39.0%, was derived from the historical volatility of the share price of a range of publicly-traded companies with business types similar to ours. No allowance was made for any potential illiquidity associated with the private trading of our shares. We revalue the warrant liability quarterly using a Black-Scholes option-pricing model, in combination with a binomial model and a Monte-Carlo simulation model, which is used to value the pricing protection features within the warrant. As of September 30, 2014, the assumptions used in the option pricing model were as follows: a common stock price as of September 30, 2014 of $8.65, risk free interest rate of 2.16%, expected life of 6.74 years and a dividend yield of 0%. The gain from change in fair value for the nine months ending September 30, 2014 of approximately $3.0 million is primarily due to a decrease in the price of our common stock as compared to December 31, 2013. The warrants have an exercise price of $10.00. The remaining contractual term on the warrants is 7.6 years.

Share Based Compensation
The 2012 Stock Incentive Plan (the “Plan”) was approved by the Board of Directors ("Board") on April 16, 2012 and authorized 5.5 million shares to be reserved for issuance under the Plan, with 3.85 million shares available for stock options and 1.65 million shares available for RSU grants. Options granted under the Plan are non-qualified stock options and may be granted to employees, directors and other key persons of the Company. The exercise price per share for the common stock covered by the Plan shall be determined by the Board at the time of grant, but shall not be less than the fair market value on the date of the grant. The term of the stock option grants will be fixed by the Board, but no stock option shall be exercisable more than 10 years after the date the stock option is granted. The vesting period of the stock option grants will also be fixed by the Board at the time of grant and generally is for a three year period. The estimated grant date fair values of the stock options granted during 2014 were calculated using a Black-Scholes valuation model.
The RSUs granted in 2014 were valued at our stock price on the date of grant less the present value of anticipated dividends, which is $0. As of September 30, 2014, there was $4.3 million of total unrecognized compensation cost related to non-vested RSUs compared to $4.8 million as of September 30, 2013.
On May 8, 2014, NMIH held its annual shareholder meeting, at which our shareholders voted to approve the NMIH 2014 Omnibus Incentive Plan, which authorizes us to make 4 million shares of NMIH"s class A common stock available to be granted. These shares may be either authorized but unissued shares or treasury shares.
For a further discussion on how we account for our share based compensation, see "Note 9, Share Based Compensation," included in the notes to our Financial Statements, above.
Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 35%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our effective income tax rate on our pre-tax loss was 2.5% for the three months ended September 30, 2014, compared to 0.0% for the comparable 2013 period. Our effective income tax rate on our pre-tax loss was 3.9% for the nine months ended September 30, 2014, compared to 0.0% for the comparable 2013 period.
The income tax benefit of $1.6 million for the nine months ended September 30, 2014 is related to the tax effects of unrealized gains credited to OCI. Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided in ASC 740-20-45-7 when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including OCI, in the current year. The intra-period tax allocation rules related to items charged or credited directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur. As a result of a reduction in unrealized losses credited directly to OCI during the nine months ended September 30, 2014, approximately $2.2 million of tax provision expense has been netted with current year unrealized gains in OCI, and $1.6 million of tax provision benefit was allocated to the income tax provision for continuing operations. At year-end, we expect the two amounts to be fully offsetting, and for these tax items to have no impact on net book value or cash flow. Other benefits from income taxes were eliminated or reduced by the recognition of a full valuation allowance which was recorded to reflect the amount of the deferred taxes that may not be realized.

As of September 30, 2014 and as of December 31, 2013, we have a net deferred tax liability of $0.1 million as a result of the acquisition of indefinite-lived intangibles in the MAC Acquisition for which no benefit has been reflected in the acquired net operating loss carry forwards. The tax liability incurred at the acquisition was recorded as an increase in goodwill.
Our financial statements reflect a valuation allowance with respect to our net deferred tax assets. If the valuation allowance is reduced in the future, we would recognize an income tax benefit associated primarily with the carry forward of federal net operating losses and future stock compensation tax deductions.
Under current guidance, when evaluating a tax position for recognition and measurement, an entity shall presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. The interpretation adopts (i) a benefit recognition model with a two-step approach; (ii) a more-likely-than-not threshold for recognition and derecognition; and (iii) a measurement attribute that is the greatest amount of benefit that is cumulatively greater than 50% likely of being realized. As of September 30, 2014 and as of December 31, 2013, we had no reserve for unrecognized tax benefits.

Employees
We believe our Company is an attractive, stable place of employment, given that we are a well-capitalized insurance company that has made significant progress in commencing business in the MI marketplace, allowing us to attract what we believe to be high-quality talent. We believe that our growth and future success will depend in large part on our services and the skills of our management team and our ability to motivate and retain these individuals and other key personnel. As of September 30, 2014, we had significantly developed our employee base to support our regional and national sales teams, policy acquisition and servicing, IT, and all other back-office functions. Based on the execution of our business plan, we hired a substantial number of employees since our Private Placement in April 2012 and expect to continue to add additional staff through the first half of 2015. As of September 30, 2014, we had 186 total full-time employees.
Proposed PMIERS
On July 10, 2014, the FHFA released for public input the proposed PMIERs. The PMIERs, when finalized and effective, establish operational, business, remedial and financial requirements applicable to private mortgage insurers that insure residential mortgages owned or guaranteed by Fannie Mae and Freddie Mac, i.e., Approved Insurers. (Italicized terms have the same meaning that such terms have in the draft PMIERs, as described below.) We believe that the draft PMIERs will help restore confidence in an industry affected by the recent housing crisis. We also believe a strong and financially sustainable private mortgage insurance industry is a key component of a healthy residential mortgage market and that NMIC is well positioned under the PMIERs to continue to serve the growing demand for private MI.
In an Overview of the draft PMIERs published concurrently with release of the revised eligibility standards, the FHFA announced that the PMIERs will take effect 180 days following the publication date of final PMIERs (the “Effective Date”). The Overview further provides that prior to the Effective Date, each private mortgage insurer shall either (i) certify to the GSEs that it fully complies with the PMIER financial requirements as of the Effective Date, or (ii) obtain GSE approvals on a transition plan detailing how it will comply with the financial requirements not later than 2 years following the publication date (the “Compliance Date”). We understand that each GSE will publish its own set of PMIERs and that final publication will occur late this year or during the first half of next year, making the Effective Date sometime in 2015. As of the Effective Date, each MI, including NMIC, will have to comply with the financial requirements or have a GSE-approved transition plan in place.
Under the proposed PMIER financial requirements, an approved insurer must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) the total risk-based required asset amount. The total risk-based required asset amount for an approved insurer is a function of its direct risk-in-force (net risk-in-force for certain qualifying reinsurance arrangements) and the risk profile of all loans it has insured as of any determination date. It is calculated by applying the applicable risk-based required asset factor to the risk-in-force under each insured loan and summing over all loans, subject to a floor equal to 5.6% of total risk-in-force. The proposed risk-based required asset factors, which are set forth in tables contained in the draft PMIERs, vary over several risk dimensions including loan-to-value, FICO credit score, vintage, and loan status, i.e., performing or non-performing. In addition, there are surcharges for some non-GSE eligible performing loans that have certain risk characteristics, such as those underwritten with less than full documentation, non-owner occupied, non-fully amortizing or those in which the debt to income ratio exceeds 43%.
As of September 30, 2014, on a consolidated basis, the Company has available assets as defined by the draft PMIERs of approximately $446 million, but only $273 million of the available assets are at NMIC, including the available assets of Re One. Therefore, if the draft PMIERs took effect as of September 30, 2014, NMIH would need to contribute substantially all of its capital to NMIC to be in compliance. Even if NMIH contributed substantially all of its capital to NMIC, it is likely that NMIC's available assets will fall below $400 million on the Effective Date. Therefore, assuming the PMIERs are finalized and published as anticipated, we expect that NMIC will submit a transition plan to the GSEs within 90 days of the Effective Date detailing how NMIC will fully comply with the PMIERs on the Compliance Date. Any transition plan will likely include raising additional capital prior to the Compliance Date, which is consistent with the Company’s previous guidance regarding the timing of future capital raises to fund growth in the business, which we expect to occur after 2015. Additionally, with periodic capital contributions from NMIH, we expect NMIC's available assets will exceed the total risk-based required asset amount through the end of 2015. If the draft PMIERs were adopted as drafted today, we expect that the amount of capital we would have to hold under our pool insurance agreement with Fannie Mae would be significantly reduced. We discuss the current and expected capital requirements for this pool transaction above in "- New Insurance Written, Insurance in Force and Risk in Force - Fannie Mae Pool Transaction."
The public comment period for the PMIER's closed on September 8, 2014, and we, along with other industry participants, provided comments to the FHFA, which are publicly available on the FHFA's website. Our comments, the FHFA's website and information contained on or accessible through the FHFA's website are not incorporated by reference into this report. We believe there should be consideration in available assets for future earned premium from all of an approved insurer’s IIF. We also requested clarification in the PMIERs as to how insured business for particular book years will be treated as the book ages, as we believe that charges under applicable risk-based required asset factors should recognize the lower conditional probability of default as vintages age. We further expect that the risk-based required asset factor charges for delinquent loans will be reassessed as today’s crisis-era delinquencies reach resolution. We also had additional comments on other provisions contained in the draft PMIERs.
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
In addition, in connection with the FHFA's mandate that the GSEs align their mortgage insurer eligibility standards, the GSEs have imposed minimum standards for mortgage insurer master policies, including standards related to limitations on insurers' rescission rights. To comply with the GSEs' master policy requirements, we and our competitors have filed new master policies with state insurance regulators. As of the date of this report, NMIC's new master policy has been approved in 50 states and the District of Columbia. On October 1, 2014, NMIC began insuring loans under its new master policy with respect to approved mortgage insurance applications it receives on and after October 1, 2014.

GSE Reform
The increased role that the federal government has assumed in the residential mortgage market through the FHFA's conservatorship of the GSEs may increase the likelihood that the business practices of the GSEs change in ways that affect the MI industry. Since 2011, there have been numerous legislative proposals intended to scale back the GSEs, however, no legislation has been enacted to date. Passage of currently proposed GSE reform legislation is uncertain and could change through the legislative process, which could take time, making the actual impact on us and our industry difficult to predict.
Competition
The MI industry is highly competitive and currently consists of seven private mortgage insurers, including NMIC, as well as governmental agencies like the Federal Housing Administration ("FHA") and the Veterans Administration ("VA").
Private MI
The MI industry has recently been in a state of flux, with some existing companies exiting and new companies entering the space. In 2009, a new MI company was formed and started writing MI in 2010. We began writing MI in April of 2013. In January 2014, an existing reinsurance company completed its acquisition of an existing MI company that had been serving credit unions only, with the intention to expand its operations to serve the entire mortgage market. In addition, an existing MI company that had previously stopped writing MI business had announced its intent to attempt to resume its MI operations, which as of the date of this report have not been successful. Given this dynamic, we expect that there will be pressure in the coming years for industry participants to establish, grow or maintain their market share.
We believe that we have an advantage in the marketplace as a result of our strong capital position and competitive terms of coverage. We expect that this advantage will translate to increasing our market share in the near term. Our competitors' share of the private MI market at June 30, 2014 varied from a low of approximately 2% to a high of approximately 26%. In general, we expect the total origination market to decline in 2014. However, within the total market of low-down payment loan originations, we expect the overall private MI penetration rate to increase as the FHA continues to scale back. See "Competition with FHA," below. Because we remain in the early stages of our initial growth phase, we continue to add new customers, and we believe that our existing customers will begin to allocate more of their business to us for placement of our MI. Consequently, even with a decline in the total origination market in 2014 compared to 2013, we expect that our business and share of the private MI market will continue to grow, as reflected in the trend of our NIW and growing IIF.
Competition with FHA
The FHA, which is part of the federal U.S. Department of Housing and Urban Development, substantially increased its share of the total combined private and governmental mortgage insurance market beginning in 2008. We believe that the FHA's market share increased, in part, because private mortgage insurers tightened their underwriting guidelines (which led to increased utilization of the FHA's programs) and because of increases in the amount of loan level delivery fees that the GSEs assess on loans (which result in higher costs to borrowers). We believe that federal legislation and programs that were adopted as emergency measures to support the declining housing market provided the FHA with greater flexibility in establishing new products and resulted in increased market share for the FHA. During 2011, the FHA's market share began to gradually decline. In part, we believe the decline in the FHA's market share has been driven by multiple increases in the FHA's mortgage insurance premium rates and upfront fees since 2010, as well as greater availability of private capital with new entrants to the MI sector, such as us. We believe that the FHA's current premium pricing, when compared to our current premium pricing allows us to be competitive with the FHA for loans where borrowers' FICO scores are above 680.

The below table shows the declining market share of the FHA/VA and the rising market share of private MI.

(1)	Home Affordable Refinance Program ("HARP")

We believe the MI industry will continue to recover market share from the FHA as it pulls back and permits more private capital to return to the market.
Other Items
Off-Balance Sheet Arrangements and Contractual Obligations
We had no off-balance sheet arrangements at September 30, 2014. There are no material changes outside the ordinary course of business in the contractual obligations specified in our 2013 Form 10-K.
Geographic Dispersion
We intend to build a geographically diverse portfolio and avoid geographic concentrations that might expose us to undue risk.  Risk will be managed by establishing targets and limits for new origination mix and/or portfolio limits.  Therefore, aside from the impact of market restrictions, we desire that our insurance origination mix by region be consistent with the overall distribution of mortgage originations in the United States that require mortgage insurance.  We currently have no geographic market restrictions in place.
On an ongoing and recurring basis, we evaluate changing market conditions to determine if it is appropriate to establish, tighten, loosen or eliminate lending restrictions established by geographic area.  The evaluation includes factors such as historical performance and the historical performance of other market participants, forward-looking projections for key risk drivers, estimated impact on loss performance, and existing portfolio concentrations.  Consistent with our governance processes, the geographic concentrations are monitored on an ongoing basis and changes to market restrictions will be reviewed and adopted as needed.

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
At September 30, 2014, the duration of our fixed income portfolio, including cash and cash equivalents, was 2.28 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 2.28% in fair value of our fixed income portfolio.  Excluding cash, our fixed income portfolio duration was 3.24 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.24% in fair value of our fixed income portfolio.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2014, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
See disclosure regarding the PMI Complaint in Note 11, Litigation to the Financial Statements, above.

Item 1A. Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 ("Form 10-K") and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 ("Form 10-Q"). We are not aware of any material changes in our risk factors from the risk factors disclosed in our Form 10-K and Form 10-Q. You should carefully consider the risks described herein, in our Form 10-K and in our Form 10-Q, which could materially and negatively affect our business, financial condition and/or operating results. The risks described herein, in our Form 10-K and Form 10-Q are not the only risks we face, as there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial which may in the future adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits
An index to exhibits has been filed as part of this report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
November 6, 2014	By: /s/ John (Jay) M. Sherwood, Jr.
Name: John (Jay) M. Sherwood, Jr. Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

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
10.2
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Restricted Stock Unit Award Agreement for Chief Executive Officer and Chief Financial Officer (incorporated herein by reference to Exhibit 10.2 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.3
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Restricted Stock Unit Award Agreement for Management (incorporated herein by reference to Exhibit 10.3 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.4
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Restricted Stock Unit Award Agreement for Directors (incorporated herein by reference to Exhibit 10.4 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.5
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement for Chief Executive Officer and Chief Financial Officer (incorporated herein by reference to Exhibit 10.5 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.6
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement for Management (incorporated herein by reference to Exhibit 10.6 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.7
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement for Directors (incorporated herein by reference to Exhibit 10.7 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.8
Employment Agreement by and between NMI Holdings, Inc. and Bradley M. Shuster, dated March 6, 2012 (incorporated herein by reference to Exhibit 10.8 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.9
Amendment to Employment Agreement by and between NMI Holdings, Inc. and Bradley M. Shuster, dated April 24, 2012 (incorporated herein by reference to Exhibit 10.9 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

i

Exhibit Number	Description
10.10
Employment Agreement by and between NMI Holdings, Inc. and Jay M. Sherwood, dated March 6, 2012 (incorporated herein by reference to Exhibit 10.10 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.11
Amendment to Employment Agreement by and between NMI Holdings, Inc. and Jay M. Sherwood, dated April 24, 2012 (incorporated herein by reference to Exhibit 10.11 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.12
Letter Agreement by and between NMI Holdings, Inc. and Stanley M. Pachura, dated April 26, 2012 (incorporated herein by reference to Exhibit 10.12 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.13
Form of Indemnification Agreement between NMI Holdings, Inc. and certain of its directors (incorporated herein by reference to Exhibit 10.13 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.14+
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
The following financial information from NMI Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2014 and December 31, 2013
(ii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three and nine months ended September 30, 2014 and 2013
(iii) Condensed Consolidated Statements of Changes in Common Shareholders' Equity (Unaudited) for the nine months ended September 30, 2014 and the year ended December 31, 2013
(iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2014 and 2013, and
(v) Notes to Condensed Consolidated Financial Statements (Unaudited)

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