Form 10-K
period 2014-12-31
NMI Holdings, Inc.
filed 2015-02-20
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-36174
NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	45-4914248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Powell Street, Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

(855) 530-6642
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A Common Stock, $.01 par value per share	NASDAQ Stock Market LLC

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
YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", “accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the calculated aggregate market value of common stock held by non-affiliates was $546,126,819.

The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on February 16, 2015 was 58,519,558 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2014.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the U.S. Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward looking. These statements are often, but not always, made through the use of words or phrases such as "anticipate," "believe," "can," "could," "may," "predict," "potential," "should," "will," "estimate," "plan," "project," "continuing," "ongoing," "expect," "intend" or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. All forward looking statements are necessarily only estimates of future results, and actual results may differ materially from expectations. You are, therefore, cautioned not to place undue reliance on such statements which should be read in conjunction with the other cautionary statements that are included elsewhere in this report. Further, any forward looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. We have based these forward looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy and financial needs. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward looking statements including, but not limited to:

•	our limited operating history;

•	our future profitability, liquidity and capital resources;

•	developments in the world's financial and capital markets and our access to such markets;

•	retention of our existing certificates of authority in each state and the District of Columbia ("D.C.") and our ability to remain a mortgage insurer in good standing in each state and D.C.;

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
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors described in this report in Part I, Item 1A, "Risk Factors," in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report, including the exhibits hereto.

PART I

Item 1. Business
General
NMI Holdings, Inc. ("NMIH" or the "Company") is a Delaware corporation, incorporated in May 2011, and, through its subsidiaries, provides private mortgage guaranty insurance (which we refer to as "mortgage insurance" or "MI"). Unless expressly indicated or the context requires otherwise, the terms "we," "our," "us" and "Company" in this document refer to NMIH and its wholly owned subsidiaries on a consolidated basis. Our primary insurance subsidiary, National Mortgage Insurance Corporation ("NMIC"), is a qualified MI provider on loans purchased by Fannie Mae and Freddie Mac (collectively the "GSEs") and is licensed in all 50 states and D.C. to issue mortgage insurance. Our reinsurance subsidiary, National Mortgage Reinsurance Inc One ("Re One"), solely provides reinsurance to NMIC on certain loans insured by NMIC, as described in Note 13, Statutory Information, below. Our stock trades on the NASDAQ Stock Market LLC ("NASDAQ") under the symbol "NMIH."
MI protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who generally make down payments of less than 20% of the home's purchase price. By protecting lenders and investors from credit losses, we help facilitate the availability of mortgages to prospective, primarily first-time, U.S. home buyers. MI also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to the GSEs. We are one of seven companies in the United States ("U.S.") who offer MI. Our business strategy is to become a leading national MI company with our principal focus on writing insurance on high quality, residential mortgages in the U.S.
We are a fully operational MI company that began writing business in April 2013. In 2014, we continued to make progress achieving our goals, through the addition of new customers and becoming licensed to write MI nationwide. We had 735 master policy holders in 2014, compared to 305 in 2013. Of those master policy holders, 37.7% were delivering business in 2014, compared to 7.2% delivering business in 2013. Primary new insurance written ("NIW") as of December 31, 2014 and December 31, 2013 was $3.5 billion and $162.2 million, respectively. In addition, we had $5.2 billion of NIW related to our pool deal with Fannie Mae in 2013. We had total insurance-in-force ("IIF") of $8.1 billion and total risk-in-force ("RIF") of $894.7 million as of December 31, 2014.
Our principal office is located at 2100 Powell Street, 12th floor, Emeryville, CA 94608. Our main telephone number is (855) 530 - NMIC (6642), and our website is www.nationalmi.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). In addition, a written copy of the Company's Business Conduct Policy, containing our code of ethics that is applicable to all of our directors, officers and employees, is also available on our website. Information contained or referenced on our website is not incorporated by reference into, and does not form a part of, this report.
Overview of the Private Mortgage Insurance Industry
The modern MI industry was established in the late 1950s to provide a private market alternative to federal government insurance programs, principally the Federal Housing Administration ("FHA"). The industry mitigates mortgage credit risk within the residential mortgage lending system, supports increased levels of homeownership, offers liquidity and process efficiencies for lenders and provides consumers with lower-cost products and increased choice of mortgage and homeownership options.
The MI industry has from time to time experienced catastrophic losses. Prior to the 2005-2010 cycle of such losses, the last time that private mortgage insurers experienced substantial losses of this nature was in the mid-to-late 1980s. The most recent mortgage crisis had a profound negative effect on the operating results and capital position of the MI industry and some companies were forced into receivership and ceased writing new business while others in the industry raised capital in the public markets or entered into reinsurance agreements to continue to write new business.
Prior to the recent financial crisis, private mortgage insurers accounted for the majority of the insured mortgage origination market. To stabilize the disruption in the housing market resulting from the financial crisis, the Federal government, among other things, significantly expanded its role in the mortgage insurance market. Government agencies, including the FHA and the Veterans Administration ("VA"), insured increasing percentages of the market as incumbent private insurers came under significant financial stress. The private mortgage insurance industry has significantly recovered, capturing an increasing share of the total insured market and thereby leading to higher private mortgage insurance penetration of the total mortgage origination market. These previous gains have been driven in part by the improved financial position of legacy insurers, the influx of private capital into the sector to support new entrants like NMIC and the FHA's decision to increase its mortgage insurance premium rates and upfront fees multiple times since 2010. Recent action by the Obama administration to reduce the FHA's premium rates has made it difficult to predict whether this market share shift from governmental agencies to private mortgage insurance will continue at the same pace it has since 2010. For a discussion of the government agencies' combined market share and the FHA's recent rate reduction announcement, see "- Sales and Marketing and Competition - Competition" below.
The graph below shows the private mortgage insurance penetration rates, which represents private mortgage insurance NIW (excluding activity under the Federal Home Affordable Refinance Program ("HARP")) to total U.S. residential mortgage origination volume.
Private MI NIW ($ in billions)

(1)	The dotted line and light gray shading in 2014 represent National MI's estimate.
Source: Inside Mortgage Finance ©, November 14, 2014 www.insidemortgagefinance.com
GSEs
The GSEs are the principal purchasers of the mortgages insured by MI companies, primarily as a result of their governmental mandate to provide liquidity in the secondary mortgage market. Freddie Mac's and Fannie Mae's federal charters prohibit the GSEs from purchasing a low down payment loan, unless the loan is insured by a qualified mortgage insurer, the mortgage seller retains at least a 10% participation in the loan or the seller agrees to repurchase or replace the loan in the event of a default. As a result, the nature of the private mortgage insurance industry in the U.S. is driven in large part by the requirements and practices of the GSEs, which include:

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

On September 6, 2008, the Federal Housing Finance Agency ("FHFA") used its authorities to place the GSEs into conservatorship. As the GSEs' conservator, the FHFA has the authority to control and direct the GSEs' operations and the FHFA's policy objectives can result in changes to the GSEs' requirements and practices. The placement of the GSEs into the conservatorship of the FHFA has also increased the likelihood that the U.S. Congress will act to address the role and purpose of the GSEs in the U.S. housing market and potentially legislate structural and other changes to the GSEs and the functioning of the secondary mortgage market. For additional discussion of GSE and housing finance reform, see below in "Regulation - Other U.S. Regulation - Housing Finance Reform."
Each GSE maintains its own private mortgage insurer eligibility requirements (the "Eligibility Requirements") applicable to approved mortgage insurers, which they have been in the process of revising since mid-2010. As discussed below under "Regulation - U.S. Mortgage Insurance Regulation - GSE Eligibility Requirements," the FHFA released for public input proposed updated Private Mortgage Insurer Eligibility Requirements ("PMIERs"), that when adopted will replace the Eligibility Requirements. We believe that each GSE will publish its own set of PMIERs and that final publication will likely occur during the first half of 2015.
Mortgage Insurance
The U.S. residential mortgage market is one of the largest in the world, with over $9.9 trillion of debt outstanding as of September 30, 2014, and includes a range of private and government sponsored participants. Private industry participants include mortgage banks, mortgage brokers, commercial, regional and investment banks, savings institutions, credit unions, REITs, mortgage insurers and other financial institutions. Public participants include government agencies such as the FHA, VA and Ginnie Mae, and government-sponsored enterprises such as the GSEs. The overall U.S. residential mortgage market encompasses both primary and secondary markets. The primary market consists of lenders originating home loans to borrowers and includes loans made to support home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions buying and selling mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities.
Residential MI protects mortgage lenders and investors in the event of borrower default, by reducing and, in some instances, eliminating the resulting credit loss to the insured institution. By mitigating losses as a result of borrower default, mortgage insurance facilitates the origination of "low down payment" mortgages, which are mortgages to borrowers who make down payments of less than 20% of the value of the homes. Mortgage insurance also may reduce the capital that financial institutions are required to hold against insured loans and facilitates the sale of low down payment mortgage loans in the secondary mortgage market, primarily to the GSEs. NMIC's residential mortgage insurance products primarily provide first loss protection on loans originated by residential mortgage lenders and sold to the GSEs and, to a lesser extent, on low down payment loans held by portfolio lenders. NMIC offers the two principal types of MI, "primary" and "pool" which we discuss further below. We expect that most of the insurance that we write will be primary insurance.
Primary Mortgage Insurance
Primary mortgage insurance provides mortgage default protection on individual loans at specified coverage percentages. Primary business is typically offered in one of two ways, either on a "flow" or "non-flow" basis. Mortgage insurers place flow mortgage insurance coverage as loan originations occur, one loan at a time. A non-flow transaction occurs when mortgage insurance coverage is placed on more than one loan and typically after the loans have been originated. We currently offer both types of primary mortgage insurance products to our customers. Our maximum obligation to an insured with respect to a claim is generally determined by multiplying the coverage percentage selected by the insured by the loss amount on the defaulted loan. The loss amount on an insured loan includes unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure or sale of the property, all as specified in our master mortgage insurance policy (the "master policy"). At the time of a claim, we will typically pay the coverage percentage of the claim amount specified in the primary policy, but have the option to (i) pay 100% of the claim amount and acquire title to the property, or (ii) in the event the property is sold prior to settlement of the claim, pay the insured's actual loss up to the maximum level of coverage. We expect that most of our primary insurance will be written on first mortgage loans secured by owner occupied single-family homes, which are defined as one-to-four family homes and condominiums. To a lesser extent, we may also write primary insurance on first mortgages secured by non-owner occupied single-family homes, which are referred to in the home mortgage lending industry as investor loans, and on vacation or second homes.
IIF is the unpaid principal balance of insured loans. RIF is the product of the coverage percentage multiplied by the unpaid principal balance. Lenders that purchase our mortgage insurance select specific coverage levels for insured loans. For loans sold to Fannie Mae or Freddie Mac, the coverage percentage must comply with the requirements established by the particular GSE to which the loan is delivered. For other loans, the lender makes the determination. We expect our risk across all policies written to approximate 25% of the primary IIF but will vary between 6% and 35% coverage. In general, we structure our premium rates so that they increase as the coverage percentage increases, to account for relatively increased levels of risk that are present as the coverage percentages increase. Higher coverage percentages generally result in greater amounts paid per claim relative to policies with lower coverage percentages.
Depending on the requirements of the loan instrument and the lender, the premium payments for primary MI coverage may either be paid by the borrower or the lender. Premium payments borne by the borrower and paid to the lender are referred to as borrower paid mortgage insurance ("BPMI"). Premium payments made directly by the lender are referred to as lender paid mortgage insurance ("LPMI"). The lender may structure the loan transaction to recover LPMI premiums through an increase in the note rate on the mortgage or higher origination fees. In general, premium received on LPMI business is non-refundable. In either case, the payment of premium to us is the responsibility of the insured (i.e., the lender) and not the borrower.
Our premium rates are based on rates and rating rules that we have filed with the various state insurance departments. To establish these rates, we use pricing models that assess risk across a spectrum of variables, including coverage percentages, loan-to-value ("LTV") ratios, loan and property attributes, and borrower risk characteristics. Premium rates cannot be changed after the issuance of coverage. However, we review every loan and through this review process confirm underwriting eligibility, either prior to loan closing in the non-delegated channel or through a post-closing underwriting review in the delegated channel. Based on this review, we may re-price. Because we believe that over the long term, each region of the U.S. is subject to similar factors affecting risk of loss on insurance written, we generally utilize a nationally based, rather than a regional or local, premium rate policy for insurance written on a flow basis. We have discretion under our rates and rating rules to offer discounts, and we may choose to offer such discounts for certain high quality business.
In general, premiums are calculated as basis points of the unpaid principal balance of an insured loan. We have four premium plans:

•	single — the insured pays all premium up front at the time coverage is placed.

•
annual — the insured pays premium at the time coverage is placed for the first 12 months of coverage. To maintain coverage, the insured subsequently pays renewal premiums for successive 12 month periods, with such renewals due prior to the expiration of the then applicable 12 month period;

•	monthly — coverage begins and the insured pays premium for the first month of coverage on the loan close date. We subsequently bill the insured each month for the next month's coverage; and

•
Monthly Advantage® — coverage begins as of the loan close date, and when we receive notice of such close date, we subsequently bill the insured for the previous month of coverage and each month thereafter, the insured pays premium for the prior month of coverage.

In general, we may not terminate MI coverage except in the event there is non-payment of premiums or certain material violations of our master policy; although, as discussed below, the terms of our master policy restrict our rescission rights when certain criteria are met. Mortgage insurance coverage is renewable at the option of the insured lender, at the renewal rate fixed when the loan was initially insured. Lenders may cancel insurance written at any time at their option or because of mortgage repayment, which may be accelerated because of the refinancing of mortgages. To the extent those cancellations are on LPMI business, we recognize any remaining unearned premium immediately. In the case of a loan purchased by the GSEs, their guidelines generally provide that a borrower meeting certain conditions may require the mortgage servicer to cancel insurance upon the borrower's request when the principal balance of the loan is 80% or less of the property's current value. The federal Homeowners Protection Act of 1998 ("HOPA") also requires the automatic termination of BPMI on most loans when the LTV ratio (based upon the loan's amortization schedule) reaches 78%, and provides for cancellation of BPMI upon a borrower's request when the LTV ratio (based on the original value of the property) reaches 80%, upon satisfaction of the conditions set forth in the HOPA. In addition, some states impose their own notice and cancellation requirements on mortgage loan servicers.
National MI TrueGuide® and SafeGuard® Solutions
We believe National MI's products and services provide our lender customers with a transparent and efficient method of securing primary mortgage insurance. Our underwriting guidelines, National MI TrueGuide®, reflect what we believe are clear and straightforward eligibility requirements that are easy for our customers to understand. Through National MI SafeGuard®, we agree that we will not rescind or cancel coverage of an insured loan for material borrower misrepresentation or underwriting defects after a borrower timely makes the first 12 monthly payments, subject to our confirmation of coverage eligibility, as discussed below under "- Underwriting."  In addition, if a borrower makes the first 12 payments in a timely manner, we have agreed to limitations on our ability to initiate an investigation of fraud or misrepresentation by our insureds or any other party involved in the origination of an insured loan, which we collectively refer to in our master policy as a "First Party."  We refer to these provisions of our master policy as "rescission relief."  Until October 1, 2014, we believe that most MI companies' standard approach was to provide rescission relief with respect to underwriting defects and investigation of First Party fraud or misrepresentation after 36 months of full and timely consecutive monthly payments.  As of October 1, 2014, we believe all MI companies offer a form of 12-month rescission relief.
Pool Insurance
Pool insurance is generally used as an additional "credit enhancement" or "risk-sharing" strategy for certain secondary market mortgage transactions. Pool insurance generally covers the excess of loss on a defaulted mortgage loan that exceeds the claim payment under the primary MI coverage, if such loan has primary coverage, as well as the total loss on a defaulted mortgage loan that did not have primary coverage. Pool insurance may have a stated aggregate loss limit for a pool of loans and may also have a deductible under which no losses are paid by the mortgage insurer until the insured's losses on the pool of loans exceed the deductible. As described below in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Operating Results - Start-up Operations - New Business Writings," NMIC entered into a pool agreement with Fannie Mae.
Customers
Our sales strategy is focused on attracting and retaining as customers mortgage originators in the U.S. that fall into two distinct categories, which we refer to as "National Accounts" and "Regional Accounts." We define National Accounts as the most significant residential mortgage originators as determined by volume of their own originations as well as volume of insured business they may acquire from other originators through their correspondent channels. These National Accounts generally originate loans through their retail channels as well as purchase loans originated by other entities, primarily mortgage originators who we would classify as Regional Accounts, as described below. National Accounts may sell their loans to the GSEs or private label secondary markets or securitize the loans themselves. We service these customers with a specialized team of National Account sales professionals who have experience supporting and developing business from this segment. The Regional Accounts originate mortgage loans on a local or regional level throughout the country. Some of these Regional Accounts have origination platforms across multiple regions; however, their primary lending focus is local. They sell the majority of their originations to National Accounts, but Regional Accounts may also retain loans in their portfolios or sell portions of their production directly to the GSEs. Our nationwide and regional sales teams address the Regional Accounts segment of the market.
During the year ended December 31, 2014, we received NIW from 277 National and Regional Accounts. The GSEs, as major purchasers of conventional mortgage loans in the United Sates, are the primary beneficiaries of our mortgage insurance coverage. Revenues from our customers have been generated in the U.S. only.
Customers exceeding 10% of consolidated revenues
In 2014, the premiums earned by NMIC from each of Fannie Mae (pool transaction) and Quicken Loans Inc. exceeded 10% of our consolidated revenues. The loss of these customers could have a material adverse impact on our financial condition and results of operations.
Sales and Marketing and Competition
Sales and Marketing
Our sales and marketing efforts are designed to establish and maintain quality customer relationships through effective communication of our product offerings. Our sales force is strategically deployed throughout the U.S. to directly service our National and Regional accounts. We support our sales force and seek to increase acquisition of new customers by targeted product development, improving our brand awareness through advertising and marketing campaigns, website enhancements, mobile technology and sponsorship of industry and educational events. NMIC's product development and marketing department has primary responsibility for the creation and launch of our MI products. In 2014, we expanded our sales force by hiring qualified mortgage professionals that generally have well-established relationships with industry leading lenders and significant experience in both MI and mortgage lending.
Competition
Our competition includes other private mortgage insurers, governmental agencies that sponsor government-backed mortgage insurance programs and alternatives to credit enhancement products, such as piggy-back loans or other risk sharing arrangements. The U.S. MI industry is highly competitive, and currently consists of seven active private mortgage insurers, including NMIC, Mortgage Guaranty Insurance Corporation ("MGIC"), Radian Guaranty Inc. ("Radian"), United Guaranty Corporation ("UGI"), a division of American International Group, Inc., Genworth Mortgage Insurance Corporation ("Genworth"), Essent Guaranty ("Essent") and Arch Mortgage Insurance Company ("Arch").

With seven private MI companies actively competing for business from the same residential mortgage originators, it is important that we continue to differentiate ourselves from the other companies who sell substantially similar products as ours. We compete with other private mortgage insurers based on our financial strength, underwriting guidelines, information security, product features, pricing, operating efficiencies, customer relationships, name recognition, reputation, the strength of management teams and field organizations, comprehensiveness of databases covering insured loans, effective use of technology, innovation in the delivery and servicing of insurance products and ability to execute.
We and other private mortgage insurers also compete directly with federal and state governmental and quasi-governmental agencies that sponsor government-backed mortgage insurance programs, principally the FHA and, to a lesser degree, the VA. These agencies' market share declined during each of the years in the three-year period ended December 31, 2014, from 68% to 63% to 58%, respectively, of low down payment residential mortgages that were subject to governmental and private mortgage insurance. While declining from a high of approximately 85% in 2009, the market share of governmental agencies remains substantially above the low of approximately 23% in 2007, according to statistics reported by Inside Mortgage Finance. The combined market share of the FHA and VA has decreased each year since 2010, a trend that we believe has been positive for the MI industry. In our view, this decrease may have been influenced by the relative ease of use of private MI compared to FHA products, as well as previous increases in the cost of FHA insurance, stricter FHA guidelines and the inability of the borrower to cancel FHA mortgage insurance. Although there has been broad policy consensus toward the need for private capital to play a larger role and government credit risk to be reduced in the U.S. housing finance system, recent action by the current administration has made it difficult to predict whether the market share of these governmental agencies will continue to recede at the same pace it has since 2010. On January 26, 2015, the FHA reduced its single-family annual mortgage insurance premiums by 50 basis points. It is difficult to predict what, if any, material impact this premium reduction will have as there are factors beyond premium rate that influence a lender's decision to choose private MI over FHA insurance, including among others, relative ease of use of private MI products compared to FHA products.
In addition to competition from the FHA and the VA, we and other private mortgage insurers face competition from state-supported mortgage insurance funds in several states, including California and New York. From time to time, other state legislatures and agencies may consider expanding the authority of their state governments to insure residential mortgages.
Underwriting
The terms of our mortgage insurance coverage are governed by our master policy, which we issue to each lender with which we do business. The master policy sets forth the general terms and conditions of our MI coverage. Our primary mortgage insurance coverage is placed through our delegated and non-delegated programs. Through our underwriting solution, National MI TrueInsightSM , we currently underwrite every loan we insure by confirming coverage eligibility, either prior to loan closing in our non-delegated channel or through a post-closing underwriting review in our delegated channel, which we refer to as our "Delegated Assurance Review" or "DAR" process. DAR provides an underwriting review of each mortgage insurance decision made by our customers under their delegated authority. Our DAR process differentiates us from other MI companies, which typically underwrite a sampling of policies originated through their delegated underwriting channels. With our current underwriting strategy, we believe we can more effectively manage the risk characteristics in our portfolio and provide a high level of confidence to our lenders that valid claims will be paid. We believe this process provides our customers with timely, value-added feedback on the risk characteristics of their loan originations.
Non-Delegated Program
Through our non-delegated channel, we underwrite the insurance application and provide a response to the lender, prior to the loan closing. To obtain mortgage insurance on a loan, a master policyholder submits an insurance application to us, along with documentation we require to support loan qualification for mortgage insurance. We do not provide primary MI in instances where the lender has waived certain documentation requirements, such as written verification of employment and proof of source of funds for closing. Our underwriters review all materials submitted to us and render an insurance decision, typically within 24 to 48 hours, depending on the MI application volume.
In addition to our non-delegated underwriter employees located at our corporate headquarters and remotely across the country, we have entered into agreements with third-party underwriting service providers ("USPs") under which they underwrite the mortgage insurance decision on certain loans for us, consistent with our underwriting guidelines and subject to the terms of the outsourcing agreements. Our USPs share in the daily underwriting of mortgage insurance applications submitted to us, depending on the volume and with targeted assignments of particular loans to particular USPs, to ensure timely response-times to lenders. These USPs use AXIS, our insurance management system, and are trained to follow the same process outlined above that our own employees follow when they render an insurance decision. Any underwriting decisions requiring escalation or a second review will be referred back to management for decision making.

We have vendor management processes in place to manage the risk associated with outsourcing a component of our underwriting functions. In collaboration with the USP's management team, we monitor the USP's day-to-day underwriting of mortgage insurance decisions. We also review the qualifications of the USP's underwriters and provide system and guideline training to ensure the USP's underwriting philosophy is consistent with ours. We perform regular quality control reviews of each USP's performance, and our agreements with the USPs require them to give us access to the results of their internal quality control reviews. Underwriters with unacceptable performance will be carefully monitored with specific action plans, and our agreements provide for their timely replacement with 30 days' notice.
Delegated Program
Through our delegated program, if deemed eligible by us, certain loan originators may bind our mortgage insurance coverage following their own underwriting reviews. We permit delegated underwriting with lenders that have a track record of originating quality mortgage loans. The lenders are required to underwrite a mortgage insurance decision in accordance with our eligibility rules and approved underwriting guidelines. If the lender believes a loan is eligible for mortgage insurance coverage from us, it may bind the insurance coverage in accordance with the delegated authority conferred under our delegated underwriting program, as set forth in the terms of our master policy and related endorsements. In order to bind coverage, the lender must provide a dataset to us to help demonstrate the loan meets our threshold eligibility rules. In addition, as part of our National MI TrueInsight SM solution, or DAR process, delegated lenders are required to submit a full loan file (which contains all information and documentation required by the traditional underwriting process) to us within 60 days of the coverage effective date, and we will perform a post-close underwriting review of the lender's underwriting decision for each insured loan. We created the DAR process to provide us with confidence that loans we insure comply with our eligibility criteria and meet our underwriting guidelines. This process also assists us with early identification of a particular lender's underwriting defects that need attention and remediation going forward in order for such a lender to continue participating in our delegated program. We believe that our delegated program's full underwriting file review differentiates our process from the delegated underwriting process historically practiced by the MI industry and provides what we believe is valuable clarity to our lenders within the first several months of coverage. If a loan is found to be uninsurable during the DAR process, we cancel the insurance certificate and return any premiums we have received.
We utilize USPs with which we have outsourcing agreements to perform the majority of our post-close reviews of delegated decisions. If one of our USPs determines that a loan is ineligible for coverage, we will review the results to determine if we agree with our vendor before giving notice of cancellation of coverage to our insured. In addition to this review, we also perform routine quality control reviews of a statistically relevant sample of each USP's post-close reviews to help ensure that we are receiving the quality of underwriting that we expect from these providers.
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

•	origination practices of lenders;

•	the percentage coverage and size of insured loans; and

•	the condition of the economy, including housing values and employment, in the geographic area in which the property is located.
We believe that, excluding other factors, claim incidence increases:

•	for loans with higher LTV ratios compared to loans with lower LTV ratios;

•	for loans with higher debt-to-income ratios compared to lower debt-to-income ratios;

•	for loans to borrowers with lower credit scores compared to loans to borrowers with higher credit scores;

•	for investor loans compared to owner-occupied loans;

•	during periods of economic contraction and housing price depreciation, including when these conditions may not be nationwide, compared to periods of economic expansion and housing price appreciation;

•	for adjustable rate mortgages (or, "ARMs") when the reset interest rate significantly exceeds the interest rate set at loan origination; and

•	for cash out refinance loans compared to purchase or rate and term refinance loans.
There may be other types of loan characteristics relating to the individual loan or borrower that also affect the risk potential for a loan. In addition, the presence of multiple higher-risk characteristics in a loan materially increases the likelihood of a claim on such a loan unless there are other characteristics to mitigate the risk.
Enterprise Risk Management
In accordance with established policies and procedures, we identify, assess, monitor and manage the following enterprise risks in our MI business: credit risk, market risk and operational risk. Management of these risks is an interdepartmental endeavor including specific operational responsibilities and ongoing senior management oversight. Our internal audit group, which reports to the Audit Committee of our Board of Directors ("Board"), provides independent ongoing assessments of our management of certain of these enterprise risks. In addition, the Risk Committee of our Board ("Risk Committee") is responsible for oversight and review of information regarding the Company's enterprise risk management approach, including the significant policies, procedures and processes to manage and mitigate risks that pose a material threat to the viability of the Company.
Credit Risk
We protect financial institutions against credit losses resulting from borrower defaults on low down payment residential mortgage loans. Low down payment lending carries high credit risk because borrowers who encounter financial difficulties may have little equity (net of transaction costs), if any, in their homes, and are therefore less likely to keep their mortgage payments current or have the ability to sell the property to avoid foreclosure. Our insured loan portfolio's credit risk profile is measured by credit score, LTV, debt-to-income ratio, property type (e.g., single family home, condo or co-op), loan purpose (e.g., purchase or refinance), occupancy (e.g., owner-occupied) and other factors. Management measures credit risk through reporting by segmentation of these key credit risk drivers. Segmentation includes balances, RIF, revenue, delinquencies, losses (claims paid), persistency, reserves, and average claim size and severity.
We employ the following methods to manage and mitigate credit risk in our insured loan portfolio:
•Credit Policy, Underwriting Guidelines and Pricing;
•Lender Approval, Monitoring and Management;
•Underwriting, Servicing and Quality Control Audits; and
•Management and Board Risk Committees.
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
Another tool we currently use to manage our credit risk is to underwrite every loan we insure in both our delegated and non-delegated channels, as described above under "Business - Underwriting." Our pricing policies also help mitigate credit risk in the form of higher premium rates for loan features or borrower characteristics associated with historically higher default rates.
Lender Approval, Monitoring and Management
We maintain prudent lender approval guidelines, including a requirement that a lender has experienced management, sound operations and underwriting controls, as well as appropriate escalation and exception policies and procedures. Additionally, if a lender originates wholesale loans, we review how that lender manages and controls its authorized brokers. We monitor our lender customers by analyzing trends of many factors, primarily focusing on a lender's underwriting performance.  We also assess our lenders' loan concentrations (e.g., LTVs, credit score, geography and loan purpose) and review their loan manufacturing processes. If we detect a trend that needs to be addressed, we attempt to identify the root cause of the issue and work to develop an agreed upon action plan with the lender, particularly for a lender that has delegated underwriting authority.
Underwriting, Servicing and Quality Control Audits
We have an underwriting quality control group that operates separately from the new business underwriting group to perform quality control reviews. The underwriting quality control group assesses non-delegated underwriting completed by both our employee and USPs and post-close underwriting reviews of delegated business. We perform quality control audits of insured loans identified through random, high risk and targeted selection criteria. In addition, we review loans that default within 12 months of their origination. Our quality control review is primarily intended to assess the quality of the underwriting decision, including the accuracy and adequacy of the information and documentation used to reach that decision.
We provide relevant reporting to operations management and to senior management. The findings from our quality control processes inform and shape certain risk processes such as underwriter authority delegation, lender monitoring and guideline management.
Management and Board Risk Committees
We have a risk committee, comprised of senior management to monitor our underwriting, pricing and risk management practices. This committee also monitors our portfolio concentrations and performance. We expect that this committee will continue to include a diverse mix of senior management to ensure that those responsible for execution are balanced with those responsible for oversight. New products, material changes to existing products or material changes to underwriting guidelines or pricing must be approved by the management risk committee prior to release. Our Board Risk Committee performs the same type of monitoring and oversight of risk management practices and portfolio performance that the management risk committee performs.
Market Risk
The risk profile of our business is also affected by the mortgage market and macroeconomic conditions. Key drivers include regulatory and/or tax changes affecting the economics of residential mortgage lending; regulatory changes impacting the relative attractiveness of MI to our customers; and consumer attitudes about homeownership; structural changes to the industry that impact the role of the federal government and the GSEs.
We believe that the three primary market risks that we face are:

•
Declines in home prices. A decline in home prices typically makes it more difficult for borrowers to sell or refinance their homes, generally increasing the likelihood of a default followed by a claim if borrowers experience job losses or other life events which reduce their incomes or increase their expenses. In addition, a decline in home prices typically increases the severity of any claim we may pay.

•
Reductions in income or increases in borrowers' expenses. Borrowers able to make only small down payments often have more difficulty weathering financial hardships caused by unemployment or income reductions, or life events involving illness or divorce, because they may not have large amounts of personal savings or available credit. Rising unemployment will increase the number of borrowers unable to remain current on their home mortgage and increase the number of new claims.

•
Higher interest rates. An increase in interest rates typically leads to higher monthly payments for borrowers with existing adjustable rate mortgages as well as for borrowers hoping to purchase a home, the latter of which may have the effect of reducing the pool of potential borrowers available to purchase homes. This can have the effect of increasing the likelihood of claims on insured loans in default for borrowers who experience job losses or other life events that reduce their incomes or increase their expenses.

We mitigate market risk in our insurance portfolio mainly by employing portfolio concentration limits. We limit our exposure to product types that have experienced the most volatile performance in previous economic and housing market downturns. For example, we have portfolio limits for certain LTV loans, investor loans and cash-out refinances, as well as for several other borrower or loan attributes and certain state concentration levels that we wish to control. If we see regional economic deterioration, in the form of rising unemployment, declining home prices or rising mortgage delinquency levels we would mitigate our risks in the affected areas by instituting distressed market policies. We currently have no such distressed market policies.

Operational Risk
Operational risks are inherent in our daily business activities. Key operational risks include: damage to physical assets, reliance on outside vendors, breaches of our system or other compromises resulting in unauthorized access to confidential, private and proprietary information, reliance on a complex information technology system and employee fraud or negligence. We manage operational risks through standard risk management practices such as hazard insurance policies, rigorous oversight of vendors, modern IT system redundancy and security practices, internal controls and segregation of duties. The key controls to mitigate operational risks are established and maintained by management, overseen by the Board and monitored by our Internal Audit Department.
Servicing
Our Policy Servicing Department is responsible for various servicing activities related to master policy administration, premium billing and payment processing and certificate administration. The department has servicing specialists that are assigned to the majority of our accounts to assist with day-to-day transactions and to assist in monitoring the servicer's insured portfolio. We have established policies and procedures that accommodate various methods for servicers to communicate loan and certificate information to us. We are currently integrated with the two largest third-party mortgage servicing systems, Black Knight Financial Services ("BKFS") and FiServ and directly with certain lender customers who manage their own servicing systems.  These parties' servicing platforms are used by the majority of our larger servicing accounts to exchange billing, payment and certificate level information on a daily or monthly basis.  We also have our own external facing servicing website which may be utilized by servicers to process their servicing transactions.
Defaults and Claims; Loss Mitigation
Defaults and Claims
The MI claim cycle begins with our receipt of a Notice of Default ("NOD") for an insured loan from the loan servicer. Default is generally defined in our master policy as the failure by a borrower to pay when due a non-accelerated amount equal to the scheduled mortgage payment due under the terms of a loan or the failure by a borrower to pay all amounts due under a loan after the exercise of the due on sale clause of such loan. We do not consider a loan to be in default for the purposes of reporting defaults and default rates and setting claim reserves until we receive notice from the servicer that a borrower has failed to pay two consecutive, regularly scheduled payments and is at least 60 days in default. The master policy requires an insured to notify us of a default no later than 10 days after the borrower becomes three payments in default, although most lenders notify us sooner. The incidence of default is affected by a variety of factors, including borrower income, unemployment, divorce and illness. Defaults that are not cured result in a claim to us. Defaults may be cured by the borrower remitting all delinquent loan payments, paying off the loan in its entirety, loan modifications or by a sale of the property and satisfaction of all amounts due.
Claims result from uncured defaults, approved pre-foreclosure sales and deeds-in-lieu of foreclosure. Whether a claim results from an uncured default depends, in large part, on the borrower's equity in the home at the time of default, the borrower's or the lender's ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage and the willingness and ability of the borrower and lender to enter into a loan modification that provides for a cure of the default. Various factors affect the frequency and amount of claims, including local housing prices, employment levels and interest rates. If a default is not cured and we receive a claim, any unearned premium collected from the date of default to the date of the claim payment is refunded to the insured along with the claim payment.
Under the terms of our master policy, the insured lender is required to file a claim for primary insurance with us within 60 days after it has acquired title to the property securing the insured loan (typically through foreclosure) or when there has been an approved sale to a third party prior to foreclosure. Across the industry, it has historically taken, on average, approximately 12 months for a default that is not cured to develop into a paid claim. The rate at which claims are received and paid has slowed in recent years due to various state and lender foreclosure moratoriums and a lack of capacity in the court systems. Foreclosure time-lines have also been extended as a result of the GSEs and recently enacted legislation requiring mortgage servicers to mitigate losses by offering forbearances and loan modifications prior to pursuing foreclosure on delinquent loans.
Within 60 days after a claim has been filed and all documents required to review the claim have been delivered to us, we have the option of either (i) paying up to the coverage percentage specified for that loan, with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property, or (ii) paying 100% of the insured's loss on the loan in exchange for the lender's conveyance of good and marketable title to the property to us. In the event we exercise the latter option, we will market and sell the property and retain all proceeds.
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
Loss Mitigation
Before paying a claim, we will review the loan and servicing files to determine the appropriateness of the claim amount. Our master policy provides that we can reduce or deny a claim if the servicer did not comply with its obligations required by our policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reductions "curtailments." In addition, the claims submitted to us may include costs and expenses not covered by our insurance policies, such as mortgage insurance premiums, hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired. These other adjustments are expected to reduce claim amounts by less than the amount of curtailments.
Under our master policy, insureds, typically through their servicers, must obtain prior approval from us before agreeing to execute a deed-in-lieu of foreclosure, third-party pre-foreclosure sale or loan modification. Our right to pre-approve these transactions gives us the ability to mitigate actual or potential loss on an insured loan by ensuring that properties are being marketed and sold at reasonable values and that, in the appropriate case, borrowers are offered modified loan terms that are structured to help them sustain their loan payments. Proceeds from approved third-party sales occurring before we settle a claim may be factored into the claim settlement and can often mitigate the claim amount we may pay. In connection with our approval rights of a pre-foreclosure sale or deed-in-lieu of foreclosure transaction, our master policy also gives us the right to obtain a contribution from a borrower who has the appropriate financial capacity, either in the form of cash or a promissory note, to cover a portion of the claim.
We have agreed with Fannie Mae that Fannie Mae and its approved servicers have the right to approve, consistent with the terms of the delegation agreement, pre-foreclosure sales, deeds-in-lieu of foreclosure and loan modifications for all Fannie Mae owned loans that we insure.  Fannie Mae and its approved servicers will report all relevant information regarding these approvals to us and proceeds from borrower contributions will be shared between Fannie Mae and us on a pro rata basis, as defined in our master policy.
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
We will also establish reserves to provide for the estimated costs of settling claims, general expenses of administering the claims settlement process, legal fees and other fees ("claim adjustment expenses"), and for claims and claim adjustment expenses from defaults that we estimate have occurred, but which have not yet been reported to us. We refer to the latter as incurred but not reported or "IBNR" reserves. Consistent with industry accounting practices, we do not establish claim reserves for estimated potential defaults that have not occurred but that may occur in the future. For further discussion of our claim reserving policy and process, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Reserve for Claims and Claim Adjustment Expenses."
The processes described above to calculate loss reserves and IBNR reserves are applied only to loans that have been in default at least sixty days.  At the end of each fiscal quarter, we also perform an analysis on our entire portfolio of insured loans, including performing loans, to determine if we are required to establish a premium deficiency reserve. We would establish a premium deficiency reserve, if necessary, when the net present value of expected future claims and expenses exceeds the net present value of expected future premiums and existing reserves. The evaluation of premium deficiency requires significant judgment by management and depends upon many assumptions, including assumptions regarding future macroeconomic conditions.

Reinsurance
Certain states limit the amount of risk a mortgage insurer may retain on a single loan to 25% of the borrower's indebtedness and, as a result, the portion of such insurance in excess of 25% must be reinsured. NMIC uses reinsurance provided by Re One solely for purposes of compliance with statutory coverage limits. We may choose to purchase reinsurance coverage in the future to help manage certain risk exposures and as part of our capital management strategy. Under the terms of the GSE Approval, if we choose to use third-party reinsurance during the first three years from the date of the GSE Approval, we are required to obtain the GSEs' prior written consent, and subsequent to the three-year period from the GSE Approval, may enter into reinsurance arrangements as long as they meet the then applicable GSE Eligibility Requirements.
Information Technology Systems
As a participant in the mortgage lending and MI industries, we rely on e-commerce and other technologies to provide and expand our products and services. Customers require us to provide and service our mortgage insurance products in a secure manner, either electronically via our internet website or through direct electronic data transmissions. We have invested in our infrastructure and technology through the design, development, integration and implementation of what we believe is an efficient, secure, scalable platform that supports our current business activities and enables significant future growth. We underwrite and service our MI portfolio within this proprietary insurance management platform, which we refer to as AXIS.
Since the development of AXIS, we have continued to upgrade and enhance systems and technical capabilities, including:

•	technology that enables our customers to transact business faster and easier, whether via a secure internet connection or through a secure system-to-system interface;

•
integrating our platform with third-party technology providers used by our customers in their loan origination process to order our mortgage insurance and in their servicing processes for servicing and maintaining mortgage insurance policies;

•
implementing advanced document and business process management software that focuses on improving our underwriting productivity and that may also be used to improve our quality assurance and loss management functions; and

•
launching our new mobile applications, which enable customers to view and access information through mobile devices, including our premium rate calculators, guideline updates and other resources and information notices. These mobile applications recently earned Web Marketing Association's MobileWebAward distinction for Best Financial Services Mobile Application, recognizing excellence in mobile web development.

We utilize and develop technology to support future growth while realizing current operating efficiencies throughout our enterprise. We realize operating efficiencies by outsourcing certain of our information technology functions. Our IT systems architecture strategy incorporates Cloud (systems connected via the Internet) and Software as a Service technology in a number of areas to provide scalability and flexibility.
We employ and support the Mortgage Industry Standards Maintenance Organization ("MISMO") standard. This is the standard data format used by the MI industry for data consistency throughout the origination process, which we believe streamlines the effort. In addition to using the MISMO standard for origination transactions, we also support mortgage industry data standards for servicing transactions, which enables efficient connectivity with leading service bureau providers and directly with mortgage servicing entities. As part of our underwriting process, we capture data from each mortgage insurance application, providing us with information for evaluating risk, back-testing expected performance and analyzing default patterns.
Investment Portfolio
Our investment portfolio and cash and cash equivalents are split between us and our insurance subsidiaries. In general, we retain the balance of our cash and investments at the holding company until needed to further capitalize our insurance subsidiaries. Our portfolio is diversified across corporate, government and taxable municipal securities of various durations to attempt to minimize the risk of loss resulting from over concentration of assets in specific sectors or securities. Diversification strategies are periodically reviewed. While our portfolio is managed day-to-day by a third-party investment management company, Wells Capital Management, Inc., we maintain overall control over investment decisions based on our investment policies.
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

Consistent with Wisconsin law, our investment policies emphasize preservation of capital, as well as total return. Based on our guidelines, our current investment portfolio is comprised entirely of cash and cash equivalents and fixed-income securities, all of which are investment grade and rated "BBB" or higher. Our policy guidelines contain limits on the amount of credit exposure to any one issue, issuer and type of instrument. We expect to preserve the liquidity of our portfolio through diversification and investment in publicly traded securities. We maintain a level of liquidity commensurate with our perceived business outlook and the expected timing, direction and degree of changes in interest rates.
Employees
As of December 31, 2014, we had 189 full-time employees. None of our employees are parties to a collective bargaining agreement. We utilize a third-party professional employer organization to manage our payroll administration and related compliance requirements.

U.S. MORTGAGE INSURANCE REGULATION
As discussed below, private mortgage insurance companies operating in the U.S. are subject to comprehensive state and federal regulation and to significant oversight by the GSEs, the primary beneficiaries of our mortgage insurance coverage. NMIC and Re One are directly regulated by our domiciliary and primary regulator, the Wisconsin Office of the Commissioner of Insurance ("Wisconsin OCI") and by state insurance departments in each state in which these companies are licensed. We are also significantly impacted by federal laws and regulations affecting the housing finance system.
We believe that a strong, viable private MI market is a critical component of the U.S. housing finance system. We meet frequently with regulatory agencies, including our state insurance regulators and the FHFA, the GSEs, our customers and other industry participants to promote the role and value of private mortgage insurance and exchange views on the U.S. housing finance system. We believe we have an open dialogue with our domiciliary regulator and often share our views on current matters regarding the MI industry. We actively participate in industry discussions regarding potential changes to the MI regulatory environment. We intend to continue to promote legislative and regulatory policies that support a viable and competitive private MI industry and a well-functioning U.S. housing finance system.
GSE Oversight
GSE Approval Conditions
The GSEs are the principal purchasers of mortgages insured by MI companies. See, Part I, Item 1, "Business - Overview of the Private Mortgage Insurance Industry - GSEs." In January 2013, the GSEs approved NMIC as a qualified mortgage insurer, and with their approvals, imposed certain capitalization, operational and reporting conditions on NMIC (collectively the "GSE Approval"), most of which remain in effect for a three-year period from the date of GSE Approval. As a GSE qualified mortgage insurer, NMIC is subject to ongoing compliance with the conditions in the GSE Approval as well as the GSEs' respective Eligibility Requirements, each of which is further discussed below.
The conditions in the GSE Approval require, among other things, that NMIC:

•	maintain minimum capital of $150 million;

•	operate at a risk-to-capital ratio not to exceed 15:1 for its first three years and then pursuant to the GSE Eligibility Requirements then in effect;

•	not declare or pay dividends to affiliates or to NMIH for its first three years, then pursuant to the Eligibility Requirements;

•
not enter into capital support agreements or guarantees for the benefit of, or purchase or otherwise invest in the debt of, affiliates without the prior written approval of the GSEs for its first three years, then pursuant to the Eligibility Requirements; and

•	not enter into reinsurance or other risk share arrangements without the GSEs' prior written approval for its first three years, then pursuant to the Eligibility Requirements.
The GSE Approvals also include other conditions, limitations and reporting requirements, including, among others, limits on costs allocated to NMIC under affiliate expense sharing arrangements; conditions related to risk concentration and rates of return; requirements to obtain a financial strength rating; restrictions on provision of ancillary services (i.e., non-insurance) to customers and transfers of underwriting to affiliates; notification requirements regarding change of ownership and new five percent shareholders; requirement to, at the direction of one or both of the GSEs, re-domicile from Wisconsin to another state; and provisions regarding underwriting policies and claims processing.
GSE Eligibility Requirements
Each GSE maintains its own Eligibility Requirements, which they have been in the process of revising since mid-2010. On July 10, 2014, the FHFA released for public input the proposed PMIERs, that when adopted will replace the Eligibility Requirements. The PMIERs, when finalized and effective, establish operational, business, remedial and financial requirements applicable to private mortgage insurers that insure residential mortgages owned or guaranteed by the GSEs, i.e., Approved Insurers. (Italicized terms have the same meaning that such terms have in the draft PMIERs, as described below.)
In an Overview of the draft PMIERs published concurrently with release of the proposed revised eligibility standards, the FHFA announced that the PMIERs will take effect 180 days following the publication date of final PMIERs (the "Effective Date"). The Overview further provides that prior to the Effective Date, each private mortgage insurer shall either (i) certify to the GSEs that it fully complies with the PMIER financial requirements as of the Effective Date or (ii) obtain GSE approvals on a transition plan detailing how it will comply with the financial requirements not later than two years following the publication date (the "Compliance

Date"). We believe that each GSE will publish its own set of PMIERs and that final publication will likely occur during the first half of 2015, making the Effective Date sometime in the second half of 2015. As of the Effective Date, each MI, including NMIC, will have to comply with the financial requirements or have a GSE-approved transition plan in place.
The public comment period for the PMIERs closed on September 8, 2014, and we, along with other industry participants, provided comments to the FHFA, which are publicly available on the FHFA's website. Our comments, the FHFA's website and information contained on or accessible through the FHFA's website are not incorporated by reference into this report. As discussed below in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Proposed PMIERs," assuming the PMIERs are finalized and published as anticipated, we expect that NMIC will submit a transition plan to the GSEs within 90 days of the Effective Date detailing how NMIC will fully comply with the PMIERs on the Compliance Date, or prior to the Effective Date, NMIC will have undertaken measures to fully comply with the PMIERs as of the Effective Date.
State Mortgage Insurance Regulation
Certificates of Authority
NMIC requires a certificate of authority, or insurance license, in each state or jurisdiction in which it issues insurance policies. NMIC is currently licensed in all 50 states and D.C.
As conditions of obtaining licenses in Alabama, Arizona, California, Florida, Missouri, New York, Ohio and Texas, NMIC entered into agreements with the Alabama Department of Insurance ("ALDOI"), the California Insurance Department ("CADOI"), the Florida Office of Insurance Regulation ("FLDOI"), the Missouri Department of Insurance ("MODOI"), the New York State Department of Financial Services ("NYDOI"), the Ohio Department of Insurance ("OHDOI") and the Texas Commissioner of Insurance ("TXDOI"). The agreements with the CADOI, FLDOI, MODOI, NYDOI, OHDOI and TXDOI, provide, among other things, that:

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
In connection with NMIC's license applications in California, Missouri and New York, NMIH entered into agreements with the CADOI, MODOI and NYDOI requiring NMIH to contribute capital to NMIC as necessary to maintain NMIC's risk-to-capital ratio at or below 20 to 1 for three years from the date of GSE Approval. In addition, the operation plan filed with the Wisconsin OCI and other state insurance departments in connection with NMIC's license applications includes the expectation that NMIH will downstream additional capital, if needed, so that NMIC does not exceed an 18 to 1 risk-to-capital ratio. Re One is also a party to the agreement with the CADOI.
State Insurance Laws
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
In general, state insurance regulation of our business relates to:

•	licenses to transact business;

•	policy forms;

•	premium rates;

•	insurable loans;

•	annual and quarterly reports on our financial condition;

•	the basis upon which assets and liabilities must be stated;

•	requirements regarding loss, unearned premium and contingency reserves;

•	minimum capital levels and adequacy ratios;

•	affiliate transactions;

•	reinsurance requirements;

•	limitations on the types of investment instruments which may be held in an investment portfolio;

•	the size of risks and limits on coverage of individual risks which may be insured;

•	special deposits of securities;

•	limits on dividends payable;

•	claims handling; and

•	conformance with the operating plan filed with each licensing state, subject to any updates to the plan.
As an insurance holding company, we are registered with the Wisconsin OCI, NMIC and Re One's primary regulator, and must provide certain information to the Wisconsin OCI on an ongoing basis, including insurance holding company annual audited consolidated financial statements. We, as an insurance holding company, and each of our affiliates, are prohibited from engaging in certain transactions with our insurance subsidiaries without submission to, and in some instances, prior approval by the Wisconsin OCI. Like most states, Wisconsin regulates transactions between domestic insurance companies and their parents or affiliates. Under Wisconsin law, all transactions involving us, or an affiliate, and an insurance subsidiary, must conform to certain standards including that the transaction is "reasonable and fair" to the insurance subsidiary. Wisconsin law also provides that reports of certain transactions must be filed with the Wisconsin OCI at least 30 days before the transaction is entered into and that these transactions may be disapproved by the Wisconsin OCI within that period.
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
Our insurance subsidiaries are subject to Wisconsin statutory requirements as to maintenance of policyholders' surplus and payment of dividends. Under Wisconsin law, our insurance subsidiaries may not pay any dividend or distribution before providing at least 30 days' notice to the Wisconsin OCI, unless, with respect to non-extraordinary dividends, the exception of Section 617.22(3) is applicable. Wisconsin law prohibits our insurance subsidiaries from paying any dividend or distribution unless it is fair and reasonable to the insurance subsidiary. The maximum amount of dividends that the insurance subsidiaries may pay in any 12-month period without approval by the Wisconsin OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders' surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of the following:

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

In addition to Wisconsin, other states may limit or restrict our insurance subsidiaries' ability to pay stockholder dividends. For example, California and New York prohibit mortgage insurers licensed in such states from declaring dividends except from undivided profits remaining above the aggregate of their paid-in capital, paid-in surplus and contingency reserves. In addition, the State of Florida requires mortgage insurers to hold capital and surplus not less than the lesser of (i) 10% of its total liabilities, or (ii) $100 million. It is possible that Wisconsin will adopt revised statutory provisions or interpretations of existing statutory provisions that will be more or less restrictive than those described above or will otherwise take actions that may further restrict the ability of our insurance subsidiaries to pay dividends or make distributions or returns of capital.
MI companies licensed in Wisconsin are required to establish contingency loss reserves for purposes of statutory accounting, with annual contributions equal to the greater of (i) 50% of net earned premiums or (ii) minimum policyholders' position divided by seven. These amounts cannot be withdrawn for a period of 10 years, except as permitted by insurance regulations. With prior approval from the Wisconsin OCI, an MI company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year.
Under applicable Wisconsin law and 15 other states, a mortgage insurer must maintain a minimum amount of statutory capital relative to its risk-in-force in order for the mortgage insurer to continue to write new business. We refer to these requirements as the "risk-to-capital requirement." While formulations of minimum capital may vary in certain jurisdictions, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25 to 1. Wisconsin has formula-based limits that typically result in limits slightly higher than the 25 to 1 ratio. As discussed above under "State Insurance Regulation - Certificates of Authority," in connection with NMIC's applications for licensure in certain states, NMIC and NMIH entered into agreements providing, among other things, that we maintain for a limited period of time (generally a three-year period from GSE Approval) NMIC's risk-to-capital ratio at or below certain thresholds that are lower than those states' statutory risk-to-capital requirements.
We compute our risk-to-capital ratio on a separate company statutory basis, as well as for our combined insurance operations. The risk-to-capital ratio is our net risk-in-force divided by our statutory capital. Our net risk-in-force includes both direct and assumed primary and pool risk-in-force, less risk ceded and excluding risk on policies that are currently in default and for which loss reserves have been established. Wisconsin requires a mortgage insurer to maintain a "minimum policyholders' position" as calculated in accordance with the applicable regulations. Policyholders' position, which is also known as statutory capital, is the sum of statutory policyholders' surplus (which increases as a result of statutory net income and contributions and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve. Under statutory accounting rules, the contingency reserve is reported as a liability on the statutory balance sheet; however, for purposes of statutory capital and risk-to-capital ratio calculations, it is included as a capital component.
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
Other U.S. Regulation
Federal laws and regulations applicable to participants in the housing finance industry, including mortgage originators and servicers, purchasers of mortgage loans, such as the GSEs, and governmental insurers such as the FHA and VA, directly and indirectly impact private mortgage insurers. Changes in federal housing legislation may have significant effects on the demand for MI and, therefore, may materially affect our business.
We are also impacted by federal regulation of residential mortgage transactions. Mortgage origination and servicing transactions are subject to compliance with various federal and state consumer protection laws, including the Real Estate Settlement

Procedures Act of 1974 ("RESPA"), the Equal Credit Opportunity Act, the Fair Housing Act, HOPA, the Fair Credit Reporting Act of 1970 ("FCRA"), the Fair Debt Collection Practices Act and others. Among other things, these laws and their implementing regulations prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit and insurance, govern the circumstances under which companies may obtain and use consumer credit information, establish standards for cancellation of borrower-paid mortgage insurance, define the manner in which companies may pursue collection activities, require disclosures of the cost of credit and provide for other consumer protections.
Housing Finance Reform
The Federal government currently plays a dominant role in the U.S. housing finance system through the GSEs and the FHA, VA and Ginnie Mae. There is broad policy consensus toward the need for private capital to play a larger role and government credit risk to be reduced. However, to date there has been a lack of consensus with regard to the specific changes necessary to return a larger role for private capital and how small the eventual role of government should become. With the GSEs in their 7th year of conservatorship, the U.S. Congress is more likely to address the role and purpose of the GSEs in the U.S. housing market and potentially legislate structural and other changes to the GSEs and the functioning of the secondary mortgage market. Since 2011, there have been numerous legislative proposals intended to scale back the GSEs, however, no legislation has been enacted to date. Passage of currently proposed GSE reform legislation is uncertain and could change through the legislative process, which could take time, making the actual impact on us and our industry difficult to predict. Such changes, if they come to pass, could have a significant impact on our business.
FHA Reform
We compete with the single-family mortgage insurance programs of the FHA, which is part of the U.S. Department of Housing and Urban Development ("HUD"). The FHA's role in the mortgage insurance industry is also significantly dependent upon regulatory developments. Since 2012, there have been several legislative proposals intended to reform the FHA, including provisions to strengthen the solvency requirements of the FHA's Mutual Mortgage Insurance Fund ("MMIF"); however, no legislation has been enacted to date. Each year, FHA is required to perform an actuarial projection on its insurance portfolio and report the results to Congress. On November 17, 2014, HUD made a report to Congress that the FHA's MMIF's net worth improved from last year's estimate, from a $1.3 billion deficit to $4.8 billion. In addition, HUD reported that the MMIF's capital ratio improved from -0.11% to 0.41%; however, it remains below the required capital reserve ratio of 2%. HUD reported that the MMIF is expected to reach the required capital reserve ratio of 2% in 2016. Although the MMIF's outlook has improved considerably, we believe Congress will continue to consider legislation to reform the FHA. Although there has been broad policy consensus toward the need for private capital to play a larger role and government credit risk to be reduced in the U.S. housing finance system, the current administration recently announced a 50 basis point reduction to the FHA's single-family annual mortgage insurance premiums, which may have the effect of increasing the role of government. The prospects for passage of FHA reform legislation in either the House or Senate, and how differences in proposed reforms between the House and Senate might be resolved in any final legislation, remain uncertain.
The Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") amended certain provisions of the Truth In Lending Act ("TILA"), RESPA and the Exchange Act that have had a significant impact on our business. The Consumer Financial Protection Bureau ("CFPB"), a Federal agency created by the Dodd-Frank Act, is charged with implementation and enforcement of these provisions. In 2013, the CFPB published its final ability to repay ("ATR") rule, which went into effect in January 2014, and Federal Banking Regulators, together with, the FHFA, HUD and the SEC, recently finalized a rule defining a Qualified Residential Mortgage ("QRM").
Qualified Mortgage Regulations
The Dodd-Frank Act ATR mortgage provisions govern the obligation of lenders to determine the borrower's ability to pay when originating a mortgage loan covered by the statute.  The ATR rule went into effect on January 10, 2014. A subset of mortgages within the ATR rule is known as "qualified mortgage" ("QM"). For a mortgage loan to be a QM, the rule first prohibits certain loan features, such as negative amortization, points and fees in excess of 3% of the loan amount, and terms exceeding 30 years. The rule also establishes underwriting criteria for QMs including that a borrower must have a total debt-to-income ratio of less than or equal to 43%. The ATR rule provides that a covered first mortgage loan meeting the QM definition bearing an annual percentage rate no greater than 1.5% plus a prevailing market rate is regarded as complying with ATR requirements, while if a covered first mortgage loan bears an annual percentage rate of greater than 1.5% plus a prevailing market rate, it will carry a rebuttable presumption of compliance with the ATR rule. QMs under the rule benefit from a statutory presumption of compliance with the ATR rule, thus potentially mitigating the risk of the liability of the creditor and assignees of the loan under TILA.

The rule also provides a temporary category of QMs that have more flexible underwriting requirements so long as they satisfy the general product feature requirements of QMs and so long as they meet the underwriting requirements of the GSEs or those of HUD, Department of Veterans Affairs or Rural Housing Service (collectively, "Other Federal Agencies"). The temporary category of QMs that meet the underwriting requirements of the GSEs will phase out upon the earlier to occur of the end of conservatorship of the GSEs or January 10, 2021. We, along with other industry participants, have observed that the significant majority of covered loans made after the effective date of the CFPB's ATR rule have been QMs. We expect that most lenders will continue to be reluctant to make loans that do not qualify as QMs (either under the rules' specific underwriting guidelines or government or GSE underwriting guidelines) because absent full compliance with the ATR rule, such loans will not be entitled to a "safe-harbor" presumption of compliance with the ability-to-pay requirements.
The ATR regulation may impact the mortgage insurance industry in several ways. First, the ATR regulation has given rise to a subset of borrowers who cannot meet the regulatory QM standards, thus reducing the size of the mortgage market tied to such borrowers. Second, under the ATR regulation, if the lender requires the borrower to purchase MI payable monthly, then the MI premiums are included in monthly mortgage costs in determining the borrower's ability to repay the loan. To date, the full impact of the ATR rule on demand for MI because of inclusion of monthly MI premiums in the borrower's monthly payment is not yet known.
Third, under the ATR regulation, mortgage insurance premiums that are payable at or prior to consummation of the loan are includible in points and fees for purposes of determining QM status unless, and to the extent that, such up-front premiums ("UFP") are (i) less than or equal to the UFP charged by the FHA and (ii) are automatically refundable on a pro rata basis upon satisfaction of the loan. (The FHA currently charges UFP of 1.75% on all residential mortgage loans, but it has the authority to change its UFP from time to time.) As inclusion of MI premiums towards the 3% cap will reduce the capacity for other points and fees in covered transactions, mortgage originators will be less likely to purchase borrower-paid single premium MI products, to the extent that the associated premiums are deemed to be points and fees. In general, LPMI premiums are not counted in the consideration of the borrower's monthly payment or in the 3% points and fees determination. As a result, we believe there is greater demand for LPMI single-premium products, including single LPMI products that may be discounted, compared to BPMI single premium products; however, we do not have sufficient experience or data to reliably predict whether such demand will continue.
Qualified Residential Mortgage Regulations
The Dodd-Frank Act generally provides that an issuer of an asset-backed security or a person who organizes and initiates an asset-backed transaction (a "securitizer") must retain at least 5% of the risk associated with securitized mortgage loans. This risk retention requirement does not apply to mortgage loans that are Qualified Residential Mortgages ("QRMs") or that are insured by the FHA or another federal agency. By exempting QRMs from the risk-retention requirement, the cost of securitizing these mortgages would be reduced, thus providing a market incentive for the origination of loans that are exempt from the risk-retention requirement.
The Dodd-Frank Act required certain federal regulators, including the SEC, the Federal Deposit Insurance Corporation ("FDIC"), the OCC and (as to residential mortgage transactions) HUD and FHFA, to promulgate regulations providing for minimum credit risk-retention requirements in securitizations of residential mortgage loans that do not meet the definition of QRM. Congress directed these regulators to define QRM no broader than the definition of QM, which is discussed above. On October 24, 2014, the agencies issued the final QRM rule, with an effective date of February 23, 2015. The QRM rule provides for the required risk retention of 5%, and as directed by Congress, excludes QM from the risk retention requirements. In addition, the rule excludes from the risk retention rule mortgage-backed securities issued by Fannie Mae or Freddie Mac as a sponsor, during the duration of the GSEs' conservatorships, or by any limited-life regulatory entity succeeding to either GSE. To benefit from the exemption from risk retention, the GSEs in conservatorship and/or any limited life regulatory entity, as the sponsors, must fully guarantee the timely payment of principal and interest on all mortgage-backed securities issued.
We, and the industry, continue to evaluate the final QRM rule and its impact, if any, on the MI industry. The potential impact depends on, among other things, the mortgage finance market's reaction to the final rule on and after the rule's effective date, including whether the final rule will affect the size of the high-LTV mortgage market and the extent to which the GSEs' mortgage purchase and securitization activities become a smaller portion of the overall market and securitizations subject to the risk retention requirements and the QRM exemption become a larger part of the mortgage market.
Basel III
In 1988, the Basel Committee on Banking Supervision ("Basel Committee") developed the Basel Capital Accord ("Basel I"), which set out international benchmarks for assessing banks' capital adequacy requirements. In June 2005, the Basel Committee issued an update to Basel I (as revised in November 2005, "Basel II"), which, among other factors, governs the capital treatment of MI purchased by domestic and international banks in respect of their origination and securitization activities. In November 2010, the U.S. agreed to a new capital framework known as Basel III. This new capital framework is replacing the Basel II capital rules, which have not yet been implemented for U.S. depository institutions or holding companies. The Basel III framework refines the Basel II risk-based structure by requiring the use of highly stressed scenarios in determining the appropriate levels of risk undertaken by banks, and it will also increase the required minimum capital ratios. The Basel III framework restricts the instruments that can count toward meeting the capital requirements, placing greater emphasis on common equity and retained earnings. Finally, Basel III includes a new minimum liquidity standard on banking organizations. U.S. banking regulators promulgated regulations to implement significant elements of the Basel III framework.
The phase in period for U.S. banks to implement the Basel III regulations is for a duration of five years, which started on January 2, 2014. The regulations increase the amount of capital and the quality of the capital required to be held by banks. In addition, the capital rules will continue to risk-weight assets based on internal models that use inputs such as the probability of default and the bank's expected loss given a default. The regulations continue the current treatment for the risk weighting of residential mortgage assets and the treatment of mortgage insurance as reducing the risk weighting on mortgages where the borrower has made a down payment of less than 10% of the value of the residential property.
In addition, the regulations increased the risk weighting for mortgage servicing assets held by banks and require the mortgage servicing assets above certain levels be deducted from the calculation of Tier I equity. Since most low down payment mortgages originated today are either sold to the GSEs or insured by the FHA or guaranteed by the VA, we cannot predict what, if any, impact to the MI industry the Basel III regulations will have over time. Since a significant percentage of the mortgages insured by the MI industry are serviced by banks or bank-owned mortgage companies, the changes in risk weighting for mortgage servicing assets and the deductions from Tier I equity capital for mortgage servicing assets above certain levels has caused and may continue to cause shifts in the amounts of mortgages serviced by banks and bank affiliates or subsidiaries relative to non-banking organizations. It is difficult to predict the impact these shifts may have on the quality of the servicing of insured mortgages or the ultimate impact on the MI industry.
In December 2014, the Basel Committee issued a proposal for further revisions to Basel III's standardized approach for credit risk. The proposal sets forth proposed adjustments to the risk weights for residential mortgage loans. With this proposal, the Basel Committee is considering taking into account the borrower's ability to service a mortgage as a proxy for a debt service coverage ratio. The proposal remains open for comment, and it is difficult to predict the form of any final regulation and its impact, if any, on the MI industry.
Mortgage Servicing Rules
New residential mortgage servicing rules under the Dodd-Frank Act, promulgated by the CFPB, went into effect in 2014. These rules included new or enhanced servicer requirements for handling escrow accounts, responding to borrower assertions of error and inquiries from borrowers, special handling of loans that are in default and loss mitigation in the event of borrower default. A provision of the required loss mitigation procedures prohibits the loan holder or servicer from commencing foreclosure until 120 days after the borrower's delinquency. Violation of the loss mitigation rules, largely mandating special notices, handling and processing procedures (with deadlines) based on borrower submissions, may subject the servicer to private rights of action under consumer protection laws. Such actions or threats of such actions could cause delays in and increase costs and expenses associated with default servicing, including foreclosure. As to servicing of delinquent mortgage loans covered by our insurance policies, these rules could contribute to delays in and increased costs associated with foreclosure proceedings and have an adverse impact on the cost and resolution of claims.
Homeowners Protection Act of 1998
HOPA provides for the automatic termination, or cancellation upon a borrower's request, of "borrower-paid mortgage insurance" or BPMI, as defined in HOPA, upon satisfaction of certain conditions. HOPA requires that lenders give borrowers certain notices with regard to the automatic termination or cancellation of borrower-paid mortgage insurance. These provisions apply to BPMI for purchase money, refinance and construction loans secured by the borrower's principal dwelling. FHA and VA loans are not covered by HOPA. Under HOPA, automatic termination of BPMI would generally occur when the mortgage is first scheduled to reach an LTV of 78% of the home's original value, assuming that the borrower is current on the required mortgage payments. A borrower who has a "good payment history," as defined by HOPA, may generally request cancellation of BPMI when the LTV is first scheduled to reach 80% of the home's original value or when actual payments reduce the loan balance to 80% of the home's original value, whichever occurs earlier. If BPMI coverage is not canceled at the borrower's request or by the automatic termination provision, the mortgage servicer must terminate such BPMI coverage by the first day of the month following the date that is the midpoint of the loan's amortization, assuming the borrower is current on the required mortgage payments.

Real Estate Settlement Procedures Act of 1974
RESPA will apply to most residential mortgages insured by us. MI generally may be considered to be a "settlement service" for purposes of RESPA under applicable regulations. Subject to limited exceptions, RESPA prohibits persons from giving or accepting anything of value in connection with the referral of a settlement service. RESPA authorizes the CFPB to bring civil enforcement actions and also provides for criminal penalties and private rights of action. RESPA also affects how we structure ancillary services that we may provide to our customers, if any, including underwriting services and risk-share arrangements. RESPA, in addition, imposes various duties and obligations on mortgage servicers.
Home Mortgage Disclosure Act of 1975
Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant's race, nationality, gender, marital status, and census tract to the CFPB under the Home Mortgage Disclosure Act of 1975 ("HMDA"). Mortgage insurers are not required pursuant to any law or regulation to report HMDA data, although, under the laws of several states, mortgage insurers are currently prohibited from discriminating on the basis of certain protected classifications. In the past, certain mortgage insurers have voluntarily reported to the Federal Financial Institutions Examinations Council the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA. We are currently evaluating whether we will report such data to one or more federal agencies in the future.
Mortgage Insurance Tax Deduction
In 2006, Congress enacted on a temporary basis the private mortgage insurance tax deduction, which expired at the end of 2011. In January 2013, Congress passed the American Taxpayer Relief Act, which extended the private mortgage insurance tax deduction retroactively for one year and prospectively for one year until December 31, 2013. In December 2014, Congress retroactively extended the private mortgage insurance tax deduction to cover the 2014 tax year, from January 1, 2014 to December 31, 2014. Congress has periodically considered proposed legislation that would make the private mortgage insurance tax deduction permanent, but to date has not enacted any such legislation. We cannot predict whether the tax deduction will be made permanent and if not, whether it will be further extended following its expiration on December 31, 2014.
Privacy and Information Security
We provide mortgage insurance products and services to financial institutions with which we have business relationships. In the normal course of providing our products and services, we may receive non-public personal information regarding such financial institutions' customers. The Gramm-Leach-Bliley Act of 1999 ("GLB") and related state and federal regulations implementing its privacy and safeguarding provisions impose privacy and information security requirements on financial institutions, including obligations to protect and safeguard consumers' non-public personal information. GLB and its implementing regulations are enforced by state insurance regulators and state attorneys general, and by the U.S. Federal Trade Commission ("FTC") and the CFPB. In addition, many states have enacted privacy and data security laws which impose compliance obligations beyond GLB, including obligations to protect social security numbers and provide notification in the event that a security breach results in a reasonable belief that unauthorized persons may have obtained access to consumer non-public personal information.
Fair Credit Reporting Act
The Fair Credit Reporting Act of 1970, as amended, or FCRA, imposes restrictions on the permissible use of credit report information. FCRA has been interpreted by some FTC staff and Federal courts to require mortgage insurance companies to provide "adverse action" notices to consumers in the event an application for mortgage insurance is declined or offered at higher than the best available rate for the program applied for on the basis of a review of the consumer's credit. We provide such notices when required.
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
Implications of and Elections Under the JOBS Act
As a company that had gross revenues of less than $1 billion during its last fiscal year, we are an "emerging growth company," as defined in the JOBS Act (an "EGC"). We will retain that status until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1,000,000,000 (as indexed for inflation in the manner set forth in the JOBS Act) or more; (ii)

the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a "large accelerated filer," as defined in Rule 12b-2 under the Exchange Act or any successor thereto. We expect to retain our status as an EGC through year end 2015.
As an EGC:

•	we are exempted from compliance with Section 404(b) of Sarbanes-Oxley, which requires our auditors to attest to and report on our internal control over financial reporting;

•
we are not required to comply with any new or revised financial accounting standard until such date as a private company (i.e., a company that is not an "issuer" as defined by Section 2(a) of Sarbanes-Oxley) is required to comply with such new or revised accounting standard. As a result, our financial statements may not be comparable with another public company which is neither an EGC nor an EGC which has opted out of using the extended transition period;

•
we may elect to not comply with Item 402 of Regulation S-K, which requires extensive quantitative and qualitative disclosure regarding executive compensation, but instead disclose the more limited information required of a "smaller reporting company";

•
we are exempted from the following additional compensation-related disclosure provisions that were imposed on U.S. public companies pursuant to the Dodd-Frank Act: (i) the advisory vote on executive compensation required by Section 14A(a) of the Exchange Act, (ii) the requirements of Section 14A(b) of the Exchange Act relating to stockholder advisory votes on "golden parachute" compensation, (iii) the requirements of Section 14(i) of the Exchange Act as to disclosure relating to the relationship between executive compensation and our financial performance, and (iv) the requirement of Section 953(b)(1) of the Dodd-Frank Act, which will require disclosure as to the relationship between the compensation of the Company's chief executive officer and median employee pay.

As long as we are an EGC, the JOBS Act has the effect of reducing the amount of information that we are required to provide.

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
This report contains forward-looking statements that involve risks and uncertainties. See "Cautionary Note Regarding Forward-Looking Statements." Our actual results could differ materially and adversely from those anticipated in these forward-looking statements, including any such statements made in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Risk Factors Relating to Our Business Generally
We began writing mortgage insurance policies in April 2013, and prior to that, we did not engage in any substantive insurance operations. Therefore, we do not have a long operating history on which investors may rely for purposes of projecting our future operating results.
Prior to writing our first mortgage insurance policies in April 2013, we did not engage in any substantive operations and, therefore, do not have a long operating history on which investors may rely for purposes of projecting future operating results. Having a short insurance operating history, we are subject to substantial business and financial risks and could suffer significant losses, all of which are difficult to predict. We continue to develop business relationships, enhance our technology platform, gain customers, establish operating procedures, continue to hire staff and complete other tasks appropriate for the conduct of our intended business activities. Our long-term success will also be dependent upon our ability to continue to execute the operating procedures we have established and to continue to develop the internal controls to effectively support our business and our regulatory and reporting requirements. Further, industry conditions may change in a manner that adversely affects the development or profitability of our business, and there can be no assurance that we will be successful in our efforts to develop our business in a timely manner, if at all.
We have reported net losses since our inception, expect to continue to report annual net losses in the near term, and cannot assure you when we will achieve profitability.
We have reported net losses since our inception. For the year ended December 31, 2014, we reported a net loss of $48.9 million and for the year ended December 31, 2013, we reported a net loss of $55.2 million. We currently expect to continue to report annual net losses in the near term, the size of which will depend primarily on the amount of insurance business we can transact and the returns generated from our investment portfolio. We expect that cash and investments and projected cash flows from operations will provide us with sufficient liquidity to fund our anticipated growth by providing capital to increase our insurance company surplus as well as for payment of operating expenses through 2015, at which point we currently expect to consider various capital options. Any such capital options may be in the form of debt, preferred equity, or common equity and may be senior to our common stock and may result in dilution to you. No assurance as to the ultimate availability, costs or other terms of any such additional capital can be given at this time. We cannot assure you when, or if, we will achieve profitability. Conditions that could delay our profitability primarily include our ability to attract and retain a diverse customer base, to achieve a diversified mix of business, across the spectrum of our product offerings, maintain GSE eligibility and our certificates of authority from state insurance departments, and to a lesser extent, include increasing unemployment rates, decreasing housing values, unfavorable GSE reform and rapid increase in interest rates.
If we are unable to timely attract and retain the most significant mortgage originators as customers, our ability to achieve our business goals could be negatively impacted.
The success of our mortgage insurance business is highly dependent on our ability to attract and retain as customers the most significant mortgage originators in the U.S., as determined by volume of their own originations as well as volume of insured business they may acquire from other originators through their correspondent channels.  We believe these mortgage originators are critical to the achievement of our business goals because of their dominant market share.  As a result of their size and market share, these entities originate a significant majority of low down payment mortgages in the U.S. and, therefore, influence the size of the MI market.  We are currently doing business with a majority of these originators.  However, there is no assurance we will receive approvals from each of the remaining lenders to do MI business in a timely manner or at all.  If we fail to obtain and retain one or more approvals, our business, financial condition and operating results could be adversely impacted.  Even if these lenders become our customers, we cannot be certain that any loss of business from one would be replaced from other new or existing lenders.  Such lending customers may decide to write business only with certain mortgage insurers based on their views with respect to an insurer's pricing, underwriting guidelines, loss mitigation practices, financial strength or other factors.  Our customers may choose to diversify the mortgage insurers with which they do business, which could negatively affect our level of new insurance written and our market share.  In addition, our master policy does not, and by law cannot, require our customers to do business with us.  The loss of business from a significant customer could have an adverse effect on the amount of new business we are able to write, and consequently, our financial condition and operating results.
As a participant in the mortgage lending and MI industry, we rely on e-commerce and other technologies to conduct business with our customers. Our inability to meet the technological demands of customers could adversely impact our business, financial condition and operating results.
As a participant in the mortgage lending and MI industries, we rely on e-commerce and other technologies to provide and expand our products and services. Customers require us to provide and service our mortgage insurance products in a secure manner, either electronically via our internet website or through direct electronic data transmissions. Accordingly, we invest resources in establishing and maintaining electronic connectivity with customers and, more generally, in e-commerce and technological advancements. In order to integrate electronically with mortgage lenders, we need to continue to connect our system to the industry's leading third-party loan origination systems. We expect this integration process to continue into the foreseeable future and may take a significant amount of time before it is complete. We are also working to integrate directly with those lenders that maintain their own, proprietary loan origination and servicing system technologies, recognizing that the time-lines for these integrations are heavily dependent upon the lenders' internal technology resources. Our inability to continue to make progress with these e-commerce connections could negatively impact our ability to attract as customers the larger mortgage lenders who rely on these connections to do business. Many customers require us to have such connectivity in place as a precursor to doing business with them. Our business, financial condition and operating results may be adversely impacted if we do not successfully establish these arrangements or otherwise keep pace with the technological demands of customers.
If we, together with third parties with whom we have contracted, are unable to develop, enhance and maintain our technology platform with respect to the products and services we offer, our business and financial performance could be significantly harmed.
As discussed above in this report, we have developed an enterprise technology platform designed to support our mortgage insurance operations. If our technology platform fails to perform in the manner we expect, our business, financial condition and operating results will be significantly harmed. Further, our business would be negatively impacted if we are unable to timely and effectively enhance our platform when necessary to support our primary business functions. There is no assurance that we will not experience difficulties with the operation of our technology platform. The success of our business will be dependent on our ability to resolve any issues identified with our technology platform during operations and to make timely improvements. Further, we will need to match or exceed the technological capabilities of our competitors over time. We cannot predict with certainty the cost of such maintenance and improvements, but failure to make such improvements and any significant shortfall in any technology enhancements or negative variance in the time-line in which system enhancements are delivered could have an adverse effect on our business, financial condition and operating results.
In addition, we have contracted with a number of third parties in connection with the development and operation of the platform, and we rely on these third parties to competently perform their obligations in a timely manner. Any failure to maintain acceptable arrangements with these third parties, or the failure of any of these third parties to perform and/or deliver in an acceptable and timely manner, could have an adverse effect on our business, financial condition and operating results.
Our master policy contains restrictions on our ability to rescind coverage for fraud and underwriting defects, and if we were to fail to timely discover any such fraud or underwriting defects, our rights of rescission would be significantly limited, and we could suffer increased losses as a result of paying claims on loans with unacceptable risk profiles.
Under our master policy, we agree that we will not rescind or cancel coverage of an insured loan for material borrower misrepresentation or underwriting defects after a borrower timely makes the first 12 monthly payments, subject to our confirmation of coverage eligibility, as discussed above in Part I, Item 1, "Business - Underwriting." In addition, upon the borrower attaining 12 full and timely consecutive monthly payments, we have agreed to limitations on our ability to initiate an investigation of First Party fraud. The current processes we have in place to review every loan we insure may be ineffective in detecting fraud and/or underwriting defects prior to a borrower making the 12th payment. If this were to occur, we would be contractually prohibited from exercising our rights of rescission for borrower fraud and certain First Party misrepresentations; our rights to investigate potential First Party fraud or misrepresentation would be significantly curtailed; and we may be obligated to pay claims on certain loans with unacceptable risk profiles or which failed to meet our underwriting guidelines at the time of origination. As a result, we could suffer unexpected losses, which could adversely impact our business, financial condition and operating results.

We are outsourcing the underwriting of our mortgage insurance on certain loans to USPs. If these USPs fail to adequately perform their underwriting services or place our coverage on loans we would deem ineligible, we could experience increased losses on loans underwritten by them and our customer relationships could be negatively impacted.
If our USPs fail to adequately perform their underwriting services, such as mishandling of customer inquiries or an inability to underwrite a sufficient volume of applications per day, we may lose opportunities to place mortgage insurance coverage on particular loans, our reputation may suffer and customers may choose not to do business with us at all. In addition, if our USPs place our coverage on loans that are ineligible for coverage under our underwriting guidelines, our risk of loss will be increased on those loans or the premiums we charge will be inadequate given the risk presented. We do not have the right under our master policy to cancel coverage of an ineligible loan as a result of a USP making an incorrect decision. Further, other than being able to terminate our contracts with these USPs, we do not have explicit monetary contractual remedies against these USPs if we are obligated to pay claims on ineligible loans that they improperly agreed to insure on our behalf. If these USPs fail to adequately perform their underwriting services or consistently place coverage on ineligible loans, we could experience increased losses on loans underwritten by them and our customer relationships could be negatively impacted, which would have an adverse impact on our business, financial condition and operating results.
We perform a post-close underwriting review of every loan that has been insured through our delegated channel within the first months of coverage, which increases our costs of doing business compared to our competitors and could negatively impact our ability to compete.
Our delegated underwriting program permits lenders who are approved by us to bind coverage on our behalf, so long as the insurance decision is consistent with applicable eligibility and underwriting criteria. Compared to the prevailing delegated programs of our competitors, our customers may perceive our delegated program as costlier and less efficient for them. The terms of coverage that apply to loans insured under our delegated program require the lenders to submit complete loan origination files to us within 60 days of the coverage effective dates. To comply with the loan file delivery requirement, our customers' processes would likely need to be modified, which will require the expenditure of greater resources on their part. In addition, we intend to conduct a post-close underwriting review (with the assistance of third-party service providers) of every loan insured under our delegated program to determine whether such loans meet applicable eligibility and underwriting criteria. This process could increase our costs of doing business compared to our competitors. For these reasons, the structure of our delegated program could negatively impact our ability to compete, which would have an adverse effect on our business, financial condition and operating results.
There can be no assurance that the GSEs will continue to treat us as a qualified mortgage insurer in the future, and our failure to comply with the GSEs' proposed PMIERs could adversely impact our business, financial condition and operating results.
In January 2013, the GSEs approved NMIC as a qualified mortgage insurer, and with their approvals, imposed certain capitalization, operational and reporting conditions on NMIC (collectively the "GSE Approval"). See Part I, Item 1, "Business - Regulation - U.S. Mortgage Insurance Regulation - GSE Oversight - GSE Approval Conditions." Most of the conditions in the GSE Approval remain in effect for a three-year period from the date of the GSE Approval, while others do not expressly expire. As a GSE qualified mortgage insurer, NMIC is subject to ongoing compliance with the conditions in the GSE Approval as well as with the GSEs' respective existing Eligibility Requirements. As discussed below, in 2014, the FHFA released for public input the proposed PMIERs, that when adopted will replace the Eligibility Requirements.
The significant majority of insurance we write is on loans sold to the GSEs. As a result, our compliance with the GSE Approval, the Eligibility Requirements and eventually the PMIERs is necessary to continue to successfully operate as a private mortgage insurer in the current market in the U.S. Even though we are currently GSE-approved, there can be no assurance that the GSEs will continue to treat us as a qualified mortgage insurer in the future. In addition, the GSEs may modify or change their interpretation of terms they require us to include in our mortgage insurance policies for loans purchased by them, requiring us to modify our terms of coverage or operational procedures in order to remain a GSE-qualified mortgage insurer, and such changes could have a material adverse impact on our financial position and operating results. Although not as likely, the GSEs could, in their own discretion, require additional limitations and/or conditions on certain of our activities and practices that are not currently in the GSE Approval, Eligibility Requirements or PMIERs in order for us to remain qualified. Such additional requirements or conditions could limit our operating flexibility and the areas in which we may write new business. If, in the future, either or both of the GSEs were to cease to consider us a qualified mortgage insurer and cease accepting our MI products, our financial condition and results of operations would be materially and adversely affected.
As a condition of the GSE Approval, we have agreed to limit NMIC's risk-to-capital ratio to no greater than 15 to 1 for the first three years of operations (expiring December 31, 2015) and at all times to maintain total statutory capital of at least $150 million. After that date, we agreed to comply with any financial requirements that are imposed in the GSEs' then existing Eligibility

Requirements. As announced by FHFA, the PMIERs are expected to take effect 180 days following the publication date of the final PMIERs (the "Effective Date"). Prior to the Effective Date, each private mortgage insurer will be required to either (i) certify to the GSEs that it fully complies with the PMIER financial requirements as of the Effective Date or (ii) obtain GSE approvals on a transition plan detailing how it will comply with the financial requirements not later than 2 years following the publication date (the "Compliance Date"). We believe that each GSE will publish its own set of PMIERs and that final publication will likely occur during the first half of 2015, making the Effective Date sometime in the second half of 2015. As of the Effective Date, each MI, including NMIC, will have to comply with the financial requirements or have a GSE-approved transition plan in place.
If the draft PMIERs had taken effect as of December 31, 2014, NMIH would have needed to contribute substantially all of its capital to NMIC to be in compliance. Even if NMIH had contributed substantially all of its capital to NMIC, it is likely that NMIC's available assets, as defined in the draft PMIERs, would fall below the $400 million required under the draft PMIER financial requirements on the Effective Date. Therefore, assuming the PMIERs are finalized and published as anticipated, we expect that NMIC will submit a transition plan to the GSEs within 90 days of the Effective Date detailing how NMIC will fully comply with the PMIERs on the Compliance Date, or prior to the Effective Date, NMIC will have undertaken measures to fully comply with the PMIERs as of the Effective Date. Any transition plan will likely include raising additional capital prior to the Compliance Date, which is consistent with the Company's previous guidance regarding the timing of future capital raises to fund growth in the business, which we expect to occur after 2015.
If we are required to present a transition plan to the GSEs to meet their requirements, there is no certainty that the GSEs will agree to any proposed plan we submit to them. Even with a GSE approved transition plan, there is no assurance NMIC will be able to comply with the PMIER financial requirements in their current proposed form by the Compliance Date. In addition, if our business grows faster (i.e., our risk-in-force grows faster than expected) or is less profitable than expected (i.e., our revenues do not generate the return we expect), we may need to accelerate the timing of any future capital raise or any alternative arrangements to reduce our RIF, including through reinsurance, in order to meet the financial requirements on the Compliance Date. Our efforts to raise capital or reduce our RIF may not be successful. If we are unable to raise additional capital or enter into alternative arrangements to reduce our RIF, we may not be able to successfully comply with the financial requirements by the Compliance Date. If this were to occur, we may lose our GSE eligibility, which would substantially impair our business and adversely impact our financial position and operating results.
We expect the GSEs will modify the final PMIERs in response to comments it received during the public comment period; however, there is no assurance the FHFA or the GSEs will make any changes to the draft PMIERs in response to our feedback, nor can we provide assurance that the modifications would provide more favorable financial requirements than those proposed in the current draft. In addition, the GSEs could respond to comments and feedback from our competitors that result in PMIER financial requirements that are more favorable to legacy MI companies than to newer entrants such as NMIC, which could harm us competitively. In addition, there is no assurance the GSEs would not make the PMIER financial requirements more onerous in the future. Given the uncertainty about the content and implementation of the final PMIERs, it is difficult to predict what the long-term impact on NMIC will be at this point. If, under any formulation of the PMIERs, we are required to increase the amount of available assets in order to support our business writings, the amount of capital our insurance subsidiaries are required to hold may increase, which may have a negative effect on our returns. Any such effect could have a negative impact on our flexibility to meet our business plans and our future operating results.
NMIC is required to maintain minimum capital under its agreements with certain states, and if NMIC falls below these capital requirements or exceeds certain risk-to-capital ("RTC") ratios, we could be required to cease writing business in these states, which would adversely impact our business, financial condition and operating results.
As discussed above in Part I, Item 1, "Business - Regulation - U.S. Mortgage Insurance Regulation - State Mortgage Insurance Regulation - Certificates of Authority," in connection with NMIC's applications for licensure in multiple states, including Wisconsin, we agreed to maintain NMIC's RTC ratio below certain thresholds that are lower than these states' statutory maximum RTC requirements. If our business grows faster (i.e. our risk-in-force grows faster than expected) or is less profitable than expected (i.e. our revenues do not generate the return we expect), our actual RTC ratios over the short to mid-term could exceed our expected RTC ratios and could begin to approach the limits to which we are subject, which could require us to raise additional capital or enter into alternative arrangements to reduce our RIF, including through reinsurance. We can give no assurance that our efforts to raise capital or reduce our RIF would be successful. If we are unable to raise additional capital or enter into alternative arrangements to reduce our RIF, we may exceed these state-imposed capital requirements. If this were to occur, we may be required to cease transacting new business in these states, which would substantially impair our business and adversely impact our financial position and operating results.

Our insurance subsidiary is subject to state insurance department capital adequacy requirements, which if breached, could result in NMIC being required to cease writing new business in such states.
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
We face intense competition for business in our industry from existing MI providers and potentially from new entrants. If we are unable to compete effectively, we may not be able to gain market share and our business may be adversely affected.
The MI industry is highly competitive. With seven private MI companies actively competing for business from the same residential mortgage originators, it is important that we continue to differentiate ourselves from the other companies who sell substantially similar products as ours. We compete with other private mortgage insurers based on our financial strength, underwriting guidelines, information security, product features, pricing, operating efficiencies, customer relationships, name recognition, reputation, the strength of management teams and field organizations, comprehensiveness of databases covering insured loans, effective use of technology and innovation in the delivery and servicing of insurance products and ability to execute. However, the existing MI companies, many of which have larger operations than us and/or are part of larger diversified companies, have established relationships and infrastructure, personnel and other resources than we are anticipated to have during our initial years of operation. One or more of our competitors may seek to capture increased market share from government-supported insurance programs, such as the FHA, or from other MI companies by reducing pricing, loosening their underwriting guidelines or relaxing risk management policies, which could, in turn, improve their competitive positions in the industry and negatively impact our ability to increase our market share. Competition within the MI industry could result in our loss of customers, lower premiums, riskier credit guidelines and other changes that could lower our revenues or increase our expenses. If our information technology systems are inferior to our competitors', existing and potential customers may choose our competitors' products over ours. If we are unable to compete effectively against our competitors and attract our target customers, our revenue may be adversely impacted and we may not be able to gain market share, which could adversely impact our growth and profitability.
Our underwriting and risk management policies and practices may not anticipate all risks and/or the magnitude of potential for loss as the result of unforeseen risks.
We have established underwriting and risk management policies and practices that seek to mitigate our exposure to borrower default risk in our insured loan portfolio by anticipating future risks and the magnitude of those risks. Our underwriting and risk management guidelines are based on what we believe to be the major factors that impact mortgage credit risk. We identify these factors above in Part I, Item 1, "Business - Underwriting." In addition, there are certain types of loan characteristics relating to the individual loan or borrower that affect the risk potential for a loan. The presence of multiple higher-risk characteristics in a loan materially increases the likelihood of a claim on such a loan unless there are other characteristics to mitigate the risk. See, Part I, Item 1, "Business - Underwriting."
The frequency and severity of claims we incur will be uncertain and will depend largely on general economic conditions, including rates of unemployment and home prices. Given the uncertainties caused by the slow pace of economic recovery and recent instability in the housing and mortgage markets and, to the extent that a risk is unforeseen or is underestimated in terms of magnitude of loss, our underwriting and risk management policies and practices may not completely insulate us from the effects of those risks. If these policies and practices do not correctly anticipate risk or the potential for loss, we may underwrite business for which we have not charged premium commensurate with the risk or we may establish our reserves at a rate that does not accurately approximate our actual ultimate loss payments. Either one of these could result in severe adverse material results.
Our insurance in force may be concentrated in specific geographic regions and could make our business highly susceptible to downturns in local economies, which could be detrimental to our financial condition.
We will seek to diversify our insured loan portfolio geographically; however, the availability of business might lead to concentrations in specific regions in the U.S., which could make our business highly susceptible to economic downturns in these regions. As discussed below in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - New Insurance Written, Insurance in Force and Risk in Force," as of December 31, 2014, our IIF and RIF is more heavily concentrated in California, primarily as a result of the acquisition of new customers. With these new customers, we have placed our MI on a higher proportion of mortgage loans originated in California. A deterioration in local or national economic conditions in the mortgage market and other economic conditions, including home prices, levels of unemployment and interest rates or an increase in default rates in specific geographic areas or generally could have a material adverse effect on our operating results and financial position.
Actual premiums and investment earnings may not be sufficient to cover claim payments and our operating costs.
We set premiums at the time a policy is issued based on our expectations regarding likely performance over the term of the policy. Our premiums are subject to approval by state insurance regulators, which can delay or limit our ability to increase our premiums. Generally, we will not be able to cancel the MI coverage or adjust renewal premiums during the life of an MI policy. As a result, higher than anticipated claims generally will not be able to be offset by premium increases on policies in force or mitigated by our non-renewal or cancellation of insurance coverage. While we believe our initial capital, premiums and investment earnings will provide a pool of resources sufficient to cover expected loss payments and have made estimates regarding loss payments and potential claims, the ultimate number and magnitude of claims we experience cannot be predicted with certainty and the actual premiums and investment earnings may not be sufficient to cover losses and/or our operating costs. An increase in the number or size of claims, compared to what we anticipate, could adversely affect our operating results or financial condition. We may not be able to achieve the results that we expect, and there can be no assurance that losses will not exceed our total resources.
Adverse investment performance may affect our financial results and ability to conduct business.
Our investment portfolio consists primarily of highly-rated debt obligations. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Changing and unprecedented market conditions could materially impact the future valuation of securities in our investment portfolio, which may cause us to impair, in the future, some portion of those securities. Volatility or illiquidity in the markets in which we hold positions may cause certain other-than-temporary impairments ("OTTI") within our portfolio, which could have a significant adverse effect on our liquidity, financial condition and operating results.
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
We may be forced to change our investments or investment policies depending upon regulatory, economic and market conditions, and our existing or anticipated financial condition and operating requirements, including the tax position, of our business. Our investment objectives may not be achieved. Although our portfolio consists mostly of highly-rated investments and complies with applicable regulatory requirements, the success of our investment activity is affected by general economic conditions, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and, consequently, the value of fixed income securities.
We establish loss reserves when we are notified that a loan we insure is in default for at least 60 days, based on management's estimate of claim rates and claim sizes, which are subject to uncertainties and are based on assumptions about certain estimation parameters that may be volatile. As a result, our actual ultimate claim payments may materially exceed the amount of our loss reserves.
We are a relatively new company that commenced transacting mortgage insurance in April 2013. We do not anticipate a material level of losses (relative to written premiums or stockholders' equity) in the first few years of our operations. Our practice, consistent with U.S. generally accepted accounting principles ("GAAP") for the MI industry, is to establish loss reserves only for loans that servicers have reported to us as being at least 60 days in default. We also establish reserves for estimated losses incurred on loans that have been in default for at least 60 days that have not yet been reported to us by the servicers (this is often referred to as incurred but not reported or "IBNR").
The establishment of loss and IBNR reserves is subject to inherent uncertainty and requires significant judgment by management. We establish loss reserves using our best estimates of claim rates, i.e., the percent of loan defaults that ultimately result in claim payments, and claim amounts, i.e., the dollar amounts required to settle claims, to estimate the ultimate losses on loans reported to us as being at least 60 days in default as of the end of each reporting period. We estimate IBNR by analyzing historical lags in default reporting to determine a specific number of IBNR claims in each reporting period. Our estimates of claim rates and claim sizes are strongly influenced by prevailing economic conditions, for example current rates or trends in unemployment, housing price appreciation and/or interest rates, and our best judgments as to the future values or trends of these macroeconomic factors. Many of these factors are outside of our control and difficult to predict. Further, our expectations regarding future claims may change significantly over time. If prevailing economic conditions deteriorate suddenly and/or unexpectedly, our estimates of loss reserves could be materially understated, which may adversely impact our financial condition and operating results. Due to the inherent uncertainty and significant judgment involved in the numerous assumptions required in order to estimate our losses, our loss estimates may vary widely. Because loss and IBNR reserves are based on such estimates and judgments, there can be no assurance that even in a stable economic environment, actual claims paid by us will not be substantially different than our loss and IBNR reserves for such claims. Our business, operating results and financial condition will be adversely impacted if, and to the extent, our actual losses are greater than our loss and IBNR reserves.
We may be required to establish a premium deficiency reserve if the net present value of our premiums and reserves is less than the net present value of our loss payments and expenses
In addition to establishing loss reserves for loans in default, under GAAP, we are required to establish a premium deficiency reserve for our mortgage insurance products if the amount by which the net present value of expected future losses for a particular product and the expenses for such product exceeds the net present value of expected future premiums and existing reserves for such product. We evaluate whether a premium deficiency exists at the end of each fiscal quarter. Our evaluation of premium deficiency is based on our best estimates of future losses, expenses and premiums. This evaluation depends upon many significant assumptions, including assumptions regarding future macroeconomic conditions, and therefore, is inherently uncertain and may prove to be inaccurate. There can be no assurance that premium deficiency reserves will not be required in future periods. In addition, even if we were required to establish a premium deficiency reserve, there can be no assurance that it will be adequate. If one of these were to occur, our business, financial condition and operating results would be adversely impacted.
As a condition of obtaining approval from Freddie Mac to be a qualified mortgage insurer, we are required to obtain an insurance financial rating by July 31, 2015, and if we fail to obtain a rating by the deadline, we may lose our Freddie Mac approval status. Further, our failure to obtain a rating may negatively impact our ability to attract and retain certain lenders as customers or to transact business in the private label (non-GSE) mortgage-backed securities ("MBS") market.
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
We believe that our growth and future success depends in large part on the services and skills of our management team and our ability to motivate and retain these individuals and other key personnel, which includes members of our Finance, Sales, Legal, Risk, Insurance Operations and IT departments. We intend to pay competitive salaries, bonuses and equity-based rewards in order to attract and retain such personnel, but there can be no assurance that we will be successful in such endeavors. The loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results.
The mix of business we write affects our revenue stream and the likelihood of losses occurring.
Even when housing values are stable or rising, mortgages with certain characteristics have higher probabilities of claims. These characteristics include loans with LTV ratios over 95% (or in certain markets that have experienced declining housing values, over 90%), lower credit scores, with lower scores tending to have higher probabilities of claims, or higher total debt-to-income ratios. Loans with combinations of these risk factors have a higher degree of layered risk. In general, we charge higher premiums for loans with higher risk characteristics. There is, however, no guarantee that our premiums will compensate us for the losses we incur on loans with higher risk characteristics. From time to time, in response to market conditions, we may change the types of loans that we insure and the guidelines under which we insure them, and in doing so, the concentration of insured loans with higher risk characteristics in our portfolio may increase. In addition, we may make exceptions to our underwriting guidelines on a loan-by-loan basis and for certain customer programs. Even though underwriting that falls outside of our guidelines would be on a case-by-case basis, we could incur greater than expected claims and claim payments on this business, which could negatively impact our revenues and operating results.
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
We rely on our systems, employees and third party service providers, and any errors or fraud could materially and adversely affect us.
We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, including third-party service providers, clerical record-keeping errors and transactional errors. Our business is dependent on our employees as well as third parties to process a large number of transactions. We could be materially and adversely affected if one of our employees causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business also could be sources of operational risk to us, including breakdowns or failures of such parties' own systems or employees. Any of these occurrences could result in our diminished ability to operate our business, potential liability to customers, reputational damage and regulatory intervention, which could result in a material adverse effect on our financial position and operating results.
We are dependent on our information technology and telecommunications systems and third-party servicer providers, and termination of third-party contracts, systems failures, interruptions, or breaches of security could have a material adverse effect on us.
Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and on adequate performance of our third-party service providers. We outsource many of our major information technology functions, including for the development and operation of our enterprise technology platform, data center hosting and management, email and collaboration and human resource systems. We also outsource certain of our underwriting functions to third party service providers. The failure of any of these third parties to perform and/or deliver on a timely basis, or the failure of these systems, either individually or collectively, or the termination of a third-party software license or service agreement on which any of our systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third parties, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have an adverse effect on our business, financial condition and operating results.

A failure in or breach of our operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyber attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
Our business is highly dependent upon the effective operation of our information technology systems, which process, transmit, store and protect large amounts of personal information of the borrowers whose mortgages we insure, in addition to the confidential, proprietary, financial and other information that are critical to our business. Furthermore, a significant portion of the communications between our employees and our customers and service providers depends on information technology and electronic information exchange. The security of our computer systems and networks, and those functions that we may outsource, are vulnerable to unauthorized access, interruptions or failures due to events that may be beyond our control, including, but not limited to, cyber attacks, natural disasters, theft, terrorist attacks, computer viruses, and general technology failures. Additionally, our employees and vendors may use portable computers or mobile devices which can be stolen, lost or damaged. We have adopted information security procedures and controls to safeguard our systems and the information that we process, transmit and store. See, Part II., Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Conditions and Trends Impacting Our Business - Cybersecurity." Despite these efforts, we may not be able to anticipate or to implement effective preventive measures against all cyber threats, particularly because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers. Any compromise of the security of our information technology systems may result in loss of personally identifiable information, financial losses, loss of customers and the inability to transact business; would be costly and time-consuming to address and resolve an incident; could expose us to liability for damages, harm our reputation, subject us to regulatory scrutiny or expose us to civil litigation. If any of these were to occur, our business, financial condition and operating results could be adversely affected. Further, the technology errors and omissions coverage we maintain (See, Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Conditions and Trends Impacting Our Business - Cybersecurity"), may be inadequate to cover any claims or costs associated with an incident that may occur in the future.
If servicers fail to adhere to appropriate servicing standards or experience disruptions to their businesses, our losses could unexpectedly increase.
We depend on reliable, consistent third-party servicing of the loans that we insure. Among other things, our master policy requires our insureds and their servicers to timely submit premium and monthly insurance-in-force and default reports and utilize commercially reasonable efforts to limit and mitigate loss when a loan is in default. If these servicers fail to adhere to such servicing standards and fail to limit and mitigate loss when appropriate, our losses may unexpectedly increase. In addition, if one or more servicers were to experience adverse effects to its business, such servicers could experience delays in their reporting and premium payment requirements, which could result in our inability to correctly record new loans as they are underwritten, receive and process premium payments on insured loans and/or properly recognize and establish loss reserves on loans when a default exists or occurs but is not reported to us. Significant failures by large servicers or disruptions in the servicing of mortgage loans we insure would adversely impact our business, financial condition and operating results.
The occurrence of natural or man-made disasters or a pandemic could adversely affect our business, financial condition and operating results.
We could be exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, floods and tornadoes and man-made disasters, including acts of terrorism, military actions and pandemics. For example, a natural or man-made disaster or a pandemic could lead to unexpected changes in persistency rates as policyholders and contract holders who are affected by the disaster may be unable to meet their contractual obligations, such as payment of premiums on our insurance policies, interest payments due on our invested assets and mortgage payments on loans we insure. The continued threat of terrorism may cause significant volatility in global financial markets, and a natural or man-made disaster or a pandemic could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas, as well as an adverse effect on home prices in those areas, which could result in unexpected increased loss experience in our business. Disasters or a pandemic also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations. In addition, a disaster or a pandemic could adversely affect the value of the assets in our investment portfolio if it affects companies' ability to pay us principal or interest on their securities.

Our holding company structure and certain regulatory and other constraints, including adverse business performance, could affect our ability to satisfy our obligations and potentially require us to raise more capital.
NMIH serves as the holding company for our insurance subsidiaries, NMIC and Re One, and does not have any significant operations of its own. NMIC is a mono-line insurance company restricted to writing residential MI business only, and Re One solely provides reinsurance to NMIC for purposes of compliance with statutory coverage limits. As a result, one of our principal sources of funds will be income from dividends and other distributions from these subsidiaries, including permitted payments under our tax and expense-sharing arrangements. Our dividend income is limited to upstream dividend payments from our subsidiaries, which dividends are restricted by agreements with the GSEs and various state insurance departments and by Wisconsin law. Under agreements with the GSEs, we are not permitted to extract dividends from our subsidiaries until December 31, 2015. In addition, NMIC has agreed with various state insurance regulators to restrict dividend payments until January 2016. In general, dividends in excess of prescribed limits are deemed "extraordinary" and require approval of the Wisconsin OCI. Further, it is possible that Wisconsin will adopt revised statutory provisions or interpretations of existing statutory provisions that could be more restrictive than those currently in effect or will otherwise take actions that may further restrict the ability of our insurance subsidiaries to pay dividends or make distributions or returns of capital. For a further discussion of state insurance regulatory dividend limitations, see above in Part I, Item 1, "Business - U.S. Mortgage Insurance Regulation - State Mortgage Insurance Regulation." As a result of these dividend limitations, we will not receive dividend income from our subsidiaries for several years, if at all. In addition, the expense-sharing arrangements between us and our subsidiaries, as amended, have been approved by the Wisconsin OCI, but such approval may be revoked at any time. If this were to occur, payments to us could be curtailed or limited which would adversely impact our business and operating results.
In addition, we could be required to provide additional capital support for NMIC and Re One if additional capital is required pursuant to our agreements with state DOIs, insurance laws and regulations or by the GSEs. If we were unable to meet our obligations, our insurance subsidiaries could lose GSE Approval and/or be required to cease writing business in one or more states, which would adversely impact our business, financial condition and operating results.
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
As discussed above in Part I, Item 1, "Business - U.S. Mortgage Insurance Regulation - Other U.S. Regulation - Basel III," the U.S. adopted a new capital framework known as Basel III to amend the preexisting capital rules under Basel II, which have not yet been implemented for U.S. depository institutions or holding companies. The phase in period for U.S. banks to implement the Basel III regulations is for a duration of five years, which started on January 2, 2014. The regulations increase the amount of capital and the quality of the capital required to be held by banks. The regulations continue the current treatment for the risk weighting of residential mortgage assets and the treatment of mortgage insurance as reducing the risk weighting on mortgages where the borrower has made a down payment of less than 10% of the value of the residential property.
In addition, the regulations increased the risk weighting for mortgage servicing assets held by banks and require the mortgage servicing assets above certain levels be deducted from the calculation of Tier I equity. Since most low down payment mortgages originated today are either sold to the GSEs or insured by the FHA or guaranteed by the VA, we cannot predict what, if any, impact to the MI industry the Basel III regulations will have over time. Since a significant percentage of the mortgages insured by the MI industry are serviced by banks or bank-owned mortgage companies, the changes in risk weighting for mortgage servicing assets and the deductions from Tier I equity capital for mortgage servicing assets above certain levels has caused and may continue to cause shifts in the amounts of mortgages serviced by banks and bank affiliates or subsidiaries relative to non-banking organizations. It is difficult to predict the impact these shifts may have on the quality of the servicing of insured mortgages or the ultimate impact on the MI industry.
In December 2014, the Basel Committee issued a proposal for further revisions to Basel III's standardized approach for credit risk. The proposal sets forth proposed adjustments to the risk weights for residential mortgage loans. With this proposal, the Basel Committee is considering taking into account the borrower's ability to service a mortgage as a proxy for a debt service coverage ratio. The proposal remains open for comment, and it is difficult to predict whether the Basel Committee will adopt the proposal, and if it does, whether U.S. federal banking regulators will adopt regulation to include elements of the proposal. Even if these things happen, it is difficult to predict the impact, if any, on the MI industry.
Implementation of the Dodd-Frank Act could negatively impact private mortgage insurers and the amount of insurance they can write, including if the definition of Qualified Residential Mortgage ("QRM") results in a reduction of the number of low down payment loans available to be insured.
As discussed above in Part I, Item 1, "Business - U.S. Mortgage Insurance Regulation - Other U.S. Regulation - Qualified Residential Mortgage Regulations," the Dodd-Frank Act required certain federal regulators to promulgate regulations providing for minimum credit risk-retention requirements in securitizations of residential mortgage loans that do not meet the definition of "qualified residential mortgages" ("QRM"). Congress directed these regulators to define QRM no broader than the definition of QM, which is discussed above under Part I, Item 1, "Business - U.S. Mortgage Insurance Regulation - Other U.S. Regulation - Qualified Mortgage Regulations." On October 24, 2014, the agencies issued the final QRM rule, with an effective date of February 23, 2015. The QRM rule provides for the required risk retention of 5%, and as directed by Congress, excludes QM from the risk retention requirements. In addition, the rule excludes from the risk retention rule mortgage-backed securities issued by Fannie Mae or Freddie Mac as a sponsor, during the duration of the GSEs' conservatorships, or by any limited-life regulatory entity succeeding to either GSE. To benefit from the exemption from risk retention, the GSEs in conservatorship and/or any limited life regulatory entity, as the sponsor, must fully guarantee the timely payment of principal and interest on all mortgage-backed securities issued.
We, and the industry, continue to evaluate the final QRM rule and whether it will have any impact on the MI industry. The potential impact depends on, among other things, the mortgage finance market's reaction to the final rule on and after the rule's effective date, including whether the final rule will affect the size of the high-LTV mortgage market and the extent to which the GSEs' mortgage purchase and securitization activities become a smaller portion of the overall market and securitizations subject to the risk retention requirements and the QRM exemption become a larger part of the mortgage market. If the final QRM rule has the effect of materially reducing the size of the high-LTV mortgage market and therefore the population of loans eligible for MI, our business could be adversely affected.
Our business prospects and operating results could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau's ability to repay rules defining a qualified mortgage reduce the size of the origination market.
As discussed above in Part I, Item 1, "Business - U.S. Mortgage Insurance Regulation - Other U.S. Regulation - Qualified Mortgage Regulations," the Dodd-Frank Act authorized the CFPB to issue regulations requiring a loan originator to determine whether, at the time a loan is originated, the consumer has a reasonable ability to repay the loan ("ATR"). The CFPB's final ATR rule went into effect on January 10, 2014. A subset of mortgages within the ATR rule is known as "qualified mortgage" ("QM"). QMs under the rule benefit from a statutory presumption of compliance with the ATR rule, thus potentially mitigating the risk of the liability of the creditor and assignees of the loan under TILA. We, along with other industry participants, have observed that the significant majority of covered loans made after the effective date of the CFPB's ATR rule have been QMs. We expect that most lenders will continue to be reluctant to make loans that do not qualify as QMs (either under specific underwriting guidelines in the rule or government or GSE underwriting guidelines) because absent full compliance with the ATR rule, such loans will not be entitled to a safe-harbor presumption of compliance with the ability-to-pay requirements. As a result, we believe ATR regulations have given rise to a subset of borrowers who cannot meet the regulatory QM standards, thus reducing the size of the residential mortgage market tied to such borrowers. It is difficult to predict with any certainty whether changes resulting from the QM rule will have a negative impact on the MI industry over time. Our business prospects and operating results could be adversely impacted if, and to the extent that, the QM regulations have the impact of reducing the size of the origination market.
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
In addition, under the QM regulations, mortgage insurance premiums that are payable at or prior to consummation of the loan are includible in points and fees unless, and to the extent that, such up-front premiums ("UFP") are (i) less than or equal to the UFP charged by the FHA, and (ii) are automatically refundable on a pro rata basis upon satisfaction of the loan. (The FHA currently charges UFP of 1.75% on all residential mortgage loans, but it has the authority to change its UFP from time to time.) The QM rule includes a limitation on points and fees of 3% of the total loan amount. As inclusion of MI premiums towards the 3% cap will reduce the capacity for other points and fees in covered transactions, mortgage originators may be less likely to purchase single premium MI products to the extent that the associated premiums are deemed to be points and fees. In general, LPMI premiums are not counted in the consideration of the borrower's monthly payment or in the 3% points and fees determination. As a result, we believe there is greater demand for lender-paid single premium products, including lender-paid single premium products that may be discounted, compared to borrower-paid single premium products. This increased demand may have an adverse impact on our business, financial condition and operating results to the extent that borrower-paid single premium products are more profitable than lender-paid single premium products.
Changes in the business practices of the GSEs, including a decision to decrease or discontinue the use of MI, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.
As discussed above in Part I, Item 1, "Business - Overview of the Private Mortgage Insurance Industry - GSEs," the requirements and practices of the GSEs impact the operating results and financial performance of MI companies. Changes in the charters or business practices of Freddie Mac or Fannie Mae could reduce the number of mortgages they purchase that are insured by us and consequently diminish our franchise value. The GSEs could be directed to make such changes by the FHFA, which was appointed as their conservator in September 2008 and has the authority to control and direct the operations of the GSEs.
With the GSEs in their 7th year of conservatorship, the U.S. Congress is more likely to address the role and purpose of the GSEs in the U.S. housing market and potentially legislate structural and other changes to the GSEs and the functioning of the secondary mortgage market. Since 2011, there have been numerous legislative proposals intended to scale back or eliminate the GSEs, however, no legislation has been enacted to date. The proposals vary greatly with regard to the government's role in the housing market, and more specifically, with regard to the existence of an explicit or implicit government guarantee. If any GSE reform legislation is enacted, it could impact the current role of mortgage insurance as credit enhancement, including its reduction or elimination, which would have an adverse effect on our revenue, operating results or financial condition. As a result of these matters, it is uncertain what role private capital, including MI, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact on our business is uncertain. Any changes to the charters or statutory authorities of the GSEs would require Congressional action to implement. Passage of any GSE reform legislation is uncertain and could change through the legislative process, which could take time, making the actual impact on us and our industry difficult to predict.
The U.S. MI industry is subject to regulatory risk and has been subject to increased scrutiny by insurance and other regulatory authorities.
The U.S. MI industry and our insurance subsidiaries are subject to substantial federal and state regulation, which has increased in recent years as a result of the most recent financial crisis. Increased federal or state regulatory scrutiny could lead to new legal precedents, new regulations or new practices, or regulatory actions or investigations, which could adversely affect our financial condition and operating results. In addition, given the recent significant losses incurred by many insurers in the mortgage and financial guaranty industries, we and our industry may be subject to heightened scrutiny by insurance regulators. State insurance regulatory authorities could take actions, including making changes to capital requirements, that could have a material adverse effect on us. Further, failure to comply with the various federal and state regulations promulgated by federal consumer protection authorities and state insurance regulatory authorities could lead to enforcement or disciplinary action, including the imposition of penalties and the revocation of our authorization to operate. See, Part I, Item 1, "Business - U.S. Mortgage Insurance Regulation."
The NAIC has formed a working group to explore, among other things, whether the states should adopt more robust rules regulating mortgage insurers, including strengthened capital requirements. We, along with other MI companies, are working with the Mortgage Guaranty Insurance Working Group of the Financial Condition (E) Committee of the NAIC (the "Working Group"). The Working Group will determine and make a recommendation to the Financial Condition (E) Committee of the NAIC as to what changes, if any, the Working Group believes are necessary to the solvency regulation of MI companies, including changes to the Mortgage Guaranty Insurers Model Act (Model #630). We have provided feedback to the Working Group since early 2013. The Working Group's discussions are ongoing, and the ultimate outcome and any potential actions taken by the NAIC cannot be predicted at this time. If the Working Group proposes that the NAIC adopt more stringent capital requirements, this could ultimately lead to NMIC being obligated to hold more capital for its insured business, which would reduce our profitability compared to the profitability we expect under the existing capital requirements.
A downturn in the U.S. economy or a decline in the value of borrowers' homes from their value at the time their loans close may result in more homeowners defaulting and could increase our losses.
Losses result from events that reduce a borrower's ability to continue to make mortgage payments, such as increasing unemployment and whether a defaulting borrower can sell the home for an amount that will cover unpaid principal and interest and the expenses of the sale. Deterioration in economic conditions generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect housing values, which in turn can decrease the willingness of borrowers with sufficient resources to make mortgage payments when their mortgage balances exceed the values of their homes.

Housing values may decline even absent deterioration in economic conditions due to declines in demand for homes, which in turn may result from changes in buyers' perceptions of the potential for future appreciation, rising interest rates or restrictions on mortgage credit due to more stringent underwriting standards, among other factors. If our loss projections are inaccurate, our loss payments could materially exceed our recorded loss reserves resulting in an adverse effect on our financial position and operating results. Also, if unemployment rates materially exceed and home price trends materially differ from our forecasts, our underwriting standards and premium charges may prove inadequate to shield us from materially increased losses.
If interest rates decline, house prices appreciate or mortgage insurance cancellation requirements change, the length of time that our policies remain in force could decline and result in a decrease in our actual versus projected revenue.
In each year, most of our premiums will be from insurance that has been written in prior years. As a result, the length of time insurance remains in force, which is also generally referred to as persistency, is a significant determinant of our revenues. The factors affecting persistency include:

•
the level of current mortgage interest rates compared to the mortgage rates on the insurance in force, which affects the vulnerability of the insurance in force to refinancings (i.e., lower current interest rates make it more attractive for borrowers to refinance and receive a lower interest rate); and

•	mortgage insurance cancellation policies of mortgage investors, along with the current value of the homes underlying the mortgages in the insurance in force.
Current mortgage interest rates are at or near historic lows. Future premiums on our insurance in force represent a material portion of our claims paying resources. We are unsure what the impact on our revenues will be as mortgages are refinanced, because the number of policies we write for replacement mortgages may be more or less than the terminated policies associated with the refinanced mortgages. Our revenues might be negatively impacted if there is a higher than expected level of refinance activity in the future on loans that we insure.
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

•
lenders originating mortgages using "piggy-back" or other structures to avoid MI, such as a first mortgage with an 80% LTV and a second mortgage with a 10%, 15% or 20% LTV (referred to as 80-10-10, 80-15-5 or 80-20 loans, respectively) rather than a first mortgage with an LTV above 80% that has MI; and

•	if borrowers pay cash versus securing mortgage financing, which has occurred with greater frequency in recent years.
Any of these alternatives to MI could reduce or eliminate the need for our product, could cause us to lose business and/or could limit our ability to attract the business that we would prefer to underwrite. In particular, since 2008, government mortgage insurance programs, principally the FHA, have captured a significant share of the insured loan market. Government mortgage insurance programs are not subject to the same capital requirements, risk tolerance or business objectives that we and other private MI companies are, and therefore, generally have greater financial flexibility in setting their pricing, guidelines and capacity, which could put us at a competitive disadvantage. On January 26, 2015, the FHA reduced its single-family annual mortgage insurance premiums by 50 basis points. On December 11, 2013, HUD announced its own final rule defining a "Qualified Mortgage" that would be insured, guaranteed or administered by FHA, which went into effect on January 10, 2014 and which is less restrictive than the CFPB's definition in certain respects, including that (i) it has no borrower DTI limit, and (ii) it has a higher pricing threshold for loans to fall into the "safe harbor" category of QM loans rather than the "rebuttable presumption" category of QM loans. Because of these factors, it is possible that lenders will prefer FHA-insured loans to loans insured by private MI companies, including us, and that such preferences could have a material negative effect on our ability to compete for business. In addition, loans insured under FHA and other Federal government-supported mortgage insurance programs are eligible for securitization in Ginnie Mae securities, which may be viewed by investors as more desirable than GSE securities due to the explicit backing of Ginnie Mae securities by the full faith and credit of the U.S. Federal government. While declining from a high of approximately 85% in 2009, the market share of governmental agencies remains substantially above the low of approximately 23% in 2007, according to statistics reported by Inside Mortgage Finance. If the FHA or other government-supported mortgage insurance programs maintain or increase their share of the mortgage insurance market, our business and industry could be negatively affected.
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
If the volume of low down payment loan originations declines, the amount of insurance that we may be able to write could decline, which would reduce our revenues.
Our revenues, in part, depend on the volume of low down payment loan originations and may be negatively affected if the volume declines. The factors that affect the volume of low down payment loan originations include, among other things:

•	restrictions on mortgage credit due to more stringent underwriting standards, more restrictive regulatory requirements and liquidity issues affecting lenders;

•	the level of loan interest rates and deductibility of mortgage interest for income tax purposes;

•	the health of the real estate industry and the national economy as well as the conditions in regional and local economies;

•	housing affordability;

•	population trends, including the rate of household formation;

•	the rate of home price appreciation, which in times of heavy refinancing can affect whether refinance loans have LTVs that require MI; and

•	U.S. government housing policy encouraging loans to first-time homebuyers.
A decline in the volume of low down payment loan originations could decrease demand for MI, decrease our new insurance written and therefore reduce our revenues and have an adverse effect on our operating results.
The U.S. MI industry is, and as a participant we will be, subject to litigation risk generally.
The MI industry faces litigation risk in the ordinary course of operations, including the risk of class action lawsuits and administrative enforcement by federal agencies. Litigation and enforcement actions relating to capital markets transactions and securities-related matters in general has increased as a result of the most recent financial crisis. Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers have been involved in litigation alleging violations of RESPA and the FCRA. RESPA generally precludes mortgage insurers from paying referral fees to mortgage lenders for the referral of MI business. This limitation also can prohibit providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that mortgage lenders provide that are higher than their reasonable or fair market value, in exchange for the referral of MI business services. Violations of the referral fee limitations of RESPA may be enforced by the CFPB, as well as by private litigants in class actions. In the past, a number of lawsuits have challenged the actions of MI companies under RESPA, alleging that the insurers have violated the referral fee prohibition by entering into captive reinsurance arrangements or providing products or services to mortgage lenders at improperly reduced prices in return for the referral of MI. In addition to these private lawsuits, other MI companies received Civil Investigative Demands from the CFPB as part of its investigation to determine whether mortgage lenders and mortgage insurance providers engaged in acts or practices in connection with their captive mortgage insurance arrangements in violation of the RESPA, the Consumer Financial Protection Act and the Dodd-Frank Act. In 2013, the CFPB entered into consent orders with five other MI companies settling the CFPB's allegations related to those MI companies' respective captive arrangements. We do not currently have any captive reinsurance arrangements and are not currently subject to RESPA-related inquiries by the CFPB or other regulators or RESPA-related litigation. However, should we become a party to such an inquiry or action, the ultimate outcome is difficult to predict, and it is possible that any outcome could be negative to us specifically or the industry in general and such a negative outcome could have an adverse effect on our business, financial position and operating results.

Risks Related to Our Common Stock
We do not anticipate paying any dividends on our common stock in the near future, and payment of any declared dividends may be delayed.
As a condition of GSE Approval, the GSEs have prohibited NMIC from paying a dividend to us before December 31, 2015. NMIC has also agreed with various state insurance regulators to restrictions on the payment of dividends until January 2016. After the expiration of these periods, we must obtain prior approval from the GSEs for the payment of any dividend by NMIC, and we will have to obtain permission from our state of domicile regulator, the Wisconsin OCI or any successor domestic regulator, for the payment of any extraordinary dividend. Without the payment of dividends from NMIC to us, it may be difficult for us to pay dividends to stockholders.
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
As of February 16, 2015, we had 58,519,558 shares of our common stock issued and outstanding. Of the outstanding shares of our common stock, the shares held by a person (or persons whose shares are aggregated) who is not deemed to be an affiliate of ours at any time during the three months preceding a sale, and who has beneficially owned restricted securities within the meaning of Rule 144 of the Securities Act may be eligible for resale in the public market under Rule 144 under the Securities Act subject to applicable restrictions under Rule 144. Sales of substantial amounts of our common stock in the public market in the future, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and place that we deem appropriate.
In addition, we have filed registration statements on Form S-8 under the Securities Act to register an aggregate of 5.5 million shares of our common stock for issuance under our 2012 Stock Incentive Plan and an aggregate of 4 million shares of our common stock for issuance under our 2014 Omnibus Incentive Plan. Any shares issued in connection with acquisitions, the exercise of stock options or otherwise would dilute the percentage ownership held by investors who purchase our shares.
Future issuances of shares of our common stock may depress our share price and might dilute the book value of our common stock and reduce your influence over matters on which stockholders vote.
We have the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares that may be issued to satisfy our obligations under our incentive plans, and securities and instruments that are convertible into our common stock. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock and might dilute the book value of our common stock or result in a decrease in the per share price of our common stock.
Future issuance of debt or preferred stock, which would rank senior to our common stock upon our liquidation, may adversely affect the market value of our common stock.
In the future, we may attempt to increase our capital resources by issuing debt, including bank debt, commercial paper, medium-term notes, senior or subordinated notes or classes of shares of preferred stock. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that would limit amounts available for distribution to holders of shares of our common stock. Accordingly, in the event of our liquidation, holders of our debt securities and preferred stock and lenders with respect to other borrowings, if any, would receive a distribution of our available assets prior to the holders of shares of our common stock. In addition, if we incur debt in the future, our future interest cost could increase and adversely affect our liquidity, cash flow and operating results. Our decision to issue debt or preferred stock will depend on market conditions and other factors, some of which will be beyond our control. We cannot predict or estimate the amount, timing or nature of such future issuances. Holders of our common stock bear the risk of such future issuances of debt or preferred stock reducing the market value of our common stock.

The market price of our common stock may be volatile, which could cause the value of an investment in our common stock to decline.
The market price of our common stock may fluctuate substantially and be highly volatile, which may make it difficult for stockholders to sell their shares of our common stock at the volume, prices and times desired. There are many factors that impact the market price of our common stock, including, without limitation:

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

•	market valuations, as well as the financial and operating performance and prospects, of similar companies;

•	future issuances or sales, or anticipated issuances or sales, of our common stock or other securities convertible into or exchangeable or exercisable for our common stock;

•	expenses incurred in connection with changes in our stock price, such as changes in the value of the liability reflected on our financial statements associated with outstanding warrants;

•	the potential failure to establish and maintain effective internal controls over financial reporting;

•	additions or departures of key personnel;

•	our failure to satisfy the continued listing requirements of the NASDAQ;

•	our failure to comply with the Sarbanes-Oxley Act of 2002; and

•	our treatment as an "emerging growth company" under the federal securities laws.
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
As an EGC, we are relieved from certain significant requirements, including, among other things, the requirement to comply with certain provisions of Sarbanes-Oxley and the Dodd-Frank Act and certain provisions and reporting requirements of or under the Securities Act and the Exchange Act, which has the effect of reducing the amount of information that we are required to provide for the foreseeable future. For example, as an EGC, we are exempt from complying with Section 404(b) of Sarbanes-Oxley, which otherwise would have required our auditors to attest to and report on our internal control over financial reporting. These reduced disclosure requirements may make our common stock less attractive to investors. To the extent that other companies do not, or cannot, take advantage of the benefits under the JOBS Act, this distinction may make our common stock less attractive to investors.
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
As a Delaware corporation, we are also subject to anti-takeover provisions of Delaware law. The Delaware General Corporation Law (the "DGCL") provides that stockholders are not entitled the right to cumulate votes in the election of directors unless a corporation's certificate of incorporation provides otherwise. Our certificate of incorporation does not provide for cumulative voting in the election of directors.
We are subject to Section 203 of the DGCL, which, subject to certain exceptions, prohibits a public Delaware corporation from engaging in a business combination (as defined in such section) with an "interested stockholder" (defined generally as any person who beneficially owns 15% or more of the outstanding voting stock of such corporation or any person affiliated with such person) for a period of three years following the time that such stockholder became an interested stockholder, unless (i) prior to such time, the board of directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (ii) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of such corporation at the time the transaction commenced (excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) the voting stock owned by directors who are also officers or held in employee benefit plans in which the employees do not have a confidential right to tender or vote stock held by the plan); or (iii) on or subsequent to such time the business combination is approved by the board of directors of such corporation and authorized at a meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested stockholder.
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
Item 3. Legal Proceedings
We currently are not a party to any pending legal proceedings. We may in the future become subject to lawsuits and claims arising in the ordinary course of business.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NASDAQ under the symbol "NMIH." At February 16, 2015, there were 58,519,558 shares of our Class A common stock outstanding and approximately 37 holders of record. There are no shares of our Class B common stock outstanding.
The following table shows the high and low sales prices of our common stock on the NASDAQ for the financial quarters indicated:

	2014		2013
	High	Low	High	Low
1st Quarter	$12.50	$10.52	$—	$—
2nd Quarter	11.75	9.98	—	—
3rd Quarter	10.83	8.35	—	—
4th Quarter	9.68	8.26	14.15	12.00
No dividends on our common stock have previously been declared or paid, and we do not expect to declare or pay dividends in the near future. For information on our ability to pay dividends, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Holding Company Liquidity and Capital Resources" and Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Notes 11 and 13."
Issuer Purchases of Equity Securities
We did not repurchase any shares of Common Stock during 2014.
Common Stock Performance Graph
The following graph compares the cumulative total stockholder return on our Class A Common Stock from November 8, 2013 (our first trading day on the NASDAQ) until December 31, 2014, with the cumulative total stockholder return on the Russell 2000 Index and a mortgage insurance company index ("Peer Index"). Prior to November 2013, there was no established public market for our securities. The Peer Index consists of Essent, MGIC and Radian. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested quarterly. The total stockholder's returns are not necessarily indicative of future returns. Information contained or referenced in the stock performance graph below is being furnished with this report and will not be deemed "filed" for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act.

	11/8/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/30/2014

NMI Holdings, Inc.	$100	$91	$83	$73	$55	$61
Russell 2000 Index	100	106	107	108	101	110
Peer Group Index (ESNT, MTG, RDN)	100	123	121	116	116	135

Item 6. Selected Financial Data
The information in the following table should be read in conjunction with the information included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data."

	For the Year Ended December 31,			For the period from May 19, 2011 (inception) to December 31, 2011
	2014	2013	2012
Consolidated statements of operations	(In Thousands, except for share data and ratios)
Net premiums written	$34,029	$3,541	$—	$—
Net premiums earned	13,407	2,095	—	—
Net investment income	5,618	4,808	6	—
Net realized investment gains	197	186	—	—
Gain (loss) from change in fair value of warrant liability	2,949	(1,529)	278	—
Total revenues	22,208	5,560	284	—
Losses incurred	83	—	—	—
Amortization of deferred policy acquisition costs	373	1	—	—
Underwriting and operating expenses	73,044	60,743	27,775	1,349
Net loss	(48,906)	(55,184)	(27,491)	(1,349)
Basic and diluted loss per share	$(0.84)	$(0.99)	$(0.73)	$(13,490.00)
Weighted average common shares outstanding	58,281,425	56,005,326	37,909,936	100

	2014	2013	2012	2011
Consolidated balance sheets	(In Thousands, except for share data and ratios)
Total investments	$336,501	$409,088	$4,864	$—
Cash and cash equivalents	103,021	55,929	485,855	*
Total assets	463,265	481,219	542,768	210
Unearned premiums	22,069	1,446	—	—
Reserve for insurance claims and claims expenses	83	—	—	—
Shareholders' equity	426,958	463,217	488,748	(1,349)
Book value per share	$7.31	$7.98	$8.81	$(13,490.00)
Selected ratios
Loss ratio	1%	—%	—%	—%
Expense ratio	545%	2,900%	—%	—%
Combined ratio	545%	2,900%	—%	—%
Risk-to-capital ratio	3.6:1	0.7:1	—	—
Other data
New primary insurance written	$3,451,354	$162,172	$—	$—
New primary risk written	775,575	36,516	—	—
New pool risk written	—	93,090	—	—
Direct primary insurance in force	3,369,664	161,731	—	—
Direct primary risk in force	801,561	36,516	—	—
Direct pool risk in force	93,090	93,090	—	—

*As of December 31, 2011, we had $1 in cash and cash equivalents, which is not identifiable in this schedule due to rounding.

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
Overview
We were incorporated in May 2011 and, through our subsidiaries, we provide private MI. Our primary insurance subsidiary, NMIC, is a qualified MI provider on loans purchased by the GSEs and is licensed in all 50 states and D.C. to issue mortgage insurance. Our reinsurance subsidiary, Re One, solely provides reinsurance to NMIC on certain loans insured by NMIC, as described in Note 13, Statutory Information, below. Our stock trades on the NASDAQ under the symbol "NMIH."
MI protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who generally make down payments of less than 20% of the home's purchase price. By protecting lenders and investors from credit losses, we help facilitate the availability of mortgages to prospective, primarily first-time, U.S. home buyers, thus promoting homeownership while protecting lenders and investors against potential losses related to a borrower's default. MI also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to the GSEs. We are one of seven companies in the U.S. who offer MI. Our business strategy is to become a leading national MI company with our principal focus on writing insurance on high quality, low down payment residential mortgages in the U.S.
The MI industry is a highly regulated, capital intensive industry. Other challenges to entry include the need for a customer-integrated operating platform capable of issuing and servicing mortgage insurance policies, the competitive positions and established customer relationships of existing mortgage insurance providers, and in order to conduct MI business nationwide, the need to obtain and maintain insurance licenses in all 50 states and D.C. Additionally, the resource commitment required by mortgage originators, and larger lenders in particular, to connect to a new mortgage insurance platform, such as ours, is significant.
NMIC currently differentiates itself from its competitors by underwriting all loans it insures either prior to or post close, which permits us to provide loan originators and aggregators with 12-month rescission relief protection, thereby giving our customers consistent confidence of coverage. We have the ability to write new business without the burden of risky legacy exposures and believe our current capital supports our current business writing strategy, while staying within the regulatory guidelines imposed by state insurance departments and the GSEs.
Since we began writing MI in April 2013, we have become a fully operational MI company, with $3.4 billion of primary IIF and $4.7 billion of pool IIF as of December 31, 2014 compared to $161.7 million of primary IIF and $5.1 billion of pool IIF as of December 31, 2013. As of December 31, 2014, the Company had primary RIF of $801.6 million compared to primary RIF of $36.5 million as of December 31, 2013. Pool RIF as of December 31, 2014 and December 31, 2013 was $93.1 million.
We discuss below our results of operations for the periods presented, as well as the conditions and trends that have impacted or are expected to impact our business, including customer development, new business writings, the composition of our insurance portfolio, and other factors that we expect to impact our results.
Conditions and Trends Impacting Our Business
Customer Development
As discussed in Part I, Item 1, "Business - Customers," our sales and marketing strategy is focused on attracting as customers mortgage originators in the U.S. that fall into two distinct categories, which we refer to as "National Accounts" and "Regional Accounts." Since April 2013, we have increased our customer base, and we expect to continue to acquire new National and Regional Account customers. In addition to adding new customers, we believe more of our existing customers will begin to allocate more of their business to us for placement of our MI.
Our ability to make progress attaining and retaining customers is primarily dependent on the following factors:

•
Maintain approved status and relationships with National Accounts who purchase loans from Regional Accounts. Retaining these approvals as an authorized MI provider enables Regional Accounts to sell loans with insurance from us to those National Accounts through their correspondent channels.  Consequently, these relationships are critical to continuing to grow our business with Regional Accounts.

•
Continue the progress made to date connecting with leading third-party loan origination systems utilized by Regional Accounts. The Regional Accounts who originate loans using these third-party loan origination systems will be able to automatically select us as an MI provider within those systems.

We had 735 master policy holders in 2014, compared to 305 in 2013. Of those master policy holders, 37.7% were delivering business in 2014, compared to 7.2% delivering business in 2013. The table below shows the number of our customers generating NIW within each of the last seven completed fiscal quarters and during the year ended December 31, 2014.
New Insurance Written, Insurance in Force and Risk in Force
Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a non-flow basis, in which mortgage insurance coverage is placed on more than one loan, typically after the loans have been originated. MI may also be written in a pool policy, where a group of loans (or pool) are insured under a single contract. Pool insurance may have a stated aggregate loss limit for a pool of loans and may also have a deductible under which no losses are paid by the insurer until losses on the pool of loans exceed the deductible.
During the quarter ended December 31, 2014, we had primary NIW of $1.7 billion, compared to primary NIW of $974.9 million during the quarter ended September 30, 2014. We had primary NIW of $3.5 billion for the year ended December 31, 2014 compared to $162.2 million for the year ended December 31, 2013. We did not write any new pool insurance in 2014. Our total NIW for the year ended December 31, 2013 consisted almost entirely of pool insurance written under our Fannie Mae pool agreement, which comprised $5.2 billion of the total NIW of $5.3 billion.
As of December 31, 2014, NMIC had primary IIF of $3.4 billion and pool IIF of $4.7 billion and total RIF of $894.4 million, consisting of $801.4 million of primary RIF, representing insurance on 14,603 loans, and pool RIF of $93.1 million, representing insurance on approximately 21,000 loans. As of December 31, 2013, NMIC had primary IIF of $161.7 million and pool IIF of $5.1 billion and total RIF of $129.6 million, consisting of primary RIF of $36.5 million and pool RIF of $93.1 million. We expect NMIC's primary IIF and RIF to significantly increase over the coming year.

Fannie Mae Pool Transaction
Effective September 1, 2013, NMIC entered into an agreement with Fannie Mae, pursuant to which NMIC initially insured approximately 22,000 loans with IIF of $5.2 billion (as of September 1, 2013).  We receive monthly premiums from Fannie Mae for this transaction, which are recorded as written and earned in the month received. The agreement has a term of ten years from September 1, 2013, the coverage effective date.
The RIF to NMIC is $93.1 million, which represents the difference between a deductible payable by Fannie Mae on initial losses and a stop loss above which losses are borne by Fannie Mae. NMIC provides this same level of risk coverage over the term of the agreement. We are bound to counter-party requirements contained in the agreement that specify the amount of capital NMIC will need to maintain to support the agreement until the new PMIERs are effective, discussed below in "-Proposed PMIERs." The capital we are required to maintain under the pool agreement is specified as the greater of the following:

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
Although our GSE approval letters require that NMIC hold at least $150 million of capital in total to support both pool and primary risk, the capital we are required to maintain under this pool agreement just to support the pool risk (under b.ii.) will decline over the ten year term of the agreement as the loans in the pool amortize or as loans pay off. The amount calculated under ii.2. is equivalent to $93.1 million and remains the same over the term of the transaction. The current loan level RIF of the pool, as of December 31, 2014, is $1.62 billion, which, when multiplied by 5.6% per the calculation under b.ii.1, produces a capital requirement of $90.6 million. We expect that as the loans in the pool amortize or as loans pay off, the capital required in b.ii.1 will continue to decline below the $93.1 million, which is constant and set at the effective date of the transaction, and as a result the amount of capital required under b.ii. will continue to decline. If the draft PMIERs (discussed below) were put into place today, we expect that the amount of capital we would have to hold to support this particular pool transaction would be $44.1 million, a significant reduction from the current capital requirement of $90.6 million under b.ii above.

Insurance Portfolio
We currently underwrite every loan we insure, including loans submitted through our delegated channel. Until recently, we believe the prevailing standard of other companies in the MI industry has been to conduct partial quality assurance testing of delegated underwritten loans. Our pricing policies also help mitigate credit risk in the form of higher premium rates for loan features or borrower characteristics associated with historically higher default rates.
We utilize certain risk principles that form the basis of how we underwrite and originate primary NIW. First, we manage our portfolio credit risk by using several loan eligibility matrices which prescribe the maximum LTV ratio, minimum borrower credit score, maximum loan size, property type and occupancy status of loans that we will insure. Our loan eligibility matrices, as well as all of our detailed underwriting guidelines, are contained in our Underwriting Guideline Manual that is publicly available on our website. Our eligibility criteria and underwriting guidelines are designed to mitigate the layered risk inherent in a single insurance policy. "Layered risk" refers to the accumulation of borrower, loan risk and property risk. For example, we have higher credit score and lower maximum allowed LTV requirements for riskier property types, such as investor properties, compared to owner-occupied properties.
We monitor the concentrations of the various risk attributes in our insurance portfolio. Our primary IIF and RIF, as of December 31, 2014, were made up of approximately 63% and 62%, respectively, of credit scores at or above 740. Generally, insuring loans made to borrowers with higher credit scores tends to result in a lower frequency of claims. Additionally, as of December 31, 2014, we believe our insurance portfolio is comprised of loans that are full documentation loans, and less than 1% of our RIF is above 95% LTV. As we continue to increase our insurance writings, we expect to continue to seek out and insure high credit quality mortgages. Since we recently began writing MI in April 2013, our portfolio does not yet reflect our expected distribution of LTVs, borrower credit scores, loan sizes, property types and occupancy statuses of loans that we expect to insure, as well as the concentrations within states and metropolitan statistical areas. We believe we will move toward our expected distribution of these risk attributes in our insurance portfolio as we continue to write more business.

Overview of NIW, IIF and RIF
A significant portion of our NIW in 2014 was comprised of single premium policies. While our single premium policies currently represent the majority of our NIW and IIF, we expect the mix of our policy types could change meaningfully in future quarters. Lender-paid single premiums are non-refundable and fully earned upon cancellation.
The table below shows NIW, IIF, RIF, policies in force, the weighted average coverage and loans in default, by quarter, for the last five quarters, for our primary book.

Primary	As of and for the Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
	(Dollars in Thousands)
New insurance written	$1,692,187	$974,910	$429,944	$354,313	$157,568
Insurance in force (1)	$3,369,664	$1,812,956	$939,753	$514,796	$161,731
Risk in force (1)	$801,561	$435,722	$220,949	$115,467	$36,516
Policies in force (1)	14,603	7,628	3,865	2,072	653
Weighted average coverage (2)	23.8%	24.0%	23.5%	22.4%	22.6%
Loans in default (count)	4	—	1	—	—
Risk in force on defaulted loans	$208	$—	$100	$—	$—

(1)	Reported as of the end of the period.

(2)	End of period RIF divided by IIF.
The table below shows primary and pool IIF, NIW and premiums written and earned.

Primary and Pool
	As of and for the Year Ended December 31, 2014				As of and for the Year Ended December 31, 2013
	IIF	NIW	Premiums Written	Premiums Earned	IIF	NIW	Premiums Written	Premiums Earned
	(In Thousands)
Primary	$3,369,664	$3,451,354	$28,611	$7,989	$161,731	$162,172	$1,651	$205
Pool	4,721,674	—	5,418	5,418	5,089,517	5,171,664	1,890	1,890
Total	$8,091,338	$3,451,354	$34,029	$13,407	$5,251,248	$5,333,836	$3,541	$2,095
Approximately 59% of our IIF and NIW in 2014 was from single premium business.
The tables below show the weighted average FICO and the weighted average LTV, by policy type, for the quarter in which the policy was originated.

Weighted Average FICO
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Monthly	740	746	747	749	747
Single	753	756	754	759	757
Annual	725	—	—	—	—

Weighted Average LTV
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Monthly	91%	92%	93%	92%	93%
Single	90	90	90	89	89
Annual	90	—	—	—	—

The table below reflects our total IIF and RIF by FICO as of December 31, 2014.

Total Portfolio	IIF		RIF
	(Dollars in Thousands)
	As of December 31, 2014
>= 740	$5,947,805	73.5%	$571,549	63.9%
680 - 739	1,892,596	23.4	292,048	32.6
620 - 679	250,937	3.1	31,054	3.5
<= 619	—	—	—	—
Total	$8,091,338	100.0%	$894,651	100.0%
The table below reflects our primary NIW, IIF and RIF by FICO for the 2014 and 2013 books as of December 31, 2014.

Primary - 2014 Book	NIW		IIF		RIF
	(Dollars in Thousands)
	As of December 31, 2014
>= 740	$2,178,995	63.1%	$2,040,422	62.7%	$479,076	61.8%
680 - 739	1,156,785	33.6	1,102,579	33.8	268,429	34.6
620 - 679	115,574	3.3	113,752	3.5	28,070	3.6
<= 619	—	—	—	—	—	—
Total	$3,451,354	100.0%	$3,256,753	100.0%	$775,575	100.0%

Primary - 2013 Book	NIW (1)		IIF		RIF
	(Dollars in Thousands)
	As of December 31, 2014
>= 740	$113,907	70.2%	$75,646	67.0%	$17,096	65.8%
680 - 739	47,102	29.0	36,264	32.1	8,618	33.2
620 - 679	1,163	0.8	1,001	0.9	272	1.0
<= 619	—	—	—	—	—	—
Total	$162,172	100.0%	$112,911	100.0%	$25,986	100.0%
The table below reflects our pool NIW, IIF and RIF by FICO for the 2013 book as of December 31, 2014.

Pool - 2013 Book	NIW (1)		IIF		RIF
	(Dollars in Thousands)
	As of December 31, 2014
>= 740	$4,186,844	81.0%	$3,831,737	81.2%	$75,377	81.0%
680 - 739	832,755	16.1	753,753	16.0	15,001	16.1
620 - 679	152,065	2.9	136,184	2.8	2,712	2.9
<= 619	—	—	—	—	—	—
Total	$5,171,664	100.0%	$4,721,674	100.0%	$93,090	100.0%

(1)	Represents total NIW for the year ended December 31, 2013.

The tables below reflect our average primary loan size by FICO and the percentage of our RIF by loan type.

	December 31, 2014	December 31, 2013
Average Primary Loan Size by FICO	(In Thousands)
>= 740	$236	$253
680 - 739	225	237
620 - 679	205	194
<= 619	—	—

Percentage of RIF by Loan Type	Primary	Pool
As of December 31, 2014
Fixed	95.5%	100.0%
Adjustable rate mortgages:
Less than five years	0.1	—
Five years and longer	4.4	—
Total	100.0%	100.0%
The following table reflects our RIF by LTV ratio. We calculate the LTV ratio of a loan as a percentage of the original loan amount to the original value of the property securing the loan. In general, the lower the LTV ratio the lower the likelihood of a default, and for loans that default, a lower LTV ratio generally results in a lower severity for any claim, as the borrower has more equity in the property.

Total RIF by LTV	Primary			Pool
	RIF	% of Total LTV	Policy Count	RIF	% of Total LTV	Policy Count
As of December 31, 2014	(Dollars in Thousands)
95.01% and above	$3,695	0.5%	76	$—	—%	—
90.01% to 95.00%	435,950	54.4	6,832	—	—	—
85.01% to 90.00%	291,711	36.4	4,929	—	—	—
80.01% to 85.00%	70,191	8.7	2,765	—	—	—
80.00% and below	14	—	1	93,090	100.0	20,573
Total RIF	$801,561	100.0%	14,603	$93,090	100.0%	20,573
Geographic Dispersion
We intend to build a geographically diverse portfolio without geographic concentrations that might expose us to undue risk.  Risk will be managed by establishing targets and limits for new origination mix and/or portfolio limits.  Therefore, aside from the impact of market restrictions, we expect that our insurance origination mix by region will be consistent with the overall distribution of mortgage originations in the U.S. that require mortgage insurance. We currently have no geographic market restrictions in place.
On an ongoing and recurring basis, we evaluate changing market conditions to determine if it is appropriate to establish, tighten, loosen or eliminate lending restrictions established by geographic area.  The evaluation is expected to include factors such as historical performance and the historical performance of other market participants, forward-looking projections for key risk drivers, estimated impact on loss performance and existing portfolio concentrations.  Consistent with our governance processes, the geographic concentrations will be monitored on an ongoing basis and changes to market restrictions will be reviewed and approved.

The following tables show the distribution by state of our IIF and RIF, for both primary and pool insurance. As of December 31, 2014, our IIF and RIF is more heavily concentrated in California, primarily as a result of the acquisition of new customers. With these new customers, we have placed our MI on a higher proportion of mortgage loans originated in California. With the broadening of our customer base, the concentration of primary IIF and RIF in California as of the end of the second quarter has declined from 21.3% for both, to 16.6% and 16.3%, respectively, as of December 31, 2014. The distribution of risk across the states as of December 31, 2014 is not necessarily representative of the geographic distribution we expect in the future. With our expectations that we will add a significant number of new customers as we grow and receive greater allocations of business from our existing customers, we believe we will have more flexibility to manage our state concentration levels.

Top 10 Primary IIF and RIF by State		IIF	RIF
As of December 31, 2014
1.	California	16.6%	16.3%
2.	Texas	6.2	6.6
3.	Michigan	4.8	4.7
4.	Florida	4.7	4.6
5.	Arizona	3.8	3.9
6.	Pennsylvania	3.7	3.7
7.	Ohio	3.6	3.8
8.	Virginia	3.6	3.5
9.	Colorado	3.5	3.5
10.	North Carolina	3.5	3.6
	Total	54.0%	54.2%

Top 10 Pool IIF and RIF by State		IIF	RIF
As of December 31, 2014
1.	California	28.6%	28.0%
2.	Texas	5.4	5.4
3.	Colorado	3.9	3.9
4.	Washington	3.9	3.8
5.	Massachusetts	3.7	3.6
6.	Virginia	3.7	3.7
7.	Illinois	3.7	3.7
8.	New York	2.8	2.8
9.	Florida	2.8	2.8
10.	New Jersey	2.8	2.8
	Total	61.3%	60.5%

Premiums Written and Earned
For the year ended December 31, 2014, we had net premiums written of $34.0 million and premiums earned of $13.4 million, compared to net premiums written of $3.5 million and premiums earned of $2.1 million for the year ended December 31, 2013. In our industry, a "book" is a group of loans that an MI company insures in a particular period, normally a calendar year. We set premiums at the time a policy is issued based on our expectations regarding likely performance over the term of coverage. We expect the average premium rate we charge on our monthly primary flow MI policies to be comparable with the rates charged by the industry in general.
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

•
cancellations, which reduce insurance-in-force. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage rates on our insurance-in-force. Refinancings are also affected by current home values compared to values when the loans became insured and the terms on which mortgage credit is available. Upon cancellation of a policy, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the policyholder. To a lesser extent, we expect our future cancellations to be impacted by policies canceled due to claim payment, which require us to return any premium received subsequent to the date the insured mortgage defaults. Finally, cancellations are affected by home price appreciation, which may give homeowners the right to cancel the MI on their loans. Based on current market conditions, we expect our MI policies to have a persistency rate of between 80% and 85%;

•	premium rates, which are based on the risk characteristics of the loans insured, the percentage of coverage on the loans, competition from other mortgage insurers and general industry conditions; and

•
premiums ceded under reinsurance agreements. The only reinsurance agreements we currently have in place are between NMIC and Re One and they are for the sole purpose of allowing NMIC to comply with certain statutory requirements regarding the amount of risk an MI company may retain on any single MI policy.

Mortgage Insurance Earnings and Cash Flow Cycle
In general, the majority of any underwriting profit (i.e., the earned premium revenue minus claims and expenses, excluding investment income) that a book generates occurs in the early years of the book, with the largest portion of the underwriting profit for that book realized in the first year. The earnings we record and the cash flow we receive varies based on the type of MI product and premium plan our customers select. We offer monthly, annual and single premium payment plans. The level of competition within the private MI industry has been intense and is not expected to diminish. Lenders are requesting with greater frequency discounts from mortgage insurers, particularly with respect to LPMI single premium policies. If the percentage of our new business represented by single premium policies continues to remain at elevated levels or if we reduce prices in response to future price competition, it may decrease our premium yields.
Claims Incurred
We received our first NOD within our primary insurance book in the second quarter of 2014. For the year ended December 31, 2013, we had no primary claim or IBNR reserves. At December 31, 2014, we had established loss reserves of $83 thousand for our primary loans in default. Due to the size of the pool transaction deductible ($10.3 million), the low level of NODs reported through December 31, 2014 and the high quality of the loans (all loans are less than 80% LTV), we have not established any pool reserves for claims or IBNR for the years ended December 31, 2014 and December 31, 2013. See, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 5, Reserves for Insurance Claims and Claims Expenses."
Claims incurred are the current expense that is booked within a particular period to reflect actual and estimated claim payments that we believe will ultimately be made as a result of insured loans that are in default. As explained under "Critical Accounting Estimates - Reserve for Claims and Claim Adjustment Expenses" below, we do not recognize an estimate of claim expense for loans that are not in default. Claims incurred are generally affected by:

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

•
the rate at which we rescind policies. Because of tighter underwriting standards generally in the mortgage lending industry and the terms of our master policy, we expect that our level of rescission activity will be lower than recent rescission activity experienced by the MI industry; and

•
the distribution of claims over the life of a book. Historically, the first two to three years after loans are originated are a period of relatively low claims, with claims increasing substantially for several years subsequent and then declining. Factors, such as persistency of the book, the condition of the economy, including unemployment and housing prices, and others, can affect this pattern. See "Mortgage Insurance Earnings and Cash Flow Cycle," above.

We expect that claims incurred for the first two to three years of our operations will be relatively low for the following reasons:

•	we currently underwrite every loan and we believe that this will lower our incurred claims;

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
Cybersecurity
As a participant in the mortgage lending and MI industries, we rely on e-commerce and other technologies to provide and expand our products and services. We have established and implemented security measures, controls and procedures to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed and/or stored in such systems. We periodically employ third parties to evaluate and test the adequacy of such systems, controls and procedures. In addition, we have established a business continuity plan that is designed to allow our business to continue to operate in the midst of certain disruptive events, including any disruptions to our information technology systems. We also have an incident response plan that is designed to address information security incidents, including breaches of our information technology systems. Despite these safeguards, disruptions to and breaches of our information technology systems are possible and may negatively impact our business.
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
Capital Position of Our Insurance Subsidiaries
In addition to the requirement that NMIC adhere to certain minimum capital requirements, as described in "Note 13, Statutory Information," NMIC is also subject to state regulatory minimum capital requirements based on its insured RIF. While formulations of this minimum capital may vary in each jurisdiction, the most common measure allows for a maximum permitted risk-to-capital ratio of 25 to 1.
As of December 31, 2014, NMIC's primary RIF was approximately $801.6 million representing insurance on a total of 14,603 policies in force, and pool risk-in-force was approximately $93.1 million, representing insurance on a total of approximately 21,000 loans. Based on NMIC's reported total statutory capital of $231 million at December 31, 2014, NMIC's risk-to-capital ratio was 3.5:1, significantly below the contractual and regulatory maximum risk-to-capital thresholds. Similarly, Re One had total statutory capital of $15 million at December 31, 2014, with a risk-to-capital ratio of 6.2:1.

As our insurance writings grow and our RIF increases, our risk-to-capital ratio will increase and NMIC's risk-to-capital metrics will become more important to an evaluation of its compliance with all of the capital requirements to which it is subject. The GSEs and state insurance regulators are currently examining their respective capital requirements to determine whether in light of the recent financial crisis, changes are needed to more accurately assess mortgage insurers' ability to withstand stressful economic conditions. As discussed below under "- Proposed PMIERs," the FHFA recently announced updated GSE mortgage insurer eligibility requirements that include new financial requirements. These new financial requirements prescribe a risk-based capital methodology whereby the amount of capital required to be held against each insured loan is determined based on certain risk characteristics, such as FICO, vintage (year of origination), performing vs. non-performing, LTV and other risk features. Based on a loan's risk profile, a capital charge is calculated, whereas the current state and GSE-imposed risk-to-capital ratio requirements do not distinguish between the type or quality of the risk. As a result, we believe the proposed PMIERs provide a more sound formulation of capital that needs to be held to support an MI's current risk-in-force. We believe NMIC will fully comply with the new financial requirements within the transition time period. For more discussion, see "- Proposed PMIERs," below.
The NAIC has formed a working group to explore, among other things, whether certain states' statutory capital requirements applicable to mortgage insurers should be overhauled. We, along with other MI companies are working with the Mortgage Guaranty Insurance Working Group of the Financial Condition (E) Committee of the NAIC (the "Working Group"). The Working Group will determine and make a recommendation to the Financial Condition (E) Committee of the NAIC as to what changes, if any, the Working Group believes are necessary to the solvency regulation for MI companies, including changes to the Mortgage Guaranty Insurers Model Act (Model #630). We have provided feedback to the Working Group since early 2013, and we support more robust capital standards and continue to advocate for a strong capital model. The discussions are ongoing and the ultimate outcome of these discussions and any potential actions taken by the NAIC cannot be predicted at this time. However, given our current strong capital position and having no exposure to risk written in the 2005 through 2008 book years, we believe that NMIC will be well positioned to comply with new capital requirements proposed by the NAIC when they become effective.
Proposed PMIERS
As discussed above in Part I, Item 1, "Business - U.S. Mortgage Insurance Regulation - GSE Oversight - GSE Eligibility Requirements," on July 10, 2014, the FHFA released for public input the proposed PMIERs. As announced by FHFA, the PMIERs are expected to take effect 180 days following the publication date of the final PMIERs (the "Effective Date"). Prior to the Effective Date, each private mortgage insurer will be required to either (i) certify to the GSEs that it fully complies with the PMIER financial requirements as of the Effective Date, or (ii) obtain GSE approvals on a transition plan detailing how it will comply with the financial requirements not later than 2 years following the publication date (the "Compliance Date"). We understand that each GSE will publish its own set of PMIERs and that final publication will likely occur during the first half of 2015, making the Effective Date sometime in the second half of 2015. As of the Effective Date, each MI, including NMIC, will have to comply with the financial requirements or have a GSE-approved transition plan in place.
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
As of December 31, 2014, on a consolidated basis, the Company has available assets as defined by the draft PMIERs of approximately $417 million, but only $253 million of the available assets are at NMIC, including the available assets of Re One. Therefore, if the draft PMIERs had taken effect as of December 31, 2014, NMIH would have needed to contribute substantially all of its capital to NMIC to be in compliance. Even if NMIH had contributed substantially all of its capital to NMIC, it is likely that NMIC's available assets would fall below $400 million on the Effective Date. Therefore, assuming the PMIERs are finalized and published as anticipated, we expect that NMIC will submit a transition plan to the GSEs within 90 days of the Effective Date detailing how NMIC will fully comply with the PMIERs on the Compliance Date. Any transition plan will likely include raising additional capital prior to the Compliance Date, which is consistent with the Company's previous guidance regarding the timing of future capital raises to fund growth in the business, which we expect to occur after 2015. Additionally, with periodic capital contributions from NMIH, we expect NMIC's available assets will exceed the total risk-based required asset amount through the end of 2015. If the draft PMIERs were adopted as drafted today, we expect that the amount of capital we would have to hold under our pool insurance agreement with Fannie Mae would be significantly reduced. We discuss the current and expected capital requirements for this pool transaction above in "- New Insurance Written, Insurance in Force and Risk in Force - Fannie Mae Pool Transaction."
Competition
The MI industry is highly competitive and currently consists of seven private mortgage insurers, including NMIC, as well as governmental agencies like the FHA and the VA. See Item I, Part 1, "Business - Sales and Marketing and Competition - Competition."
Private MI
The MI industry has recently been in a state of transition. In 2009, a new MI company was formed and started writing MI in 2010. We began writing MI in April of 2013. In January 2014, an existing reinsurance company completed its acquisition of an existing MI company that had been serving credit unions only, with the intention to expand its operations to serve the entire mortgage market. Given this dynamic, we expect that there will be pressure in the coming years for industry participants to establish, grow or maintain their market share.
We believe that we have an advantage in the marketplace as a result of our strong capital position and competitive terms of coverage. We expect that this advantage will translate to increasing our market share in the near term. Our competitors' share of the private MI market at September 30, 2014 varied from single percentage points penetration to a high of approximately 24%. In general, we expect a slight increase in the total origination market in 2015, based on research published by Fannie Mae.
Competition with FHA
Although there has been broad policy consensus toward the need for private capital to play a larger role and government credit risk to be reduced in the U.S. housing finance system, recent action by the current administration has made it difficult to predict whether the market share of governmental agencies such as the FHA and VA will continue to recede at the same pace it has since 2010. On January 26, 2015, the FHA reduced its single-family annual mortgage insurance premiums by 50 basis points. It is difficult to predict what, if any, material impact this premium reduction will have as there are factors beyond premium rate that influence a lender's decision to choose private MI over FHA insurance, including among others, relative ease of use of private MI products compared to FHA products.
Another factor that impacts FHA's market share is the size of the loans it is permitted to insure. In 2014, the FHA reduced the maximum size of residential mortgage loans that it may insure in nearly 650 counties. The new national maximum loan limit for certain "high-cost" areas was also reduced from $729,750 to $625,500. The current national standard loan limit for areas where housing costs are relatively low remained unchanged at $271,050. Areas are eligible for FHA loan limits above the national standard limit, and up to the national maximum level, based on median area home prices. At the time, FHA's Commissioner Carol Galante acknowledged that as the housing market continues its recovery, the FHA lowering its loan limits is an important and appropriate step as private capital returns to portions of the market. We cannot predict, however, the FHA's share of new insurance written in the future due to, among other factors, different loan eligibility terms between the FHA and the GSEs; potential future increases in guarantee fees charged by the GSEs; additional changes to the FHA's annual premiums; and the total profitability that may be realized by mortgage lenders from securitizing loans through the Government National Mortgage Association ("Ginnie Mae") when compared to securitizing loans through Fannie Mae or Freddie Mac.
In December 2014, Fannie Mae and Freddie Mac each announced eligibility guidelines for their purchase of 97% LTV loans. We believe this announcement will result in more lenders offering such loans, which could have a positive impact on the private MI industry by increasing the market for low down-payment loans that require private MI. The potential impact on the private MI industry from the GSEs' announcement may be affected by potential future changes the GSEs may make to their loan level price adjustments and guarantee fees. Given the uncertainty, it is difficult to predict the ultimate impact of this change on our industry's market share.
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

Consolidated Results of Operations

Consolidated statements of operations	For the Year Ended December 31,
	2014	2013	2012
Revenues	(In Thousands, except for share data)
Premiums written
Direct	$34,029	$3,541	$—
Net premiums written	34,029	3,541	—
Increase in unearned premiums	(20,622)	(1,446)	—
Net premiums earned	13,407	2,095	—
Net investment income	5,618	4,808	6
Net realized investment gains	197	186	—
Gain (loss) from change in fair value of warrant liability	2,949	(1,529)	278
Gain from settlement of warrants	37	—	—
Total revenues	22,208	5,560	284
Expenses
Insurance claims and claims expenses	83	—	—
Amortization of deferred policy acquisition costs	373	1	—
Underwriting and operating expenses	73,044	60,743	27,775
Total expenses	73,500	60,744	27,775
Loss before income taxes	(51,292)	(55,184)	(27,491)
Income tax benefit	(2,386)	—	—
Net loss	$(48,906)	$(55,184)	$(27,491)
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
For the year ended December 31, 2014, we had net premiums written of $34.0 million compared to net premiums written of $3.5 million for the year ended December 31, 2013. We wrote no premiums for the year ended December 31, 2012. The principal driver of the increase in premiums written in 2014 was the continued growth of our NIW and the significant development of our customer base.
Given our growth during 2014, we believe that a quarter over quarter comparison of net premiums written is more meaningful than comparing net premiums written year over year. For the quarter ended December 31, 2014, we had net premiums written of $14.1 million and net premiums earned of $5.5 million, compared to net premiums written of $9.7 million and net premiums earned of $3.9 million for the quarter ended September 30, 2014. For the quarter ended December 31, 2014, we had net monthly premiums written and earned of $1.8 million compared to $883 thousand for the third quarter of 2014. Monthly NIW increased by approximately 75% quarter over quarter from September 30, 2014 to December 31, 2014.
We had net single premiums written and earned of $11.0 million and $2.4 million, respectively, for the fourth quarter of 2014, compared to net single premiums written and earned of $7.4 million and 1.7 million, respectively, for the third quarter of 2014. Net single premiums earned increased as a result of an increase in single premiums written during the quarter ended December 31, 2014, as well as from cancellations on lender-paid singles, where single premiums received by us are non-refundable and fully earned upon cancellation. Net pool premiums written and earned of $1.3 million was down slightly quarter over quarter due to the pay off of approximately 320 loans in the pool from September 30, 2014. We have not written significant annual premiums through December 31, 2014.

As of December 31, 2014, we had 14,603 primary certificates in force and approximately 21,000 pool certificates in force, compared to 2,072 primary certificates in force and approximately 22,000 pool certificates in force as of December 31, 2013.
We have incurred significant net operating losses since our inception. Our net losses were $48.9 million, $55.2 million, and $27.5 million for the each of the years in the three-year period ended December 31, 2014, respectively. Our net loss increased for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily as a result of the increase in our head count, the development of our IT platform, the depreciation of our IT systems as they were put into service in 2013 and share-based compensation expense. The primary drivers of the decrease in net losses for the year ended December 31, 2014 compared to the year ended December 31, 2013 were the increase in premiums earned, the increase in net investment income and a decrease in our warrant liability, as a result of a decline in our stock price, offset by the continued hiring of management and staff personnel and external and professional costs. Premiums increased as we have added new customers and existing customers have allocated more business to us. We began investing our cash during the first quarter of 2013 and continued to invest and re-balance our portfolio in the second and third quarters of 2013. As a result, our net investment income was lower for the years ended December 31, 2013 and 2012 compared to the year ended December 31, 2014.
Our total underwriting and operating expenses for the year ended December 31, 2014 were $73.0 million compared to $60.7 million and $27.8 million for the years ended December 31, 2013 and 2012, respectively, driven primarily by expanding operations and the hiring of personnel. The following are the components of our underwriting and operating expenses for the periods indicated:

Consolidated Underwriting and Operating Expenses	For the Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Payroll and related	$39,045	$28,233	$11,559
Share-based compensation	9,180	10,367	6,115
Contract and professional services	8,691	2,694	2,214
Technology service expenses	4,104	4,740	875
Depreciation and amortization expenses	5,768	5,944	—
Other expenses	6,256	8,765	7,012
Total underwriting and operating expenses	$73,044	$60,743	$27,775
Employee compensation represents the majority of our operating expense, which includes both cash and share-based compensation. Our payroll and related expense was $39.0 million for the year ended December 31, 2014, compared to $28.2 million and $11.6 million for the years ended December 31, 2013 and 2012, respectively. The increases year over year were driven by the addition of new employees. Our headcount grew from 141 at December 31, 2013 to 189 at December 31, 2014. As part of our compensation plan, certain employees were granted stock options and RSUs under our 2012 Stock Incentive Plan. Our share-based compensation expense was $9.2 million for the year ended December 31, 2014, compared to $10.4 million and $6.1 million for the years ended December 31, 2013 and 2012, respectively. The majority of our stock options and RSUs were awarded during 2012, with fewer awards in 2013 and 2014. The expense related to the 2012 grants is decreasing as the awards near their vesting terms. Additionally, we have not incurred the same degree of expense from the 2013 and 2014 grants, which were smaller than the 2012 grants, causing the overall share-based compensation expense to decrease year over year.
Our contract and professional services expense increased from $2.2 million and $2.7 million for the years ended December 31, 2013 and 2012, respectively, to $8.7 million for the year ended December 31, 2014, largely as a result of the growth in outsourced IT and other services to support our business. Our depreciation and amortization expenses decreased to $5.8 million for the year ended December 31, 2014 compared to $5.9 million for the year ended December 31, 2013, due to the write off of fully depreciated software in October 2014. We purchased this software with our acquisition of our insurance subsidiaries in 2012. The write off was offset by the continued development of our technology platform which has resulted in placing more assets into service and depreciating those assets accordingly. We did not have any depreciation or amortization expenses in 2012 as no assets had been placed in service at that time. Other expenses decreased to $6.3 million for the year ended December 31, 2014, from $8.8 million for the year ended December 31, 2013, as a result of a decline in legal expenses, net of the settlement costs associated with the litigation settled in the third quarter of 2014.

Consolidated balance sheets	December 31, 2014	December 31, 2013
	(In Thousands)
Total investment portfolio	$336,501	$409,088
Cash and cash equivalents	103,021	55,929
Deferred policy acquisition costs, net	2,985	90
Software and equipment, net	11,806	8,876
Other assets	8,952	7,236
Total assets	$463,265	$481,219
Reserve for insurance claims and claims expenses	$83	$—
Accounts payable and accrued expenses	10,646	10,052
Unearned premiums	22,069	1,446
Warrant liability	3,372	6,371
Deferred tax liability	137	133
Total liabilities	36,307	18,002
Total shareholders' equity	426,958	463,217
Total liabilities and shareholders' equity	$463,265	$481,219
Our total assets, comprised largely of cash and investments, were $463.3 million at December 31, 2014 compared to total assets of $481.2 million at December 31, 2013. The reduction in 2014 compared to 2013 was driven by operating costs, partially offset by premium and investment income. The increase in cash for the year ended December 31, 2014 compared to the year ended December 31, 2013 is the result of re-balancing our investment portfolio to include BBB investments and establishing a cash balance sufficient to fund our operations.
Our deferred policy acquisition asset was $3.0 million as of December 31, 2014 compared to $90 thousand at December 31, 2013. The increase was driven by the increase in deferrable costs associated with our increase in premiums written year over year from $3.5 million for the year ended December 31, 2013 to $34.0 million for the year ended December 31, 2014, as discussed above, and the expense associated with the successful acquisition of that NIW.
Our software and equipment balance increased from $8.9 million at December 31, 2013 to $11.8 million at December 31, 2014, primarily due to the $8.2 million spent on the continued development of our technology platform, offset by the write off of the fully depreciated software we purchased with the acquisition of our insurance subsidiaries.
Our reserves for insurance claims and claims expenses were $83 thousand at December 31, 2014. We received our first primary NOD in the second quarter of 2014. For the year ended December 31, 2013, we had no claim or IBNR reserves. See, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 5, Reserves for Insurance Claims and Claims Expenses."
Our accounts payable and accrued expenses were $10.6 million as of December 31, 2014 and $10.1 million at December 31, 2013. The increase at December 31, 2014 was primarily the result of our increased headcount.
Our unearned premiums balance increased from $1.4 million as of December 31, 2013 to $22.1 million as of December 31, 2014. The unearned premium balance has increased due to the higher volume of single premiums written in 2014 compared to 2013. We wrote $25.5 million and $1.6 million in single premiums for the years ended December 31, 2014 and 2013, respectively.
As of December 31, 2014, we had approximately $440 million in cash and investments of which $164 million was held at NMIH. As of December 31, 2014, the amount of restricted net assets held by our consolidated insurance subsidiaries totaled approximately $252 million of our consolidated net assets of approximately $427 million.

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the Year Ended December 31,
	2014	2013	2012
Net cash (used in) provided by:	(In Thousands)
Operating activities	$(21,004)	$(36,311)	$(14,596)
Investing activities	68,082	(419,949)	(9,809)
Financing activities	14	26,334	510,260
Net increase (decrease) in cash and cash equivalents	$47,092	$(429,926)	$485,855
Cash used in operating activities for the year ended December 31, 2014 was lower compared to the same period in 2013, due primarily to the collection of premiums offset by the continued hiring of management and staff personnel, professional costs incurred in conjunction with litigation support and costs for other contract and professional services.
Cash used in investing activities for the year ended December 31, 2014 was lower compared to the same period in 2013, as a result primarily of investing our cash holdings in fixed income securities beginning in the first quarter of 2013. We had very little movement in our investment portfolio during the first half of 2014. During the third quarter of 2014, we sold approximately $100 million of our investment portfolio at the holding company. We then contributed $70 million of the proceeds to NMIC in the form of cash. Prior to the third quarter of 2014, our investment portfolio consisted of A rated securities or better. During the third quarter, we made the decision to invest 10-15% of the investment portfolio in BBB securities. As of December 31, 2014, approximately 9% of the investment portfolio was invested in BBB securities, and we will invest additional amounts of the portfolio in the future as we believe appropriate.
Cash from financing activities for the year ended December 31, 2014 consisted primarily of taxes paid related to the net share settlement of equity awards offset by the proceeds from option exercises. During the same period in 2013, cash flows from financing also consisted primarily of the approximately $28 million we received from our Initial Public Offering ("IPO") and taxes paid related to the net share settlement of equity awards. Cash from financing activities in 2012 consisted of the net proceeds we received from our Private Placement.
Holding Company Liquidity and Capital Resources
NMIH serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. NMIH's principal liquidity demands include funds for: (i) payment of certain corporate expenses and reimbursable expenses of its insurance subsidiaries; (ii) capital support for its insurance subsidiaries; (iii) potential payments to the Internal Revenue Service ("IRS"); and (iv) the payment of dividends, if any, on its common stock. NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as NMIH, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation's capital surplus or (subject to certain limitations) recent net profits. As of December 31, 2014, NMIH's shareholders' equity was approximately $427 million.
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
We expect that cash and investments and projected cash flows from operations will provide us with sufficient liquidity to fund our anticipated growth by providing capital to increase our insurance company surplus as well as for payment of operating expenses through 2015, at which point we currently expect to consider various capital options. We anticipate that as our IIF grows, the premium revenue we receive will increase. We expect to manage our fixed operating expenses so that they grow at a much slower rate than sales over the coming years. Following 2014, as we anticipate an increase in our volume of MI business, we expect to see our underwriting and sales costs increase; however, we expect to be able to manage our "back-office" corporate related costs (i.e., management, finance, legal, risk and information technology) as these areas of our business are already developed to support our revenue generating operations.
On March 26, 2014, NMIH contributed $20 million in cash to NMIC, and on September 18, 2014, NMIH contributed an additional $70 million in cash to NMIC. NMIH contributed $5 million in cash to Re One on December 19, 2014. In order to support a minimum surplus of $150 million and maintain a risk-to-capital ratio under 15 to 1 through December 31, 2015 at NMIC, we expect NMIH may make additional capital contributions to NMIC from time-to-time. NMIH could be required to provide additional capital support for NMIC and Re One if additional capital is required pursuant to state insurance laws and regulations, by the GSEs or the rating agencies. Holding company cash at December 31, 2014 was $29.9 million.
In addition to investment income, dividends from NMIC and permitted payments under our tax- and expense-sharing arrangements with our subsidiaries are NMIH's principal sources of operating cash. The expense-sharing arrangements between NMIH and its insurance subsidiaries, as amended, have been approved by the Wisconsin OCI, but such approval may be changed or revoked at any time. NMIC's ability to pay dividends to NMIH is subject to various conditions imposed by the GSEs and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed "extraordinary" and require insurance regulatory approval. Since inception, NMIC has not paid any dividends to NMIH. As NMIC had a statutory net loss for the year ended December 31, 2014, NMIC cannot pay any dividends to NMIH through December 31, 2015, without the prior approval of the Wisconsin OCI. Additionally, under agreements with the GSEs, NMIC is not permitted to pay shareholder dividends until December 31, 2015 and, under agreements with various state insurance regulators, is not permitted to pay shareholder dividends until January 2016.
Our MI companies' principal operating sources of liquidity are premiums that we receive from policies and income generated by our investment portfolio. Our MI companies' primary liquidity needs include the payment of claims on our MI policies, operating expenses, investment expenses and other costs of our business.
Consolidated Investment Portfolio
Our net investment income for the year ended December 31, 2014 was $5.6 million compared to $4.8 million for the year ended December 31, 2013. During the first quarter of 2013, we began investing our cash holdings in fixed income securities which provide a higher yield than cash. As of December 31, 2014, we believe our portfolio conforms with our investment guidelines. The principal factors affecting our investment income include the size and credit rating of our portfolio and its net yield. As measured by amortized cost (which excludes changes in fair market value, such as those resulting from changes in interest rates), the size of our investment portfolio is mainly a function of capital raised, cash generated from (or used in) operations, such as net premiums received, and investment earnings.
Consistent with Wisconsin law, our investment policies emphasize preservation of capital, as well as total return. Based on our guidelines, our current investment portfolio is comprised almost entirely of cash and cash equivalents and fixed-income securities, all of which are investment grade. Prior to the third quarter of 2014, our investment portfolio consisted of A rated securities or better. During the third quarter, we changed our investment guidelines to allow 10-15% of the investment portfolio to be invested in BBB securities. As of December 31, 2014, approximately 9% of the investment portfolio was invested in BBB securities, and we will invest additional amounts of the portfolio in the future as we believe appropriate. Our policy guidelines contain limits on the amount of credit exposure to any one issue, issuer and type of instrument. We expect to preserve the liquidity of our portfolio through diversification and investment in publicly traded securities. We plan to maintain a level of liquidity commensurate with our perceived business outlook and the expected timing, direction and degree of changes in interest rates.
The pre-tax book yield on our portfolio at December 31, 2014 was 1.5%, excluding unrealized gains and losses. The book yield is calculated on our year-to-date net investment income over our average portfolio book value at December 31, 2014. We believe that the yield on our investment portfolio likely will change over time based on potential changes to the interest rate environment, the duration or mix of our investment portfolio or other factors.
The sectors of our investment portfolio, including cash and cash equivalents, at December 31, 2014 and December 31, 2013, appear in the table below:

Percentage of portfolio's fair value		December 31, 2014	December 31, 2013
1.	Corporate debt securities	45%	47%
2.	U.S. treasury securities and obligations of U.S. government agencies	16	23
3.	Asset-backed securities	13	16
4.	Cash and cash equivalents	24	12
5.	Municipal debt securities	2	2
	Total	100%	100%

The ratings of our investment portfolio at December 31, 2014 and December 31, 2013 were:

Investment portfolio ratings	December 31, 2014	December 31, 2013
AAA	39%	15%
AA	8	31
A	44	54
BBB	9	—
Investment grade	100	100
Below investment grade	—	—
Total	100%	100%
The ratings above are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of approximately 35%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our effective income tax rate on our pre-tax loss was 4.7% for the year ended December 31, 2014 and 0.0% for the year ended December 31, 2013. For further information regarding income taxes and their impact on our results of operations and financial position, see, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 8, Income Taxes."
There is a tax sharing agreement between NMIH and its subsidiaries, dated August 23, 2012. Under this agreement, each of the parties mutually agreed to file a consolidated federal income tax return for 2012 and subsequent tax years, with NMIH as the direct tax filer. The tax liability of each insurer that is party to the agreement is limited to the amount of liability it would incur if it filed a separate tax return. Any settlements under the agreement between NMIH and a subsidiary will be made within 30 days of the filing of the applicable federal corporate income tax return with the Internal Revenue Service ("IRS"), including subsequent amended filings and IRS adjustments, except when a refund is due to a subsidiary, in which case payment shall be made to the insurer within 30 days after NMIH’s receipt of the applicable tax refund.
As of December 31, 2014, the Company had federal net operating loss carryforwards of $114.5 million, which expire from 2029 to 2034 and state net operating loss carryforwards of $36.0 million, which primarily expire from 2031 to 2034. Section 382 of the Internal Revenue Code ("Section 382") imposes annual limitations on a corporation's ability to utilize its net operating losses ("NOLs") if it experiences an "ownership change." As a result of the acquisition of our insurance subsidiaries, $7.3 million of NOLs are subject to annual limitations of $0.8 million through 2016, then $0.3 million through 2029. If the Company were to experience another "ownership change," further limitations would apply.
A tax effected valuation allowance of $53.7 million and $35.8 million was recorded at December 31, 2014 and December 31, 2013, respectively, to reflect the amount of the deferred taxes that may not be realized. As the Company has limited history, management is unable to provide a basis to conclude that it is more-likely-than-not that the results of future operations will generate sufficient taxable income. If the valuation allowance is reduced in the future, we would recognize an income tax benefit associated primarily with the carry forward of federal net operating losses and future share-based compensation tax deductions.

Off-Balance Sheet Arrangements and Contractual Obligations
We had no off-balance sheet arrangements at December 31, 2014. Contractual obligations at December 31, 2014 are summarized in the table that follows.

	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)
Contractual obligations	$—	$—	$—	$—
Long-term debt obligations	—	—	—	—
Capital lease obligations	—	—	—	—
Operating lease obligations	1,690	3,229	—	—
Purchase obligations	2,451	219	—	—
Other long-term liabilities reflected on the registrant's balance sheet under GAAP	—	—	—	—
Total	$4,141	$3,448	$—	$—

Critical Accounting Estimates
We use accounting principles and methods that conform to generally accepted accounting principles in the U.S. ("GAAP"). Where GAAP specifically excludes mortgage insurance we follow general industry practices. We are required to apply significant judgment and make material estimates in the preparation of our financial statements and with regard to various accounting, reporting and disclosure matters. Assumptions and estimates are required to apply these principles where actual measurement is not possible or practical. These critical accounting policies and estimates are summarized below.
Revenue Recognition
In the MI industry, a "book" is a group of loans that an MI company insures in a particular period, normally a calendar year. We set premiums at the time a policy is issued based on our expectations regarding likely performance over the term of coverage. The policies we write are guaranteed renewable contracts at the policyholder's option on a single, annual or monthly premium basis. We generally have no ability to re-underwrite or reprice these contracts.  Premiums written on a single premium basis and an annual premium basis are initially deferred as unearned premium reserve and earned over the policy term commencing in the month coverage begins.  Premiums written on policies covering more than one year are amortized over the policy life in accordance with the expiration of risk which is the anticipated claim payment pattern based on industry experience.  Premiums written on annual policies are earned on a monthly pro rata basis.  Premiums written on monthly policies are earned as coverage is provided. Premiums written on pool transactions are earned over the period that coverage is provided. Upon cancellation of a policy, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the policyholder. Premiums returned to policyholders are recorded as a reduction of written and earned premiums in the current period, which affects premiums written and earned in those periods.
Reserve for Claims and Claim Adjustment Expenses
We wrote our first MI policy in April 2013. We do not anticipate a material level of claims (relative to written premiums or stockholder equity) in the first few years of our operations. Our practice is to establish claim reserves only for loans in default. We do not consider a loan to be in default for claim reserve purposes until we receive notice from the servicer that a borrower has failed to make two consecutive regularly scheduled payments and is at least sixty days in default. Default is defined in our master policy as the failure by a borrower to pay when due an amount equal to the scheduled mortgage payment due under the terms of a loan or the failure by a borrower to pay all amounts due under a loan after the exercise of the due on sale clause of such loan. In addition to reserves on reported defaults, we establish reserves for estimated claims incurred on loans that have been in default for at least sixty days that have not yet been reported to us by the servicers, often referred to as IBNR.
Consistent with industry accounting practices, for purposes of establishing claim reserves, we adhere to the general claim reserving principles contained in ASC Topic 944, Financial Services - Insurance ("ASC 944"), even though that standard expressly excludes mortgage insurance from its guidance. Like other mortgage insurers, we will not establish claim reserves for anticipated future claims on insured loans that are not currently in default.
The establishment of claim and IBNR reserves is subject to inherent uncertainty and requires significant judgment by management. We establish claim reserves using our best estimates of claim rates, i.e., the percent of loan defaults that ultimately result in claim payments, and claim amounts, i.e., the dollar amounts required to settle claims, to estimate the ultimate claims on loans reported to us as being at least sixty days in default as of the end of each reporting period. We estimate IBNR by analyzing historical lags in default reporting to determine a specific number of IBNR claims in each reporting period. Our actuary utilizes internal and external data to estimate lags in notice of default reporting. Additionally, our estimates of claim rates and claim sizes are strongly influenced by prevailing economic conditions, for example current rates or trends in unemployment, house price appreciation and/or interest rates, and our best judgment as to the future values or trends of these macroeconomic factors.
Fair Value Measurements
The following describes the valuation techniques used by us to determine the fair value of financial instruments held as of December 31, 2014 and December 31, 2013:
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
Liabilities classified as Level 3
Our outstanding warrants are valued using a Black-Scholes option-pricing model, in combination with a binomial model. We use a Monte-Carlo simulation model to value the pricing protection features within the warrants. Variables in the model include the risk-free rate of return, dividend yield, expected life and expected volatility of the Company's stock price.
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
The guidance regarding the recognition and presentation of OTTI requires that an OTTI of a debt security be separated into two components when there are credit-related losses associated with the impaired debt security for which we assert that we do not have the intent to sell the security and it is more likely than not that we will not be required to sell the security before recovery of our cost basis. Under this guidance, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (such as changes in interest rates or market conditions) is recorded as a component of other comprehensive income (loss). In instances where no credit loss exists but it is more likely than not that we would have to sell the debt security prior to the anticipated recovery, the decline in fair value below amortized cost is recognized as an OTTI in earnings. In periods after recognition of an OTTI on debt securities, we plan to account for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI are recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected would be accreted or amortized into net investment income.
Each fiscal quarter we perform reviews of our investments in order to determine whether declines in fair value below amortized cost are considered other-than-temporary in accordance with applicable guidance. Under the current guidance, a debt security impairment is deemed other-than-temporary if either it is intended that the security be sold or it is more likely than not that we would be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. In evaluating whether a decline in fair value is other-than-temporary, we may consider several factors including, but not limited to:

•	our intent to sell the security and whether it is more likely than not that we would be required to sell the security before recovery;

•	extent and duration of the decline;

•	failure of the issuer to make scheduled interest or principal payments;

•	change in rating below investment grade; and

•	adverse conditions specifically related to the security, an industry or a geographic area.
Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of employee compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred insurance policy acquisition costs. Deferred insurance policy acquisition costs arising from each book of business are charged against revenue in relation to the anticipated recognition of premiums.
If a premium deficiency exists, we reduce the related deferred insurance policy acquisition costs by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the deferred insurance policy acquisition costs balance, we then establish a premium deficiency reserve equal to the excess, by means of a charge to current period earnings.
Premium Deficiency Reserve
We perform a premium deficiency calculation each fiscal quarter using best estimate assumptions as of the testing date. Per ASC 944, a premium deficiency reserve shall be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums. The calculation of premium deficiency reserves requires the use of significant judgment and estimates to determine the present value of future premiums and present value of expected claims and expenses on our business.  The present value of future premiums relies on, among other things, assumptions about persistency and repayment patterns on underlying loans.  The present value of expected claims and expenses depends on assumptions relating to severity of claims, claim rates on current defaults and expected defaults in future periods. These assumptions may also include an estimate of expected rescission activity. Assumptions used in calculating premium deficiency reserves can be affected by volatility in the current housing and mortgage lending industries.  To the extent premium patterns and actual claim experience differ from the assumptions used in calculating a premium deficiency reserve, the differences between the actual results and our estimate will affect future period earnings. In considering the potential sensitivity of the factors underlying our best estimate of premium deficiency reserves, it is possible that even a relatively small change in estimated claim rate or a relatively small percentage change in estimated claim amount could have a significant impact on establishing a premium deficiency reserve, should one be needed, and, correspondingly, on our operating results.
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
Warrants
We account for warrants to purchase our common shares in accordance with ASC 470-20 Debt with Conversion and Other Options and ASC 815-40 Derivatives and Hedging - Contracts in Entity's Own Equity. Our outstanding warrants may be settled by us using either (i) a physical settlement method or (ii) cashless exercise, where shares that are issued upon exercise of the warrants are reduced to cover the cost of the exercise, in lieu of the holder remitting a cash payment of the exercise price. The warrants expire after the 10th anniversary of the dates they were issued, after which they are not exercisable. The exercise price and the number of warrants are subject to anti-dilution provisions whereby the existing exercise price is adjusted downward, and the number of warrants increased, for events that may not be dilutive. The adjustment may be in excess of any dilution suffered. As a result, the warrants are classified as a liability. We revalue the warrants at the end of each reporting period and any change in fair value is reported in the statements of operations in the period in which the change occurred. The fair value of the warrants is calculated using a Black-Scholes option-pricing model in combination with a binomial model. We use a Monte Carlo simulation model to value the pricing protection features within the warrants. Variables in the model include the fair value of the stock, risk-free rate of return, dividend yield, expected life and expected volatility of the Company's stock price.
Share-Based Compensation
We adopted ASC 718, Compensation - Stock Compensation ("ASC 718"). ASC 718 addresses accounting for share-based awards and recognizes compensation expense, measured using grant date fair value, over the requisite service or performance period of the award. Share-based payments include stock options and RSU grants under the 2012 Stock Incentive Plan. The fair value of stock option grants issued are determined based on an option pricing model which takes into account various assumptions that are subjective. Key assumptions used in the stock option valuation include the fair value of the stock on the grant date, the expected term of the equity award taking into account the contractual term of the award, the effects of expected exercise and post-vesting termination behavior, expected volatility, expected dividends and the risk-free interest rate for the expected term of the award. RSU grants to employees contain a market and service condition. The fair value of RSU grants to employees prior to our IPO was determined using a Monte Carlo Simulation model at the date of grant. Following the IPO, fair value was determined based on closing price on the grant date. Restricted grants to non-employee directors are valued at our stock price on the date of grant less the present value of anticipated dividends. Expense is recognized over the required service period, which is generally a three-year vesting period for the options (vesting in one-third increments per year).
The estimated grant date fair values of the stock options granted during 2014 and 2013 were calculated using the Black-Scholes valuation model based on the following assumptions:

	2014	2013
Expected life	6.0 years	6.0 years
Risk free interest rate	1.90% - 2.01%	0.98% - 1.12%
Dividend yield	0.00%	0.00%
Expected stock price volatility	39.00%	39.00%
Projected forfeiture rate	5.00%	1.00%

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
Expected Stock Price Volatility - is a measure of the amount by which a price has fluctuated or is expected to fluctuate. At the time of grant, our common share trading history was less than six months, which was not sufficient to calculate an expected volatility representative of the volatility over the expected lives of the options. As a substitute for such estimate, we used historical volatilities of a set of comparable companies in the industry in which we operate.
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

2012
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We own and manage a large portfolio of various holdings, types and maturities. Investment income is one of our primary sources of cash flow supporting operations and claim payments. The assets within the investment portfolio are exposed to the same factors that affect overall financial market performance. While our investment portfolio is exposed to factors affecting global companies and markets worldwide, because the company insures loans only in the U.S., it is most sensitive to fluctuations in the drivers of U.S. markets.
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
The carrying value of our investment portfolio as of December 31, 2014 and 2013 was $337 million and $409 million, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
At December 31, 2014, the duration of our fixed income portfolio, including cash and cash equivalents, was 2.81 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 2.81% in fair value of our fixed income portfolio.  Excluding cash, our fixed income portfolio duration was 3.32 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.32% in fair value of our fixed income portfolio.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
NMI Holdings, Inc.
Emeryville, CA

We have audited the accompanying consolidated balance sheets of NMI Holdings, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive loss, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NMI Holdings, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
San Francisco, CA.

February 19, 2015

NMI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $337,718 and $416,135 as of December 31, 2014 and December 31, 2013, respectively)	$336,501	$409,088
Cash and cash equivalents	103,021	55,929
Premiums receivable	1,048	19
Accrued investment income	1,707	2,001
Prepaid expenses	2,054	1,519
Deferred policy acquisition costs, net	2,985	90
Software and equipment, net	11,806	8,876
Intangible assets and goodwill	3,634	3,634
Other assets	509	63
Total assets	$463,265	$481,219

Liabilities
Unearned premiums	$22,069	$1,446
Reserve for insurance claims and claim expenses	83	—
Accounts payable and accrued expenses	10,646	10,052
Warrant liability, at fair value	3,372	6,371
Deferred tax liability	137	133
Total liabilities	36,307	18,002
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 58,428,548 and 58,052,480 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively (250,000,000 shares authorized)	584	581
Additional paid-in capital	562,911	553,707
Accumulated other comprehensive loss, net of tax	(3,607)	(7,047)
Accumulated deficit	(132,930)	(84,024)
Total shareholders' equity	426,958	463,217
Total liabilities and shareholders' equity	$463,265	$481,219
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2014	2013	2012
	(In Thousands, except for share data)
Revenues
Premiums written
Direct	$34,029	$3,541	$—
Net premiums written	34,029	3,541	—
Increase in unearned premiums	(20,622)	(1,446)	—
Net premiums earned	13,407	2,095	—
Net investment income	5,618	4,808	6
Net realized investment gains	197	186	—
Gain (loss) from change in fair value of warrant liability	2,949	(1,529)	278
Gain from settlement of warrants	37	—	—
Total revenues	22,208	5,560	284
Expenses
Insurance claims and claims expenses	83	—	—
Amortization of deferred policy acquisition costs	373	1	—
Underwriting and operating expenses	73,044	60,743	27,775
Total expenses	73,500	60,744	27,775
Loss before income taxes	(51,292)	(55,184)	(27,491)
Income tax benefit	(2,386)	—	—
Net loss	(48,906)	(55,184)	(27,491)

Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) for the period included in accumulated other comprehensive loss, net of tax expense of $2,390, $0 and $0 for each of the years in the three-year period ended December 31, 2014, respectively	3,440	(7,047)	1
Other comprehensive income (loss), net of tax	3,440	(7,047)	1
Total comprehensive loss	$(45,466)	$(62,231)	$(27,490)

Loss per share
Basic and diluted loss per share	$(0.84)	$(0.99)	$(0.73)
Weighted average common shares outstanding	58,281,425	56,005,326	37,909,936
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Class A	Class B
	(In Thousands)
Balances, January 1, 2012	$ *	$—	$—	$—	$(1,349)	$(1,349)
Issuance of class A shares of common stock	551	—	508,419	—	—	508,970
Issuance of class B shares of common stock	—	2	—	—	—	2
Issuance of common stock related to acquisition of subsidiaries	2	—	2,498	—	—	2,500
Share-based compensation expense	—	—	6,115	—	—	6,115
Change in unrealized investment gains/losses, net of tax of $0	—	—	—	1	—	1
Net loss	—	—	—	—	(27,491)	(27,491)
Balances, December 31, 2012	553	2	517,032	1	(28,840)	488,748
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	1	—	(1,579)	—	—	(1,578)
Common stock: class A shares issued related to initial public offering (net of expenses of $3,483)	25	—	27,887	—	—	27,912
Conversion of class B shares of common stock into Class A shares of common stock	2	(2)	—	—	—	—
Share-based compensation expense	—	—	10,367	—	—	10,367
Change in unrealized investment gains/losses, net of tax of $0	—	—	—	(7,048)	—	(7,048)
Net loss	—	—	—	—	(55,184)	(55,184)
Balances, December 31, 2013	581	—	553,707	(7,047)	(84,024)	463,217
Common stock: class A shares issued related to warrants	**	—	13	—	—	13
Common stock: class A shares issued under stock plans, net of shares withheld from employee taxes	3	—	11	—	—	14
Share-based compensation expense	—	—	9,180	—	—	9,180
Change in unrealized investment gains/losses, net of tax of $2,390	—	—	—	3,440	—	3,440
Net loss	—	—	—	—	(48,906)	(48,906)
Balances, December 31, 2014	$584	$—	$562,911	$(3,607)	$(132,930)	$426,958

*	At inception, we issued 100 common shares with a par value of $0.01 to FBR & Co. in consideration of their investment of $1 in the Company, which are not visible in this schedule due to rounding.

**	During 2014, we issued 1,115 common shares with a par value of $0.01 related to the exercise of warrants, which is not identifiable in this schedule due to rounding.
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities	(In Thousands)
Net loss	$(48,906)	$(55,184)	$(27,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized investment gains	(197)	(186)	—
(Gain) loss from change in fair value of warrant liability	(2,949)	1,529	(278)
Gain from settlement of warrants	(37)	—	—
Depreciation and other amortization	8,080	8,116	3
Share-based compensation expense	9,180	10,367	6,115
Noncash intraperiod tax allocation	(2,386)	—	—
Warrants issued in connection with line of credit	—	—	1,620
Loss on impairment	—	—	1,200
Changes in operating assets and liabilities:
Accrued investment income	294	(2,001)	(6)
Premiums receivable	(1,029)	(19)	—
Prepaid expenses	(535)	(1,102)	(234)
Deferred policy acquisition costs, net	(2,895)	(90)	—
Other assets	(446)	46	(78)
Unearned premiums	20,622	1,446	—
Reserve for insurance claims and claims expenses	83	—	—
Accounts payable and accrued expenses	117	767	4,553
Net cash used in operating activities	(21,004)	(36,311)	(14,596)
Cash flows from investing activities
Purchase of short-term investments	—	(510)	(4,862)
Purchase of fixed-maturity investments, available-for-sale	(60,462)	(559,875)	—
Proceeds from maturity of short-term investments	—	5,374	—
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	136,764	141,754	—
Purchase of software and equipment	(8,220)	(6,692)	(2,447)
Acquisition of subsidiaries	—	—	(2,500)
Net cash provided by (used in) investing activities	68,082	(419,949)	(9,809)
Cash flows from financing activities
Payments on line of credit	—	—	(205)
Taxes paid related to net share settlement of equity awards	(1,083)	(1,578)	—
Issuance of common stock	1,097	27,912	510,465
Net cash provided by financing activities	14	26,334	510,260

Net increase (decrease) in cash and cash equivalents	47,092	(429,926)	485,855
Cash and cash equivalents, beginning of period	55,929	485,855	—
Cash and cash equivalents, end of period	$103,021	$55,929	$485,855

Supplemental disclosures of cash flow information
Restricted cash	$—	$—	$40,338
Noncash financing activities
Conversion of class B shares of common stock into class A shares of common stock	—	2	—
Acquisition of subsidiaries
Warrants issued in connection with acquisition of subsidiaries	—	—	3,500
Common stock issued in connection with acquisition of subsidiaries	—	—	2,500
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation
NMIH is a Delaware corporation, formed in May 2011, to provide mortgage insurance through its wholly owned insurance subsidiaries, NMIC and Re One. In April 2012, we completed a private placement of our securities, through which we offered and sold an aggregate of 55,000,000 of our Class A common shares resulting in net proceeds of approximately $510 million (the "Private Placement"), and we completed the acquisition of our insurance subsidiaries for $8.5 million in cash, common stock and warrants, plus the assumption of $1.3 million in liabilities. In April 2013, NMIC, our primary insurance subsidiary, wrote our first mortgage insurance policy.
Under the terms of the Private Placement, we were required to obtain approvals from the GSEs by January 17, 2013. Freddie Mac and Fannie Mae approved NMIC as an eligible mortgage insurer, on January 15, 2013 and January 16, 2013, respectively, which approvals are conditioned upon NMIC maintaining certain conditions (the "GSE Approval"). For a further discussion of these conditions, see "Note 11, Commitments and Contingencies."
In November 2013, we completed an initial public offering of 2.4 million shares of our common stock, and our common stock began trading on the NASDAQ on November 8, 2013, under the symbol "NMIH." For a further discussion, see "Note 12, Common Stock Offerings."
Basis of Presentation
The accompanying consolidated financial statements include the results of NMIH and its wholly owned subsidiaries. All inter-company transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") and our accounts are maintained in US dollars. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as of the balance sheet date. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates.
2. Summary of Accounting Principles
Revenue Recognition
In the mortgage insurance industry, a "book" is a group of loans that an MI company insures in a particular period, normally a calendar year. We set premiums at the time a policy is issued based on our expectations regarding likely performance over the term of coverage. The policies we write are guaranteed renewable contracts at the policyholder's option. Premiums may be paid to us on a single, annual or monthly basis. Premiums written on a single premium basis and an annual premium basis are initially deferred as unearned premium reserve and earned over the policy term commencing in the month coverage is effective.  Premiums written on policies covering more than one year are amortized over the policy life in accordance with the expiration of risk, which is the anticipated claim payment pattern based on industry experience.  Premiums written on annual policies are earned on a monthly pro rata basis.  Premiums written on monthly policies are earned as coverage is provided. Premiums written on pool transactions are earned over the period that coverage is provided.  Upon cancellation of a policy, all premium that is non-refundable is immediately earned and any refundable premium is returned to the policyholder. Premiums returned to policyholders are recorded as a reduction of written and earned premiums in the current period. The actual return of premium for all periods affects premiums written and earned in those periods.
For the year ended December 31, 2014, two customers represented a material portion of our revenues. At December 31, 2014, approximately 18% of our total RIF was concentrated in California. Our RIF and customer concentrations are not representative of those concentrations that we believe will exist when our insurance portfolio is more mature.
Reserves for Insurance Claims and Claims Expenses
Consistent with industry accounting practices, for purposes of establishing claim reserves, we adhere to the general claim reserving principles contained in Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 944, Financial Services - Insurance ("ASC 944"), even though that standard expressly excludes mortgage insurance from its guidance. However, and consistent with our industry, we do not establish claim reserves for anticipated future claims on insured loans that are not currently in default. We do not consider a loan to be in default for claim reserve purposes until we receive notice from the servicer that a borrower has failed to make two consecutive regularly scheduled payments and is at least 60 days in default. In addition to reserves on reported defaults, we establish reserves for estimated claims incurred on loans that have been in default for at least 60 days that have not yet been reported to us by the servicers, often referred to as IBNR.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Each quarter, we evaluate our investments in order to determine whether declines in fair value below amortized cost were considered other-than-temporary in accordance with applicable guidance. Under the current guidance, a debt security impairment is deemed other-than-temporary if (i) we either intend to sell the security or it is more likely than not that we will be required to sell the security before recovery or (ii) we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. In evaluating whether a decline in fair value is other-than-temporary, we consider several factors including, but not limited to:

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
Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs ("DAC"). For each book year of business, these costs are amortized to expense in relation to the anticipated recognition of premiums.
Premium Deficiency Reserves
We consider whether a premium deficiency exists at each fiscal quarter using best estimate assumptions as of the testing date. Per ASC 944, a premium deficiency reserve shall be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. We have determined that no premium deficiency reserves were necessary for each of the years in the three-year period ended December 31, 2014.
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
Warrants
We account for warrants to purchase our common shares in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity. Our outstanding warrants may be settled by us using either (i) physical settlement method or (ii) cashless exercise, where shares that are issued upon exercise of the warrants are reduced, to cover the cost of the exercise, in lieu of the holder remitting a cash payment of the exercise price. The warrants expire and are not exercisable after the 10th anniversary of the date the warrant was issued. The exercise price and the number of warrants are subject to anti-dilution provisions whereby the existing exercise price is adjusted downward, and the number of warrants increased, for events that may not be dilutive. The adjustment may be in excess of any dilution suffered. As a result, the warrants are classified

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as a liability. We revalue the warrants at the end of each reporting period, and any change in fair value is reported in the statements of operations in the period in which the change occurred. We calculate the fair value of the warrants using a Black-Scholes option-pricing model in combination with a binomial model, and we value the pricing protection features of the warrants using a Monte Carlo simulation model.
Share-Based Compensation
We account for stock compensation in accordance with ASC 718, Compensation - Stock Compensation. This addresses accounting for share-based awards and recognition of compensation expense, measured using grant date fair value, over the requisite service or performance period of the award. Share-based payments include restricted stock units ("RSUs") and stock option grants under the 2012 Stock Incentive Plan. We determine the fair value of issued stock option grants using an option pricing model, which takes into account various assumptions that are subjective. Key assumptions used in the stock option valuation include the expected term of the equity award, taking into account the contractual term of the award, the effects of expected exercise and post-vesting termination behavior, expected volatility, expected dividends and the risk-free interest rate for the expected term of the award. RSU grants to employees contain a market condition and/or service condition. The fair value of RSU grants to employees with a market condition is determined based on a Monte Carlo simulation model at the date of grant. RSU grants to employees with a service condition and RSU grants to non-employee directors are valued at our stock price on the date of grant less the present value of anticipated dividends.
Earnings per Share
Basic net loss per share is based on the weighted-average number of common shares outstanding, while diluted net loss per share is based on the weighted-average number of common shares outstanding and common stock equivalents that would be issuable upon the exercise of stock options, other stock-based compensation arrangements, and the dilutive effect of outstanding warrants. As a result of our net losses for the each of the years in the three-year period ended December 31, 2014, 5,839,909 shares, 5,303,394 shares, and 4,414,165 shares of our common stock equivalents issued under stock-based compensation arrangements and warrants, respectively, were not included in the calculation of diluted net loss per share as of such dates because they were anti-dilutive.
Cash and Cash Equivalents
We consider items such as certificates of deposit and money market funds with original maturities of 90 days or less to be cash equivalents. The Company did not have any restricted cash as of December 31, 2014 and 2013.
Software and Equipment
Certain costs associated with the development of internal-use software are capitalized. Software and equipment are stated at cost, less accumulated amortization and depreciation. Once the software is ready for its intended use, amortization and depreciation are calculated using the straight-line method over the estimated useful lives of the respective assets ranging typically from 3 to 7 years, unless factors indicate a shorter useful life. Amortization of software and depreciation of equipment commences at the beginning of the month following our placement of the assets into use. For further detail, see "Note 9, Software and Equipment."
Business Combinations, Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired from a business combination. In accordance with ASC 350, Intangibles - Goodwill and Other, we test goodwill for impairment during the third quarter each year, or more frequently if we believe indicators of impairment exist. We have not identified any impairments of goodwill through December 31, 2014.
Our intangible assets consist of state licenses and GSE applications which have indefinite lives. We test indefinite-lived intangible assets for impairment during the fourth quarter of each year or more frequently if we believe indicators of impairment exist. We do not believe that the indefinite-lived intangible assets were impaired as of December 31, 2014.
Premiums receivable
Premiums receivable consist of premiums due on our mortgage insurance policies. If mortgage insurance premiums are unpaid for more than 120 days, the receivable is written off against earned premium and the related insurance policy is canceled.
Recent Accounting Standards Updates Adopted
In August 2014, the FASB issued an update that requires an entity's management to evaluate whether there is substantial doubt about that entity's ability to continue as a going concern and, if so, disclose that fact. An entity's management will also be

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

required to evaluate and disclose whether its plans alleviate that doubt. The guidance is effective for annual periods ending after December 15, 2016 and for interim and annual periods thereafter. We do not expect the adoption of this update to have a material effect on the presentation of our financial statements and notes therein.
Reclassifications
Certain items in the financial statements as of December 31, 2014 and for the periods ending December 31, 2013 and December 31, 2012 have been reclassified to conform to the current period's presentation. There was no effect on net income or shareholders' equity previously reported.
Subsequent Events
We have considered subsequent events through the date of this filing.
3. Investments
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2014	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$68,911	$7	$(573)	$68,345
Municipal debt securities	12,009	27	(73)	11,963
Corporate debt securities	200,358	883	(1,456)	199,785
Asset-backed securities	56,440	222	(254)	56,408
Total investments	$337,718	$1,139	$(2,356)	$336,501

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2013	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$108,067	$—	$(1,461)	$106,606
Municipal debt securities	12,017	1	(85)	11,933
Corporate debt securities	221,899	157	(4,799)	217,257
Asset-backed securities	74,152	114	(974)	73,292
Total investments	$416,135	$272	$(7,319)	$409,088
Scheduled Maturities
The amortized cost and fair values of available for sale securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$6,110	$6,125
Due after one through five years	195,492	194,472
Due after five through ten years	54,360	53,891
Due after ten years	25,316	25,605
Asset-backed securities	56,440	56,408
Total investments	$337,718	$336,501

As of December 31, 2013	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$—	$—
Due after one through five years	260,855	257,501
Due after five through ten years	65,687	63,440
Due after ten years	15,441	14,855
Asset-backed securities	74,152	73,292
Total investments	$416,135	$409,088
Aging of Unrealized Losses
At December 31, 2014, the investment portfolio had gross unrealized losses of $2.4 million, $1.7 million of which has been in an unrealized loss position for a period of twelve months or greater. We did not consider these securities to be other-than-temporarily impaired as of December 31, 2014. We based our conclusion that these investments were not other-than-temporarily impaired at December 31, 2014 on the following facts: (i) the unrealized losses were primarily caused by interest rate movements since the purchase date; (ii) we do not intend to sell these investments; and (iii) we do not believe that it is more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may not occur until maturity. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2014		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	4	$7,228	$(33)	10	$49,884	$(540)	14	$57,112	$(573)
Municipal debt securities	1	3,232	(18)	1	1,695	(55)	2	4,927	(73)
Corporate debt securities	26	60,334	(559)	22	65,806	(897)	48	126,140	(1,456)
Assets-backed securities	3	10,614	(57)	4	20,047	(197)	7	30,661	(254)
Total investments	34	$81,408	$(667)	37	$137,432	$(1,689)	71	$218,840	$(2,356)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2013		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	19	$106,606	$(1,461)	—	$—	$—	19	$106,606	$(1,461)
Municipal debt securities	2	4,915	(85)	—	—	—	2	4,915	(85)
Corporate debt securities	47	187,714	(4,799)	—	—	—	47	187,714	(4,799)
Assets-backed securities	11	58,225	(974)	—	—	—	11	58,225	(974)
Total investments	79	$357,460	$(7,319)	—	$—	$—	79	$357,460	$(7,319)

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Investment Income
Net investment income is comprised of the following:

	For the Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Fixed maturities	$6,127	$5,289	$4
Cash equivalents	—	—	2
Other	8	2	—
Investment income	6,135	5,291	6
Investment expenses	(517)	(483)	—
Net investment income	$5,618	$4,808	$6
Gross realized gains were $0.7 million and $0.6 million for the years ended December 31, 2014 and 2013, respectively. Gross realized losses were $0.5 million and $0.4 million for the years ended December 31, 2014 and 2013, respectively. There were no realized investment gains or losses for the year ended December 31, 2012.
As of December 31, 2014 and December 31, 2013, there were approximately $7.0 million of cash and investments in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
4. Fair Value of Financial Instruments
The following describes the valuation techniques used by us to determine the fair value of financial instruments held at December 31, 2014 and December 31, 2013:
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
Level 1 - Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date for identical assets or liabilities. Financial assets utilizing Level 1 inputs are U.S. Treasury securities;
Level 2 - Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities. Financial assets utilizing Level 2 inputs include certain obligations of U.S. government agencies, municipal and corporate debt securities and asset-backed securities; and
Level 3 - Unobservable inputs that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. We value our warrant liability utilizing Level 3 inputs.
The level of market activity used to determine the fair value hierarchy is based on the availability of observable inputs market participants would use to price an asset or a liability, including market value price observations.
Assets classified as Level 1 and Level 2
To determine the fair value of securities available-for-sale in Level 1 and Level 2 of the fair value hierarchy, independent pricing sources have been utilized. One price is provided per security based on observable market data. To ensure securities are appropriately classified in the fair value hierarchy, we review the pricing techniques and methodologies of the independent pricing sources and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. A variety of inputs are utilized by the independent pricing sources including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including data published in market research publications. Inputs may be weighted differently for any security, and not all inputs are used for each security evaluation. Market indicators, industry and economic events are also considered. This information is evaluated using a multidimensional pricing model. Quality controls are performed by the independent pricing sources throughout this process, which include reviewing tolerance reports,

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

trading information and data changes, and directional moves compared to market moves. This model combines all inputs to arrive at a value assigned to each security. We have not made any adjustments to the prices obtained from the independent pricing sources. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2014.
Liabilities classified as Level 3
We calculate the fair value of outstanding warrants using a Black-Scholes option-pricing model in combination with a binomial model, and we value the pricing protection features within the warrants using a Monte Carlo simulation. Variables in the model include the risk-free rate of return, dividend yield, expected life and expected volatility of our stock price.
ASC 825, Disclosures about Fair Value of Financial Instruments, requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value.
The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2014 and December 31, 2013:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2014	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$39,176	$29,169	$—	$68,345
Municipal debt securities	—	11,963	—	11,963
Corporate debt securities	—	199,785	—	199,785
Asset-backed securities	—	56,408	—	56,408
Cash and cash equivalents	103,021	—	—	103,021
Total assets	$142,197	$297,325	$—	$439,522
Warrant liability	$—	$—	$3,372	$3,372
Total liabilities	$—	$—	$3,372	$3,372

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2013	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$49,484	$57,122	$—	$106,606
Municipal debt securities	—	11,933	—	11,933
Corporate debt securities	—	217,257	—	217,257
Asset-backed securities	—	73,292	—	73,292
Cash and cash equivalents	55,929	—	—	55,929
Total assets	$105,413	$359,604	$—	$465,017
Warrant liability	$—	$—	$6,371	$6,371
Total liabilities	$—	$—	$6,371	$6,371

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a roll-forward of Level 3 liabilities measured at fair value for the year ended December 31, 2014:

Warrant Liability
For the Year Ended December 31, 2014	(In Thousands)
Balance, January 1, 2014	$6,371
Change in fair value of warrant liability included in earnings	(2,949)
Gain on settlement of warrants	(37)
Issuance of common stock on warrant exercise	(13)
Balance, December 31, 2014	$3,372

Warrant Liability
For the Year Ended December 31, 2013	(In Thousands)
Balance, January 1, 2013	$4,842
Change in fair value of warrant liability included in earnings	1,529
Balance, December 31, 2013	$6,371
We revalue the warrant liability quarterly using a Black-Scholes option-pricing model, in combination with a binomial model, and we value the pricing protection features within the warrants using a Monte-Carlo simulation model. As of December 31, 2014, the assumptions used in the option pricing model were as follows: a common stock price as of December 31, 2014 of $9.13, risk free interest rate of 1.88%, expected life of 6.44 years, expected volatility of 37.4% and a dividend yield of 0%. The change in fair value is primarily attributable to a decline in the price of our common stock from December 31, 2013 to December 31, 2014.
There were no transfers in or out of Level 3 of the fair value hierarchy during the year ended December 31, 2014.
5. Reserves for Insurance Claims and Claims Expenses
We establish claim reserves to recognize the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. Our method, consistent with industry practice, is to establish claim reserves only for loans in default. Our claim reserves also include amounts for IBNR. We received our first primary NOD in the second quarter of 2014. For the year ended December 31, 2013, we had no claim or IBNR reserves.
Additionally, we entered into a pool insurance transaction with Fannie Mae, effective September 1, 2013. We would only establish claim or IBNR reserves for this pool transaction, if we expect claims to exceed the transaction's deductible, which represents the amount of claims absorbed by Fannie Mae before we are obligated to pay any claims under the policy. At December 31, 2014, thirty loans in the pool were past due by sixty days or more. These thirty loans represent approximately $1.7 million in RIF. Due to the size of the deductible ($10.3 million), the low level of NODs reported through December 31, 2014 and the high quality of the loans (all loans are less than 80% LTV), we have not established any pool reserves for claims or IBNR for the years ended December 31, 2014 and December 31, 2013.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the beginning and ending reserve balances for insurance claims and claims expenses for the year ended December 31, 2014 and 2013:

	For the Year Ended December 31,
	2014	2013
	(In Thousands)
Reserve at beginning of period	$—	$—

Claims incurred:
Claims and claim expenses incurred:
Current year	83	—
Prior years	—	—
Total claims incurred	83	—

Claims paid:
Claims and claim expenses paid:
Current year	—	—
Prior years	—	—
Total claims paid	—	—

Reserve at end of period	$83	$—
6. Warrants
We issued 992,000 warrants in connection with our Private Placement. Each warrant gave the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million.
Upon exercise of these warrants, the amounts will be treated as additional paid-in capital. During the first quarter of 2014, 7,790 warrants were exercised and we issued 1,115 Class A common shares via a cashless exercise. Upon exercise, we reclassified the fair value of the warrants from warrant liability to additional paid in capital and recognized a gain of approximately $37 thousand. No other warrants were exercised during 2014.
7. Share-Based Compensation
The 2012 Stock Incentive Plan (the "Plan") was approved by the Board on April 16, 2012 and authorized 5.5 million shares to be reserved for issuance under the Plan, with 3.85 million shares available for stock options and 1.65 million shares available for RSUs. Options granted under the Plan are non-qualified stock options and may be granted to employees, directors and other key persons. The exercise price per share for the common stock covered by this Plan shall be determined by the Board at the time of grant, but shall not be less than the fair market value, defined as the closing price of our common stock, on the date of the grant. The term of the stock option grants will be established by the Board, but no stock option shall be exercisable more than ten years after the date the stock option is granted. The vesting period of the stock option grants will also be established by the Board at the time of grant and generally is for a three-year period. Upon the exercise of stock options, we issue shares from the authorized, unissued share reserve.
On May 8, 2014, NMIH held its annual shareholder meeting, at which our shareholders voted to approve the NMIH 2014 Omnibus Incentive Plan, which authorizes us to make 4 million shares of NMIH's class A common stock available to be granted. These shares may be either authorized but unissued shares or treasury shares.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of option activity in the plan during the years ended December 31, 2014 and December 31, 2013 is as follows:

For the Year Ended December 31, 2014	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
	(Shares in Thousands)
Options outstanding at December 31, 2013	3,062	$3.98	$10.31
Options granted	780	4.85	12.03
Options exercised	(109)	3.85	10.00
Options forfeited	(87)	4.47	11.35
Options expired	(16)	4.25	10.93
Options outstanding at December 31, 2014	3,630	$4.16	$10.66

For the Year Ended December 31, 2013	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
	(Shares in Thousands)
Options outstanding at December 31, 2012	2,547	$3.86	$10.00
Options granted	532	4.57	11.78
Options forfeited	(15)	3.84	10.00
Options canceled	(2)	3.84	10.00
Options outstanding at December 31, 2013	3,062	$3.98	$10.31
As of December 31, 2014, there were 108,606 exercises and approximately 1,742,822 options were fully vested and exercisable. The weighted average exercise price for the fully vested and exercisable options was $10.20. The remaining weighted average contractual life of options fully vested and exercisable as of December 31, 2014 was 7.5 years. The aggregate intrinsic value for fully vested and exercisable options was $0 as of December 31, 2014.
The remaining weighted average contractual life of options outstanding as of December 31, 2014 was 7.9 years. As of December 31, 2014, there was $2.4 million of total unrecognized compensation cost related to non-vested stock options. The weighted-average period over which total compensation related to non-vested stock options will be recognized is 1.28 years.
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
The estimated grant date fair values of the stock options granted during 2014 and 2013 were calculated using the Black-Scholes valuation model based on the following assumptions:

	2014	2013
Expected life	6 years	6 years
Risk free interest rate	1.90% - 2.01%	0.98% - 1.12%
Dividend yield	0.00%	0.00%
Expected stock price volatility	39.00%	39.00%
Projected forfeiture rate	5.00%	1.00%
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
A summary of RSU activity in the plan during the years ended December 31, 2014 and December 31, 2013 is as follows:

For the Year Ended December 31, 2014	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2013	1,242	$7.75
Restricted stock units granted	373	11.52
Restricted stock units vested	(360)	9.53
Restricted stock units forfeited	(46)	10.14
Non-vested restricted stock units at December 31, 2014	1,209	$8.90

For the Year Ended December 31, 2013	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2012	1,429	$7.35
Restricted stock units granted	76	12.03
Restricted stock units vested	(263)	6.79
Restricted stock units forfeited	—	—
Non-vested restricted stock units at December 31, 2013	1,242	$7.75
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
At December 31, 2014, the 1.2 million shares of granted and non-vested RSUs consisted of 0.5 million shares that are subject to both a market and service condition and 0.7 million shares that are subject only to service conditions. The non-vested RSUs subject to both a market and service condition vest in one-half increments upon the achievement of certain market price goals and continued service. Non-vested RSUs subject only to a service condition vest over a service period ranging from one to three years. The fair value of RSUs subject to market and service conditions is determined based on a Monte Carlo simulation model at the date of grant. The fair value of RSUs subject only to service conditions are valued at our stock price on the date of grant less the present value of anticipated dividends.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated grant date fair values of the RSUs granted in 2012 that are subject to both a market and service condition were calculated using a Monte Carlo simulation model based on the average outcome of 150,000 simulations using the following assumption:

2012
Expected life	5 years
Risk free interest rate	0.86%
Dividend yield	0.00%
Expected stock price volatility	39.00%
Projected forfeiture rate	1.00%
There were no RSUs granted in 2014 or 2013 that were subject to a market condition, therefore the Monte Carlo simulation was not used.
The remaining weighted average contractual life of non-vested RSUs as of December 31, 2014 was 7.9 years. The weighted-average period over which total compensation related to non-vested RSUs will be recognized is 1.18 years.
The RSUs granted in 2014 were valued at our stock price on the date of grant less the present value of anticipated dividends, which is $0. As of December 31, 2014, there was $3.0 million of total unrecognized compensation cost related to non-vested RSUs compared to $4.3 million as of December 31, 2013.
401(k) Savings Plan
Beginning on January 1, 2014, we offered to our employees a 401(k) Savings Plan ("401(k) Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, we match up to 100% of eligible employees' pre-tax contributions up to 4% of eligible compensation. We contributed approximately $0.9 million for the year ended December 31, 2014.
8. Income Taxes
The provision (benefit) for income taxes consists of:

	For the Year Ended December 31,
	2014	2013	2012
	(In Thousands
Current	$(2,390)	$—	$—
Deferred	4	—	—
Total income tax benefit	$(2,386)	$—	$—
The income tax benefit of $2.4 million for the year ended December 31, 2014 is related to the tax effects of unrealized gains credited to OCI. Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided in ASC 740-20-45-7 when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including OCI, in the current year. The intraperiod tax allocation rules related to items charged or credited directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur. As a result of a reduction in unrealized losses credited directly to OCI, approximately $2.4 million of tax provision expense has been netted with current year unrealized gains in OCI, and $2.4 million of tax provision benefit was allocated to the income tax provision for continuing operations.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of the federal statutory income tax (benefit) rate to the effective income tax (benefit) rate is as follows:

	For the Year Ended December 31,
	2014	2013	2012
Federal statutory income tax rate	35.00%	35.00%	35.00%
Loss on impairment	—	—	(1.48)
Prior year adjustment	—	3.52	1.66
Other	1.07	1.66	(1.00)
Valuation allowance	(31.42)	(40.18)	(28.00)
Purchase accounting adjustment	—	—	(6.18)
Effective income tax rate	4.65%	—%	—%
Following is a reconciliation of our net deferred income tax asset (liability) as of December 31, 2014 and December 31, 2013:

	December 31, 2014
	Gross	Tax Effected
Deferred tax asset	(In Thousands)
Capitalized start-up costs	$2,403	$985
Share-based compensation	20,030	8,212
Unrealized loss on investments	1,217	499
Net operating loss carry forwards	114,548	43,198
Unearned premium reserve	4,414	1,810
Other	8,785	3,602
Total gross deferred tax assets	151,397	58,306
Less: valuation allowance	(140,236)	(53,730)
Total deferred tax assets	11,161	4,576
Deferred tax liability
Capitalized software	(7,967)	(3,266)
Intangible assets	(390)	(137)
Deferred acquisition costs	(2,985)	(1,224)
Other	(209)	(86)
Total deferred tax liabilities	(11,551)	(4,713)
Net deferred income tax liability	$(390)	$(137)

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
	Gross	Tax Effected
Deferred tax asset	(In Thousands)
Capitalized start-up costs	$2,579	$903
Share-based compensation	14,701	5,990
Unrealized loss on investments	7,047	2,694
Net operating loss carry forwards	65,276	24,602
Other	10,118	3,760
Total gross deferred tax assets	99,721	37,949
Less: valuation allowance	(94,497)	(35,778)
Total deferred tax assets	5,224	2,171
Deferred tax liability
Capitalized software	(5,008)	(2,095)
Intangible assets	(390)	(133)
Other	(216)	(76)
Total deferred tax liabilities	(5,614)	(2,304)
Net deferred income tax liability	$(390)	$(133)
At December 31, 2014 and 2013, we had a net deferred tax liability of $0.1 million as a result of the acquisition of indefinite-lived intangibles from the acquisition of our insurance subsidiaries for which no benefit had been reflected in the acquired net operating loss carry forwards. The tax liability incurred at the acquisition was recorded as an increase in goodwill.
Excluded from deferred tax assets were $2.1 million and $1.5 million of excess stock compensation as of December 31, 2014 and December 31, 2013, respectively, for which any benefit realized will be recorded to stockholders' equity.
As of December 31, 2014, the Company had federal net operating loss carryforwards of $114.5 million, which expire from 2029 to 2034 and state net operating loss carryforwards of $36.0 million, which expire from 2031 to 2034. Section 382 of the Internal Revenue Code imposes annual limitations on a corporation's ability to utilize its net operating loss carryforwards if it experiences an "ownership change." As a result of the acquisition of our insurance subsidiaries, $7.3 million of NOLs are subject to annual limitations of $0.8 million through 2016, then $0.3 million through 2029.
As we have just recently begun insurance operations and have no history to provide a basis for reliable future net income projections, a valuation allowance of $53.7 million and $35.8 million was recorded at December 31, 2014 and December 31, 2013, respectively, to reflect the amount of the deferred tax asset that may not be realized.
As of December 31, 2014 and 2013, we have no reserve for unrecognized tax benefits, and have taken no material uncertain positions in its tax returns that would require measurement and recognition.
We file income tax returns with the U.S. federal government and various state jurisdictions which are subject to potential examination by tax authorities. We are not currently under examination, and federal and state tax years remain open by statute.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Software and Equipment
Software and equipment consist largely of capitalized software developed to support our MI operations. Software and equipment, net of accumulated amortization and depreciation, as of December 31, 2014 and December 31, 2013, consists of the following:

	December 31, 2014	December 31, 2013
	(In Thousands)
Software	$11,608	$14,140
Equipment	1,175	542
Leasehold improvements	973	141
Subtotal	13,756	14,823
Accumulated amortization and depreciation	(1,950)	(5,947)
Software and equipment, net	$11,806	$8,876
Amortization and depreciation expense for software and equipment for the years ended December 31, 2014 and 2013 was $5.8 million and $5.9 million, respectively. In the second quarter of 2013, we reduced the useful life and shortened the amortization period of some of the software we purchased in connection with the acquisition of our insurance subsidiaries. This software was completely amortized by November 2014, and the original cost and accumulated amortization of $9.8 million were written off at that time.
10. Intangible Assets and Goodwill
Intangible assets and goodwill consist of identifiable intangible assets and goodwill we purchased in connection with the acquisition of our insurance subsidiaries, and at December 31, 2014 and December 31, 2013, were as follows for both years:

		Expected Lives
Goodwill	$3,244	Indefinite
State licenses	260	Indefinite
GSE applications	130	Indefinite
Total intangible assets and goodwill	$3,634
We test goodwill and intangibles for impairment in the third and fourth quarter, respectively, of every year, or more frequently if we believe indicators of impairment exist. As of December 31, 2012, we determined the carrying value of operational manuals acquired with NMIC and Re One would not be recovered, and the manuals could not be sold and would be disposed; as a result, we assessed the fair value at zero and recognized a loss on impairment of $1.2 million. No impairments of indefinite-lived intangibles or goodwill were identified as of December 31, 2014 and 2013.
11. Commitments and Contingencies
GSE Approval
In January 2013, the GSEs approved NMIC as a qualified mortgage insurer, and with their approvals, imposed certain capitalization, operational and reporting conditions on NMIC, most of which remain in effect for a three-year period from the date of GSE Approval. As a GSE qualified mortgage insurer, NMIC is subject to ongoing compliance with the conditions in the GSE Approval as well as the GSEs' Eligibility Requirements.
The conditions in the GSE Approval require, among other things, that NMIC:

•	maintain minimum capital of $150 million;

•	operate at a risk-to-capital ratio not to exceed 15:1 for its first three years and then pursuant to the GSE Eligibility Requirements then in effect;

•	not declare or pay dividends to affiliates or to NMIH for its first three years, then pursuant to the Eligibility Requirements;

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
not enter into capital support agreements or guarantees for the benefit of, or purchase or otherwise invest in the debt of, affiliates without the prior written approval of the GSEs for its first three years, then pursuant to the Eligibility Requirements; and

•	not enter into reinsurance or other risk share arrangements without the GSEs' prior written approval for its first three years, then pursuant to the Eligibility Requirements.
The GSE Approvals also include other conditions, limitations and reporting requirements, including, among others, limits on costs allocated to NMIC under affiliate expense sharing arrangements; conditions related to risk concentration and rates of return; requirements to obtain a financial strength rating; restrictions on provision of ancillary services (i.e., non-insurance) to customers and transfers of underwriting to affiliates; notification requirements regarding change of ownership and new five percent shareholders; requirement to, at the direction of one or both of the GSEs, re-domicile from Wisconsin to another state; and provisions regarding underwriting policies and claims processing.
Office Lease
We entered into an office facility lease effective July 1, 2012 for a term of two years. In October 2013, we amended our facility's lease to (i) add 23,000 square feet of furnished office space, and (ii) extend the facility's lease period through October 31, 2017.
Management expects that, in the normal course of business, as of December 31, 2014, future minimum lease payments under this lease will be as follows:

Years ending December 31,	(In Thousands)
2015	$1,690
2016	1,741
2017	1,488
Totals	$4,919
We incurred rent expense related to this lease of $1.6 million for the year ended December 31, 2014. Rent expense for the year ended December 31, 2013 was $0.8 million.
12. Common Stock Offerings
On April 17, 2012, we completed the Private Placement, through which we offered and sold an aggregate of 55,000,000 of our Class A common shares resulting in net proceeds of approximately $510 million.
On November 8, 2013, we filed a final prospectus announcing the sale of 2.1 million shares of common stock through an initial public offering. The underwriters of the offering were granted a 30-day option to purchase up to an additional 315,000 shares of common stock from us at an initial public offering price of $13.00, which they exercised on November 12, 2013. The offering closed on November 14, 2013. Gross proceeds to us were $31.4 million. Net proceeds from the offering were approximately $28 million.
13. Statutory Information
Our insurance subsidiaries, NMIC and Re One, file financial statements in conformity with statutory basis accounting principles ("SAP") prescribed or permitted by the Wisconsin OCI. NMIC's principal regulator is the Wisconsin OCI. Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC. The Wisconsin OCI recognizes only statutory accounting practices prescribed or permitted by the state of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company and for determining its solvency under Wisconsin insurance laws.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NMIC and Re One's combined statutory net income, statutory surplus and contingency reserve as of and for each of the years in the three-year period ended December 31, 2014 were as follows:

	December 31,
	2014	2013	2012
	(In Thousands)
Statutory net loss	$(47,961)	$(33,307)	$(18)
Statutory surplus	236,738	189,698	220,004
Contingency reserve	9,401	2,314	—
Under applicable Wisconsin law and 15 other states, a mortgage insurer must maintain a minimum amount of statutory capital relative to its risk-in-force (risk-to-capital ratio or "RTC ratio") in order for the mortgage insurer to continue to write new business. While formulations of minimum capital may vary in each jurisdiction that has such a requirement, the most common measure applied allows for a maximum permitted RTC ratio of 25 to 1. Wisconsin and certain other states, including California and Illinois, apply a substantially similar requirement referred to as minimum policyholders' position. Our operation plan filed with the Wisconsin OCI and other state insurance departments in connection with NMIC's applications for licensure includes the expectation that NMIH will downstream additional capital if needed so that NMIC does not exceed risk-to-capital ratios agreed to with those states. NMIC may in the future seek state insurance department approvals, as needed, of an amendment to our business plan to increase this ratio to the Wisconsin regulatory minimum of 25 to 1. In addition, under the terms of our conditional approvals from the GSEs we are required to operate at a risk-to-capital ratio not to exceed 15:1 for our first three years of operations.
Certain states limit the amount of risk a mortgage insurer may retain on a single loan to 25% of the indebtedness to the insured and, as a result, the portion of such insurance in excess of 25% must be reinsured. NMIC and Re One have entered into a primary excess share reinsurance agreement, effective August 1, 2012, and a facultative pool reinsurance agreement, effective September 1, 2013, under which NMIC cedes premiums, loss reserves and claims to Re One on an excess share basis for any primary or pool policy which offers coverage greater than 25% on any loan insured thereunder. NMIC will use reinsurance provided by Re One solely for purposes of compliance with these state statutory coverage limits. Currently, NMIC has no other reinsurance agreements. During April 2013, NMIC began writing its first mortgage insurance policies and ceding premium and risk to Re One the following month.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013, NMIC had 22 policies in force totaling approximately $36.5 million of RIF, resulting in a RTC ratio of 0.5:1. As of December 31, 2014, NMIC had $800 million in total RIF (1) with a RTC ratio of 3.5:1, significantly below the GSE and state imposed financial requirements. The risk-to-capital calculation for each of our insurance subsidiaries, as well as our combined risk-to-capital calculation, as of December 31, 2014, is presented below.

As of December 31, 2014	NMIC	Re One	Combined
	(In Thousands)
Primary risk-in-force (1)
Direct	$801,353	$—	$801,353
Assumed	—	69,396	69,396
Ceded	(69,396)	—	(69,396)
Total primary risk-in-force	731,957	69,396	801,353
Pool risk-in-force (2)
Direct	93,090	—	93,090
Assumed	—	24,705	24,705
Ceded	(24,705)	—	(24,705)
Total pool risk-in-force	68,385	24,705	93,090
Total risk-in-force	800,342	94,101	894,443

Statutory policyholders' surplus	223,119	13,619	236,738
Statutory contingency reserve	7,945	1,456	9,401
Total statutory policyholders' position	231,064	15,075	246,139

Risk-to-Capital (3)	3.5:1	6.2:1	3.6:1

(1)	Our net risk in force includes both primary and pool risk in force, and excludes risk on policies that are currently in default and for which loss reserves have been established.

(2)	Pool risk-in-force as shown in the table above is equal to the aggregate stop loss less a deductible.

(3)
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

NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware, such as NMIH. Delaware corporation law provides that dividends are only payable out of a corporation's capital surplus or (subject to certain limitations) recent net profits. As of December 31, 2014, NMIH's capital surplus was approximately $427 million. NMIH's assets, excluding investment in NMIC and Re One, were approximately $179 million at December 31, 2014, and were unencumbered by any debt or other subsidiary commitments or obligations. The insurance subsidiaries are both mono-line mortgage insurance companies, and the assets of each are dedicated only to the support of direct risk and obligations of each mortgage insurance entity. NMIC only writes direct mortgage insurance business and assumes no business from any other entity. Re One only assumes business from NMIC to allow NMIC to comply with statutory risk requirements. Neither NMIC nor Re One have subsidiaries, and therefore do not have subsidiary risks and obligations that compete for its resources.
The GSEs and state insurance regulators may restrict our insurance subsidiaries' ability to pay dividends to NMIH. In addition to the restrictions imposed during the GSE Approval and state licensing processes, the ability of our insurance subsidiaries to pay dividends to NMIH is limited by insurance laws of the State of Wisconsin and certain other states. Wisconsin law provides that an insurance company may pay out dividends without the prior approval of the Wisconsin OCI ("ordinary dividends") in an amount, when added to other shareholder distributions made in the prior 12 months, not to exceed the lesser of (a) 10% of the insurer's surplus as regards to policyholders as of the prior December 31 or (b) its net income (excluding realized capital gains) for the twelve month period ending December 31 of the immediately preceding calendar year. In determining net income, an insurer may carry forward net income from the previous calendar years that has not already been paid out as a dividend. Dividends that exceed this amount are "extraordinary dividends," which require prior approval of the Wisconsin OCI. As of December 31, 2014, the amount of restricted net assets held by our consolidated insurance subsidiaries totaled approximately $252 million of NMIH's consolidated

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

net assets of $427 million. The amount of restricted assets used to determine any dividend to NMIH, once all restrictions expire, would be computed under SAP which may differ from the amount of restricted assets computed under GAAP. Since inception, NMIC has not paid any dividends to NMIH. As NMIC had a statutory net loss for the year ended December 31, 2013, NMIC cannot pay any dividends to NMIH through December 31, 2014, without the prior approval of the Wisconsin OCI. Additionally, NMIC will not be permitted to pay dividends to NMIH until after December 31, 2015 as a condition of GSE Approval or until January 2016 under agreements with various state insurance regulators.
14. Quarterly Financial Data (Unaudited)

	2014 Quarters				2014
	First	Second	Third	Fourth	Year
	(In Thousands, except share data)
Net premiums written	$5,178	$5,051	$9,661	$14,139	$34,029
Net premiums earned	1,904	2,093	3,900	5,510	13,407
Net investment income	1,489	1,468	1,342	1,319	5,618
Net realized investment gains (losses)	—	—	134	63	197
Gain (loss) from change in fair value of warrant liability	817	952	1,240	(60)	2,949
Gain from settlement of warrants	37	—	—	—	37
Insurance claims and claims expenses	—	28	(26)	81	83
Amortization of deferred policy acquisition costs	19	42	47	265	373
Underwriting and operating expenses	19,283	18,595	17,848	17,318	73,044
Net loss	(15,055)	(12,855)	(10,976)	(10,020)	(48,906)
Loss per share (1)
Basic and diluted loss per share	$(0.26)	$(0.22)	$(0.19)	$(0.17)	$(0.84)
Weighted average common shares outstanding	58,061,299	58,289,801	58,363,334	58,406,574	58,281,425

	2013 Quarters				2013
	First	Second	Third	Fourth	Year
	(In Thousands, except share data)
Net premiums written	$—	$1	$482	$3,058	$3,541
Net premiums earned	—	1	482	1,612	2,095
Net investment income	410	1,407	1,519	1,472	4,808
Net realized investment gains (losses)	28	452	(308)	14	186
Gain (loss) from change in fair value of warrant liability	35	(1,115)	469	(918)	(1,529)
Insurance claims and claims expenses	—	—	—	—	—
Amortization of deferred policy acquisition costs	—	—	—	1	1
Underwriting and operating expenses	12,426	17,019	16,035	15,263	60,743
Net loss	(11,953)	(16,274)	(13,873)	(13,084)	(55,184)
Loss per share (1)
Basic and diluted loss per share	$(0.22)	$(0.29)	$(0.25)	$(0.23)	$(0.99)
Weighted average common shares outstanding	55,500,100	55,629,932	55,637,480	57,238,730	56,005,326

(1)	Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of quarterly per share data may not equal the per share data for the year.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2014, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in  Internal Control-Integrated Framework  (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, our management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.
Due to the Company's status as an EGC, this annual report does not include an attestation report of our registered public accounting firm.
There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2014. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2014. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2014. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2014. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2014. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements — See the "Index to Financial Statements" included in Part II, Item 8 of this report for a list of the financial statements filed as part of this report.
2. Financial Statement Schedules — See the "Index to Financial Statement Schedules" on page 100 of this report for a list of the financial statement schedules filed as part of this report.
3. Exhibits — See "Exhibit Index" on page i of this report for a list of exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
February 19, 2015	By: /s/ Bradley M. Shuster
Name: Bradley M. Shuster Title: Chairman and Chief Executive Officer

Signature	Title	Date

/s/ Bradley M. Shuster	Chairman and Chief Executive Officer	February 19, 2015
Bradley M. Shuster	(Principal Executive Officer)

/s/ John (Jay) M. Sherwood, Jr.	President	February 19, 2015
John (Jay) M. Sherwood, Jr.	(Principal Financial and Accounting Officer)

/s/ Steven L. Scheid	Director	February 19, 2015
Steven L. Scheid

/s/ James G. Jones	Director	February 19, 2015
James G. Jones

/s/ John Brandon Osmon	Director	February 19, 2015
John Brandon Osmon

/s/ Michael Montgomery	Director	February 19, 2015
Michael Montgomery

/s/ Michael Embler	Director	February 19, 2015
Michael Embler

/s/ James H. Ozanne	Director	February 19, 2015
James H. Ozanne

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in our Consolidated Financial Statements and notes thereto.

NMI HOLDINGS, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
PARENT COMPANY ONLY

December 31, 2014	Amortized Cost	Fair Value	Amount Reflected on Balance Sheet
	(In Thousands)
Fixed maturities
U.S. Treasury securities and obligations of U.S. government agencies	$68,911	$68,345	$68,345
Municipal debt securities	12,009	11,963	11,963
Corporate debt securities	200,358	199,785	199,785
Asset-backed securities	56,440	56,408	56,408
Total investments other than investments in related parties	$337,718	$336,501	$336,501

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
PARENT COMPANY ONLY

	December 31, 2014	December 31, 2013
	(In Thousands, except for share data)
Assets
Fixed maturities, available-for-sale, at fair value	$134,199	$229,064
Cash and cash equivalents	29,925	36,433
Investment in subsidiaries, at equity in net assets	251,880	193,242
Accrued investment income	629	1,038
Prepaid expenses	2,054	1,519
Due from affiliates, net	9,949	10,565
Software and equipment, net	11,806	7,574
Other assets	509	61
Total assets	$440,951	$479,496
Liabilities
Accounts payable and accrued expenses	$10,621	$9,908
Warrant liability, at fair value	3,372	6,371
Total liabilities	13,993	16,279

Shareholders' equity
Common stock - class A shares, $0.01 par value; 58,428,548 and 58,052,480 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively (250,000,000 shares authorized)	584	581
Additional paid-in capital	562,911	553,707
Accumulated other comprehensive loss, net of tax	(3,607)	(7,047)
Accumulated deficit	(132,930)	(84,024)
Total shareholders' equity	426,958	463,217
Total liabilities and shareholders' equity	$440,951	$479,496

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF OPERATIONS
PARENT COMPANY ONLY

	For the Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Revenues
Net investment income	$2,937	$2,758	$2
Net realized investment gains	67	188	—
Gain (loss) from change in fair value of warrant liability	2,949	(1,529)	278
Gain from settlement of warrants	37	—	—
Total revenues	5,990	1,417	280

Expenses
Other operating expenses	18,817	24,319	26,575
Total expenses	18,817	24,319	26,575

Equity in net loss of subsidiaries	(38,710)	(32,282)	(1,196)
Loss before income taxes	(51,537)	(55,184)	(27,491)
Income tax benefit	(2,631)	—	—
Net loss	$(48,906)	$(55,184)	$(27,491)

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY

	For the Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities	(In Thousands)
Net loss	$(48,906)	$(55,184)	$(27,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	9,180	10,367	6,115
Warrants issued in connection with line of credit	—	—	1,620
(Gain) loss from change in fair value of warrant liability	(2,949)	1,529	(278)
Gain from settlement of warrants	(37)	—	—
Net realized investment gains	(67)	(188)	—
Depreciation and other amortization	5,618	3,325	3
Noncash intraperiod tax allocation	(2,390)	—	—
Changes in operating assets and liabilities:
Equity in net loss of subsidiaries	38,710	35,371	1,196
Accrued investment income	409	(1,038)	(2)
Receivable from affiliates	616	(10,565)	—
Prepaid expenses	(535)	(1,102)	(234)
Other assets	(445)	(3,045)	(78)
Accounts payable and accrued expenses	233	623	4,550
Net cash used in operating activities	(563)	(19,907)	(14,599)
Cash flows from investing activities
Capitalization of subsidiaries	(95,000)	—	(220,000)
Purchase of fixed-maturity investments, available-for-sale	(23,552)	(293,470)	—
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	120,813	59,454	—
Purchase of software and equipment	(8,220)	(6,695)	(2,444)
Acquisition of subsidiaries	—	—	(2,500)
Net cash used in investing activities	(5,959)	(240,711)	(224,944)
Cash flows from financing activities
Payments on line of credit	—	—	(205)
Issuance of common stock	1,097	27,912	510,465
Taxes paid related to net share settlement of equity awards	(1,083)	(1,578)	—
Net cash provided by financing activities	14	26,334	510,260

Net (decrease) increase in cash and cash equivalents	(6,508)	(234,284)	270,717
Cash and cash equivalents, beginning of period	36,433	270,717	—
Cash and cash equivalents, end of period	$29,925	$36,433	$270,717

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
SUPPLEMENTAL NOTES
PARENT COMPANY ONLY

Note A
The NMI Holdings, Inc. (the "Parent Company") financial statements represent the stand-alone financial statements of the Parent Company. These financial statements have been prepared on the same basis and using the same accounting policies as described in the consolidated financial statements included herein. Refer to the Parent Company's consolidated financial statements for additional information.
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
Note C
The Parent Company provides certain services to its subsidiaries. The Parent Company allocates to its subsidiaries corporate expense it incurs in the capacity of supporting those subsidiaries, based on either an allocated percentage of time spent or internally allocated capital. Total operating expenses allocated to subsidiaries for each of the years in the three year period ended December 31, 2014 were $55.7 million, $32.5 million and $0. Amounts charged to the subsidiaries for operating expenses are based on actual cost, without any mark-up. The Parent Company considers these charges fair and reasonable. The subsidiaries reimburse the Parent Company for these costs in a timely manner, which has the impact of improving the cash flows of the Parent Company.

NMI HOLDINGS, INC.
SCHEDULE IV - FINANCIAL INFORMATION OF REGISTRANT
REINSURANCE
PARENT COMPANY ONLY

The Parent Company has no reinsurance agreements. The insurance subsidiaries are both mono-line mortgage insurance companies and the assets of each are dedicated only to the support of our mortgage insurance operations. NMIC only writes direct mortgage insurance business and assumes no business from any other entity. Re One only assumes business from NMIC to allow NMIC to comply with statutory risk requirements. Neither NMIC nor Re One count any subsidiary of any kind in their admitted statutory assets.

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

3.2	Third Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to our Form 8-K, filed on December 9, 2014)
4.1	Specimen Class A common stock certificate (incorporated herein by reference to Exhibit 4.1 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)
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

10.1 ~	NMI Holdings, Inc. 2012 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)
10.2 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Restricted Stock Unit Award Agreement for Chief Executive Officer and Chief Financial Officer (incorporated herein by reference to Exhibit 10.2 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.3 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Restricted Stock Unit Award Agreement for Management (incorporated herein by reference to Exhibit 10.3 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.4 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Restricted Stock Unit Award Agreement for Directors (incorporated herein by reference to Exhibit 10.4 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.5 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement for Chief Executive Officer and Chief Financial Officer (incorporated herein by reference to Exhibit 10.5 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.6 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement for Management (incorporated herein by reference to Exhibit 10.6 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.7 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement for Directors (incorporated herein by reference to Exhibit 10.7 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.8 ~
Employment Agreement by and between NMI Holdings, Inc. and Bradley M. Shuster, dated March 6, 2012 (incorporated herein by reference to Exhibit 10.8 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.9 ~
Amendment to Employment Agreement by and between NMI Holdings, Inc. and Bradley M. Shuster, dated April 24, 2012 (incorporated herein by reference to Exhibit 10.9 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

i

Exhibit Number	Description
10.10 ~
Employment Agreement by and between NMI Holdings, Inc. and Jay M. Sherwood, dated March 6, 2012 (incorporated herein by reference to Exhibit 10.10 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.11 ~
Amendment to Employment Agreement by and between NMI Holdings, Inc. and Jay M. Sherwood, dated April 24, 2012 (incorporated herein by reference to Exhibit 10.11 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.12 ~
Letter Agreement by and between NMI Holdings, Inc. and Stanley M. Pachura, dated April 26, 2012 (incorporated herein by reference to Exhibit 10.12 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.13 ~	Letter Agreement by and between NMI Holdings, Inc. and Stanley M. Pachura, dated as of January 19, 2015 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on January 20, 2015)
10.14 ~	Offer Letter by and between NMI Holdings, Inc. and Glenn Farrell, effective December 4, 2014 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 9, 2014)
10.15
Form of Indemnification Agreement between NMI Holdings, Inc. and its directors and certain executive officers (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on November 25, 2014)

10.16 +
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

10.17 ~	NMI Holdings, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference to Appendix A to our 2014 Annual Proxy Statement, filed on March 26, 2014)
10.18 ~	Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Chief Executive Officer and President
10.19 ~	Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Employees
10.20 ~	Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Independent Directors
10.21 ~	Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement for Chief Executive Officer and President
10.22 ~	Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement for Employees
21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)
23.1	Consent of BDO USA, LLP
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
The following financial information from NMI Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets as of December 31, 2014 and 2013
(ii) Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December
            31, 2014
(iii) Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended
            December 31, 2014
(iv) Consolidated Statements of Cash Flows for each of the years in the period ended December 31, 2014, and
(v) Notes to Consolidated Financial Statements

ii

~	Indicates a management contract or compensatory plan or contract.
+	Confidential treatment granted as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.
#
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

*
In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed "filed" for purposes of Section 18 of the Exchange Act.  Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that the registrant specifically incorporates it by reference.

iii