Form 10-Q
period 2015-03-31
NMI Holdings, Inc.
filed 2015-05-06
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-36174
NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	45-4914248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Powell Street, Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

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
YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on May 1, 2015 was 58,686,375 shares.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and the U.S. Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward looking. These statements are often, but not always, made through the use of words or phrases such as "anticipate," "believe," "can," "could," "may," "predict," "potential," "should," "will," "estimate," "plan," "project," "continuing," "ongoing," "expect," "intend" or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. All forward looking statements are necessarily only estimates of future results, and actual results may differ materially from expectations. You are, therefore, cautioned not to place undue reliance on such statements which should be read in conjunction with the other cautionary statements that are included elsewhere in this report. Further, any forward looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. We have based these forward looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy and financial needs. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward looking statements including, but not limited to:

•	our limited operating history;

•	our future profitability, liquidity and capital resources;

•	developments in the world's financial and capital markets and our access to such markets;

•	retention of our existing certificates of authority in each state and the District of Columbia (D.C.) and our ability to remain a mortgage insurer in good standing in each state and D.C.;

•
changes in the business practices of Fannie Mae and Freddie Mac (collectively, the GSEs), including adoption and implementation of the new Private Mortgage Insurer Eligibility Requirements (PMIERs) or decisions to decrease or discontinue the use of mortgage insurance;

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

•	our ability to attract and retain a diverse customer base, including the largest mortgage originators;

•	failure of risk management or investment strategy;

•	emergence of unexpected claim and coverage issues, including claims exceeding our reserves or amounts we had expected to experience;

•	failure to maintain, improve and continue to develop necessary information technology systems or the failure of technology providers to perform; and

•	ability to recruit, train and retain key personnel.
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, and in our subsequent quarterly and other reports, including Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report on Form 10-Q, including the exhibits hereto, filed from time to time with the U.S. Securities and Exchange Commission (SEC).

Unless expressly indicated or the context requires otherwise, the terms "we," "our," "us" and "Company" in this document refer to NMI Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries on a consolidated basis.

PART I

Item 1. Financial Statements and Supplementary Data

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2015	December 31, 2014
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $365,674 and $337,718 as of March 31, 2015 and December 31, 2014, respectively)	$367,947	$336,501
Cash and cash equivalents	66,420	103,021
Premiums receivable	1,663	1,048
Accrued investment income	1,732	1,707
Prepaid expenses	2,091	2,054
Deferred policy acquisition costs, net	5,283	2,985
Software and equipment, net	12,913	11,806
Intangible assets and goodwill	3,634	3,634
Other assets	56	509
Total assets	$461,739	$463,265

Liabilities
Unearned premiums	$28,054	$22,069
Reserve for insurance claims and claim expenses	187	83
Accounts payable and accrued expenses	6,845	10,646
Warrant liability, at fair value	2,124	3,372
Current tax payable	1,190	—
Deferred tax liability	137	137
Total liabilities	38,537	36,307
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 58,519,558 and 58,428,548 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively (250,000,000 shares authorized)	585	584
Additional paid-in capital	564,915	562,911
Accumulated other comprehensive loss, net of tax	(1,548)	(3,607)
Accumulated deficit	(140,750)	(132,930)
Total shareholders' equity	423,202	426,958
Total liabilities and shareholders' equity	$461,739	$463,265
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	For the three months ended March 31,
	2015	2014
Revenues	(In Thousands, except for share data)
Net premiums written	$12,921	$5,178
Increase in unearned premiums	(5,985)	(3,274)
Net premiums earned	6,936	1,904
Net investment income	1,596	1,489
Net realized investment gains	613	—
Gain from change in fair value of warrant liability	1,248	817
Gain from settlement of warrants	—	37
Total revenues	10,393	4,247
Expenses
Insurance claims and claims expenses	104	—
Underwriting and operating expenses	18,350	19,302
Total expenses	18,454	19,302
Loss before income taxes	(8,061)	(15,055)
Income tax benefit	(241)	—
Net loss	(7,820)	(15,055)

Other comprehensive income, net of tax:
Net unrealized holding gains for the period included in accumulated other comprehensive loss, net of tax expense of $1,431, and $0 for the three months ended March 31, 2015 and 2014, respectively	2,672	3,035
Reclassification adjustment for gains included in net loss, net of tax expense of $0, and $0 for the three months ended March 31, 2015 and 2014, respectively	(613)	—
Other comprehensive income, net of tax	2,059	3,035
Total comprehensive loss	$(5,761)	$(12,020)

Loss per share
Basic and diluted loss per share	$(0.13)	$(0.26)
Weighted average common shares outstanding	58,485,899	58,061,299
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Class A	Class B
	(In Thousands)
Balances, January 1, 2014	$581	$—	$553,707	$(7,047)	$(84,024)	$463,217
Common stock: class A shares issued under related to warrants	*	—	13	—	—	13
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	3	—	11	—	—	14
Share-based compensation expense	—	—	9,180	—	—	9,180
Change in unrealized investment gains/losses, net of tax of $2,390	—	—	—	3,440	—	3,440
Net loss	—	—	—	—	(48,906)	(48,906)
Balances, December 31, 2014	$584	$—	$562,911	$(3,607)	$(132,930)	$426,958
Common stock: class A shares issued under stock plans, net of shares withheld from employee taxes	1	—	(1)	—	—	—
Share-based compensation expense	—	—	2,005	—	—	2,005
Change in unrealized investment gains/losses, net of tax of $1,431	—	—	—	2,059	—	2,059
Net loss	—	—	—	—	(7,820)	(7,820)
Balances, March 31, 2015	$585	$—	$564,915	$(1,548)	$(140,750)	$423,202

*	During 2014, we issued 1,115 common shares with a par value of $0.01 related to the exercise of warrants, which is not identifiable in this schedule due to rounding.
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2015	2014
Cash flows from operating activities	(In Thousands)
Net loss	$(7,820)	$(15,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized investment gains	(613)	—
Gain from change in fair value of warrant liability	(1,248)	(817)
Gain from settlement of warrants	—	(37)
Depreciation and other amortization	1,099	1,952
Share-based compensation expense	2,005	2,333
Noncash intraperiod tax allocation	(241)	—
Changes in operating assets and liabilities:
Accrued investment income	(25)	210
Premiums receivable	(615)	(110)
Prepaid expenses	(37)	(183)
Deferred policy acquisition costs, net	(2,298)	(887)
Other assets	453	7
Unearned premiums	5,985	3,274
Reserve for insurance claims and claims expenses	104	—
Accounts payable and accrued expenses	(4,291)	(2,678)
Net cash used in operating activities	(7,542)	(11,991)
Cash flows from investing activities
Purchase of fixed-maturity investments, available-for-sale	(61,676)	(110)
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	33,935	718
Purchase of software and equipment	(1,317)	(1,664)
Net cash used in investing activities	(29,058)	(1,056)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(334)	(90)
Issuance of common stock	333	—
Net cash used in financing activities	(1)	(90)

Net decrease in cash and cash equivalents	(36,601)	(13,137)
Cash and cash equivalents, beginning of period	103,021	55,929
Cash and cash equivalents, end of period	$66,420	$42,792
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation
NMI Holdings, Inc. (NMIH) is a Delaware corporation, incorporated in May 2011, to provide private mortgage guaranty insurance (which we refer to as mortgage insurance or MI) through its wholly owned insurance subsidiaries, National Mortgage Insurance Corporation (NMIC) and National Mortgage Reinsurance Inc One (Re One). In April 2013, NMIC, our primary insurance subsidiary, wrote our first mortgage insurance policy. As of March 31, 2015, we had $4.8 billion of primary insurance in force (IIF) and $4.6 billion of pool IIF, with $1.1 billion of primary risk-in-force (RIF) and $93.1 million of pool RIF.
Freddie Mac and Fannie Mae each approved NMIC as an eligible mortgage insurer, on January 15, 2013 and January 16, 2013, respectively, which approvals are conditioned upon NMIC maintaining certain conditions (GSE Approval).
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, which include the results of NMIH and its wholly owned subsidiaries, have been prepared in accordance with the instructions to Form 10-Q as prescribed by the SEC for interim reporting and include other information and disclosures required by accounting principles generally accepted in the U.S. (GAAP). Our accounts are maintained in U.S. dollars. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K. All intercompany transactions have been eliminated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as of the balance sheet date. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates. The results of operations for the interim period may not be indicative of the results that may be expected for the full year ending December 31, 2015.
Earnings per Share
Basic net loss per share is based on the weighted-average number of common shares outstanding, while diluted net loss per share is based on the weighted-average number of common shares outstanding and common stock equivalents that would be issuable upon the exercise of stock options, other stock-based compensation arrangements, and the dilutive effect of outstanding warrants. As a result of our net losses for the three months ended March 31, 2015 and 2014, 7,137,901 shares and 6,159,735 shares, respectively, of our common stock equivalents issued under stock-based compensation arrangements and warrants, respectively, were not included in the calculation of diluted net loss per share as of such dates because they were anti-dilutive.
Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs (DAC). For each book year of business, these costs are amortized to expense in proportion to estimated gross profits over the estimated life of the policies. Total amortization of DAC for the three months ended March 31, 2015 and 2014 were $356 thousand and $19 thousand, respectively.
Premium Deficiency Reserves
We consider whether a premium deficiency exists at each fiscal quarter using best estimate assumptions as of the testing date. Per Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 944, a premium deficiency reserve shall be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. We have determined that no premium deficiency reserves were necessary for the three months ended March 31, 2015 or 2014.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to provide a consistent approach in recognizing revenue. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The provisions of this update are effective for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of this ASU will have on the consolidated financial statements.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Investments
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
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of March 31, 2015	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$86,605	$115	$(127)	$86,593
Municipal debt securities	12,008	21	(34)	11,995
Corporate debt securities	198,125	2,311	(308)	200,128
Asset-backed securities	68,936	397	(102)	69,231
Total investments	$365,674	$2,844	$(571)	$367,947

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2014	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$68,911	$7	$(573)	$68,345
Municipal debt securities	12,009	27	(73)	11,963
Corporate debt securities	200,358	883	(1,456)	199,785
Asset-backed securities	56,440	222	(254)	56,408
Total investments	$337,718	$1,139	$(2,356)	$336,501
Scheduled Maturities
The amortized cost and fair values of available for sale securities at March 31, 2015 and December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

As of March 31, 2015	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$19,617	$19,662
Due after one through five years	180,613	181,103
Due after five through ten years	79,706	81,044
Due after ten years	16,802	16,907
Asset-backed securities	68,936	69,231
Total investments	$365,674	$367,947

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of December 31, 2014	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$6,110	$6,125
Due after one through five years	195,492	194,472
Due after five through ten years	54,360	53,891
Due after ten years	25,316	25,605
Asset-backed securities	56,440	56,408
Total investments	$337,718	$336,501
Net Realized Investment Gains (Losses) on Investments
Gross realized gains and losses were $0.8 million and $0.2 million, respectively, for the three months ended March 31, 2015. There were no realized investment gains or losses for the three months ended March 31, 2014.
Aging of Unrealized Losses
At March 31, 2015, the investment portfolio had gross unrealized losses of $0.6 million, $0.5 million of which has been in an unrealized loss position for a period of 12 months or greater. We did not consider these securities to be other-than-temporarily impaired as of March 31, 2015. We based our conclusion that these investments were not other-than-temporarily impaired at March 31, 2015 on the following facts: (i) the unrealized losses were primarily caused by interest rate movements since the purchase date; (ii) we do not intend to sell these investments; and (iii) we do not believe that it is more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may not occur until maturity. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of March 31, 2015		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	2	$7,307	$(17)	6	$22,448	$(110)	8	$29,755	$(127)
Municipal debt securities	1	3,240	(10)	1	1,726	(24)	2	4,966	(34)
Corporate debt securities	5	10,774	(38)	7	21,276	(270)	12	32,050	(308)
Assets-backed securities	5	13,452	(34)	4	10,782	(68)	9	24,234	(102)
Total investments	13	$34,773	$(99)	18	$56,232	$(472)	31	$91,005	$(571)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2014		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	4	$7,228	$(33)	10	$49,884	$(540)	14	$57,112	$(573)
Municipal debt securities	1	3,232	(18)	1	1,695	(55)	2	4,927	(73)
Corporate debt securities	26	60,334	(559)	22	65,806	(897)	48	126,140	(1,456)
Assets-backed securities	3	10,614	(57)	4	20,047	(197)	7	30,661	(254)
Total investments	34	$81,408	$(667)	37	$137,432	$(1,689)	71	$218,840	$(2,356)
Net Investment Income
For the three months ended March 31, 2015, net investment income was comprised of $1.7 million of investment income from fixed maturities and $0.1 million of investment expenses, compared to $1.6 million of investment income from fixed maturities and $0.1 million of investment expenses for the three months ended March 31, 2014.
As of March 31, 2015 and December 31, 2014, there were approximately $7.0 million of cash and investments in the form

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
3. Fair Value of Financial Instruments
The following is a list of those assets and liabilities that are measured at fair value by hierarchy level:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2015	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$57,238	$29,355	$—	$86,593
Municipal debt securities	—	11,995	—	11,995
Corporate debt securities	—	200,128	—	200,128
Asset-backed securities	—	69,231	—	69,231
Cash and cash equivalents	66,420	—	—	66,420
Total assets	$123,658	$310,709	$—	$434,367
Warrant liability	$—	$—	$2,124	$2,124
Total liabilities	$—	$—	$2,124	$2,124

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2014	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$39,176	$29,169	$—	$68,345
Municipal debt securities	—	11,963	—	11,963
Corporate debt securities	—	199,785	—	199,785
Asset-backed securities	—	56,408	—	56,408
Cash and cash equivalents	103,021	—	—	103,021
Total assets	$142,197	$297,325	$—	$439,522
Warrant liability	$—	$—	$3,372	$3,372
Total liabilities	$—	$—	$3,372	$3,372
The following is a roll-forward of Level 3 liabilities measured at fair value:

	For the three months ended March 31,
Warrant Liability	2015	2014
	(In Thousands)
Balance, January 1	$3,372	$6,371
Change in fair value of warrant liability included in earnings	(1,248)	(817)
Issuance of common stock on warrant exercise	—	(13)
Gain on settlement of warrants	—	(37)
Balance, March 31	$2,124	$5,504
We revalue the warrant liability quarterly using a Black-Scholes option-pricing model, in combination with a binomial model, and we value the pricing protection features within the warrants using a Monte-Carlo simulation model. As of March 31, 2015, the assumptions used in the option pricing model were as follows: a common stock price as of March 31, 2015 of $7.49, risk free interest rate of 1.65%, expected life of 6.67 years, expected volatility of 34.4% and a dividend yield of 0%. The change in fair value is primarily attributable to a decline in the price of our common stock from December 31, 2014 to March 31, 2015.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Reserves for Insurance Claims and Claims Expenses
We establish claim reserves to recognize the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. Our method, consistent with industry practice, is to establish claim reserves only for loans in default. Our claim reserves also include amounts for estimated claims incurred on loans that have been in default for at least 60 days that have not yet been reported to us by the servicers, often referred to as IBNR. We did not establish reserves for insurance claims within our primary insurance book until the second quarter of 2014. In 2013, we entered into a pool insurance agreement with Fannie Mae. We only establish claim or IBNR reserves for pool risk if we expect claims to exceed the deductible under the pool agreement, which represents the amount of claims absorbed by Fannie Mae before we are obligated to pay any claims. At March 31, 2015, thirty-five loans in the pool were past due by sixty days or more. These thirty-five loans represent approximately $1.9 million in RIF. Due to the deductible of $10.3 million, the level of notices of default (NODs) reported through March 31, 2015 and the expected severity (all loans in the pool have LTVs under 80%), we have not established any pool reserves for claims or IBNR for the three months ended March 31, 2015 and 2014. We have not paid any claims to date.
The following table provides a reconciliation of the beginning and ending reserve balances for insurance claims and claims expenses:

	For the three months ended March 31,
	2015	2014
	(In Thousands)
Reserve at beginning of period	$83	$—

Claims incurred:
Claims and claim expenses incurred:
Current year	80	—
Prior years	24	—
Total claims incurred	104	—

Claims paid:
Claims and claim expenses paid:
Current year	—	—
Prior years	—	—
Total claims paid	—	—

Reserve at end of period	$187	$—
There was a $24 thousand unfavorable prior year development during the three months ended March 31, 2015. Reserves remaining as of March 31, 2015 for prior years are $107 thousand as a result of re-estimation of unpaid claims and claim adjustment expenses. The increase in the period is generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims.
5. Warrants
In April 2012, we issued 992,000 warrants with an aggregate fair value of $5.1 million upon the completion of a private placement of our securities and in conjunction with the acquisition of our insurance subsidiaries. Each warrant gives the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00.
Upon exercise of these warrants, the amounts are reclassified from warrant liability to additional paid-in capital. During the first quarter of 2014, 7,790 warrants were exercised and we issued 1,115 Class A common shares via a cashless exercise. Upon exercise we recognized a gain of approximately $37 thousand. No warrants were exercised during the first quarter of 2015.
We account for these warrants to purchase our common shares in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Share Based Compensation
The following table provides a summary of option activity:

For the three months ended March 31, 2015	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
	(Shares in Thousands)
Options outstanding at December 31, 2014	3,630	$4.16	$10.66
Options granted	755	3.06	8.50
Options forfeited	(12)	4.34	11.07
Options outstanding at March 31, 2015	4,373	$3.97	$10.29

For the three months ended March 31, 2014	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
	(Shares in Thousands)
Options outstanding at December 31, 2013	3,063	$3.98	$10.31
Options granted	693	4.97	12.32
Options exercised	(2)	3.84	10.00
Options forfeited	(28)	4.15	10.71
Options outstanding at March 31, 2014	3,726	$4.17	$10.68
At March 31, 2015, there were no options exercised and 2.1 million options were fully vested and exercisable. The weighted average exercise price for the fully vested and exercisable options was $10.53. The remaining weighted average contractual life of options fully vested and exercisable as of March 31, 2015 was 7.5 years. The aggregate intrinsic value for fully vested and exercisable options was $0 as of March 31, 2015. The fair value of option grants to employees is determined based on a Black-Scholes simulation model at the date of grant.
The following table provides a summary of restricted stock unit (RSU) activity:

For the three months ended March 31, 2015	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2014	1,209	$8.90
Restricted stock units granted	677	7.57
Restricted stock units vested and exercised	(91)	12.21
Restricted stock units forfeited	(15)	10.82
Non-vested restricted stock units at March 31, 2015	1,780	$8.21

For the three months ended March 31, 2014	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2013	1,242	$7.75
Restricted stock units granted	239	12.32
Restricted stock units vested and exercised	(19)	11.31
Restricted stock units forfeited	(14)	6.98
Non-vested restricted stock units at March 31, 2014	1,448	$8.46
At March 31, 2015, the 1.8 million shares of non-vested RSUs consisted of 0.5 million shares that are subject to both a market and service condition and 1.3 million shares that are subject only to service conditions. The non-vested RSUs subject to both a market and service condition vest in one-half increments upon the achievement of certain market price goals and continued service.

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
7. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 35%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our effective income tax rate on our pre-tax loss was 3.0% for the three months ended March 31, 2015, compared to 0.0% for the comparable 2014 period.
The income tax benefit of $0.2 million for the three months ended March 31, 2015 is related to the tax effects of unrealized gains credited to other comprehensive income (OCI). Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided in ASC 740-20-45-7 when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including OCI, in the current year. The intraperiod tax allocation rules related to items charged or credited directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur. As a result of net unrealized gains credited directly to OCI during the three months ended March 31, 2015, approximately $1.4 million of tax provision expense has been netted with current year unrealized gains in OCI, and $0.2 million of tax provision benefit was allocated to the income tax provision for continuing operations. Other benefits from income taxes were eliminated or reduced by the recognition of a full valuation allowance which was recorded to reflect the amount of the deferred taxes that may not be realized.
8. Statutory Information
Our insurance subsidiaries, NMIC and Re One, are domiciled in the state of Wisconsin and file financial statements in conformity with statutory basis accounting principles (SAP) prescribed or permitted by the Wisconsin Office of the Commissioner of Insurance (Wisconsin OCI). NMIC and Re One's principal regulator is the Wisconsin OCI. Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). The Wisconsin OCI recognizes only SAP prescribed or permitted by the state of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company and for determining its solvency under Wisconsin insurance laws.
Certain states limit the amount of risk a mortgage insurer may retain on a single loan to 25% of the indebtedness to the insured and, as a result, the portion of such insurance in excess of 25% must be reinsured. NMIC cedes premiums, loss reserves and claims to Re One on an excess share basis for any primary or pool policy which offers coverage greater than 25% on any loan insured thereunder solely for purposes of compliance with these state statutory coverage limits. Currently, NMIC has no other reinsurance agreements.
NMIC and Re One's combined statutory net loss, statutory surplus and contingency reserve were as follows:

As of and for the three months ended March 31, 2015 and as of and for the year ended December 31, 2014	March 31, 2015	December 31, 2014
	(In Thousands)
Statutory net loss	$(12,131)	$(47,961)
Statutory surplus	224,604	236,738
Contingency reserve	12,869	9,401
NMIC is licensed in all 50 states and D.C. Under applicable Wisconsin law and 15 other states, a mortgage insurer must maintain a minimum amount of statutory capital relative to its risk-in-force (risk-to-capital ratio or RTC ratio) to continue to write new business. While formulas for minimum capital may vary among jurisdictions, the most common measure applied allows for a maximum permitted RTC ratio of 25 to 1. Our operation plan filed with the Wisconsin OCI and other state insurance departments in connection with NMIC's applications for licensure includes the expectation that NMIH will downstream additional capital if needed so that NMIC does not exceed RTC ratios agreed to with those states. In addition, under the terms of our conditional approvals from the GSEs, we are required to operate at a risk-to-capital ratio not to exceed 15 to 1 for our first three years of operations.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2015, NMIC had $1.1 billion in total RIF with a RTC ratio of 5:1, significantly below the GSE and state imposed financial requirements. As of March 31, 2014, NMIC had $175.2 million of RIF, resulting in a RTC ratio of 0.9:1. The risk-to-capital calculation for each of our insurance subsidiaries, as well as our combined risk-to-capital calculation, is presented below.

As of March 31, 2015	NMIC	Re One	Combined
	(In Thousands)
Primary risk-in-force (1)
Direct	$1,145,252	$—	$1,145,252
Assumed	—	98,680	98,680
Ceded	(98,680)	—	(98,680)
Total primary risk-in-force	1,046,572	98,680	1,145,252
Pool risk-in-force (2)
Direct	93,090	—	93,090
Assumed	—	24,705	24,705
Ceded	(24,705)	—	(24,705)
Total pool risk-in-force	68,385	24,705	93,090
Total risk-in-force	1,114,957	123,385	1,238,342

Statutory policyholders' surplus	211,130	13,474	224,604
Statutory contingency reserve	11,216	1,653	12,869
Total statutory policyholders' position	$222,346	$15,127	$237,473

Risk-to-Capital (3)	5:1	8.2:1	5.2:1

(1)	Primary RIF excludes risk on policies that are currently in default and for which loss reserves have been established.

(2)	Pool RIF as shown in the table above is equal to the aggregate stop loss less a deductible.

(3)	Represents total RIF divided by statutory policyholders' position which is the metric by which the majority of state insurance regulators will assess our capital adequacy.
NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware, such as NMIH. Delaware corporation law provides that dividends are only payable out of a corporation's capital surplus or (subject to certain limitations) recent net profits. As of December 31, 2014, NMIH's shareholders' equity was approximately $427 million. NMIH's total assets, excluding its investment in NMIC and Re One, were approximately $179 million at December 31, 2014, and were unencumbered by any debt or other subsidiary commitments or obligations. The insurance subsidiaries are both mono-line mortgage insurance companies and the assets of each are dedicated only to the support of direct risk and obligations of each mortgage insurance entity. NMIC only writes direct mortgage insurance business and assumes no business from any other entity. Re One only assumes business from NMIC to allow NMIC to comply with state statutory risk requirements. Neither NMIC nor Re One have subsidiaries, and therefore do not have subsidiary risks and obligations that compete for its resources.
The GSEs and state insurance regulators may restrict our insurance subsidiaries' ability to pay dividends to NMIH. In addition to the restrictions imposed during the GSE Approval and state licensing processes, the ability of our insurance subsidiaries to pay dividends to NMIH is limited by insurance laws of the State of Wisconsin and certain other states. Wisconsin law provides that an insurance company may pay out dividends without the prior approval of the Wisconsin OCI (ordinary dividends) in an amount, when added to other shareholder distributions made in the prior 12 months, not to exceed the lesser of (a) 10% of the insurer's policyholders' surplus as of the prior December 31 or (b) its net income (excluding realized capital gains) for the 12 month period ending December 31 of the immediately preceding calendar year. In determining net income, an insurer may carry forward net income from the previous calendar years that has not already been paid out as a dividend. Dividends that exceed this amount are "extraordinary dividends," which require prior approval of the Wisconsin OCI. As of December 31, 2014, the amount of restricted net assets held by our consolidated insurance subsidiaries totaled approximately $252 million of NMIH's consolidated net assets of $427 million. The amount of restricted assets used to determine any dividend to NMIH, once all restrictions expire, would be computed under SAP which may differ from the amount of restricted assets computed under GAAP. Since inception, NMIC has not paid any dividends to NMIH. As NMIC had a statutory net loss for the year ended December 31, 2014, NMIC cannot pay any

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

dividends to NMIH through December 31, 2015, without the prior approval of the Wisconsin OCI. Additionally, NMIC will not be permitted to pay dividends to NMIH until after December 31, 2015 as a condition of GSE Approval or until January 2016 under agreements with various state insurance regulators.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following analysis should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2014, for a more complete understanding of our financial position and results of operations. In addition, investors should review the "Cautionary Note Regarding Forward-Looking Statements" above and the "Risk Factors" detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, as subsequently updated in reports we file with the SEC for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.
Overview
We provide MI through our subsidiaries. Our primary insurance subsidiary, NMIC, is a qualified MI provider on loans purchased by the GSEs and is licensed in all 50 states and D.C. to issue mortgage insurance. Our reinsurance subsidiary, Re One, solely provides reinsurance to NMIC on certain loans insured by NMIC, as described in Note 8, Statutory Information, above. Our stock trades on the NASDAQ under the symbol "NMIH."
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
We are a fully operational MI company, with $4.8 billion of primary IIF and $4.6 billion of pool IIF as of March 31, 2015, compared to $3.4 billion of primary IIF and $4.7 billion of pool IIF as of December 31, 2014. As of March 31, 2015, the Company had primary RIF of $1.1 billion compared to primary RIF of $801.6 million as of December 31, 2014. Pool RIF was $93.1 million as of March 31, 2015 and December 31, 2014.
We discuss below our results of operations for the periods presented, as well as the conditions and trends that have impacted or are expected to impact our business, including customer development, new business writings, the composition of our insurance portfolio and other factors that we expect to impact our results.
Our headquarters are located in Emeryville, California and our website is www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
Conditions and Trends Impacting Our Business
Customer Development
Our sales and marketing strategy is focused on attracting as customers mortgage originators in the U.S. and increasing market share from existing customers. Our customers fall into two distinct categories, which we refer to as "National Accounts" and "Regional Accounts." Since we started MI operations in April 2013, we have significantly increased our customer base, and we expect to continue to acquire new National and Regional Account customers. We had 777 master policy holders as of March 31, 2015, compared to 436 as of March 31, 2014. Of those master policy holders, 291 or 37.5% were generating NIW in the first quarter of 2015, compared to 35 or 8.0%, generating NIW in the first quarter of 2014.
Our ability to make progress attaining and retaining customers is primarily dependent on maintaining approved status and relationships with National Accounts who purchase loans from Regional Accounts. Retaining these approvals as an authorized MI provider enables Regional Accounts to sell loans with insurance from us to those National Accounts through their correspondent channels.  Consequently, these relationships are critical to continuing to grow our business with Regional Accounts.
New Insurance Written, Insurance in Force and Risk in Force
Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a non-flow (aggregated) basis, in which each loan in a portfolio of loans is individually insured in a single transaction. MI may also be written in a pool policy, where a group of loans (or pool) are insured under a single contract. Pool insurance may have a stated aggregate loss limit for a pool of loans and may also have a deductible under which no losses are paid by the insurer until losses on the pool of loans exceed the deductible. In our industry, a "book" is a group of loans that an MI company insures in a particular period, normally a calendar year.
We utilize certain risk principles that form the basis of how we underwrite and originate primary new insurance written (NIW). We manage our portfolio credit risk by using several loan eligibility matrices which prescribe the maximum loan-to-value (LTV) ratio, minimum borrower credit score, maximum loan size, property type and occupancy status of loans that we will insure. Our loan eligibility matrices, as well as all of our detailed underwriting guidelines, are contained in our Underwriting Guideline Manual that is publicly available on our website. Our eligibility criteria and underwriting guidelines are designed to mitigate the layered risk inherent in a single insurance policy. "Layered risk" refers to the accumulation of borrower, loan and property risk. For example, we have higher credit score and lower maximum allowed LTV requirements for riskier property types, such as investor properties, compared to owner-occupied properties.
We monitor the concentrations of the various risk attributes in our insurance portfolio. Our primary IIF and RIF, as of March 31, 2015, were made up of approximately 63% and 62%, respectively, of loans to borrowers who had credit scores at or above 740. Generally, insuring loans made to borrowers with higher credit scores tends to result in a lower frequency of claims. Additionally, as of March 31, 2015, we believe our insurance portfolio is comprised of loans that are full documentation loans, and approximately 1% of our RIF is on loans above 95% LTV.
The table below shows primary NIW, IIF, RIF, policies in force, the weighted average coverage and loans in default, by quarter, for the last five quarters.

Primary portfolio trends	As of and for the Quarter Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Dollars in Thousands)
New insurance written	$1,696,142	$1,692,187	$974,910	$429,944	$354,313
Insurance in force (1)	$4,835,248	$3,369,664	$1,812,956	$939,753	$514,796
Risk in force (1)	$1,145,602	$801,561	$435,722	$220,949	$115,467
Policies in force (1)	21,225	14,603	7,628	3,865	2,072
Weighted average coverage (2)	23.7%	23.8%	24.0%	23.5%	22.4%
Loans in default (count)	6	4	—	1	—
Risk in force on defaulted loans	$350	$208	$—	$100	$—

(1)	Reported as of the end of the period.

(2)	End of period RIF divided by IIF.

The table below shows primary and pool IIF, NIW and premiums written and earned.

Primary and pool IIF and NIW	As of and for the quarter ended
	March 31, 2015		December 31, 2014
	IIF	NIW	IIF	NIW
	(In Thousands)
Monthly	$2,258,776	$918,697	$1,400,893	$735,559
Single	680,880	235,517	454,691	200,108
Aggregated single	1,895,592	541,928	1,514,080	756,520
Total primary	$4,835,248	$1,696,142	$3,369,664	$1,692,187

Pool	4,621,346	—	4,721,674	—
Total	$9,456,594	$1,696,142	$8,091,338	$1,692,187

Primary and pool premiums written and earned	For the quarter ended
	March 31, 2015	December 31, 2014
	(In Thousands)
Net premiums written	$12,921	$14,139
Net premiums earned	6,936	5,510
Monthly and flow single NIW increased 25% and 18%, respectively, over the fourth quarter of 2014. Aggregated single NIW declined 28% from the fourth quarter of 2014 and represented 32% of total NIW in the first quarter of 2015, down from 45% of total NIW in the fourth quarter of 2014. We intend to continue to focus our sales efforts on expanding market share in our primary flow business and expect aggregated single NIW as a percentage of total NIW to continue to decline.
Premiums written decreased to $12.9 million for the quarter ended March 31, 2015 from $14.1 million for the quarter ended December 31, 2014 as a result of the decrease in aggregated single NIW. Premiums earned increased to $6.9 million for the quarter ended March 31, 2015 from $5.5 million for the quarter ended December 31, 2014 as a result of higher monthly NIW, the continued growth of our IIF and higher cancellations of single premium policies in the first quarter of 2015. We earned $1.4 million from cancellations of single premium policies for the quarter ended March 31, 2015, compared to $1.1 million for the quarter ended December 31, 2014. The increase in cancellations reflects an active refinance market driven by continued low interest rates.
The tables below show the weighted average FICO and the weighted average LTV, by policy type, for the quarter in which the policy was originated.

Weighted Average FICO
	March 31, 2015	December 31, 2014	March 31, 2014
Monthly	740	740	749
Single	767	753	759

Weighted Average LTV
	March 31, 2015	December 31, 2014	March 31, 2014
Monthly	91%	91%	92%
Single	89	90	89

The table below reflects our total primary and pool IIF and RIF by FICO.

	As of March 31, 2015
Total Portfolio	IIF		RIF
	(Dollars in Thousands)
>= 740	$6,802,681	71.9%	$787,381	63.6%
680 - 739	2,333,269	24.7	403,299	32.6
620 - 679	320,644	3.4	48,012	3.8
<= 619	—	—	—	—
Total	$9,456,594	100.0%	$1,238,692	100.0%
The table below reflects our primary NIW, IIF and RIF by FICO by book year.

	Year to date March 31, 2015		As of March 31, 2015
Primary - 2015 Book	NIW		IIF		RIF
	(Dollars in Thousands)
>= 740	$1,099,281	64.8%	$1,091,628	64.7%	$251,081	63.8%
680 - 739	520,069	30.7	518,500	30.7	124,849	31.7
620 - 679	76,792	4.5	76,549	4.6	17,805	4.5
<= 619	—	—	—	—	—	—
Total	$1,696,142	100.0%	$1,686,677	100.0%	$393,735	100.0%

	Year ended December 31, 2014		As of March 31, 2015
Primary - 2014 Book	NIW		IIF		RIF
	(Dollars in Thousands)
>= 740	$2,178,995	63.1%	$1,896,783	62.1%	$446,935	61.2%
680 - 739	1,156,785	33.5	1,049,082	34.3	256,309	35.1
620 - 679	115,574	3.4	110,474	3.6	27,239	3.7
<= 619	—	—	—	—	—	—
Total	$3,451,354	100.0%	$3,056,339	100.0%	$730,483	100.0%

	Year ended December 31, 2013		As of March 31, 2015
Primary - 2013 Book	NIW		IIF		RIF
	(Dollars in Thousands)
>= 740	$113,907	70.2%	$61,109	66.3%	$13,931	65.1%
680 - 739	47,102	29.0	30,127	32.7	7,183	33.6
620 - 679	1,163	0.8	996	1.0	270	1.3
<= 619	—	—	—	—	—	—
Total	$162,172	100.0%	$92,232	100.0%	$21,384	100.0%

The table below reflects our pool NIW, IIF and RIF by FICO.

	Year ended December 31, 2013		As of March 31, 2015
Pool - 2013 Book	NIW		IIF		RIF
	(Dollars in Thousands)
>= 740	$4,186,844	81.0%	$3,753,161	81.2%	$75,434	81.0%
680 - 739	832,755	16.1	735,560	15.9	14,958	16.1
620 - 679	152,065	2.9	132,625	2.9	2,698	2.9
<= 619	—	—	—	—	—	—
Total	$5,171,664	100.0%	$4,621,346	100.0%	$93,090	100.0%
The tables below reflect our average primary loan size by FICO and the percentage of our RIF by loan type.

	March 31, 2015	December 31, 2014
Average primary loan size by FICO	(In Thousands)
>= 740	$234	$236
680 - 739	221	225
620 - 679	200	205
<= 619	—	—

Percentage of RIF by loan type	Primary	Pool
As of March 31, 2015
Fixed	96.4%	100.0%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	3.6	—
Total	100.0%	100.0%
The following table reflects our RIF by LTV ratio. We calculate the LTV ratio of a loan as a percentage of the original loan amount to the original value of the property securing the loan. In general, the lower the LTV ratio the lower the likelihood of a default, and for loans that default, a lower LTV ratio generally results in a lower severity for any claim as the borrower has more equity in the property.

Total RIF by LTV	Primary			Pool
	RIF	% of Total LTV	Policy Count	RIF	% of Total LTV	Policy Count
As of March 31, 2015	(Dollars in Thousands)
95.01% and above	$11,459	1.0%	226	$—	—%	—
90.01% to 95.00%	608,361	53.1	9,681	—	—	—
85.01% to 90.00%	418,850	36.6	7,175	—	—	—
80.01% to 85.00%	106,918	9.3	4,142	—	—	—
80.00% and below	14	—	1	93,090	100.0	20,257
Total RIF	$1,145,602	100.0%	21,225	$93,090	100.0%	20,257

Geographic Dispersion
The following tables show the distribution by state of our IIF and RIF, for both primary and pool insurance. As of March 31, 2015, our IIF and RIF continues to be relatively more concentrated in California, primarily as a result of the location and timing of the acquisition of new customers. With the broadening of our customer base, the concentration of primary IIF and RIF in California as of the end of 2014 has declined from over 16% for both, to 15.1% and 14.7%, respectively, as of March 31, 2015. The distribution of risk across the states as of March 31, 2015 is not necessarily representative of the geographic distribution we expect in the future. We expect to add a significant number of new customers as we grow and receive greater allocations of business from our existing customers, consequently providing increased flexibility to manage our state concentration levels.

Top 10 primary IIF and RIF by state		IIF	RIF
As of March 31, 2015
1.	California	15.1%	14.7%
2.	Texas	6.5	6.9
3.	Florida	4.9	5.0
4.	Michigan	4.7	4.7
5.	Colorado	3.9	3.8
6.	Arizona	3.7	3.9
7.	Pennsylvania	3.7	3.7
8.	Virginia	3.7	3.5
9.	Ohio	3.6	3.8
10.	North Carolina	3.5	3.6
	Total	53.3%	53.6%

Top 10 pool IIF and RIF by state		IIF	RIF
As of March 31, 2015
1.	California	28.6%	28.0%
2.	Texas	5.3	5.4
3.	Colorado	3.9	3.9
4.	Washington	3.8	3.8
5.	Massachusetts	3.7	3.7
6.	Illinois	3.7	3.7
7.	Virginia	3.7	3.7
8.	New York	2.8	2.9
9.	New Jersey	2.8	2.8
10.	Florida	2.7	2.8
	Total	61.0%	60.7%
Premiums Written and Earned
We set premiums at the time a policy is issued based on our expectations regarding likely performance over the term of coverage. We expect the average premium rate we charge on our monthly primary flow MI policies to be comparable with the rates charged by the industry in general. Premiums written and earned in a year are generally influenced by NIW, cancellations, and premium rates.

Mortgage Insurance Earnings and Cash Flow Cycle
In general, the majority of any underwriting profit (i.e., the earned premium revenue minus claims and expenses, excluding investment income) that a book generates occurs in the early years of the book, with the largest portion of the underwriting profit for that book realized in the first year. The earnings we record and the cash flow we receive varies based on the type of MI product and premium plan our customers select. We offer monthly, annual and single premium payment plans. The level of competition within the private MI industry has been intense and is not expected to diminish. Lenders are requesting discounts from mortgage insurers with greater frequency, particularly with respect to lender paid mortgage insurance single premium policies. If the percentage of our new business represented by single premium policies continues to remain at elevated levels or if we reduce prices in response to future price competition, our premium yields could decrease.
Reserve for Insurance Claims
We did not establish any reserves for insurance claims within our primary insurance book until the second quarter of 2014. As of March 31, 2015, we have established loss reserves of $187 thousand for our six primary loans in default. We have not established any pool reserves for claims or IBNR to date. We have not paid any claims to date. For additional discussion of our reserves, see, Item 1, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 4, Reserves for Insurance Claims and Claims Expenses."
Claims incurred is the current expense that is booked within a particular period to reflect actual and estimated claim payments that we believe will ultimately be made as a result of insured loans that are in default. We do not recognize an estimate of claim expense for loans that are not in default. Claims incurred is generally affected by a variety of factors, including: the state of the economy, declines in housing values, and the size of loans insured and the percentage of coverage on insured loans, with higher average loan amounts and percentages of insurance coverage tending to result in higher incurred claim amounts.
We expect that claims incurred for the early years of our operations will be relatively low for the following reasons:

•
as stated above, the typical distribution of claims over the life of a book results in fewer defaults during the first two to three years after loans are originated, usually peaking in years three through six and declining thereafter;

•
we expect that the frequency of claims on our initial primary books of business should be between 3% and 4% of mortgages insured over the life of the book. For claims that we may receive, we expect the severity of the claim to be between 85% and 95% of the coverage amount. Based on these expectations, we estimate that the loss ratio over the life of each book will be between 20% and 25% of earned premiums. Because we expect the claims on insured mortgages to develop over time, we believe that the reported loss ratio in the early years of operation will be less than 10% of earned premiums; and

•	under the pool insurance agreement between NMIC and Fannie Mae, NMIC is responsible for claims only to the extent they exceed a deductible.
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
GSE Oversight
GSE Approval Conditions
The GSEs are the principal purchasers of mortgages insured by MI companies. In January 2013, the GSEs approved NMIC as a qualified mortgage insurer, and in their approvals imposed certain capitalization, operational and reporting conditions on NMIC (collectively, the GSE Approval), most of which remain in effect until they are superseded on December 31, 2015 by the effectiveness of the GSEs’ final, updated PMIERs (discussed below). Until the new PMIERs are effective, NMIC is subject to ongoing compliance with the conditions in the GSE Approval as well as the GSEs' existing respective eligibility requirements.
The conditions in the GSE Approval require, among other things, that NMIC:

•	maintain minimum capital of $150 million;

•	operate at a risk-to-capital ratio not to exceed 15:1;

•	not declare or pay dividends to affiliates or to NMIH;

•	not enter into capital support agreements or guarantees for the benefit of, or purchase or otherwise invest in the debt of, affiliates without the prior written approval of the GSEs; and

•	not enter into reinsurance or other risk share arrangements without the GSEs' prior written approval.
The GSE Approval also includes other conditions, limitations and reporting requirements, including, among others, limits on costs allocated to NMIC under affiliate expense sharing arrangements; conditions related to risk concentration and rates of return; requirements to obtain a financial strength rating; restrictions on provision of ancillary services (i.e., non-insurance) to customers and transfers of underwriting to affiliates; notification requirements regarding change of ownership and new five percent shareholders; requirement to, at the direction of one or both of the GSEs, re-domicile from Wisconsin to another state; and provisions regarding underwriting policies and claims processing.
GSE PMIERs
On April 17, 2015, the Federal Housing Finance Agency (FHFA) published final updated PMIERs that will be effective on December 31, 2015 (Effective Date) for existing, GSE-approved private mortgage insurers, i.e. Approved Insurers. (Italicized terms have the same meaning that such terms have in the PMIERs, as described below.) The PMIERs establish operational, business, remedial and financial requirements applicable to Approved Insurers. Under the PMIER financial requirements, Approved Insurers must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an Approved Insurer’s net risk-in-force, calculated by applying certain risk-based factors derived from tables set out in the PMIERs to the net risk-in-force, subject to a floor of 5.6% of total, performing, primary risk-in-force.
By March 1, 2016, each Approved Insurer must certify to the GSEs that it fully complies with the PMIERs as of the Effective Date. If an Approved Insurer meets all of the PMIERs except the financial requirements, by March 31, 2016, that Approved Insurer must submit a transition plan to each GSE detailing how it will comply with the financial requirements not later than June 30, 2017 (Compliance Date). We expect that prior to the Effective Date, NMIC will have undertaken measures to fully comply with the PMIERs financial requirements as of the Effective Date or, by March 31, 2016, NMIC will submit a transition plan to the GSEs detailing how NMIC will fully comply with the PMIERs on the Compliance Date. If a transition plan is required, it will likely include raising additional capital prior to the Compliance Date, which is consistent with the Company's previous disclosures regarding the need for future capital raises to fund growth in the business. Any such future capital raise would be conducted by means of a separate prospectus or other appropriate offering document and not by means of this report.
Capital Position of Our Insurance Subsidiaries
In addition to the requirement that NMIC adhere to certain minimum capital requirements, NMIC is also subject to state regulatory minimum capital requirements based on its insured RIF, as described in "Note 8, Statutory Information." While formulations of this minimum capital may vary in each jurisdiction, the most common measure allows for a maximum permitted risk-to-capital ratio of 25 to 1.
As of March 31, 2015, NMIC's primary RIF was approximately $1.1 billion, representing insurance on a total of 21,225 policies in force, and pool risk-in-force was approximately $93.1 million, representing insurance on a total of approximately 20,000 loans. Based on NMIC's total statutory surplus of $222 million at March 31, 2015, NMIC's risk-to-capital ratio was 5:1, significantly below the contractual and regulatory maximum risk-to-capital thresholds. Similarly, Re One had total statutory capital of $15 million at March 31, 2015, with a risk-to-capital ratio of 8.2:1.
In addition, NMIC agreed to certain counter-party capital requirements in its September 1, 2013 pool insurance agreement with Fannie Mae, pursuant to which NMIC initially insured approximately 22,000 loans with IIF of $5.2 billion (as of September 1, 2013).  The agreement has a term of 10 years from September 1, 2013 and specifies the amount of capital NMIC will need to maintain to support the agreement until the new PMIERs are effective, discussed above in "GSE Oversight - GSE PMIERs." The RIF to NMIC under this agreement is $93.1 million, which represents the difference between a deductible payable by Fannie Mae on initial losses and a stop loss above which losses are borne by Fannie Mae. NMIC provides the same level of risk coverage over the term of the agreement. Based on the loan level RIF of the pool of $1.58 billion, as of March 31, 2015, the current capital requirement under the terms of the pool agreement is $88.7 million. If the final PMIERs were effective as of March 31, 2015, we expect that the amount of capital we would have to hold for the pool agreement would be significantly reduced to an amount no greater than $35 million.
State insurance regulators, through an NAIC working group, are proposing amendments to overhaul states' statutory capital requirements applicable to mortgage insurers. We, along with other MI companies are working with the Mortgage Guaranty Insurance Working Group of the Financial Condition (E) Committee of the NAIC (Working Group). The Working Group will determine and make a recommendation to the Financial Condition (E) Committee of the NAIC as to what changes the Working Group believes are necessary to the solvency regulation for MI companies, including changes to the Mortgage Guaranty Insurers Model Act (Model #630). We have provided feedback to the Working Group since early 2013, and we support more robust capital standards and continue to advocate for a strong capital model. The Working Group has indicated that it plans to complete its work by the end of 2015; however, discussions are ongoing and the ultimate outcome of these discussions and any potential actions taken by the NAIC cannot be predicted at this time. Given our current capital position relative to our RIF, we believe that NMIC will be well positioned to comply with new capital requirements proposed by the NAIC when they become effective through adoption by the states.
Competition
The MI industry is highly competitive and currently consists of seven private mortgage insurers, including NMIC, as well as governmental agencies like the Federal Housing Administration (FHA) and the Veterans Administration (VA).
Private MI
The MI industry has been in a state of transition. In 2009, a new MI company was formed and started writing MI in 2010. We began writing MI in April of 2013. In January 2014, an existing reinsurance company completed its acquisition of an existing MI company that had been serving credit unions only, with the intention to expand its operations to serve the entire mortgage market. Given this dynamic, we expect that there will be pressure in the coming years for industry participants to grow or maintain their market share. Our competitors' share of the private MI market at December 31, 2014 varied from single percentage points penetration to a high of approximately 24%.
Competition with FHA
Although there has been broad policy consensus toward the need for private capital to play a larger role and government credit risk to be reduced in the U.S. housing finance system, recent action by the current administration has made it difficult to predict whether the market share of governmental agencies such as the FHA and VA will continue to recede at the same pace it has since 2010. On January 26, 2015, the FHA reduced some of its single-family annual mortgage insurance premiums. It is difficult to predict what, if any, material impact this premium reduction will have as there are factors beyond premium rate that influence a lender's decision to choose private MI over FHA insurance, including among others, the FHA's loan eligibility requirements and loan size limits and the relative ease of use of private MI products compared to FHA products. However, we believe our pricing continues to be more attractive than the FHA's pricing for a substantial majority of borrowers with credit and loan characteristics similar to those whose loans we insure.

Consolidated Results of Operations

Consolidated statements of operations	For the three months ended March 31,
	2015	2014
Revenues	(In Thousands)
Net premiums written	$12,921	$5,178
Increase in unearned premiums	(5,985)	(3,274)
Net premiums earned	6,936	1,904
Net investment income	1,596	1,489
Net realized investment gains	613	—
Gain from change in fair value of warrant liability	1,248	817
Gain from settlement of warrants	—	37
Total revenues	10,393	4,247
Expenses
Insurance claims and claims expenses	104	—
Underwriting and operating expenses	18,350	19,302
Total expenses	18,454	19,302
Loss before income taxes	(8,061)	(15,055)
Income tax benefit	(241)	—
Net loss	$(7,820)	$(15,055)
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
For the three months ended March 31, 2015, we had net premiums written of $12.9 million and premiums earned of $6.9 million, compared to net premiums written of $5.2 million and premiums earned of $1.9 million for the three months ended March 31, 2014. The principal drivers of the increase in premiums written and earned were the continued growth of our NIW and IIF and the significant development of our customer base. We had $1.4 million of earned premiums in the three months ended March 31, 2015 related to cancellations on single policies. Premiums earned from cancellations were negligible for the three months ended March 31, 2014. We believe the current increase in cancellations is due to continued low interest rates as discussed previously in "Conditions and Trends Impacting our Business - New Insurance Written, Insurance in Force and Risk in Force."
We have incurred significant net operating losses since our inception. Our net losses were $7.8 million and $15.1 million for the three months ended March 31, 2015 and 2014, respectively. The primary drivers of the decrease in net losses for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014 were the increase in premiums earned, the increase in net investment income, a decrease in our warrant liability (as a result of a decline in our stock price), and lower technology service and depreciation expenses. Premiums increased due to the addition of new customers and to higher allocations of business to us from existing customers. We rebalanced our investment portfolio in the third quarter of 2014 to more fully deploy into higher yielding, investment grade, fixed-income securities. As a result, our net investment income was higher for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014.

The components of our underwriting and operating expenses for the periods indicated were as follows:

Consolidated underwriting and operating expenses	For the three months ended March 31,
	2015	2014
	(In Thousands)
Payroll and related	$10,414	$9,534
Share-based compensation	2,005	2,332
Contract and professional services	1,643	1,841
Technology service expenses	1,100	1,075
Depreciation and amortization expenses	701	1,314
Other expenses	2,487	3,206
Total underwriting and operating expenses	$18,350	$19,302
Employee compensation represents the majority of our operating expense. Our payroll and related expense was $10.4 million for the three months ended March 31, 2015, compared to $9.5 million for the three months ended March 31, 2014. The increases year over year were driven principally by the addition of new employees. Our headcount grew from 163 at March 31, 2014 to 196 at March 31, 2015. As part of our compensation plan, certain employees were granted stock options and RSUs under our stock plans. Our share-based compensation expense was $2.0 million for the three months ended March 31, 2015, compared to $2.3 million for the three months ended March 31, 2014. The majority of our stock options and RSUs were awarded during 2012, with fewer awards granted in the years since then. The expenses related to the prior year grants decrease as the awards near their vesting terms. Additionally, we have not incurred the same degree of expense from the recent grants, as they were smaller than the 2012 grants, causing the overall share-based compensation expense to continue to decrease year over year as older grants become fully amortized.
Our depreciation and amortization expenses decreased to $0.7 million for the three months ended March 31, 2015, compared to $1.3 million for the three months ended March 31, 2014, due to the accelerated depreciation and write off of software purchased with the acquisition of our insurance subsidiaries in 2014. The write off was offset by the continued development of our technology platform which has resulted in placing more assets into service and depreciating those assets accordingly. Other expenses decreased to $2.5 million for the three months ended March 31, 2015, from $3.2 million for the three months ended March 31, 2014, largely as a result of a decline in legal expenses associated with the litigation that was settled in the third quarter of 2014.

Consolidated balance sheets	March 31, 2015	December 31, 2014
	(In Thousands)
Total investment portfolio	$367,947	$336,501
Cash and cash equivalents	66,420	103,021
Deferred policy acquisition costs, net	5,283	2,985
Software and equipment, net	12,913	11,806
Other assets	9,176	8,952
Total assets	$461,739	$463,265
Reserve for insurance claims and claims expenses	$187	$83
Accounts payable and accrued expenses	6,845	10,646
Unearned premiums	28,054	22,069
Warrant liability	2,124	3,372
Current tax payable	1,190	—
Deferred tax liability	137	137
Total liabilities	38,537	36,307
Total shareholders' equity	423,202	426,958
Total liabilities and shareholders' equity	$461,739	$463,265
Our total assets, comprised largely of cash and investments, were $461.7 million at March 31, 2015 compared to total assets of $463.3 million at December 31, 2014. The reduction in 2015 compared to December 31, 2014 was driven by operating costs, partially offset by premium and investment income. The decrease in cash from year end 2014 is the result of continued re-balancing of our investment portfolio and re-investing cash during the first quarter.
Our deferred policy acquisition asset was $5.3 million as of March 31, 2015 compared to $3.0 million at December 31, 2014. The increase was driven by the increase in deferrable costs associated with our increase in premiums written year over year to $12.9 million for the three months ended March 31, 2015 from $5.2 million for the three months ended March 31, 2014, as discussed above, and the expense associated with the successful acquisition of that NIW.
Our unearned premiums balance increased to $28.1 million as of March 31, 2015 from $22.1 million as of December 31, 2014 due to the volume of single premiums written in the first quarter of 2015, offset by cancellations of lender-paid single premium policies, as discussed previously, and earnings of existing unearned premiums in accordance with the expiration of risk in the related policies.
As of March 31, 2015, we had approximately $434 million in cash and investments, of which $158 million was held at NMIH. As of March 31, 2015, the amount of restricted net assets held by our consolidated insurance subsidiaries totaled approximately $248 million of our consolidated net assets of approximately $423 million.
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the three months ended March 31,
	2015	2014
Net cash used in:	(In Thousands)
Operating activities	$(7,542)	$(11,991)
Investing activities	(29,058)	(1,056)
Financing activities	(1)	(90)
Net decrease in cash and cash equivalents	$(36,601)	$(13,137)
Net cash used in operating activities decreased for the three months ended March 31, 2015 compared to the same period in 2014, primarily due to the increase in premiums written year over year, offset by increased personnel costs.
Cash used in investing activities for the three months ended March 31, 2015 was higher compared to the same period in 2014, as a result primarily of further portfolio re-balancing in the first quarter of 2015. We had very little movement in our investment portfolio during the first half of 2014 as we had just completed the investment of our original cash holdings throughout 2013.
Cash from financing activities for the three months ended March 31, 2015 and March 31, 2014 consisted primarily of taxes paid related to the net share settlement of equity awards offset by the proceeds from exercises.
Holding Company Liquidity and Capital Resources
NMIH serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. NMIH's principal liquidity demands include funds for: (i) payment of certain corporate expenses and reimbursable expenses of its insurance subsidiaries; (ii) capital support for its insurance subsidiaries; (iii) potential payments to the Internal Revenue Service (IRS); and (iv) the payment of dividends, if any, on its common stock. NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as NMIH, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation's capital surplus or (subject to certain limitations) recent net profits. As of March 31, 2015, NMIH's shareholders' equity was approximately $423 million.
As of March 31, 2015, NMIH had $158 million of cash and investments. In addition to investment income, NMIH's principal sources of operating cash are permitted payments under our tax- and expense-sharing arrangements with our subsidiaries as well as future dividends from NMIC, if available and permitted under our agreements with the GSEs and state regulators. We expect that cash and investments and projected cash flows from operations will provide us with sufficient liquidity to fund our anticipated growth and pay operating expenses through at least 2015.
In 2014, NMIH contributed $90 million in cash to NMIC and $5 million in cash to Re One. To support a minimum surplus of $150 million and maintain a risk-to-capital ratio under 15 to 1 through December 31, 2015 at NMIC, we expect NMIH may make additional capital contributions to NMIC from time-to-time. In the future, NMIH will be required to provide additional capital support for NMIC and Re One to comply with the PMIERs financial requirements and if additional capital is required pursuant to state insurance laws and regulations or the rating agencies.

NMIH's future capital requirements depend on many factors, including NMIC's ability to successfully write new business, establish premium rates at levels sufficient to cover claims and operating costs and meet minimum required asset thresholds under the PMIERs. See "- GSE Oversight," above. To the extent that the funds generated by our ongoing operations and capitalization are insufficient to fund future operating requirements, we may need to raise additional funds through financing activities or curtail our growth and reduce our expenses. We may choose to generate additional liquidity through the issuance of a combination of debt or equity securities, as well as consider our reinsurance options. Any such future capital raise would be conducted by means of a separate prospectus or other appropriate offering document and not by means of this report.
The expense-sharing arrangements between NMIH and its insurance subsidiaries have been approved by the Wisconsin OCI, but such approval may be changed or revoked at any time. NMIC's ability to pay dividends to NMIH is subject to various conditions imposed by the GSEs and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed "extraordinary" and require insurance regulatory approval. Since inception, NMIC has not paid any dividends to NMIH. As NMIC had a statutory net loss for the year ended December 31, 2014, NMIC cannot pay any dividends to NMIH through December 31, 2015, without the prior approval of the Wisconsin OCI. Additionally, under agreements with the GSEs, NMIC is not permitted to pay shareholder dividends until December 31, 2015 and, under agreements with various state insurance regulators, is not permitted to pay shareholder dividends until January 2016. Other states in which NMIC is licensed also restrict its ability to pay dividends.
Our MI companies' principal operating sources of liquidity are premiums that we receive from policies and income generated by our investment portfolio. Our MI companies' primary liquidity needs include the payment of claims on our MI policies, operating expenses, investment expenses and other costs of our business. We anticipate that as our IIF grows, the premium revenue we receive will increase. We expect to manage our fixed operating expenses so that they grow at a much slower rate than revenues over the coming years. As we anticipate an increase in our volume of MI business, we expect to see our underwriting and sales costs increase; however, we expect to be able to manage our "back-office" corporate related costs (i.e., management, finance, legal, risk and information technology) as these areas of our business are already substantially developed to support our revenue generating operations.
Consolidated Investment Portfolio
Our net investment income for the three months ended March 31, 2015 was $1.6 million compared to $1.5 million for the three months ended March 31, 2014. As of March 31, 2015, we believe our portfolio conforms with our investment guidelines. The principal factors affecting our investment income include the size and credit rating of our portfolio and its net yield. As measured by amortized cost (which excludes changes in fair market value, such as those resulting from changes in interest rates), the size of our investment portfolio is mainly a function of capital raised, cash generated from (or used in) operations, such as net premiums received, and investment earnings.
Consistent with Wisconsin law, our investment policies emphasize preservation of capital, as well as total return. Based on our investment policy guidelines, our investment portfolio is comprised almost entirely of cash and cash equivalents and fixed-income securities, all of which are investment grade. Our policy guidelines contain limits on the amount of credit exposure to any one issue, issuer and type of instrument. We expect to preserve the liquidity of our portfolio through diversification and investment in publicly traded securities. We plan to maintain a level of liquidity commensurate with our perceived business outlook and the expected timing, direction and degree of changes in interest rates.
The pre-tax book yield on our portfolio at March 31, 2015 was 0.6%, excluding unrealized gains and losses. The book yield is calculated on our year-to-date net investment income over our average portfolio book value at March 31, 2015. We believe that the yield on our investment portfolio likely will change over time based on potential changes to the interest rate environment, the duration or mix of our investment portfolio or other factors.
The sectors of our investment portfolio, including cash and cash equivalents appear in the table below:

Percentage of portfolio's fair value		March 31, 2015	December 31, 2014
1.	Corporate debt securities	46%	45%
2.	U.S. treasury securities and obligations of U.S. government agencies	20	16
3.	Asset-backed securities	16	13
4.	Cash and cash equivalents	15	24
5.	Municipal debt securities	3	2
	Total	100%	100%

The ratings of our investment portfolio were:

Investment portfolio ratings	March 31, 2015	December 31, 2014
AAA	34%	39%
AA	8	8
A	44	44
BBB	14	9
Total	100%	100%
The ratings above are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of approximately 35%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our effective income tax rate on our pre-tax loss was 3.0% for the three months ended March 31, 2015 and 0.0% for the three months ended March 31, 2014. For further information regarding income taxes and their impact on our results of operations and financial position, see, Item 1, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 7, Income Taxes."
Under a tax sharing agreement between NMIH and its subsidiaries, each of the parties mutually agreed to file a consolidated federal income tax return with NMIH as the direct tax filer. The tax liability of each insurer that is party to the agreement is limited to the amount of liability it would incur if it filed a separate tax return. Any settlements under the agreement between NMIH and a subsidiary will be made within 30 days of the filing of the applicable federal corporate income tax return with the IRS, including subsequent amended filings and IRS adjustments, except when a refund is due to a subsidiary, in which case payment shall be made to the insurer within 30 days after NMIH's receipt of the applicable tax refund.
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
Other Items
Off-Balance Sheet Arrangements and Contractual Obligations
We had no off-balance sheet arrangements at March 31, 2015. There are no material changes outside the ordinary course of business in the contractual obligations specified in our 2014 Form 10-K.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
We manage market risk via a defined investment policy implemented by our treasury function with oversight from our Board's Risk Committee. Important drivers of our market risk exposure monitored and managed by us include but are not limited to:

•
Changes to the level of interest rates. Increasing interest rates may reduce the value of certain fixed-rate bonds held in the investment portfolio. Higher rates may cause variable rate assets to generate additional income. Decreasing rates will have the reverse impact. Significant changes in interest rates can also affect persistency and claim rates of our insurance portfolio, and as a result we may determine that our investment portfolio needs to be restructured to better align it with future liabilities and claim payments. Such restructuring may cause investments to be liquidated when market conditions are adverse.

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
The carrying value of our investment portfolio as of March 31, 2015 and December 31, 2014 was $368 million and $337 million, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
At March 31, 2015, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.26 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.26% in fair value of our fixed income portfolio.  Excluding cash, our fixed income portfolio duration was 3.66 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.66% in fair value of our fixed income portfolio.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2015, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Item 1A. Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 (Form 10-K). We are not aware of any material changes in our risk factors from the risk factors disclosed in our Form 10-K. You should carefully consider the risks described herein and in our Form 10-K, which could materially and negatively affect our business, financial condition and/or operating results. The risks described herein and in our Form 10-K are not the only risks we face, as there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial which may in the future adversely affect our business, financial condition and/or operating results.
Item 6. Exhibits
An index to exhibits has been filed as part of this report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
May 5, 2015	By: /s/ Glenn M. Farrell
Name: Glenn M. Farrell Title: Chief Financial Officer and Duly Authorized Signatory

EXHIBIT INDEX

Exhibit Number	Description

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
10.18 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Chief Executive Officer and President (incorporated herein by reference to Exhibit 10.18 to our Form 10-K, filed on February 20, 2015)

10.19 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Employees (incorporated herein by reference to Exhibit 10.19 to our Form 10-K, filed on February 20, 2015)

10.20 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Independent Directors (incorporated herein by reference to Exhibit 10.20 to our Form 10-K, filed on February 20, 2015)

10.21 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement for Chief Executive Officer and President (incorporated herein by reference to Exhibit 10.21 to our Form 10-K, filed on February 20, 2015)

10.22 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement for Employees (incorporated herein by reference to Exhibit 10.22 to our Form 10-K, filed on February 20, 2015)

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
The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014
(ii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014
(iii) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2015 and the year ended December 31, 2014
(iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and
(v) Notes to Consolidated Financial Statements

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