Form 10-Q
period 2015-06-30
NMI Holdings, Inc.
filed 2015-08-05
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-36174
NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	45-4914248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Powell Street, Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

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
YES ☐ NO ☒

The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on July 31, 2015 was 58,740,100 shares.

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

•	our ability to remain a qualified mortgage insurer under the requirements imposed by the GSEs, which they may change at any time;

•	actions of existing competitors and potential market entry by new competitors;

•
adoption of new or changes to existing laws and regulations or their enforcement and implementation by regulators, including (1) changes to the GSEs' role in the secondary mortgage market or other changes that could affect the residential mortgage industry generally or mortgage insurance in particular; and (2) potential future lawsuits, investigations or inquiries or resolution of current inquiries, including a June 2015 letter from the Wisconsin Office of the Commissioner of Insurance (Wisconsin OCI) requesting that each MI company, including NMIC, respond to a number of inquiries related to whether the company has offered customized terms or rates;

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
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report on Form 10-Q, including the exhibits hereto, and the Risk Factors in Part II, Item 1A of this report and in our subsequent quarterly and other reports filed from time to time with the U.S. Securities and Exchange Commission (SEC).
Unless expressly indicated or the context requires otherwise, the terms "we," "our," "us" and "Company" in this document refer to NMI Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries on a consolidated basis.

PART I

Item 1. Financial Statements and Supplementary Data

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2015	December 31, 2014
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $371,759 and $337,718 as of June 30, 2015 and December 31, 2014, respectively)	$370,042	$336,501
Cash and cash equivalents	64,301	103,021
Premiums receivable	2,758	1,048
Accrued investment income	1,928	1,707
Prepaid expenses	1,869	2,054
Deferred policy acquisition costs, net	8,218	2,985
Software and equipment, net	13,284	11,806
Intangible assets and goodwill	3,634	3,634
Other assets	55	509
Total assets	$466,089	$463,265

Liabilities
Unearned premiums	$39,545	$22,069
Reserve for insurance claims and claim expenses	181	83
Accounts payable and accrued expenses	12,309	10,646
Warrant liability, at fair value	2,230	3,372
Deferred tax liability	137	137
Total liabilities	54,402	36,307
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 58,740,100 and 58,428,548 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively (250,000,000 shares authorized)	587	584
Additional paid-in capital	566,310	562,911
Accumulated other comprehensive loss, net of tax	(4,107)	(3,607)
Accumulated deficit	(151,103)	(132,930)
Total shareholders' equity	411,687	426,958
Total liabilities and shareholders' equity	$466,089	$463,265
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenues	(In Thousands, except for share data)
Net premiums written	$20,347	$5,051	33,268	10,229
Increase in unearned premiums	(11,491)	(2,958)	(17,476)	(6,232)
Net premiums earned	8,856	2,093	15,792	3,997
Net investment income	1,688	1,468	3,283	2,957
Net realized investment gains	354	—	967	—
Total revenues	10,898	3,561	20,042	6,954
Expenses
Insurance claims and claims expenses	(6)	28	98	28
Underwriting and operating expenses	20,910	18,637	39,259	37,938
Total expenses	20,904	18,665	39,357	37,966
Other (loss) income
(Loss) gain from change in fair value of warrant liability	(106)	952	1,142	1,769
Gain from settlement of warrants	—	—	—	37
Loss before income taxes	(10,112)	(14,152)	(18,173)	(29,206)
Income tax expense (benefit)	241	(1,297)	—	(1,297)
Net loss	$(10,353)	$(12,855)	$(18,173)	$(27,909)

Net loss per share
Basic and diluted loss per share	$(0.18)	$(0.22)	$(0.31)	$(0.48)
Weighted average common shares outstanding	58,720,095	58,289,801	58,603,644	58,176,181

Net loss	$(10,353)	$(12,855)	$(18,173)	$(27,909)
Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains in accumulated other comprehensive loss, net of tax (benefit) expense of ($1,431) and $2,664 for the three months ended June 30, 2015 and 2014, respectively, and $0 and $2,664 for the six months ended June 30, 2015 and 2014, respectively	(2,205)	840	467	3,874
Reclassification adjustment for gains included in net loss, net of tax expense of $0, and $0 for the three months ended June 30, 2015 and 2014, respectively, and $0 and $0 for the six months ended June 30, 2015 and 2014, respectively	(354)	—	(967)	—
Other comprehensive (loss) income, net of tax	(2,559)	840	(500)	3,874
Comprehensive loss	$(12,912)	$(12,015)	$(18,673)	$(24,035)
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Class A	Class B
	(In Thousands)
Balances, January 1, 2014	$581	$—	$553,707	$(7,047)	$(84,024)	$463,217
Common stock: class A shares issued under related to warrants	*	—	13	—	—	13
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	3	—	11	—	—	14
Share-based compensation expense	—	—	9,180	—	—	9,180
Change in unrealized investment gains/losses, net of tax of $2,390	—	—	—	3,440	—	3,440
Net loss	—	—	—	—	(48,906)	(48,906)
Balances, December 31, 2014	584	—	562,911	(3,607)	(132,930)	426,958
Common stock: class A shares issued under stock plans, net of shares withheld from employee taxes	3	—	(674)	—	—	(671)
Share-based compensation expense	—	—	4,073	—	—	4,073
Change in unrealized investment gains/losses, net of tax of $0	—	—	—	(500)	—	(500)
Net loss	—	—	—	—	(18,173)	(18,173)
Balances, June 30, 2015	$587	$—	$566,310	$(4,107)	$(151,103)	$411,687

*	During 2014, we issued 1,115 common shares with a par value of $0.01 related to the exercise of warrants, which is not identifiable in this schedule due to rounding.
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2015	2014
Cash flows from operating activities	(In Thousands)
Net loss	$(18,173)	$(27,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized investment gains	(967)	—
Gain from change in fair value of warrant liability	(1,142)	(1,769)
Depreciation and other amortization	2,525	4,270
Share-based compensation expense	4,085	4,701
Noncash intraperiod tax allocation	—	(1,297)
Changes in operating assets and liabilities:
Accrued investment income	(221)	12
Premiums receivable	(1,710)	(124)
Prepaid expenses	185	380
Deferred policy acquisition costs, net	(5,233)	(961)
Other assets	454	7
Unearned premiums	17,476	6,232
Reserve for insurance claims and claims expenses	98	28
Accounts payable and accrued expenses	1,256	(1,558)
Net cash used in operating activities	(1,367)	(17,988)
Cash flows from investing activities
Purchase of fixed-maturity investments, available-for-sale	(108,973)	(110)
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	75,067	1,133
Purchase of software and equipment	(2,769)	(4,270)
Net cash used in investing activities	(36,675)	(3,247)
Cash flows from financing activities
Issuance of common stock	402	1,086
Taxes paid related to net share settlement of equity awards	(1,080)	(1,072)
Gain from settlement of warrants	—	(37)
Net cash used in financing activities	(678)	(23)

Net decrease in cash and cash equivalents	(38,720)	(21,258)
Cash and cash equivalents, beginning of period	103,021	55,929
Cash and cash equivalents, end of period	$64,301	$34,671
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation
NMI Holdings, Inc. (NMIH) is a Delaware corporation, incorporated in May 2011, to provide private mortgage guaranty insurance (which we refer to as mortgage insurance or MI) through its wholly owned insurance subsidiaries, National Mortgage Insurance Corporation (NMIC) and National Mortgage Reinsurance Inc One (Re One). Freddie Mac and Fannie Mae each approved NMIC as an eligible mortgage insurer, on January 15, 2013 and January 16, 2013, respectively, which approvals are conditioned upon NMIC maintaining certain conditions, generally through the end of 2015 (GSE Approval). In April 2013, NMIC, our primary insurance subsidiary, wrote our first mortgage insurance policy. In April 2014, NMIC became fully licensed to write mortgage insurance in all 50 states and the District of Columbia.
As of June 30, 2015, we had $7.2 billion of primary insurance in force (IIF) and $4.5 billion of pool IIF, with $1.7 billion of primary risk-in-force (RIF) and $93.1 million of pool RIF.
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
Earnings per Share
Basic net loss per share is based on the weighted-average number of common shares outstanding, while diluted net loss per share is based on the weighted-average number of common shares outstanding and common stock equivalents that would be issuable upon the exercise of stock options, other share-based compensation arrangements, and the dilutive effect of outstanding warrants. As a result of our net losses for the six months ended June 30, 2015 and 2014, 6,835,296 shares and 5,854,306 shares, respectively, of our common stock equivalents issued under share-based compensation arrangements and warrants, respectively, were not included in the calculation of diluted net loss per share as of such dates because they were anti-dilutive.
Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs (DAC). For each book year of business, these costs are amortized to expense in proportion to estimated gross profits over the estimated life of the policies. Total amortization of DAC for the six months ended June 30, 2015 and 2014 were $866 thousand and $61 thousand, respectively.
Premium Deficiency Reserves
We consider whether a premium deficiency exists at each fiscal quarter using best estimate assumptions as of the testing date. Per Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 944, a premium deficiency reserve shall be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. We have determined that no premium deficiency reserves were necessary for the six months ended June 30, 2015 or 2014.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to provide a consistent approach in recognizing revenue. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The provisions of this update are effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of this ASU will have on the consolidated financial statements.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reclassifications
Certain items in the financial statements as of June 30, 2015 and for the periods ended June 30, 2014 have been reclassified to conform to the current period's presentation. There was no effect on net income or shareholders' equity previously reported.
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
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of June 30, 2015	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$88,140	$46	$(503)	$87,683
Municipal debt securities	14,505	16	(111)	14,410
Corporate debt securities	205,102	489	(1,953)	203,638
Asset-backed securities	64,012	396	(97)	64,311
Total investments	$371,759	$947	$(2,664)	$370,042

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2014	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$68,911	$7	$(573)	$68,345
Municipal debt securities	12,009	27	(73)	11,963
Corporate debt securities	200,358	883	(1,456)	199,785
Asset-backed securities	56,440	222	(254)	56,408
Total investments	$337,718	$1,139	$(2,356)	$336,501
Scheduled Maturities
The amortized cost and fair values of available for sale securities at June 30, 2015 and December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

As of June 30, 2015	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$26,560	$26,602
Due after one through five years	172,307	172,088
Due after five through ten years	96,168	94,472
Due after ten years	12,712	12,569
Asset-backed securities	64,012	64,311
Total investments	$371,759	$370,042

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of December 31, 2014	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$6,110	$6,125
Due after one through five years	195,492	194,472
Due after five through ten years	54,360	53,891
Due after ten years	25,316	25,605
Asset-backed securities	56,440	56,408
Total investments	$337,718	$336,501
Net Realized Investment Gains (Losses) on Investments
Gross realized gains were $0.4 million and $1.3 million for the three and six months ended June 30, 2015, respectively. Gross realized losses were $0.1 million and $0.3 million, respectively, for the three and six months ended June 30, 2015. There were no realized investment gains or losses for the three and six months ended June 30, 2014.
Aging of Unrealized Losses
At June 30, 2015, the investment portfolio had gross unrealized losses of $2.7 million, $0.5 million of which has been in an unrealized loss position for a period of 12 months or greater. We did not consider these securities to be other-than-temporarily impaired as of June 30, 2015. We based our conclusion that these investments were not other-than-temporarily impaired at June 30, 2015 on the following facts: (i) the unrealized losses were primarily caused by interest rate movements since the purchase date; (ii) we do not intend to sell these investments; and (iii) we do not believe that it is more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may not occur until maturity. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of June 30, 2015		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	7	$31,697	$(398)	6	$22,443	$(105)	13	$54,140	$(503)
Municipal debt securities	2	5,666	(84)	1	1,723	(27)	3	7,389	(111)
Corporate debt securities	35	117,616	(1,601)	5	13,585	(352)	40	131,201	(1,953)
Assets-backed securities	7	13,503	(53)	3	9,320	(44)	10	22,823	(97)
Total investments	51	$168,482	$(2,136)	15	$47,071	$(528)	66	$215,553	$(2,664)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2014		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	4	$7,228	$(33)	10	$49,884	$(540)	14	$57,112	$(573)
Municipal debt securities	1	3,232	(18)	1	1,695	(55)	2	4,927	(73)
Corporate debt securities	26	60,334	(559)	22	65,806	(897)	48	126,140	(1,456)
Assets-backed securities	3	10,614	(57)	4	20,047	(197)	7	30,661	(254)
Total investments	34	$81,408	$(667)	37	$137,432	$(1,689)	71	$218,840	$(2,356)

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Investment Income
For the three and six months ended June 30, 2015, net investment income was comprised of $1.8 million and $3.5 million of investment income from fixed maturities and $0.1 million and $0.2 million of investment expenses, respectively, compared to $1.6 million and $3.2 million of investment income from fixed maturities and $0.1 million and $0.3 million of investment expenses for the three and six months ended June 30, 2014, respectively.
As of June 30, 2015 and December 31, 2014, there were approximately $7.0 million of cash and investments in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
3. Fair Value of Financial Instruments
The following is a list of those assets and liabilities that are measured at fair value by hierarchy level:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2015	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$58,337	$29,346	$—	$87,683
Municipal debt securities	—	14,410	—	14,410
Corporate debt securities	—	203,638	—	203,638
Asset-backed securities	—	64,311	—	64,311
Cash and cash equivalents	64,301	—	—	64,301
Total assets	$122,638	$311,705	$—	$434,343
Warrant liability	$—	$—	$2,230	$2,230
Total liabilities	$—	$—	$2,230	$2,230

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2014	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$39,176	$29,169	$—	$68,345
Municipal debt securities	—	11,963	—	11,963
Corporate debt securities	—	199,785	—	199,785
Asset-backed securities	—	56,408	—	56,408
Cash and cash equivalents	103,021	—	—	103,021
Total assets	$142,197	$297,325	$—	$439,522
Warrant liability	$—	$—	$3,372	$3,372
Total liabilities	$—	$—	$3,372	$3,372

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a roll-forward of Level 3 liabilities measured at fair value:

	For the six months ended June 30,
Warrant Liability	2015	2014
	(In Thousands)
Balance, January 1	$3,372	$6,371
Change in fair value of warrant liability included in earnings	(1,142)	(1,769)
Issuance of common stock on warrant exercise	—	(13)
Gain on settlement of warrants	—	(37)
Balance, June 30	$2,230	$4,552
We revalue the warrant liability quarterly using a Black-Scholes option-pricing model, in combination with a binomial model, and we value the pricing protection features within the warrants using a Monte-Carlo simulation model. As of June 30, 2015, the assumptions used in the option-pricing model were as follows: a common stock price as of June 30, 2015 of $8.02, risk free interest rate of 1.88%, expected life of 6.19 years, expected volatility of 32.7% and a dividend yield of 0%. The change in fair value is primarily attributable to a decline in the price of our common stock from December 31, 2014 to June 30, 2015.
4. Reserves for Insurance Claims and Claims Expenses
We establish claim reserves to recognize the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. Our method, consistent with industry practice, is to establish claim reserves only for loans in default. Our claim reserves also include amounts for estimated claims incurred on loans that have been in default for at least 60 days that have not yet been reported to us by the servicers, often referred to as IBNR. In 2013, we entered into a pool insurance agreement with Fannie Mae. We only establish claim or IBNR reserves for pool risk if we expect claims to exceed the deductible under the pool agreement, which represents the amount of claims absorbed by Fannie Mae before we are obligated to pay any claims. At June 30, 2015, thirty-eight loans in the pool were past due by sixty days or more. These thirty-eight loans represent approximately $2.1 million in RIF. Due to the deductible of $10.3 million, the level of notices of default (NODs) reported through June 30, 2015 and the expected severity (all loans in the pool have loan-to-value ratios (LTVs) under 80%), we have not established any pool reserves for claims or IBNR for the three and six months ended June 30, 2015 and 2014. We have not paid any claims or applied any amounts to the deductible through June 30, 2015.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claims expenses:

	For the six months ended June 30,
	2015	2014
	(In Thousands)
Reserve at beginning of period	$83	$—

Claims incurred:
Claims and claim expenses incurred:
Current year	139	28
Prior years	(41)	—
Total claims incurred	98	28

Claims paid:
Claims and claim expenses paid:
Current year	—	—
Prior years	—	—
Total claims paid	—	—

Reserve at end of period	$181	$28
There was a $41 thousand favorable prior year development during the six months ended June 30, 2015. Reserves remaining as of June 30, 2015 for prior years are $42 thousand as a result of re-estimation of unpaid claims. The decrease in the period is generally the result of ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we learn additional information about individual claims.
5. Warrants
In April 2012, we issued 992,000 warrants with an aggregate fair value of $5.1 million upon the completion of a private placement of our securities and in conjunction with the acquisition of our insurance subsidiaries. Each warrant gives the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00.
Upon exercise of these warrants, the amounts are reclassified from warrant liability to additional paid-in capital. During the first quarter of 2014, 7,790 warrants were exercised and we issued 1,115 Class A common shares via a cashless exercise. Upon exercise we recognized a gain of approximately $37 thousand. No warrants were exercised during the first half of 2015.
We account for these warrants to purchase our common shares in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity.
6. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 35%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our effective income tax rate on our pre-tax loss was (2.4)% for the three months ended June 30, 2015, compared to 9.2% for the comparable 2014 period. Our effective income tax rate on our pre-tax loss was 0.0% for the six months ended June 30, 2015, compared to 4.4% for the comparable 2014 period.
The income tax provision of $0 for the six months ended June 30, 2015 is related to the net tax effects of unrealized gains credited for the three months ended March 31, 2015 and losses debited for the three months ended June 30, 2015 to other comprehensive income (OCI). Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided in ASC 740-20-45-7 when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including OCI, in the current year. The intraperiod tax allocation rules related to items charged or credited directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur. As a result of net unrealized losses to OCI during the

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

six months ended June 30, 2015, this exception was not applicable. Other benefits from income taxes were eliminated or reduced by the recognition of a full valuation allowance which was recorded to reflect the amount of the deferred taxes that may not be realized.
7. Statutory Information
NMIC and Re One's combined statutory net loss, statutory surplus and contingency reserve were as follows:

As of and for the six months ended June 30, 2015 and as of and for the year ended December 31, 2014	June 30, 2015	December 31, 2014
	(In Thousands)
Statutory net loss	$(26,153)	$(47,961)
Statutory surplus	210,581	236,738
Contingency reserve	17,296	9,401
As of June 30, 2015, NMIC had $1.6 billion in total RIF with a risk-to-capital (RTC) ratio of 7.7:1, significantly below the GSE and state imposed financial requirements. As of June 30, 2014, NMIC had $270.9 million of RIF, resulting in a RTC ratio of 1.5:1. The RTC calculation for each of our insurance subsidiaries, as well as our combined RTC calculation, is presented below.

As of June 30, 2015	NMIC	Re One	Combined
	(In Thousands)
Primary risk-in-force (1)
Direct	$1,714,914	$—	$1,714,914
Assumed	—	154,468	154,468
Ceded	(154,468)	—	(154,468)
Total primary risk-in-force	1,560,446	154,468	1,714,914
Pool risk-in-force (2)
Direct	93,090	—	93,090
Assumed	—	24,705	24,705
Ceded	(24,705)	—	(24,705)
Total pool risk-in-force	68,385	24,705	93,090
Total risk-in-force	$1,628,831	$179,173	$1,808,004

Statutory policyholders' surplus	$197,396	$13,185	$210,581
Statutory contingency reserve	15,307	1,989	17,296
Total statutory policyholders' position	$212,703	$15,174	$227,877

Risk-to-Capital (3)	7.7:1	11.8:1	7.9:1

(1)	Primary RIF excludes risk on policies that are currently in default and for which loss reserves have been established.

(2)	Pool RIF is equal to the aggregate stop loss less a deductible.

(3)	Represents total RIF divided by statutory policyholders' position which is the metric by which the majority of state insurance regulators will assess our capital adequacy.
NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware, such as NMIH. Delaware corporation law provides that dividends are only payable out of a corporation's capital surplus or recent net profits (subject to certain limitations). Since inception, NMIC has not paid any dividends to NMIH. As NMIC had a statutory net loss for the year ended December 31, 2014, NMIC cannot pay any dividends to NMIH through December 31, 2015, without the prior approval of the Wisconsin OCI. Additionally, NMIC will not be permitted to pay dividends to NMIH until after December 31, 2015 as a condition of GSE Approval or until January 2016 under agreements with various state insurance regulators.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following analysis should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2014, for a more complete understanding of our financial position and results of operations. In addition, investors should review the "Cautionary Note Regarding Forward-Looking Statements" above and the "Risk Factors" detailed in Item 1A of Part II of this report, as subsequently updated in reports we file with the SEC for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.
Overview
We provide MI through our subsidiaries. Our primary insurance subsidiary, NMIC, is a qualified MI provider on loans purchased by the GSEs and is licensed in all 50 states and D.C. to issue mortgage insurance. Our reinsurance subsidiary, Re One, solely provides reinsurance to NMIC on certain loans insured by NMIC, as described in Note 7, Statutory Information, above. Our stock trades on the NASDAQ under the symbol "NMIH."
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
We are a fully operational MI company, with $7.2 billion of primary IIF and $4.5 billion of pool IIF as of June 30, 2015, compared to $3.4 billion of primary IIF and $4.7 billion of pool IIF as of December 31, 2014. As of June 30, 2015, the Company had primary RIF of $1.7 billion compared to primary RIF of $801.6 million as of December 31, 2014. Pool RIF was $93.1 million as of June 30, 2015 and December 31, 2014.
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
Conditions and Trends Impacting Our Business
Customer Development
Our sales and marketing strategy is focused on increasing market share from existing customers and attracting new mortgage originator customers in the U.S. Our customers fall into two distinct categories, which we refer to as "National Accounts" and "Regional Accounts." Since we started MI operations in April 2013, we have significantly increased our customer base, and we expect to continue to acquire new National and Regional Account customers. We had 842 master policy holders as of June 30, 2015, compared to 570 as of June 30, 2014. Of those master policy holders, 340 or 40% were generating new insurance written (NIW) in the second quarter of 2015, compared to 94 or 16%, generating NIW in the second quarter of 2014.
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
We monitor the concentrations of the various risk attributes in our insurance portfolio. Our primary IIF and RIF, as of June 30, 2015, were made up of approximately 62% and 61%, respectively, of loans to borrowers who had credit scores at or above 740. Generally, insuring loans made to borrowers with higher credit scores tends to result in a lower frequency of claims. Additionally, as of June 30, 2015, all loans in our insurance portfolio are full documentation loans, and approximately 2% of our RIF is on loans above 95% LTV.
The table below shows primary NIW, IIF, RIF, policies in force, the weighted average coverage and loans in default, by quarter, for the last five quarters.

Primary portfolio trends	As of and for the Quarter Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(Dollars in Thousands)
New insurance written	$2,548,515	$1,696,142	$1,692,187	$974,910	$429,944
Insurance in force (1)	$7,190,414	$4,835,248	$3,369,664	$1,812,956	$939,753
Risk in force (1)	$1,715,442	$1,145,602	$801,561	$435,722	$220,949
Policies in force (1)	31,682	21,225	14,603	7,628	3,865
Weighted average coverage (2)	23.9%	23.7%	23.8%	24.0%	23.5%
Loans in default (count)	9	6	4	—	1
Risk in force on defaulted loans	$528	$350	$208	$—	$100

(1)	Reported as of the end of the period.

(2)	End of period RIF divided by IIF.
The table below shows primary and pool IIF, NIW and premiums written and earned.

Primary and pool IIF and NIW	As of and for the quarter ended
	June 30, 2015		March 31, 2015
	IIF	NIW	IIF	NIW
	(In Thousands)
Monthly	$3,616,951	$1,460,166	$2,258,776	$918,697
Single	1,155,482	485,252	680,880	235,517
Aggregated single	2,417,981	603,097	1,895,592	541,928
Total primary	$7,190,414	$2,548,515	$4,835,248	$1,696,142

Pool	4,475,653	—	4,621,346	—
Total	$11,666,067	$2,548,515	$9,456,594	$1,696,142

Primary and pool premiums written and earned	For the quarter ended
	June 30, 2015	March 31, 2015
	(In Thousands)
Net premiums written	$20,347	$12,921
Net premiums earned	8,856	6,936

Flow monthly and single NIW increased 59% and 106%, respectively, over the first quarter of 2015. Aggregated single NIW increased 11% from the first quarter of 2015 and represented 24% of total NIW in the second quarter of 2015, down from 32% of total NIW in the first quarter of 2015. We intend to continue to focus our sales efforts on expanding market share in our primary flow business and expect aggregated single NIW as a percentage of total NIW to continue to decline.
Premiums written increased to $20.3 million for the quarter ended June 30, 2015 from $12.9 million for the quarter ended March 31, 2015 as a result of the increase in NIW for all primary product types. Premiums earned increased to $8.9 million for the quarter ended June 30, 2015 from $6.9 million for the quarter ended March 31, 2015 as a result of higher monthly and flow single NIW and the continued growth of our IIF, and to a lesser extent, cancellations of single premium policies in the second quarter of 2015. We earned $769 thousand from cancellations of single premium policies for the quarter ended June 30, 2015, compared to $1.4 million for the quarter ended March 31, 2015. The decrease in cancellations reflects a decrease in refinance activity driven by increases in interest rates during the quarter.
The tables below show the primary weighted average FICO and the weighted average LTV, by policy type, for the quarter in which the policy was originated.

Weighted Average FICO
	June 30, 2015	March 31, 2015	June 30, 2014
Monthly	742	740	747
Single	756	749	746
Aggregated single	763	774	758

Weighted Average LTV
	June 30, 2015	March 31, 2015	June 30, 2014
Monthly	92%	91%	93%
Single	91	91	93
Aggregated single	89	88	90
The table below reflects a summary of the change in total primary IIF for the three and six months ended June 30, 2015 and 2014.

Primary IIF	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)
IIF, beginning of period	4,835,248	514,796	3,369,664	161,731
NIW	2,548,515	429,944	4,244,657	784,257
Cancellations and other reductions	(193,349)	(4,987)	(423,907)	(6,235)
IIF, end of period	7,190,414	939,753	7,190,414	939,753
The percentage of IIF that remains on our books after any twelve-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, changes in persistency rates can have a significant impact on our profitability. The persistency rate on our portfolio was 71.7% at June 30, 2015. The high volume of single premium policy cancellations, as discussed previously, has contributed to lower persistency than generally expected.

The table below reflects a summary of our primary IIF and RIF by book year.

Primary IIF and RIF	As of June 30, 2015
	IIF	RIF
	(In Thousands)
2015, through June 30, 2015	4,191,649	997,998
2014	2,915,538	698,016
2013	83,227	19,428
Total	7,190,414	1,715,442
The table below reflects our total primary IIF and RIF by FICO.

	As of June 30, 2015
Primary IIF and RIF	IIF		RIF
	(Dollars in Thousands)
>= 740	$4,476,199	62.3%	$1,048,651	61.1%
680 - 739	2,409,995	33.5	593,075	34.6
620 - 679	304,220	4.2	73,716	4.3
<= 619	—	—	—	—
Total	$7,190,414	100.0%	$1,715,442	100.0%
The tables below reflect our average primary loan size by FICO and the percentage of our RIF by loan type.

	June 30, 2015	December 31, 2014
Average primary loan size by FICO	(In Thousands)
>= 740	$233	$236
680 - 739	219	225
620 - 679	203	205
<= 619	—	—

Percentage of RIF by loan type	Primary	Pool
As of June 30, 2015
Fixed	97.1%	100.0%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	2.9	—
Total	100.0%	100.0%

The following table reflects our RIF by LTV. We calculate the LTV of a loan as a percentage of the original loan amount to the original value of the property securing the loan. In general, the lower the LTV the lower the likelihood of a default, and for loans that default, a lower LTV generally results in a lower severity for any claim as the borrower has more equity in the property.

Total RIF by LTV	Primary			Pool
	RIF	% of Total LTV	Policy Count	RIF	% of Total LTV	Policy Count
As of June 30, 2015	(Dollars in Thousands)
95.01% and above	$35,966	2.1%	680	$—	—%	—
90.01% to 95.00%	926,987	54.0	14,681	—	—	—
85.01% to 90.00%	597,954	34.9	10,417	—	—	—
80.01% to 85.00%	154,521	9.0	5,903	—	—	—
80.00% and below	14	—	1	93,090	100.0	19,784
Total RIF	$1,715,442	100.0%	31,682	$93,090	100.0%	19,784
Geographic Dispersion
The following tables show the distribution by state of our IIF and RIF, for both primary and pool insurance. As of June 30, 2015, our IIF and RIF continues to be relatively more concentrated in California, primarily as a result of the location and timing of the acquisition of new customers. With the broadening of our customer base, the concentration of primary IIF and RIF in California has declined from over 16% for both as of the end of 2014, to 14.1% and 13.6%, respectively, as of June 30, 2015. The distribution of risk across the states as of June 30, 2015 is not necessarily representative of the geographic distribution we expect in the future. We expect to add a significant number of new customers as we grow and receive greater allocations of business from our existing customers, consequently providing increased flexibility to manage our state concentration levels.

Top 10 primary IIF and RIF by state		IIF	RIF
As of June 30, 2015
1.	California	14.1%	13.6%
2.	Texas	7.0	7.4
3.	Florida	5.2	5.3
4.	Michigan	4.7	4.8
5.	Colorado	4.2	4.2
6.	Ohio	3.7	3.9
7.	New Jersey	3.7	3.3
8.	Pennsylvania	3.6	3.6
9.	Arizona	3.6	3.7
10.	North Carolina	3.5	3.5
	Total	53.3%	53.3%

Top 10 pool IIF and RIF by state		IIF	RIF
As of June 30, 2015
1.	California	28.3%	27.7%
2.	Texas	5.3	5.4
3.	Colorado	3.9	3.8
4.	Washington	3.9	3.8
5.	Massachusetts	3.7	3.7
6.	Illinois	3.7	3.7
7.	Virginia	3.7	3.7
8.	New York	2.8	2.9
9.	New Jersey	2.8	2.8
10.	Florida	2.7	2.8
	Total	60.8%	60.3%
Premiums Written and Earned
We set premiums at the time a policy is issued based on our expectations regarding likely performance over the term of coverage. We expect the average premium rate we charge on our monthly primary flow MI policies to be comparable with the rates charged by the industry in general. Premiums written and earned in a year are generally influenced by NIW, price and persistency. Additionally, premiums earned are influenced by the amortization of earnings over the policy life in accordance with the expiration of risk for policies covering more than one year.
In general, the majority of any underwriting profit (i.e., the earned premium revenue minus claims and expenses, excluding investment income) that a book generates occurs in the early years of the book, with the largest portion of the underwriting profit for that book realized in the first year. This pattern generally occurs because relatively few of the claims that a book will ultimately experience typically occur in the first few years of the book, when premium revenue is highest, while subsequent years are affected by declining premium revenues, as the number of insured loans decreases (primarily due to loan prepayments), and by increasing losses. The earnings we record and the cash flow we receive varies based on the type of MI product and premium plan our customers select. We offer monthly, annual and single premium payment plans. The level of competition within the private MI industry has been intense and is not expected to diminish. Lenders are requesting discounts from mortgage insurers with greater frequency, particularly with respect to lender paid mortgage insurance single premium policies. If the percentage of our new business represented by single premium policies continues to remain at elevated levels or if we reduce prices in response to future price competition, our premium yields could decrease.
Reserve for Insurance Claims
Claims incurred is the current expense that is booked within a particular period to reflect actual and estimated claim payments that we believe will ultimately be made as a result of insured loans that are in default. We do not recognize an estimate of claim expense for loans that are not in default. As of June 30, 2015, we have established reserves for insurance claims of $181 thousand for our nine primary loans in default compared to a reserve of $28 thousand for one primary loan in default as of June 30, 2014. We have not established any pool reserves for claims or IBNR to date. For additional discussion of our reserves, see, Item 1, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 4, Reserves for Insurance Claims and Claims Expenses."
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
We expect that claims incurred for the early years of our operations will be relatively low for the following reasons:

•
the typical distribution of claims over the life of a book results in fewer defaults during the first two years after loans are originated, usually peaking in years three through six and declining thereafter;

•
we expect that the frequency of claims on our initial primary books of business should be between 2% and 3% of mortgages insured over the life of the book. For claims that we may receive, we expect the severity of the claim to be between 85% and 95% of the coverage amount. Based on these expectations, we estimate that the loss ratio over the life of each book will be between 20% and 25% of earned premiums. Because we expect the claims on insured mortgages to develop over time, we believe that the reported loss ratio in the early years of operation will be less than 10% of earned premiums;

•	under the pool insurance agreement between NMIC and Fannie Mae, NMIC is responsible for claims only to the extent they exceed a deductible; and

•	low NIW in our early years of operations.
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
GSE Oversight
GSE Approval Conditions
The GSEs are the principal purchasers of mortgages insured by MI companies. In January 2013, the GSEs approved NMIC as a qualified mortgage insurer, and in their approvals imposed certain capitalization, operational and reporting conditions on NMIC (collectively, the GSE Approval), most of which remain in effect until they are superseded on December 31, 2015 by the final PMIERs (discussed below). Until the new PMIERs are effective, NMIC is subject to ongoing compliance with the conditions in the GSE Approval as well as the GSEs' existing respective eligibility requirements.
The conditions in the GSE Approval require, among other things, that NMIC:

•	maintain minimum capital of $150 million;

•	operate at a RTC ratio not to exceed 15:1;

•	not declare or pay dividends to affiliates or to NMIH;

•	not enter into capital support agreements or guarantees for the benefit of, or purchase or otherwise invest in the debt of, affiliates without the prior written approval of the GSEs; and

•	not enter into reinsurance or other risk share arrangements without the GSEs' prior written approval.
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
GSE PMIERs
On April 17, 2015, the Federal Housing Finance Agency (FHFA) published final updated PMIERs that will be effective on December 31, 2015 (Effective Date) for existing, GSE-approved private mortgage insurers, i.e. Approved Insurers. (Italicized terms have the same meaning that such terms have in the PMIERs, as described below.) The PMIERs establish operational, business, remedial and financial requirements applicable to Approved Insurers. Under the PMIER financial requirements, Approved Insurers must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an Approved Insurer’s net RIF, calculated by applying certain risk-based factors derived from tables set out in the PMIERs to the net RIF. The risk-based required asset amount for primary insurance is subject to a floor of 5.6% of total, performing, primary RIF, and the risk-based required asset amount for pool insurance considers both the factors in the tables and the net remaining stop loss for each pool insurance policy.
By March 1, 2016, each Approved Insurer must certify to the GSEs that it fully complies with the PMIERs as of the Effective Date. If an Approved Insurer meets all of the PMIERs except the financial requirements, by March 31, 2016, that Approved Insurer must submit a transition plan to each GSE detailing how it will comply with the financial requirements not later than June 30, 2017 (Compliance Date). We expect that prior to the Effective Date, NMIC will have undertaken measures to fully comply with the PMIERs financial requirements as of the Effective Date or, by March 31, 2016, NMIC will submit a transition plan to the GSEs detailing how NMIC will fully comply with the PMIERs on the Compliance Date. NMIC's compliance with the PMIERs financial requirements by the Effective Date or by the Compliance Date under a transition plan will likely include raising additional capital, which is consistent with the Company's previous disclosures regarding the need for future capital raises to fund growth in its business. Capital may be in the form of debt, preferred equity or common equity. Any such future capital raise would be conducted by means of a separate prospectus or other appropriate offering document and not by means of this report.
Capital Position of Our Insurance Subsidiaries
In addition to the requirement that NMIC adhere to certain minimum capital requirements, NMIC is also subject to state regulatory minimum capital requirements based on its insured RIF. While formulations of this minimum capital may vary in each jurisdiction, the most common measure allows for a maximum permitted RTC ratio of 25 to 1.
As of June 30, 2015, NMIC's primary RIF was approximately $1.7 billion, representing insurance on a total of 31,682 policies in force, and pool RIF was approximately $93.1 million, representing insurance on a total of 19,784 loans. Based on NMIC's total statutory surplus of $213 million at June 30, 2015, NMIC's RTC ratio was 7.7:1, significantly below the contractual and regulatory maximum RTC thresholds. Similarly, Re One had total statutory capital of $15 million at June 30, 2015, with a RTC ratio of 11.8:1. Under the final PMIERs financial requirements as discussed previously in "GSE Oversight," NMIC will be held to a maximum risk-to-available assets ratio starting on the Effective Date. As of June 30, 2015, NMIC’s risk-to-available assets ratio under the final PMIERs was 7.7:1, which compares with the maximum risk-to-available assets ratio under the final PMIERs of 18:1.
If the final PMIERs were effective as of June 30, 2015, current capital requirements would be approximately $110 million for our primary IIF and $30 million for pool IIF.
As a condition of GSE Approval we were required to obtain a financial strength rating for NMIC. In July 2015, Standard & Poor's (S&P) Ratings Services assigned its "BBB-" financial strength and long-term counter-party credit ratings to NMIC.   At the same time, S&P assigned its "BB-" long-term counter-party credit rating to NMIH.  S&P's outlook for both companies is "stable."
Competition
The MI industry is highly competitive and currently consists of seven private mortgage insurers, including NMIC, as well as governmental agencies like the Federal Housing Administration (FHA) and the Veterans Administration (VA).
Private MI
In recent years, the MI industry has been in a state of transition. There are now seven MI companies serving the mortgage market. Given this dynamic, we expect that there will be pressure in the coming years for industry participants to grow or maintain their market share. Our competitors' share of the private MI market at March 31, 2015 varied from single percentage points penetration to a high of approximately 24%.
Competition with FHA
Although there has been broad policy consensus toward the need for private capital to play a larger role and government credit risk to be reduced in the U.S. housing finance system, recent action by the current administration has made it difficult to predict whether the market share of governmental agencies such as the FHA and VA will continue to recede at the same pace it has since 2010. On January 26, 2015, the FHA reduced some of its single-family annual mortgage insurance premiums. To date, we have not experienced any significant impact from this premium reduction on our business. It is difficult to predict what, if any, material impact this premium reduction will have in the future as there are factors beyond premium rate that influence a lender's decision to choose private MI over FHA insurance, including among others, the FHA's loan eligibility requirements and loan size limits and the relative ease of use of private MI products compared to FHA products. However, we believe our pricing continues to be more attractive than the FHA's pricing for a substantial majority of borrowers with credit and loan characteristics similar to those whose loans we insure.

Consolidated Results of Operations

Consolidated statements of operations	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenues	(In Thousands)
Net premiums written	$20,347	$5,051	33,268	10,229
Increase in unearned premiums	(11,491)	(2,958)	(17,476)	(6,232)
Net premiums earned	8,856	2,093	15,792	3,997
Net investment income	1,688	1,468	3,283	2,957
Net realized investment gains	354	—	967	—
Total revenues	10,898	3,561	20,042	6,954
Expenses
Insurance claims and claims expenses	(6)	28	98	28
Underwriting and operating expenses	20,910	18,637	39,259	37,938
Total expenses	20,904	18,665	39,357	37,966
Other (loss) income
(Loss) gain from change in fair value of warrant liability	(106)	952	1,142	1,769
Gain from settlement of warrants	—	—	—	37
Loss before income taxes	(10,112)	(14,152)	(18,173)	(29,206)
Income tax expense (benefit)	241	(1,297)	—	(1,297)
Net loss	$(10,353)	$(12,855)	$(18,173)	$(27,909)
For the three months ended June 30, 2015, we had net premiums written of $20.3 million and premiums earned of $8.9 million, compared to net premiums written of $5.1 million and premiums earned of $2.1 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, we had net premiums written of $33.3 million and premiums earned of $15.8 million, compared to net premiums written of $10.2 million and premiums earned of $4.0 million for the six months ended June 30, 2014. The principal drivers of the increases in premiums written and earned for the periods presented were the continued growth of our NIW and IIF and the significant development of our customer base. Additionally, we had $769 thousand of earned premiums in the three months ended June 30, 2015 and $2.2 million for the six months ended June 30, 2015 related to cancellations on single premium policies. Premiums earned from cancellations were negligible for the three and six months ended June 30, 2014. We believe cancellations will decrease as interest rates continue to rise as discussed previously in "Conditions and Trends Impacting our Business - New Insurance Written, Insurance in Force and Risk in Force."
We have incurred significant net operating losses since our inception. Our net losses were $10.4 million and $12.9 million for the three months ended June 30, 2015 and 2014, respectively, and $18.2 million and $27.9 million for the six months ended June 30, 2015 and 2014, respectively. The primary drivers of the decreases in net losses for the periods ended June 30, 2015, compared to the periods ended June 30, 2014 were the significant increases in premiums earned and the increase in net investment income, offset by increases in our personnel costs. Premiums increased due to the addition of new customers and to higher allocations of business to us from existing customers. We rebalanced our investment portfolio in the third quarter of 2014 to more fully deploy into higher yielding, investment grade, fixed-income securities. As a result, our net investment income was higher for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014.

The components of our underwriting and operating expenses for the periods indicated were as follows:

Consolidated underwriting and operating expenses	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Payroll and related	$12,667	$8,844	$23,093	$18,277
Share-based compensation	2,080	2,370	4,085	4,701
Contract and professional services	1,640	2,056	3,270	3,889
Technology service expenses	1,118	1,005	2,217	2,080
Depreciation and amortization expenses	991	1,661	1,692	2,975
Other expenses	2,414	2,701	4,902	6,016
Total underwriting and operating expenses	$20,910	$18,637	$39,259	$37,938
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
Employee compensation represents the majority of our operating expense. Our payroll and related expense was $12.7 million and $23.1 million for the three and six months ended June 30, 2015, respectively, compared to $8.8 million and $18.3 million for the three and six months ended June 30, 2014, respectively. The increases year over year were driven principally by the addition of new employees and other compensation related expenses, including benefits, bonuses and accrued severance. Our headcount grew from 174 at June 30, 2014 to 209 at June 30, 2015. As part of our compensation plan, certain employees were granted stock options and RSUs under our stock plans. Our share-based compensation expense decreased period over period to $2.1 million and $4.1 million for the three and six months ended June 30, 2015, respectively, compared to $2.4 million and $4.7 million for the three and six months ended June 30, 2014, respectively. The expenses related to prior year grants decrease as the awards near their vesting terms. The 2012 grants fully amortized during the first half of the year. Additionally, we have not incurred the same degree of expense from the recent grants, as they were smaller than the 2012 grants, causing the overall share-based compensation expense to continue to decrease year over year as older grants become fully amortized.
Contract and professional services decreased to $1.6 million and $3.3 million for the three and six months ended June 30, 2015, respectively, compared to $2.1 million and $3.9 million for the three and six months ended June 30, 2014, respectively. The decrease was primarily driven by decreases in information technology consulting fees for software purchased with the acquisition of our insurance subsidiaries retired in 2014. Similarly, our depreciation and amortization expenses decreased to $1.0 million and $1.7 million for the three and six months ended June 30, 2015, respectively, compared to $1.7 million and $3.0 million for the three and six months ended June 30, 2014, respectively, due to the accelerated depreciation and write-off of the software noted above. The write-off was offset by the continued development of our technology platform which has resulted in placing more assets into service and depreciating those assets accordingly. Other expenses decreased to $2.4 million and $4.9 million for the three and six months ended June 30, 2015, respectively, from $2.7 million and $6.0 million for the three and six months ended June 30, 2014, respectively, largely as a result of a decline in legal expenses associated with the litigation that was settled in the third quarter of 2014, partially offset by increases in travel and related costs.

Consolidated balance sheets	June 30, 2015	December 31, 2014
	(In Thousands)
Total investment portfolio	$370,042	$336,501
Cash and cash equivalents	64,301	103,021
Deferred policy acquisition costs, net	8,218	2,985
Software and equipment, net	13,284	11,806
Other assets	10,244	8,952
Total assets	$466,089	$463,265
Reserve for insurance claims and claims expenses	$181	$83
Unearned premiums	39,545	22,069
Accounts payable and accrued expenses	12,309	10,646
Warrant liability	2,230	3,372
Deferred tax liability	137	137
Total liabilities	54,402	36,307
Total shareholders' equity	411,687	426,958
Total liabilities and shareholders' equity	$466,089	$463,265
As of June 30, 2015, we had approximately $434 million in cash and investments, of which $163 million was held at NMIH. As of June 30, 2015, the amount of restricted net assets held by our consolidated insurance subsidiaries totaled approximately $239 million of our consolidated net assets of approximately $412 million. The decrease in cash from year end 2014 is the result of re-balancing of our investment portfolio and re-investing cash during the first half of the year.
Our deferred policy acquisition costs asset was $8.2 million as of June 30, 2015, compared to $3.0 million at December 31, 2014. The increase was driven by the increase in deferrable costs associated with our increase in premiums written year over year to $33.3 million for the six months ended June 30, 2015, from $10.2 million for the six months ended June 30, 2014, as discussed above, and the expense associated with the successful acquisition of that NIW.
Our unearned premiums balance increased to $39.5 million as of June 30, 2015, from $22.1 million as of December 31, 2014 due to single premiums written in the first half of 2015, offset by cancellations of lender-paid single premium policies, as discussed previously, and earnings of existing unearned premiums in accordance with the expiration of risk in the related policies.
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the six months ended June 30,
	2015	2014
Net cash used in:	(In Thousands)
Operating activities	$1,367	$17,988
Investing activities	36,675	3,247
Financing activities	678	23
Net decrease in cash and cash equivalents	$38,720	$21,258
Net cash used in operating activities decreased for the six months ended June 30, 2015, compared to the same period in 2014, primarily due to the increase in premiums written year over year, offset by increased personnel costs.
Cash used in investing activities for the six months ended June 30, 2015 was higher compared to the same period in 2014, as a result primarily of further portfolio re-balancing and re-investing of cash in the first half of 2015. We had very little movement in our investment portfolio during the first half of 2014 as we had just completed the investment of our original cash holdings throughout 2013.
Cash from financing activities for the six months ended June 30, 2015 and June 30, 2014 consisted primarily of taxes paid related to the net share settlement of equity awards offset by the proceeds from exercises.

Holding Company Liquidity and Capital Resources
NMIH serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. NMIH's principal liquidity demands include funds for: (i) payment of certain corporate expenses and reimbursable expenses of its insurance subsidiaries; (ii) capital support for its insurance subsidiaries; (iii) potential payments to the Internal Revenue Service (IRS); and (iv) the payment of dividends, if any, on its common stock. NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as NMIH, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation's capital surplus or (subject to certain limitations) recent net profits. As of June 30, 2015, NMIH's shareholders' equity was approximately $412 million.
As of June 30, 2015, NMIH had $163 million of cash and investments at the holding company. In addition to investment income, NMIH's principal sources of operating cash are permitted payments under our tax- and expense-sharing arrangements with our subsidiaries as well as future dividends from NMIC, if available and permitted under our agreements with the GSEs and state regulators.
NMIH's future capital requirements depend on many factors, including NMIC's ability to successfully write new business, establish premium rates at levels sufficient to cover claims and operating costs and meet minimum required asset thresholds under the PMIERs. See "- GSE Oversight," above. We expect NMIH may make additional capital contributions to its insurance subsidiaries to support their applicable capital adequacy requirements from time-to-time. To the extent that the funds generated by our ongoing operations and capitalization are insufficient to fund future operating requirements, we may need to raise additional funds through financing activities or curtail our growth and reduce our expenses. We may choose to generate additional liquidity through the issuance of a combination of debt or equity securities. Any such future capital raise would be conducted by means of a separate prospectus or other appropriate offering document and not by means of this report.
The expense-sharing arrangements between NMIH and its insurance subsidiaries have been approved by the Wisconsin OCI, but such approval may be changed or revoked at any time. NMIC's ability to pay dividends to NMIH is subject to various conditions imposed by the GSEs and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed "extraordinary" and require insurance regulatory approval. Since inception, NMIC has not paid any dividends to NMIH. As NMIC had a statutory net loss for the year ended December 31, 2014, NMIC cannot pay any dividends to NMIH through December 31, 2015, without the prior approval of the Wisconsin OCI. Additionally, under agreements with the GSEs, NMIC is not permitted to pay shareholder dividends until December 31, 2015 and, under agreements with various state insurance regulators, is not permitted to pay shareholder dividends until January 2016. Other states in which NMIC is licensed also have statutes or regulations that restrict its ability to pay dividends.
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
Consolidated Investment Portfolio
Our net investment income for the six months ended June 30, 2015 was $3.3 million, compared to $3.0 million for the six months ended June 30, 2014. As of June 30, 2015, our portfolio conforms with our investment guidelines. The principal factors affecting our investment income include the size and credit rating of our portfolio and its net yield. As measured by amortized cost (which excludes changes in fair market value, such as those resulting from changes in interest rates), the size of our investment portfolio is mainly a function of capital raised, cash generated from (or used in) operations, such as net premiums received, and investment earnings.
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

The pre-tax book yield on our portfolio at June 30, 2015 was 1.2%, excluding unrealized gains and losses. The book yield is calculated on our year-to-date net investment income over our average portfolio book value at June 30, 2015. We believe that the yield on our investment portfolio likely will change over time based on potential changes to the interest rate environment, the duration or mix of our investment portfolio or other factors.
The sectors of our investment portfolio, including cash and cash equivalents appear in the table below:

Percentage of portfolio's fair value		June 30, 2015	December 31, 2014
1.	Corporate debt securities	47%	45%
2.	U.S. treasury securities and obligations of U.S. government agencies	20	16
3.	Asset-backed securities	15	13
4.	Cash and cash equivalents	15	24
5.	Municipal debt securities	3	2
	Total	100%	100%
The ratings of our investment portfolio were:

Investment portfolio ratings	June 30, 2015	December 31, 2014
AAA	34%	39%
AA	9	8
A	42	44
BBB	15	9
Total	100%	100%
The ratings above are provided by one or more of: Moody's, S&P and Fitch Ratings. If three ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of approximately 35%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our effective income tax rate on our pre-tax loss was (2.4)% for the three months ended June 30, 2015 and 9.2% for the three months ended June 30, 2014. Our effective income tax rate on our pre-tax loss was 0.0% for the six months ended June 30, 2015 and 4.4% for the six months ended June 30, 2014. For further information regarding income taxes and their impact on our results of operations and financial position, see, Item 1, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Income Taxes."
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
Other Items
Off-Balance Sheet Arrangements and Contractual Obligations
We had no off-balance sheet arrangements at June 30, 2015. There are no material changes outside the ordinary course of business in the contractual obligations specified in our 2014 Form 10-K.

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
We manage market risk via a defined investment policy implemented by our treasury function with oversight from our Board of Director's (Board) Risk Committee. Important drivers of our market risk exposure monitored and managed by us include but are not limited to:

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
The carrying value of our investment portfolio as of June 30, 2015 and December 31, 2014 was $370 million and $337 million, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
At June 30, 2015, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.29 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.29% in fair value of our fixed income portfolio.  Excluding cash, our fixed income portfolio duration was 3.65 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.65% in fair value of our fixed income portfolio.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2015, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
This report contains forward-looking statements that involve risks and uncertainties. See "Cautionary Note Regarding Forward-Looking Statements." Our actual results could differ materially and adversely from those anticipated in these forward-looking statements, including any such statements made in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
We have reported net losses since our inception, expect to continue to report net losses in the near term, and cannot assure you when we will achieve profitability.
We have reported net losses since our inception.We currently expect to continue to report net losses in the near term, the size of which will depend primarily on the amount of insurance business we can transact and the returns generated from our investment portfolio. We cannot assure you when, or if, we will achieve profitability. Conditions that could delay our profitability primarily include our ability to attract and retain a diverse customer base, to achieve a diversified mix of business across the spectrum of our product offerings, maintain GSE eligibility and our certificates of authority from state insurance departments, and to a lesser extent, include increasing unemployment rates, decreasing housing values, adverse changes in interest rates and unfavorable GSE reform or actions by the GSEs or the FHFA that negatively impact us and the MI industry
If we are unable to timely attract and retain the most significant mortgage originators as customers, our ability to achieve our business goals could be negatively impacted.
The success of our mortgage insurance business is highly dependent on our ability to attract and retain as customers the most significant mortgage originators in the U.S., as determined by volume of their own originations as well as volume of insured business they may acquire from other originators through their correspondent channels.  We believe these mortgage originators are critical to the achievement of our business goals because of their dominant market share.  As a result of their size and market share, these entities originate a significant majority of low down payment mortgages in the U.S. and, therefore, influence the size of the MI market.  We are currently doing business with a majority of these originators.  However, there is no assurance we will receive approvals from each of the remaining lenders to do MI business in a timely manner or at all.  If we fail to obtain and retain one or more approvals, our business, financial condition and operating results could be adversely impacted.  Even if these lenders become our customers, we cannot be certain that any loss of business from one would be replaced from other new or existing lenders.  Such lending customers may decide to write business only with certain mortgage insurers based on their views with respect to an insurer's pricing, underwriting guidelines, loss mitigation practices, financial strength or other factors.  Our customers may choose to diversify the mortgage insurers with which they do business, which could negatively affect our level of NIW and our market share.  In addition, our master policy does not, and by law cannot, require our customers to do business with us.  The loss of business from a significant customer could have an adverse effect on the amount of new business we are able to write, and consequently, our financial condition and operating results.
As a participant in the mortgage lending and MI industry, we rely on e-commerce and other technologies to conduct business with our customers. Our inability to meet the technological demands of customers could adversely impact our business, financial condition and operating results.
We primarily rely on e-commerce and other technologies to provide and expand our products and services. Customers require us to provide and service our mortgage insurance products in a secure manner, either electronically via our internet website or through direct electronic data transmissions. Accordingly, we invest resources in establishing and maintaining electronic connectivity with customers and, more generally, in e-commerce and technological advancements. In order to integrate electronically with mortgage lenders, we need to continue to connect our system to the industry's leading third-party loan origination systems. We expect this integration process to continue into the foreseeable future and may take a significant amount of time before it is complete. We are also working to integrate directly with those lenders that maintain their own, proprietary loan origination and servicing system technologies, recognizing that the time-lines for these integrations are heavily dependent upon the lenders' internal technology resources. Our inability to continue to make progress with these e-commerce connections could negatively impact our ability to attract as customers the larger mortgage lenders who rely on these connections to do business. Many customers require us to have such connectivity in place as a precursor to doing business with them. Our business, financial condition and operating results may be adversely impacted if we do not successfully establish these arrangements or otherwise keep pace with the technological demands of customers.
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
Under our master policy, we agree that we will not rescind or cancel coverage of an insured loan for material borrower misrepresentation or underwriting defects after a borrower timely makes a certain number of payments (either 12 or 36), as specified in our master policy. In addition, upon the borrower attaining such full and timely consecutive monthly payments, we have agreed to limitations on our ability to initiate an investigation of fraud or misrepresentation by our insureds or any other party involved in the origination of an insured loan, which we collectively refer to in our master policy as a "First Party." We refer to these limitation of rescission provisions in our master policy as "rescission relief." 12-month rescission relief is subject to our confirmation of coverage eligibility of an insured loan, which we refer to in our master policy as "Independent Validation." If we do not perform an Independent Validation on an insured loan, such loan will qualify for rescission relief after a borrower timely makes 36 consecutive monthly payments. The current processes we have in place to review insured loans may be ineffective in detecting fraud and/or underwriting defects prior to a borrower making the requisite number of payments. If this were to occur, we would be contractually prohibited from exercising our rights of rescission for borrower fraud and certain First Party misrepresentations; our rights to investigate potential First Party fraud or misrepresentation would be significantly curtailed; and we may be obligated to pay claims on certain loans with unacceptable risk profiles or which failed to meet our underwriting guidelines at the time of origination. As a result, we could suffer unexpected losses, which could adversely impact our business, financial condition and operating results.
We are outsourcing the underwriting of our mortgage insurance on certain loans to third-party underwriting service providers (USPs). If these USPs fail to adequately perform their underwriting services or place our coverage on loans we would deem ineligible, we could experience increased losses on loans underwritten by them and our customer relationships could be negatively impacted.
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
There can be no assurance that the GSEs will continue to treat us as a qualified mortgage insurer in the future, and our failure to comply with the GSEs' final PMIERs could adversely impact our business, financial condition and operating results.
In January 2013, the GSEs approved NMIC as a qualified mortgage insurer, and with their approvals, imposed certain capitalization, operational and reporting conditions on NMIC (collectively the GSE Approval), most of which remain in effect until they are superseded on December 31, 2015 by the final PMIERs. Until the final PMIERs are effective, NMIC is subject to ongoing compliance with the conditions in the GSE Approval as well as the GSEs' existing respective eligibility requirements. The significant majority of insurance we write is on loans sold to the GSEs. As a result, our compliance with the GSE Approval, their existing eligibility requirements and, after December 31, 2015, the PMIERs is necessary to continue to successfully operate as a private mortgage insurer in the current market in the U.S. Even though we are currently GSE-approved, there can be no assurance that the GSEs will continue to treat us as a qualified mortgage insurer in the future. In addition, the GSEs may modify or change their interpretation of terms they require us to include in our mortgage insurance policies for loans purchased by them, requiring us to modify our terms of coverage or operational procedures in order to remain a GSE-qualified mortgage insurer, and such changes could have a material adverse impact on our financial position and operating results. Although not as likely, the GSEs could, in their own discretion, require additional limitations and/or conditions on certain of our activities and practices that are not currently in the GSE Approval, existing eligibility requirements or PMIERs in order for us to remain qualified. The GSEs may amend the PMIERs at any time. Additional requirements or conditions imposed by the GSEs could limit our operating flexibility and the areas in which we may write new business. If, in the future, either or both of the GSEs were to cease to consider us a qualified mortgage insurer and cease accepting our MI products, our financial condition and results of operations would be materially and adversely affected.
As a condition of the GSE Approval, we have agreed to limit NMIC's RTC ratio to no greater than 15 to 1 for the first three years of operations (expiring December 31, 2015) and at all times to maintain total statutory capital of at least $150 million. After that date, we agreed to comply with any financial requirements that are imposed in the GSEs' then existing Eligibility Requirements. On April 17, 2015, the FHFA published final updated PMIERs that will be effective on December 31, 2015 (Effective Date) for existing, GSE-approved private mortgage insurers, i.e. Approved Insurers. (Italicized terms have the same meaning that such terms have in the PMIERs.) By March 1, 2016, each Approved Insurer must certify to the GSEs that it fully complies with the PMIERs as of the Effective Date. If an Approved Insurer meets all of the PMIERs except the financial requirements, by March 31, 2016, that Approved Insurer must submit a transition plan to each GSE detailing how it will comply with the financial requirements not later than June 30, 2017 (Compliance Date). We expect that prior to the Effective Date, NMIC will have undertaken measures to fully comply with the PMIERs financial requirements as of the Effective Date or, by March 31, 2016, NMIC will submit a transition plan to the GSEs detailing how NMIC will fully comply with the PMIERs on the Compliance Date. If we are required to present a transition plan to the GSEs to meet their requirements, there is no certainty that the GSEs will agree to any proposed plan we submit to them. Even with a GSE approved transition plan, there is no assurance NMIC will be able to comply with the PMIER financial requirements by the Compliance Date.
NMIC's compliance with the PMIERs financial requirements by the Effective Date or by the Compliance Date under a transition plan will likely include raising additional capital, which is consistent with the Company's previous disclosures regarding the need for future capital raises to fund growth in its business. Capital options include debt, preferred equity or common equity and may be senior to our common stock and may result in dilution to you. No assurance as to the ultimate availability, costs or other terms of any such additional capital can be given at this time. Any such future capital raise would be conducted by means of a separate prospectus or other appropriate offering document and not by means of this report. Further, our efforts to raise capital may not be successful. If we are unable to raise additional capital or enter into alternative arrangements to reduce our RIF, we may not be able to successfully comply with the financial requirements by the Compliance Date. If this were to occur, we may lose our GSE eligibility, which would substantially impair our business prospects and adversely impact our financial position and operating results.
In addition, there is no assurance the GSEs will not make the PMIERs financial requirements more onerous in the future. In particular, the PMIERs provide that the table of factors that determine minimum required assets will be updated every two years or more frequently to reflect macroeconomic conditions or loan performance. If we are required under the PMIERs to increase the amount of available assets in order to support our business writings, the amount of capital our insurance subsidiaries are required to hold will increase, which may have a negative effect on our returns. Any such effect could have a negative impact on our flexibility to meet our business plans and our future operating results.
NMIC is required to maintain minimum capital under its agreements with certain states, and if NMIC falls below these capital requirements or exceeds certain RTC ratios, we could be required to cease writing business in these states, which would adversely impact our business, financial condition and operating results.
In connection with NMIC's applications for licensure in multiple states, including Wisconsin, we agreed to maintain NMIC's RTC ratio below certain thresholds that are lower than these states' statutory maximum RTC requirements. If our business grows faster (i.e. our RIF grows faster than expected) or is less profitable than expected (i.e. our revenues do not generate the return we expect), our actual RTC ratios over the short to mid-term could exceed our expected RTC ratios and could begin to approach the limits to which we are subject, which could require us to raise additional capital or enter into alternative arrangements to reduce our RIF, including through reinsurance. We can give no assurance that our efforts to raise capital or reduce our RIF would be successful. If we are unable to raise additional capital or enter into alternative arrangements to reduce our RIF, we may exceed these state-imposed capital requirements. If this were to occur, we may be required to cease transacting new business in these states, which would substantially impair our business and adversely impact our financial position and operating results.
Our insurance subsidiary is subject to state insurance department capital adequacy requirements, which if breached, could result in NMIC being required to cease writing new business in such states.
NMIC's principal regulator is the Wisconsin OCI. Under applicable Wisconsin law, as well as that of 15 other states, a mortgage insurer must maintain a minimum amount of statutory capital relative to the RIF in order for the mortgage insurer to continue to write new business. While formulations of minimum capital may vary in each jurisdiction that has such a requirement, the most common measure applied allows for a maximum permitted RTC ratio of 25 to 1. Wisconsin and certain other states, including California and Illinois, apply a substantially similar requirement referred to as minimum policyholders' position. Accordingly, if we fail to meet the capital adequacy requirements in one or more states, we could be required to suspend writing business in some or all of the states in which we do business.
We face intense competition for business in our industry from existing MI providers and potentially from new entrants. If we are unable to compete effectively, we may not be able to gain market share and our business may be adversely affected.
The MI industry is highly competitive. With seven private MI companies actively competing for business from the same residential mortgage originators, it is important that we continue to differentiate ourselves from the other companies who sell substantially similar products as ours. We compete with other private mortgage insurers based on our financial strength, underwriting guidelines, information security, product features, pricing, operating efficiencies, customer relationships, name recognition, reputation, the strength of management teams and field organizations, comprehensiveness of databases covering insured loans, effective use of technology and innovation in the delivery and servicing of insurance products and ability to execute. However, the existing MI companies, many of which have larger operations than we do and/or are part of larger diversified companies, have established relationships and infrastructure, personnel and other resources than we are anticipated to have during our initial years of operation. One or more of our competitors may seek to capture increased market share from government-supported insurance programs, such as the FHA, or from other MI companies by reducing pricing, offering alternative coverage and product options, including offerings for loans not intended to be sold to the GSEs, loosening their underwriting guidelines or relaxing risk management policies, which could, in turn, improve their competitive positions in the industry and negatively impact our ability to increase our market share. Competition within the MI industry could result in our loss of customers, lower premiums, riskier credit guidelines and other changes that could lower our revenues or increase our expenses. If our information technology systems are inferior to our competitors', existing and potential customers may choose our competitors' products over ours. If we are unable to compete effectively against our competitors and attract our target customers, our revenue may be adversely impacted and we may not be able to gain market share, which could adversely impact our growth and profitability.

In addition, most of our competitors, either directly or indirectly, offer certain ancillary services to mortgage lenders with which they also conduct MI business, including loan underwriting, training and other services. For various reasons, including related to resources or compliance, we may choose not to offer these services at all or not to offer them in a form that is comparable to the prevailing offerings of our competitors. If we choose not to offer these services, or if we were to offer ancillary services that are not well-received by the market and fail to perform as anticipated, we could be at a competitive disadvantage which could adversely impact our profitability.
Our underwriting and risk management policies and practices may not anticipate all risks and/or the magnitude of potential for loss as the result of unforeseen risks.
We have established underwriting and risk management policies and practices that seek to mitigate our exposure to borrower default risk in our insured loan portfolio by anticipating future risks and the magnitude of those risks. Our underwriting and risk management guidelines are based on what we believe to be the major factors that impact mortgage credit risk. Those factors include, among others, the borrower's credit strength, the loan product, origination practices of lenders, the percentage coverage and size of insured loans and the condition of the economy. In addition, there are certain types of loan characteristics relating to the individual loan or borrower that affect the risk potential for a loan, including its LTV, purpose and terms and the credit profile of the borrower. The presence of multiple higher-risk characteristics in a loan materially increases the likelihood of a claim on such a loan unless there are other characteristics to mitigate the risk.
The frequency and severity of claims we incur will be uncertain and will depend largely on general economic conditions, including rates of unemployment and home prices. To the extent that a risk is unforeseen or is underestimated in terms of magnitude of loss, our underwriting and risk management policies and practices may not completely insulate us from the effects of those risks. If these policies and practices do not correctly anticipate risk or the potential for loss, we may underwrite business for which we have not charged premium commensurate with the risk or we may establish our reserves at a level that does not accurately approximate our actual ultimate loss payments. Either one of these could result in materially adverse effects on our results.
Our insurance in force may be concentrated in specific geographic regions and could make our business highly susceptible to downturns in local economies, which could be detrimental to our financial condition.
We seek to diversify our insured loan portfolio geographically; however, the availability of business might lead to concentrations in specific regions in the U.S., which could make our business more susceptible to economic downturns in these regions. Our IIF and RIF is currently more heavily concentrated in California, primarily as a result of the location and timing of acquisition of new customers. A deterioration in local or national economic conditions in the mortgage market and other economic conditions, including home prices, levels of unemployment and interest rates or an increase in default rates in specific geographic areas or generally could have a material adverse effect on our operating results and financial position.
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
We establish loss reserves when we are notified that a loan we insure is in default for at least 60 days, based on management's estimate of claim rates and claim sizes, which are subject to uncertainties and are based on assumptions about certain estimation parameters that may be volatile. As a result, our actual ultimate claim payments on loans in default may materially exceed the amount of our corresponding loss reserves.
We are a relatively new company that commenced transacting mortgage insurance in April 2013. We do not anticipate a material level of losses (relative to written premiums or stockholders' equity) in the first few years of our operations. Our practice, consistent with U.S. GAAP for the MI industry, is to establish loss reserves only for loans that servicers have reported to us as being at least 60 days in default. We also establish reserves for estimated losses incurred on loans that have been in default for at least 60 days that have not yet been reported to us by the servicers (this is often referred to as incurred but not reported or IBNR).
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
Further, consistent with industry practice, our reserving method does not take account of losses that could occur from insured loans that are not in default. Thus, future potential losses that may develop from loans not currently in default are not reflected in our financial statements, except in the case where we are required to establish a premium deficiency reserve. As a result, future losses on loans that are not currently in default may have a material impact on future results if such losses emerge.
We may be required to establish a premium deficiency reserve if the net present value of our premiums and reserves is less than the net present value of our loss payments and expenses.
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
Even when housing values are stable or rising, mortgages with certain characteristics have higher probabilities of claims. These characteristics include loans with LTVs over 95% (or in certain markets that have experienced declining housing values, over 90%), lower credit scores, with lower scores tending to have higher probabilities of claims, or higher total debt-to-income ratios. Loans with combinations of these risk factors have a higher degree of layered risk. In general, we charge higher premiums for loans with higher risk characteristics. There is, however, no guarantee that our premiums will compensate us for the losses we incur on loans with higher risk characteristics. From time to time, in response to market conditions, we may change the types of loans that we insure and the guidelines under which we insure them, and in doing so, the concentration of insured loans with higher risk characteristics in our portfolio may increase. In addition, we may make exceptions to our underwriting guidelines on a loan-by-loan basis and for certain customer programs. Even though underwriting that falls outside of our guidelines would be on a case-by-case basis, we could incur greater than expected claims and claim payments on this business, which could negatively impact our revenues and operating results.
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

We are dependent on our information technology and telecommunications systems and third-party service providers, and termination of third-party contracts, systems failures, interruptions, or breaches of security could have a material adverse effect on us.
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
Our business is highly dependent upon the effective operation of our information technology systems, which process, transmit, store and protect large amounts of personal information of the borrowers whose mortgages we insure, in addition to the confidential, proprietary, financial and other information that are critical to our business. Furthermore, a significant portion of the communications between our employees and our customers and service providers depends on information technology and electronic information exchange. The security of our computer systems and networks, and those functions that we may outsource, are vulnerable to unauthorized access, interruptions or failures due to events that may be beyond our control, including, but not limited to, cyber attacks, natural disasters, theft, terrorist attacks, computer viruses, and general technology failures. Additionally, our employees and vendors may use portable computers or mobile devices which can be stolen, lost or damaged. We have adopted information security procedures and controls to safeguard our systems and the information that we process, transmit and store. Despite these efforts, we may not be able to anticipate or to implement effective preventive measures against all cyber threats, particularly because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers. Any compromise of the security of our information technology systems may result in loss of personally identifiable information, financial losses, loss of customers and the inability to transact business; would be costly and time-consuming to address and resolve an incident; could expose us to liability for damages, harm our reputation, subject us to regulatory scrutiny or expose us to civil litigation. If any of these were to occur, our business, financial condition and operating results could be adversely affected. Further, the technology errors and omissions coverage we maintain may be inadequate to cover any claims or costs associated with an incident that may occur in the future.
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
NMIH serves as the holding company for our insurance subsidiaries, NMIC and Re One, and does not have any significant operations of its own. NMIC is a mono-line insurance company restricted to writing residential MI business only, and Re One solely provides reinsurance to NMIC for purposes of compliance with statutory coverage limits. As a result, one of our principal sources of funds will be income from dividends and other distributions from these subsidiaries, including permitted payments under our tax and expense-sharing arrangements. Our dividend income is limited to upstream dividend payments from our subsidiaries, which dividends are restricted by agreements with the GSEs and various state insurance departments and by Wisconsin law. Under agreements with the GSEs, we are not permitted to extract dividends from our subsidiaries until December 31, 2015. In addition, NMIC has agreed with various state insurance regulators to restrict dividend payments until January 2016. In general, dividends in excess of prescribed limits are deemed "extraordinary" and require approval of the Wisconsin OCI. Further, it is possible that Wisconsin will adopt revised statutory provisions or interpretations of existing statutory provisions that could be more restrictive than those currently in effect or will otherwise take actions that may further restrict the ability of our insurance subsidiaries to pay dividends or make distributions or returns of capital. As a result of these dividend limitations, we do not expect to receive dividend income from our subsidiaries for several years, if at all. In addition, the expense-sharing arrangements between us and our subsidiaries, as amended, have been approved by the Wisconsin OCI, but such approval may be revoked at any time. If this were to occur, payments to us could be curtailed or limited which would adversely impact our business and operating results.
In addition, we could be required to provide additional capital support for NMIC and Re One if additional capital is required pursuant to our agreements with state departments of insurance, insurance laws and regulations or by the GSEs. If we were unable to meet our obligations, our insurance subsidiaries could lose GSE Approval and/or be required to cease writing business in one or more states, which would adversely impact our business, financial condition and operating results.
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
In November 2010, the U.S. adopted a new capital framework known as Basel III to amend the preexisting capital rules under Basel II, which have not yet been implemented for U.S. depository institutions or holding companies. The phase in period for U.S. banks to implement the Basel III regulations is for a duration of five years, which started on January 2, 2014. The regulations increase the amount of capital and the quality of the capital required to be held by banks. The regulations continue the current treatment for the risk weighting of residential mortgage assets and the treatment of mortgage insurance as reducing the risk weighting on mortgages where the borrower has made a down payment of less than 10% of the value of the residential property.
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
Implementation of the Dodd-Frank Act could negatively impact private mortgage insurers and the amount of insurance they can write, including if the definition of Qualified Residential Mortgage (QRM) results in a reduction of the number of low down payment loans available to be insured.
The Dodd-Frank Act required certain federal regulators to promulgate regulations providing for minimum credit risk-retention requirements in securitizations of residential mortgage loans that do not meet the definition of "qualified residential mortgages" (QRM). Congress directed these regulators to define QRM no broader than the definition of a qualified mortgage (QM). On October 24, 2014, the agencies issued the final QRM rule, with an effective date of February 23, 2015. The QRM rule provides for the required risk retention of 5%, and as directed by Congress, excludes QM from the risk retention requirements. In addition, the rule excludes from the risk retention rule mortgage-backed securities issued by Fannie Mae or Freddie Mac as a sponsor, during the duration of the GSEs' conservatorships, or by any limited-life regulatory entity succeeding to either GSE. To benefit from the exemption from risk retention, the GSEs in conservatorship and/or any limited life regulatory entity, as the sponsor, must fully guarantee the timely payment of principal and interest on all mortgage-backed securities issued.
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
The Dodd-Frank Act authorized the Consumer Financial Protection Bureau (CFPB) to issue regulations requiring a loan originator to determine whether, at the time a loan is originated, the consumer has a reasonable ability to repay the loan (ATR). The CFPB's final ATR rule went into effect on January 10, 2014. A subset of mortgages within the ATR rule is known as "qualified mortgage" or QM. QMs under the rule benefit from a statutory presumption of compliance with the ATR rule, thus potentially mitigating the risk of the liability of the creditor and assignees of the loan under TILA. We, along with other industry participants, have observed that the significant majority of covered loans made after the effective date of the CFPB's ATR rule have been QMs. We expect that most lenders will continue to be reluctant to make loans that do not qualify as QMs (either under specific underwriting guidelines in the rule or government or GSE underwriting guidelines) because absent full compliance with the ATR rule, such loans will not be entitled to a safe-harbor presumption of compliance with the ability-to-pay requirements. As a result, we believe ATR regulations have given rise to a subset of borrowers who cannot meet the regulatory QM standards, thus reducing the size of the residential mortgage market tied to such borrowers. It is difficult to predict with any certainty whether changes resulting from the QM rule will have a negative impact on the MI industry over time. Our business prospects and operating results could be adversely impacted if, and to the extent that, the QM regulations have the impact of reducing the size of the origination market.
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
In addition, under the QM regulations, mortgage insurance premiums that are payable at or prior to consummation of the loan are includible in points and fees unless, and to the extent that, such up-front premiums (UFP) are (i) less than or equal to the UFP charged by the FHA, and (ii) are automatically refundable on a pro rata basis upon satisfaction of the loan. (The FHA currently charges UFP of 1.75% on all residential mortgage loans, but it has the authority to change its UFP from time to time.) The QM rule includes a limitation on points and fees of 3% of the total loan amount. As inclusion of MI premiums towards the 3% cap will reduce the capacity for other points and fees in covered transactions, mortgage originators may be less likely to purchase single premium MI products to the extent that the associated premiums are deemed to be points and fees. In general, lender paid mortgage insurance premiums are not counted in the consideration of the borrower's monthly payment or in the 3% points and fees determination. As a result, we believe there is greater demand for lender-paid single premium products, including lender-paid single premium products that may be discounted, compared to borrower-paid single premium products. This increased demand may have an adverse impact on our business, financial condition and operating results to the extent that borrower-paid single premium products are more profitable than lender-paid single premium products.
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
The U.S. MI industry and our insurance subsidiaries are subject to comprehensive federal and state regulation, which has increased in recent years as a result of the most recent financial crisis. Increased federal or state regulatory scrutiny could lead to new legal precedents, new regulations or new practices, or regulatory actions or investigations, which could adversely affect our financial condition and operating results. Given the recent significant losses incurred by many insurers in the mortgage and financial guaranty industries, we and our industry may be subject to heightened scrutiny by insurance regulators. In June 2015, the Wisconsin OCI sent a letter to all active mortgage insurers requesting that each company, including NMIC, respond to a number of inquiries, including whether the company has offered customized terms or rates. Although their scope varies, state insurance laws generally grant broad supervisory powers to state insurance regulatory authorities to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect to the insurance business. These state insurance regulatory authorities could take actions that could materially impact the types of products and services we and our industry are permitted to offer, including requiring us (and other MI companies) to modify our current business practices. Further, failure to comply with the various federal and state regulations promulgated by federal consumer protection authorities and state insurance regulatory authorities could lead to enforcement or disciplinary action, including the imposition of penalties and the revocation of our authorization to operate.
State insurance regulators also have the authority to make changes to capital requirements. The National Association of Insurance Commissioners (NAIC) has formed a working group to explore whether the states should adopt more robust rules regulating mortgage insurers, including, among other things, strengthened capital requirements, underwriting standards, claims practices and market conduct. We, along with other MI companies, are working with the Mortgage Guaranty Insurance Working Group of the Financial Condition (E) Committee of the NAIC (Working Group). The Working Group will determine and make a recommendation to the Financial Condition (E) Committee of the NAIC as to what changes, if any, the Working Group believes are necessary to the solvency regulation of MI companies, including changes to the Mortgage Guaranty Insurers Model Act (Model #630). We have provided feedback to the Working Group since early 2013. The Working Group's discussions are ongoing and the ultimate outcome of these discussions and any potential actions taken by the NAIC cannot be predicted at this time. If the Working Group proposes that the NAIC adopt more stringent capital requirements, this could ultimately lead to NMIC being obligated to hold more capital for its insured business, which would reduce our profitability compared to the profitability we expect under the existing capital requirements.
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
Changes in interest rates, house prices or mortgage insurance cancellation requirements may change the length of time that our policies remain in force .
The premium from a single premium policy is collected up front and generally earned over the estimated life of the policy. In contrast, premiums from a monthly premium policy are received and earned each month over the life of the policy. In each year, most of our premiums will be from insurance that has been written in prior years. As a result, the length of time insurance remains in force, which is also generally referred to as persistency, is a significant determinant of our revenues. A lower level of persistency could reduce our future revenues, particularly with respect to our monthly-paid premium products. In contrast, a higher than expected persistency rate will decrease the profitability from single premium policies because they will remain in force longer than was estimated when the policies were written. The factors affecting persistency include:

•
the level of current mortgage interest rates compared to the mortgage rates on the IIF, which affects the vulnerability of the IIF to refinancings (i.e., lower current interest rates make it more attractive for borrowers to refinance and receive a lower interest rate); and

•	mortgage insurance cancellation policies of mortgage investors, along with the current value of the homes underlying the mortgages in the IIF.
Current mortgage interest rates are at or near historic lows. Future premiums on our IIF represent a material portion of our claims paying resources. We are unsure what the impact on our revenues will be as mortgages are refinanced, because the number of policies we write for replacement mortgages may be more or less than the terminated policies associated with the refinanced mortgages. Given this dynamic, our expected revenues from monthly premium policies in particular might be negatively impacted if there is a higher than expected level of refinance activity in the future.
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
Our revenues, in part, depend on the volume of low down payment loan originations and may be negatively affected if the volume declines. The factors that affect the volume of low down payment loan originations include, among other things:

•	restrictions on mortgage credit due to more stringent underwriting standards, more restrictive regulatory requirements and liquidity issues affecting lenders;

•	the level of loan interest rates and deductibility of mortgage interest for income tax purposes;

•	the health of the real estate industry and the national economy as well as the conditions in regional and local economies;

•	housing affordability;

•	population trends, including the rate of household formation;

•	the rate of home price appreciation, which in times of heavy refinancing can affect whether refinance loans have LTVs that require MI;

•	U.S. government housing policy encouraging loans to first-time homebuyers; and

•	the extent to which the GSEs' guaranty and other fees, credit underwriting guidelines and other business terms affect lenders' willingness to extend credit for low down payment mortgages.
A decline in the volume of low down payment loan originations could decrease demand for MI, decrease our NIW and therefore reduce our revenues and have an adverse effect on our operating results.
The U.S. MI industry is, and as a participant we will be, subject to litigation and regulatory enforcement risk generally.
We operate in highly regulated industries that inherently pose a heightened risk of litigation and regulatory proceedings. As a result, the members of the MI industry, including us, face litigation risk, including the risk of class action lawsuits, and administrative enforcement by federal agencies in the ordinary course of operations. Litigation and enforcement actions relating to capital markets transactions and securities-related matters in general has increased as a result of the most recent financial crisis. Consumers continue to bring lawsuits against home mortgage lenders and settlement service providers. We currently are not a party to litigation or subject to any enforcement actions; however, such proceedings could arise in the future. The cost to defend, and the ultimate resolution of, any such action or proceeding could have a material adverse impact on our business, financial condition and results of operations.

Mortgage insurers have been involved in litigation alleging violations of the Real Estate Settlement Procedures Act (RESPA). Among other things, RESPA generally precludes mortgage insurers from paying referral fees to mortgage lenders for the referral of MI business. This limitation also can prohibit providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that mortgage lenders provide that are higher than their reasonable or fair market value, in exchange for the referral of MI business. Various regulators, including the CFPB, state insurance commissioners and state attorneys general may bring actions seeking various forms of relief in connection with alleged violations of the referral fee limitations of RESPA, as well as by private litigants in class actions. The insurance law provisions of many states also prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition.
In the past, a number of lawsuits have challenged the actions of other MI companies under RESPA, alleging that the insurers have violated the referral fee prohibition by entering into captive reinsurance arrangements or providing products or services to mortgage lenders at improperly reduced prices in return for the referral of MI. In addition to these private lawsuits, other MI companies received Civil Investigative Demands from the CFPB and state insurance regulators as part of their respective investigations to determine whether mortgage lenders and mortgage insurance providers engaged in acts or practices in connection with their captive mortgage insurance arrangements in violation of the RESPA and state insurance laws. In 2013, the CFPB entered into consent orders with five other MI companies settling the CFPB's allegations related to those MI companies' respective captive arrangements. We do not currently have any captive reinsurance arrangements and are not currently subject to RESPA-related actions by federal and state regulators. Should we become a party to an action by any of these various regulators, the ultimate outcome is difficult to predict, and it is possible that any outcome could be negative to us specifically or the industry in general and such a negative outcome could have an adverse effect on our business, financial position and operating results.
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
As of July 31, 2015, we had 58,740,100 shares of our common stock issued and outstanding. Of the outstanding shares of our common stock, the shares held by a person (or persons whose shares are aggregated) who is not deemed to be an affiliate of ours at any time during the three months preceding a sale, and who has beneficially owned restricted securities within the meaning of Rule 144 of the Securities Act may be eligible for resale in the public market under Rule 144 under the Securities Act subject to applicable restrictions under Rule 144. Sales of substantial amounts of our common stock in the public market in the future, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and place that we deem appropriate.
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
We are an emerging growth company (EGC) and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
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

•
provide our Board the ability to issue undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may grant preferred holders voting, special approval, dividend or other rights or preferences superior to the rights of the holder of common stock;

•	provide our Board the ability to issue common stock and warrants within the amount of authorized capital;

•
provide that, subject to the rights of the holders of any series of preferred stock with respect to such series of preferred stock, any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of our stockholders and may not be effected by any consent in writing by such stockholders; and

•
provide that stockholders seeking to bring business before our annual meeting of stockholders, or to nominate candidates for election as directors at our annual meeting of stockholders, generally must provide timely advance notice of their intent in writing and certain other information not less than 90 days nor more than 120 days prior to the meeting.

These provisions, alone or together, could delay hostile takeovers and changes of control of the Company or changes in our management.
As a Delaware corporation, we are also subject to anti-takeover provisions of Delaware law. The Delaware General Corporation Law (the DGCL) provides that stockholders are not entitled the right to cumulate votes in the election of directors unless a corporation's certificate of incorporation provides otherwise. Our certificate of incorporation does not provide for cumulative voting in the election of directors.
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

NMI HOLDINGS, INC.
August 4, 2015	By: /s/ Glenn M. Farrell
Name: Glenn M. Farrell Title: Chief Financial Officer and Duly Authorized Signatory

EXHIBIT INDEX

Exhibit Number	Description

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

10.12 ~	Offer Letter by and between NMI Holdings, Inc. and Glenn Farrell, effective December 4, 2014 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 9, 2014)
10.13
Form of Indemnification Agreement between NMI Holdings, Inc. and its directors and certain executive officers (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on November 25, 2014)

10.14 +
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

10.15 ~	NMI Holdings, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference to Appendix A to our 2014 Annual Proxy Statement, filed on March 26, 2014)
10.16 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Chief Executive Officer and President (incorporated herein by reference to Exhibit 10.18 to our Form 10-K, filed on February 20, 2015)

10.17 ~
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

10.21 ~	Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Phantom Unit Award Agreement for Independent Directors
21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014
(ii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and
            2014
(iii) Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2015 and the year ended December 31, 2014
(iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and
(v) Notes to Consolidated Financial Statements

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