Form 10-Q
period 2015-09-30
NMI Holdings, Inc.
filed 2015-10-30
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-36174
NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	45-4914248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Powell Street, Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on October 28, 2015 was 58,743,867 shares.

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

•
changes in the business practices of Fannie Mae and Freddie Mac (collectively, the GSEs), including implementation of the new Private Mortgage Insurer Eligibility Requirements (PMIERs) or decisions that have the impact of decreasing or discontinuing the use of mortgage insurance as credit enhancement;

•	our ability to remain a qualified mortgage insurer under the PMIERs and other requirements imposed by the GSEs, which they may change at any time;

•	actions of existing competitors, including governmental agencies like the Federal Housing Administration (FHA) and the Veterans Administration (VA), and potential market entry by new competitors;

•	adoption of new or changes to existing laws and regulations or their enforcement and implementation by regulators;

•	changes to the GSEs' role in the secondary mortgage market or other changes that could affect the residential mortgage industry generally or mortgage insurance in particular;

•
potential future lawsuits, investigations or inquiries or resolution of current inquiries, including a June 2015 letter from the Wisconsin Office of the Commissioner of Insurance (Wisconsin OCI) requesting that each mortgage insurance company, including National Mortgage Insurance Corporation, respond to a number of inquiries related to whether the company has offered customized terms or rates;

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

•	our ability to attract and retain a diverse customer base, including the largest mortgage originators;

•	failure of risk management or pricing or investment strategies;

•	emergence of unexpected claim and coverage issues, including claims exceeding our reserves or amounts we had expected to experience;

•	failure to maintain, improve and continue to develop necessary information technology systems or the failure of technology providers to perform; and

•	ability to recruit, train and retain key personnel.
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report on Form 10-Q, including the exhibits hereto. In addition, for additional discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner, you should review the "Risk Factors" detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and as subsequently updated in other reports we file from time to time with the U.S. Securities and Exchange Commission (SEC).
Unless expressly indicated or the context requires otherwise, the terms "we," "our," "us" and "Company" in this document refer to NMI Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries on a consolidated basis.

PART I

Item 1. Financial Statements and Supplementary Data

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2015	December 31, 2014
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $316,639 and $337,718 as of September 30, 2015 and December 31, 2014, respectively)	$314,455	$336,501
Cash and cash equivalents	132,791	103,021
Premiums receivable	3,986	1,048
Accrued investment income	1,679	1,707
Prepaid expenses	1,783	2,054
Deferred policy acquisition costs, net	12,181	2,985
Software and equipment, net	13,902	11,806
Intangible assets and goodwill	3,634	3,634
Other assets	2,486	509
Total assets	$486,897	$463,265

Liabilities
Unearned premiums	$62,072	$22,069
Reserve for insurance claims and claim expenses	358	83
Accounts payable and accrued expenses	14,230	10,646
Warrant liability, at fair value	1,899	3,372
Deferred tax liability	137	137
Total liabilities	78,696	36,307
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 58,743,867 and 58,428,548 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively (250,000,000 shares authorized)	587	584
Additional paid-in capital	568,090	562,911
Accumulated other comprehensive loss, net of tax	(4,574)	(3,607)
Accumulated deficit	(155,902)	(132,930)
Total shareholders' equity	408,201	426,958
Total liabilities and shareholders' equity	$486,897	$463,265
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenues	(In Thousands, except for share data)
Net premiums written	$35,360	$9,661	$68,629	$19,890
Increase in unearned premiums	(22,526)	(5,761)	(40,003)	(11,993)
Net premiums earned	12,834	3,900	28,626	7,897
Net investment income	1,884	1,342	5,168	4,299
Net realized investment (losses) gains	(15)	134	952	134
Total revenues	14,703	5,376	34,746	12,330
Expenses
Insurance claims and claims expenses	181	(26)	279	2
Underwriting and operating expenses	19,653	17,895	58,912	55,833
Total expenses	19,834	17,869	59,191	55,835
Other income
Gain from change in fair value of warrant liability	332	1,240	1,473	3,009
Gain from settlement of warrants	—	—	—	37
Loss before income taxes	(4,799)	(11,253)	(22,972)	(40,459)
Income tax benefit	—	(277)	—	(1,574)
Net loss	$(4,799)	$(10,976)	$(22,972)	$(38,885)

Net loss per share
Basic and diluted loss per share	$(0.08)	$(0.19)	$(0.39)	$(0.67)
Weighted average common shares outstanding	58,741,328	58,363,334	58,650,043	58,239,251

Net loss	$(4,799)	$(10,976)	$(22,972)	$(38,885)
Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains in accumulated other comprehensive loss, net of tax (benefit) expense of $0 and ($488) for the three months ended September 30, 2015 and 2014, respectively, and $0 and $2,176 for the nine months ended September 30, 2015 and 2014, respectively	(483)	(709)	(15)	3,165
Reclassification adjustment for losses (gains) included in net loss, net of tax expense of $0, and $0 for the three months ended September 30, 2015 and 2014, respectively, and $0 and $0 for the nine months ended September 30, 2015 and 2014, respectively	15	—	(952)	—
Other comprehensive (loss) income, net of tax	(468)	(709)	(967)	3,165
Comprehensive loss	$(5,267)	$(11,685)	$(23,939)	$(35,720)
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
	(In Thousands)
Balances, January 1, 2014	58,052,480	$581	$553,707	$(7,047)	$(84,024)	$463,217
Common stock: class A shares issued under related to warrants	1,115	*	13	—	—	13
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	374,953	3	11	—	—	14
Share-based compensation expense	—	—	9,180	—	—	9,180
Change in unrealized investment gains/losses, net of tax of $2,390	—	—	—	3,440	—	3,440
Net loss	—	—	—	—	(48,906)	(48,906)
Balances, December 31, 2014	58,428,548	584	562,911	(3,607)	(132,930)	426,958
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	315,319	3	(682)	—	—	(679)
Share-based compensation expense	—	—	5,861	—	—	5,861
Change in unrealized investment gains/losses, net of tax of $0	—	—	—	(967)	—	(967)
Net loss	—	—	—	—	(22,972)	(22,972)
Balances, September 30, 2015	58,743,867	$587	$568,090	$(4,574)	$(155,902)	$408,201

*	During 2014, we issued 1,115 common shares with a par value of $0.01 related to the exercise of warrants, which is not identifiable in this schedule due to rounding.
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2015	2014
Cash flows from operating activities	(In Thousands)
Net loss	$(22,972)	$(38,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized investment gains	(952)	(134)
Gain from change in fair value of warrant liability	(1,473)	(3,009)
Depreciation and other amortization	3,646	6,603
Share-based compensation expense	5,895	6,874
Noncash intraperiod tax allocation	—	(1,574)
Changes in operating assets and liabilities:
Accrued investment income	28	708
Premiums receivable	(2,938)	(383)
Prepaid expenses	271	422
Deferred policy acquisition costs, net	(9,196)	(1,561)
Other assets	453	(612)
Unearned premiums	40,003	11,993
Reserve for insurance claims and claims expenses	275	2
Accounts payable and accrued expenses	3,131	3
Net cash provided by (used in) operating activities	16,171	(19,553)
Cash flows from investing activities
Purchase of fixed-maturity investments, available-for-sale	(111,215)	(4,359)
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	129,666	112,132
Purchase of software and equipment	(4,173)	(6,641)
Net cash provided by investing activities	14,278	101,132
Cash flows from financing activities
Issuance of common stock	415	1,086
Taxes paid related to net share settlement of equity awards	(1,094)	(1,072)
Gain from settlement of warrants	—	(37)
Net cash used in financing activities	(679)	(23)

Net increase in cash and cash equivalents	29,770	81,556
Cash and cash equivalents, beginning of period	103,021	55,929
Cash and cash equivalents, end of period	$132,791	$137,485
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation
NMI Holdings, Inc. (NMIH) is a Delaware corporation, incorporated in May 2011, to provide private mortgage guaranty insurance (which we refer to as mortgage insurance or MI) through its wholly owned insurance subsidiaries, National Mortgage Insurance Corporation (NMIC) and National Mortgage Reinsurance Inc One (Re One). Freddie Mac and Fannie Mae each approved NMIC as an eligible mortgage insurer, on January 15, 2013 and January 16, 2013, respectively, which approvals are conditioned upon NMIC maintaining certain conditions, generally through the end of 2015 (GSE Approval). In April 2013, NMIC, our primary insurance subsidiary, wrote our first mortgage insurance policy. NMIC is fully licensed to write mortgage insurance in all 50 states and D.C. In August 2015, NMIH capitalized with $0.5 million a wholly owned subsidiary, NMI Services, Inc., through which we expect to offer outsourced loan review services to mortgage loan originators starting in the fourth quarter of 2015.
As of September 30, 2015, we had $10.6 billion of primary insurance in force (IIF) and $4.3 billion of pool IIF, with $2.6 billion of primary risk-in-force (RIF) and $93.1 million of pool RIF.
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
Earnings per Share
Basic net loss per share is based on the weighted-average number of common shares outstanding, while diluted net loss per share is based on the weighted-average number of common shares outstanding and common stock equivalents that would be issuable upon the exercise of stock options, other share-based compensation arrangements, and the dilutive effect of outstanding warrants. As a result of our net losses for the nine months ended September 30, 2015 and 2014, 6,311,956 and 5,854,306, respectively, of our common stock equivalents we issued under share-based compensation arrangements and warrants were not included in the calculation of diluted net loss per share as of such dates because they were anti-dilutive.
Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs (DAC). For each book year of business, these costs are amortized to expense in proportion to estimated gross profits over the estimated life of the policies. Total amortization of DAC for the nine months ended September 30, 2015 and 2014 were $1.8 million and $108 thousand, respectively.
Premium Deficiency Reserves
We consider whether a premium deficiency exists at each fiscal quarter using best estimate assumptions as of the testing date. Per Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 944, a premium deficiency reserve shall be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. We have determined that no premium deficiency reserves were necessary for the nine months ended September 30, 2015 or 2014.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to provide a consistent approach in recognizing revenue. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, ASU 2015-14 deferred the provisions of ASU 2014-09 to be effective for interim and annual periods

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of this ASU will have on the consolidated financial statements.
Reclassifications
Certain items in the financial statements as of September 30, 2015 and for the periods ended September 30, 2014 have been reclassified to conform to the current period's presentation. There was no effect on net income or shareholders' equity previously reported.
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
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of September 30, 2015	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$68,243	$86	$(106)	$68,223
Municipal debt securities	11,001	7	(24)	10,984
Corporate debt securities	179,650	486	(2,793)	177,343
Asset-backed securities	57,745	288	(128)	57,905
Total investments	$316,639	$867	$(3,051)	$314,455

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2014	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$68,911	$7	$(573)	$68,345
Municipal debt securities	12,009	27	(73)	11,963
Corporate debt securities	200,358	883	(1,456)	199,785
Asset-backed securities	56,440	222	(254)	56,408
Total investments	$337,718	$1,139	$(2,356)	$336,501
Scheduled Maturities
The amortized cost and fair values of available for sale securities at September 30, 2015 and December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

As of September 30, 2015	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$17,951	$17,971
Due after one through five years	149,970	150,086
Due after five through ten years	72,232	70,149
Due after ten years	18,741	18,344
Asset-backed securities	57,745	57,905
Total investments	$316,639	$314,455

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of December 31, 2014	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$6,110	$6,125
Due after one through five years	195,492	194,472
Due after five through ten years	54,360	53,891
Due after ten years	25,316	25,605
Asset-backed securities	56,440	56,408
Total investments	$337,718	$336,501
Aging of Unrealized Losses
At September 30, 2015, the investment portfolio had gross unrealized losses of $3.1 million, $0.5 million of which has been in an unrealized loss position for a period of 12 months or greater. We did not consider these securities to be other-than-temporarily impaired as of September 30, 2015. We based our conclusion that these investments were not other-than-temporarily impaired at September 30, 2015 on the following facts: (i) the unrealized losses were primarily caused by interest rate movements since the purchase date; (ii) we do not intend to sell these investments; and (iii) we do not believe that it is more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may not occur until maturity. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of September 30, 2015		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	2	$12,740	$(57)	4	$19,990	$(49)	6	$32,730	$(106)
Municipal debt securities	—	—	—	2	4,976	(24)	2	4,976	(24)
Corporate debt securities	34	96,420	(2,473)	5	13,589	(320)	39	110,009	(2,793)
Assets-backed securities	5	8,773	(71)	3	9,273	(57)	8	18,046	(128)
Total investments	41	$117,933	$(2,601)	14	$47,828	$(450)	55	$165,761	$(3,051)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2014		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	4	$7,228	$(33)	10	$49,884	$(540)	14	$57,112	$(573)
Municipal debt securities	1	3,232	(18)	1	1,695	(55)	2	4,927	(73)
Corporate debt securities	26	60,334	(559)	22	65,806	(897)	48	126,140	(1,456)
Assets-backed securities	3	10,614	(57)	4	20,047	(197)	7	30,661	(254)
Total investments	34	$81,408	$(667)	37	$137,432	$(1,689)	71	$218,840	$(2,356)
Net Investment Income
For the three and nine months ended September 30, 2015, net investment income was comprised of $2.0 million and $5.5 million of investment income from fixed maturities and $0.1 million and $0.3 million of investment expenses, respectively, compared to $1.5 million and $4.7 million of investment income from fixed maturities and $0.1 million and $0.4 million of investment expenses for the three and nine months ended September 30, 2014, respectively.
As of September 30, 2015 and December 31, 2014, there were approximately $7.0 million of cash and investments in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Realized Investment Gains (Losses)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Gross realized investment gains	$266	$566	$1,526	$566
Gross realized investment losses	(281)	(432)	(574)	(432)
Net realized investment (losses) gains	$(15)	$134	$952	$134
3. Fair Value of Financial Instruments
The following is a list of those assets and liabilities that are measured at fair value by hierarchy level:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2015	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$41,404	$26,819	$—	$68,223
Municipal debt securities	—	10,984	—	10,984
Corporate debt securities	—	177,343	—	177,343
Asset-backed securities	—	57,905	—	57,905
Cash and cash equivalents	132,791	—	—	132,791
Total assets	$174,195	$273,051	$—	$447,246
Warrant liability	$—	$—	$1,899	$1,899
Total liabilities	$—	$—	$1,899	$1,899

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2014	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$39,176	$29,169	$—	$68,345
Municipal debt securities	—	11,963	—	11,963
Corporate debt securities	—	199,785	—	199,785
Asset-backed securities	—	56,408	—	56,408
Cash and cash equivalents	103,021	—	—	103,021
Total assets	$142,197	$297,325	$—	$439,522
Warrant liability	$—	$—	$3,372	$3,372
Total liabilities	$—	$—	$3,372	$3,372

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a roll-forward of Level 3 liabilities measured at fair value:

	For the nine months ended September 30,
Warrant Liability	2015	2014
	(In Thousands)
Balance, January 1	$3,372	$6,371
Change in fair value of warrant liability included in earnings	(1,473)	(3,009)
Issuance of common stock on warrant exercise	—	(13)
Gain on settlement of warrants	—	(37)
Balance, September 30	$1,899	$3,312
We revalue the warrant liability quarterly using a Black-Scholes option-pricing model, in combination with a binomial model, and we value the pricing protection features within the warrants using a Monte-Carlo simulation model. As of September 30, 2015, the assumptions used in the option-pricing model were as follows: a common stock price as of September 30, 2015 of $7.60, risk free interest rate of 1.56%, expected life of 6.00 years, expected volatility of 32.7% and a dividend yield of 0%. The change in fair value is primarily attributable to a decline in the price of our common stock from December 31, 2014 to September 30, 2015.
4. Reserves for Insurance Claims and Claims Expenses
We establish claim reserves to recognize the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. Our method, consistent with industry practice, is to establish claim reserves only for loans in default. Our claim reserves also include amounts for estimated claims incurred on loans that have been in default for at least 60 days that have not yet been reported to us by the servicers, often referred to as IBNR. As of September 30, 2015, we have established reserves for insurance claims of $358 thousand for twenty primary loans in default. We settled our first primary claim in July 2015 for $4 thousand.
In 2013, we entered into a pool insurance agreement with Fannie Mae. We only establish claim or IBNR reserves for pool risk if we expect claims to exceed the deductible under the pool agreement, which represents the amount of claims absorbed by Fannie Mae before we are obligated to pay any claims. At September 30, 2015, thirty-six loans in the pool were past due by sixty days or more. These thirty-six loans represent approximately $2.4 million in RIF. Due to the remaining deductible of $10.3 million, the level of notices of default (NODs) reported through September 30, 2015 and the expected severity (all loans in the pool have loan-to-value ratios (LTVs) under 80%), we have not established any pool reserves for claims or IBNR for the three and nine months ended September 30, 2015 and 2014. In connection with settlement of pool claims, we applied $18 thousand to the pool deductible through September 30, 2015. We have not paid any pool claims to date.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claims expenses:

	For the nine months ended September 30,
	2015	2014
	(In Thousands)
Balance, January 1	$83	$—

Claims incurred:
Claims and claim expenses incurred:
Current year	358	2
Prior years	(79)	—
Total claims incurred	279	2

Claims paid:
Claims and claim expenses paid:
Current year	—	—
Prior years	4	—
Total claims paid	4	—

Balance, September 30	$358	$2
There was a $79 thousand favorable prior year development during the nine months ended September 30, 2015. There were no reserves remaining for defaults occurring in prior years as of September 30, 2015 as a result of NOD cures and claim payments. The decrease in the period is generally the result of ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we learn additional information about individual defaults and claims.
5. Warrants
In April 2012, we issued 992,000 warrants with an aggregate fair value of $5.1 million upon the completion of a private placement of our securities and in conjunction with the acquisition of our insurance subsidiaries. Each warrant gives the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00.
Upon exercise of these warrants, the amounts are reclassified from warrant liability to additional paid-in capital. During the first quarter of 2014, 7,790 warrants were exercised and we issued 1,115 Class A common shares via a cashless exercise. Upon exercise we recognized a gain of approximately $37 thousand. No warrants have been exercised for the nine months ended September 30, 2015.
We account for these warrants to purchase our common shares in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity.
6. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 35%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our effective income tax rate on our pre-tax loss was 0.0% for the three months ended September 30, 2015, compared to 2.5% for the comparable 2014 period. Our effective income tax rate on our pre-tax loss was 0.0% for the nine months ended September 30, 2015, compared to 3.9% for the comparable 2014 period. During those periods, the benefits from income taxes were eliminated or reduced by the recognition of a full valuation allowance which was recorded to reflect the amount of the deferred taxes that may not be realized.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Statutory Information
NMIC and Re One's combined statutory net loss, statutory surplus, contingency reserve and risk-to-capital (RTC) ratios were as follows:

As of and for the nine months and year ended September 30, 2015 and December 31, 2014, respectively	September 30, 2015	December 31, 2014
	(In Thousands)
Statutory net loss	$(38,591)	$(47,961)
Statutory surplus	201,140	236,738
Contingency reserve	23,714	9,401
Risk-to-Capital	11.8:1	3.6:1
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following analysis should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2014, for a more complete understanding of our financial position and results of operations. In addition, investors should review the "Cautionary Note Regarding Forward-Looking Statements" above and the "Risk Factors" detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and as subsequently updated in reports we file with the SEC, for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year or for any other period.
Overview
We provide MI through our insurance subsidiaries. Our primary insurance subsidiary, NMIC, is a qualified MI provider on loans purchased by the GSEs and is licensed in all 50 states and D.C. to issue mortgage insurance. Our reinsurance subsidiary, Re One, solely provides reinsurance to NMIC on certain loans insured by NMIC to meet state statutory coverage limits. Our stock trades on the NASDAQ under the symbol "NMIH."
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
We had $10.6 billion of primary IIF and $4.3 billion of pool IIF as of September 30, 2015, compared to $3.4 billion of primary IIF and $4.7 billion of pool IIF as of December 31, 2014. As of September 30, 2015, our primary RIF was $2.6 billion compared to primary RIF of $801.6 million as of December 31, 2014. Pool RIF was $93.1 million as of September 30, 2015 and December 31, 2014.
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
Conditions and Trends Impacting Our Business
Customer Development
Our sales and marketing strategy is focused on increasing market share from existing customers and attracting new mortgage originator customers in the U.S. Since we started MI operations in April 2013, we have significantly increased our customer base and market share, and we expect to continue to acquire new customers and increase our market share with existing customers. We had 906 master policy holders as of September 30, 2015, compared to 664 as of September 30, 2014. Of those master policy holders, 391 or 43% were generating new insurance written (NIW) in the third quarter of 2015, compared to 180 or 27%, generating NIW in the third quarter of 2014.
New Insurance Written, Insurance in Force and Premiums
Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on an aggregated basis, in which each loan in a portfolio of loans is individually insured in a single transaction. MI may also be written in a pool policy, where a group of loans (or pool) are insured under a single contract. Pool insurance may have a stated aggregate loss limit for a pool of loans and may also have a deductible under which no losses are paid by the insurer until losses on the pool of loans exceed the deductible. In our industry, a "book" is a group of loans that an MI company insures in a particular period, normally a calendar year.

The table below shows primary and pool IIF, NIW and premiums written and earned. Single NIW and IIF includes policies written on an aggregated and flow basis.

Primary and pool IIF and NIW	As of and for the quarter ended				For the nine months ended
	September 30, 2015		June 30, 2015		September 30, 2015
	IIF	NIW	IIF	NIW	NIW
	(In Thousands)
Monthly	$5,087,431	$1,581,617	$3,616,951	$1,460,166	$3,960,480
Single	5,514,061	2,051,123	3,573,463	1,088,349	3,916,917
Primary	10,601,492	3,632,740	7,190,414	2,548,515	7,877,397

Pool	4,339,508	—	4,475,653	—	—
Total	$14,941,000	$3,632,740	$11,666,067	$2,548,515	$7,877,397

Primary and pool premiums written and earned	For the quarter ended
	September 30, 2015	June 30, 2015
	(In Thousands)
Net premiums written	$35,360	$20,347
Net premiums earned	12,834	8,856
Primary NIW increased 43% from the second quarter as a result of an increase in our primary flow business for the quarter ended September 30, 2015. Single NIW increased 88% over the second quarter of 2015 due to greater lender demand for our single premium mortgage insurance products. Single premiums written on an aggregated basis were 19% of total NIW in the third quarter, down from 24% in the prior quarter.
We set premiums at the time a policy is issued based on our expectations regarding likely performance over the term of coverage. Premium rates are impacted by the risk characteristics of each insured loan and by capital required to support particular products.  Capital charges for lender-paid policies will increase in 2016 pursuant to recently issued GSE capital requirements. See "Conditions and Trends Impacting our Business - GSE Oversight - GSE PMIERs", below. We expect our product mix and the average premium rate we charge on our monthly primary flow MI policies to be comparable with the industry in general. Premiums written and earned in a year are generally influenced by NIW, pricing and persistency. Additionally, premiums earned are influenced by the amortization of earnings over the policy life in accordance with the expiration of risk for policies covering more than one year.
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

Portfolio Statistics
The table below shows primary NIW, IIF, RIF, policies in force, the weighted average coverage and loans in default, by quarter, for the last five quarters.

Primary portfolio trends	As of and for the quarter ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(Dollars in Thousands)
New insurance written	$3,632,740	$2,548,515	$1,696,142	$1,692,187	$974,910
Insurance in force (1)	$10,601,492	$7,190,414	$4,835,248	$3,369,664	$1,812,956
Risk in force (1)	$2,553,347	$1,715,442	$1,145,602	$801,561	$435,722
Policies in force (1)	46,175	31,682	21,225	14,603	7,628
Weighted average coverage (2)	24.1%	23.9%	23.7%	23.8%	24.0%
Loans in default (count)	20	9	6	4	—
Risk in force on defaulted loans	$962	$528	$350	$208	$—

(1)	Reported as of the end of the period.

(2)	End of period RIF divided by IIF.
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
We monitor the concentrations of various risk attributes in our insurance portfolio. Generally, insuring loans made to borrowers with higher credit scores tends to result in a lower frequency of claims than with loans made to borrowers with lower credit scores. As of September 30, 2015, our primary IIF and RIF were made up of approximately 63% and 62%, respectively, of loans to borrowers who had credit scores at or above 740. Our primary weighted average FICO for NIW in the quarter ended September 30, 2015 was 751. Additionally, as of September 30, 2015, all loans in our insurance portfolio were full documentation loans, and approximately 3% of our RIF was on loans above 95% LTV. Our primary weighted average LTV for NIW in the quarter ended September 30, 2015 was 91%.
The table below reflects a summary of the change in total primary IIF for the three and nine months ended September 30, 2015 and 2014.

Primary IIF	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(In Thousands)
IIF, beginning of period	$7,190,414	$939,753	$3,369,664	$161,731
NIW	3,632,740	974,910	7,877,397	1,759,167
Cancellations and other reductions	(221,662)	(101,707)	(645,569)	(107,942)
IIF, end of period	$10,601,492	$1,812,956	$10,601,492	$1,812,956
Our persistency rate is the percentage of IIF that remains on our books after any twelve-month period. Because our insurance premiums are earned over the life of a policy, changes in persistency rates can have a significant impact on our earnings. The persistency rate on our portfolio was 77.3% at September 30, 2015. In recent quarters, we have experienced high volumes of single premium policy cancellations driven by refinance activity, which has contributed to lower persistency than generally expected. We believe single premium policy cancellations will decrease as interest rates rise.

The table below reflects a summary of our primary IIF and RIF by book year.

Primary IIF and RIF	As of September 30, 2015
	IIF	RIF
	(In Thousands)
2015, through September 30, 2015	$7,725,632	$1,862,737
2014	2,800,015	672,745
2013	75,845	17,865
Total	$10,601,492	$2,553,347
The table below reflects our total primary IIF, RIF and average loan size, by FICO.

	As of September 30, 2015
Primary	IIF		RIF		Average primary loan size
	(Dollars in Thousands)
>= 740	$6,673,029	63.0%	$1,587,567	62.2%	$237
680 - 739	3,492,541	32.9	859,823	33.7	221
620 - 679	435,922	4.1	105,957	4.1	205
<= 619	—	—	—	—	—
Total	$10,601,492	100.0%	$2,553,347	100.0%
The table below reflects the percentage of our primary RIF by loan type.

Percentage of Primary RIF by loan type	As of September 30, 2015

Fixed	97.5%
Adjustable rate mortgages:
Less than five years	—
Five years and longer	2.5
Total	100.0%
As of September 30, 2015, 100% of our pool RIF was comprised of insurance on fixed rate mortgages.

The following table reflects the percentage and policy count of our RIF by LTV. We calculate the LTV of a loan as a percentage of the original loan amount to the original value of the property securing the loan. In general, the lower the LTV the lower the likelihood of a default, and for loans that default, a lower LTV generally results in lower severity for a resulting claim, as the borrower has more equity in the property.

Total RIF by LTV	As of September 30, 2015
	% of Total RIF	Policy Count
Primary
95.01% and above	3.1%	1,520
90.01% to 95.00%	54.5	21,808
85.01% to 90.00%	34.0	14,803
80.01% to 85.00%	8.4	8,043
80.00% and below	—	1
Total primary	100.0%	46,175
Pool
80.00% and below	100.0%	19,296
Total pool	100.0%	19,296
Geographic Dispersion
The following tables show the distribution by state of our IIF and RIF, for both primary and pool insurance. As of September 30, 2015, our IIF and RIF continues to be relatively more concentrated in California, primarily as a result of the location and timing of the acquisition of new customers. With the broadening of our customer base, the concentration of primary IIF and RIF in California has declined from over 16% for both as of the end of 2014, to 14.0% and 13.2%, respectively, as of September 30, 2015. The distribution of risk across the states as of September 30, 2015 is not necessarily representative of the geographic distribution we expect in the future. As we add new customers and receive greater allocations of business from our existing customers, we expect we will have increased flexibility to manage our state concentration levels.

Top 10 primary IIF and RIF by state		IIF	RIF
As of September 30, 2015
1.	California	14.0%	13.2%
2.	Texas	6.9	7.1
3.	Florida	5.2	5.4
4.	Michigan	4.5	4.6
5.	Colorado	4.3	4.3
6.	Virginia	4.0	3.9
7.	Pennsylvania	3.8	3.9
8.	New Jersey	3.7	3.4
9.	Ohio	3.6	3.8
10.	Arizona	3.5	3.6
	Total	53.5%	53.2%

Top 10 pool IIF and RIF by state		IIF	RIF
As of September 30, 2015
1.	California	28.4%	27.8%
2.	Texas	5.3	5.4
3.	Washington	3.8	3.8
4.	Colorado	3.8	3.8
5.	Massachusetts	3.7	3.6
6.	Illinois	3.7	3.7
7.	Virginia	3.6	3.6
8.	New York	2.9	2.9
9.	New Jersey	2.8	2.8
10.	Florida	2.8	2.8
	Total	60.8%	60.2%
Reserve for Insurance Claims
Claims incurred is the current expense that is booked within a particular period to reflect actual and estimated claim payments that we believe will ultimately be made as a result of insured loans that are in default. We do not recognize an estimate of claim expense for loans that are not in default. As of September 30, 2015, we have established reserves for insurance claims of $358 thousand for our twenty primary loans in default compared to a reserve of $2 thousand for primary loans in default as of September 30, 2014. We have not established any reserves for pool claims or IBNR to date. For additional discussion of our reserves, see, Item 1, "Financial Statements and Supplementary Data - Notes to Condensed Consolidated Financial Statements - Note 4. Reserves for Insurance Claims and Claims Expenses."
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

•
we expect that the frequency of claims on our initial primary books of business should be between 2% and 3% of mortgages insured over the life of the book. For claims that we may receive, we expect the severity of the claim to be between 85% and 95% of the coverage amount. Based on these expectations, we estimate that the loss ratio over the life of each book will be between 20% and 25% of earned premiums. Until our portfolio matures, we expect our reported loss ratio will be less than 10%, due to loss development being generally insignificant in the early years of a loan cycle combined with strong growth in earned premiums on a year-over-year basis;

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
GSE PMIERs
On April 17, 2015, the Federal Housing Finance Agency published final updated PMIERs that will be effective on December 31, 2015 (Effective Date) for existing, GSE-approved private mortgage insurers, i.e., Approved Insurers. (Italicized terms have the same meaning that such terms have in the PMIERs, as described below.) The PMIERs establish operational, business, remedial and financial requirements applicable to Approved Insurers. Under the PMIER financial requirements, Approved Insurers must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an Approved Insurer’s net RIF, calculated by applying certain risk-based factors derived from tables set out in the PMIERs to the net RIF. The risk-based required asset amount for primary insurance is subject to a floor of 5.6% of total, performing, primary RIF, and the risk-based required asset amount for pool insurance considers both the factors in the tables and the net remaining stop loss for each pool insurance policy.
By March 1, 2016, each Approved Insurer must certify to the GSEs that it fully complies with the PMIERs as of the Effective Date. If an Approved Insurer meets all of the PMIERs except the financial requirements, by March 31, 2016, that Approved Insurer must submit a transition plan to each GSE detailing how it will comply with the financial requirements not later than June 30, 2017 (Compliance Date). We expect that prior to the Effective Date, NMIC will have undertaken measures to fully comply with the PMIERs financial requirements as of the Effective Date or, by March 31, 2016, NMIC will submit a transition plan to the GSEs detailing how NMIC will fully comply with the PMIERs on the Compliance Date. NMIC's compliance with the PMIERs financial requirements by the Effective Date or by the Compliance Date under a transition plan will likely include raising additional capital, which is consistent with the Company's previous disclosures regarding the need for future capital raises to fund growth in its business. Capital may be in the form of debt, equity, or a combination of both. Any such future capital raise would be conducted by means of a separate prospectus or other appropriate offering document and not by means of this report.
Capital Position of Our Insurance Subsidiaries
In addition to GSE-imposed capital requirements, NMIC is also subject to state regulatory minimum capital requirements based on its insured RIF. While formulations of this minimum capital may vary in each jurisdiction, the most common measure allows for a maximum permitted RTC ratio of 25 to 1.
As of September 30, 2015, NMIC's primary RIF was approximately $2.6 billion, representing insurance on a total of 46,175 policies in force, and pool RIF was approximately $93.1 million, representing insurance on a total of 19,296 loans. Based on NMIC's total statutory surplus of $206 million at September 30, 2015, NMIC's RTC ratio was 11.5:1, significantly below the GSE and state regulatory maximum RTC thresholds. Similarly, Re One had total statutory capital of $18 million at September 30, 2015, with a RTC ratio of 14.2:1. Under the final PMIERs financial requirements, as discussed previously in "GSE Oversight," NMIC will be held to a maximum risk-to-available assets ratio starting on the Effective Date. As of September 30, 2015, NMIC’s risk-to-available assets ratio under the final PMIERs was 11.6:1. If the PMIERs were effective as of September 30, 2015, the risk-based required asset amount would be approximately $164 million for our primary IIF and $31 million for our pool IIF.
As a condition of GSE Approval, we were required to obtain a financial strength rating for NMIC. In July 2015, Standard & Poor's (S&P) Ratings Services assigned its "BBB-" financial strength and long-term counter-party credit ratings to NMIC.   At the same time, S&P assigned its "BB-" long-term counter-party credit rating to NMIH.  S&P's outlook for both companies is "stable."
Competition
The MI industry is highly competitive and currently consists of seven private mortgage insurers, including NMIC, as well as governmental agencies like the FHA and the VA.
Private MI
In recent years, the MI industry has been in a state of transition. There are now seven MI companies serving the mortgage market. Given this dynamic, we expect that the pressure for industry participants to grow or maintain their market share will continue in the coming years. Our competitors' respective share of the private MI market at June 30, 2015 ranged from single percentage points penetration to a high of approximately 26%.
Competition with FHA
Although there has been broad policy consensus toward the need for private capital to play a larger role and government credit risk to be reduced in the U.S. housing finance system, recent action by the current administration has made it difficult to predict whether the market share of governmental agencies such as the FHA and VA will recede to historical levels. On January 26, 2015, the FHA reduced some of its single-family annual mortgage insurance premiums. To date, we have not experienced any significant impact from this premium reduction on our business. It is difficult to predict what, if any, material impact this premium reduction will have in the future as there are factors beyond premium rate that influence a lender's decision to choose private MI over FHA insurance, including among others, the FHA's loan eligibility requirements and loan size limits and the relative ease of use of private MI products compared to FHA products. However, we believe our pricing continues to be more attractive than the FHA's pricing for a substantial majority of borrowers with credit and loan characteristics similar to those whose loans we insure.
Consolidated Results of Operations

Consolidated statements of operations	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenues	(In Thousands)
Net premiums written	$35,360	$9,661	$68,629	$19,890
Increase in unearned premiums	(22,526)	(5,761)	(40,003)	(11,993)
Net premiums earned	12,834	3,900	28,626	7,897
Net investment income	1,884	1,342	5,168	4,299
Net realized investment (losses) gains	(15)	134	952	134
Total revenues	14,703	5,376	34,746	12,330
Expenses
Insurance claims and claims expenses	181	(26)	279	2
Underwriting and operating expenses	19,653	17,895	58,912	55,833
Total expenses	19,834	17,869	59,191	55,835
Other income
Gain from change in fair value of warrant liability	332	1,240	1,473	3,009
Gain from settlement of warrants	—	—	—	37
Loss before income taxes	(4,799)	(11,253)	(22,972)	(40,459)
Income tax benefit	—	(277)	—	(1,574)
Net loss	$(4,799)	$(10,976)	$(22,972)	$(38,885)
Revenues
For the three months ended September 30, 2015, we had net premiums written of $35.4 million and premiums earned of $12.8 million, compared to net premiums written of $9.7 million and premiums earned of $3.9 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, we had net premiums written of $68.6 million and premiums earned of $28.6 million, compared to net premiums written of $19.9 million and premiums earned of $7.9 million for the nine months ended September 30, 2014. The principal drivers of the increases in premiums written and earned for the periods presented were the continued growth of our NIW and IIF and the significant development of our customer base, including higher allocations of business to us from existing customers. Additionally, we had $860 thousand of earned premiums in the three months ended September 30, 2015 and $3.1 million for the nine months ended September 30, 2015 related to cancellations on single premium policies, compared to $785 thousand for the three months ended September 30, 2014 and $807 thousand for the nine months ended September 30, 2014. We believe single premium policy cancellations will decrease as interest rates rise as discussed previously in "Conditions and Trends Impacting our Business - New Insurance Written, Insurance in Force and Premiums."
We have incurred significant net operating losses since our inception, however we have seen our 2015 quarterly net losses decreasing steadily as our business has grown. Our net losses were $4.8 million and $11.0 million for the three months ended

September 30, 2015 and 2014, respectively, and $23.0 million and $38.9 million for the nine months ended September 30, 2015 and 2014, respectively. The primary driver of the decreases in net losses for the periods ended September 30, 2015, compared to the periods ended September 30, 2014 was the significant increase in premiums earned related to the addition of new customers and to higher allocations of business to us from existing customers.
Expenses
Our expenses have historically been related to business development activities. Although we expect our year-over-year expenses to increase as we grow our business, we ultimately expect that the majority of our operating expenses will be relatively fixed in the long term. As our business matures we are targeting our expense ratio (expenses to premiums written) to fall into a range of 20% to 25%. Until our business matures, our expense ratio is expected to be significantly higher than this range given the low levels of premium written compared to our "fixed" costs customary to operating a mortgage insurance company.
Employee compensation represents the majority of our operating expense. Payroll and related expense increased year-over-year primarily as a result of the addition of new employees and other compensation related expenses, including benefits, bonuses and accrued severance. Our headcount grew from 186 at September 30, 2014 to 225 at September 30, 2015. Underwriting and operating expenses also include costs related to policy acquisition, technology, professional services and facilities.

Consolidated balance sheets	September 30, 2015	December 31, 2014
	(In Thousands)
Total investment portfolio	$314,455	$336,501
Cash and cash equivalents	132,791	103,021
Deferred policy acquisition costs, net	12,181	2,985
Software and equipment, net	13,902	11,806
Other assets	13,568	8,952
Total assets	$486,897	$463,265
Unearned premiums	$62,072	$22,069
Reserve for insurance claims and claims expenses	358	83
Accounts payable and accrued expenses	14,230	10,646
Warrant liability	1,899	3,372
Deferred tax liability	137	137
Total liabilities	78,696	36,307
Total shareholders' equity	408,201	426,958
Total liabilities and shareholders' equity	$486,897	$463,265
As of September 30, 2015, we had approximately $447 million in cash and investments, of which $161 million was held at NMIH. We ultimately plan to contribute a substantial portion of the $161 million to our insurance subsidiaries to support growth in RIF. As of September 30, 2015, the amount of restricted net assets held by our consolidated insurance subsidiaries totaled approximately $239 million of our consolidated net assets of approximately $408 million. The increase in cash from year-end 2014 is the result of sales of securities to re-balance our investment portfolio in the second half of 2015.
Our deferred policy acquisition costs asset was $12.2 million as of September 30, 2015, compared to $3.0 million at December 31, 2014. The increase was driven by the increase in deferrable costs associated with our increase in premiums written year-over-year to $68.6 million for the nine months ended September 30, 2015, from $19.9 million for the nine months ended September 30, 2014.
Our unearned premiums balance increased to $62.1 million as of September 30, 2015, from $22.1 million as of December 31, 2014 due to single premiums written in the first nine months of 2015, offset by cancellations of lender paid single premium policies previously discussed and earnings of existing unearned premiums in accordance with the expiration of risk in the related policies.

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the nine months ended September 30,
	2015	2014
Net cash provided by (used in):	(In Thousands)
Operating activities	$16,171	$(19,553)
Investing activities	14,278	101,132
Financing activities	(679)	(23)
Net increase in cash and cash equivalents	$29,770	$81,556
Net cash provided by operating activities increased for the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to the increase in premiums written year-over-year, offset by increased personnel costs.
Cash provided by investing activities for the nine months ended September 30, 2015 was lower compared to the same period in 2014, as a result primarily of the extent of portfolio re-balancing in the third quarter of 2015 compared to the same period in 2014.
Cash from financing activities for the nine months ended September 30, 2015 and September 30, 2014 consisted primarily of taxes paid related to the net share settlement of equity awards offset by the proceeds from the issuance of common stock.
Holding Company Liquidity and Capital Resources
NMIH serves as the holding company for our subsidiaries and does not have any significant operations of its own. NMIH's principal liquidity demands include funds for: (i) payment of certain corporate expenses and reimbursable expenses of its insurance subsidiaries; (ii) capital support for its insurance subsidiaries; (iii) potential payments to the Internal Revenue Service; and (iv) the payment of dividends, if any, on its common stock. NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as NMIH, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation's capital surplus or (subject to certain limitations) recent net profits. As of September 30, 2015, NMIH's shareholders' equity was approximately $408 million.
As of September 30, 2015, NMIH had $161 million of cash and investments. NMIH's principal source of operating cash is investment income, and could include future dividends from NMIC, if available and permitted under law or our agreements with the GSEs and state regulators.
NMIH's future capital requirements depend on many factors, including NMIC's ability to successfully write new business, establish premium rates at levels sufficient to cover claims and operating costs and meet minimum required asset thresholds under the PMIERs. See "- GSE Oversight," above. We expect NMIH may make additional capital contributions to its insurance subsidiaries to support their applicable capital adequacy requirements from time-to-time. To the extent that the funds generated by our ongoing operations and capitalization are insufficient to fund future operating requirements, we may need to raise additional funds through financing activities or curtail our growth and reduce our expenses. We may choose to generate additional liquidity through the issuance of debt, equity, or a combination of both. Any such future capital raise would be conducted by means of a separate prospectus or other appropriate offering document and not by means of this report.
NMIH has entered into expense-sharing agreements with its insurance subsidiaries which have been approved by the Wisconsin OCI, but such approval may be changed or revoked at any time. NMIC's ability to pay dividends to NMIH is subject to various conditions imposed by the GSEs and by insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed "extraordinary" and require insurance regulatory approval. Since inception, NMIC has not paid any dividends to NMIH. As NMIC had a statutory net loss for the year ended December 31, 2014, NMIC cannot pay any dividends to NMIH through December 31, 2015 without the prior approval of the Wisconsin OCI. Additionally, under agreements with the GSEs, NMIC is not permitted to pay shareholder dividends until December 31, 2015 and, under agreements with various state insurance regulators, is not permitted to pay shareholder dividends until January 2016. Certain other states in which NMIC is licensed also have statutes or regulations that restrict its ability to pay dividends.
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
Consolidated Investment Portfolio
Our net investment income for the nine months ended September 30, 2015 was $5.2 million, compared to $4.3 million for the nine months ended September 30, 2014. As of September 30, 2015, our portfolio conforms with our investment guidelines. The principal factors affecting our investment income include the size and credit rating of our portfolio and its net yield. As measured by amortized cost (which excludes changes in fair market value, such as those resulting from changes in interest rates), the size of our investment portfolio is mainly a function of capital raised, cash generated from (or used in) operations, such as net premiums received, and investment earnings.
The pre-tax book yield on our portfolio at September 30, 2015 was 1.9%, excluding unrealized gains and losses. The book yield is calculated on our year-to-date net investment income over our average portfolio book value at September 30, 2015. We believe that the yield on our investment portfolio likely will change over time based on potential changes to the interest rate environment, the duration or mix of our investment portfolio or other factors.
The sectors of our investment portfolio, including cash and cash equivalents appear in the table below:

Percentage of portfolio's fair value		September 30, 2015	December 31, 2014
1.	Corporate debt securities	40%	45%
2.	U.S. treasury securities and obligations of U.S. government agencies	15	16
3.	Asset-backed securities	13	13
4.	Cash and cash equivalents	30	24
5.	Municipal debt securities	2	2
	Total	100%	100%
The ratings of our investment portfolio were:

Investment portfolio ratings	September 30, 2015	December 31, 2014
AAA	43%	39%
AA	10	8
A	36	44
BBB	11	9
Total	100%	100%
The ratings above are provided by one or more of: Moody's, S&P and Fitch Ratings. If three ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of approximately 35%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our effective income tax rate on our pre-tax loss was 0.0% for the three months ended September 30, 2015 and 2.5% for the three months ended September 30, 2014. Our effective income tax rate on our pre-tax loss was 0.0% for the nine months ended September 30, 2015 and 3.9% for the nine months ended September 30, 2014. For further information regarding income taxes and their impact on our results of operations and financial position, see, Item 1, "Financial Statements and Supplementary Data - Notes to Condensed Consolidated Financial Statements - Note 6. Income Taxes."
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

Other Items
Off-Balance Sheet Arrangements and Contractual Obligations
We had no off-balance sheet arrangements at September 30, 2015. There are no material changes outside the ordinary course of business in the contractual obligations specified in our 2014 Form 10-K.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We own and manage a large portfolio of various holdings, types and maturities. NMIH's principal source of operating cash is investment income. The assets within the investment portfolio are exposed to the same factors that affect overall financial market performance.
We manage market risk via a defined investment policy implemented by our treasury function with oversight from our Board of Director's Risk Committee. Important drivers of our market risk exposure monitored and managed by us include but are not limited to:

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
The carrying value of our investment portfolio as of September 30, 2015 and December 31, 2014 was $314 million and $337 million, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
At September 30, 2015, the duration of our fixed income portfolio, including cash and cash equivalents, was 2.22 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 2.22% in fair value of our fixed income portfolio.  Excluding cash, our fixed income portfolio duration was 3.42 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.42% in fair value of our fixed income portfolio.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2015, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Item 1A. Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. You should carefully consider the risks and uncertainties described herein and in the above referenced filings, which have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The risks described herein and in the above referenced filings are not the only risks we face, as there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial which may in the future adversely affect our business, financial condition and/or operating results. As of the date of this report, we are not aware of any material changes in the risk factors set forth in the above referenced filings.
Item 6. Exhibits
An index to exhibits has been filed as part of this report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
October 30, 2015	By: /s/ Glenn M. Farrell
Name: Glenn M. Farrell Title: Chief Financial Officer and Duly Authorized Signatory

EXHIBIT INDEX

Exhibit Number	Description

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
10.10 ~
Employment Agreement by and between NMI Holdings, Inc. and Jay M. Sherwood, dated March 6, 2012 (incorporated herein by reference to Exhibit 10.10 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.11 ~
Amendment to Employment Agreement by and between NMI Holdings, Inc. and Jay M. Sherwood, dated April 24, 2012 (incorporated herein by reference to Exhibit 10.11 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.12 ~
Second Amendment to Employment Agreement by and between NMI Holdings, Inc. and John M. Sherwood, dated October 1, 2015 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on October 1, 2015)

10.13 ~	Offer Letter by and between NMI Holdings, Inc. and Glenn Farrell, effective December 4, 2014 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 9, 2014)
10.14 ~
Form of Indemnification Agreement between NMI Holdings, Inc. and its directors and certain executive officers (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on November 25, 2014)

10.15 +
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

10.16 ~	NMI Holdings, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference to Appendix A to our 2014 Annual Proxy Statement, filed on March 26, 2014)
10.17 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Chief Executive Officer and President (incorporated herein by reference to Exhibit 10.18 to our Form 10-K, filed on February 20, 2015)

10.18 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Employees (incorporated herein by reference to Exhibit 10.19 to our Form 10-K, filed on February 20, 2015)

10.19 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Independent Directors (incorporated herein by reference to Exhibit 10.20 to our Form 10-K, filed on February 20, 2015)

10.20 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement for Chief Executive Officer and President (incorporated herein by reference to Exhibit 10.21 to our Form 10-K, filed on February 20, 2015)

10.21 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement for Employees (incorporated herein by reference to Exhibit 10.22 to our Form 10-K, filed on February 20, 2015)

10.22 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Phantom Unit Award Agreement for Independent Directors (incorporated herein by reference to Exhibit 10.21 to our Form 10-Q, filed on August 5, 2015)

21.1	Subsidiaries of NMI Holdings, Inc.
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014
(ii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014
(iii) Consolidated Statements of Changes in Shareholders' Equity for the six months ended September 30, 2015 and the year ended December 31, 2014
(iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2015 and 2014, and
(v) Notes to Consolidated Financial Statements

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