Form 10-K
period 2015-12-31
NMI Holdings, Inc.
filed 2016-02-19
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-36174
NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	45-4914248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Powell Street, Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

(855) 530-6642
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A Common Stock, $.01 par value per share	NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the calculated aggregate market value of common stock held by non-affiliates was $417,691,168.

The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on February 16, 2016 was 58,827,169 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2015.

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

•	our ability to remain a qualified mortgage insurer under the PMIERs and other requirements imposed by the GSEs, which they may change at any time;

•	actions of existing competitors, including governmental agencies like the Federal Housing Administration (FHA) and the Veterans Administration (VA), and potential market entry by new competitors;

•	adoption of new or changes to existing laws and regulations or their enforcement and implementation by regulators;

•	changes to the GSEs' role in the secondary mortgage market or other changes that could affect the residential mortgage industry generally or mortgage insurance in particular;

•	potential future lawsuits, investigations or inquiries or resolution of current inquiries;

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
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors described in this report in Part I, Item 1A, "Risk Factors," Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report, including the exhibits hereto.
Unless expressly indicated or the context requires otherwise, the terms "we," "our," "us" and "Company" in this document refer to NMI Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries on a consolidated basis.

PART I

Item 1. Business
General
NMI Holdings, Inc. (NMIH), a Delaware corporation incorporated in May 2011 provides private mortgage guaranty insurance (which we refer to as "mortgage insurance" or "MI") through its wholly owned insurance subsidiaries. Our primary insurance subsidiary, National Mortgage Insurance Corporation (NMIC), is a qualified MI provider on loans purchased by the GSEs and is licensed in all 50 states and D.C. to issue MI. Our reinsurance subsidiary, National Mortgage Reinsurance Inc One (Re One), solely provides reinsurance to NMIC on certain loans insured by NMIC, as described in Note 14, Regulatory Information - Reinsurance, below. NMIH's wholly owned subsidiary, NMI Services, Inc. (NMIS), began offering outsourced loan review services to mortgage loan originators in the fourth quarter of 2015. Our stock trades on the NASDAQ under the symbol "NMIH."
MI protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who generally make down payments of less than 20% of the home's purchase price. By protecting lenders and investors from credit losses, we help facilitate the availability of mortgages to prospective, primarily first-time, U.S. home buyers, thus promoting homeownership while protecting lenders and investors against potential losses related to a borrower's default. MI also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to the GSEs. We are one of seven companies in the U.S. who offer MI. Our business strategy is to continue to gain market share with our principal focus on writing insurance on high quality, low down payment residential mortgages in the U.S.
We began writing business in April 2013. We had 964 master policy holders by the end of 2015, compared to 735 at the end of 2014. Of those master policy holders, 51.9% were delivering business in 2015, compared to 37.7% delivering business in 2014. We had total insurance-in-force ("IIF") of $19.1 billion and total risk-in-force ("RIF") of $3.7 billion as of December 31, 2015, compared to total IIF of $8.1 billion and total RIF of $894.7 million as of December 31, 2014. Of total IIF as of December 31, 2015, we had $14.8 billion of primary IIF and $4.2 billion of pool IIF, compared to $3.4 billion of primary IIF and $4.7 billion of pool IIF as of December 31, 2014. As of December 31, 2015, our primary RIF was $3.6 billion compared to primary RIF of $801.6 million as of December 31, 2014. Pool RIF was $93.1 million as of December 31, 2015 and December 31, 2014.
Overview of Residential Mortgage Finance and the Role of the Private MI Industry in the Current Operating Environment
The modern MI industry was established in the late 1950s to provide a private market alternative to federal government insurance programs, principally the FHA. The industry mitigates mortgage credit risk within the residential mortgage lending system, supports increased levels of homeownership, offers liquidity and process efficiencies for lenders and provides consumers with lower-cost products and increased choice of mortgage and homeownership options. Residential MI protects mortgage lenders and investors when borrowers default, by reducing and, in some instances, eliminating the resulting credit loss to the insured institution. By mitigating losses resulting from borrower defaults, mortgage insurance supports the origination of "low down payment" mortgages, which are mortgages to borrowers who make down payments of less than 20% of the value of the homes. Mortgage insurance also may reduce the capital that financial institutions are required to hold against insured loans and facilitates the sale of low down payment mortgage loans in the secondary mortgage market, primarily to the GSEs.
According to statistics published by the U.S. Federal Reserve, the U.S. residential mortgage market is one of the largest in the world, with over approximately $10 trillion of mortgage debt outstanding as of December 31, 2015. Mortgage origination, guaranty and securitization includes a range of private and government sponsored participants. Private industry participants include mortgage banks, mortgage brokers, commercial, regional and investment banks, savings institutions, credit unions, REITs, mortgage insurers and other financial institutions. Public participants include government agencies such as the FHA, VA and Ginnie Mae, and the GSEs, Fannie Mae and Freddie Mac. The overall U.S. residential mortgage market encompasses both primary and secondary markets. The primary market consists of lenders that originate home loans to borrowers and includes loans made in connection with home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions that buy and sell mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities.
In 2016, we expect total residential mortgage originations to be in the range of $1.3 to 1.4 trillion, based on published forecasts from the Mortgage Bankers Association, Fannie Mae and Freddie Mac. Assuming continuation of recent trends, we expect that approximately 35% to 40% of total residential mortgage originations will be low down payment mortgages requiring private or governmental mortgage insurance, driving a total expected insured market opportunity of approximately $500 billion. Of the $500 billion potential insured market, we believe approximately 35-40%, or approximately $200 billion, will be captured by private MI companies in 2016.

Prior to the 2008 financial crisis, private mortgage insurers accounted for approximately half of the insured mortgage origination market. To stabilize disruption in housing markets, the Federal government significantly expanded its role in the mortgage insurance market during the 2008 financial crisis. Government agencies, including the FHA and the VA, insured increasing percentages of the market as incumbent private insurers came under significant financial stress. There is a strong public policy bias toward decreasing taxpayer exposure to the mortgage market, and the private MI industry has significantly recovered share from governmental insurers in recent years. Despite broad consensus favoring a greater role for private capital in the residential mortgage industry, governmental insurers' share of the MI market is expected to remain elevated relative to its historical average, particularly because governmental insurance will continue to be a viable option for certain low down payment and higher risk borrowers. We will continue to compete with these governmental insurers, but our primary focus is on growing our market share in the private MI market.
Products and Services
Mortgage Insurance Products
NMIC's residential mortgage insurance products primarily provide first loss protection on low down payment loans originated by residential mortgage lenders and sold to the GSEs and, to a lesser extent, on low down payment loans held by portfolio lenders. NMIC offers the two principal types of MI coverage, "primary" and "pool" which we discuss further below.
The GSEs are the principal purchasers of the mortgages insured by MI companies, primarily as a result of their governmental mandate to provide liquidity in the secondary mortgage market. Freddie Mac's and Fannie Mae's federal charters prohibit the GSEs from purchasing a low down payment loan without an authorized form of credit enhancement, including insurance from a qualified MI company, the mortgage seller's retention of at least a 10% participation in the loan or the seller's agreement to repurchase or replace the loan in the event of a default. Lenders who sell their loans to the GSEs must ensure that the MI coverage they purchase from us meets the GSEs' requirements.
Primary Mortgage Insurance
Primary mortgage insurance provides mortgage default protection on individual loans at specified coverage percentages. Primary insurance may be written on (i) a flow basis, in which loans are insured as loan originations occur in individual, loan-by-loan transactions, or (ii) an aggregated basis, in which each loan in a portfolio of loans is individually insured in a single transaction, typically after the loans have been originated. In general, our business as a whole is not seasonal in nature; although, the overall new business opportunity of the private MI market may be impacted by normal seasonal trends in originations of low down-payment mortgages. We currently offer both types of primary mortgage insurance products to our customers. In 2015, all of our new insurance written (NIW) consisted of primary insurance, and we currently expect that most of the insurance that we write in the future will continue to be primary.
Our maximum obligation to an insured with respect to a claim is generally determined by multiplying the coverage percentage selected by the insured by the loss amount on a defaulted loan. The loss amount on an insured loan includes unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure or sale of the property, all as specified in our master mortgage insurance policy (Master Policy). At the time of a claim, we will typically pay the coverage percentage of the loss amount, but have the option to (i) pay 100% of the loss amount and acquire title to the property, or (ii) if the property is sold prior to settlement of the claim, pay the insured's actual loss up to the maximum level of coverage. We expect that most of our primary insurance will be written on first-lien mortgage loans secured by owner occupied single-family homes, which are one-to-four family homes and condominiums. To a lesser extent, we may also write primary insurance on first-lien mortgages secured by non-owner occupied single-family homes, which are referred to in the home mortgage lending industry as investor loans, and on vacation or second homes.
IIF is the unpaid principal balance of insured loans. RIF is the product of the coverage percentage multiplied by the unpaid principal balance. When a lender purchases our mortgage insurance, it selects a specific coverage level for an insured loan. For loans sold to the GSEs, the coverage percentage must comply with the requirements established by the particular GSE to which the loan is sold. For other loans, the lender makes the determination. We expect our risk across all policies written to approximate 25% of primary IIF but will vary on an individual loan basis between 6% and 35% coverage. In general, we structure our premium rates so that they increase as the coverage percentage increases, to account for relatively increased levels of risk that are present as the coverage percentages increase. Higher coverage percentages generally result in greater amounts paid per claim relative to policies with lower coverage percentages.
Depending on the requirements of the loan instrument and the lender, the premium payments for primary MI coverage may either be paid by the borrower or the lender. Premium payments borne by the borrower are referred to as borrower paid mortgage insurance (BPMI). Premium payments made directly by the lender are referred to as lender paid mortgage insurance (LPMI). The lender may structure the loan transaction to recover LPMI premiums through an increase in the note rate on the mortgage or higher origination fees. In general, premium received on LPMI business is non-refundable. In either case, the payment of premium to us is the responsibility of the insured (i.e., the lender) and not the borrower.
Our premium rates are based on rates and rating rules that we have filed with various state insurance departments. To establish these rates, we use pricing models that assess risk across a spectrum of variables, including coverage percentages, loan-to-value (LTV) ratios, loan and property attributes, and borrower risk characteristics. We generally cannot change premium rates after coverage is established. We have discretion under our rates and rating rules to offer discounts, and we may choose to offer such discounts for certain high quality business.
In general, premiums are calculated as basis points of the unpaid principal balance of an insured loan. We have four premium plans:

•	single — the insured pays all premium up front at the time coverage is placed;

•
annual — the insured pays premium at the time coverage is placed for the first 12 months of coverage. The insured subsequently pays renewal premiums to maintain coverage for successive 12 month periods, with such renewals due prior to the expiration of the then applicable 12 month period;

•	monthly — the insured pays premium for the first month of coverage on the loan close date. We subsequently bill the insured each month for the next month's coverage; and

•
Monthly Advantage® — when we receive notice of the loan close date, we bill the insured for the previous month of coverage (for coverage effective as of the loan close date) and each month thereafter; with this premium plan, the insured pays premium in arrears for the prior month of coverage.

In general, we may not terminate MI coverage except when the insured fails to pay premium or for certain material violations of our Master Policy; although, as discussed below, the terms of our Master Policy restrict our rescission rights when certain criteria are met. For monthly or annual policies, MI coverage will continue at the option of the insured lender, by payment of renewal premiums at the renewal rate fixed when the loan was initially insured. Lenders may cancel insurance on a loan at any time at their option or because of mortgage repayment, which may be accelerated because a borrower refinances a mortgage or sells the property. The GSEs' guidelines generally provide that a borrower on a GSE-owned loan meeting certain conditions may require the mortgage servicer to cancel BPMI upon the borrower's request when the principal balance of the loan is 80% or less of the property's current value. The federal Homeowners Protection Act of 1998 (HOPA) also requires the automatic termination of BPMI on most loans when the LTV ratio (based upon the loan's amortization schedule) reaches 78%, and provides for cancellation of BPMI upon a borrower's request when the LTV ratio (based on the original value of the property) reaches 80%, upon satisfaction of the conditions set forth in the HOPA. In addition, some states impose their own notice and cancellation requirements on mortgage loan servicers.
Master Policy and Independent Validation
The terms of our primary mortgage insurance coverage are governed by our Master Policy and its related endorsements, which we issue to each approved lender with which we do business. The Master Policy sets forth the terms and conditions of our MI coverage, including, among others, coverage terms, premium payment obligations, exclusions or reductions in coverage, rescission and rescission relief provisions, policy administration requirements, conditions precedent to payment of a claim and loss payment procedures.
Our Master Policy generally protects us from the risk of material misrepresentation and fraud in the origination of a loan by establishing the right to rescind coverage in such event. We believe our Master Policy sets forth clear and straightforward terms regarding our rescission rights, including limitations on our right to rescind coverage when certain conditions are met, which we refer to as "rescission relief." Our rescission relief provisions include several key components. First, subject to our independent validation of coverage eligibility of an insured loan, we agree in the Master Policy that we will not rescind or cancel coverage of such loan for material borrower misrepresentation or underwriting defects provided the borrower timely makes the first 12 monthly payments. The lender chooses whether or not to have insured loans independently validated by us in order to receive 12-month rescission relief. Second, if a borrower does not make 12 timely payments or we have not completed an independent validation on a loan, the loan is still eligible for rescission relief if the loan is current after 36 months following origination and the borrower has had no more than two 30-day delinquencies and no 60-day or greater delinquencies. Third, our rescission relief provisions include additional limitations on our ability to initiate an investigation of fraud or misrepresentation by a "First Party," defined in the Master Policy as our insured or any other party involved in the origination of an insured loan.
We originate primary mortgage insurance coverage through our delegated and non-delegated underwriting programs, as discussed below in "Business - Underwriting." A lender who desires 12-month rescission relief on its non-delegated loans is required to submit additional loan documents after a loan closes for our post-close independent validation. Lenders who do not submit all of the post-closing documents required to obtain 12-month rescission relief will receive 36-month rescission relief on their non-delegated loans. Delegated lenders who desire 12-month rescission relief on loans we insure must submit a full loan file (which contains all information and documentation required by the traditional underwriting process, as well as required post-closing documents) to us within 60 days of the loan's coverage effective date. We refer to this independent validation process as our "Delegated Assurance Review" or "DAR" process. Through DAR, we provide 12-month rescission relief on all loans that successfully pass through our post-close underwriting reviews of mortgage insurance decisions made by our customers under their delegated authority. Delegated lenders that do not desire 12-month rescission relief are not required to submit loan files to us through our DAR process, but instead receive 36-month rescission relief, and their loans are subject to our statistical quality control process. See Business - Enterprise Risk Management - Credit Risk - Underwriting, Servicing and Quality Control Audits, below.
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
In 2013, NMIC entered into a pool agreement with Fannie Mae, pursuant to which NMIC initially insured 21,921 loans with IIF of $5.2 billion (as of September 1, 2013).  Fannie Mae pays monthly premiums for this transaction, which are recorded as written and earned in the month received. The agreement has a term of 10 years from September 1, 2013, the coverage effective date. The RIF to NMIC is $93.1 million, which represents the difference between a deductible payable by Fannie Mae on initial losses and a stop loss above which losses are borne by Fannie Mae. NMIC provides this same level of risk coverage over the term of the agreement. The capital we are required to maintain under the pool agreement is governed by the PMIERs.
Loan Review Services
In the fourth quarter of 2015, we began offering outsourced loan review services to mortgage loan originators on a limited basis through NMIS. As a part of these services, NMIS assesses whether data provided by the customer relating to a mortgage loan application complies with the customer's loan underwriting guidelines. These services are provided for loans that require MI, as well as for loans that do not require MI. Under the terms of our loan review agreements, NMIS agrees to indemnify the customer against losses incurred if it makes certain material loan review errors. The indemnification may be in the form of monetary or other remedies, subject to per loan and annual limitations. NMIS currently utilizes third party service providers to conduct loan review services.
Customers
Our sales strategy is focused on increasing market share from existing customers and attracting new mortgage originator customers in the U.S. We classify our customers into two primary categories, which we refer to as "National Accounts" and "Regional Accounts." We define National Accounts as the most significant residential mortgage originators as determined by volume of their own "retail" originations as well as volume of insured business they may acquire from other originators through their "correspondent channels." These National Accounts generally originate loans through their retail channels as well as purchase loans from "correspondents," other mortgage originators who we would generally classify as Regional Accounts, as described below. National Accounts may sell their loans to the GSEs or private label secondary markets or securitize the loans themselves. We service these customers with a specialized team of National Account sales professionals who have experience supporting and developing business from this segment. The Regional Accounts originate mortgage loans on a local or regional level throughout the country. Some of these Regional Accounts have origination platforms across multiple regions; however, their primary lending focus is local. They sell the majority of their originations to National Accounts, but Regional Accounts may also retain loans in their portfolios or sell portions of their production directly to the GSEs. Our nationwide and regional sales teams address the Regional Accounts segment of the market.
The lenders in the combined residential mortgage market who control the MI decision are currently comprised of three groups:

•	Top 10, primarily National Accounts, representing approximately 19% of the MI market;

•	Next 30, a combination of National and Regional Accounts, representing approximately 17% of the MI market; and

•	Approximately 1,500, primarily Regional Accounts, representing the remainder of the MI market.
As of December 31, 2015, we had active customer relationships with 22 of the top 40 lenders and expect to develop additional active customer relationships. We believe our most significant growth opportunity is within the large and fragmented market of Regional Accounts, which includes the top correspondent lenders. As of December 31, 2015, our active customer relationships give us access to over 83% of the correspondent origination market. We had 964 Master Policy holders as of December 31, 2015, compared to 735 as of December 31, 2014. Of those Master Policy holders, 500 or 51.9% were generating NIW in 2015, compared to 277 or 37.7%, generating NIW in 2014.
The GSEs, as major purchasers of conventional mortgage loans in the U.S., are the primary beneficiaries of our mortgage insurance coverage. As a result, the private MI industry in the U.S. is highly dependent on the GSEs and is driven in large part by the requirements and practices of the GSEs. Revenues from our customers have been generated in the U.S. only.
Customers exceeding 10% of consolidated revenues
In 2015, the premiums earned by NMIC from Quicken Loans Inc. exceeded 10% of our consolidated revenues. The loss of this customer could have a material adverse impact on our financial condition and results of operations.
Sales and Marketing and Competition
Sales and Marketing
Our sales and marketing efforts are designed to establish and maintain quality customer relationships through effective communication of our product offerings. Our sales force is strategically deployed throughout the U.S. to directly service our customers. We support our sales force and seek to increase acquisition of new customers and greater market share from existing customers by targeted product development, improving our brand awareness through advertising and marketing campaigns, training programs, website enhancements, mobile technology and sponsorship of industry and educational events. NMIC's product development and marketing department has primary responsibility for the creation and launch of our MI products. Our sales force consists of qualified mortgage professionals that generally have well-established relationships with industry leading lenders and significant experience in both MI and mortgage lending.
Competition
Our competition includes other private mortgage insurers, governmental agencies that sponsor government-backed mortgage insurance programs and other alternatives designed to eliminate the need for private mortgage insurance, such as piggy-back loans or risk sharing arrangements that do not include MI. The U.S. MI industry is highly competitive, and currently consists of seven active private mortgage insurers, including NMIC, Arch Mortgage Insurance Company, Essent Guaranty (Essent), Genworth Mortgage Insurance Corporation, Mortgage Guaranty Insurance Corporation (MGIC), Radian Guaranty Inc. (Radian) and United Guaranty Corporation.
With seven private MI companies actively competing for business from the same residential mortgage originators, it is important that we continue to differentiate ourselves from the other companies who sell substantially similar products as ours. We compete with other private mortgage insurers based on our financial strength, underwriting guidelines, customer service (including speed of MI underwriting and decision making), ancillary products and services (including training and, on a limited basis, loan review services), information security, product features, pricing, operating efficiencies, customer relationships, name recognition, reputation, the strength of management teams and field organizations, ability to generate effective management and customer reports based on comprehensiveness of our databases covering insured loans, effective use of technology, innovation in the delivery and servicing of insurance products and ability to execute.
We and other private mortgage insurers also compete directly with federal and state governmental and quasi-governmental agencies that sponsor government-backed mortgage insurance programs, principally the FHA and, to a lesser degree, the VA. Historically, these agencies' market share has ranged from 36-64% of low down payment residential mortgages that were subject to governmental and private mortgage insurance, but increased to approximately 85% in 2009 in the wake of the most recent housing crisis, according to statistics reported by Inside Mortgage Finance. Thereafter, the combined market share of governmental agencies has declined from its high, a trend that we believe has been positive for the MI industry; however, their share remains substantially above the low of approximately 23% in 2007. Although there has been broad policy consensus toward the need for private capital to play a larger role and government credit risk to be reduced in the U.S. housing finance system, recent action by the current administration has made it difficult to predict whether the combined market share of governmental agencies such as the FHA and VA will recede to historical levels. On January 26, 2015, the FHA reduced some of its single-family annual mortgage insurance premiums. To date, we have not experienced any significant impact from this premium reduction on our business. It is difficult to predict what, if any, material impact this premium reduction will have in the future as there are factors beyond premium rate that influence a lender's decision to choose private MI over FHA insurance, including among others, the FHA's loan eligibility requirements and loan size limits and the relative ease of use of private MI products compared to FHA products. We believe our pricing continues to be more attractive than the FHA's pricing for a substantial majority of borrowers with credit and loan characteristics similar to those whose loans we insure, and we have developed sales strategies designed to demonstrate to our customers where our products and rates are more favorable.
In addition to competition from the FHA and the VA, we and other private mortgage insurers face competition from state-supported mortgage insurance funds in several states, including California and New York. From time to time, other state legislatures and agencies may consider expanding the authority of their state governments to insure residential mortgages.
Underwriting
With our underwriting solution, National MI TrueInsightSM , we originate primary mortgage insurance coverage through our delegated and non-delegated underwriting programs, discussed below.
Non-Delegated Program
To obtain mortgage insurance on a loan in our non-delegated channel, a lender submits an insurance application to us, along with documentation we require to support loan qualification for mortgage insurance. Our underwriters review the insurance application and all materials submitted to us and provide a decision to the lender prior to the loan closing.
In addition to our non-delegated underwriter employees located at our corporate headquarters and remotely across the country, we have entered into agreements with third-party underwriting service providers (USPs) under which they underwrite the mortgage insurance decision on certain loans for us, consistent with our underwriting guidelines and subject to the terms of the outsourcing agreements. Our USPs share in the daily underwriting of mortgage insurance applications submitted to us, depending on the volume and with targeted assignments of particular loans to particular USPs, to ensure timely response-times to lenders. These USPs use AXIS, our insurance management system, and are trained to follow the same process outlined above that our own employees follow when they render an insurance decision. Any underwriting decisions requiring escalation or a second review will be referred to management.
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
Delegated Program
Through our delegated program, once approved for delegated authority, certain lenders may bind our mortgage insurance coverage following their own underwriting reviews. We permit delegated underwriting with lenders that have a track record of originating quality mortgage loans and meet our delegated authority approval requirements. Delegated lenders are required to underwrite a mortgage insurance decision in accordance with our eligibility rules and approved underwriting guidelines and according to the terms set forth in our Master Policy and Delegated Underwriting Endorsement. In order to bind coverage, the lender must provide certain loan characteristics to us to demonstrate that the loan meets our threshold eligibility rules. If a loan does not meet such threshold eligibility rules, which are programmed into our AXIS system, the lender will not be able to bind coverage of such loan on a delegated basis.
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

Underwriting and Risk Management Guidelines
Our underwriting and risk management guidelines are based on what we believe to be the major factors that impact mortgage credit risk. Such factors include but are not limited to the following:

•
the borrower's credit strength, including the borrower's credit history, debt-to-income (DTI) ratios and cash reserves and the willingness of a borrower with sufficient resources to make mortgage payments when the mortgage balance exceeds the value of the home;

•
the loan product, which encompasses the LTV ratio, the type of loan instrument, including whether the instrument provides for fixed or variable payments and the amortization schedule, the type of property, the purpose of the loan and the interest rate;

•	origination practices of lenders;

•	the percentage coverage and size of insured loans; and

•	the condition of the economy, including housing values and employment, in the geographic area in which the property is located.
We believe that, excluding other factors, claim incidence increases:

•	for loans with higher LTV ratios compared to loans with lower LTV ratios;

•	for loans with higher DTI ratios compared to lower DTI ratios;

•	for loans to borrowers with lower credit scores compared to loans to borrowers with higher credit scores;

•	for investor loans compared to owner-occupied loans;

•	during periods of economic contraction and housing price depreciation, including when these conditions may not be nationwide, compared to periods of economic expansion and housing price appreciation;

•	for adjustable rate mortgages (ARMs) when the reset interest rate significantly exceeds the interest rate set at loan origination; and

•	for cash out refinance loans compared to purchase or rate and term refinance loans.
There may be other types of loan characteristics relating to the individual loan or borrower that also affect the risk potential for a loan. In addition, the presence of multiple higher-risk characteristics in a loan materially increases the likelihood of a default on such a loan unless there are offsetting characteristics to mitigate the risk.
Enterprise Risk Management
In accordance with established policies and procedures, we identify, assess, monitor and manage the following enterprise risks in our MI business: credit risk, market risk and operational risk. Management of these risks is an interdepartmental endeavor including specific operational responsibilities and ongoing senior management oversight. Our internal audit group, which reports to the Audit Committee of our Board of Directors (Board), provides independent ongoing assessments of our management of certain of these enterprise risks. In addition, the Risk Committee of our Board (Risk Committee) is responsible for oversight and review of information regarding the Company's enterprise risk management approach, including the significant policies, procedures and processes to manage and mitigate risks that pose a material threat to the viability of the Company.
Credit Risk
We protect financial institutions against credit losses resulting from borrower defaults on low down payment residential mortgage loans. Low down payment lending carries high credit risk because borrowers who encounter financial difficulties may have little equity (net of transaction costs), if any, in their homes, and are therefore less likely to keep their mortgage payments current or have the ability to sell their properties to avoid foreclosure. Our insured loan portfolio's credit risk profile is measured by credit score, LTV, DTI ratio, property type (e.g., single family home, condo or co-op), loan purpose (e.g., purchase or refinance), occupancy (e.g., owner-occupied) and other factors. Management measures credit risk through reporting by segmentation of these key credit risk drivers. Segmentation includes balances, RIF, revenue, delinquencies, losses (claims paid), persistency, reserves, and average claim size and severity.

We employ the following methods to manage and mitigate credit risk in our insured loan portfolio:
•Credit Policy, Underwriting Guidelines and Pricing;
•Lender Approval, Monitoring and Management;
•Underwriting, Servicing and Quality Control Audits; and
•Management and Board Risk Committees.
Credit Policy, Underwriting Guidelines and Pricing
We manage our insurance portfolio's credit risk by the use of several loan eligibility matrices which describe the maximum LTV, minimum borrower credit score, maximum loan size, property type and occupancy status of loans that we will insure. Our loan eligibility matrices as well as all of our detailed underwriting guidelines are contained in our Underwriting Guideline Manual that is publicly available on our website. Our eligibility criteria and underwriting guidelines are designed to mitigate the layered risk inherent in a single insurance policy. "Layered risk" refers to the accumulation of borrower, loan risk and property risk. For example, we have higher credit score and lower maximum allowed LTV requirements for riskier property types, such as investor properties, compared to owner-occupied properties. We also manage our credit risk with our post-close independent validation processes in both our delegated and non-delegated channels, as described above under "Business - Underwriting." Our pricing policies also help mitigate credit risk in the form of higher premium rates for loan features or borrower characteristics associated with historically higher default rates.
Lender Approval, Monitoring and Management
We maintain prudent lender approval guidelines, including requirements that a lender has experienced management, sound operations and underwriting controls, and appropriate escalation and exception policies and procedures. If a lender originates wholesale loans, we review how that lender manages and controls its authorized brokers. We monitor our lender customers by analyzing trends of many factors, primarily focusing on a lender's underwriting performance.  We also assess our lenders' loan concentrations (e.g., LTVs, credit score, geography and loan purpose) and review their loan manufacturing processes. If we detect a trend that needs to be addressed, we attempt to identify the root cause of the issue and work to develop an agreed upon action plan with the lender, particularly for a lender that has delegated underwriting authority.
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
Market Risk
The risk profile of our business is also affected by the mortgage market and macroeconomic conditions. Key drivers include regulatory and/or tax changes affecting the economics of residential mortgage lending; regulatory changes impacting the relative attractiveness of MI to our customers; consumer attitudes about homeownership; and structural changes to the industry that impact the role of the federal government and the GSEs.

We believe that the three primary market risks that we face are:

•
Declines in home values. A decline in home values typically makes it more difficult for borrowers to sell or refinance their homes, generally increasing the likelihood of a default followed by a claim if borrowers experience job losses or other life events which reduce their incomes or increase their expenses. In addition, a decline in home values typically increases the severity of any claim we may pay.

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

•
Higher interest rates. An increase in interest rates typically leads to higher monthly payments for borrowers with existing ARMs as well as for borrowers hoping to purchase a home, the latter of which may have the effect of reducing the pool of potential borrowers available to purchase homes.

We mitigate market risk in our insurance portfolio mainly by employing portfolio concentration limits. We limit our exposure to product types that have experienced the most volatile performance in previous economic and housing market downturns. For example, we have portfolio limits for certain risks we wish to more closely control, including certain LTV loans, investor loans, cash-out refinances, certain state concentration levels and several other borrower or loan attributes
Operational Risk
Operational risks are inherent in our daily business activities. Key operational risks include: damage to physical assets, reliance on outside vendors, access to qualified underwriting resources, cyber security risks, including breaches of our system or other compromises resulting in unauthorized access to confidential, private and proprietary information, reliance on a complex information technology system and employee fraud or negligence. We manage operational risks through standard risk management practices such as hazard insurance policies, rigorous oversight of vendors, modern IT system redundancy, security and disaster recovery practices, internal controls and segregation of duties. The key controls to mitigate operational risks are established and maintained by management, overseen by the Board and monitored by our Internal Audit Department.
Servicing
Our Policy Servicing Department is responsible for various servicing activities related to Master Policy administration, premium billing and payment processing and certificate administration. With respect to servicing activities related to insured loans, our Policy Servicing Department primarily interfaces with our insureds' mortgage loan servicers. Some insureds retain the servicing rights and responsibilities for their own loan originations, while others transfer such rights and responsibilities to third party servicers. A servicer handles the day-to-day tasks of managing a lender's loan portfolio, including processing borrowers' loan payments, paying MI premiums to the MI company, responding to borrower inquiries, keeping track of principal and interest payments, managing escrow accounts and initiating loss mitigation and foreclosure activities. Our servicing specialists are assigned to our servicer customers to assist with day-to-day transactions and to assist in monitoring their insured portfolios.
We have established policies and procedures that accommodate various methods for servicers to communicate loan and certificate information to us. Our Master Policy requires our insured lenders, typically through their servicers, to regularly provide us with reports regarding the statuses of their insured loans, including information on both current and delinquent loans. Generally, servicers submit reports to us on a monthly basis. We are currently integrated with the two largest third-party mortgage servicing systems, Black Knight Financial Services and FiServ. We are also integrated directly with certain lender customers who manage their own servicing systems.  These parties' servicing platforms are used by the majority of our larger servicing accounts to exchange billing, payment and certificate level information on a daily or monthly basis.  We also have our own external facing servicing website which may be utilized by servicers to process their servicing transactions.

Defaults and Claims; Loss Mitigation
Defaults and Claims
The MI claim cycle begins with our receipt of a Notice of Default (NOD) for an insured loan from the loan servicer. Default is generally defined in our Master Policy as the failure by a borrower to pay when due a non-accelerated amount equal to the scheduled mortgage payment due under the terms of a loan or the failure by a borrower to pay all amounts due under a loan after the exercise of the due on sale clause of such loan. The Master Policy requires an insured to notify us of a default no later than 10 days after the borrower becomes three payments in default, although most lenders notify us sooner. We do not consider a loan to be in default for the purposes of reporting defaults and default rates and setting claim reserves until we receive notice from the servicer that a borrower has failed to pay two consecutive, regularly scheduled payments and is at least 60 days in default. The incidence of default is affected by a variety of factors, many of which are unforeseen, including borrower income, unemployment, divorce and illness. Defaults that are not cured result in a claim to us. A default may be cured by the borrower remitting all delinquent loan payments, paying off the loan in its entirety, a loan modification or by a sale of the property and satisfaction of all amounts due under the loan.
Claims result from uncured defaults, approved sales to third parties prior to foreclosure for less than the amount of the debt (pre-foreclosure sales) and borrowers surrendering their property deeds to their lenders in lieu of lenders foreclosing (deeds-in-lieu). Whether a claim results from an uncured default depends, in large part, on the borrower's equity in the home at the time of default, the borrower's or the lender's ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage and the willingness and ability of the borrower and lender to enter into a loan modification that provides for a cure of the default. Various factors affect the frequency and amount of claims, including local housing prices, employment levels and interest rates. If a default is not cured and we receive a claim, any unearned premium collected from the date of default to the date of the claim payment is refunded to the insured along with the claim payment.
Under the terms of our Master Policy, the insured lender is required to file a claim within 60 days after it has acquired title to the property securing the insured loan (typically through foreclosure) or when there has been an approved sale to a third party prior to foreclosure. In recent years, foreclosure time-lines have been extended as a result of the GSEs and recently enacted legislation requiring mortgage servicers to mitigate losses by offering forbearances and loan modifications prior to pursuing foreclosure on delinquent loans.
When an insured lender has perfected a claim by delivering all documents and information we require to adjust a claim, within 60 days of the claim perfection date, we have the option of either (i) paying up to the coverage percentage specified for that loan, with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property, or (ii) paying 100% of the insured's loss on the loan in exchange for the insured's conveyance of good and marketable title to the property to us. If we exercise the latter option, we will market and sell the acquired property and retain all proceeds.
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
Loss Mitigation
Before paying a claim, we will review the loan and servicing files to determine the appropriateness of the claim amount. Our Master Policy provides that we can reduce or deny a claim if the servicer did not comply with its obligations required by our policy, including the requirement to mitigate losses through reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reductions "curtailments." In addition, the claims submitted to us may include costs and expenses not covered by our insurance policies, such as mortgage insurance premiums, hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired. Generally, we expect these other adjustments to reduce claim amounts by less than the amount of curtailments.
Under our Master Policy, insureds, typically through their servicers, must obtain prior approval from us before agreeing to execute a deed-in-lieu of foreclosure, third-party pre-foreclosure sale or loan modification. Our right to pre-approve these transactions gives us the ability to mitigate actual or potential loss on an insured loan by ensuring that properties are being marketed and sold at reasonable values and that, in the appropriate case, borrowers are offered modified loan terms that are structured to help them sustain their mortgage payments. Proceeds from approved third-party sales occurring before we settle a claim may be factored into the claim settlement and can often mitigate the claim amount we may pay. In connection with our approval rights of a pre-foreclosure sale or deed-in-lieu of foreclosure transaction, our Master Policy also gives us the right to obtain a contribution from a borrower who has the appropriate financial capacity, either in the form of cash or a promissory note, to cover a portion of the claim.
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
Claim Reserves and Premium Deficiency Reserve
A significant period of time typically elapses between the time a borrower defaults on a mortgage payment, which is the event triggering our establishment of a claim reserve, and the eventual payment of the claim related to the uncured default. To recognize the liability for unpaid claims related to outstanding reported defaults, or default inventory, we establish claim reserves in accordance with industry practice, representing the estimated percentage of defaults which may ultimately result in a claim, which is known as the claim rate, and the estimated severity of the claims which may arise from the defaults included in the default inventory. Claim severity is the ratio of the claim amount to the total RIF on an insured loan. The main determinants of claim severity are the size of the mortgage loan, the coverage percentage on the loan and local market conditions.
We will also establish reserves to provide for the estimated costs of settling claims, general expenses of administering the claims settlement process, legal fees and other fees (claim adjustment expenses), and for claims and claim adjustment expenses from defaults that we estimate have occurred, but which have not yet been reported to us. We refer to the latter as incurred but not reported or "IBNR" reserves. Consistent with industry accounting practices, we do not establish claim or IBNR reserves for estimated potential defaults that have not occurred but that may occur in the future. For further discussion of our claim reserving policy and process, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Reserve for Claims and Claim Adjustment Expenses."
The processes described above to calculate loss and IBNR reserves are applicable only to loans that have been in default at least 60 days.  At the end of each fiscal quarter, we also perform an analysis on our entire portfolio of insured loans, including performing loans, to determine if we are required to establish a premium deficiency reserve. We would establish a premium deficiency reserve, if necessary, when the net present value of expected future claims and expenses exceeds the net present value of expected future premiums and existing reserves. The evaluation of premium deficiency requires significant judgment by management and depends upon many assumptions, including assumptions regarding future macroeconomic conditions.
Reinsurance
Certain states limit the amount of risk a mortgage insurer may retain on a single loan to 25% of the borrower's indebtedness and, as a result, the portion of such insurance in excess of 25% must be reinsured. NMIC uses reinsurance provided by Re One solely for purposes of compliance with statutory coverage limits. We may choose to purchase reinsurance coverage in the future to help manage certain risk exposures and as part of our capital management strategy. If we choose to use third-party reinsurance, we may enter into reinsurance arrangements as long as they meet the requirements of state insurance regulations and the PMIERs, including obtaining prior consent from the GSEs.
Information Technology Systems and Intellectual Property
As a participant in the mortgage lending and MI industries, we rely on e-commerce and other technologies to provide and expand our products and services. Customers require us to provide and service our products in a secure manner, either electronically via our internet website or through direct electronic data transmissions. We have invested in our infrastructure and technology through the design, development, integration and implementation of what we believe is an efficient, secure, scalable platform that supports our current business activities and enables significant future growth. We underwrite and service our MI portfolio within this proprietary insurance management platform, which we refer to as AXIS.
Since the initial development of AXIS, we have continued to upgrade and enhance our systems and technical capabilities, including:

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

•
implementing advanced document and business process management software that focuses on improving our underwriting productivity and that may also be used to improve our quality assurance and loss management functions; and

•
launching our award-winning mobile applications, which enable customers to view and access information through mobile devices, including our premium rate calculators, guideline updates and other resources and information notices. In 2014, these mobile applications earned Web Marketing Association's MobileWebAward distinction for Best Financial Services Mobile Application, recognizing excellence in mobile web development.

We utilize and develop technology to support future growth while realizing current operating efficiencies throughout our enterprise. We also realize operating efficiencies by outsourcing certain of our information technology functions. Our IT systems architecture strategy incorporates Cloud (systems connected via the Internet) and Software as a Service technology in a number of areas to provide scalability and flexibility.
We employ and support the Mortgage Industry Standards Maintenance Organization (MISMO) standard. This is the standard data format used by the MI industry for data consistency throughout the origination process, which we believe streamlines the effort. In addition to using the MISMO standard for origination transactions, we also support mortgage industry data standards for servicing transactions, which enables efficient connectivity with leading service bureau providers and directly with mortgage servicing entities. As part of our underwriting process, we capture data from each mortgage insurance application, providing us with information for evaluating risk, back-testing expected performance and analyzing default patterns.
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
All securities in the portfolio must be U.S. dollar-denominated and have the National Association of Insurance Commissioners (NAIC) '1' or '2' designation or investment grade rating by Moody's, Standard & Poor's or Fitch at time of purchase. Our investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and our existing or anticipated financial condition and operating requirements, including our tax position.
Consistent with Wisconsin law, our investment policies emphasize preservation of capital, as well as total return. Based on our guidelines, our current investment portfolio is comprised entirely of cash and cash equivalents and fixed-income securities, all of which are investment grade and rated "BBB-" or higher. Our policy guidelines contain limits on the amount of credit exposure to any one issue, issuer and type of instrument. We expect to preserve the liquidity of our portfolio through diversification and investment in publicly traded securities. We maintain a level of liquidity commensurate with our perceived business outlook and the expected timing, direction and degree of changes in interest rates.
Employees
As of December 31, 2015, we had 243 full-time employees. None of our employees are parties to a collective bargaining agreement. We utilize a third-party professional employer organization to manage our payroll administration and related compliance requirements.
Available Information
Our principal office is located at 2100 Powell Street, 12th floor, Emeryville, CA 94608. Our main telephone number is (855) 530 - NMIC (6642), and our website address is www.nationalmi.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). In addition, a written copy of the Company's Business Conduct Policy, containing our code of ethics that is applicable to all of our directors, officers and employees, is also available on our website. Information contained or referenced on our website is not incorporated by reference into, and does not form a part of, this report.

U.S. MORTGAGE INSURANCE REGULATION
As discussed below, private MI companies operating in the U.S. are subject to comprehensive state and federal regulation and to significant oversight by the GSEs, the primary beneficiaries of our insurance coverage. NMIC and Re One are directly regulated by our domiciliary and primary regulator, the Wisconsin Office of the Commissioner of Insurance (Wisconsin OCI) and by state insurance departments in each state in which these companies are licensed. We are also significantly impacted and, in some cases, directly regulated by federal laws and regulations affecting the housing finance system.
We believe that a strong, viable private MI market is a critical component of the U.S. housing finance system. We meet frequently with regulatory agencies, including our state insurance regulators and the Federal Housing Finance Agency (FHFA), the GSEs, our customers and other industry participants to promote the role and value of private mortgage insurance and exchange views on the U.S. housing finance system. We believe we have an open dialogue with the Wisconsin OCI and often share our views on current matters regarding the MI industry. We actively participate in industry discussions regarding potential changes to the MI regulatory environment. We intend to continue to promote legislative and regulatory policies that support a viable and competitive private MI industry and a well-functioning U.S. housing finance system. We are a member of U.S. Mortgage Insurers (USMI®), an organization formed to promote the use of private MI as a credit risk mitigant in the U.S. residential mortgage market.
GSE Oversight
The GSEs are the principal purchasers of mortgages insured by MI companies. As a result, the nature of the private MI industry in the U.S. is driven in large part by the requirements and practices of the GSEs, which include:

•	the PMIERs, including operational, business and remedial requirements and minimum capital levels applicable to GSE-qualified MI providers;

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
In January 2013, the GSEs approved NMIC as a qualified mortgage insurer (as defined in the PMIERs, an Approved Insurer). (Italicized terms have the same meaning that such terms have in the PMIERs, as described below.) As an Approved Insurer, NMIC is subject to ongoing compliance with the PMIERs. The PMIERs establish operational, business, remedial and financial requirements applicable to Approved Insurers. In the second quarter of 2015, the FHFA published final updated PMIERs that went into effect on December 31, 2015 (Effective Date) for existing, Approved Insurers.
Under the PMIERs financial requirements, Approved Insurers must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an Approved Insurer’s net RIF, calculated by applying on a loan-by-loan basis certain risk-based factors derived from tables set out in the PMIERs to the net RIF. The risk-based required asset amount for primary insurance is subject to a floor of 5.6% of total, performing, primary RIF, and the risk-based required asset amount for pool insurance considers both the factors in the tables and the net remaining stop loss for each pool insurance policy. The PMIERs financial requirements also increase the amount of available assets that must be held by an Approved Insurer for loans originated on or after January 1, 2016 that are insured under LPMI policies not subject to automatic termination under the HOPA.
By March 1, 2016, each Approved Insurer must certify to the GSEs that it fully complies with the PMIERs as of the Effective Date. As of December 31, 2015, NMIC had sufficient assets to meet the PMIERs financial requirements and we expect to certify to the GSEs by March 1, 2016 that NMIC fully complies with the PMIERs. Going forward, by April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. Moreover, NMIC has an ongoing obligation to immediately notify the GSEs in writing upon discovery of its failure to meet one or more of the PMIERs requirements.

State Mortgage Insurance Regulation
Certificates of Authority
NMIC requires a certificate of authority, or insurance license, in each state or jurisdiction in which it issues insurance policies. NMIC is currently licensed in all 50 states and D.C. As conditions of obtaining licenses in certain states, NMIC is subject to ongoing notification and reporting requirements if we make material changes to its business, operations or management.
State Insurance Laws
As mandated by state insurance laws, MI companies are generally monoline companies restricted to writing only MI business. These regulations are principally designed for the protection of our insured policyholders rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to insurance regulatory officials to examine insurance companies and interpret and/or enforce rules or exercise discretion affecting almost every significant aspect of the insurance business.
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
Wisconsin's insurance regulations generally provide that no person may merge with or acquire control (which is defined as possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract, by common management or otherwise) of us or our insurance subsidiaries unless the merger or transaction in which control is acquired has been approved by the Wisconsin OCI. Wisconsin law provides for a rebuttable presumption of control when a person owns or has the right to vote, directly or indirectly, more than 10% of the voting securities of a company. Pursuant to applicable Wisconsin regulations, voting securities include securities convertible into or evidencing the right to acquire securities with the right to vote. For purposes of determining whether control exists, the Wisconsin

OCI may aggregate the direct or indirect ownership of us by entities under common control with one another. Accordingly, any investor that may be deemed to own 10% or more of our common stock or other securities that are considered to be voting securities, whether separately or through the aggregation of its ownership with that of its affiliates or other third parties whose holdings are required to be aggregated, should consult with its legal advisors to ensure that it complies with applicable requirements of Wisconsin law. In addition, the insurance regulations of certain states require prior notification to the state's insurance department before a person acquires control of an insurance company licensed in such state. An insurance company's licenses to conduct business in those states could be affected by any such change in control. As of the date of this report, we are aware of one stockholder that owns more than 10% of our shares of common stock. This stockholder filed a disclaimer of control with the Wisconsin OCI in connection therewith, which the Wisconsin OCI has not disapproved.
Our insurance subsidiaries are subject to Wisconsin statutory requirements as to maintenance of policyholders' surplus and payment of dividends or distributions to shareholders. Wisconsin law prohibits our insurance subsidiaries from paying any dividend or making a distribution unless it is fair and reasonable to the insurance subsidiary. Under Wisconsin law, our insurance subsidiaries may not pay any dividend or make a distribution before providing at least 30 days' notice to the Wisconsin OCI, unless such dividend or distribution is no more than 15% larger than the dividend or distribution in the corresponding period in the previous year. To the extent that a dividend or distribution meets this exemption, and such dividend or distribution does not require our insurance subsidiaries to provide notice to the Wisconsin OCI, the maximum amount of dividends or distributions that the insurance subsidiaries may pay or make in any 12-month period without approval by the Wisconsin OCI is the lesser of (i) 10% of statutory policyholders' surplus as of the preceding calendar year end or (ii) adjusted statutory net income. Adjusted statutory net income is defined for this purpose to be the greater of the following:

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

In addition to Wisconsin, other states may limit or restrict our insurance subsidiaries' ability to pay stockholder dividends. For example, California and New York prohibit MI companies licensed in such states from declaring dividends except from undivided profits remaining above the aggregate of their paid-in capital, paid-in surplus and contingency reserves. In addition, Florida requires MI companies to hold capital and surplus not less than the lesser of (i) 10% of its total liabilities, or (ii) $100 million. It is possible that Wisconsin will adopt revised statutory provisions or interpretations of existing statutory provisions that will be more or less restrictive than those described above or will otherwise take actions that may further restrict the ability of our insurance subsidiaries to pay dividends or make distributions or returns of capital.
MI companies licensed in Wisconsin are required to establish a contingency loss reserve for purposes of statutory accounting, with annual contributions equal to the greater of (i) 50% of net earned premiums or (ii) the sum of the minimum policyholders' position (as described below), as described in the insurance regulations. These amounts cannot be withdrawn for a period of 10 years, except as permitted by insurance regulations. With prior approval from the Wisconsin OCI, an MI company may make early withdrawals from the contingency reserve when incurred losses exceed the greater of either (i) 35% of net premiums earned in a calendar year or (ii) 70% of the annual amount contributed to the contingency loss reserve.
Under applicable Wisconsin law and the laws of 15 other states, an MI company must maintain a minimum amount of statutory capital relative to its RIF in order for the MI company to continue to write new business. These are typically referred to as "risk-to-capital requirements." While formulations of minimum capital may vary in certain jurisdictions, the most common measure applied allows for a maximum permitted risk-to-capital (RTC) ratio of 25:1. Wisconsin has formula-based limits that typically result in limits slightly higher than the 25:1 ratio.
We compute our RTC ratio on a separate company statutory basis, as well as for our combined insurance operations. The RTC ratio is our net RIF divided by our statutory capital. Our net RIF includes both direct and assumed primary and pool RIF, less risk ceded and excluding risk on policies that are currently in default and for which loss reserves have been established. Wisconsin requires an MI company to maintain a "minimum policyholders' position" as calculated in accordance with the applicable regulations. Policyholders' position, which is also known as statutory capital, is generally the sum of statutory policyholders' surplus (which increases as a result of statutory net income and contributions and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve. Under statutory accounting rules, the contingency reserve is reported as a liability on the statutory balance sheet; however, for purposes of statutory capital and RTC ratio calculations, it is included as a capital component.
Most states, including Wisconsin, have anti-inducement and anti-rebate laws applicable to MI companies, which prohibit MI companies from inducing lenders to enter into insurance contracts by offering benefits not specified in the policy, including rebates of insurance premiums. For example, Wisconsin prohibits MI companies from allowing any commission, fee, remuneration, or other compensation to be paid to, or received by, any insured lender, including any subsidiary or affiliate, officer, director, or employee of any insured, any member of their immediate family, any corporation, partnership, trust, trade association in which any insured is a member, or other entity in which any insured or any such officer, director, or employee or any member of their immediate family has a financial interest.
MI premium rates are also subject to state regulation to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. Any increase in premium rates must be justified, generally on the basis of the insurer's loss experience, expenses and future trend analysis. The general mortgage default experience may also be considered. Premium rates are subject to review and approval by state regulators.
State insurance receivership law, not federal bankruptcy law, would govern any insolvency or financially hazardous condition of our insurance subsidiaries. The Wisconsin OCI has substantial authority to issue orders or seek and control a state insurance receivership proceeding to address the insolvency or a financially hazardous condition of an insurance company that it regulates. Under Wisconsin law, the Wisconsin OCI has substantial flexibility to restructure an insurance company in a receivership proceeding. The Wisconsin OCI is obligated to optimize the value of an insolvent insurer's estate for the benefit of its policyholders, whose claims are prioritized relative to the claims of shareholders.
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
We are also impacted by federal regulation of residential mortgage transactions. Mortgage origination and servicing transactions are subject to compliance with various federal and state consumer protection laws, including the Real Estate Settlement Procedures Act of 1974 (RESPA), the Truth in Lending Act (TILA), the Equal Credit Opportunity Act (ECOA), the Fair Housing Act, the HOPA, the Fair Credit Reporting Act of 1970 (FCRA), the Fair Debt Collection Practices Act, the Gramm-Leach-Bliley Act of 1999 (GLBA) and others. Among other things, these laws and their implementing regulations prohibit payments for referrals of settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit and insurance, govern the circumstances under which companies may obtain and use consumer credit information, establish standards for cancellation of BPMI, define the manner in which companies may pursue collection activities, require disclosures of the cost of credit and provide for other consumer protections.
Housing Finance Reform
The Federal government currently plays a dominant role in the U.S. housing finance system through the GSEs and the FHA, VA and Ginnie Mae. There is broad policy consensus toward the need for private capital to play a larger role and government credit risk to be reduced. However, to date there has been a lack of consensus with regard to the specific changes necessary to return a larger role for private capital and how small the eventual role of government should become. On September 6, 2008, the FHFA used its authorities to place the GSEs into conservatorship. As the GSEs' conservator, the FHFA has the authority to control and direct the GSEs' operations, and the FHFA's policy objectives can result in changes to the GSEs' requirements and practices. With the GSEs in their 7th year of conservatorship, there has been ongoing debate over the future role and purpose of the GSEs in the U.S. housing market. Since 2011, there have been numerous legislative proposals intended to incrementally scale back or eliminate the GSEs (such as a statutory mandate for the GSEs to transfer mortgage credit risk to the private sector) or to completely reform the housing finance system. Congress, however, has not enacted any legislation to date. Passage and timing of comprehensive GSE reform legislation or incremental change is uncertain, making the actual impact on us and our industry difficult to predict. Such changes, if they come to pass, could have a significant impact on our business.
FHA Reform
We compete with the single-family mortgage insurance programs of the FHA, which is part of the U.S. Department of Housing and Urban Development (HUD). The FHA's role in the mortgage insurance industry is significantly dependent upon regulatory developments. During the most recent housing downturn, the FHA began to capture an increasing share of the high-LTV market, which has not receded to the lower levels experienced prior to the financial crisis. Since 2012, there have been several legislative proposals intended to reform the FHA; however, no legislation has been enacted to date. Although there has been broad policy consensus toward the need for private capital to play a larger role and government credit risk to be reduced in the U.S. housing finance system, in 2015, the FHA reduced some of its annual mortgage insurance premiums by 50 basis points, which has had the effect of maintaining the FHA's elevated market share and continuing the increased role of government in the combined mortgage insurance market. Each year, FHA is required to perform an actuarial projection on its insurance portfolio and report the results to Congress. On November 16, 2015, HUD made a report to Congress that the FHA's Mutual Mortgage Insurance Fund's (MMIF) net worth improved significantly and is now $23.8 billion. In addition, HUD reported that the MMIF's capital ratio improved to 2.07 percent and exceeds the required capital reserve ratio of 2%. With the improvement to the MMIF, it remains uncertain whether FHA will unilaterally lower its mortgage insurance premiums again, make changes to the current non-cancellation of premiums, or whether Congress will continue to consider legislation to reform the FHA. The prospects for unilateral FHA action on premium or passage of FHA reform legislation in either the House or Senate, and how differences in proposed reforms between the House and Senate might be resolved in any final legislation, remain uncertain.
The Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) amended certain provisions of TILA, RESPA and other statutes that have had a significant impact on our business and the residential mortgage market. The Consumer Financial Protection Bureau (CFPB), a Federal agency created by the Dodd-Frank Act, is charged with implementation and enforcement of these provisions. In 2013, the CFPB published its final Ability to Repay (ATR) Rule, which went into effect in January 2014. In February 2015, a rule adopted by various federal agencies defining a Qualified Residential Mortgage (QRM) went into effect.
Ability-to-Repay Rule
The Dodd-Frank Act ATR mortgage provisions govern the obligation of lenders to determine the borrower's ability to pay when originating a mortgage loan covered by the rule.  The ATR rule went into effect on January 10, 2014. A subset of mortgages within the ATR rule are known as "qualified mortgages" (QM). For a mortgage loan to be a QM, the rule first prohibits certain loan features, such as negative amortization, points and fees in excess of 3% of the loan amount, and terms exceeding 30 years. The rule promulgated by the CFPB also establishes underwriting criteria for QMs including that a borrower must have a total DTI ratio of less than or equal to 43%. The ATR rule provides that a covered first mortgage loan meeting the QM definition bearing an annual percentage rate no greater than 1.5% plus a prevailing market rate is regarded as complying with ATR requirements, while if a covered first mortgage loan bears an annual percentage rate of greater than 1.5% plus a prevailing market rate, it will carry a rebuttable presumption of compliance with the ATR rule. QMs under the rule benefit from a statutory presumption of compliance with the ATR rule, thus potentially mitigating the risk of the liability of the creditor and assignees of the loan under TILA.
The rule also provides a temporary category of QMs that have more flexible underwriting requirements so long as they satisfy the general product feature requirements of QMs and so long as they meet the underwriting requirements of the GSEs. The temporary category of QMs that meet the underwriting requirements of the GSEs will phase out upon the earlier to occur of the end of conservatorship or receivership of the GSEs or January 10, 2021. We, along with other industry participants, have observed that the significant majority of covered loans made after the effective date of the CFPB's ATR rule have been QMs.
The Dodd-Frank Act also gave statutory authority to HUD, the VA, U.S. Department of Agriculture and Rural Housing Service to develop their own definitions of “QM.” In December 2013, HUD developed its own definition of QM to govern loans eligible for FHA insurance that was less restrictive on certain underwriting requirements than that which governs loans for which the CFPB’s ATR rule governs. The other agencies have not taken such action to date. To the extent lenders find that the HUD definition of QM is more favorable to certain segments of their borrowers, our business may be negatively impacted.
We expect that most lenders will continue to be reluctant to make loans that do not qualify as QMs (either under the rules' specific underwriting guidelines, GSE underwriting guidelines or the HUD definition of a QM) because absent full compliance with the ATR rule, such loans will not be entitled to a "safe-harbor" presumption of compliance with the ability-to-pay requirements.
The ATR rule may impact the mortgage insurance industry in several ways. First, the ATR rule has given rise to a subset of borrowers who cannot meet the regulatory QM standards, thus reducing the size of the mortgage market tied to such borrowers. Second, under the ATR rule, if the lender requires the borrower to purchase MI payable monthly, then the MI premiums are included in monthly mortgage costs in determining the borrower's ability to repay the loan. To date, the full impact of the ATR rule on demand for MI because of inclusion of monthly MI premiums in the borrower's monthly payment is not yet known.
Third, under the ATR rule, mortgage insurance premiums that are payable at or prior to consummation of the loan are includible in points and fees for purposes of determining QM status unless, and to the extent that, such up-front premiums (UFP) are (i) less than or equal to the UFP charged by the FHA and (ii) are automatically refundable on a pro rata basis upon satisfaction of the loan. (The FHA currently charges UFP of 1.75% on all residential mortgage loans, but it has the authority to change its UFP from time to time.) As inclusion of MI premiums towards the 3% cap will reduce the capacity for other points and fees in covered transactions, mortgage originators will be less likely to purchase single premium BPMI products to the extent that the associated premiums are deemed to be points and fees. In general, LPMI premiums are not counted in the consideration of the borrower's monthly payment or in the 3% points and fees determination.
Qualified Residential Mortgage Rule
The Dodd-Frank Act generally provides that an issuer of an asset-backed security or a person who organizes and initiates an asset-backed transaction (a securitizer) must retain at least 5% of the risk associated with securitized mortgage loans. This risk retention requirement does not apply to mortgage loans that are QRMs or that are insured by the FHA or another federal agency. By exempting QRMs from the risk-retention requirement, the cost of securitizing these mortgages would be reduced, thus providing a market incentive for the origination of loans that are exempt from the risk-retention requirement.
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
Basel III
The Basel Capital Accord, as updated, sets out international benchmarks for assessing banks' capital adequacy requirements, which, among other factors, governs the capital treatment of MI purchased and held on balance sheet by domestic and international banks in respect of their residential mortgage loan origination and securitization activities. In July 2013, U.S. banking regulators promulgated regulations to implement significant elements of the Basel framework, which we refer to as Basel III. The phase in period for U.S. banks to implement the Basel III regulations is for a duration of five years, which started on January 2, 2014.
Under the "Standardized Approach," Basel III's current capital rules assign a 50% or 100% risk weight to loans secured by one-to-four-family residential properties (residential mortgage exposures). Generally, residential mortgage exposures that are prudently underwritten and that are performing according to their original terms receive a 50% risk weight, while all other residential mortgage exposures are assigned a 100% risk weight. The banking regulators clarified in a set of frequently asked questions issued in March 2015 that LTV ratios can account for private MI in determining whether a loan is made in accordance with prudent underwriting standards for purposes of receiving a 50% risk weight. A mortgage exposure guaranteed by the federal government through the FHA or VA will have a risk weight of 20%.
In December 2014, the Basel Committee on Banking Supervision (Basel Committee) issued a proposal for further revisions to Basel III's Standardized Approach for credit risk. The proposal sets forth proposed adjustments to the risk weights for residential mortgage exposures that take into account LTV and the borrower's ability to service a mortgage as a proxy for a debt service coverage ratio. The proposed LTV ratio did not take into consideration any credit enhancement, including private MI. Comments closed on the 2014 proposal in March 2015, and in December 2015, the Basel Committee released a second proposal that retained the LTV provisions of the initial draft, but not the debt servicing coverage ratios. The 2015 proposal remains open for comment until March 11, 2016.
We believe the existing U.S. implementation of the Basel III capital framework supports continued use of private MI by portfolio lenders as a risk and capital management tool; however, with the ongoing implementation of Basel III and the continued evolution of the Basel framework, it is difficult to predict the impact, if any, on the MI industry and the ultimate form of any potential future modifications to the regulations by federal banking regulators.
Mortgage Servicing Rules
New residential mortgage servicing rules under RESPA and TILA, promulgated by the CFPB, went into effect in 2014. These rules included new or enhanced servicer requirements for handling escrow accounts, responding to borrower assertions of error and inquiries from borrowers, special handling of loans that are in default and loss mitigation when borrowers default, along with other provisions. A provision of the required loss mitigation procedures prohibits the servicer from commencing foreclosure until 120 days after the borrower's delinquency. Violation of the loss mitigation rules, which mandate special notices, handling and processing procedures (with deadlines) based on borrower submissions, may subject the servicer to private rights of action under consumer protection laws. Such actions or threats of such actions could cause delays in and increase costs and expenses associated with default servicing, including foreclosure. As to servicing of delinquent mortgage loans covered by our insurance policies, these rules could contribute to delays in and increased costs associated with foreclosure proceedings and have an adverse impact on the cost and resolution of claims. The CFPB is currently engaged in a rulemaking process to amend the mortgage servicing rules, which amendments, if adopted, could increase the burden on servicers.
Homeowners Protection Act of 1998
HOPA provides for the automatic termination, or cancellation upon a borrower's request, of BPMI, as defined in HOPA, upon satisfaction of certain conditions. HOPA requires that lenders give borrowers certain notices with regard to the automatic termination or cancellation of BPMI. These provisions apply to BPMI for purchase money, refinance and construction loans secured by the borrower's principal dwelling. FHA and VA loans are not covered by HOPA. Under HOPA, automatic termination of BPMI would generally occur when the mortgage is first scheduled to reach an LTV of 78% of the home's original value, assuming that the borrower is current on the required mortgage payments. A borrower who has a "good payment history," as defined by HOPA, may generally request cancellation of BPMI when the LTV is first scheduled to reach 80% of the home's original value or when actual payments reduce the loan balance to 80% of the home's original value, whichever occurs earlier. If BPMI coverage is not canceled at the borrower's request or by the automatic termination provision, the mortgage servicer must terminate such BPMI coverage by the first day of the month following the date that is the midpoint of the loan's amortization, assuming the borrower is current on the required mortgage payments.
Section 8 of RESPA
Section 8 of RESPA will apply to most residential mortgages insured by us. Subject to limited exceptions, Section 8 of RESPA prohibits persons from giving or accepting anything of value pursuant to an agreement or understanding to refer a "settlement service." MI generally may be considered to be a "settlement service" for purposes of Section 8 of RESPA under applicable regulations. Section 8 of RESPA affects how we structure ancillary services that we may provide to our customers, if any, including loan review services, risk-share arrangements and customer training programs. RESPA authorizes the CFPB and other regulators to bring civil enforcement actions and also provides for criminal penalties and private rights of action. The CFPB has brought a number of enforcement actions under Section 8 of RESPA, including settlements with several mortgage insurers. One CFPB enforcement action against a mortgage originator for alleged kickbacks received from mortgage insurers, in which the CFPB is demanding that the mortgage originator pay approximately $109 million in disgorgement, is currently pending before the United States Court of Appeals for the D.C. Circuit. That court's ruling may have an impact on future CFPB RESPA enforcement activity in this area. The CFPB's enforcement of Section 8 of RESPA presents regulatory risk for many providers of "settlement services," including mortgage insurers.
TILA-RESPA Integrated Disclosures
In October 2015, the TILA-RESPA Integrated Disclosures (TRID) rule issued by the CFPB came into effect. The TRID rule mandates that a new series of disclosures be provided to consumers in connection with the origination of most types of residential mortgage loans. Certain mortgage originators and other industry service providers have reported difficulties implementing this new disclosure regime. These difficulties may result in delays in closing loans, as well as possible liability for mortgage originators and purchasers. Consequently, until the industry fully adapts to the TRID rule, we believe there may be a short-term negative effects on the residential mortgage market, which may in turn impact the market for mortgage insurance.
Mortgage Insurance Tax Deduction
In 2006, Congress enacted on a temporary basis the private mortgage insurance tax deduction, which expired at the end of 2011. Each year since the deduction initially expired in 2011, Congress has enacted legislation to temporarily extend the deduction, with the most recent extension occurring in December 2015, to cover the 2015 and 2016 tax years, from January 1, 2015 to December 31, 2016. Congress has periodically considered proposed legislation that would make the private mortgage insurance tax deduction permanent, but to date has not enacted any such legislation. We cannot predict whether the tax deduction will be made permanent and if not, whether it will be further extended following its expiration on December 31, 2016.

SAFE Act
The federal Secure and Fair Enforcement for Mortgage Licensing Act (SAFE Act), enacted by Congress in 2008, establishes minimum standards for the licensing and registration of state-licensed mortgage loan originators. The SAFE Act also requires the establishment of a nationwide mortgage licensing system and registry for the residential mortgage industry and its employees. As part of this licensing and registration process, loan originators who are employees of certain lending institutions must generally be licensed under the SAFE Act guidelines enacted by each state in which they engage in loan originator activities and registered with the registry. The CFPB administers and enforces the SAFE Act. Employees of NMIC are not required to be licensed and/or registered under the SAFE Act as NMIC does not originate mortgage loans. NMIS currently provides loan review services through third party service providers, which have represented to NMIS that they comply with SAFE Act requirements in all applicable jurisdictions.
Privacy and Information Security
We provide mortgage insurance products and services to financial institutions with which we have business relationships. In the normal course of providing our products and services, we may receive non-public personal information regarding such financial institutions' customers. The GLBA and related state and federal regulations implementing its privacy and safeguarding provisions impose privacy and information security requirements on financial institutions, including obligations to protect and safeguard consumers' non-public personal information. GLBA and its implementing regulations are enforced by state insurance regulators and state attorneys general, and by the U.S. Federal Trade Commission (FTC) and the CFPB. In addition, many states have enacted privacy and data security laws which impose compliance obligations beyond GLBA, including obligations to protect social security numbers and provide notification if a security breach results in a reasonable belief that unauthorized persons may have obtained access to consumer non-public personal information. We have adopted certain risk management and security practices designed to facilitate our compliance with these federal and state privacy and information security laws.
Fair Credit Reporting Act
FCRA imposes restrictions on the permissible use of credit report information. The CFPB and FTC each have authority to enforce the FCRA. FCRA has been interpreted by some FTC staff and Federal courts to require mortgage insurance companies to provide "adverse action" notices to consumers if an application for mortgage insurance is declined or offered at higher than the best available rate for the program applied for on the basis of a review of the consumer's credit. We provide such notices when required.
Anti-Discrimination Laws
ECOA requires creditors and insurers to handle applications for credit and for insurance in accordance with specified requirements and prohibits discrimination in lending or insurance based on prohibited factors such as gender, race, ethnicity, age and familial status.  The Fair Housing Act prohibits discrimination on the basis of race, gender and other prohibited bases in connection with housing-secured credit transactions.
Implications of and Elections Under the JOBS Act
As a company that had gross revenues of less than $1 billion during its last fiscal year, we are an "emerging growth company," as defined in the JOBS Act (an EGC). We will retain that status until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1,000,000,000 (as indexed for inflation in the manner set forth in the JOBS Act) or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a "large accelerated filer," as defined in Rule 12b-2 under the Exchange Act or any successor thereto, including the requirement that an issuer have an aggregate worldwide market value of the voting and non-voting common equity held by non-affiliates of $700 million or more, as of the last business day of the most recently completed second fiscal quarter. As of June 30, 2015, the calculated aggregate market value of common stock held by our non-affiliates was $417,691,168.
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
We have reported net losses since our inception. We currently expect to continue to report net losses in the near term, the size of which will depend primarily on the amount of insurance business we can transact and the returns generated from our investment portfolio. We cannot assure you when, or if, we will achieve profitability. Conditions that could delay our profitability primarily include our ability to attract and retain a diverse customer base, to achieve a diversified mix of business across the spectrum of our product offerings, maintain GSE eligibility and our certificates of authority from state insurance departments, and to a lesser extent, include increasing unemployment rates, decreasing housing values, adverse changes in interest rates and unfavorable GSE reform or actions by the GSEs or the FHFA that negatively impact us and the MI industry
If we are unable to timely attract and retain the most significant mortgage originators as customers, our ability to achieve our business goals could be negatively impacted.
The success of our mortgage insurance business is highly dependent on our ability to attract and retain as customers the most significant mortgage lenders in the U.S., as determined by volume of their own originations as well as volume of insured business they may acquire from other lenders through their correspondent channels.  We believe these mortgage lenders are critical to the achievement of our business goals because of their dominant market share.  As a result of their size and market share, these entities originate a significant majority of low down payment mortgages in the U.S. and, therefore, influence the size of the MI market.  We are currently doing business with a majority of these lenders.  However, there is no assurance we will receive approvals from each of the remaining lenders to do MI business in a timely manner or at all.  If we fail to obtain and retain one or more approvals, our business, financial condition and operating results could be adversely impacted.  Even if these lenders become our customers, we cannot be certain that any loss of business from one would be replaced from other new or existing lenders.  Such lenders may decide to write business only with certain mortgage insurers based on their views with respect to an insurer's pricing, underwriting guidelines, loss mitigation practices, financial strength or other factors.  Our customers may choose to diversify the mortgage insurers with which they do business, which could negatively affect our level of NIW and our market share.  In addition, our Master Policy does not, and by law cannot, require our customers to do business with us.  In 2015, premiums earned from one significant customer exceeded 10% of our consolidated revenues. The loss of this customer could have a material adverse impact on our financial condition and results of operations. The loss of business from additional significant customers could also have an adverse effect on the amount of new business we are able to write, and consequently, our financial condition and operating results.

As a participant in the mortgage lending and MI industries, we rely on e-commerce and other technologies to conduct business with our customers. Our inability to meet the technological demands of customers could adversely impact our business, financial condition and operating results.
We primarily rely on e-commerce and other technologies to provide and expand our products and services. Customers require us to provide and service our MI products in a secure manner, either electronically via our internet website or through direct electronic data transmissions. Accordingly, we invest resources in establishing and maintaining electronic connectivity with customers and, more generally, in e-commerce and technological advancements. In order to integrate electronically with mortgage lenders, we need to continue to connect our system to the industry's leading third-party loan origination systems. We expect this integration process to continue into the foreseeable future and may take a significant amount of time before it is complete. We are also working to integrate directly with those lenders that maintain their own, proprietary loan origination and servicing system technologies, recognizing that the time-lines for these integrations are heavily dependent upon the lenders' internal technology resources. Our inability to continue to make progress with these e-commerce connections could negatively impact our ability to attract as customers the larger mortgage lenders who rely on these connections to do business. Many customers require us to have such connectivity in place as a precursor to doing business with them. Our business, financial condition and operating results may be adversely impacted if we do not successfully establish these arrangements or otherwise keep pace with the technological demands of customers.
If we, together with third parties with whom we have contracted, are unable to develop, enhance and maintain our technology platform with respect to the products and services we offer, our business and financial performance could be significantly harmed.
We have developed an enterprise technology platform designed to support our operations. If our technology platform fails to perform in the manner we expect, our business, financial condition and operating results will be significantly harmed. Further, our business would be negatively impacted if we are unable to timely and effectively enhance our platform when necessary to support our primary business functions. There is no assurance that we will not experience significant difficulties with the operation of our technology platform. The success of our business is dependent on our ability to resolve any issues identified with our technology platform during operations and to make timely improvements. Further, we will need to match or exceed the technological capabilities of our competitors over time. We cannot predict with certainty the cost of such maintenance and improvements, but failure to make such improvements and any significant shortfall in any technology enhancements or negative variance in the time-line in which system enhancements are delivered could have an adverse effect on our business, financial condition and operating results.
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
Under our Master Policy's rescission relief provisions, we agree that we will not rescind or cancel coverage of an insured loan for material borrower misrepresentation or underwriting defects after a borrower timely makes a certain number of payments (either 12 or 36), as specified in our Master Policy. In addition, upon the borrower attaining such full and timely consecutive monthly payments, we have agreed to limitations on our ability to initiate an investigation of fraud or misrepresentation by our insureds or any First Party involved in the origination of an insured loan. 12-month rescission relief on an insured loan is subject to our successful completion of an independent validation on such loan. If we do not perform an independent validation on an insured loan, such loan will qualify for rescission relief after a borrower timely makes 36 consecutive monthly payments. The current processes we have in place to review insured loans may be ineffective in detecting fraud and/or underwriting defects prior to a borrower making the requisite number of payments. After a loan meets the conditions for rescission relief, we are contractually prohibited from exercising our rights of rescission for borrower fraud and certain First Party misrepresentations; our rights to investigate potential First Party fraud or misrepresentation are significantly curtailed; and we may be obligated to pay claims on certain loans with unacceptable risk profiles or which failed to meet our underwriting guidelines at the time of origination. As a result, we could suffer unexpected losses, which could adversely impact our business, financial condition and operating results.

We are outsourcing the underwriting of our mortgage insurance on certain loans to third-party underwriting service providers (USPs). If these USPs fail to adequately perform their underwriting services or place our coverage on loans we would deem ineligible, we could experience increased losses on loans underwritten by them and our customer relationships could be negatively impacted.
If our USPs fail to adequately perform their underwriting services, such as mishandling of customer inquiries or an inability to underwrite a sufficient volume of applications per day, we may lose opportunities to place mortgage insurance coverage on particular loans, our reputation may suffer and customers may choose not to do business with us at all. In addition, if our USPs place our coverage on loans that are ineligible for coverage under our underwriting guidelines, our risk of loss will be increased on those loans or the premiums we charge will be inadequate given the risk presented. We do not have the right under our Master Policy to cancel coverage of an ineligible loan as a result of a USP making an incorrect decision. Further, other than being able to terminate our contracts with these USPs, we generally do not have express loan-level monetary contractual remedies against these USPs if we are obligated to pay claims on ineligible loans that they improperly agreed to insure on our behalf. If these USPs fail to adequately perform their underwriting services or consistently place coverage on ineligible loans, we could experience increased losses on loans underwritten by them and our customer relationships could be negatively impacted, which would have an adverse impact on our business, financial condition and operating results.
There can be no assurance that the GSEs will continue to treat us as a qualified mortgage insurer in the future, and our failure to maintain compliance with the GSEs' PMIERs could adversely impact our business, financial condition and operating results.
NMIC is a GSE Approved Insurer, and the significant majority of insurance we write is on loans sold to the GSEs. (Italicized terms have the same meaning that such terms have in the PMIERs.) As a result, our compliance with the GSEs' eligibility requirements, the PMIERs, is necessary to maintain NMIC's status as an Approved Insurer. There can be no assurance that the GSEs will continue to treat us as an Approved Insurer in the future.
On December 31, 2015, the GSEs' final updated PMIERs went into effect (Effective Date) for existing, Approved Insurers. Under the PMIERs financial requirements, Approved Insurers, including NMIC, must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an Approved Insurer’s net RIF, calculated by applying on a loan-by-loan basis certain risk-based factors derived from tables set out in the PMIERs to the net RIF. The risk-based required asset amount for primary insurance is subject to a floor of 5.6% of total, performing, primary RIF, and the risk-based required asset amount for pool insurance considers both the factors in the tables and the net remaining stop loss for each pool insurance policy. The PMIERs financial requirements also increase the amount of available assets that must be held by an Approved Insurer for loans originated on or after January 1, 2016 that are insured under LPMI policies not subject to automatic termination under the HOPA.
By March 1, 2016, each Approved Insurer must certify to the GSEs that it fully complies with the PMIERs as of the Effective Date. As of December 31, 2015, NMIC had sufficient assets to meet the PMIERs financial requirements, and we expect to certify to the GSEs by March 1, 2016 that NMIC fully complies with the PMIERs. Going forward, by April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. Moreover, NMIC has an ongoing obligation to immediately notify the GSEs in writing upon discovery of its failure to meet one or more of the PMIERs requirements.
There can be no assurance, however, that NMIC will continue to comply with the PMIERs financial requirements. For the reasons discussed in these Risk Factors and elsewhere in this Report, NMIC's future results could be negatively impacted, causing a reduction to revenues, an increase in losses, or requiring the use of assets, which could cause its available assets to fall below $400 million. In addition, as NMIC continues to grow its business and increase its net RIF, it is anticipated that NMIC's total risk-based required asset amount, and thus its minimum required assets, will exceed $400 million. We anticipate that NMIC's total risk-based required asset amount will increase more rapidly than its available assets and that NMIC will need to raise additional capital or reduce its net RIF, including through reinsurance, in order to remain in compliance with the PMIERs financial requirements and to continue to support new business writings. Any future capital may be in the form of debt, equity, or a combination of both. We can give no assurance that our efforts to raise capital, obtain reinsurance or otherwise reduce our RIF would be successful. If we are unable to raise additional capital, obtain reinsurance or enter into alternative arrangements to reduce our RIF, NMIC may not meet the PMIERs financial requirements.
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
Further, the GSEs may modify or change their interpretation of terms they require us to include in our mortgage insurance policies for loans purchased by them, requiring us to modify our terms of coverage or operational procedures in order to remain a GSE-qualified mortgage insurer, and such changes could have a material adverse impact on our financial position and operating results. Although not as likely, the GSEs could, in their own discretion, require additional limitations and/or conditions on certain of our activities and practices that are not currently in the PMIERs in order for us to remain qualified. The GSEs may amend the PMIERs at any time. Additional requirements or conditions imposed by the GSEs could limit our operating flexibility and the areas in which we may write new business.
If, in the future, NMIC fails to comply with the PMIERs, including the financial requirements, it may lose its Approved Insurer status from one or both GSEs, or may have to curtail its business writings or cease transacting new business altogether. Any of these events would have a material adverse impact on our financial condition and future business prospects.
NMIC is subject to state insurance department capital adequacy requirements, which if breached, could result in NMIC being required to cease writing new business in such states.
NMIC's principal regulator is the Wisconsin OCI. Under applicable Wisconsin law, as well as that of 15 other states, a mortgage insurer must maintain a minimum amount of statutory capital relative to the RIF in order for the mortgage insurer to continue to write new business. While formulations of minimum capital may vary in each jurisdiction that has such a requirement, the most common measure applied allows for a maximum permitted RTC ratio of 25:1. Wisconsin and certain other states, including California and Illinois, apply a substantially similar requirement referred to as minimum policyholders' position. If our business grows faster (i.e. our RIF grows faster than expected) or is less profitable than expected (i.e. our revenues do not generate the return we expect), our actual RTC ratios over the short to mid-term could exceed our expected RTC ratios and could begin to approach the limits to which we are subject, which could require us to raise additional capital or enter into alternative arrangements to reduce our RIF, including through reinsurance. We can give no assurance that our efforts to raise capital, obtain reinsurance or otherwise reduce our RIF would be successful. If we are unable to raise additional capital, obtain reinsurance or enter into alternative arrangements to reduce our RIF, we may exceed these state-imposed capital requirements. Accordingly, if we fail to meet the capital adequacy requirements in one or more states, we could be required to suspend writing business in some or all of the states in which we do business.
We face intense competition for business in our industry from existing MI providers and potentially from new entrants. If we are unable to compete effectively, we may not be able to gain market share and our business may be adversely affected.
The MI industry is highly competitive. With seven private MI companies actively competing for business from the same residential mortgage originators, it is important that we continue to differentiate ourselves from the other companies who sell substantially similar products as ours. We compete with other private mortgage insurers based on our financial strength, underwriting guidelines, customer service (including speed of MI underwriting and decision making), ancillary products and services (including training and, on a limited basis, loan review services), information security, product features, pricing, operating efficiencies, customer relationships, name recognition, reputation, the strength of management teams and field organizations, ability to generate management and customer reports based on comprehensiveness of databases covering insured loans, effective use of technology and innovation in the delivery and servicing of insurance products and ability to execute. However, the existing MI companies, many of which have larger operations than we do and/or are part of larger diversified companies, have more established relationships and infrastructure, personnel and other resources than we are anticipated to have during our early years of operation. One or more of our competitors may seek to capture increased market share from government-supported insurance programs, such as the FHA, or from other MI companies by reducing pricing, offering alternative coverage and product options, including offerings for loans not intended to be sold to the GSEs, loosening their underwriting guidelines or relaxing risk management policies, which could, in turn, improve their competitive positions in the industry and negatively impact our ability to increase our market share. Competition within the MI industry could result in our loss of customers, lower premiums, riskier credit guidelines and other changes that could lower our revenues or increase our expenses. If our information technology systems are inferior to our competitors', existing and potential customers may choose our competitors' products over ours. If we are unable to compete effectively against our competitors and attract and retain our target customers, our revenue may be adversely impacted and we may not be able to gain market share, which could adversely impact our growth and profitability.
In addition, we and most of our competitors, either directly or indirectly, offer certain ancillary services to mortgage lenders with which they also conduct MI business, including loan review, training and other services. For various reasons, including those related to resources or compliance, we may choose not to offer these services at all or not to offer them in a form that is comparable to the prevailing offerings of our competitors. If we choose not to offer these services, or if we were to offer ancillary services that are not well-received by the market and fail to perform as anticipated, we could be at a competitive disadvantage which could adversely impact our profitability.
Our underwriting and risk management policies and practices may not anticipate all risks and/or the magnitude of potential for loss as the result of unforeseen risks.
We have established underwriting and risk management policies and practices that seek to mitigate our exposure to borrower default risk in our insured loan portfolio by anticipating future risks and the magnitude of those risks. Our underwriting and risk management guidelines are based on what we believe to be the major factors that impact mortgage credit risk. Those factors include, among others, the borrower's credit strength, the loan product, origination practices of lenders, the percentage coverage and size of insured loans and the condition of the economy. In addition, there are certain types of loan characteristics relating to the individual loan or borrower that affect the risk potential for a loan, including its LTV, purpose and terms and the credit profile of the borrower. The presence of multiple higher-risk characteristics in a loan materially increases the likelihood of a default on such a loan unless there are other characteristics to mitigate the risk.
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
Our IIF may be concentrated in specific geographic regions and could make our business highly susceptible to downturns in local economies, which could be detrimental to our financial condition.
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
We may be forced to change our investments or investment policies depending upon regulatory, economic and market conditions, our existing or anticipated financial condition and operating requirements, including the tax position, of our business. Our investment objectives may not be achieved. Although our portfolio consists mostly of highly-rated investments and complies with applicable regulatory requirements, the success of our investment activity is affected by general economic conditions, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and, consequently, the value of fixed income securities.
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
We are a relatively new company that commenced transacting mortgage insurance in April 2013. We do not anticipate a material level of losses (relative to written premiums or stockholders' equity) in the first few years of our operations. Our practice, consistent with generally accepted accounting principles in the U.S. (GAAP) for the MI industry, is to establish loss reserves only for loans that servicers have reported to us as being at least 60 days in default. We also establish IBNR reserves for estimated losses incurred on loans that have been in default for at least 60 days that have not yet been reported to us by the servicers.
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
Even when housing values are stable or rising, mortgages with certain characteristics have higher probabilities of claims. These characteristics include loans with LTVs over 95% (or in certain markets that have experienced declining housing values, over 90%), lower credit scores, with lower scores tending to have higher probabilities of claims, or higher total DTI ratios. Loans with combinations of these risk factors have a higher degree of layered risk. In general, we charge higher premiums for loans with higher risk characteristics. There is, however, no guarantee that our premiums will compensate us for the losses we incur on loans with higher risk characteristics. From time to time, in response to market conditions, we may change the types of loans that we insure and the guidelines under which we insure them, and in doing so, the concentration of insured loans with higher risk characteristics in our portfolio may increase. In addition, we may make exceptions to our underwriting guidelines on a loan-by-loan basis and for certain customer programs. Even though underwriting that falls outside of our guidelines would be on a case-by-case basis, we could incur greater than expected claims and claim payments on this business, which could negatively impact our revenues and operating results.
We face risks associated with offering loan review services.
We provide loan review services for certain of our customers, including on loans for which we are not providing mortgage insurance. Under the terms of our loan review agreements with customers and subject to contractual limitations on liability, we agree to indemnify the customer against losses incurred if we make an underwriting error which materially restricts or impairs the saleability of a loan, results in a material reduction in the value of a loan or results in the customer being required to repurchase a loan. The indemnification may be in the form of monetary or other remedies, subject to per loan and annual limitations. Accordingly, we have assumed some credit risk in connection with providing these services. We also face regulatory and litigation risk in providing these services. See The U.S. MI industry is, and as a participant we will be, subject to litigation and regulatory enforcement risk generally, below.
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
We depend on reliable, consistent third-party servicing of the loans that we insure. Among other things, our Master Policy requires our insureds and their servicers to timely submit premium and monthly IIF and default reports and utilize commercially reasonable efforts to limit and mitigate loss when a loan is in default. If these servicers fail to adhere to such servicing standards and fail to limit and mitigate loss when appropriate, our losses may unexpectedly increase. In addition, if one or more servicers were to experience adverse effects to its business, such servicers could experience delays in their reporting and premium payment requirements, which could result in our inability to correctly record new loans as they are underwritten, receive and process premium payments on insured loans and/or properly recognize and establish loss reserves on loans when a default exists or occurs but is not reported to us. Significant failures by large servicers or disruptions in the servicing of mortgage loans we insure would adversely impact our business, financial condition and operating results.
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
Our business is highly dependent upon the effective operation of our information technology systems, which process, transmit, store and protect large amounts of personal information of the borrowers whose mortgages we insure, in addition to the confidential, proprietary, financial and other information that are critical to our business. Furthermore, a significant portion of the communications between our employees and our customers and service providers depends on information technology and electronic information exchange. The security of our computer systems and networks, and those functions that we may outsource, are vulnerable to unauthorized access, interruptions or failures due to events that may be beyond our control, including, but not limited to, cyber attacks, natural disasters, theft, terrorist attacks, computer viruses, and general technology failures. Additionally, our employees and vendors may use portable computers or mobile devices which can be stolen, lost or damaged. We have adopted information security procedures and controls to safeguard our systems and the information that we process, transmit and store. Despite these efforts, we may not be able to anticipate or to implement effective preventive measures against all cyber threats, or detect and contain a breach in a timely manner, particularly because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers. Any compromise of the security of our information technology systems may result in loss of personally identifiable information, financial losses, loss of customers and the inability to transact business; would be costly and time-consuming to address and resolve an incident; could expose us to liability for damages, harm our reputation, subject us to regulatory scrutiny or expose us to civil litigation. If any of these were to occur, our business, financial condition and operating results could be adversely affected. Further, the technology errors and omissions coverage we maintain may be inadequate to cover any claims or costs associated with an incident that may occur in the future.

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
Risk Factors Relating to the Mortgage Insurance Industry and Its Regulation
The implementation of Basel III may adversely affect the use of MI by certain banks.
In July 2013, U.S. federal banking regulators adopted regulations to implement Basel III. The phase in period for U.S. banks to implement the capital rules is for a duration of five years, which started on January 2, 2014. With the ongoing implementation of Basel III and the potential continued evolution of the Basel capital framework, it is difficult to predict the impact, if any, on the MI industry and the ultimate form of any potential future modifications to the regulations by federal banking regulators. If regulators revise the Basel III rules to reduce or eliminate the capital benefit banks receive from insuring low down payment loans with private MI, or if our customers who are subject to Basel III believe that adverse changes may occur at some time in the future, our current and future business may be adversely affected.
Implementation of the Dodd-Frank Act could negatively impact private mortgage insurers and the amount of insurance they can write, including if the definition of QRM results in a reduction of the number of low down payment loans available to be insured.
The Dodd-Frank Act required certain federal regulators to promulgate regulations providing for minimum credit risk-retention requirements in securitizations of residential mortgage loans that do not meet the definition of QRM. The final QRM rule went into effect on February 23, 2015. We, and the industry, continue to evaluate the QRM rule and whether it will have any impact on the MI industry. The potential impact depends on, among other things, the mortgage finance market's reaction to the rule, including whether the rule will affect the size of the high-LTV mortgage market and the extent to which the GSEs' mortgage purchase and securitization activities become a smaller portion of the overall market and securitizations subject to the risk retention requirements and the QRM exemption become a larger part of the mortgage market. If the QRM rule has the effect of materially reducing the size of the high-LTV mortgage market and therefore the population of loans eligible for MI, our business could be adversely affected.
Our business prospects and operating results could be adversely impacted if, and to the extent that, the CFPB's ATR Rules defining a QM reduce the size of the origination market.
The Dodd-Frank Act authorized the CFPB to issue regulations requiring a loan originator to determine whether, at the time a loan is originated, the consumer has a reasonable ability to repay the loan (ATR). The CFPB's final ATR rule went into effect on January 10, 2014. A subset of mortgages within the ATR rule are known as "qualified mortgages" or QM. QMs under the rule benefit from a statutory presumption of compliance with the ATR rule, thus potentially mitigating the risk of the liability of the creditor and assignees of the loan under TILA. We, along with other industry participants, have observed that the significant majority of covered loans made after the effective date of the CFPB's ATR rule have been QMs. We expect that most lenders will continue to be reluctant to make loans that do not qualify as QMs (either under specific underwriting guidelines in the rule or government or GSE underwriting guidelines) because absent full compliance with the ATR rule, such loans will not be entitled to a safe-harbor presumption of compliance with the ability-to-pay requirements. As a result, we believe ATR regulations have given rise to a subset of borrowers who cannot meet the regulatory QM standards, thus reducing the size of the residential mortgage market tied to such borrowers. It is difficult to predict with any certainty whether changes resulting from the QM rule will have a negative impact on the MI industry over time. Our business prospects and operating results could be adversely impacted if, and to the extent that, the QM regulations have the impact of reducing the size of the origination market.
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
In addition, under the QM regulations, mortgage insurance premiums that are payable at or prior to consummation of the loan are includible in points and fees unless, and to the extent that, such up-front premiums (UFP) are (i) less than or equal to the UFP charged by the FHA, and (ii) are automatically refundable on a pro rata basis upon satisfaction of the loan. (The FHA currently charges UFP of 1.75% on all residential mortgage loans, but it has the authority to change its UFP from time to time.) The QM rule includes a limitation on points and fees of 3% of the total loan amount. As inclusion of MI premiums towards the 3% cap will reduce the capacity for other points and fees in covered transactions, mortgage originators may be less likely to purchase single premium BPMI products to the extent that the associated premiums are deemed to be points and fees.
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
With the GSEs in their 7th year of conservatorship, there has been ongoing debate over the future role and purpose of the GSEs in the U.S. housing market. The U.S. Congress may legislate structural and other changes to the GSEs and the functioning of the secondary mortgage market. Since 2011, there have been numerous legislative proposals intended to incrementally scale back the GSEs (such as a statutory mandate for the GSEs to transfer mortgage credit risk to the private sector) or to completely reform the housing finance system. Congress, however, has not enacted any legislation to date. The proposals vary greatly with regard to the government's role in the housing market, and more specifically, with regard to the existence of an explicit or implicit government guarantee. If any GSE reform legislation is enacted, it could impact the current role of mortgage insurance as credit enhancement, including its reduction or elimination, which would have an adverse effect on our revenue, operating results or financial condition. As a result of these matters, it is uncertain what role private capital, including MI, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact on our business is uncertain. Any changes to the charters or statutory authorities of the GSEs would require Congressional action to implement. Passage and timing of any comprehensive GSE reform legislation or incremental change is uncertain and could change through the legislative process, which could take time, making the actual impact on us and our industry difficult to predict. Such changes, if they come to pass, could have a significant impact on our business.
In the last 3 years and for 2016, the FHFA has set goals for the GSEs to transfer significant portions of the GSE mortgage credit risk to the private sector. To date, several credit risk transfer products have been created under the program. To the extent these credit risk products are further innovated to include instruments that displace primary MI coverage, the amount of insurance we write may be reduced. It is difficult to predict the impact of any alternative credit risk transfer products developed in order to meet the goals established by the FHFA.
The U.S. MI industry is subject to regulatory risk and has been subject to increased scrutiny by insurance and other regulatory authorities.
The U.S. MI industry and our insurance subsidiaries are subject to comprehensive federal and state regulation, which has increased in recent years as a result of the most recent financial crisis. Increased federal or state regulatory scrutiny could lead to new legal precedents, new regulations or new practices, or regulatory actions or investigations, which could adversely affect our financial condition and operating results. Given the significant losses incurred by many insurers in the mortgage and financial guaranty industries during the most recent financial downturn, we and our industry may be subject to heightened scrutiny by insurance regulators. Although their scope varies, state insurance laws generally grant broad supervisory powers to state insurance regulatory authorities to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. These state insurance regulatory authorities could take actions that could materially impact the types of products and services we and our industry are permitted to offer, including requiring us (and other MI companies) to modify current business practices. Further, failure to comply with the various federal and state regulations promulgated by federal consumer protection authorities and state insurance regulatory authorities could lead to enforcement or disciplinary action, including the imposition of penalties and the revocation of our authorization to operate.
State insurance regulators also have the authority to make changes to capital requirements. The NAIC has formed a working group to develop and recommend more robust regulations governing mortgage insurance, including, among other things, strengthened capital requirements, underwriting standards, claims practices and market conduct. We, along with other MI companies, are working with the Mortgage Guaranty Insurance Working Group of the Financial Condition (E) Committee of the NAIC (Working Group). The Working Group will determine and make a recommendation to the Financial Condition (E) Committee of the NAIC as to what changes the Working Group believes are necessary to the solvency and market practices regulation of MI companies, including changes to the Mortgage Guaranty Insurers Model Act (Model #630). We have provided feedback to the Working Group since early 2013. The Working Group's discussions are ongoing and the ultimate outcome of these discussions and any potential actions taken by the NAIC cannot be predicted at this time. If the Working Group proposes that the NAIC adopt more stringent capital requirements, this could ultimately lead to NMIC being obligated to hold more capital for its insured business than we are required to hold under PMIERs, which would reduce our profitability compared to the profitability we expect under the existing capital requirements.
A downturn in the U.S. economy, rising interest rates or a decline in the value of borrowers' homes from their value at the time their loans close may result in more homeowners defaulting and could increase our losses.
Losses result from events that reduce a borrower's ability to continue to make mortgage payments, such as unemployment, rising interest rates and whether a defaulting borrower can sell the home for an amount that will cover unpaid principal and interest and the expenses of the sale. Deterioration in economic conditions generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages. An increase in interest rates typically leads to higher monthly payments for borrowers with existing ARMs. A decline in home values typically makes it more difficult for borrowers to sell or refinance their homes, generally increasing the likelihood of a default followed by a claim if borrowers experience job losses or other life events which reduce their incomes or increase their expenses. In addition, adverse declines in home values may also decrease the willingness of borrowers with sufficient resources to make mortgage payments when their mortgage balances exceed the values of their homes. Declines in home values typically increase the severity of any claims we may pay. Home values may decline even absent deterioration in economic conditions due to declines in demand for homes, which in turn may result from changes in buyers' perceptions of the potential for future appreciation, rising interest rates or restrictions on mortgage credit due to more stringent underwriting standards, among other factors.
Losses can increase when borrowers whose loans we insure experience reductions in income or increases in expenses. Borrowers on low down payment mortgages often have more difficulty weathering financial hardships caused by unemployment or income reductions, or life events involving illness or divorce, because they may not have large amounts of personal savings or available credit. Rising unemployment may increase the number of borrowers unable to remain current on their home mortgages and may increase the number of new claims.
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
If lenders and investors select alternatives to MI on high LTV loans, our business could be adversely affected. These alternatives to MI include, but are not limited to:

•	lenders using government mortgage insurance programs, including those of the FHA and the VA;

•	lenders and other investors holding mortgages in portfolio and self-insuring;

•
investors (including the GSEs) using credit enhancements other than MI, using other credit enhancements in conjunction with reduced levels of MI coverage, or accepting credit risk without credit enhancement;

•
lenders originating mortgages using "piggy-back" or other structures to avoid MI, such as a first mortgage with an 80% LTV and a second mortgage with a 10%, 15% or 20% LTV (referred to as 80-10-10, 80-15-5 or 80-20 loans, respectively) rather than a first mortgage with an LTV above 80% that has MI;

•	state-supported mortgage insurance funds in several states, including California and New York; and

•	borrowers paying cash versus securing mortgage financing, which has occurred with greater frequency in recent years.
Any of these alternatives to MI could reduce or eliminate the need for our product, could cause us to lose business and/or could limit our ability to attract the business that we would prefer to underwrite. In particular, since 2008, government mortgage insurance programs, principally the FHA, have captured a significant share of the insured loan market. Government mortgage insurance programs are not subject to the same capital requirements, costs of capital, risk tolerance or business objectives that we and other private MI companies are, and therefore, generally have greater financial flexibility in setting their pricing, guidelines and capacity, which could put us at a competitive disadvantage. In January 2015, the FHA reduced some of its single-family annual mortgage insurance premiums by 50 basis points. On December 11, 2013, HUD announced its own final rule defining a "Qualified Mortgage" that would be insured, guaranteed or administered by FHA, which went into effect on January 10, 2014 and which is less restrictive than the CFPB's definition in certain respects, including that (i) it has no borrower DTI limit, and (ii) it has a higher pricing threshold for loans to fall into the "safe harbor" category of QM loans rather than the "rebuttable presumption" category of QM loans. Because of these factors, it is possible that lenders will prefer FHA-insured loans to loans insured by private MI companies, including us, and that such preferences could have a material negative effect on our ability to compete for business. In addition, loans insured under FHA and other Federal government-supported mortgage insurance programs are eligible for securitization in Ginnie Mae securities, which may be viewed by investors as more desirable than GSE securities due to the explicit backing of Ginnie Mae securities by the full faith and credit of the U.S. Federal government. While declining from a high of approximately 85% in 2009, the market share of governmental agencies remains substantially above the low of approximately 23% in 2007, according to statistics reported by Inside Mortgage Finance. If the FHA or other government-supported mortgage insurance programs maintain or increase their share of the mortgage insurance market, our business and industry could be negatively affected.
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

•
the level of loan interest rates. Higher interest rates may increase the potential housing costs of consumers hoping to purchase homes, which may have the effect of reducing the pool of potential borrowers available to purchase homes;

•	deductibility of mortgage interest for income tax purposes;

•	the health of the real estate industry and the national economy as well as the conditions in regional and local economies;

•	housing affordability;

•	population trends, including the rate of household formation;

•	the rate of home price appreciation, which in times of heavy refinancing can affect whether refinance loans have LTVs that require MI;

•	U.S. government housing policy encouraging loans to first-time homebuyers; and

•	the extent to which the GSEs' guaranty and other fees, credit underwriting guidelines and other business terms affect lenders' willingness to extend credit for low down payment mortgages.
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
Mortgage insurers have been involved in litigation alleging violations of Section 8 of RESPA. Among other things, Section 8 of RESPA generally precludes mortgage insurers from paying referral fees to mortgage lenders for the referral of MI business. This limitation also can prohibit providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that mortgage lenders provide that are higher than their reasonable or fair market value, in exchange for the referral of MI business. Various regulators, including the CFPB, state insurance commissioners and state attorneys general may bring actions seeking various forms of relief in connection with alleged violations of the referral fee limitations of RESPA, as well as by private litigants in class actions. The insurance law provisions of many states also prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition.
In the past, a number of lawsuits have challenged the actions of other MI companies under RESPA, alleging that the insurers have violated RESPA Section 8's referral fee prohibition by entering into captive reinsurance arrangements or providing products or services to mortgage lenders at improperly reduced prices in return for the referral of MI. In addition to these private lawsuits, other MI companies received Civil Investigative Demands from the CFPB and state insurance regulators as part of their respective investigations to determine whether mortgage lenders and mortgage insurance providers engaged in acts or practices in connection with their captive mortgage insurance arrangements in violation of RESPA and state insurance laws. In 2013, the CFPB entered into consent orders with five other MI companies settling the CFPB's allegations related to those MI companies' respective captive arrangements. One CFPB enforcement action against a mortgage originator for alleged kickbacks received from mortgage insurers, in which the CFPB is demanding that the mortgage originator pay approximately $109 million in disgorgement, is currently pending before the United States Court of Appeals for the D.C. Circuit. That court's ruling may have an impact on future CFPB enforcement activity in this area. The CFPB's enforcement of Section 8 of RESPA presents regulatory risk for many providers of "settlement services," including mortgage insurers. We do not currently have any captive reinsurance arrangements and are not currently subject to RESPA-related actions by federal and state regulators. Should we become a party to an action by any of these various regulators, the ultimate outcome is difficult to predict, and it is possible that any outcome could be negative to us specifically or the industry in general and such a negative outcome could have an adverse effect on our business, financial position and operating results.
Risks Related to Our Common Stock
Our Credit Agreement contains various restrictive covenants and required financial ratios and tests that limit our operating flexibility. The violation of one or more of these covenants, ratios and tests could have a material adverse effect on our business, financial condition and results of operations.
On November 10, 2015, NMIH entered into the Credit Agreement providing for the Term Loan in the amount of $150 million that matures on November 10, 2018. The Credit Agreement contains various restrictive covenants and required financial ratios and tests that we are required to meet or maintain and that will limit our operating flexibility.
Among other requirements, NMIH may not permit (i) our debt to total capitalization ratio to exceed 35% as of the last day of any fiscal quarter, (ii) the aggregate amount of our unrestricted cash and cash equivalents as of any date to be less than the sum of all remaining scheduled interest payments and amortization payments in respect of the Term Loan as of such date (excluding principal and interest scheduled to be paid on the maturity date) or (iii) our total shareholders' equity to be less than $307,788,750 as of the last day of any fiscal quarter. In addition, NMIC must remain at all times in compliance with all applicable "financial requirements" imposed pursuant to the PMIERs.
In addition, the Credit Agreement prohibits or restricts, among other things, NMIH's and its subsidiaries' ability to:

•	incur additional indebtedness;

•	incur liens on their property;

•	pay dividends or make other distributions;

•	sell their assets;

•	make certain loans or investments;

•	merge or consolidate; and

•	enter into transactions with affiliates,
in each case subject to certain exceptions and qualifications as set forth in the Credit Agreement.
These covenants place significant restrictions on the manner in which we may operate our business, and our ability to meet these covenants may be affected by events beyond our control. If we fail to meet any of these covenants, the lenders could declare the outstanding principal amount of the Term Loan, accrued and unpaid interest and all other amounts owing and payable thereunder to be immediately due and payable, which could have a material adverse effect on our business, financial condition and results of operations.
We are required to assess our ability to continue as a going concern as part of our preparation of financial statements at each quarter-end. This assessment includes, among other things, our ability to comply with the covenants and requirements under the Credit Agreement. If in future periods we are not able to demonstrate that we will be in compliance with the financial covenant requirements in the Credit Agreement for at least 12 months following the date of the financial statements, management could conclude there is substantial doubt about our ability to continue as a going concern and the audit opinion that we would receive from our independent registered public accounting firm would include an explanatory paragraph regarding our ability to continue as a going concern. Such an opinion would cause us to be in breach of the covenants in the Credit Agreement.
NMIH’s obligations under the Credit Agreement are guaranteed (Guarantee) by one of its subsidiaries, NMIS (the Guarantor). NMIH’s and the Guarantor’s obligations under the Credit Agreement and the Guarantee, respectively, are secured by first-priority liens on substantially all the assets of the NMIH and the Guarantor, respectively, subject to certain exceptions. If we fail to make the required payments, do not meet the financial covenants or otherwise default on the terms of the Credit Agreement, the lenders under the Credit Agreement could declare all of the obligations under the Credit Agreement to be immediately due and payable. We cannot assure you that our assets would be sufficient to repay such amounts in full, and the lenders could foreclose on the collateral securing the Credit Agreement and the Guarantee, including, subject to regulatory approval, the stock of NMIC and Re One. Any such actions could have a material adverse effect on our business, financial condition and results of operations.
There is a risk NMIH will have insufficient liquidity to repay the Credit Agreement when it matures in 2018.
In accordance with the Credit Agreement and concurrently with the closing thereof, NMIH borrowed $150 million from the facility and subsequently made capital contributions to NMIC of $145.4 million to support growth in NMIC's RIF and meet the PMIERs financial requirements as of December 31, 2015. As of December 31, 2015, following the capital contributions to NMIC, the value of NMIH's cash and liquid investments (excluding investments in subsidiaries) was $100.2 million.
Each year during the term of the Credit Agreement, we are required to pay interest on the Term Loan of a Eurodollar based rate (1% floor) plus an annual margin rate of 7.5% (8.5% for 2015) and repay principal of 1% of the original loan amount, which we pay in quarterly installments at the end of each calendar quarter. NMIH's current holdings in cash and highly liquid investments are sufficient to meet these principal and interest obligations during the term, but not to repay the outstanding principal of the Term Loan at maturity. The Credit Agreement is secured by substantially all of the assets of NMIH, including the capital stock of NMIC and Re One. Due to restrictions on dividend payments (and other intercompany transfers) under the PMIERs, as well as various state laws, it is unlikely that NMIC will be able to make shareholder dividends to NMIH during the term, and thus we do not expect NMIC's capital will be available to NMIH for loan repayment purposes. See “Our holding company structure and certain regulatory and other constraints could affect our ability to satisfy our obligations and potentially require us to raise more capital,” below. If NMIH is unable to extend or refinance the Term Loan and/or raise capital, it will not be able to repay the Term Loan at maturity, which could have a material adverse impact on our business, financial condition and results of operations.

Our holding company structure and certain regulatory and other constraints could affect our ability to satisfy our obligations and potentially require us to raise more capital.
NMIH serves as the holding company for our operating subsidiaries and does not have any significant operations of its own. NMIH's principal source of operating cash is investment income, and could include future dividends from NMIC, if available and permitted under law or by state insurance regulators or the GSEs. In addition, NMIH currently receives cash from our insurance subsidiaries, consisting of payments made under our tax and expense-sharing arrangements. NMIH depends on these sources of liquidity to make principal and interest payments under the Credit Agreement and to pay certain corporate expenses and income taxes, among other things. If payments to NMIH were curtailed or limited, there is a risk that NMIH would be unable to satisfy its financial obligations.
NMIC is a monoline insurance company restricted to writing residential MI business only, and Re One solely provides reinsurance to NMIC for purposes of compliance with statutory coverage limits. The expense-sharing arrangements between us and our subsidiaries, as amended, have been approved by the Wisconsin OCI, but such approval may be revoked at any time.
Our dividend income is limited to upstream dividend payments from our subsidiaries, which dividends are restricted by Wisconsin law. In general, dividends in excess of prescribed limits are deemed "extraordinary" and require approval of the Wisconsin OCI. Further, it is possible that Wisconsin will adopt revised statutory provisions or interpretations of existing statutory provisions that could be more restrictive than those currently in effect or will otherwise take actions that may further restrict the ability of our insurance subsidiaries to pay dividends or make distributions or returns of capital. As a result of these dividend limitations, we do not expect to receive dividend income from our subsidiaries for several years, if at all.
In addition, we could be required to provide additional capital support for NMIC and Re One if additional capital is required pursuant to insurance laws and regulations or by the GSEs. If we were unable to meet our obligations, our insurance subsidiaries could lose GSE approval and/or be required to cease writing business in one or more states, which would adversely impact our business, financial condition and results of operations.
To the extent that the funds generated from investment income or by our ongoing operations and capitalization are insufficient to fund future operating requirements, we may need to raise additional funds through future financing activities, reduce our RIF, including through reinsurance, or curtail our growth and reduce our expenses. NMIH's future capital requirements depend on many factors, including NMIC's ability to successfully write new business, establish premium rates at levels sufficient to cover claims and operating costs and meet minimum required asset thresholds under the PMIERs. We may choose to generate additional liquidity through the issuance of additional debt, equity or a combination of both. We cannot be sure that we will be able to raise equity or debt financing on terms favorable to us and our stockholders and in the amounts that we require, or at all. If we cannot obtain adequate capital, our business, financial condition and operating results could be adversely affected.
Our existing, and any future, variable rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.
Our indebtedness under the Credit Agreement is, and our future indebtedness may be, subject to variable rates of interest, exposing us to interest rate risk. If interest rates increase, our debt service obligations on such variable rate indebtedness would increase, resulting in a reduction of our net income that could be significant, even though the principal amount borrowed would remain the same.
Our current credit ratings may adversely affect our ability to access capital and the cost of such capital, which could have a material adverse effect on our business, financial condition and results of operations.
 Our current issuer credit and debt ratings are below investment grade. Our current credit ratings, or any future negative actions the credit agencies may take, could affect our ability to access the credit and capital markets in the future and could lead to worsened trade terms and adversely affect the cost, increasing our liquidity needs. An inability to access capital and credit markets when needed in order to refinance our existing debt or raise new debt or equity could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Despite our substantial level of debt, we may incur more debt, which could exacerbate any or all of the risks described above.
We may incur substantial additional debt in the future. Although our Credit Agreement limits our ability and the ability of certain of our subsidiaries to incur additional debt, these restrictions are subject to a number of qualifications and exceptions, and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial.  In addition, the Credit Agreement does not prevent us from incurring certain obligations that do not constitute “indebtedness” as defined therein.  To the extent that we incur additional debt or such other obligations, the risks associated with our Credit Agreement described above, including our possible inability to service our debt or other obligations, would increase.
We do not anticipate paying any dividends on our common stock in the near future, and payment of any declared dividends may be delayed.
We are required to obtain prior approval from the GSEs for the payment of any dividend by NMIC, and we will have to obtain permission from our state of domicile regulator, the Wisconsin OCI or any successor domestic regulator, for the payment of any extraordinary dividend. Without the payment of dividends from NMIC to us, it may be difficult for us to pay dividends to stockholders.
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
As of December 31, 2015, we had 58,807,825 shares of our common stock issued and outstanding. Of the outstanding shares of our common stock, the shares held by a person (or persons whose shares are aggregated) who is not deemed to be an affiliate of ours at any time during the three months preceding a sale, and who has beneficially owned restricted securities within the meaning of Rule 144 of the Securities Act may be eligible for resale in the public market under Rule 144 under the Securities Act subject to applicable restrictions under Rule 144. Sales of substantial amounts of our common stock in the public market in the future, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and place that we deem appropriate.
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
We have the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares that may be issued to satisfy our obligations under our incentive plans, and securities and instruments that are convertible into our common stock. Although we are currently in compliance with state regulatory capital and PMIERs financial requirements, there can be no assurance we would not seek to raise additional equity capital to manage our capital position under PMIERs, state insurance law and for other purposes. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock and might dilute the book value of our common stock or result in a decrease in the per share price of our common stock.
Future issuance of debt or preferred stock, which would rank senior to our common stock upon our liquidation, may adversely affect the market value of our common stock.
In the future, we may attempt to increase our capital resources by issuing additional debt, including bank debt, commercial paper, medium-term notes, senior or subordinated notes or classes of shares of preferred stock. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that would limit amounts available for distribution to holders of shares of our common stock. Accordingly, in the event of our liquidation, holders of our debt securities and preferred stock and lenders with respect to our Credit Agreement or other future borrowings, if any, would receive a distribution of our available assets prior to the holders of shares of our common stock. Any decision to issue debt or preferred stock in the future will depend on market conditions and other factors, some of which will be beyond our control. We cannot predict or estimate the amount, timing or nature of such future issuances. Holders of our common stock bear the risk of such future issuances of debt or preferred stock reducing the market value of our common stock.

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

•	market valuations, as well as the financial and operating performance and prospects, of similar companies;

•	future issuances or sales, or anticipated issuances or sales, of our common stock or other securities convertible into or exchangeable or exercisable for our common stock;

•	expenses incurred in connection with changes in our stock price, such as changes in the value of the liability reflected on our financial statements associated with outstanding warrants;

•	the potential failure to establish and maintain effective internal controls over financial reporting;

•	additions or departures of key personnel;

•	our failure to satisfy the continued listing requirements of the NASDAQ;

•	our failure to comply with the Sarbanes-Oxley Act of 2002; and

•	our treatment as an EGC under the federal securities laws.
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
The benefit of our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in Section 382 of the Internal Revenue Code (Section 382).
At December 31, 2015, we had approximately $139.4 million of federal net operating loss carryforwards (NOLs) that we can use in certain circumstances to offset future taxable income and thus reduce our federal income tax liability. Our ability to fully utilize our existing NOLs could be limited or eliminated in various ways, including (i) if we experience an "ownership change" within the meaning of Section 382; (ii) due to changes in federal laws and regulations that could negatively impact our ability to recognize benefits from our NOLs; or (iii) should we not reach profitability or be only marginally profitable prior to the expiration of the NOLs. There can be no assurance that we will have sufficient taxable income to be able to utilize our NOLs prior to their expiration.
An "ownership change," under Section 382, is generally defined as greater than a 50% change in equity ownership by value over a rolling three-year period. These rules generally operate by focusing on changes in the ownership among shareholders owning, directly or indirectly, 5% or more of a company's common stock (including changes involving a shareholder becoming a 5% shareholder) or any change in ownership arising from a new issuance of stock or share repurchases by the company. We could experience an "ownership change" in the future as a result of changes in our common stock ownership that may or may not be within our control. If an ownership change were to occur, Section 382 would impose an annual limit on the amount of NOLs we could use to reduce our taxable income. A number of complex rules apply in calculating this annual limit, which could be material and could significantly impair the value of our net deferred tax assets and, as a result, have a material negative impact on our consolidated financial statements.

We are an EGC and the reduced disclosure requirements applicable to EGCs may make our common stock less attractive to investors.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NASDAQ under the symbol "NMIH." At February 16, 2016, there were 58,827,169 shares of our Class A common stock outstanding and approximately 29 holders of record. There are no shares of our Class B common stock outstanding.
The following table shows the high and low sales prices of our common stock on the NASDAQ for the financial quarters indicated:

	2015		2014
	High	Low	High	Low
1st Quarter	$9.15	$7.30	$12.50	$10.52
2nd Quarter	8.29	7.39	11.75	9.98
3rd Quarter	8.89	7.57	10.83	8.35
4th Quarter	8.17	6.77	9.68	8.26
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
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock during 2015.
Common Stock Performance Graph
The following graph compares the cumulative total stockholder return on our Class A common stock from December 31, 2013 until December 31, 2015, with the cumulative total stockholder return on the Russell 2000 Index and a mortgage insurance company index (Peer Index). The Peer Index consists of Essent, MGIC and Radian. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested quarterly. The total stockholder's returns are not necessarily indicative of future returns. Information contained or referenced in the stock performance graph below is being furnished with this report and will not be deemed "filed" for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act.

	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/30/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015

NMI Holdings, Inc.	$91	$83	$73	$55	$61	$43	$50	$44	$33
Russell 2000 Index	106	107	108	101	110	114	114	102	105
Peer Group Index (ESNT, MTG, RDN)	123	121	116	116	135	133	147	134	121

Item 6. Selected Financial Data
The information in the following table should be read in conjunction with the information included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data."

	For the years ended December 31,				For the period from May 19, 2011 (inception) to December 31, 2011
	2015	2014	2013	2012
Consolidated statements of operations	(In Thousands, except for share data and ratios)
Net premiums written	$114,210	$34,029	$3,541	$—	$—
Net premiums earned	45,506	13,407	2,095	—	—
Net investment income	7,246	5,618	4,808	6	—
Net realized investment gains	831	197	186	—	—
Total revenues	53,608	19,222	7,089	284	—
Insurance claims & claims expenses	650	83	—	—	—
Underwriting and operating expenses	80,599	73,417	60,744	27,775	1,349
Net loss	(27,793)	(48,906)	(55,184)	(27,491)	(1,349)
Basic and diluted loss per share	$(0.47)	$(0.84)	$(0.99)	$(0.73)	$(13,490.00)
Weighted average common shares outstanding	58,683,194	58,281,425	56,005,326	37,909,936	100

	2015	2014	2013	2012	2011
Consolidated balance sheets	(In Thousands, except for share data and ratios)
Total investments	$559,235	$336,501	$409,088	$4,864	$—
Cash and cash equivalents	57,317	103,021	55,929	485,855	*
Total assets	662,451	463,265	481,219	542,768	210
Term loan	143,939	—	—	—	—
Unearned premiums	90,773	22,069	1,446	—	—
Reserve for insurance claims and claims expenses	679	83	—	—	—
Shareholders' equity	402,731	426,958	463,217	488,748	(1,349)
Book value per share	$6.85	$7.31	$7.98	$8.81	$(13,490.00)
Selected ratios
Loss ratio	1%	1%	—%	—%	—%
Expense ratio	177%	545%	2,900%	—%	—%
Combined ratio	179%	545%	2,900%	—%	—%
Risk-to-capital ratio	8.7:1	3.6:1	0.7:1	—	—
Other data
New primary insurance written	$12,424,156	$3,451,354	$162,172	$—	$—
New primary risk written	2,932,035	775,575	36,516	—	—
New pool risk written	—	—	93,090	—	—
Direct primary insurance in force	14,823,926	3,369,664	161,731	—	—
Direct primary risk in force	3,586,462	801,561	36,516	—	—
Direct pool risk in force	93,090	93,090	93,090	—	—

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
Overview
NMI Holdings, Inc. (NMIH), a Delaware corporation incorporated in May 2011 provides private mortgage guaranty insurance (which we refer to as "mortgage insurance" or "MI") through its wholly owned insurance subsidiaries. Our primary insurance subsidiary, National Mortgage Insurance Corporation (NMIC), is a qualified MI provider on loans purchased by the GSEs and is licensed in all 50 states and D.C. to issue MI. Our reinsurance subsidiary, National Mortgage Reinsurance Inc One (Re One), solely provides reinsurance to NMIC on certain loans insured by NMIC, as described in Note 14, Statutory Information - Reinsurance, below. NMIH's wholly owned subsidiary, NMI Services, Inc. (NMIS), began offering outsourced loan review services to mortgage loan originators in the fourth quarter of 2015. Our stock trades on the NASDAQ under the symbol "NMIH."
MI protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who generally make down payments of less than 20% of the home's purchase price. By protecting lenders and investors from credit losses, we help facilitate the availability of mortgages to prospective, primarily first-time, U.S. home buyers, thus promoting homeownership while protecting lenders and investors against potential losses related to a borrower's default. MI also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to the GSEs. We are one of seven companies in the United States who offer MI. Our business strategy is to continue to gain market share with our principal focus on writing insurance on high quality, low down payment residential mortgages in the U.S.
We began writing business in April 2013. We had 964 Master Policy holders by the end of 2015, compared to 735 at the end of 2014. Of those Master Policy holders, 51.9% were delivering business in 2015, compared to 37.7% delivering business in 2014. We had total IIF of $19.1 billion and total RIF of $3.7 billion as of December 31, 2015, compared to total IIF of $8.1 billion and total RIF of $894.7 million as of December 31, 2014. Of total IIF as of December 31, 2015, we had $14.8 billion of primary IIF and $4.2 billion of pool IIF, compared to $3.4 billion of primary IIF and $4.7 billion of pool IIF as of December 31, 2014. As of December 31, 2015, our primary RIF was $3.6 billion compared to primary RIF of $801.6 million as of December 31, 2014. Pool RIF was $93.1 million as of December 31, 2015 and December 31, 2014.
We discuss below our results of operations for the periods presented, as well as the conditions and trends that have impacted or are expected to impact our business, including customer development, new business writings, the composition of our insurance portfolio, and other factors that we expect to impact our results.
Conditions and Trends Impacting Our Business
Customer Development
As discussed in Part I, Item 1, "Business - Customers," our sales and marketing strategy is focused on increasing market share from existing customers and attracting new mortgage originator customers in the U.S. that fall into two primary categories, which we refer to as "National Accounts" and "Regional Accounts."
The lenders in the combined residential mortgage market who control the MI decision are currently comprised of three groups:

•	Top 10, primarily National Accounts, representing approximately 19% of the MI market;

•	Next 30, a combination of National and Regional Accounts, representing approximately 17% of the MI market; and

•	Approximately 1,500, primarily Regional Accounts, representing the remainder of the MI market.
Since April 2013, we have increased our customer base, and we expect to continue to acquire new customers. As of December 31, 2015, we had active customer relationships with 22 of the top 40 lenders and expect to develop additional active customer relationships. We believe our most significant growth opportunity is within the the large and fragmented market of Regional Accounts, which includes some of the top correspondent lenders. As of December 31, 2015, our active customer relationships give us access to over 83% of the correspondent origination market. In addition to adding new customers, we believe existing customers will begin to allocate more of their business to us for placement of our MI.
Our ability to continue to make progress attaining and retaining customers is primarily dependent on the following factors:

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

•
Maintain our connections and continue our progress in connecting with leading third-party loan origination systems utilized by Regional Accounts. This will allow the Regional Accounts who originate loans using these third-party loan origination systems to automatically select us as an MI provider within those platforms.

New Insurance Written, Insurance in Force and Premiums
NMIC's primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or on an aggregated basis, in which each loan in a portfolio of loans is individually insured in a single transaction.
MI may also be written in a pool policy, where a group of loans (or pool) are insured under one contract. Pool insurance may have a stated aggregate loss limit for a pool of loans and may also have a deductible under which no losses are paid by the insurer until losses on the pool of loans exceed the deductible.
We set premiums at the time a policy is issued based on our expectations regarding likely performance over the term of coverage. We offer BPMI and LPMI options. Premium rates are based on the risk characteristics of each insured loan and the capital required to support particular products.  Capital charges are governed by the updated PMIERs and for LPMI policies, will increase in 2016. See "- GSE Oversight," below.
We offer monthly, annual and single premium payment plans. Policies written on a single premium basis are paid through a single, upfront payment, the majority of which is initially deferred as unearned premium and earned over the policy term. For monthly policies, premiums are earned and collected each month as coverage is provided.
The table below shows primary and pool IIF, NIW and premiums written and earned. Single NIW and IIF includes policies written on an aggregated and flow basis.

Primary and pool IIF and NIW	As of and for the year ended
	December 31, 2015		December 31, 2014		December 31, 2013
	IIF	NIW	IIF	NIW	IIF	NIW
	(In Thousands)
Monthly	$6,957,788	$5,989,731	$1,400,893	$1,416,087	$24,558	$24,999
Single	7,866,138	6,434,425	1,968,771	2,035,267	137,173	137,173
Primary	14,823,926	12,424,156	3,369,664	3,451,354	161,731	162,172

Pool	4,237,842	—	4,721,674	—	5,089,517	5,171,664
Total	$19,061,768	$12,424,156	$8,091,338	$3,451,354	$5,251,248	$5,333,836

Primary and pool premiums written and earned	For the year ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In Thousands)
Net premiums written	$114,210	$34,029	$3,541
Net premiums earned	45,506	13,407	2,095
Primary NIW in 2015 increased 260% from the prior year as a result of an increase in customers with approved master policies as well as an increase in our primary flow business for the year ended December 31, 2015. Single NIW in 2015 increased 216% over the prior year due to greater lender demand for our single premium LPMI products. Single premiums written on an aggregated basis were 20% of total NIW in 2015, down from 46% in the prior year. Monthly NIW in 2015 increased 323% over the prior year as a result of new account activation and continued penetration of existing customer accounts.
For the year ended December 31, 2015, we had net premiums written of $114.2 million and premiums earned of $45.5 million, compared to net premiums written of $34.0 million and premiums earned of $13.4 million for the year ended December 31, 2014. For the year ended December 31, 2013, we had net premiums written of $3.5 million and premiums earned of $2.1 million. Premiums written and earned in a year are generally influenced by:

•
NIW, which is the new IIF (aggregate principal amount of the mortgages) that are insured during a period. Many factors affect NIW, including, among others, the volume of low down payment home mortgage originations (which tend to be generated to a greater extent in purchase financings as compared to refinancings) and the competition to provide credit enhancement on those mortgages, which includes primarily competition from the FHA and other private mortgage insurers;

•
the product mix of our book of business, which includes recurring monthly premiums earned for monthly policies and the recognition of premiums earned from the amortization of our single premiums over the policies' lives. We expect our product mix and the average premium rate we charge to be comparable with the industry in general as our business matures;

•
cancellations, which reduce IIF. Upon cancellation of a policy, all premium that is non-refundable is immediately earned, and any refundable premium is returned to the policyholder. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage rates on our IIF. Refinancings are also affected by current home values compared to values when the loans became insured and the terms on which mortgage credit is available. To a lesser extent, cancellations also result from claim payments, as we return any premium received from the servicer after the date the insured mortgage defaults. Finally, cancellations are affected by home price appreciation, which may give homeowners the right to cancel the MI on their loans. Based on current market conditions, we expect our MI policies to have a persistency rate of between 80% and 85%;

•	premium rates, which are based on the risk characteristics of the loans insured, the percentage of coverage on the loans, competition from other mortgage insurers and general industry conditions; and

•
premiums ceded under reinsurance agreements. The only reinsurance agreements we currently have in place are between NMIC and Re One, and they are for the sole purpose of allowing NMIC to comply with certain statutory requirements regarding the amount of risk an MI company may retain on any single MI policy.

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
In recent years, the level of competition within the private MI industry has been intense and is not expected to diminish. Lenders have requested discounts from mortgage insurers with greater frequency, particularly with respect to LPMI single premium policies. A significant percentage of our total business to date has consisted of single premium policies, some of which has been written at a discounted rate, which may impact our premium yields in the near term. In the fourth quarter of 2015, we implemented new LPMI and BPMI rates, which we expect will improve premium yields on our future NIW and have the effect of increasing the amount of monthly NIW as a percentage of our total mix over time.

Portfolio Statistics
The table below shows primary NIW, IIF, RIF, policies in force, the weighted average coverage and loans in default, by quarter, for the last five quarters.

Primary portfolio trends	As of and for the quarter ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
	(Dollars in Thousands)
New insurance written	$4,546,759	$3,632,740	$2,548,515	$1,696,142	$1,692,187
Insurance in force (1)	$14,823,926	$10,601,492	$7,190,414	$4,835,248	$3,369,664
Risk in force (1)	$3,586,462	$2,553,347	$1,715,442	$1,145,602	$801,561
Policies in force (1)	63,948	46,175	31,682	21,225	14,603
Weighted average coverage (2)	24.2%	24.1%	23.9%	23.7%	23.8%
Loans in default (count)	36	20	9	6	4
Risk in force on defaulted loans	$1,705	$962	$528	$350	$208

(1)	Reported as of the end of the period.

(2)	End of period RIF divided by IIF.
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
We monitor the concentrations of various risk attributes in our insurance portfolio. Generally, insuring loans made to borrowers with higher credit scores tends to result in a lower frequency of claims than with loans made to borrowers with lower credit scores. As of December 31, 2015, our primary IIF and RIF were made up of approximately 64.3% and 64.1%, respectively, of loans to borrowers who had credit scores at or above 740. Our primary weighted average FICO for NIW in the year ended December 31, 2015 was 752. Additionally, as of December 31, 2015, all loans in our insurance portfolio were full documentation loans, and approximately 4% of our RIF was on loans above 95% LTV. Our primary weighted average LTV for NIW in the year ended December 31, 2015 was 91%.
The table below reflects a summary of the change in total primary IIF for the years ended December 31, 2015 and 2014.

Primary IIF	For the year ended December 31,
	2015	2014
	(In Thousands)
IIF, beginning of period	$3,369,664	$161,731
NIW	12,424,156	3,451,354
Cancellations and other reductions	(969,894)	(243,421)
IIF, end of period	$14,823,926	$3,369,664
Our persistency rate is the percentage of policies in force that remains on our books after any twelve-month period. Because our insurance premiums are earned over the life of a policy, changes in persistency rates can have a significant impact on our earnings. The persistency rate on our portfolio was 84.1% at December 31, 2015. In recent quarters, we have experienced high volumes of single premium policy cancellations driven by refinance activity, which has contributed to lower persistency than generally expected. We believe single premium policy cancellations will decrease if interest rates rise.

The table below reflects a summary of our primary IIF and RIF by book year.

Primary IIF and RIF	As of December 31, 2015		As of December 31, 2014
	IIF	RIF	IIF	RIF
	(In Thousands)
2015	$12,110,411	$2,932,035	$—	$—
2014	2,643,804	638,039	3,256,753	775,575
2013	69,711	16,388	112,911	25,986
Total	$14,823,926	$3,586,462	$3,369,664	$801,561
The tables below reflect our total primary IIF, RIF and average loan size, by FICO.

	As of December 31, 2015
Primary	IIF		RIF		Average primary loan size
	(Dollars in Thousands)
>= 740	$9,529,358	64.3%	$2,297,405	64.1%	$239
680 - 739	4,725,731	31.9	1,154,969	32.2	223
620 - 679	568,837	3.8	134,088	3.7	204
<= 619	—	—	—	—	—
Total	$14,823,926	100.0%	$3,586,462	100.0%

	As of December 31, 2014
Primary	IIF		RIF		Average primary loan size
	(Dollars in Thousands)
>= 740	$2,116,068	62.8%	$496,172	61.9%	$236
680 - 739	1,138,843	33.8	277,047	34.6	225
620 - 679	114,753	3.4	28,342	3.5	205
<= 619	—	—	—	—	—
Total	$3,369,664	100.0%	$801,561	100.0%

The table below reflects the percentage of our primary RIF by loan type.

Percentage of Primary RIF by loan type	As of December 31, 2015	As of December 31, 2014

Fixed	97.8%	95.5%
Adjustable rate mortgages:
Less than five years	—	0.1
Five years and longer	2.2	4.4
Total	100.0%	100.0%
As of December 31, 2015 and 2014, 100% of our pool RIF was comprised of insurance on fixed rate mortgages.

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

Total RIF by LTV	As of December 31, 2015		As of December 31, 2014
	% of Total RIF	Policy Count	% of Total RIF	Policy Count
Primary
95.01% and above	3.9%	2,641	0.5%	76
90.01% to 95.00%	54.2	30,165	54.4	6,832
85.01% to 90.00%	33.7	20,388	36.4	4,929
80.01% to 85.00%	8.2	10,752	8.7	2,765
80.00% and below	—	2	—	1
Total primary	100.0%	63,948	100%	14,603
Pool
80.00% and below	100.0%	18,955	100%	20,573
Total pool	100.0%	18,955	100%	20,573
Geographic Dispersion
We intend to build a geographically diverse portfolio without significant geographic concentrations that might expose us to undue risk.  We manage geographic concentration risk by establishing targets and limits for new origination mix and/or portfolio limits.  If warranted, we would also establish restrictions in certain geographic markets; although, we currently do not have any geographic market restrictions in place. We expect that our insurance origination mix by region will be consistent with the overall distribution of mortgage originations in the U.S. that require mortgage insurance.
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
The following tables show the distribution by state of our IIF and RIF, for both primary and pool insurance. As of December 31, 2015, our IIF and RIF continues to be relatively more concentrated in California, primarily as a result of the location and timing of the acquisition of new customers. With the broadening of our customer base, the concentration of primary IIF and RIF in California has declined from over 16.0% for both as of the end of 2014, to 13.8% and 12.9%, respectively, as of December 31, 2015. The distribution of risk across the states as of December 31, 2015 is not necessarily representative of the geographic distribution we expect in the future. As we add new customers and receive greater allocations of business from our existing customers, we expect we will have increased flexibility to manage our state concentration levels.

Top 10 primary IIF and RIF by state		IIF	RIF
As of December 31, 2015
1.	California	13.8%	12.9%
2.	Texas	6.5	6.8
3.	Virginia	5.3	5.2
4.	Florida	5.1	5.3
5.	Michigan	4.3	4.4
6.	Colorado	4.2	4.2
7.	Arizona	3.6	3.7
8.	Pennsylvania	3.6	3.7
9.	North Carolina	3.5	3.5
10.	New Jersey	3.4	3.1
	Total	53.3%	52.8%

Top 10 pool IIF and RIF by state		IIF	RIF
As of December 31, 2015
1.	California	28.3%	27.7%
2.	Texas	5.2	5.3
3.	Washington	3.9	3.9
4.	Colorado	3.8	3.8
5.	Massachusetts	3.7	3.7
6.	Illinois	3.7	3.7
7.	Virginia	3.6	3.6
8.	New York	2.9	2.9
9.	New Jersey	2.8	2.8
10.	Florida	2.8	2.8
	Total	60.7%	60.2%

Top 10 Primary IIF and RIF by State		IIF	RIF
As of December 31, 2014
1.	California	16.6%	16.3%
2.	Texas	6.2	6.6
3.	Michigan	4.8	4.7
4.	Florida	4.7	4.6
5.	Arizona	3.8	3.9
6.	Pennsylvania	3.7	3.7
7.	Ohio	3.6	3.8
8.	Virginia	3.6	3.5
9.	Colorado	3.5	3.5
10.	North Carolina	3.5	3.6
	Total	54.0%	54.2%

Top 10 Pool IIF and RIF by State		IIF	RIF
As of December 31, 2014
1.	California	28.6%	28.0%
2.	Texas	5.4	5.4
3.	Colorado	3.9	3.9
4.	Washington	3.9	3.8
5.	Massachusetts	3.7	3.6
6.	Virginia	3.7	3.7
7.	Illinois	3.7	3.7
8.	New York	2.8	2.8
9.	Florida	2.8	2.8
10.	New Jersey	2.8	2.8
	Total	61.3%	60.5%

Reserve for Insurance Claims
Claims incurred is the current expense that is booked within a particular period to reflect actual and estimated claim payments that we believe will ultimately be made as a result of insured loans that are in default. We do not recognize an estimate of claim expense for loans that are not in default. As of December 31, 2015, we have established reserves for insurance claims of $679 thousand for our thirty-six primary loans in default, compared to a reserve of $83 thousand for six primary loans in default as of December 31, 2014. We have not established any pool reserves for claims or IBNR to date. For additional discussion of our reserves, see, Item 8, "Financial Statements and Supplementary Data - Notes to Condensed Consolidated Financial Statements - Note 6. Reserves for Insurance Claims and Claims Expenses."
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

•	the product mix of IIF, with loans having higher risk characteristics generally resulting in higher defaults and claims;

•	the size of loans insured, with higher average loan amounts tending to increase claims incurred;

•	the LTV ratio, with higher average LTV ratios tending to increase claims incurred;

•	the percentage of coverage on insured loans, with higher percentages of insurance coverage tending to result in higher incurred claim amounts than lower percentages of insurance coverage;

•	higher DTI ratios, which tend to increase incurred claims;

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
We developed our estimates of the expected frequency and severity of claims based on statutory filings by many of our competitors, which contain historical book year performance, as well as an industry dataset which consists of nearly 150 million mortgages and 80 data fields per mortgage, gathered over the past 17 years.  As state-regulated entities, mortgage insurers are required to file actuarial justifications for premium rate changes in many states, many of which are publicly available and include historical information on claim frequency and severity.  Historical performance data from similar underwriting, house price, and interest rate periods were compared to today to determine a range of expected performance.    To date, our loss experience is developing at a slower pace than historical trends have shown, primarily as a result of the relatively strong economy, which has led to a more favorable housing market and lower interest rates.
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
We maintain cyber errors and omissions coverage to limit our exposure if an incident occurs. This insurance provides coverage for (i) claims related to, among other things, unauthorized network or computer access, unintentional disclosure or misuse of personally identifiable information in our possession, unintentional failure to disclose a breach and (ii) certain costs related to privacy notification, crisis management, cyber extortion, data recovery and business interruption.
GSE Oversight
The GSEs are the principal purchasers of mortgages insured by MI companies. As a result, the nature of the private MI industry in the U.S. is driven in large part by the requirements and practices of the GSEs.
In the second quarter of 2015, the FHFA published final updated PMIERs that went into effect on December 31, 2015 (Effective Date) for existing, GSE-approved private mortgage insurers, i.e., Approved Insurers. (Italicized terms have the same meaning that such terms have in the PMIERs, as described below.) The PMIERs establish operational, business, remedial and financial requirements applicable to Approved Insurers. The new financial requirements prescribe a risk-based capital methodology whereby the amount of capital required to be held against each insured loan is determined based on certain risk characteristics, such as FICO, vintage (year of origination), performing vs. non-performing, LTV and other risk features. A capital charge is calculated for each insured loan based on its risk profile. In general, higher quality loans carry lower capital charges.
Under the PMIERs financial requirements, Approved Insurers must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an Approved Insurer’s net RIF, calculated by applying on a loan-by-loan basis certain risk-based factors derived from tables set out in the PMIERs to the net RIF. The risk-based required asset amount for primary insurance is subject to a floor of 5.6% of total, performing, primary RIF, and the risk-based required asset amount for pool insurance considers both the factors in the tables and the net remaining stop loss for each pool insurance policy. The PMIERs financial requirements also increase the amount of available assets that must be held by an Approved Insurer for loans originated on or after January 1, 2016 that are insured under LPMI policies not subject to automatic termination under the HOPA.
During the fourth quarter of 2015, NMIH raised additional capital by entering into the Credit Agreement to obtain the Term Loan in the amount of $150 million. Concurrently with the closing of the Credit Agreement, NMIH borrowed $150 million from the facility and subsequently made contributions to NMIC of $145.4 million of cash and securities during the fourth quarter to support growth in NMIC's RIF and meet the final PMIERs requirements as of the Effective Date. As a result, as of December 31, 2015, NMIC had sufficient assets to meet the PMIERs financial requirements and we expect to certify to the GSEs by March 1, 2016 that NMIC fully complies with the PMIERs.
Going forward, by April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. Moreover, NMIC has an ongoing obligation to immediately notify the GSEs in writing upon discovery of its failure to meet one or more of the PMIERs requirements. We will continue to monitor our compliance with the PMIERs going forward.
Capital Position of Our Insurance Subsidiaries
In addition to GSE-imposed capital requirements, NMIC is also subject to state regulatory minimum capital requirements based on its insured RIF. While formulations of this minimum capital may vary in each jurisdiction, the most common measure allows for a maximum permitted RTC ratio of 25:1. As our insurance writings grow and our RIF increases, our RTC ratio will increase and NMIC's RTC metrics will become more important to an evaluation of its capital needs to support future business writings.
As of December 31, 2015, NMIC's primary RIF was approximately $3.6 billion representing insurance on a total of 63,948 policies in force, and pool RIF was approximately $93.1 million, representing insurance on a total of 18,955 loans. Based on NMIC's reported total statutory capital of $395 million at December 31, 2015, NMIC's RTC ratio was 8.4:1, significantly below the regulatory maximum RTC thresholds. Similarly, Re One had total statutory capital of $29 million at December 31, 2015, with a RTC ratio of 12.6:1. As of December 31, 2015, under PMIERs financial requirements, NMIC's minimum required assets were approximately $249.8 million and its available assets were approximately $431.4 million.
State insurance regulators also have the authority to make changes to capital requirements. The NAIC has formed a working group to develop and recommend more robust regulations governing mortgage insurance, including, among other things, strengthened capital requirements, underwriting standards, claims practices and market conduct. We, along with other MI companies, are working with the Mortgage Guaranty Insurance Working Group of the Financial Condition (E) Committee of the NAIC (Working Group). The Working Group will determine and make a recommendation to the Financial Condition (E) Committee of the NAIC as to what changes the Working Group believes are necessary to the solvency and market practices regulation of MI companies, including changes to the Mortgage Guaranty Insurers Model Act (Model #630). We have provided feedback to the Working Group since early 2013. The Working Group's discussions are ongoing and the ultimate outcome of these discussions and any potential actions taken by the NAIC cannot be predicted at this time. If the Working Group proposes that the NAIC adopt more stringent capital requirements, this could ultimately lead to NMIC being obligated to hold more capital for its insured business than we are required to holder under PMIERs, which would reduce our profitability compared to the profitability we expect under the existing capital requirements.
In July 2015, Standard & Poor's (S&P) Ratings Services assigned its "BBB-" financial strength and long-term counter-party credit ratings to NMIC. At the same time, S&P assigned its "BB-" long-term counter-party credit rating to NMIH.  S&P's outlook for both companies is "stable."
In November 2015, Moody's Investors Service (Moody's) assigned a financial strength rating of "Ba2" to NMIC. Also at that time, Moody's assigned a B2 rating to the $150 million Term Loan held by NMIH. Moody's outlook for both companies is "stable."

Competition
The MI industry is highly competitive and currently consists of seven private mortgage insurers, including NMIC, as well as governmental agencies like the FHA and the VA. See Part I, Item 1, "Business - Sales and Marketing and Competition - Competition."
Private MI
In recent years, the MI industry has been in a state of transition. There are now seven MI companies serving the mortgage market. Given this dynamic, we expect that the pressure for industry participants to grow or maintain their market share will continue in the coming years. Our competitors' respective shares of the private MI market at September 30, 2015 ranged from single percentage points penetration to a high of approximately 24%.
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

Consolidated Results of Operations

Consolidated statements of operations	For the year ended December 31,
	2015	2014	2013
Revenues	(In Thousands, except for share data)
Net premiums written	$114,210	$34,029	$3,541
Increase in unearned premiums	(68,704)	(20,622)	(1,446)
Net premiums earned	45,506	13,407	2,095
Net investment income	7,246	5,618	4,808
Net realized investment gains	831	197	186
Other revenues	25	—	—
Total revenues	53,608	19,222	7,089
Expenses
Insurance claims and claims expenses	650	83	—
Underwriting and operating expenses	80,599	73,417	60,744
Total expenses	81,249	73,500	60,744
Other income (expense)
Gain (loss) from change in fair value of warrant liability	1,905	2,949	(1,529)
Gain from settlement of warrants	—	37	—
Interest expense	(2,057)	—	—
Loss before income taxes	(27,793)	(51,292)	(55,184)
Income tax benefit	—	(2,386)	—
Net loss	$(27,793)	$(48,906)	$(55,184)
Revenues
For the year ended December 31, 2015, we had net premiums written of $114.2 million compared to net premiums written of $34.0 million for the year ended December 31, 2014 and $3.5 million for the year ended December 31, 2013. We had net premiums written for our primary mortgage insurance products of $109.3 million, $28.6 million, and $1.7 million for fiscal years 2015, 2014 and 2013, respectively. The principal driver of the increase in primary premiums written in 2014 and 2015 was the continued growth of our policies in force and the significant development of our customer base. As of December 31, 2015, we had 63,948 primary certificates in force and 18,955 pool certificates in force, compared to 14,603 primary certificates in force and 20,573 pool certificates in force as of December 31, 2014.
Our increases in unearned premiums year-over-year for the periods presented resulted from consecutive annual increases in single premiums written in 2014 and 2015. Net premiums earned in 2014 and 2015 also increased from the prior years, as a result of increases in new business, continued earnings from business written in prior years, and early cancellations related to single premium policies.
Given our growth during 2015, we believe that a quarter-over-quarter comparison of net premiums written is more meaningful than comparing net premiums written year-over-year. For the quarter ended December 31, 2015, we had net premiums written of $45.6 million and net premiums earned of $16.9 million, compared to net premiums written of $35.4 million and net premiums earned of $12.8 million for the quarter ended September 30, 2015. For the quarter ended December 31, 2015, we had net monthly premiums written and earned of $9.6 million compared to $7.3 million for the third quarter of 2015.
We had net single premiums written and earned of $34.8 million and $6.1 million, respectively, for the fourth quarter of 2015, compared to net single premiums written and earned of $26.9 million and $4.4 million, respectively, for the third quarter of 2015. Net single premiums earned increased as a result of an increase in single premiums written during the quarter ended December 31, 2015, as well as from cancellations on LPMI singles, which are non-refundable and fully earned upon cancellation. Net pool premiums written and earned of $1.2 million for both during the quarter ended December 31, 2015 was down slightly quarter over quarter due to the pay off of approximately 341 loans in the pool from September 30, 2015. We have not written significant annual premiums through December 31, 2015.

We began investing our cash during the first quarter of 2013 and continued to invest and re-balance our portfolio in the second and third quarters of 2013. As a result, our net investment income was lower for the year ended December 31, 2013 compared to the years ended December 31, 2015 and 2014. Additionally, net investment income was higher for the year ended December 31, 2015 as a result of an increase in our consolidated securities portfolio, from $336.5 million at December 31, 2014 to $559.2 million at December 31, 2015. Net realized investment gains also increased for the year ended December 31, 2015 as a result of the re-balancing of our portfolio among a mix of investment categories.
Expenses
Our expenses have historically been related to business development activities. Although we expect our year-over-year expenses to increase as we grow our business, we ultimately expect that the majority of our operating expenses will be relatively fixed in the long term. When our business is mature, we expect an expense ratio (expenses to premiums earned) to fall into the industry range of 20% to 25%. Until our business matures, our expense ratio is expected to be significantly higher than this range given the low levels of premium written compared to our "fixed" costs customary to operating a mortgage insurance company.
Insurance claims and claims expenses increased for the year ended December 31, 2015 compared to the year ended December 31, 2014, as a result of an increase in our NODs from December 31, 2014, in addition to our payment of two claims paid during the year ended December 31, 2015.

Employee compensation represents the majority of our operating expense, which includes both cash and share-based compensation. Our underwriting and operating expenses grew year-over-year primarily as the result of hiring new employees and expanding our operations and sales activities. Our headcount grew from 189 at December 31, 2014 to 243 at December 31, 2015. Underwriting and operating expenses also include costs related to policy acquisition, technology, professional services and facilities.
We incurred interest expense of $2.1 million for the year ended December 31, 2015 related to the Term Loan entered into during the fourth quarter of 2015.
We recorded no income tax for the year ended December 31, 2015 compared to $2.4 million of income tax benefit for the year ended December 31, 2014. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 9, Income Taxes."
Net Loss
We have incurred significant net operating losses since our inception; however,we have seen our net losses decrease steadily as our business has grown. Our net losses were $27.8 million, $48.9 million and $55.2 million for the each of the years in the three-year period ended December 31, 2015, respectively. The primary driver of the decreases in net losses for the years ended December 31, 2015 and December 31, 2014 compared to the prior years was the significant increase in premiums earned as a result of the addition of new customers and higher allocations of business to us from existing customers, slightly offset by the continued hiring of management and staff personnel and external and professional costs.

Consolidated balance sheets	December 31, 2015	December 31, 2014
	(In Thousands)
Total investment portfolio	$559,235	$336,501
Cash and cash equivalents	57,317	103,021
Deferred policy acquisition costs, net	17,530	2,985
Software and equipment, net	15,201	11,806
Other assets	13,168	8,952
Total assets	$662,451	$463,265
Term loan	$143,939	$—
Unearned premiums	90,773	22,069
Reserve for insurance claims and claims expenses	679	83
Accounts payable and accrued expenses	22,725	10,646
Warrant liability	1,467	3,372
Deferred tax liability	137	137
Total liabilities	259,720	36,307
Total shareholders' equity	402,731	426,958
Total liabilities and shareholders' equity	$662,451	$463,265
As of December 31, 2015, we had approximately $617 million in cash and investments of which $100.2 million was held at NMIH. During 2015, NMIH received $148.5 million in proceeds, net of debt discount, from drawing down on the $150 million Term Loan. We contributed a substantial portion of the proceeds to our insurance subsidiaries, which they used to purchase securities to support growth in RIF and meet the final PMIERs requirements, effective December 31, 2015. We were cash flow positive from operating activities in 2015, however our cash decreased from year-end 2014 as a result of investment purchases.
Our deferred policy acquisition asset was $17.5 million as of December 31, 2015 compared to $3.0 million at December 31, 2014. The increase was driven by the increase in deferrable costs associated with our increase in premiums written year over year from $34.0 million for the year ended December 31, 2014 to $114.2 million for the year ended December 31, 2015.
Our software and equipment balance increased from $11.8 million at December 31, 2014 to $15.2 million at December 31, 2015, primarily due to the $6.1 million spent on the continued development of our technology platform to support the growth of our business.
Our other assets balance increased from $9.0 million at December 31, 2014 to $13.2 million as of December 31, 2015 primarily as a result of the increase in our premiums receivable balance related to our monthly policies.
In November 2015, we entered into the Credit Agreement and obtained the Term Loan. Our long-term debt balance under the Term Loan as of December 31, 2015 was $143.9 million.
Our unearned premiums balance increased from $22.1 million as of December 31, 2014 to $90.8 million as of December 31, 2015 due to single premiums written in 2015, offset by cancellations of LPMI policies previously discussed and earnings of existing unearned premiums in accordance with the expiration of risk in the related policies.
As a result of NODs received in 2015, our reserves for insurance claims and claims expenses increased to $679 thousand at December 31, 2015 compared to $83 thousand at December 31, 2014. See, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reserves for Insurance Claims and Claims Expenses."
Our accounts payable and accrued expenses increased to $22.7 million as of December 31, 2015 from $10.6 million at December 31, 2014. The increase at December 31, 2015 was primarily the result of our increased headcount, accrued premium taxes, an increase in IT projects and expenses, as well as accrued interest expense related to the Term Loan. We also had an investment payable of $3.2 million as of December 31, 2015.
Our warrant liability decreased to $1.5 million at December 31, 2015 from $3.4 million at December 31, 2014, as a result of a decline in our stock price during 2015.

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the year ended December 31,
	2015	2014	2013
Net cash provided by (used in):	(In Thousands)
Operating activities	$41,463	$(20,967)	$(36,311)
Investing activities	(230,165)	68,082	(419,949)
Financing activities	142,998	(23)	26,334
Net (decrease) increase in cash and cash equivalents	$(45,704)	$47,092	$(429,926)
Operating activities generated positive cash flow for the year ended December 31, 2015, due primarily to the collection of premiums offset by the continued hiring of management and staff personnel and costs for contract and professional services.
Cash used in investing activities for the year ended December 31, 2015 was $230.2 million, compared to cash provided in the same period in 2014 of $68.1 million This was a result of security acquisitions during 2015, primarily from the proceeds of the Loan.
Cash flow provided from financing activities totaled $143.0 million for the year ended December 31, 2015, due primarily to the proceeds, net of debt discount, of $148.5 million from the Term Loan. The cash inflows from the Term Loan were partially offset by payments of debt issuance costs and taxes paid related to the net share settlement of equity awards.
Holding Company Liquidity and Capital Resources
In the fourth quarter of 2015, NMIH entered into the Credit Agreement to obtain the Term Loan in the amount of $150 million in order to support the continued growth of its IIF. The Credit Agreement contains various restrictive covenants and required financial ratios and tests that we are required to meet or maintain. The Term Loan bears interest at the Eurodollar based rate (1%) plus an annual margin rate of 7.5%, payable quarterly. The Company recorded $1.8 million of interest expense for the year ended December 31, 2015. The Term Loan matures on November 10, 2018.
NMIH serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. NMIH's principal liquidity demands include funds for: (i) payment of certain corporate expenses and reimbursable expenses of its insurance subsidiaries; (ii) capital support for its insurance subsidiaries; (iii) potential payments to the Internal Revenue Service (IRS); (iv) the payment of dividends, if any, on its common stock; and (iv) the payment of principal and interest related to the Term Loan. NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as NMIH, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation's capital surplus or (subject to certain limitations) recent net profits. As of December 31, 2015, NMIH's shareholders' equity was approximately $403 million.
As of December 31, 2015, NMIH had $100.2 million of cash and investments. NMIH's principal source of operating cash is investment income, and could include future dividends from NMIC, if available and permitted under law or our agreements with the GSEs and state regulators.
NMIH's future capital requirements depend on many factors, including NMIC's ability to successfully write new business, establish premium rates at levels sufficient to cover claims and operating costs and meet minimum required asset thresholds under the PMIERs. See "Conditions and Trends Impacting our Business - GSE Oversight," above. We expect NMIH may make additional capital contributions to its insurance subsidiaries to support their applicable capital adequacy requirements from time-to-time. To the extent that the funds generated by our ongoing operations and capitalization are insufficient to fund future operating requirements, we may need to raise additional funds through financing activities, reduce our RIF, including through reinsurance arrangements, or curtail our growth and reduce our expenses. We may choose to generate additional liquidity through the issuance of debt, equity, or a combination of both. Any such future capital raise would be conducted by means of a separate prospectus or other appropriate offering document and not by means of this report.
NMIH has entered into expense-sharing agreements with its insurance subsidiaries which have been approved by the Wisconsin OCI, but such approval may be changed or revoked at any time. NMIC's ability to pay dividends to NMIH is subject to insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed "extraordinary" and require insurance regulatory approval. Since inception, NMIC has not paid any dividends to NMIH. As NMIC had a statutory net loss for the year ended December 31, 2014, NMIC cannot pay any dividends to NMIH through December 31,

2015 without the prior approval of the Wisconsin OCI. Certain other states in which NMIC is licensed also have statutes or regulations that restrict its ability to pay dividends.
Our MI companies' principal operating sources of liquidity are premiums that we receive from policies and income generated by our investment portfolio. Our MI companies' primary liquidity needs include the payment of claims on our MI policies, operating expenses, investment expenses and other costs of our business. We anticipate that as our IIF grows, the premium revenue we receive will increase. We expect to manage our fixed operating expenses so that they grow at a slower rate than sales over the coming years.
Consolidated Investment Portfolio
Our net investment income for the year ended December 31, 2015 was $7.2 million compared to $5.6 million for the year ended December 31, 2014. As of December 31, 2015, our portfolio conforms with our investment guidelines. The principal factors affecting our investment income include the size and credit rating of our portfolio and its net yield. As measured by amortized cost (which excludes changes in fair market value, such as those resulting from changes in interest rates), the size of our investment portfolio is mainly a function of capital raised, cash generated from (or used in) operations, such as net premiums received, and investment earnings.
Consistent with Wisconsin law, our investment policies emphasize preservation of capital, as well as total return. Based on our guidelines, our current investment portfolio is comprised almost entirely of cash and cash equivalents and fixed-income securities, all of which are investment grade. Prior to the third quarter of 2014, our investment portfolio consisted of A rated securities or better. During the third quarter of 2014, we changed our investment guidelines to allow 10-15% of the investment portfolio to be invested in BBB securities. As of December 31, 2015, approximately 13% of the investment portfolio was invested in BBB securities. Our policy guidelines contain limits on the amount of credit exposure to any one issue, issuer and type of instrument. We expect to preserve the liquidity of our portfolio through diversification and investment in publicly traded securities. We plan to maintain a level of liquidity commensurate with our perceived business outlook and the expected timing, direction and degree of changes in interest rates.
The pre-tax book yield on our portfolio, excluding unrealized gains and losses, was 1.8% for the year ended December 31, 2015 compared to 1.5% for the year ended December 31, 2014. The book yield is calculated on our year-to-date net investment income over our average portfolio book value at December 31, 2015. We believe that the yield on our investment portfolio likely will change over time based on potential changes to the interest rate environment, the duration or mix of our investment portfolio or other factors.
The sectors of our investment portfolio, including cash and cash equivalents appear in the table below:

Percentage of portfolio's fair value		December 31, 2015	December 31, 2014
1.	Corporate debt securities	56%	45%
2.	U.S. treasury securities and obligations of U.S. government agencies	14	16
3.	Asset-backed securities	17	13
4.	Cash and cash equivalents	10	24
5.	Municipal debt securities	3	2
	Total	100%	100%
The ratings of our investment portfolio were:

Investment portfolio ratings	December 31, 2015	December 31, 2014
AAA	25%	39%
AA	11	8
A	51	44
BBB	13	9
Investment grade	100	100
Below investment grade	—	—
Total	100%	100%

The ratings above are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Investment Securities - Other-than-Temporary Impairment
Net realized gains for the year ended December 31, 2015 were offset by an other-than-temporary impairment (OTTI) loss of $88.6 thousand due to a planned sales transaction that we expect will result in a loss in February 2016.
Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of approximately 35%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our effective income tax rate on our pre-tax loss was 0.0% , 4.7% and 0.0% for the years ended December 31, 2015, 2014 and 2013, respectively. For further information regarding income taxes and their impact on our results of operations and financial position, see, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 9, Income Taxes."
There is a tax sharing agreement between NMIH and its subsidiaries, dated August 23, 2012. Under this agreement, each of the parties mutually agreed to file a consolidated federal income tax return for 2012 and subsequent tax years, with NMIH as the direct tax filer. The tax liability of each subsidiary that is party to the agreement is limited to the amount of liability it would incur if it filed a separate tax return. Any settlements under the agreement between NMIH and a subsidiary will be made within 30 days of the filing of the applicable federal corporate income tax return with the IRS, including subsequent amended filings and IRS adjustments, except when a refund is due to a subsidiary, in which case payment shall be made to such subsidiary within 30 days after NMIH's receipt of the applicable tax refund.
As of December 31, 2015, the Company had a federal net operating loss carryforward of $139.4 million, which expires from 2029 to 2035, and state net operating loss carryforwards of $47.0 million, which primarily expires from 2031 to 2035. Section 382 of the Internal Revenue Code (Section 382) imposes annual limitations on a corporation's ability to utilize its net operating losses (NOLs) if it experiences an “ownership change.” As a result of the acquisition of our insurance subsidiaries, $7.3 million of NOLs are subject to annual limitations of $0.8 million through 2016, then $0.3 million through 2029. If the Company were to experience another “ownership change,” further limitations would apply.
A tax effected valuation allowance of $66.4 million and $53.7 million was recorded at December 31, 2015 and December 31, 2014, respectively, to reflect the amount of the deferred taxes that may not be realized. As the Company has limited history, management has not yet concluded that it is more-likely-than-not that the results of future operations will generate sufficient taxable income. If we conclude the taxable income will be sufficient to release the valuation allowance, we would recognize an income tax benefit associated primarily with the carry forward of federal net operating losses and future share-based compensation tax deductions.
Off-Balance Sheet Arrangements and Contractual Obligations
We had no off-balance sheet arrangements at December 31, 2015. Contractual obligations at December 31, 2015 are summarized in the table that follows.

	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)
Contractual obligations	$—	$—	$—	$—
Long-term debt obligations*	14,381	171,677	—	—
Capital lease obligations	—	—	—	—
Operating lease obligations	1,741	1,488	—	—
Purchase obligations	2,749	648	6	—
Other long-term liabilities reflected on the registrant's balance sheet under GAAP	—	—	—	—
Total	$18,871	$173,813	$6	$—

*Long-term debt relates to our $150 million Credit Agreement and includes future interest payments using the minimum interest rate of 8.50%.

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
Reserve for Claims and Claim Adjustment Expenses
We wrote our first MI policy in April 2013. We do not anticipate a material level of claims (relative to written premiums or stockholder equity) in the first few years of our operations. Our practice is to establish claim reserves only for loans in default. We do not consider a loan to be in default for claim reserve purposes until we receive notice from the servicer that a borrower has failed to make two consecutive regularly scheduled payments and is at least sixty days in default. Default is defined in our Master Policy as the failure by a borrower to pay when due an amount equal to the scheduled mortgage payment due under the terms of a loan or the failure by a borrower to pay all amounts due under a loan after the exercise of the due on sale clause of such loan. In addition to reserves on reported defaults, we establish IBNR reserves for estimated claims incurred on loans that have been in default for at least sixty days that have not yet been reported to us by the servicers.
Consistent with industry accounting practices, for purposes of establishing claim reserves, we adhere to the general claim reserving principles contained in ASC Topic 944, Financial Services - Insurance (ASC 944), even though that standard expressly excludes mortgage insurance from its guidance. Like other mortgage insurers, we will not establish claim reserves for anticipated future claims on insured loans that are not currently in default.
The establishment of claim and IBNR reserves is subject to inherent uncertainty and requires significant judgment by management. We establish claim reserves using our best estimates of claim rates, i.e., the percent of loan defaults that ultimately result in claim payments, and claim amounts, i.e., the dollar amounts required to settle claims, to estimate the ultimate claims on loans reported to us as being at least sixty days in default as of the end of each reporting period. We estimate IBNR by analyzing historical lags in default reporting to determine a specific number of IBNR claims in each reporting period. We utilize internal and external data to estimate lags in NOD reporting. Additionally, our estimates of claim rates and claim sizes are strongly influenced by prevailing economic conditions, for example current rates or trends in unemployment, house price appreciation and/or interest rates, and our best judgment as to the future values or trends of these macroeconomic factors.
Fair Value Measurements
The following describes the valuation techniques used by us to determine the fair value of financial instruments held as of December 31, 2015 and December 31, 2014:
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
Investment Portfolio
We classify our entire investment portfolio as available-for-sale and report it at fair value. The related unrealized gains or losses, after considering the related tax expense or benefit, are reported as a component of accumulated other comprehensive income in stockholders' equity. We expect to hold short-term investments with maturities of greater than three and less than 12 months when purchased, and such investments will be carried at fair value. Any realized gains and losses on sales of investments are determined on a specific-identification basis. We expect that our investment income will consist primarily of interest. We recognize interest income on an accrual basis. Net investment income would represent interest income, net of investment expenses.
The guidance regarding the recognition and presentation of other-than temporary impairment (OTTI) requires that an OTTI of a debt security be separated into two components when there are credit-related losses associated with the impaired debt security for which we assert that we do not have the intent to sell the security and it is more likely than not that we will not be required to sell the security before recovery of our cost basis. Under this guidance, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (such as changes in interest rates or market conditions) is recorded as a component of other comprehensive income (loss). In instances where no credit loss exists but it is more likely than not that we would have to sell the debt security prior to the anticipated recovery, the decline in fair value below amortized cost is recognized as an OTTI in earnings. In periods after recognition of an OTTI on debt securities, we account for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI are recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected would be accreted or amortized into net investment income.
Each fiscal quarter we perform reviews of our investments in order to determine whether declines in fair value below amortized cost are considered other-than-temporary in accordance with applicable guidance. Under the current guidance, a debt security impairment is deemed other-than-temporary if either it is intended that the security be sold, or it is more likely than not that we would be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. In evaluating whether a decline in fair value is other-than-temporary, we may consider several factors including, but not limited to:

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
If a premium deficiency exists, as described above, we reduce the related deferred insurance policy acquisition costs by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the deferred insurance policy acquisition costs balance, we then establish a premium deficiency reserve equal to the excess, by means of a charge to current period earnings.
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
Share-Based Compensation
We adopted ASC 718, Compensation - Stock Compensation (ASC 718). ASC 718 addresses accounting for share-based awards and recognizes compensation expense, measured using grant date fair value, over the requisite service or performance period of the award. Share-based payments include stock options and restricted stock unit (RSU) grants under the 2012 Stock Incentive Plan and the NMIH 2014 Omnibus Incentive Plan. The fair value of stock option grants issued are determined based on an option pricing model which takes into account various assumptions that are subjective. Key assumptions used in the stock option valuation include the fair value of the stock on the grant date, the expected term of the equity award taking into account the contractual term of the award, the effects of expected exercise and post-vesting termination behavior, expected volatility, expected dividends and the risk-free interest rate for the expected term of the award. RSU grants to certain employees contain a market and service condition. The fair value of RSU grants to employees prior to our IPO was determined using a Monte Carlo Simulation model at the date of grant. Following the IPO, fair value was determined based on closing price on the grant date. Restricted grants to non-employee directors are valued at our stock price on the date of grant less the present value of anticipated dividends. Expense is recognized over the required service period, which is generally a three-year vesting period for the options (vesting in one-third increments per year).
The estimated grant date fair values of the stock options granted during 2015 and 2014 were calculated using the Black-Scholes valuation model based on the following assumptions:

	2015	2014
Expected life	6.0 years	6.0 years
Risk free interest rate	1.65% - 1.78%	1.90% - 2.01%
Dividend yield	0.00%	0.00%
Expected stock price volatility	34.40%	39.00%
Projected forfeiture rate	7.50%	5.00%
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
Expected Stock Price Volatility - is a measure of the amount by which a price has fluctuated or is expected to fluctuate. At the time of grants, our common shares trading history was not sufficient to calculate an expected volatility representative of the volatility over the expected lives of the options. As a substitute for such estimate, we used historical volatilities of a set of comparable companies in the industry in which we operate.
Projected Forfeiture Rate - is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense.

Restricted Stock Units
For RSUs which are subject to a service condition, expense is recognized over the required service period, which is generally a three-year vesting period (vesting in one-third increments per year). Expense is measured by multiplying the number of RSUs by the grant date fair value.
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
We manage market risk via a defined investment policy implemented by our treasury function with oversight from our Board's Risk Committee. Important drivers of our market risk exposure monitored and managed by us include but are not limited to:

•
Changes to the level of interest rates. Increasing interest rates may reduce the value of certain fixed-rate bonds held in the investment portfolio. Higher rates may cause variable rate assets to generate additional income. Decreasing rates will have the reverse impact. Significant changes in interest rates can also affect persistency and claim rates of our insurance portfolio, and as a result we may determine that our investment portfolio needs to be restructured to better align it with future liabilities and claim payments. Such restructuring may cause investments to be liquidated when market conditions are adverse. Additionally, the changes in Eurodollar based interest rates affect the interest expense related to the Company's debt.

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
The carrying value of our investment portfolio as of December 31, 2015 and 2014 was $559 million and $337 million, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
At December 31, 2015, the duration of our fixed income portfolio, including cash and cash equivalents, was 0.83 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 0.83% in fair value of our fixed income portfolio.  Excluding cash, our fixed income portfolio duration was 1.67 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 1.67% in fair value of our fixed income portfolio.
We are also subject to market risk related to our Term Loan. As discussed in Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 5, Term Loan," the Term Loan bears interest at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on our outstanding principal.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
NMI Holdings, Inc.
Emeryville, CA

We have audited the accompanying consolidated balance sheets of NMI Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of net loss and comprehensive loss, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NMI Holdings, Inc. at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
San Francisco, CA.

February 18, 2016

NMI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $564,319 and $337,718 as of December 31, 2015 and December 31, 2014, respectively)	$559,235	$336,501
Cash and cash equivalents	57,317	103,021
Premiums receivable	5,143	1,048
Accrued investment income	2,873	1,707
Prepaid expenses	1,428	2,054
Deferred policy acquisition costs, net	17,530	2,985
Software and equipment, net	15,201	11,806
Intangible assets and goodwill	3,634	3,634
Other assets	90	509
Total assets	$662,451	$463,265

Liabilities
Term loan	$143,939	$—
Unearned premiums	90,773	22,069
Accounts payable and accrued expenses	22,725	10,646
Reserve for insurance claims and claim expenses	679	83
Warrant liability, at fair value	1,467	3,372
Deferred tax	137	137
Total liabilities	259,720	36,307
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 58,807,825 and 58,428,548 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively (250,000,000 shares authorized)	588	584
Additional paid-in capital	570,340	562,911
Accumulated other comprehensive loss, net of tax	(7,474)	(3,607)
Accumulated deficit	(160,723)	(132,930)
Total shareholders' equity	402,731	426,958
Total liabilities and shareholders' equity	$662,451	$463,265
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

	For the years ended December 31,
	2015	2014	2013
	(In Thousands, except for share data)
Revenues
Net premiums written	$114,210	$34,029	$3,541
Increase in unearned premiums	(68,704)	(20,622)	(1,446)
Net premiums earned	45,506	13,407	2,095
Net investment income	7,246	5,618	4,808
Net realized investment gains	831	197	186
Other revenues	25	—	—
Total revenues	53,608	19,222	7,089
Expenses
Insurance claims and claims expenses	650	83	—
Underwriting and operating expenses	80,599	73,417	60,744
Total expenses	81,249	73,500	60,744
Other income (expense)
Gain (loss) from change in fair value of warrant liability	1,905	2,949	(1,529)
Gain from settlement of warrants	—	37	—
Interest expense	(2,057)	—	—
Total other income (expenses)	(152)	2,986	(1,529)

Loss before income taxes	(27,793)	(51,292)	(55,184)
Income tax benefit	—	(2,386)	—
Net loss	$(27,793)	$(48,906)	$(55,184)

Net loss per share:
Basic and diluted loss per share	$(0.47)	$(0.84)	$(0.99)
Weighted average common shares outstanding	58,683,194	58,281,425	56,005,326

Net loss	(27,793)	(48,906)	(55,184)
Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains in accumulated other comprehensive loss, net of tax expense of $0, $2,390, and $0 for the each of the years in the three-year period ended December 31, 2015, respectively	(3,518)	3,636	(6,862)
Reclassification adjustment for (gains) losses included in net loss, net of tax expense of $0 for the each of the years in the three-year period ended December 31, 2015	(349)	(196)	(185)
Other comprehensive (loss) income, net of tax	(3,867)	3,440	(7,047)
Comprehensive loss	$(31,660)	$(45,466)	$(62,231)

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 2015

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Amount	Class B
	(In Thousands)
Balances, January 1, 2013	$553	$2	$517,032	$1	$(28,840)	$488,748
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	1	—	(1,579)	—	—	(1,578)
Common stock: class A shares issued related to initial public offering (net of expenses of $3,483)	25	—	27,887	—	—	27,912
Conversion of class B shares of common stock into Class A shares of common stock	2	(2)	—	—	—	—
Share-based compensation expense	—	—	10,367	—	—	10,367
Change in unrealized investment gains/losses, net of tax of $0	—	—	—	(7,048)	—	(7,048)
Net loss	—	—	—	—	(55,184)	(55,184)
Balances, December 31, 2013	581	—	553,707	(7,047)	(84,024)	463,217
Common stock: class A shares issued under related to warrants	*	—	13	—	—	13
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	3	—	11	—	—	14
Share-based compensation expense	—	—	9,180	—	—	9,180
Change in unrealized investment gains/losses, net of tax of $2,390	—	—	—	3,440	—	3,440
Net loss	—	—	—	—	(48,906)	(48,906)
Balances, December 31, 2014	584	—	562,911	(3,607)	(132,930)	426,958
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	4	—	(694)	—	—	(690)
Share-based compensation expense	—	—	8,123	—	—	8,123
Change in unrealized investment gains/losses, net of tax of $0	—	—	—	(3,867)	—	(3,867)
Net loss	—	—	—	—	(27,793)	(27,793)
Balances, December 31, 2015	$588	$—	$570,340	$(7,474)	$(160,723)	$402,731

*	During 2014, we issued 1,115 common shares with a par value of $0.01 related to the exercise of warrants, which is not identifiable in this schedule due to rounding.
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2015	2014	2013
Cash flows from operating activities	(In Thousands)
Net loss	$(27,793)	$(48,906)	$(55,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized investment gains	(831)	(197)	(186)
(Gain) loss from change in fair value of warrant liability	(1,905)	(2,949)	1,529
Depreciation and other amortization	4,861	8,080	8,116
Amortization of debt discount and debt issuance costs	251	—	—
Share-based compensation expense	8,174	9,180	10,367
Noncash intraperiod tax allocation	—	(2,386)	—
Changes in operating assets and liabilities:
Accrued investment income	(1,166)	294	(2,001)
Premiums receivable	(4,095)	(1,029)	(19)
Prepaid expenses	626	(535)	(1,102)
Deferred policy acquisition costs, net	(14,545)	(2,895)	(90)
Other assets	419	(446)	46
Unearned premiums	68,704	20,622	1,446
Reserve for insurance claims and claims expenses	596	83	—
Accounts payable and accrued expenses	8,167	117	767
Net cash provided by (used in) operating activities	41,463	(20,967)	(36,311)
Cash flows from investing activities
Purchase of short-term investments	—	—	(510)
Purchase of fixed-maturity investments, available-for-sale	(364,931)	(60,462)	(559,875)
Proceeds from maturity of short-term investments	—	—	5,374
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	140,901	136,764	141,754
Purchase of software and equipment	(6,135)	(8,220)	(6,692)
Net cash (used in) provided by investing activities	(230,165)	68,082	(419,949)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(1,105)	(1,083)	(1,578)
Issuance of common stock	415	1,097	27,912
Gain from settlement of warrants	—	(37)	—
Proceeds from term loan, net of discount	148,500	—	—
Repayments of term loan	(375)	—	—
Payments of debt issuance costs	(4,437)	—	—
Net cash provided by (used in) financing activities	142,998	(23)	26,334

Net (decrease) increase in cash and cash equivalents	(45,704)	47,092	(429,926)
Cash and cash equivalents, beginning of period	103,021	55,929	485,855
Cash and cash equivalents, end of period	$57,317	$103,021	$55,929

Supplemental disclosures of cash flow information
Noncash financing activities
Interest paid	$5	$—	$—
Conversion of class B shares of common stock into class A shares of common stock	$—	$—	$2
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

1. Organization and Basis of Presentation
NMIH is a Delaware corporation, formed in May 2011, to provide mortgage insurance through its wholly owned insurance subsidiaries, NMIC and Re One. In April 2012, we completed a private placement of our securities, through which we offered and sold an aggregate of 55,000,000 of our Class A common shares resulting in net proceeds of approximately $510 million (the Private Placement), and we completed the acquisition of our insurance subsidiaries for $8.5 million in cash, common stock and warrants, plus the assumption of $1.3 million in liabilities. In November 2013, we completed an initial public offering of 2.4 million shares of our common stock, and our common stock began trading on the NASDAQ exchange on November 8, 2013, under the symbol "NMIH." For a further discussion, see "Note 13, Common Stock Offerings."
In April 2013, NMIC, our primary insurance subsidiary, issued its first mortgage insurance policy. NMIC is licensed to write mortgage insurance in all 50 states and D.C. In August 2015, NMIH capitalized with $0.5 million a wholly owned subsidiary, NMIS, through which we began to offer outsourced loan review services to mortgage loan originators in the fourth quarter of 2015.
Basis of Presentation
The accompanying consolidated financial statements include the results of NMIH and its wholly owned subsidiaries. All inter-company transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) and our accounts are maintained in US dollars. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as of the balance sheet date. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates.
2. Summary of Accounting Principles
Revenue Recognition
In the mortgage insurance industry, a "book" is a group of loans that an MI company insures in a particular period, normally a calendar year. We set premiums at the time a policy is issued based on our expectations regarding likely performance over the term of coverage. The policies we issue are guaranteed renewable contracts at the policyholder's option. Premiums may be paid to us on a single, annual or monthly basis. Premiums written on a single premium basis and an annual premium basis are initially deferred as unearned premium reserve and earned over the policy term commencing in the month coverage is effective.  Premiums written on policies covering more than one year are amortized over the policy life in accordance with the expiration of risk, which is the anticipated claim payment pattern based on industry experience.  Premiums written on annual policies are earned on a monthly pro rata basis.  Premiums written on monthly policies are earned as coverage is provided. Premiums written on pool transactions are earned over the period that coverage is provided.  Upon cancellation of a policy, all premium that is non-refundable is immediately earned and any refundable premium is returned to the policyholder. Premiums returned to policyholders are recorded as a reduction of written and earned premiums in the current period. The actual return of premium for all periods affects premiums written and earned in those periods.
For the year ended December 31, 2015, one customer represented a material portion of our revenues. At December 31, 2015, approximately 13% of our total RIF was concentrated in California. We expect our RIF and state concentrations to lessen and align to industry averages as our insurance portfolio matures.
Use of Estimates
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Reserves for Insurance Claims and Claims Expenses
Consistent with industry accounting practices, for purposes of establishing claim reserves, we adhere to the general claim reserving principles contained in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 944, Financial Services - Insurance (ASC 944), even though that standard expressly excludes mortgage insurance from its guidance. However, and consistent with our industry, we do not establish claim reserves for anticipated future claims on insured loans that are not currently in default. We do not consider a loan to be in default for claim reserve purposes until we receive notice from the servicer that a borrower has failed to make two consecutive regularly scheduled payments and is at least 60 days in default. In addition to reserves on reported defaults, we establish IBNR reserves for estimated claims incurred on loans that have been in default for at least 60 days that have not yet been reported to us by the servicers.
Investments
We have designated our investment portfolio as available-for-sale and report it at fair value. The related unrealized gains and losses, after considering the related tax expense or benefit, are recognized as a component of accumulated other comprehensive (loss) income in shareholders' equity. Net realized investment gains and losses are reported in income based upon specific identification of securities sold, and are reclassified out of accumulated other comprehensive (loss) income.
Purchases and sales of investments are recorded on a trade date basis. Net investment income is recognized when earned and includes interest and dividend income together with amortization of market premiums and discounts using the effective yield method, and is net of investment management fees and other investment related expenses. For asset-backed securities and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the change in effective yields and maturities are recognized on a prospective basis through yield adjustments.
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
We consider items such as commercial paper with original maturities of 90 days or less to be short-term investments.
Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs (DAC). For each book year of business, these costs are amortized to expense in relation to the anticipated recognition of premiums. Total amortization of DAC each of the years in the three-year period ended December 31, 2015 was $2.8 million, $0.4 million and $0.7 thousand, respectively.
Premium Deficiency Reserves
We consider whether a premium deficiency exists at each fiscal quarter using best estimate assumptions as of the testing date. Per ASC 944, a premium deficiency reserve shall be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. We have determined that no premium deficiency reserves were necessary for each of the years in the three-year period ended December 31, 2015.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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
Warrants
We account for warrants to purchase our common shares in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815-40 Derivatives and Hedging - Contracts in Entity's Own Equity. Our outstanding warrants may be settled by us using either (i) physical settlement method or (ii) cashless exercise, where shares that are issued upon exercise of the warrants are reduced, to cover the cost of the exercise, in lieu of the holder remitting a cash payment of the exercise price. The warrants expire and are not exercisable after the 10th anniversary of the date the warrant was issued. The exercise price and the number of warrants are subject to anti-dilution provisions whereby the existing exercise price is adjusted downward, and the number of warrants increased, for events that may not be dilutive. The adjustment may be in excess of any dilution suffered. As a result, the warrants are classified as a liability. We revalue the warrants at the end of each reporting period, and any change in fair value is reported in the statements of operations in the period in which the change occurred. We calculated the fair value of the warrants using a Black-Scholes option-pricing model in combination with a binomial model.
Share-Based Compensation
We account for stock compensation in accordance with ASC 718, Compensation - Stock Compensation. This addresses accounting for share-based awards and recognition of compensation expense, measured using grant date fair value, over the requisite service or performance period of the award. Share-based payments include RSUs and stock option grants under the 2012 Stock Incentive Plan and the NMIH 2014 Omnibus Incentive Plan. We determine the fair value of issued stock option grants using an option pricing model, which takes into account various assumptions that are subjective. Key assumptions used in the stock option valuation include the expected term of the equity award, taking into account the contractual term of the award, the effects of expected exercise and post-vesting termination behavior, expected volatility, expected dividends and the risk free interest rate for the expected term of the award. RSU grants to employees contain a market condition and/or service condition. The fair value of RSU grants to employees with a market condition is determined based on a Monte Carlo simulation model at the date of grant. RSU grants to employees with a service condition and RSU grants to non-employee directors are valued at our stock price on the date of grant less the present value of anticipated dividends.
Earnings per Share
Basic net loss per share is based on the weighted-average number of common shares outstanding, while diluted net loss per share is based on the weighted-average number of common shares outstanding and common stock equivalents that would be issuable upon the exercise of stock options, other stock-based compensation arrangements, and the dilutive effect of outstanding warrants. As a result of our net losses for each of the years in the three-year period ended December 31, 2015, 6,266,905 shares, 5,839,909 shares, and 5,303,394 shares of our common stock equivalents issued under stock-based compensation arrangements and warrants, respectively, were not included in the calculation of diluted net loss per share as of such dates because they were anti-dilutive.
Cash and Cash Equivalents
We consider items such as certificates of deposit and money market funds with original maturities of 90 days or less to be cash equivalents.
Software and Equipment
Certain costs associated with the development of internal-use software are capitalized. Software and equipment are stated at cost, less accumulated amortization and depreciation. Once the software is ready for its intended use, amortization and depreciation are calculated using the straight-line method over the estimated useful lives of the respective assets ranging typically from 3 to 7 years, unless factors indicate a shorter useful life. Amortization of software and depreciation of equipment commences at the beginning of the month following our placement of the assets into use. For further detail, see "Note 10, Software and Equipment."

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Business Combinations, Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired from a business combination. In accordance with ASC 350, Intangibles - Goodwill and Other, we test goodwill for impairment during the third quarter each year, or more frequently if we believe indicators of impairment exist. We have not identified any impairments of goodwill through December 31, 2015.
Our intangible assets consist of state licenses and GSE applications which have indefinite lives. We test indefinite-lived intangible assets for impairment during the fourth quarter of each year or more frequently if we believe indicators of impairment exist. We do not believe that the indefinite-lived intangible assets were impaired as of December 31, 2015.
Premiums Receivable
Premiums receivable consist of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the receivable is written off against earned premium and the related insurance policy is canceled.
Recent Accounting Standards Updates
In August 2014, the FASB issued an update that requires an entity's management to evaluate whether there is substantial doubt about that entity's ability to continue as a going concern and, if so, disclose that fact. An entity's management will also be required to evaluate and disclose whether its plans alleviate that doubt. The guidance is effective for annual periods ending after December 15, 2016 and for interim and annual periods thereafter. We do not expect the adoption of this update to have a material effect on the presentation of our financial statements and notes therein.
In April 2015 , the FASB issued Accounting Standard Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Cost (Subtopic 835-30). This update is intended to simplify the presentation of debt issuance costs. In accordance with the new standard, debt issuance costs are presented as a direct deduction from long-term debt. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning December 15, 2015, with early adoption permitted. The Company has elected to early adopt ASU 2015-03 beginning with the year ended December 31, 2015. Application of this standard eliminated the presentation of a deferred cost (asset) and instead required debt issuance costs be presented as a direct deduction from total debt.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to provide a consistent approach in recognizing revenue. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, ASU 2015-14 deferred the provisions of ASU 2014-09 to be effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of this ASU will have on the consolidated financial statements.
Reclassifications
Certain items in the financial statements as of December 31, 2015 and for the periods ending December 31, 2014 and December 31, 2013 have been reclassified to conform to the current period's presentation. There was no effect on net income or shareholders' equity previously reported.
Subsequent Events
We have considered subsequent events through the date of this filing.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

3. Investments
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2015	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$84,968	$4	$(490)	$84,482
Municipal debt securities	20,209	44	(174)	20,079
Corporate debt securities	337,273	431	(4,377)	333,327
Asset-backed securities	101,320	76	(603)	100,793
Total bonds	543,770	555	(5,644)	538,681
Short-term investments	20,549	5	—	20,554
Total investments	$564,319	$560	$(5,644)	$559,235

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2014	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$68,911	$7	$(573)	$68,345
Municipal debt securities	12,009	27	(73)	11,963
Corporate debt securities	200,358	883	(1,456)	199,785
Asset-backed securities	56,440	222	(254)	56,408
Total investments	$337,718	$1,139	$(2,356)	$336,501
Scheduled Maturities
The amortized cost and fair values of available for sale securities at December 31, 2015 and 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

As of December 31, 2015	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$62,745	$62,743
Due after one through five years	187,633	186,629
Due after five through ten years	193,379	190,055
Due after ten years	19,242	19,015
Asset-backed securities	101,320	100,793
Total investments	$564,319	$559,235

As of December 31, 2014	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$6,110	$6,125
Due after one through five years	195,492	194,472
Due after five through ten years	54,360	53,891
Due after ten years	25,316	25,605
Asset-backed securities	56,440	56,408
Total investments	$337,718	$336,501
Aging of Unrealized Losses
At December 31, 2015, the investment portfolio had gross unrealized losses of $5.6 million, $0.5 million of which has been in an unrealized loss position for a period of twelve months or greater. We did not consider these securities to be other-than-temporarily impaired as of December 31, 2015. We based our conclusion that these investments were not other-than-temporarily impaired at December 31, 2015 on the following facts: (i) the unrealized losses were primarily caused by interest rate movements since the purchase date; (ii) we do not intend to sell these investments; and (iii) we do not believe that it is more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may not occur until maturity. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2015		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	14	$50,558	$(397)	4	$10,194	$(93)	18	$60,752	$(490)
Municipal debt securities	4	11,293	(165)	1	3,242	(9)	5	14,535	(174)
Corporate debt securities	83	244,128	(4,124)	4	9,220	(253)	87	253,348	(4,377)
Assets-backed securities	27	69,878	(498)	4	9,208	(105)	31	79,086	(603)
Total investments	128	$375,857	$(5,184)	13	$31,864	$(460)	141	$407,721	$(5,644)

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2014		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	4	$7,228	$(33)	10	$49,884	$(540)	14	$57,112	$(573)
Municipal debt securities	1	3,232	(18)	1	1,695	(55)	2	4,927	(73)
Corporate debt securities	26	60,334	(559)	22	65,806	(897)	48	126,140	(1,456)
Assets-backed securities	3	10,614	(57)	4	20,047	(197)	7	30,661	(254)
Total investments	34	$81,408	$(667)	37	$137,432	$(1,689)	71	$218,840	$(2,356)
Net Investment Income
Net investment income is comprised of the following:

	For the year ended December 31,
	2015	2014	2013
	(In Thousands)
Fixed maturities	$7,726	$6,127	$5,289
Short-term investments	3	8	2
Investment income	7,729	6,135	5,291
Investment expenses	(483)	(517)	(483)
Net investment income	$7,246	$5,618	$4,808
Gross realized gains were $1.5 million. $0.7 million, and $0.6 million for each of the years in the three-year period ended December 31, 2015, respectively; gross realized losses were $0.7 million , $0.5 million and $0.4 million for the same periods. The first-in, first-out method was followed in determining the cost of investments sold.
As of December 31, 2015 and December 31, 2014, there were approximately $7.0 million of cash and investments in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Investment Securities - Other-than-Temporary Impairment (OTTI)
For the year ended December 31, 2015, we recognized an OTTI loss in earnings of $88.6 thousand due to a planned sales transaction that we expect will result in a loss in February 2016.
There were no credit losses recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income (loss).
4. Fair Value of Financial Instruments
The following describes the valuation techniques used by us to determine the fair value of financial instruments held at December 31, 2015 and December 31, 2014:
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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
Assets classified as Level 1 and Level 2
To determine the fair value of securities available-for-sale in Level 1 and Level 2 of the fair value hierarchy, independent pricing sources have been utilized. One price is provided per security based on observable market data. To ensure securities are appropriately classified in the fair value hierarchy, we review the pricing techniques and methodologies of the independent pricing sources and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. A variety of inputs are utilized by the independent pricing sources including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including data published in market research publications. Inputs may be weighted differently for any security, and not all inputs are used for each security evaluation. Market indicators, industry and economic events are also considered. This information is evaluated using a multidimensional pricing model. Quality controls are performed by the independent pricing sources throughout this process, which include reviewing tolerance reports, trading information and data changes, and directional moves compared to market moves. This model combines all inputs to arrive at a value assigned to each security. We have not made any adjustments to the prices obtained from the independent pricing sources. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2015.
Securities classified as Level 2 assets include Federal Home, Farm and Agriculture agency obligations, municipal debt securities, corporate debt securities and asset-backed securities.  Corporate securities are broadly diversified across industries and include $18.4 million of U.S. denominated foreign securities (Yankee Bonds) as of December 31, 2015.  Asset-backed securities consist primarily of automobile and industrial industries and include $3.6 million of Yankee Bonds as of December 31, 2015.
Liabilities classified as Level 3
We calculate the fair value of outstanding warrants using a Black-Scholes option-pricing model in combination with a binomial model. Variables in the model include the risk-free rate of return, dividend yield, expected life and expected volatility of our stock price.
ASC 825, Disclosures about Fair Value of Financial Instruments, requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2015 and December 31, 2014:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2015	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$65,185	$19,297	$—	$84,482
Municipal debt securities	—	20,079	—	20,079
Corporate debt securities	—	333,327	—	333,327
Asset-backed securities	—	100,793	—	100,793
Cash, cash equivalents and short-term investments	77,872	—	—	77,872
Total assets	$143,057	$473,496	$—	$616,553
Warrant liability	$—	$—	$1,467	$1,467
Total liabilities	$—	$—	$1,467	$1,467

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2014	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$39,176	$29,169	$—	$68,345
Municipal debt securities	—	11,963	—	11,963
Corporate debt securities	—	199,785	—	199,785
Asset-backed securities	—	56,408	—	56,408
Cash, cash equivalents and short-term investments	103,021	—	—	103,021
Total assets	$142,197	$297,325	$—	$439,522
Warrant liability	$—	$—	$3,372	$3,372
Total liabilities	$—	$—	$3,372	$3,372
The following is a roll-forward of Level 3 liabilities measured at fair value:

	For the year ended December 31,
	2015	2014
	(In Thousands)
Balance, January 1,	$3,372	$6,371
Change in fair value of warrant liability included in earnings	(1,905)	(2,949)
Gain on settlement of warrants	—	(37)
Issuance of common stock on warrant exercise	—	(13)
Balance, December 31	$1,467	$3,372
We revalue the warrant liability quarterly using a Black-Scholes option-pricing model, in combination with a binomial model. As of December 31, 2015, the assumptions used in the option pricing model were as follows: a common stock price as of December 31, 2015 of $6.77, risk free interest rate of 1.91%, expected life of 5.92 years , expected volatility of 32.70% and a dividend

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

yield of 0.00%. The change in fair value is primarily attributable to a decline in the price of our common stock from December 31, 2014 to December 31, 2015.
As of December 31, 2014, the assumptions used in the option pricing model were : a common stock price as of December 31, 2014 of $9.13, risk free interest rate of 1.88%, expected life of 6.44 years, expected volatility of 37.4% and a dividend yield of 0%. The change in fair value was primarily attributable to a decline in the price of our common stock from December 31, 2013 to December 31, 2014.
There were no transfers in or out of Level 3 of the fair value hierarchy during the year ended December 31, 2015.
5. Term Loan
On November 10, 2015, we entered into the Credit Agreement to obtain a three-year senior secured term loan B (the Term Loan) for $150 million. The Term Loan bears interest at the Eurodollar based rate (1% floor) plus an annual margin rate of 7.5% (8.5% for 2015), payable quarterly. Quarterly principal payments of $375 thousand are also required. The outstanding balance as of December 31, 2015 was $149.6 million.
Debt issuance costs totaling $4.4 million and a 1% debt discount are being amortized to interest expense, using the effective interest method, over the contractual life of the Term Loan. Effective interest rate for the Term Loan includes interest, amortization of issuance cost and the discount. For the year ended December 31, 2015, the Company recorded $2.1 million of interest expense, including amortization of the issuance cost and discount.
NMIH is subject to certain quarterly covenants under the Credit Agreement. These covenants include, but are not limited to the following: a maximum debt-to-total capitalization ratio (as defined) of 35%, maximum RTC ratio of 22.0:1.0, liquidity (as defined) of $41 million, compliance with financial requirements of PMIERs, and equity requirements. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the Credit Agreement, including its covenants and events of default. We were in compliance with all covenants at December 31, 2015.
Future principal payments for the Company's Term Loan as of December 31, 2015 are as follows:

As of December 31, 2015	Principal
(In thousands)
2016	$1,500
2017	1,500
2018	146,625
Total	$149,625

6. Reserves for Insurance Claims and Claims Expenses
We establish claim reserves to recognize the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. Our method, consistent with industry practice, is to establish claim reserves only for loans in default. Our claim reserves also include amounts for IBNR. As of December 31, 2015, we have established reserves for insurance claims of $679 thousand for thirty-six primary loans in default, compared to a reserve of $83 thousand for the year ended December 31, 2014. We paid two claims totaling $54 thousand for the year ended December 31, 2015.
In 2013, we entered into a pool insurance transaction with Fannie Mae. We only establish claim or IBNR reserves for pool risk if we expect claims to exceed the deductible under the pool agreement, which represents the amount of claims absorbed by Fannie Mae before we are obligated to pay any claims. At December 31, 2015, forty-three loans in the pool were past due by sixty days or more. These forty-three loans represent approximately $2.6 million in RIF. Due to the size of the remaining deductible of$10.3 million, the low level of NODs reported through December 31, 2015 and the expected severity (all loans in the pool have LTVs under 80%), we have not established any pool reserves for claims or IBNR for the years ended December 31, 2015 and December 31, 2014. In connection with the settlement of pool claims, we applied $18 thousand to the pool deductible through December 31, 2015. We have not paid any pool claims to date.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claims expenses:

	For the year ended December 31,
	2015	2014
	(In Thousands)
Balance, January 1	$83	$—

Claims incurred:
Claims and claim expenses incurred:
Current year	699	83
Prior years	(49)	—
Total claims incurred	650	83

Claims paid:
Claims and claim expenses paid:
Current year	50	—
Prior years	4	—
Total claims paid	54	—

Balance, December 31	$679	$83
There was a $49 thousand favorable prior year development for the year ended December 31, 2015, primarily attributable to NOD cures. Reserves of $30 thousand related to prior year defaults remained as of December 31, 2015. The decrease in the period is generally the result of ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we learn additional information about individual defaults and claims.
7. Warrants
We issued 992,000 warrants in connection with our Private Placement. Each warrant gave the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million.
Upon exercise of these warrants, the amounts will be treated as additional paid-in capital. During the first quarter of 2014, 7,790 warrants were exercised and we issued 1,115 Class A common shares via a cashless exercise. Upon exercise, we reclassified the fair value of the warrants from warrant liability to additional paid in capital and recognized a gain of approximately $37 thousand. No other warrants were exercised during 2014 or 2015.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

8. Share-Based Compensation
The 2012 Stock Incentive Plan (Plan) was approved by the Board on April 16, 2012 and authorized 5.5 million shares to be reserved for issuance under the Plan, with 3.85 million shares available for stock options and 1.65 million shares available for RSUs. Options granted under the Plan are non-qualified stock options and may be granted to employees, directors and other key persons. The exercise price per share for the common stock covered by this Plan shall be determined by the Board at the time of grant, but shall not be less than the fair market value, defined as the closing price of our common stock, on the date of the grant. The term of the stock option grants will be established by the Board, but no stock option shall be exercisable more than ten years after the date the stock option is granted. The vesting period of the stock option grants will also be established by the Board at the time of grant and generally is for a three-year period. Upon the exercise of stock options, we issue shares from the authorized, unissued share reserve.
On May 8, 2014, NMIH held its annual shareholder meeting, at which our shareholders voted to approve the NMIH 2014 Omnibus Incentive Plan, which authorizes us to make 4 million shares of NMIH's class A common stock available to be granted. These shares may be either authorized but unissued shares or treasury shares.
A summary of option activity in the plan during the years ended December 31, 2015 and December 31, 2014 is as follows:

For the year ended December 31, 2015	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
	(Shares in Thousands)
Options outstanding at December 31, 2014	3,630	$4.16	$10.66
Options granted	789	3.06	8.49
Options exercised	—	—	—
Options forfeited	(64)	4.90	12.20
Options expired	(504)	4.05	10.48
Options outstanding at December 31, 2015	3,851	$3.94	$10.21

For the Year Ended December 31, 2014	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
	(Shares in Thousands)
Options outstanding at December 31, 2013	3,062	$3.98	$10.31
Options granted	780	4.85	12.03
Options exercised	(109)	3.85	10.00
Options forfeited	(87)	4.47	11.35
Options expired	(16)	4.25	10.93
Options outstanding at December 31, 2014	3,630	$4.16	$10.66
As of December 31, 2015, there were approximately 2.5 million options fully vested and exercisable. There were no exercises during the year. The weighted average exercise price for the fully vested and exercisable options was $10.37. The remaining weighted average contractual life of options fully vested and exercisable as of December 31, 2015 was 6.65 years. The aggregate intrinsic value for fully vested and exercisable options was $0 as of December 31, 2015.
The remaining weighted average contractual life of options outstanding as of December 31, 2015 was 7.35 years. As of December 31, 2015, there was $1.5 million of total unrecognized compensation cost related to non-vested stock options. The weighted-average period over which total compensation related to non-vested stock options will be recognized is 1.34 years.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The estimated grant date fair values of the stock options granted during 2015 and 2014 were calculated using the Black-Scholes valuation model based on the following assumptions:

	2015	2014
Expected life	6 years	6 years
Risk free interest rate	1.65% - 1.78%	1.90% - 2.01%
Dividend yield	0.00%	0.00%
Expected stock price volatility	34.40%	39.00%
Projected forfeiture rate	7.50%	5.00%
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
Expected Price Volatility - is a measure of the amount by which a price has fluctuated or is expected to fluctuate. At the time of grants, our common shares trading history was not sufficient to calculate an expected volatility representative of the volatility over the expected lives of the options. As a substitute for such estimate, we used historical volatilities of a set of comparable companies in the industry in which we operate.
Projected Forfeiture Rate - is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense.
A summary of RSU activity in the plan during the years ended December 31, 2015 and December 31, 2014 is as follows:

For the year ended December 31, 2015	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2014	1,209	$8.90
Restricted stock units granted	784	7.48
Restricted stock units vested	(465)	9.88
Restricted stock units forfeited	(85)	8.95
Non-vested restricted stock units at December 31, 2015	1,443	$7.81

For the Year Ended December 31, 2014	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2013	1,242	$7.75
Restricted stock units granted	373	11.52
Restricted stock units vested	(360)	9.53
Restricted stock units forfeited	(46)	10.14
Non-vested restricted stock units at December 31, 2014	1,209	$8.90
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

of the modified award over the fair value of the original award immediately before its terms are modified using relevant valuation inputs as of the modification date.
At December 31, 2015, the 1.4 million shares of granted and non-vested RSUs consisted of 0.5 million shares that are subject to both a market and service condition and 0.9 million shares that are subject only to service conditions. The non-vested RSUs subject to both a market and service condition vest in one-half increments upon the achievement of certain market price goals and continued service. Non-vested RSUs subject only to a service condition vest over a service period ranging from one to three years. The fair value of RSUs subject to market and service conditions is determined based on a Monte Carlo simulation model at the date of grant. The fair value of RSUs subject only to service conditions are valued at our stock price on the date of grant less the present value of anticipated dividends.
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
There were no RSUs granted in 2015, 2014 or 2013 that were subject to a market condition.
The remaining weighted average contractual life of non-vested RSUs as of December 31, 2015 was 8.06 years. The weighted-average period over which total compensation related to non-vested RSUs will be recognized is 1.44 years years.
The RSUs granted in 2015 were valued at our stock price on the date of grant less the present value of anticipated dividends, which is $0. As of December 31, 2015, there was $3.1 million of total unrecognized compensation cost related to non-vested RSUs compared to 3.0 million as of December 31, 2014.
401(k) Savings Plan
Beginning on January 1, 2014, we offered to our employees a 401(k) Savings Plan (401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, we match up to 100% of eligible employees' pre-tax contributions up to 4% of eligible compensation. We contributed approximately $1.2 million for the year ended December 31, 2015.
Phantom Shares
In May 2015, we granted 12,062 phantom stock units to two independent directors with a grant date fair market value of $100 thousand. Each phantom unit entitles the participants to a cash award equal to the fair market value of the unit based on the price of our stock on the first anniversary of the grant date. We have accounted for these units in accordance with ASC 718-30, Stock Compensation Awards Classified as Liabilities. The fair value of the awards is remeasured at each reporting period until settled. At December 31, 2015, based on a closing share price of $6.77, we recognized $50 thousand as share-based compensation expense with a corresponding liability which is recorded in accounts payable and accrued expenses in our Consolidated Balance Sheets as of December 31, 2015.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

9. Income Taxes
The provision (benefit) for income taxes consists of:

	For the year ended December 31,
	2015	2014	2013
	(In Thousands
Current	$—	$(2,390)	$—
Deferred	—	4	—
Total income tax benefit	$—	$(2,386)	$—
At December 31, 2015, we had an income tax expense of $0.0. The income tax benefit of $2.4 million for the year ended December 31, 2014 was related to the tax effects of unrealized gains credited to other comprehensive income (OCI). Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided in ASC 740-20-45-7 when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including OCI. The intraperiod tax allocation rules related to items charged or credited directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur. As a result of a reduction in unrealized losses credited directly to OCI, $2.4 million of income tax expense was netted with prior year unrealized gains in OCI, and $2.4 million of income tax benefit was allocated to the income tax provision for continuing operations. As a result of net unrealized losses to OCI during the year ended December 31, 2015, the exception was not applicable.
Reconciliation of the federal statutory income tax (benefit) rate to the effective income tax (benefit) rate is as follows:

	For the year ended December 31,
	2015	2014	2013
Federal statutory income tax rate	35.00%	35.00%	35.00%
Prior year adjustment	—	—	3.52
Other	0.83	1.07	1.66
Valuation allowance	(35.83)	(31.42)	(40.18)
Effective income tax rate	—%	4.65%	—%
The income tax benefit from income taxes was eliminated or reduced in each year by the recognition of a valuation allowance which was recorded to reflect the amount of the deferred taxes that may not be realized. As the Company has limited history, management has not yet concluded that it is more-likely-than-not that the results of future operations will generate sufficient taxable income. If we conclude the taxable income will be sufficient to release the valuation allowance, we would recognize an income tax benefit associated primarily with the carry forward of federal NOLs and future share-based compensation tax deductions.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Following is a reconciliation of our net deferred income tax asset (liability) as of December 31, 2015 and December 31, 2014:

	Year Ended December 31,
	2015	2014
Deferred tax asset	(In Thousands)
Capitalized start-up costs	$913	$985
Share-based compensation	9,760	8,212
Unrealized loss on investments	2,101	499
Net operating loss carry forwards	52,819	43,198
Unearned premium reserve	7,504	1,810
Other	5,438	3,602
Total gross deferred tax assets	78,535	58,306
Less: valuation allowance	(66,399)	(53,730)
Total deferred tax assets	12,136	4,576
Deferred tax liability
Capitalized software	(4,753)	(3,266)
Intangible assets	(137)	(137)
Deferred acquisition costs	(7,246)	(1,224)
Other	(137)	(86)
Total deferred tax liabilities	(12,273)	(4,713)
Net deferred income tax liability	$(137)	$(137)
At December 31, 2015 and 2014, we had a net deferred tax liability of $0.1 million as a result of the acquisition of indefinite-lived intangibles from the acquisition of our insurance subsidiaries for which no benefit had been reflected in the acquired net operating loss carry forwards. The tax liability incurred at the acquisition was recorded as an increase in goodwill.
Excluded from deferred tax assets were a gross $2.1 million of excess stock compensation as of December 31, 2015 and December 31, 2014, for which any benefit realized will be recorded to stockholders' equity.
As of December 31, 2015, the Company had a federal NOL of $139.4 million which expires from 2029 to 2035, and a state NOL of $47.0 million, which expires from 2031 to 2035. Section 382 of the Internal Revenue Code imposes annual limitations on a corporation's ability to utilize its net operating loss carryforwards if it experiences an "ownership change." As a result of the acquisition of our insurance subsidiaries, $7.3 million of NOLs are subject to annual limitations of $0.8 million through 2016, then $0.3 million through 2029.
As we have limited history to provide a basis for reliable future net income projections, a valuation allowance of $66.4 million and $53.7 million was recorded at December 31, 2015 and December 31, 2014, respectively, to reflect the amount of the deferred tax asset that may not be realized.
As of December 31, 2015 and 2014, we have no reserve for unrecognized tax benefits, and have taken no material uncertain positions in its tax returns that would require measurement and recognition.
We file income tax returns with the U.S. federal government and various state jurisdictions which are subject to potential examination by tax authorities. We are not currently under examination, and 2012, 2013 and 2014 federal and state tax years remain open by statute.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

10. Software and Equipment
Software and equipment consist largely of capitalized software developed to support our MI operations. Software and equipment, net of accumulated amortization and depreciation, as of December 31, 2015 and December 31, 2014, consists of the following:

	December 31, 2015	December 31, 2014
	(In Thousands)
Software	$17,267	$11,608
Equipment	1,803	1,175
Leasehold improvements	1,028	973
Subtotal	20,098	13,756
Accumulated amortization and depreciation	(4,897)	(1,950)
Software and equipment, net	$15,201	$11,806
Amortization and depreciation expense for software, equipment, and leasehold improvements for the years ended December 31, 2015 and 2014 was $3.2 million and $5.8 million, respectively.
11. Intangible Assets and Goodwill
Intangible assets and goodwill consist of identifiable intangible assets and goodwill we purchased in connection with the acquisition of our insurance subsidiaries, and at December 31, 2015 and December 31, 2014, were as follows for both years:

		Expected Lives
Goodwill	$3,244	Indefinite
State licenses	260	Indefinite
GSE applications	130	Indefinite
Total intangible assets and goodwill	$3,634
We test goodwill and intangibles for impairment in the third and fourth quarter, respectively, of every year, or more frequently if we believe indicators of impairment exist. No impairments of indefinite-lived intangibles or goodwill were identified as of December 31, 2015 and 2014.
12. Commitments and Contingencies
PMIERs
In the second quarter of 2015, the FHFA published final updated PMIERs that went into effect on December 31, 2015 (Effective Date) for existing, GSE-approved private mortgage insurers, i.e., Approved Insurers. (Italicized terms have the same meaning that such terms have in the PMIERs, as described below.) The PMIERs establish operational, business, remedial and financial requirements applicable to Approved Insurers. Under the PMIERs financial requirements, Approved Insurers must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an Approved Insurer’s net RIF, calculated by applying on a loan-by-loan basis certain risk-based factors derived from tables set out in the PMIERs to the net RIF. The risk-based required asset amount for primary insurance is subject to a floor of 5.6% of total, performing, primary RIF, and the risk-based required asset amount for pool insurance considers both the factors in the tables and the net remaining stop loss for each pool insurance policy. The PMIERs financial requirements also increase the amount of available assets that must be held by an Approved Insurer for loans originated on or after January 1, 2016 that are insured under LPMI policies not subject to automatic termination under the HOPA.
By March 1, 2016, each Approved Insurer, including NMIC, must certify to the GSEs that it fully complies with the PMIERs as of the Effective Date. During the fourth quarter of 2015, NMIH raised additional capital by entering into the Credit Agreement to secure a term loan credit facility in the amount of $150 million. Concurrently with the closing of the Credit Agreement, NMIH borrowed $150 million from the facility and subsequently made contributions to NMIC. As a result, as of December 31, 2015, NMIC had sufficient assets to meet the PMIERs financial requirements and we expect to certify to the GSEs by March 1, 2016 that NMIC fully complies with the PMIERs. Going forward, by April 15th of each year, NMIC must certify it met all PMIERs requirements

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

as of December 31st of the prior year. Moreover, NMIC has an ongoing obligation to immediately notify the GSEs in writing upon discovery of its failure to meet one or more of the PMIERs requirements. We will continue to monitor our compliance with the PMIERs going forward.
Office Lease
The company leases office space under a facilities lease that expires in October 2017.
As of December 31, 2015, management expects that future minimum lease payments under this lease will be as follows:

Years ending December 31,	(In Thousands)
2016	$1,741
2017	1,488
Totals	$3,229
We incurred rent expense related to this lease of $1.5 million and $1.6 million for the years ended December 31, 2015 and 2014, respectively.
13. Common Stock Offerings
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
14. Regulatory Information
Statutory Requirements
Our insurance subsidiaries, NMIC and Re One, file financial statements in conformity with statutory basis accounting principles (SAP) prescribed or permitted by the Wisconsin OCI. NMIC's principal regulator is the Wisconsin OCI. Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC. The Wisconsin OCI recognizes only statutory accounting practices prescribed or permitted by the state of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company and for determining its solvency under Wisconsin insurance laws.
NMIC and Re One's combined statutory net loss, statutory surplus, contingency reserve and RTC ratios for each of the years in the three-year period ended December 31, 2015 were as follows:

	December 31,
	2015	2014	2013
	(In Thousands)
Statutory net loss	$(52,322)	$(47,961)	$(33,307)
Statutory surplus	391,422	236,738	189,698
Contingency reserve	32,564	9,401	2,314
Risk-to-capital	8.7:1	3.6:1	0.7:1
Under applicable Wisconsin law and 15 other states, a mortgage insurer must maintain a minimum amount of statutory capital relative to its RIF in order for the mortgage insurer to continue to write new business. While formulations of minimum capital may vary in each jurisdiction that has such a requirement, the most common measure applied allows for a maximum permitted RTC ratio of 25:1. Wisconsin and certain other states, including California and Illinois, apply a substantially similar requirement referred to as minimum policyholders' position. Our operation plan filed with the Wisconsin OCI and other state insurance departments in connection with NMIC's applications for licensure includes the expectation that NMIH will downstream additional capital if needed so that NMIC does not exceed RTC ratios agreed to with those states. NMIC may in the future seek state insurance department approvals, as needed, of an amendment to our business plan to increase this ratio to the Wisconsin regulatory minimum of 25:1.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

As of December 31, 2015, NMIC had 63,948 policies in force totaling approximately $3.3 billion in total RIF with a RTC ratio of 8.4:1, significantly below the PMIERs and state financial requirements. As of December 31, 2014, NMIC had 14,603 policies in force totaling approximately $801.4 million of primary RIF, resulting in an RTC ratio of 3.5:1.
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
Dividend Restrictions
NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware, such as NMIH. Delaware corporation law provides that dividends are only payable out of a corporation's capital surplus or (subject to certain limitations) recent net profits. As of December 31, 2015, NMIH's shareholders' equity was approximately $403 million. NMIH's total assets, excluding investment and intercompany receivables for NMIC, Re One, and NMIS, were approximately $117 million at December 31, 2015, and were unencumbered by any debt or other subsidiary commitments or obligations. The insurance subsidiaries are both mono-line mortgage insurance companies, and the assets of each are dedicated only to the support of direct risk and obligations of each mortgage insurance entity. NMIC only writes direct mortgage insurance business and assumes no business from any other entity. Re One only assumes business from NMIC to allow NMIC to comply with statutory risk requirements. Neither NMIC nor Re One have subsidiaries, and therefore do not have subsidiary risks and obligations that compete for its resources.
The ability of our insurance subsidiaries to pay dividends to NMIH is limited by insurance laws of the State of Wisconsin and certain other states. Wisconsin law provides that an insurance company may pay out "ordinary dividends" without the prior approval of the Wisconsin OCI in an amount, when added to other shareholder distributions made in the prior 12 months, not to exceed the lesser of (a) 10% of the insurer's surplus as regards to policyholders as of the prior December 31 or (b) its net income (excluding realized capital gains) for the twelve month period ending December 31 of the immediately preceding calendar year. In determining net income, an insurer may carry forward net income from the previous calendar years that has not already been paid out as a dividend. Dividends that exceed this amount are "extraordinary dividends," which require prior approval of the Wisconsin OCI. Since inception, NMIC has not paid any dividends to NMIH.
As of December 31, 2015, the amount of restricted net assets held by our consolidated insurance subsidiaries totaled approximately $441 million. The amount of restricted assets used to determine any dividend to NMIH, once all restrictions expire, would be computed under SAP which may differ from the amount of restricted assets computed under GAAP. Since inception, NMIC has not paid any dividends to NMIH. As NMIC had a statutory net loss for the year ended December 31, 2014, NMIC cannot pay any dividends to NMIH through December 31, 2015, without the prior approval of the Wisconsin OCI.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

15. Quarterly Financial Data (Unaudited)

	2015 Quarters				2015
	First	Second	Third	Fourth	Year
	(In Thousands, except share data)
Net premiums written	$12,921	$20,347	$35,360	$45,582	$114,210
Net premiums earned	6,936	8,856	12,834	16,880	45,506
Net investment income	1,596	1,688	1,884	2,078	7,246
Net realized investment gains (losses)	613	354	(15)	(121)	831
Other revenues	—	—	—	25	25
Insurance claims and claims expenses	104	(6)	181	371	650
Underwriting and operating expenses	18,350	20,910	19,653	21,686	80,599
Gain (loss) from change in fair value of warrant liability	1,248	(106)	332	431	1,905
Interest Expense	—	—	—	2,057	2,057
Net loss	(7,820)	(10,353)	(4,799)	(4,821)	(27,793)
Loss per share: (1)
Basic and diluted loss per share	$(0.13)	$(0.18)	$(0.08)	$(0.08)	$(0.47)
Weighted average common shares outstanding	58,485,899	58,720,095	58,741,328	58,781,566	58,683,194

	2014 Quarters				2014
	First	Second	Third	Fourth	Year
	(In Thousands, except share data)
Net premiums written	$5,178	$5,051	$9,661	$14,139	$34,029
Net premiums earned	1,904	2,093	3,900	5,510	13,407
Net investment income	1,489	1,468	1,342	1,319	5,618
Net realized investment gains (losses)	—	—	134	63	197
Other revenues	—	—	—	—	—
Insurance claims and claims expenses	—	28	(26)	81	83
Underwriting and operating expenses	19,302	18,637	17,895	17,583	73,417
Gain (loss) from change in fair value of warrant liability	817	952	1,240	(60)	2,949
Gain from settlement of warrants	37	—	—	—	37
Interest Expense	—	—	—	—	—
Net loss	(15,055)	(12,855)	(10,976)	(10,020)	(48,906)
Loss per share (1)
Basic and diluted loss per share	$(0.26)	$(0.22)	$(0.19)	$(0.17)	$(0.84)
Weighted average common shares outstanding	58,061,299	58,289,801	58,363,334	58,406,574	58,281,425

(1)	Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of quarterly per share data may not equal the per share data for the year.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2015, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in  Internal Control-Integrated Framework  (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2015. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2015. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2015. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2015. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2015. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements — See the "Index to Financial Statements" included in Part II, Item 8 of this report for a list of the financial statements filed as part of this report.
2. Financial Statement Schedules — See the "Index to Financial Statement Schedules" on page 103 of this report for a list of the financial statement schedules filed as part of this report.
3. Exhibits — See "Exhibit Index" on page i of this report for a list of exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
February 18, 2016	By: /s/ Bradley M. Shuster
Name: Bradley M. Shuster Title: Chairman and Chief Executive Officer

Signature	Title	Date

/s/ Bradley M. Shuster	Chairman and Chief Executive Officer	February 18, 2016
Bradley M. Shuster	(Principal Executive Officer)

/s/ Glenn M. Farrell	Chief Financial Officer	February 18, 2016
Glenn M. Farrell	(Principal Financial and Accounting Officer)

/s/ Steven L. Scheid	Director	February 18, 2016
Steven L. Scheid

/s/ James G. Jones	Director	February 18, 2016
James G. Jones

/s/ John Brandon Osmon	Director	February 18, 2016
John Brandon Osmon

/s/ Michael Montgomery	Director	February 18, 2016
Michael Montgomery

/s/ Michael Embler	Director	February 18, 2016
Michael Embler

/s/ James H. Ozanne	Director	February 18, 2016
James H. Ozanne

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in our Consolidated Financial Statements and notes thereto.

NMI HOLDINGS, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
PARENT COMPANY ONLY

December 31, 2015	Amortized Cost	Fair Value	Amount Reflected on Balance Sheet
	(In Thousands)
Fixed maturities
U.S. Treasury securities and obligations of U.S. government agencies	$84,968	$84,482	$84,482
Municipal debt securities	20,209	20,079	20,079
Corporate debt securities	337,273	333,327	333,327
Asset-backed securities	101,320	100,793	100,793
Total bonds	543,770	538,681	538,681
Short-term investments	20,549	20,554	20,554
Total investments other than investments in related parties	$564,319	$559,235	$559,235

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
PARENT COMPANY ONLY

	December 31, 2015	December 31, 2014
	(In Thousands, except for share data)
Assets
Fixed maturities, available-for-sale, at fair value	$87,010	$134,199
Cash and cash equivalents	13,183	29,925
Investment in subsidiaries, at equity in net assets	442,077	251,880
Accrued investment income	148	629
Prepaid expenses	1,428	2,054
Due from affiliates, net	8,383	9,949
Software and equipment, net	15,201	11,806
Other assets	56	509
Total assets	$567,486	$440,951
Liabilities
Term loan	$143,939	$—
Accounts payable and accrued expenses	19,349	10,621
Warrant liability, at fair value	1,467	3,372
Total liabilities	164,755	13,993

Shareholders' equity
Common stock - class A shares, $0.01 par value; 58,807,825 and 58,428,548 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively (250,000,000 shares authorized)	588	584
Additional paid-in capital	570,340	562,911
Accumulated other comprehensive loss, net of tax	(7,474)	(3,607)
Accumulated deficit	(160,723)	(132,930)
Total shareholders' equity	402,731	426,958
Total liabilities and shareholders' equity	$567,486	$440,951

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF OPERATIONS
PARENT COMPANY ONLY

	For the year ended December 31,
	2015	2014	2013
	(In Thousands)
Revenues
Net investment income	$2,535	$2,937	$2,758
Net realized investment gains	379	67	188
Total revenues	2,914	3,004	2,946

Expenses
Other operating expenses	17,157	18,817	24,319
Total expenses	17,157	18,817	24,319

Other income (loss)
Gain (loss) from change in fair value of warrant liability	1,905	2,949	(1,529)
Gain from settlement of warrants	—	37	—
Interest expense	(2,057)	—	—
Total other (expenses) income	(152)	2,986	(1,529)

Equity in net loss of subsidiaries	(14,430)	(38,710)	(32,282)

Loss before income taxes	(28,825)	(51,537)	(55,184)
Income tax benefit	(1,032)	(2,631)	—
Net loss	$(27,793)	$(48,906)	$(55,184)

Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains in accumulated other comprehensive loss, net of tax expense of $0, $2,390, and $0 for the each of the years in the three-year period ended December 31, 2015, respectively	141	1,092	(3,958)
Reclassification adjustment for losses (gains) included in net loss, net of tax expense of $0 for each of the years in the three-year period ended December 31, 2015	186	—	—
Equity in other comprehensive (loss) income of subsidiaries	(4,194)	2,348	(3,089)
Other comprehensive (loss) income, net of tax	(3,867)	3,440	(7,047)
Comprehensive loss	$(31,660)	$(45,466)	$(62,231)

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY

	For the year ended December 31,
	2015	2014	2013
Cash flows from operating activities	(In Thousands)
Net loss	$(27,793)	$(48,906)	$(55,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	8,174	9,180	10,367
(Gain) loss from change in fair value of warrant liability	(1,905)	(2,949)	1,529
Net realized investment gains	(379)	(67)	(188)
Depreciation and other amortization	3,885	5,618	3,325
Amortization of debt discount and debt issuance costs	251	—	—
Noncash intraperiod tax allocation	—	(2,390)	—
Changes in operating assets and liabilities:
Equity in net loss of subsidiaries	14,430	38,710	35,371
Accrued investment income	481	409	(1,038)
Receivable from affiliates	1,566	616	(10,565)
Prepaid expenses	626	(535)	(1,102)
Other assets	453	(445)	(3,045)
Accounts payable and accrued expenses	8,025	233	623
Net cash provided by (used in) operating activities	7,814	(526)	(19,907)
Cash flows from investing activities
Capitalization of subsidiaries	(153,500)	(95,000)	—
Purchase of fixed-maturity investments, available-for-sale	(87,571)	(23,552)	(293,470)
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	79,652	120,813	59,454
Purchase of software and equipment	(6,135)	(8,220)	(6,695)
Net cash used in investing activities	(167,554)	(5,959)	(240,711)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(1,105)	(1,083)	(1,578)
Issuance of common stock	415	1,097	27,912
Gain from settlement of warrants	—	(37)	—
Proceeds from term loan, net of discount	148,500	—	—
Repayments of term loan	(375)	—	—
Payments of debt issuance costs	(4,437)	—	—
Net cash provided by (used in) financing activities	142,998	(23)	26,334

Net (decrease) increase in cash and cash equivalents	(16,742)	(6,508)	(234,284)
Cash and cash equivalents, beginning of period	29,925	36,433	270,717
Cash and cash equivalents, end of period	$13,183	$29,925	$36,433

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
SUPPLEMENTAL NOTES
PARENT COMPANY ONLY

Note A
The NMI Holdings, Inc. (Parent Company) financial statements represent the stand-alone financial statements of the Parent Company. These financial statements have been prepared on the same basis and using the same accounting policies as described in the consolidated financial statements included herein. Refer to the Parent Company's consolidated financial statements for additional information.
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
Note C
The Parent Company provides certain services to its subsidiaries. The Parent Company allocates to its subsidiaries corporate expense it incurs in the capacity of supporting those subsidiaries, based on either an allocated percentage of time spent or internally allocated capital. Total operating expenses allocated to subsidiaries for each of the years in the three year period ended December 31, 2015 were $76.0 million, $55.7 million and $32.5 million. Amounts charged to the subsidiaries for operating expenses are based on actual cost, without any mark-up. The Parent Company considers these charges fair and reasonable. The subsidiaries reimburse the Parent Company for these costs in a timely manner, which has the impact of improving the cash flows of the Parent Company.

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
4.2
Registration Rights Agreement between NMI Holdings, Inc. and FBR Capital Markets & Co., dated April 24, 2012 (incorporated herein by reference to Exhibit 4.2 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

4.3
Registration Rights Agreement by and between MAC Financial Ltd. and NMI Holdings, Inc., dated April 24, 2012 (incorporated herein by reference to Exhibit 4.3 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

4.4
Registration Rights Agreement between FBR & Co., FBR Capital Markets LT, Inc., FBR Capital Markets & Co., FBR Capital Markets PT, Inc. and NMI Holdings, Inc., dated April 24, 2012 (incorporated herein by reference to Exhibit 4.4 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

4.5
Warrant No. 1 to Purchase Common Stock of NMI Holdings, Inc. issued to FBR Capital Markets & Co., dated June 13, 2013 (incorporated herein by reference to Exhibit 4.5 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

4.6
Form of Warrant to Purchase Common Stock of NMI Holdings, Inc. issued to former stockholders of MAC Financial Ltd.(incorporated herein by reference to Exhibit 4.6 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

4.7
Credit Agreement, dated November 10, 2015, between NMI Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.1 to our Form 8-K, filed on November 10, 2015)

10.1 ~	NMI Holdings, Inc. 2012 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)
10.2 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Restricted Stock Unit Award Agreement for Chief Executive Officer and Chief Financial Officer (incorporated herein by reference to Exhibit 10.2 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.3 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Restricted Stock Unit Award Agreement for Management (incorporated herein by reference to Exhibit 10.3 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.4 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Restricted Stock Unit Award Agreement for Directors (incorporated herein by reference to Exhibit 10.4 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.5 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement for Chief Executive Officer and Chief Financial Officer (incorporated herein by reference to Exhibit 10.5 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.6 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement for Management (incorporated herein by reference to Exhibit 10.6 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.7 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement for Directors (incorporated herein by reference to Exhibit 10.7 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.8 ~
Amended and Restated Employment Agreement by and between NMI Holdings, Inc. and Bradley M. Shuster, dated December 23, 2015 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 29, 2015)

i

Exhibit Number	Description
10.9 ~
Employment Agreement by and between NMI Holdings, Inc. and Jay M. Sherwood, dated March 6, 2012 (incorporated herein by reference to Exhibit 10.10 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.10 ~
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
10.13 ~
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

10.15 ~	NMI Holdings, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference to Appendix A to our 2014 Annual Proxy Statement, filed on March 26, 2014)
10.16 ~	Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Chief Executive Officer and President
10.17 ~	Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Executive Officers
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

10.23 ~	NMI Holdings, Inc. Severance Benefit Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 17, 2016)
21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
23.1	Consent of BDO USA, LLP
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *
The following financial information from NMI Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets as of December 31, 2015 and 2014
(ii) Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December
            31, 2015
(iii) Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended
            December 31, 2015
(iv) Consolidated Statements of Cash Flows for each of the years in the period ended December 31, 2015, and
(v) Notes to Consolidated Financial Statements

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