Form 10-Q
period 2016-03-31
NMI Holdings, Inc.
filed 2016-04-28
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-36174
NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	45-4914248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Powell Street, Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

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
YES ☐ NO ☒

The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on April 26, 2016 was 59,080,468 shares.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and the U.S. Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward looking. These statements are often, but not always, made through the use of words or phrases such as "anticipate," "believe," "can," "could," "may," "predict," "potential," "should," "will," "estimate," "plan," "project," "continuing," "ongoing," "expect," "intend" or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. All forward looking statements are necessarily only estimates of future results, and actual results may differ materially from expectations. You are, therefore, cautioned not to place undue reliance on such statements which should be read in conjunction with the other cautionary statements that are included elsewhere in this report. Further, any forward looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. We have based these forward looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy and financial needs. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward looking statements including, but not limited to:

•	our limited operating history;

•	our future profitability, liquidity and capital resources;

•	developments in the world's financial and capital markets and our access to such markets, including reinsurance;

•	retention of our existing certificates of authority in each state and the District of Columbia (D.C.) and our ability to remain a mortgage insurer in good standing in each state and D.C.;

•
changes in the business practices of Fannie Mae and Freddie Mac (collectively, the GSEs), including implementation of the new Private Mortgage Insurer Eligibility Requirements (PMIERs) or decisions that have the impact of decreasing or discontinuing the use of mortgage insurance as credit enhancement;

•	our ability to remain an eligible mortgage insurer under the PMIERs and other requirements imposed by the GSEs, which they may change at any time;

•
actions of existing competitors, including governmental agencies like the Federal Housing Administration (FHA) and the Veterans Administration (VA), and potential market entry by new competitors or consolidation of existing competitors;

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

•
our ability to successfully execute and implement our capital plans, including our ability to enter into, and receive approval of, reinsurance arrangements on terms and conditions that are acceptable to us and to the GSEs;

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

•
our ability to utilize our net operating loss carryforwards, which could be limited or eliminated in various ways, including if we experience an ownership change as defined in Section 382 of the Internal Revenue Code;

•	failure to maintain, improve and continue to develop necessary information technology systems or the failure of technology providers to perform; and

•	ability to recruit, train and retain key personnel.
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report on Form 10-Q, including the exhibits hereto. In addition, for additional discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner, you should review the Risk Factors in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 10-K), as subsequently updated in other reports we file from time to time with the U.S. Securities and Exchange Commission (SEC).
Unless expressly indicated or the context requires otherwise, the terms "we," "our," "us" and "Company" in this document refer to NMI Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries on a consolidated basis.

PART I

Item 1. Financial Statements and Supplementary Data

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2016	December 31, 2015
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $551,780 and $564,319 as of March 31, 2016 and December 31, 2015, respectively)	$556,683	$559,235
Cash and cash equivalents	73,302	57,317
Premiums receivable	6,578	5,143
Accrued investment income	3,144	2,873
Prepaid expenses	2,732	1,428
Deferred policy acquisition costs, net	20,948	17,530
Software and equipment, net	17,219	15,201
Intangible assets and goodwill	3,634	3,634
Other assets	74	90
Total assets	$684,314	$662,451

Liabilities
Term loan	$143,982	$143,939
Unearned premiums	109,095	90,773
Accounts payable and accrued expenses	19,108	22,725
Reserve for insurance claims and claim expenses	1,137	679
Warrant liability, at fair value	797	1,467
Deferred tax	137	137
Total liabilities	274,256	259,720
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 59,080,468 and 58,807,825 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively (250,000,000 shares authorized)	591	588
Additional paid-in capital	571,585	570,340
Accumulated other comprehensive loss, net of tax	2,512	(7,474)
Accumulated deficit	(164,630)	(160,723)
Total shareholders' equity	410,058	402,731
Total liabilities and shareholders' equity	$684,314	$662,451
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the three months ended March 31,
	2016	2015
Revenues	(In Thousands, except for share data)
Net premiums written	$38,129	$12,921
Increase in unearned premiums	(18,322)	(5,985)
Net premiums earned	19,807	6,936
Net investment income	3,231	1,596
Net realized investment (losses) gains	(885)	613
Other revenues	32	—
Total revenues	22,185	9,145
Expenses
Insurance claims and claims expenses	458	104
Underwriting and operating expenses	22,672	18,350
Total expenses	23,130	18,454
Other (expense) income
Gain from change in fair value of warrant liability	670	1,248
Interest expense	(3,632)	—
Total other (expense) income	(2,962)	1,248

Loss before income taxes	(3,907)	(8,061)
Income tax benefit	—	(241)
Net loss	$(3,907)	$(7,820)

Net loss per share:
Basic and diluted loss per share	$(0.07)	$(0.13)
Weighted average common shares outstanding	58,936,694	58,485,899

Net loss	$(3,907)	$(7,820)
Other comprehensive income, net of tax:
Net unrealized gains in accumulated other comprehensive loss, net of tax expense of $0 and $1,431 for the quarters ended March 31, 2016 and March 31, 2015, respectively	9,101	2,672
Reclassification adjustment for losses (gains) included in net loss, net of tax expense of $0 for the quarters ended March 31, 2016 and 2015	885	(613)
Other comprehensive income, net of tax	9,986	2,059
Comprehensive income (loss)	$6,079	$(5,761)
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
	(In Thousands)
Balances, January 1, 2015	58,429	$584	$562,911	$(3,607)	$(132,930)	$426,958
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	379	4	(694)	—	—	(690)
Share-based compensation expense	—	—	8,123	—	—	8,123
Change in unrealized investment gains/losses, net of tax of $0	—	—	—	(3,867)	—	(3,867)
Net loss	—	—	—	—	(27,793)	(27,793)
Balances, December 31, 2015	58,808	$588	$570,340	$(7,474)	$(160,723)	$402,731
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	272	3	(162)	—	—	(159)
Share-based compensation expense	—	—	1,407	—	—	1,407
Change in unrealized investment gains/losses, net of tax of $0	—	—	—	9,986	—	9,986
Net loss	—	—	—	—	(3,907)	(3,907)
Balances, March 31, 2016	59,080	$591	$571,585	$2,512	$(164,630)	$410,058

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2016	2015
Cash flows from operating activities	(In Thousands)
Net loss	$(3,907)	$(7,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized investment losses (gains)	885	(613)
Gain from change in fair value of warrant liability	(670)	(1,248)
Depreciation and other amortization	1,316	1,099
Amortization of debt discount and debt issuance costs	418	—
Share-based compensation expense	1,410	2,005
Noncash intraperiod tax allocation	—	(241)
Changes in operating assets and liabilities:
Accrued investment income	(271)	(25)
Premiums receivable	(1,435)	(615)
Prepaid expenses	(1,304)	(37)
Deferred policy acquisition costs, net	(3,418)	(2,298)
Other assets	16	453
Unearned premiums	18,322	5,985
Reserve for insurance claims and claims expenses	458	104
Accounts payable and accrued expenses	(11,085)	(4,291)
Net cash provided by (used in) operating activities	735	(7,542)
Cash flows from investing activities
Purchase of fixed-maturity investments, available-for-sale	(71,319)	(61,676)
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	89,422	33,935
Purchase of software and equipment	(2,319)	(1,317)
Net cash provided by (used in) investing activities	15,784	(29,058)
Cash flows from financing activities
Issuance of common stock	449	333
Taxes paid related to net share settlement of equity awards	(608)	(334)
Repayments of term loan	(375)	—
Net cash used in financing activities	(534)	(1)

Net increase (decrease) in cash and cash equivalents	15,985	(36,601)
Cash and cash equivalents, beginning of period	57,317	103,021
Cash and cash equivalents, end of period	$73,302	$66,420

Supplemental disclosures of cash flow information
Noncash financing activities
Interest paid	$3,255	$—
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
In April 2013, NMIC, our primary insurance subsidiary, issued its first mortgage insurance policy. NMIC is licensed to write mortgage insurance in all 50 states and D.C. In August 2015, NMIH capitalized with $0.5 million a wholly owned subsidiary, NMI Services, Inc. (NMIS), through which we began to offer outsourced loan review services to mortgage loan originators in the fourth quarter of 2015.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, which include the results of NMIH and its wholly owned subsidiaries, have been prepared in accordance with the instructions to Form 10-Q as prescribed by the SEC for interim reporting and include other information and disclosures required by accounting principles generally accepted in the U.S. (GAAP). Our accounts are maintained in U.S. dollars. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K. All intercompany transactions have been eliminated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as of the balance sheet date. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates. The results of operations for the interim period may not be indicative of the results that may be expected for the full year ending December 31, 2016.
Earnings per Share
Basic net loss per share is based on the weighted-average number of common shares outstanding, while diluted net loss per share is based on the weighted-average number of common shares outstanding and common stock equivalents that would be issuable upon the exercise of stock options, other share-based compensation arrangements, and the dilutive effect of outstanding warrants. As a result of our net losses for the three months ended March 31, 2016 and 2015, 7,351,338 and 7,137,901, respectively, of our common stock equivalents we issued under share-based compensation arrangements and warrants were not included in the calculation of diluted net loss per share as of such dates because they were anti-dilutive.
Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs (DAC). For each book year of business, these costs are amortized to expense in proportion to estimated gross profits over the estimated life of the policies. Total amortization of DAC for the three months ended March 31, 2016 and 2015 were $0.9 million and $0.4 million, respectively.
Premium Deficiency Reserves
We consider whether a premium deficiency exists at each fiscal quarter using best estimate assumptions as of the testing date. Per Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 944, a premium deficiency reserve shall be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. We have determined that no premium deficiency reserves were necessary for the three months ended March 31, 2016 or 2015.
Recent Accounting Pronouncements
In August 2014, the FASB issued an update that requires an entity's management to evaluate whether there is substantial doubt about that entity's ability to continue as a going concern and, if so, disclose that fact. An entity's management will also be required to evaluate and disclose whether its plans alleviate that doubt. The guidance is effective for annual periods ending after

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). This update is intended to provide improvements to employee share-based payment accounting. The areas for simplification in the update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any period. The Company is currently evaluating the impact the adoption of this ASU will have on the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires that businesses recognize rights and obligations associated with certain leases as assets and liabilities on the balance sheet. The standard also requires additional disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases.  For public business entities, this update is effective for annual periods beginning after December 15, 2018, and interim periods therin. Early adoption is permitted in any period. The Company is currently evaluating the impact the adoption of this ASU will have on the consolidated financial statements.
Reclassifications
Certain items in the financial statements as of March 31, 2016 and for the period ended March 31, 2015 have been reclassified to conform to the current period's presentation. There was no effect on net income or shareholders' equity previously reported.
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
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of March 31, 2016	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$59,941	$335	$(30)	$60,246
Municipal debt securities	23,478	468	(38)	23,908
Corporate debt securities	317,962	5,965	(1,407)	322,520
Asset-backed securities	113,963	293	(707)	113,549
Total bonds	515,344	7,061	(2,182)	520,223
Short-term investments	36,436	24	—	36,460
Total investments	$551,780	$7,085	$(2,182)	$556,683

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2015	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$84,968	$4	$(490)	$84,482
Municipal debt securities	20,209	44	(174)	20,079
Corporate debt securities	337,273	431	(4,377)	333,327
Asset-backed securities	101,320	76	(603)	100,793
Total bonds	543,770	555	(5,644)	538,681
Short-term investments	20,549	5	—	20,554
Total investments	$564,319	$560	$(5,644)	$559,235
Scheduled Maturities
The amortized cost and fair values of available for sale securities as of March 31, 2016 and December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

As of March 31, 2016	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$47,549	$47,572
Due after one through five years	178,408	179,487
Due after five through ten years	195,378	200,244
Due after ten years	16,482	15,831
Asset-backed securities	113,963	113,549
Total investments	$551,780	$556,683

As of December 31, 2015	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$62,745	$62,743
Due after one through five years	187,633	186,629
Due after five through ten years	193,379	190,055
Due after ten years	19,242	19,015
Asset-backed securities	101,320	100,793
Total investments	$564,319	$559,235
Aging of Unrealized Losses
As of March 31, 2016, the investment portfolio had gross unrealized losses of $2.2 million, $0.3 million of which has been in an unrealized loss position for a period of 12 months or greater. We did not consider these securities to be other-than-temporarily impaired as of March 31, 2016. We based our conclusion that these investments were not other-than-temporarily impaired as of March 31, 2016 on the following facts: (i) the unrealized losses were primarily caused by interest rate movements since the purchase date; (ii) we do not intend to sell these investments; and (iii) we do not believe that it is more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may not occur until maturity. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of March 31, 2016		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	5	$7,537	$(17)	9	$4,685	$(13)	14	$12,222	$(30)
Municipal debt securities	1	1,717	(33)	1	3,245	(5)	2	4,962	(38)
Corporate debt securities	36	48,691	(1,209)	7	7,699	(198)	43	56,390	(1,407)
Asset-backed securities	42	58,765	(664)	7	5,213	(43)	49	63,978	(707)
Total investments	84	$116,710	$(1,923)	24	$20,842	$(259)	108	$137,552	$(2,182)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2015		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	14	$50,558	$(397)	4	$10,194	$(93)	18	$60,752	$(490)
Municipal debt securities	4	11,293	(165)	1	3,242	(9)	5	14,535	(174)
Corporate debt securities	83	244,128	(4,124)	4	9,220	(253)	87	253,348	(4,377)
Asset-backed securities	27	69,878	(498)	4	9,208	(105)	31	79,086	(603)
Total investments	128	$375,857	$(5,184)	13	$31,864	$(460)	141	$407,721	$(5,644)
Net Investment Income
For the three months ended March 31, 2016, net investment income was comprised of $3.4 million of investment income from fixed maturities and $0.2 million of investment expenses, compared to $1.7 million of investment income from fixed maturities and $0.1 million of investment expenses for the three months ended March 31, 2015.
As of March 31, 2016 and December 31, 2015, there were approximately $7.0 million of cash and investments in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Net Realized Investment Gains (Losses)

	For the three months ended March 31,
	2016	2015
	(In Thousands)
Gross realized investment gains	$556	$849
Gross realized investment losses	(1,441)	(236)
Net realized investment (losses) gains	$(885)	$613
3. Fair Value of Financial Instruments
The following is a list of those assets and liabilities that are measured at fair value by hierarchy level:

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2016	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$37,429	$22,817	$—	$60,246
Municipal debt securities	—	23,907	—	23,907
Corporate debt securities	—	322,520	—	322,520
Asset-backed securities	—	113,549	—	113,549
Cash, cash equivalents and short-term investments	109,763	—	—	109,763
Total assets	$147,192	$482,793	$—	$629,985
Warrant liability	$—	$—	$797	$797
Total liabilities	$—	$—	$797	$797

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2015	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$65,185	$19,297	$—	$84,482
Municipal debt securities	—	20,079	—	20,079
Corporate debt securities	—	333,327	—	333,327
Asset-backed securities	—	100,793	—	100,793
Cash, cash equivalents and short-term investments	77,872	—	—	77,872
Total assets	$143,057	$473,496	$—	$616,553
Warrant liability	$—	$—	$1,467	$1,467
Total liabilities	$—	$—	$1,467	$1,467
The following is a roll-forward of Level 3 liabilities measured at fair value:

	For the three months ended March 31,
Warrant Liability	2016	2015
	(In Thousands)
Balance, January 1	$1,467	$3,372
Change in fair value of warrant liability included in earnings	(670)	(1,248)
Issuance of common stock on warrant exercise	—	—
Gain on settlement of warrants	—	—
Balance, March 31	$797	$2,124
We revalue the warrant liability quarterly using a Black-Scholes option-pricing model, in combination with a binomial model, and we value the pricing protection features within the warrants using a Monte-Carlo simulation model. As of March 31, 2016, the assumptions used in the option-pricing model were as follows: a common stock price as of March 31, 2016 of $5.05, risk free interest rate of 1.36%, expected life of 5.92 years, expected volatility of 35.5% and a dividend yield of 0%. The change in fair value is primarily attributable to a decline in the price of our common stock from December 31, 2015 to March 31, 2016.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Term Loan
On November 10, 2015, we entered into a credit agreement (the Credit Agreement) to obtain a three-year senior secured term loan B (the Term Loan) for $150 million. The Term Loan bears interest at the Eurodollar based rate (1% floor) plus an annual margin rate of 7.5% (8.5% for the first quarter of 2016), payable quarterly. Quarterly principal payments of $375 thousand are also required. The outstanding balance as of March 31, 2016 was $149.3 million.
Debt issuance costs totaling $4.4 million and a 1% debt discount are being amortized to interest expense, using the effective interest method, over the contractual life of the Term Loan. Effective interest rate for the Term Loan includes interest, amortization of issuance cost and the discount. For the quarter ended March 31, 2016, the Company recorded $3.6 million of interest expense, including amortization of the issuance cost and discount.
NMIH is subject to certain quarterly covenants under the Credit Agreement. These covenants include, but are not limited to the following: a maximum debt-to-total capitalization ratio (as defined) of 35%, maximum risk-to-capital (RTC) ratio of 22.0:1.0, liquidity (as defined) of $36 million as of March 31, 2016, compliance with financial requirements of PMIERs, and equity requirements. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the Credit Agreement, including its covenants and events of default. We were in compliance with all covenants as of March 31, 2016.
Future principal payments for the Company's Term Loan as of March 31, 2016 are as follows:

As of March 31, 2016	Principal
(In thousands)
2016	$1,125
2017	1,500
2018	146,625
Total	$149,250

5. Reserves for Insurance Claims and Claims Expenses
We establish claim reserves to recognize the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. Our method, consistent with industry practice, is to establish claim reserves only for loans in default. Our claim reserves also include amounts for estimated claims incurred on loans that have been in default for at least 60 days that have not yet been reported to us by the servicers, often referred to as IBNR. As of March 31, 2016, we have established reserves for insurance claims of $1.1 million for 55 primary loans in default. We did not pay any claims during the quarter ended March 31, 2016.
In 2013, we entered into a pool insurance transaction with Fannie Mae. We only establish claim or IBNR reserves for pool risk if we expect claims to exceed the deductible under the pool agreement, which represents the amount of claims absorbed by Fannie Mae before we are obligated to pay any claims. At March 31, 2016, 40 loans in the pool were past due by 60 days or more. These 40 loans represent approximately $2.6 million in RIF. Due to the size of the remaining deductible of $10.3 million, the low level of notices of default (NODs) reported through March 31, 2016 and the expected severity (all loans in the pool have loan-to-value ratios (LTVs) under 80%), we have not established any pool reserves for claims or IBNR for the three months ended March 31, 2016 and 2015. In connection with settlement of pool claims, we applied $18 thousand to the pool deductible through March 31, 2016. We have not paid any pool claims to date.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claims expenses:

	For the three months ended March 31,
	2016	2015
	(In Thousands)
Balance, January 1	$679	$83

Claims incurred:
Claims and claim expenses incurred:
Current year	553	80
Prior years	(95)	24
Total claims incurred	458	104

Claims paid:
Claims and claim expenses paid:
Current year	—	—
Prior years	—	—
Total claims paid	—	—

Balance, March 31	$1,137	$187
There was a $95 thousand favorable prior year development during the three months ended March 31, 2016. There were $584 thousand of reserves remaining for defaults occurring in prior years as of March 31, 2016 as a result of NOD cures and claim payments. The decrease in the period is generally the result of ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we learn additional information about individual defaults and claims.
6. Warrants
We issued 992,000 warrants in connection with our Private Placement. Each warrant gives the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million.
Upon exercise of these warrants, the amounts will be treated as additional paid-in capital. During the first quarter of 2014, 7,790 warrants were exercised, and we issued 1,115 Class A common shares via a cashless exercise. Upon exercise we recognized a gain of approximately $37 thousand. No warrants have been exercised for the three month periods ended March 31, 2016 or March 31, 2015.
We account for these warrants to purchase our common shares in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity.
7. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 35%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. We currently pay no federal income tax, and had a federal net operating loss carryforward as of December 31, 2015 of $139.4 million. Our effective income tax rate on our pre-tax loss was 0.0% for the three months ended March 31, 2016, compared to 3.0% for the comparable 2015 period. During those periods, the benefits from income taxes were eliminated or reduced by the recognition of a full valuation allowance which was recorded to reflect the amount of the deferred taxes that may not be realized.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. Statutory Information
Our insurance subsidiaries, NMIC and Re One, file financial statements in conformity with statutory basis accounting principles (SAP) prescribed or permitted by the Wisconsin Office of the Commissioner of Insurance (Wisconsin OCI), NMIC's principal regulator. Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC. The Wisconsin OCI recognizes only statutory accounting practices prescribed or permitted by the state of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company and for determining its solvency under Wisconsin insurance laws.
NMIC and Re One's combined statutory net loss, statutory surplus, contingency reserve and risk-to-capital (RTC) ratios were as follows:

As of and for the three months and year ended	March 31, 2016	December 31, 2015
	(In Thousands)
Statutory net loss	$(10,350)	$(52,322)
Statutory surplus	381,451	391,422
Contingency reserve	42,467	32,564
Risk-to-Capital	10.8:1	8.7:1
NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware, such as NMIH. Delaware corporation law provides that dividends are only payable out of a corporation's capital surplus or recent net profits (subject to certain limitations). Since inception, NMIC has not paid any dividends to NMIH. As NMIC had a statutory net loss for the year ended December 31, 2015, NMIC cannot pay any dividends to NMIH through December 31, 2016, without the prior approval of the Wisconsin OCI.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following analysis should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2015 10-K, for a more complete understanding of our financial position and results of operations. In addition, investors should review the "Cautionary Note Regarding Forward-Looking Statements" above and the "Risk Factors" detailed in Part I, Item 1A of our 2015 10-K, as subsequently updated in reports we file with the SEC, for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year or for any other period.
Overview
We provide MI through our insurance subsidiaries. Our primary insurance subsidiary, NMIC, is a qualified MI provider on loans purchased by Fannie Mae and Freddie Mac (collectively, the GSEs) and is licensed in all 50 states and D.C. to issue MI. Our reinsurance subsidiary, Re One, solely provides reinsurance to NMIC on certain loans insured by NMIC to meet state statutory coverage limits. Our subsidiary, NMIS, began offering outsourced loan review services to mortgage loan originators in the fourth quarter of 2015. Our stock trades on the NASDAQ under the symbol "NMIH."
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
We had total insurance-in-force (IIF) of $22.7 billion and total risk-in-force (RIF) of $4.6 billion as of March 31, 2016, compared to total IIF of $19.1 billion and total RIF of $3.7 billion as of December 31, 2015. Of total IIF as of March 31, 2016, we had $18.6 billion of primary IIF and $4.1 billion of pool IIF, compared to $14.8 billion of primary IIF and $4.2 billion of pool IIF as of December 31, 2015. As of March 31, 2016, our primary RIF was $4.5 billion compared to primary RIF of $3.6 billion as of December 31, 2015. Pool RIF was $93.1 million as of March 31, 2016 and December 31, 2015.
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
Conditions and Trends Impacting Our Business
Customer Development
Our sales and marketing strategy is focused on increasing market share from existing customers and attracting new mortgage originator customers in the U.S. that fall into two primary categories, which we refer to as "National Accounts" and "Regional Accounts." Since we started MI operations in April 2013, we have consistently increased our customer base and market share, and we expect to continue to acquire new customers and increase our market share with existing customers. We had 1023 Master Policy holders as of March 31, 2016, compared to 777 master policy holders as of March 31, 2015. Of those master policy holders, 469 or 45.8% were generating new insurance written (NIW) in the first quarter of 2016, compared to 291 or 37.5% generating NIW in the first quarter of 2015.
New Insurance Written, Insurance in Force and Premiums
NMIC's primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or on an aggregated basis, in which each loan in a portfolio of loans is individually insured in a single transaction. NMIC has also written pool insurance under an agreement with Fannie Mae, in which it insured a group of loans (or pool) in one transaction. NMIC's pool insurance has a stated aggregate loss limit and a deductible under which no losses are paid by NMIC until losses on the pool of loans exceed the deductible. See Item 1, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 5, Reserves for Insurance Claims and Claims Expenses," above.
We set premiums at the time a policy is issued based on our expectations regarding likely performance over the term of coverage. We offer borrower-paid (BPMI) and lender-paid (LPMI) mortgage insurance options. Premium rates are based on the risk characteristics of each insured loan and the capital required to support particular products.  Capital charges are governed primarily by the GSEs' private mortgage insurer eligibility requirements (PMIERs), as well as by regulatory and economic capital requirements. See "- GSE Oversight" and "- Capital Position of our Insurance Subsidiaries," below.
We offer monthly, annual and single premium payment plans. Policies written on a single premium basis are paid through a single, upfront payment, the majority of which is initially deferred as unearned premium and earned over the policy term. For monthly policies, premiums are earned and collected each month as coverage is provided.
The table below shows primary and pool IIF, NIW and premiums written and earned. Single NIW and IIF include policies written on an aggregated and flow basis.

Primary and pool IIF and NIW	As of and for the quarter ended
	March 31, 2016		March 31, 2015
	IIF	NIW	IIF	NIW
	(In Thousands)
Monthly	$9,209,600	$2,491,671	$2,258,776	$918,697
Single	9,354,522	1,762,403	2,576,472	777,445
Primary	18,564,122	4,254,074	4,835,248	1,696,142

Pool	4,135,620	—	4,621,346	—
Total	$22,699,742	$4,254,074	$9,456,594	$1,696,142

Primary and pool premiums written and earned	For the quarter ended
	March 31, 2016	March 31, 2015
	(In Thousands)
Net premiums written	$38,129	$12,921
Net premiums earned	19,807	6,936
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
For the quarter ended March 31, 2016, primary NIW increased 151% over the first quarter of 2015 as a result of significant growth in our customer base and primary flow business. In the first quarter of 2016, monthly premium NIW increased 171% over the first quarter of 2015 due to greater lender demand for our monthly premium MI products and the growth of our insurance business.
For the quarter ended March 31, 2016, we had net premiums written of $38.1 million and premiums earned of $19.8 million, compared to net premiums written of $12.9 million and premiums earned of $6.9 million for the quarter ended March 31, 2015. Premiums written and earned are generally influenced by NIW, product mix, pricing and persistency. Additionally, premiums earned are influenced by the amortization of earnings on our single premium product over the policies' expected lives in accordance with the expiration of risk for policies covering more than one year.
In recent years, the private MI industry, including NMIC, has experienced price competition, particularly with respect to LPMI single premium policies.  Through 2015, single premium policies had comprised a majority of our NIW, some of which were written at rates below our published rate card, which may impact our premium yields in the near term. In January 2016, in response to the required assets provisions of PMIERs, including the additional capital charges applied to LPMI products, we implemented new LPMI and BPMI rates to target a mid-teens return, which we expect will improve premium yields on our LPMI single premium policies.  These PMIER imposed LPMI capital charges also drove premium rate increases throughout the industry.  We expect that with our premium rate changes, the mix of business we write will begin to shift to a higher percentage of monthly premium policies. This shift began to occur in the first quarter of 2016.
Portfolio Statistics
The table below shows primary NIW, IIF, RIF, policies in force, the weighted average coverage and loans in default, by quarter, for the last five quarters.

Primary portfolio trends	As of and for the quarter ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Dollars in Thousands)
New insurance written	$4,254,074	$4,546,759	$3,632,740	$2,548,515	$1,696,142
Insurance in force (1)	$18,564,122	$14,823,926	$10,601,492	$7,190,414	$4,835,248
Risk in force (1)	$4,487,456	$3,586,462	$2,553,347	$1,715,442	$1,145,602
Policies in force (1)	79,700	63,948	46,175	31,682	21,225
Weighted average coverage (2)	24.2%	24.2%	24.1%	23.9%	23.7%
Loans in default (count)	55	36	20	9	6
Risk in force on defaulted loans	$2,765	$1,705	$962	$528	$350

(1)	Reported as of the end of the period.

(2)	End of period RIF divided by IIF.
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
We monitor the concentrations of various risk attributes in our insurance portfolio. Generally, insuring loans made to borrowers with higher credit scores tends to result in a lower frequency of claims than with loans made to borrowers with lower credit scores. As of March 31, 2016, approximately 66% of each of our primary IIF and RIF consisted of loans to borrowers who had credit scores at or above 740. Our weighted average FICO for primary NIW in the quarter ended March 31, 2016 was 755. Additionally, as of March 31, 2016, all loans in our insurance portfolio were full documentation loans, and approximately 4.4% of our RIF was on loans above 95% LTV. Our weighted average LTV for primary NIW in the quarter ended March 31, 2016 was 91%.
The table below reflects a summary of the change in total primary IIF for the three months ended March 31, 2016 and 2015.

Primary IIF	For the three months ended March 31,
	2016	2015
	(In Thousands)
IIF, beginning of period	$14,823,926	$3,369,664
NIW	4,254,074	1,696,142
Cancellations and other reductions	(513,878)	(230,558)
IIF, end of period	$18,564,122	$4,835,248

Our persistency rate is the percentage of IIF that remains on our books after any 12-month period. Because our insurance premiums are earned over the life of a policy, changes in persistency rates can have a significant impact on our earnings. The persistency rate on our portfolio was 86.2% at March 31, 2016. Persistency rates are sensitive to fluctuations in interest rates. Decreases in interest rates typically increase our portfolio's cancellation rate. When cancellations increase, we experience lower profitability and returns on our monthly premium business, and conversely, higher returns on our single premium business because, rather than amortizing the single premium over the expected life of the policy, upon cancellation, we immediately recognize all unamortized single premium as earned.
The table below reflects a summary of our primary IIF and RIF by book year.

Primary IIF and RIF	As of March 31, 2016
	IIF	RIF
	(In Thousands)
2016	$4,232,299	$1,010,827
2015	11,805,280	2,864,146
2014	2,461,156	597,166
2013	65,387	15,317
Total	$18,564,122	$4,487,456
The table below reflects our total primary IIF, RIF and average loan size, by FICO.

	As of March 31, 2016
Primary	IIF		RIF		Average primary loan size
	(Dollars in Thousands)
>= 740	$12,191,260	65.7%	$2,954,383	65.8%	$239
680 - 739	5,696,679	30.7	1,378,197	30.7	224
620 - 679	676,183	3.6	154,876	3.5	203
<= 619	—	—	—	—	—
Total	$18,564,122	100.0%	$4,487,456	100.0%
As of March 31, 2016, 98% of our primary RIF was comprised of insurance on fixed rate mortgages, with the remaining 2% of our primary RIF consisting of insurance on adjustable rate mortgages of five years or greater. As of March 31, 2016, 100% of our pool RIF was comprised of insurance on fixed rate mortgages.
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

Total RIF by LTV	As of March 31, 2016
	% of Total RIF	Policy Count
Primary
95.01% and above	4.4%	3,741
90.01% to 95.00%	54.0	37,304
85.01% to 90.00%	33.4	25,197
85.00% and below	8.2	13,458
Total primary	100.0%	79,700
Pool
80.00% and below	100.0%	18,629
Total pool	100.0%	18,629

Geographic Dispersion
The following tables show the distribution by state of our IIF and RIF, for both primary and pool insurance. As of March 31, 2016, our IIF and RIF continues to be relatively more concentrated in California, primarily as a result of the location and timing of the acquisition of new customers. The distribution of risk across the states as of March 31, 2016 is not necessarily representative of the geographic distribution we expect in the future. As we add new customers and receive greater allocations of business from our existing customers, we expect we will have increased flexibility to manage our state concentration levels.

Top 10 primary IIF and RIF by state		IIF	RIF
As of March 31, 2016
1.	California	14.0%	13.2%
2.	Texas	6.6	6.8
3.	Virginia	5.9	5.8
4.	Florida	5.1	5.3
5.	Michigan	4.2	4.3
6.	Colorado	4.0	4.1
7.	Arizona	3.7	3.8
8.	Pennsylvania	3.5	3.6
9.	North Carolina	3.5	3.5
10.	Maryland	3.2	3.1
	Total	53.7%	53.5%

Top 10 pool IIF and RIF by state		IIF	RIF
As of March 31, 2016
1.	California	20.8%	20.7%
2.	Texas	6.1	6.1
3.	Illinois	4.4	4.3
4.	Colorado	3.8	3.8
5.	Washington	3.6	3.6
6.	Florida	3.6	3.6
7.	Pennsylvania	3.1	3.1
8.	Massachusetts	3.1	3.1
9.	Michigan	3.1	3.1
10.	Wisconsin	3.0	3.0
	Total	54.6%	54.4%
Reserve for Insurance Claims
Claims incurred is the expense that is booked within a particular period to reflect actual and estimated claim payments that we believe will ultimately be made as a result of insured loans that are in default. We do not recognize an estimate of claim expense for loans that are not in default. As of March 31, 2016, we have established reserves for insurance claims of $1.1 million for 55 primary loans in default, compared to a reserve of $187 thousand for 6 primary loans in default as of March 31, 2015. We have not established any reserves for pool claims or IBNR to date. For additional discussion of our reserves, see, Item 1, "Financial Statements and Supplementary Data - Notes to Condensed Consolidated Financial Statements - Note 5. Reserves for Insurance Claims and Claims Expenses."

Claims incurred is affected by a variety of factors, including the state of the economy, declines in housing values, product mix of IIF, the size of loans insured and the percentage of coverage on insured loans. Policies with higher loan amounts and coverage percentages tend to result in higher incurred claim amounts.
We expect that claims incurred for the early years of our operations will be relatively low for the following reasons:

•
the typical distribution of claims over the life of a book results in fewer defaults during the first two years after loans are originated, usually peaking in years three through six and declining thereafter;

•
Until our portfolio matures, we expect our reported loss ratio will be less than 10%, due to loss development being generally insignificant in the early years of a loan cycle combined with strong growth in earned premiums on a year-over-year basis. We expect that the frequency of claims on our initial primary books of business should be between 2% and 3% of mortgages insured over the life of the book. For claims that we may receive, we expect the severity of the claim to be between 85% and 95% of the coverage amount. Based on these expectations, we estimate that the loss ratio over the life of each book will be between 20% and 25% of earned premiums.

•	under the pool insurance agreement between NMIC and Fannie Mae, NMIC is responsible for claims only to the extent they exceed a deductible; and

•	low NIW in our early years of operations.
We developed our estimates of the expected frequency and severity of claims based on statutory filings by many of our competitors, which contain historical book year performance, as well as an industry dataset which consists of nearly 150 million mortgages and 80 data fields per mortgage, gathered over the past 17 years.  As state-regulated entities, mortgage insurers are required to file actuarial justifications for premium rate changes in many states, many of which are publicly available and include historical information on claim frequency and severity.  Historical performance data from similar underwriting, house price, and interest rate periods were compared to today to determine a range of expected performance.    To date, our loss experience is developing at a slower pace than historical trends have shown, as a result of high quality underwriting and a favorable housing market.
GSE Oversight
The GSEs are the principal purchasers of mortgages insured by MI companies. As a result, the nature of the private MI industry in the U.S. is driven in large part by the requirements and practices of the GSEs.
On December 31, 2015, the GSEs' final updated PMIERs went into effect for existing, GSE-approved private mortgage insurers, i.e., Approved Insurers. (Italicized terms have the same meaning that such terms have in the PMIERs, as described below.) The PMIERs establish operational, business, remedial and financial requirements applicable to Approved Insurers. The new financial requirements prescribe a risk-based capital methodology whereby the amount of capital required to be held against each insured loan is determined based on certain risk characteristics, such as FICO, vintage (year of origination), performing vs. non-performing, LTV and other risk features. A capital charge is calculated for each insured loan based on its risk profile. In general, higher quality loans carry lower capital charges.
Under the PMIERs financial requirements, Approved Insurers must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an Approved Insurer’s net RIF, calculated by applying on a loan-by-loan basis certain risk-based factors derived from tables set out in the PMIERs to the net RIF. The risk-based required asset amount for primary insurance is subject to a floor of 5.6% of total, performing, primary RIF, and the risk-based required asset amount for pool insurance considers both the factors in the tables and the net remaining stop loss for each pool insurance policy. The PMIERs financial requirements also increase the amount of available assets that must be held by an Approved Insurer for loans originated on or after January 1, 2016 that are insured under LPMI policies not subject to automatic termination under the Home Owners Protection Act of 1998. As of March 31, 2016, under PMIERs financial requirements, NMIC's minimum required assets were approximately $302.9 million and its available assets were approximately $434.1 million.
Beginning in 2016, by April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. We have certified to the GSEs that NMIC fully complies with the PMIERs as of December 31, 2015. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of its failure to meet one or more of the PMIERs requirements. We will continue to monitor our compliance with the PMIERs going forward.
Capital Position of Our Insurance Subsidiaries and Financial Strength Ratings
In addition to GSE-imposed capital requirements, NMIC is also subject to state regulatory minimum capital requirements based on its insured RIF. While formulations of this minimum capital may vary in each jurisdiction, the most common measure allows for a maximum permitted RTC ratio of 25:1. As our insurance writings grow and our RIF increases, our RTC ratio will increase and NMIC's RTC metrics will become more important to an evaluation of its capital needs to support future business writings.
As of March 31, 2016, NMIC's primary gross RIF was approximately $4.5 billion, representing insurance on a total of 79,700 policies in force, and pool RIF was approximately $93.1 million, representing insurance on a total of 18,629 loans. Based on NMIC's total statutory surplus of $395 million as of March 31, 2016, NMIC's RTC ratio was 10.5:1. Re One had total statutory capital of $29 million as of March 31, 2016, with a RTC ratio of 15.2:1.
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
Private MI
MI companies compete based on service, customer relationships, underwriting, and other factors including price. In the recent past, lenders have pressured MIs to offer discounted rates, primarily on single premium LPMI.  Higher capital requirements imposed by the PMIERs have also had an effect on premium rates.  We expect the MI market to remain highly competitive, with pressure for industry participants to grow or maintain their market share in the coming years.  Our competitors' respective shares of the private MI market for the quarter ended December 31, 2015 ranged from single percentage points penetration to a high of approximately 21%.
Competition with FHA
Although there has been broad policy consensus toward the need for private capital to play a larger role and government credit risk to be reduced in the U.S. housing finance system, recent action by the current administration has made it difficult to predict whether the market share of governmental agencies such as the FHA and VA will recede to historical levels. On January 26, 2015, the FHA reduced some of its single-family annual mortgage insurance premiums. To date, the impact from the FHA's premium reduction has not had a significant impact on our continued growth in the market. It is difficult to predict what, if any, material impact this premium reduction will have in the future as there are factors beyond premium rate that influence a lender's decision to choose private MI over FHA insurance, including among others, the FHA's loan eligibility requirements and loan size limits and the relative ease of use of private MI products compared to FHA products. However, we believe our pricing continues to be more attractive than the FHA's pricing for a substantial majority of borrowers with credit and loan characteristics similar to those whose loans we insure.

Consolidated Results of Operations

Consolidated statements of operations	For the three months ended March 31,
	2016	2015
Revenues	(In Thousands)
Net premiums written	$38,129	$12,921
Increase in unearned premiums	(18,322)	(5,985)
Net premiums earned	19,807	6,936
Net investment income	3,231	1,596
Net realized investment (losses) gains	(885)	613
Other revenues	32	—
Total revenues	22,185	9,145
Expenses
Insurance claims and claims expenses	458	104
Underwriting and operating expenses	22,672	18,350
Total expenses	23,130	18,454
Other (expense) income
Gain from change in fair value of warrant liability	670	1,248
Interest expense	(3,632)	—
Loss before income taxes	(3,907)	(8,061)
Income tax benefit	—	(241)
Net loss	$(3,907)	$(7,820)
Revenues
For the three months ended March 31, 2016, we had net premiums written of $38.1 million and premiums earned of $19.8 million, compared to net premiums written of $12.9 million and premiums earned of $6.9 million for the three months ended March 31, 2015. The principal drivers of the increases in premiums written and earned for the periods presented were the continued growth of our NIW and IIF, primarily related to our monthly products, and the significant development of our customer base, including higher allocations of business to us from existing customers. Additionally, we had $2.3 million of earned premiums in the three months ended March 31, 2016 related to cancellations of single premium policies, compared to $1.4 million for the three months ended March 31, 2015. We believe we will continue to experience higher than expected earnings from cancellations of single premium policies if interest rates remain low and expect single premium policy cancellations to decrease if interest rates rise.
Net investment income was higher for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015, as a result of an increase in the value of our consolidated securities portfolio from $367.9 million as of March 31, 2015 to $556.7 million as of March 31, 2016. We realized a loss on investments of $0.9 million for the quarter ended March 31, 2016, compared to a gain of $0.6 million for the quarter ended March 31, 2015.
Expenses
Our expenses have historically been related to business development and operating activities. Although we expect our year-over-year expenses to increase as we continue to grow our business, we ultimately expect that the majority of our operating expenses will be relatively fixed in the long term. Until our business matures, our expense ratio is expected to be significantly higher than the industry given the low levels of premium written compared to our "fixed" costs customary to operating a mortgage insurance company.
Insurance claims and claims expenses increased for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015, as a result of an increase in our NODs, primarily due to an increase in the number of policies in force year-over-year.

Employee compensation represents the majority of our operating expense, which includes both cash and share-based compensation. Our underwriting and operating expenses grew primarily as the result of hiring new employees and expanding our operations and sales activities. Our headcount grew from 196 as of March 31, 2015 to 253 as of March 31, 2016. Underwriting and operating expenses also include costs related to policy acquisition, technology, professional services and facilities.
We incurred interest expense of $3.6 million for the quarter ended March 31, 2016 related to the Term Loan entered into during the fourth quarter of 2015.
We recorded no income tax benefit for the quarter ended March 31, 2016 compared to $241 thousand of income tax benefit for the quarter ended March 31, 2015. See Item 1, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 7, Income Taxes."
Net Loss
We have incurred significant net operating losses since our inception; however, we have seen our net losses decrease steadily as our business has grown. Our net losses were $3.9 million and $7.8 million for the three months ended March 31, 2016 and 2015, respectively. The primary driver of the decrease in net loss for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015 was the significant increase in premiums earned from our IIF as a result of the addition of new customers and higher allocations of business to us from existing customers, slightly offset by the continued hiring of management and staff personnel and external and professional costs.

Consolidated balance sheets	March 31, 2016	December 31, 2015
	(In Thousands)
Total investment portfolio	$556,683	$559,235
Cash and cash equivalents	73,302	57,317
Deferred policy acquisition costs, net	20,948	17,530
Software and equipment, net	17,219	15,201
Other assets	16,162	13,168
Total assets	$684,314	$662,451
Term loan	$143,982	$143,939
Unearned premiums	109,095	90,773
Reserve for insurance claims and claims expenses	1,137	679
Accounts payable and accrued expenses	19,108	22,725
Warrant liability	797	1,467
Deferred tax liability	137	137
Total liabilities	274,256	259,720
Total shareholders' equity	410,058	402,731
Total liabilities and shareholders' equity	$684,314	$662,451
As of March 31, 2016, we had approximately $630 million in cash and investments, including $84 million held at NMIH. The increase in cash from year-end 2015 is the result of premiums collected in the quarter. We continued to be cash flow positive from operating activities for the quarter ended March 31, 2016.
Our deferred policy acquisition costs asset was $20.9 million as of March 31, 2016, compared to $17.5 million at December 31, 2015. The increase was driven by the deferrable costs associated with premiums written during the quarter ended March 31, 2016 of $38.1 million .
Our software and equipment balance increased from $15.2 million as of December 31, 2015, to $17.2 million as of March 31, 2016, as a result of the continued development of our technology platform to support the growth of our business.
Our other assets balance increased from $13.2 million as of December 31, 2015, to $16.2 million as of March 31, 2016, primarily as a result of the increase in our premiums receivable balance related to the growth in IIF of our monthly policies.
In November 2015, we entered into the Credit Agreement and obtained the Term Loan. Our long-term debt balance under the Term Loan as of March 31, 2016 was $144.0 million.

Our unearned premiums balance increased to $109.1 million as of March 31, 2016, from $90.8 million as of December 31, 2015 due to single premiums written in the quarter ended March 31, 2016, offset by cancellations of lender paid single premium policies and earnings of existing unearned premiums in accordance with the expiration of risk in the related policies.
As a result of NODs reported as of March 31, 2016, our reserves for insurance claims and claims expenses increased to $1.1 million as of March 31, 2016, compared to $679 thousand as of December 31, 2015.
Our accounts payable and accrued expenses decreased to $19.1 million as of March 31, 2016, from $22.7 million at December 31, 2015. The decrease reflects the payment of accrued liabilities at year-end, offset by accruals for liabilities related to increased headcount, accrued premium taxes, an increase in IT projects and expenses, as well as an increase in our investment payable balance from December 31, 2015.
Our warrant liability decreased to $0.8 million as of March 31, 2016 from $1.5 million as of December 31, 2015, as a result of a decline in our stock price during the first quarter of 2016.
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the three months ended March 31,
	2016	2015
Net cash provided by (used in):	(In Thousands)
Operating activities	$735	$(7,542)
Investing activities	15,784	(29,058)
Financing activities	(534)	(1)
Net increase (decrease) in cash and cash equivalents	$15,985	$(36,601)
Net cash provided by operating activities was $0.7 million for the three months ended March 31, 2016, compared to net cash used in operating activities in the same period in 2015 of $7.5 million. Positive cash flow from operating activities was the result of an increase in premiums written, partially offset by increased personnel costs.
Cash provided by investing activities for the three months ended March 31, 2016 was $15.8 million, compared to cash used of $29.1 million during the same period in 2015, as a result of portfolio re-balancing in the first quarters of 2015 and 2016.
Cash used by financing activities for the three months ended March 31, 2016 and March 31, 2015 consisted primarily of taxes paid related to the net share settlement of equity awards offset by the proceeds from the issuance of common stock.
Holding Company Liquidity and Capital Resources
NMIH serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. NMIH's principal liquidity demands include funds for: (i) payment of certain corporate expenses and reimbursable expenses of its insurance subsidiaries; (ii) capital support for its insurance subsidiaries; (iii) potential tax payments to the Internal Revenue Service (IRS); (iv) the payment of principal and interest related to the Term Loan; and (v) the payment of dividends, if any, on its common stock. NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as NMIH, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation's capital surplus or (subject to certain limitations) recent net profits. As of March 31, 2016, NMIH's shareholders' equity was approximately $410 million.
As of March 31, 2016, NMIH had $84 million of cash and investments. NMIH's principal source of operating cash is investment income, and could include future dividends from NMIC, if available and permitted under law and by the GSEs.
NMIH's future capital requirements depend on many factors, including NMIC's ability to successfully write new business, establish premium rates at levels sufficient to cover claims and operating costs and meet minimum required asset thresholds under the PMIERs and state capital requirements. We expect NMIH may make additional capital contributions to its insurance subsidiaries to support their applicable capital adequacy requirements from time-to-time. In 2016, we expect to implement a reinsurance program as a key component of our capital plan. In the future, we may also choose to utilize other sources of capital, depending on costs, availability, and terms and conditions that are acceptable to us, our regulators and the GSEs.
NMIH has entered into expense-sharing agreements with its insurance subsidiaries which have been approved by the Wisconsin OCI, but such approval may be changed or revoked at any time. NMIC's ability to pay dividends to NMIH is subject to insurance regulations requiring insurance department approval. In general, dividends in excess of prescribed limits are deemed

"extraordinary" and require insurance regulatory approval. Since inception, NMIC has not paid any dividends to NMIH. As NMIC had a statutory net loss for the year ended December 31, 2015, NMIC cannot pay any dividends to NMIH through December 31, 2016 without the prior approval of the Wisconsin OCI. Certain other states in which NMIC is licensed also have statutes or regulations that restrict its ability to pay dividends.
Our MI companies' principal operating sources of liquidity are premiums that we receive from policies and income generated by our investment portfolio. Our MI companies' primary liquidity needs include the payment of claims on our MI policies, operating expenses, investment expenses and other costs of our business. We anticipate that as our IIF grows, the premium revenue we receive will increase. We expect to manage our fixed operating expenses so that they grow at a slower rate than NIW over the coming years.
In the fourth quarter of 2015, NMIH entered into the Credit Agreement for the Term Loan to support the continued growth of its IIF. The Credit Agreement contains various restrictive covenants and required financial ratios and tests that we are required to meet or maintain. These covenants include, but are not limited to the following: a maximum debt-to-total capitalization ratio (as defined) of 35%, maximum RTC ratio of 22.0:1.0, liquidity (as defined) of $36 million as of March 31, 2016, compliance with financial requirements of PMIERs, and equity requirements. The Term Loan bears interest at the Eurodollar based rate (1%) plus an annual margin rate of 7.5%, payable quarterly. The Company recorded $3.6 million of interest expense for the quarter ended March 31, 2016. The Term Loan matures on November 10, 2018.
Consolidated Investment Portfolio
Our net investment income for the three months ended March 31, 2016 was $3.2 million, compared to $1.6 million for the three months ended March 31, 2015. As of March 31, 2016, our portfolio conforms with our investment guidelines. The principal factors affecting our investment income include the size and credit rating of our portfolio and its net yield. As measured by amortized cost (which excludes changes in fair market value, such as those resulting from changes in interest rates), the size of our investment portfolio is mainly a function of capital raised, cash generated from (or used in) operations, such as net premiums received, and investment earnings.
The pre-tax book yield on our portfolio as of March 31, 2016 was 0.4%, excluding unrealized gains and losses. The book yield is calculated on our year-to-date net investment income over our average portfolio book value as of March 31, 2016. We believe that the yield on our investment portfolio likely will change over time based on potential changes to the interest rate environment, the duration or mix of our investment portfolio or other factors.
The sectors of our investment portfolio, including cash and cash equivalents appear in the table below:

Percentage of portfolio's fair value		March 31, 2016	December 31, 2015
1.	Corporate debt securities	51%	56%
2.	U.S. treasury securities and obligations of U.S. government agencies	10	14
3.	Asset-backed securities	18	17
4.	Cash, cash equivalents, and short-term investments	17	10
5.	Municipal debt securities	4	3
	Total	100%	100%
The ratings of our investment portfolio were:

Investment portfolio ratings	March 31, 2016	December 31, 2015
AAA	26%	25%
AA	14	11
A	48	51
BBB	12	13
Total	100%	100%
The ratings above are provided by one or more of: Moody's, S&P and Fitch Ratings. If three ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.

Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 35%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. We currently pay no federal income tax, and had a federal net operating loss carryforward as of December 31, 2015 of $139.4 million. Our effective income tax rate on our pre-tax loss was 0.0% for the three months ended March 31, 2016 and 3.0% for the comparable 2015 period. For further information regarding income taxes and their impact on our results of operations and financial position, see, Item 1, "Financial Statements and Supplementary Data - Notes to Condensed Consolidated Financial Statements - Note 7. Income Taxes."
Our financial statements reflect a valuation allowance with respect to our net deferred tax assets. As the Company has limited history, management has not yet concluded that it is more-likely-than-not that the results of future operations will generate sufficient taxable income. If we conclude the taxable income will be sufficient to release the valuation allowance, we would recognize an income tax benefit associated primarily with the carry forward of federal net operating losses and future tax deductions from share-based compensation.
Other Items
Off-Balance Sheet Arrangements and Contractual Obligations
We had no off-balance sheet arrangements as of March 31, 2016. There are no material changes outside the ordinary course of business in the contractual obligations specified in our 2015 10-K.
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
We believe that the assumptions and estimates associated with revenue recognition, fair value measurements, our investment portfolio, deferred policy acquisition costs, premium deficiency reserves, income taxes, reserves for insurance claims and claims expenses, warrants and share-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2015 10-K.

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
The carrying value of our investment portfolio as of March 31, 2016 and December 31, 2015 was $557 million and $559 million, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of March 31, 2016, the duration of our fixed income portfolio, including cash and cash equivalents, was 0.81 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 0.81% in fair value of our fixed income portfolio.  Excluding cash, our fixed income portfolio duration was 1.58 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 1.58% in fair value of our fixed income portfolio.
We are also subject to market risk related to our Term Loan. As discussed in Item 1, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 4, Term Loan," the Term Loan bears interest at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on our outstanding principal.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2016, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
Certain lawsuits and claims arising in the ordinary course of business may be filed or pending against us or our affiliates from time to time. In accordance with applicable accounting guidance, we establish accruals for all lawsuits, claims and expected settlements when we believe it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. When a loss contingency is not both probable and estimable, we do not establish an accrual. Any such loss estimates are inherently uncertain, based on currently available information and are subject to management’s judgment and various assumptions. Due to the inherent subjectivity of these estimates and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate resolution of such matters.
To the extent we believe any potential loss relating to such lawsuits and claims may have a material impact on our liquidity, consolidated financial position, results of operations, and/or our business as a whole and is reasonably possible but not probable, we disclose information relating to any such potential loss, whether in excess of any established accruals or where there is no established accrual. We also disclose information relating to any material potential loss that is probable but not reasonably estimable. Where reasonably practicable, we will provide an estimate of loss or range of potential loss. No disclosures are generally made for any loss contingencies that are deemed to be remote.
Based upon information available to us and our review of lawsuits and claims filed or pending against us to date, we have not recognized a material accrual liability for these matters, nor do we currently expect it is reasonably possible that these matters will result in a material liability to the Company. However, the outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of such matters currently pending or threatened could have an unanticipated material adverse effect on our liquidity, consolidated financial position, results of operations, and/or our business as a whole, in the future.
Item 1A. Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item 1A of our 2015 10-K. You should carefully consider the risks and uncertainties described herein and in the above referenced filing, which have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The risks described herein and in the above referenced filing are not the only risks we face, as there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial which may in the future adversely affect our business, financial condition and/or operating results. As of the date of this report, we are not aware of any material changes in the risk factors set forth in our 2015 10-K.
Item 6. Exhibits
An index to exhibits has been filed as part of this report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
April 28, 2016	By: /s/ Glenn M. Farrell
Name: Glenn M. Farrell Title: Chief Financial Officer and Duly Authorized Signatory

EXHIBIT INDEX

Exhibit Number	Description

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

10.9 ~	Offer Letter by and between NMI Holdings, Inc. and Glenn Farrell, effective December 4, 2014 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 9, 2014)
10.10 ~	Offer Letter by and between NMI Holdings, Inc. and William Leatherberry, dated July 11, 2014

i

Exhibit Number	Description
10.11 ~
Form of Indemnification Agreement between NMI Holdings, Inc. and its directors and certain executive officers (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on November 25, 2014)

10.12 +
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

10.13 ~	NMI Holdings, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference to Appendix A to our 2014 Annual Proxy Statement, filed on March 26, 2014)
10.14 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Chief Executive Officer and President (incorporated herein by reference to Exhibit 10.16 to our Form 10-K, filed on February 19, 2016)

10.15 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.16 to our Form 10-K, filed on February 19, 2016)

10.16 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Employees (incorporated herein by reference to Exhibit 10.19 to our Form 10-K, filed on February 20, 2015)

10.17 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Independent Directors (incorporated herein by reference to Exhibit 10.20 to our Form 10-K, filed on February 20, 2015)

10.18 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement for Chief Executive Officer and President (incorporated herein by reference to Exhibit 10.21 to our Form 10-K, filed on February 20, 2015)

10.19 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement for Employees (incorporated herein by reference to Exhibit 10.22 to our Form 10-K, filed on February 20, 2015)

10.20 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Phantom Unit Award Agreement for Independent Directors (incorporated herein by reference to Exhibit 10.21 to our Form 10-Q, filed on August 5, 2015)

10.21 ~	NMI Holdings, Inc. Severance Benefit Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 17, 2016)
21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *
The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015
(ii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015
(iii) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2016 and the year ended December 31, 2015
(iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2015, and
(v) Notes to Consolidated Financial Statements

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