Form 10-Q
period 2016-06-30
NMI Holdings, Inc.
filed 2016-08-08
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-36174
NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	45-4914248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Powell Street, Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

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
YES ☐ NO ☒

The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on August 4, 2016 was 59,128,011 shares.

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

•	adoption of new or changes to existing laws and regulations or their enforcement and implementation by regulators;

•	changes to the GSEs' role in the secondary mortgage market or other changes that could affect the residential mortgage industry generally or mortgage insurance in particular;

•	potential future lawsuits, investigations or inquiries or resolution of current lawsuits or inquiries;

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

PART I

Item 1. Financial Statements and Supplementary Data

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2016	December 31, 2015
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $593,807 and $564,319 as of June 30, 2016 and December 31, 2015, respectively)	$607,318	$559,235
Cash and cash equivalents	46,827	57,317
Premiums receivable	8,868	5,143
Accrued investment income	3,068	2,873
Prepaid expenses	1,810	1,428
Deferred policy acquisition costs, net	25,128	17,530
Software and equipment, net	19,690	15,201
Intangible assets and goodwill	3,634	3,634
Other assets	85	90
Total assets	$716,428	$662,451

Liabilities
Term loan	$144,107	$143,939
Unearned premiums	131,916	90,773
Accounts payable and accrued expenses	15,502	22,725
Reserve for insurance claims and claim expenses	1,475	679
Warrant liability, at fair value	856	1,467
Deferred tax	137	137
Total liabilities	293,993	259,720
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 59,128,011 and 58,807,825 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively (250,000,000 shares authorized)	591	588
Additional paid-in capital	573,342	570,340
Accumulated other comprehensive income (loss), net of tax	11,121	(7,474)
Accumulated deficit	(162,619)	(160,723)
Total shareholders' equity	422,435	402,731
Total liabilities and shareholders' equity	$716,428	$662,451
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Revenues	(In Thousands, except for share data)
Net premiums written	$48,862	$20,347	$86,991	$33,268
Increase in unearned premiums	(22,821)	(11,491)	(41,143)	(17,476)
Net premiums earned	26,041	8,856	45,848	15,792
Net investment income	3,342	1,688	6,573	3,283
Net realized investment gains (losses)	61	354	(824)	967
Other revenues	37	—	69	—
Total revenues	29,481	10,898	51,666	20,042
Expenses
Insurance claims and claims expenses	470	(6)	928	98
Underwriting and operating expenses	23,234	20,910	45,906	39,259
Total expenses	23,704	20,904	46,834	39,357
Other (expense) income
(Loss) gain from change in fair value of warrant liability	(59)	(106)	611	1,142
Interest expense	(3,707)	—	(7,339)	—
Total other (expense) income	(3,766)	(106)	(6,728)	1,142

Income (loss) before income taxes	2,011	(10,112)	(1,896)	(18,173)
Income tax expense	—	241	—	—
Net income (loss)	$2,011	$(10,353)	$(1,896)	$(18,173)

Earnings (loss) per share
Basic	$0.03	$(0.18)	$(0.03)	$(0.31)
Diluted	$0.03	$(0.18)	$(0.03)	$(0.31)

Weighted average common shares outstanding
Basic	59,105,613	58,720,095	59,005,983	58,603,644
Diluted	59,830,899	58,720,095	59,005,983	58,603,644

Net income (loss)	$2,011	$(10,353)	$(1,896)	$(18,173)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) in accumulated other comprehensive gain (loss), net of tax (benefit) expense of $0 and ($1,431) for the three months ended June 30, 2016 and 2015, respectively, and $0 for both the six months ended June 30, 2016 and 2015	8,670	(2,205)	17,771	467
Reclassification adjustment for losses (gains) included in net loss, net of tax expense of $0 for all periods presented	(61)	(354)	824	(967)
Other comprehensive income (loss), net of tax	8,609	(2,559)	18,595	(500)
Comprehensive income (loss)	$10,620	$(12,912)	$16,699	$(18,673)
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
	(In Thousands)
Balances, January 1, 2015	58,429	$584	$562,911	$(3,607)	$(132,930)	$426,958
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	379	4	(694)	—	—	(690)
Share-based compensation expense	—	—	8,123	—	—	8,123
Change in unrealized investment gains/losses, net of tax of $0	—	—	—	(3,867)	—	(3,867)
Net loss	—	—	—	—	(27,793)	(27,793)
Balances, December 31, 2015	58,808	$588	$570,340	$(7,474)	$(160,723)	$402,731
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	320	3	(163)	—	—	(160)
Share-based compensation expense	—	—	3,165	—	—	3,165
Change in unrealized investment gains/losses, net of tax of $0	—	—	—	18,595	—	18,595
Net loss	—	—	—	—	(1,896)	(1,896)
Balances, June 30, 2016	59,128	$591	$573,342	$11,121	$(162,619)	$422,435

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2016	2015
Cash flows from operating activities	(In Thousands)
Net loss	$(1,896)	$(18,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized investment losses (gains)	824	(967)
Gain from change in fair value of warrant liability	(611)	(1,142)
Depreciation and amortization	2,295	1,692
Net amortization of premium on investment securities	649	833
Amortization of debt discount and debt issuance costs	918	—
Share-based compensation expense	3,156	4,085
Changes in operating assets and liabilities:
Accrued investment income	(195)	(221)
Premiums receivable	(3,725)	(1,710)
Prepaid expenses	(382)	185
Deferred policy acquisition costs, net	(7,598)	(5,233)
Other assets	5	454
Unearned premiums	41,143	17,476
Reserve for insurance claims and claims expenses	796	98
Accounts payable and accrued expenses	(7,817)	1,256
Net cash provided by (used in) operating activities	27,562	(1,367)
Cash flows from investing activities
Purchase of fixed-maturity investments, available-for-sale	(174,648)	(108,973)
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	143,688	75,067
Purchase of software and equipment	(6,182)	(2,769)
Net cash used in investing activities	(37,142)	(36,675)
Cash flows from financing activities
Issuance of common stock	504	402
Taxes paid related to net share settlement of equity awards	(664)	(1,080)
Repayments of term loan	(750)	—
Net cash used in financing activities	(910)	(678)

Net decrease in cash and cash equivalents	(10,490)	(38,720)
Cash and cash equivalents, beginning of period	57,317	103,021
Cash and cash equivalents, end of period	$46,827	$64,301

Supplemental disclosures of cash flow information
Noncash financing activities
Interest paid	$6,431	$—
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation
NMI Holdings, Inc. (NMIH) is a Delaware corporation, incorporated in May 2011, to provide private mortgage guaranty insurance (which we refer to as mortgage insurance or MI) through its wholly owned insurance subsidiaries, National Mortgage Insurance Corporation (NMIC) and National Mortgage Reinsurance Inc One (Re One). In April 2012, we completed a private placement of our securities, through which we offered and sold an aggregate of 55,000,000 of our Class A common stock resulting in net proceeds of approximately $510 million (the Private Placement), and we completed the acquisition of our insurance subsidiaries for $8.5 million in cash, common stock and warrants, plus the assumption of $1.3 million in liabilities. In November 2013, we completed an initial public offering of 2.4 million shares of our common stock, and our common stock began trading on the NASDAQ exchange on November 8, 2013, under the symbol "NMIH."
In April 2013, NMIC, our primary insurance subsidiary, issued its first mortgage insurance policy. NMIC is licensed to write mortgage insurance in all 50 states and D.C. In August 2015, NMIH capitalized a wholly owned subsidiary, NMI Services, Inc. (NMIS), through which we offer outsourced loan review services on a limited basis to mortgage loan originators.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, which include the results of NMIH and its wholly owned subsidiaries, have been prepared in accordance with the instructions to Form 10-Q as prescribed by the SEC for interim reporting and include other information and disclosures required by accounting principles generally accepted in the U.S. (GAAP). Our accounts are maintained in U.S. dollars. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our 2015 10-K. All intercompany transactions have been eliminated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as of the balance sheet date. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates. The results of operations for the interim period may not be indicative of the results that may be expected for the full year ending December 31, 2016.
Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs (DAC). DAC is reviewed periodically to determine that it does not exceed recoverable amounts and is adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We estimate the rate of amortization to reflect actual experience and any changes to persistency or loss development. For each book year of business, these costs are amortized to expense in proportion to estimated gross profits over the estimated life of the policies. Total amortization of DAC for the six months ended June 30, 2016 and 2015 was $2.2 million and $0.9 million, respectively.
Premium Deficiency Reserves
We consider whether a premium deficiency exists at each fiscal quarter using best estimate assumptions as of the testing date. Per Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 944, a premium deficiency reserve shall be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. We have determined that no premium deficiency reserves were necessary for the six months ended June 30, 2016 or 2015.
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
In May 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts (Topic 944), which requires insurance entities to disclose additional information related to the liability for unpaid claims and claims adjustment expenses. These

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

disclosures include the nature, amount, timing and uncertainty of cash flows related to those liabilities and the effects of those cash flows on comprehensive income. This update is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of this ASU will have on the consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires that businesses recognize rights and obligations associated with certain leases as assets and liabilities on the balance sheet. The standard also requires additional disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases.  For public business entities, this update is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted in any period. The Company is currently evaluating the impact the adoption of this ASU will have on the consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires companies to measure all expected credit losses for financial assets held at the reporting date. The accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration also is amended in the standard. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact the adoption of this ASU will have on the presentation of the consolidated financial statements and notes therein.
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
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of June 30, 2016	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$62,725	$835	$—	$63,560
Municipal debt securities	34,357	1,199	(21)	35,535
Corporate debt securities	333,485	10,581	(478)	343,588
Asset-backed securities	118,774	1,493	(145)	120,122
Total bonds	549,341	14,108	(644)	562,805
Short-term investments	44,466	47	—	44,513
Total investments	$593,807	$14,155	$(644)	$607,318

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2015	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$84,968	$4	$(490)	$84,482
Municipal debt securities	20,209	44	(174)	20,079
Corporate debt securities	337,273	431	(4,377)	333,327
Asset-backed securities	101,320	76	(603)	100,793
Total bonds	543,770	555	(5,644)	538,681
Short-term investments	20,549	5	—	20,554
Total investments	$564,319	$560	$(5,644)	$559,235
Scheduled Maturities
The amortized cost and fair values of available for sale securities as of June 30, 2016 and December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

As of June 30, 2016	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$67,658	$67,725
Due after one through five years	156,652	159,019
Due after five through ten years	238,862	248,978
Due after ten years	11,861	11,474
Asset-backed securities	118,774	120,122
Total investments	$593,807	$607,318

As of December 31, 2015	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$62,745	$62,743
Due after one through five years	187,633	186,629
Due after five through ten years	193,379	190,055
Due after ten years	19,242	19,015
Asset-backed securities	101,320	100,793
Total investments	$564,319	$559,235
Aging of Unrealized Losses
As of June 30, 2016, the investment portfolio had gross unrealized losses of $0.6 million, $0.2 million of which has been in an unrealized loss position for a period of 12 months or greater. We did not consider these securities to be other-than-temporarily impaired as of June 30, 2016. We based our conclusion that these investments were not other-than-temporarily impaired as of June 30, 2016 on the following facts: (i) the unrealized losses were primarily caused by interest rate movements since the purchase date; (ii) we do not intend to sell these investments; and (iii) we do not believe that it is more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may not occur until maturity. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of June 30, 2016		(Dollars in Thousands)
Municipal debt securities	1	1,729	(21)	—	—	—	1	1,729	(21)
Corporate debt securities	8	11,810	(327)	14	15,951	(151)	22	27,761	(478)
Asset-backed securities	14	17,568	(127)	3	1,614	(18)	17	19,182	(145)
Total investments	23	$31,107	$(475)	17	$17,565	$(169)	40	$48,672	$(644)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2015		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	14	$50,558	$(397)	4	$10,194	$(93)	18	$60,752	$(490)
Municipal debt securities	4	11,293	(165)	1	3,242	(9)	5	14,535	(174)
Corporate debt securities	83	244,128	(4,124)	4	9,220	(253)	87	253,348	(4,377)
Asset-backed securities	27	69,878	(498)	4	9,208	(105)	31	79,086	(603)
Total investments	128	$375,857	$(5,184)	13	$31,864	$(460)	141	$407,721	$(5,644)
Net Investment Income
For the three and six months ended June 30, 2016, net investment income was comprised of $3.5 million and $7.0 million of investment income from fixed maturities and $0.2 million and $0.4 million of investment expenses, respectively, compared to $1.8 million and $3.5 million of investment income from fixed maturities and $0.1 million and $0.2 million of investment expenses for the three and six months ended June 30, 2015, respectively.
As of June 30, 2016 and December 31, 2015, there were approximately $6.9 million and $7.0 million, respectively, of cash and investments in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Net Realized Investment Gains (Losses)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Gross realized investment gains	$61	$411	$617	$1,260
Gross realized investment losses	—	(57)	(1,441)	(293)
Net realized investment gains (losses)	$61	$354	$(824)	$967

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Fair Value of Financial Instruments
The following is a list of those assets and liabilities that are measured at fair value by hierarchy level:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2016	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$45,713	$17,847	$—	$63,560
Municipal debt securities	—	35,535	—	35,535
Corporate debt securities	—	343,588	—	343,588
Asset-backed securities	—	120,122	—	120,122
Cash, cash equivalents and short-term investments	91,340	—	—	91,340
Total assets	$137,053	$517,092	$—	$654,145
Warrant liability	—	—	856	856
Total liabilities	$—	$—	$856	$856

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2015	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$65,185	$19,297	$—	$84,482
Municipal debt securities	—	20,079	—	20,079
Corporate debt securities	—	333,327	—	333,327
Asset-backed securities	—	100,793	—	100,793
Cash, cash equivalents and short-term investments	77,872	—	—	77,872
Total assets	$143,057	$473,496	$—	$616,553
Warrant liability	—	—	1,467	1,467
Total liabilities	$—	$—	$1,467	$1,467
The following is a roll-forward of Level 3 liabilities measured at fair value:

	For the six months ended June 30,
Warrant Liability	2016	2015
	(In Thousands)
Balance, January 1	$1,467	$3,372
Change in fair value of warrant liability included in earnings	(611)	(1,142)
Balance, June 30	$856	$2,230
We revalue the warrant liability quarterly using a Black-Scholes option-pricing model, in combination with a binomial model, and we value the pricing protection features within the warrants using a Monte-Carlo simulation model. As of June 30, 2016, the assumptions used in the option-pricing model were as follows: a common stock price as of June 30, 2016 of $5.48, risk free interest rate of 1.10%, expected life of 5.67 years, expected volatility of 34.4% and a dividend yield of 0%. The change in fair value is primarily attributable to a decline in the price of our common stock from December 31, 2015 to June 30, 2016.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Term Loan
On November 10, 2015, we entered into a credit agreement (the Credit Agreement) to obtain a three-year senior secured term loan B (the Term Loan) for $150 million. The Term Loan bears interest at the Eurodollar Rate, as defined in the Credit Agreement, (1% floor) plus an annual margin rate of 7.5% (an all-in rate of 8.5% from inception through June 30, 2016), payable quarterly. Quarterly principal payments of $375 thousand are also required. The outstanding balance as of June 30, 2016 was $148.9 million.
Debt issuance costs totaling $4.4 million and a 1% debt discount are being amortized to interest expense, using the effective interest method, over the contractual life of the Term Loan. Effective interest rate for the Term Loan includes interest, amortization of issuance cost and the discount. For the six months ended June 30, 2016, the Company recorded $7.3 million of interest expense, including amortization of the issuance cost and discount.
NMIH is subject to certain quarterly covenants under the Credit Agreement. These covenants include, but are not limited to the following: a maximum debt-to-total capitalization ratio (as defined) of 35%, maximum risk-to-capital (RTC) ratio of 22.0:1.0, liquidity (as defined) of $32 million as of June 30, 2016, compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and equity requirements. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the Credit Agreement, including its covenants and events of default. We were in compliance with all covenants as of June 30, 2016.
Future principal payments for the Company's Term Loan as of June 30, 2016 are as follows:

As of June 30, 2016	Principal
(In thousands)
2016	$750
2017	1,500
2018	146,625
Total	$148,875

5. Reserves for Insurance Claims and Claims Expenses
We establish claim reserves to recognize the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. Our method, consistent with industry practice, is to establish claim reserves only for loans that have been reported to us as having been in default for at least 60 days. Our claim reserves also include amounts for estimated claims incurred on loans that have been in default for at least 60 days that have not yet been reported to us by the servicers, often referred to as IBNR. As of June 30, 2016, we have established reserves for insurance claims and claims expenses of $1.5 million for 79 primary loans in default. We paid 3 claims totaling $132 thousand during the quarter ended June 30, 2016.
In 2013, we entered into a pool insurance transaction with Fannie Mae. We only establish claim or IBNR reserves for pool risk if we expect claims to exceed the deductible under the pool agreement, which represents the amount of claims absorbed by Fannie Mae before we are obligated to pay any claims. At June 30, 2016, 40 loans in the pool were past due by 60 days or more. These 40 loans represent approximately $2.6 million in RIF. Due to the size of the remaining deductible of $10.3 million, the low level of notices of default (NODs) reported through June 30, 2016 and the expected severity (all loans in the pool have loan-to-value ratios (LTVs) under 80%), we have not established any pool reserves for claims or IBNR for the three and six months ended June 30, 2016 and 2015. In connection with settlement of pool claims, we applied $18 thousand to the pool deductible through June 30, 2016. We have not paid any pool claims to date.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claims expenses:

	For the six months ended June 30,
	2016	2015
	(In Thousands)
Beginning balance	$679	$83

Add claims incurred:
Claims and claim expenses incurred:
Current year	1,113	139
Prior years	(185)	(41)
Total claims and claims expenses incurred	928	98

Less claims paid:
Claims and claim expenses paid:
Current year	—	—
Prior years	132	—
Total claims and claim expenses paid	132	—

Balance, June 30	$1,475	$181
There was a $185 thousand favorable prior year development during the six months ended June 30, 2016 as a result of NOD cures and ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we learn additional information about individual defaults and claims. There were $362 thousand of reserves remaining for defaults occurring in prior years as of June 30, 2016 as a result of the aforementioned favorable prior year development and claim payments.
6. Earnings (Loss) per Share (EPS)

Basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding, while diluted earning (loss) per share is based on the weighted average number of shares of common stock outstanding and common stock equivalents that would be issuable upon the exercise of stock options, other share-based compensation arrangements, and the dilutive effect of outstanding warrants. The following table reconciles the net income and the weighted average shares of common stock outstanding used in the computations of basic and diluted earnings (loss) per share of common stock:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(In Thousands, except for per share data)
Net income (loss)	$2,011	$(10,353)	$(1,896)	$(18,173)

Basic earnings (loss) per share	$0.03	$(0.18)	$(0.03)	$(0.31)

Basic weighted average shares outstanding	59,105,613	58,720,095	59,005,983	58,603,644
Dilutive effect of non-vested shares	725,286	—	—	—
Dilutive weighted average shares outstanding	59,830,899	58,720,095	59,005,983	58,603,644

Diluted earnings (loss) per share	$0.03	$(0.18)	$(0.03)	$(0.31)

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended June 30, 2016, 4,049,859 of our common stock equivalents we issued under share-based compensation arrangements and warrants were not included in the calculation of diluted earnings (loss) per share because they were anti-dilutive. Non-vested shares of 725,286 were included in our weighted average number of common shares outstanding for the three months ended June 30, 2016.
As a result of our net losses for the six months ended June 30, 2016 and the three and six months ended June 30, 2015, 6,614,605 and 6,835,296, respectively, of our common stock equivalents we issued under share-based compensation arrangements and warrants were not included in the calculation of diluted earnings (loss) per share as of such dates because they were anti-dilutive.
7. Warrants
We issued 992,000 warrants in connection with our Private Placement. Each warrant gives the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million.
Upon exercise of these warrants, the amounts will be treated as additional paid-in capital. During the first quarter of 2014, 7,790 warrants were exercised, and we issued 1,115 Class A common shares via a cashless exercise. Upon exercise we recognized a gain of approximately $37 thousand. No warrants were exercised during the six months ended June 30, 2016 and 2015.
We account for these warrants to purchase our common shares in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity.
8. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 35%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. We currently pay no federal income tax, and we had a federal net operating loss carryforward as of December 31, 2015 of $139.4 million. Our effective income tax rate on our pre-tax income was 0.0% for the three months ended June 30, 2016, compared to (2.4)% for the comparable 2015 period. Our effective income tax rate on our pre-tax loss was 0.0% for the six months ended June 30, 2016 and 0.0% for the comparable 2015 period. During those periods, the benefits from income taxes were eliminated or reduced by the recognition of a full valuation allowance which was recorded to reflect the amount of the deferred taxes that may not be realized.
9. Statutory Information
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
NMIC and Re One's combined statutory net loss, statutory surplus, contingency reserve and risk-to-capital (RTC) ratios were as follows:

As of and for the six months and year ended	June 30, 2016	December 31, 2015
	(In Thousands)
Statutory net loss	$(21,632)	$(52,322)
Statutory surplus	370,167	391,422
Contingency reserve	55,487	32,564
Risk-to-Capital	13.6:1	8.7:1
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
Overview
We provide MI through our insurance subsidiaries. Our primary insurance subsidiary, NMIC, is a qualified MI provider on loans purchased by Fannie Mae and Freddie Mac and is licensed in all 50 states and D.C. to issue MI. Our reinsurance subsidiary, Re One, solely provides reinsurance to NMIC on certain loans insured by NMIC to meet state statutory coverage limits. Our subsidiary, NMIS, provides outsourced loan review services on a limited basis to mortgage loan originators. Our stock trades on the NASDAQ under the symbol "NMIH."
MI protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who generally make down payments of less than 20% of a home's purchase price. By protecting lenders and investors from credit losses, we help facilitate the availability of mortgages to prospective, primarily first-time, U.S. home buyers, thus promoting homeownership while protecting lenders and investors against potential losses related to a borrower's default. MI also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to the GSEs. We are one of seven companies in the U.S. who offer MI. Our business strategy is to continue to gain market share with our principal focus on writing insurance on high quality, low down payment residential mortgages in the U.S. As a result of our continued growth, the Company reported, for the first time, positive net income for the quarter ended June 30, 2016.
We had total insurance-in-force (IIF) of $27.6 billion and total risk-in-force (RIF) of $5.8 billion as of June 30, 2016, compared to total IIF of $19.1 billion and total RIF of $3.7 billion as of December 31, 2015. Of total IIF as of June 30, 2016, we had $23.6 billion of primary IIF and $4.0 billion of pool IIF, compared to $14.8 billion of primary IIF and $4.2 billion of pool IIF as of December 31, 2015. As of June 30, 2016, our primary RIF was $5.7 billion, compared to primary RIF of $3.6 billion as of December 31, 2015. Pool RIF was $93.1 million as of June 30, 2016 and December 31, 2015.
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
Conditions and Trends Impacting Our Business
Customer Development
Our sales and marketing strategy is focused on increasing market share from existing customers and attracting new mortgage originator customers in the U.S. that fall into two primary categories, which we refer to as "National Accounts" and "Regional Accounts." Since we started MI operations in April 2013, we have consistently increased our customer base and market share, and we expect to continue to acquire new customers and increase our market share with existing customers. We had 1061 master policy holders as of June 30, 2016, compared to 842 master policy holders as of June 30, 2015. Of those master policy holders, 518 or 49% were generating new insurance written (NIW) in the second quarter of 2016, compared to 340 or 40% generating NIW in the second quarter of 2015.
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
We offer monthly, single and annual premium payment plans. For monthly policies, premiums are collected and earned each month as coverage is provided. Policies written on a single premium basis are paid through a single, upfront payment, the majority of which is initially deferred as unearned premium and earned over the policy's expected life. Annual policies represent an insignificant amount of our NIW to date.
The tables below show primary and pool IIF, NIW and premiums written and earned. Single NIW and IIF include policies written on an aggregated and flow basis.

Primary and pool IIF and NIW	As of and for the quarter ended				For the six months ended
	June 30, 2016		June 30, 2015		June 30, 2016	June 30, 2015
	IIF	NIW	IIF	NIW	NIW
	(In Millions)				(In Millions)
Monthly	$12,529	$3,700	$3,617	$1,460	$6,192	$2,378
Single	11,095	2,138	3,573	1,089	3,900	1,866
Primary	23,624	5,838	7,190	2,549	10,092	4,244

Pool	3,999	—	4,476	—	—	—
Total	$27,623	$5,838	$11,666	$2,549	$10,092	$4,244
For the quarter ended June 30, 2016, primary NIW increased 129% over the second quarter of 2015 as a result of continued growth in our customer base and primary flow business. In the second quarter of 2016, monthly premium NIW increased 153% over the second quarter of 2015 due to greater lender demand for our monthly premium MI products and the growth of our insurance business.

Primary and pool premiums written and earned	For the quarter ended
	June 30, 2016	June 30, 2015
	(In Thousands)
Net premiums written	$48,862	$20,347
Net premiums earned	26,041	8,856
For the quarter ended June 30, 2016, we had net premiums written of $48.9 million and premiums earned of $26.0 million, compared to net premiums written of $20.3 million and premiums earned of $8.9 million for the quarter ended June 30, 2015. Premiums written and earned are generally influenced by NIW, product mix, pricing and persistency. Additionally, premiums earned are influenced by the amortization of earnings on our single premium product over the policies' expected lives in accordance with the expiration of risk for policies covering more than one year. Pool premiums written and earned for the quarter ended June 30, 2016 were $1.1 million, compared to pool premiums written and earned of $1.2 million for the quarter ended June 30, 2015.
In our industry, a "book" is a group of loans that an MI company insures in a particular period, normally a calendar year. In general, the majority of any underwriting profit (i.e., the earned premium revenue minus claims and expenses, excluding investment income) that a book generates occurs in the early years of the book, with the largest portion of the underwriting profit for that book realized in the first year. This pattern generally occurs because relatively few of the claims that a book will ultimately experience typically occur in the first few years of the book, when premium revenue is highest, while subsequent years are affected by declining premium revenues, as the number of insured loans decreases (primarily due to loan prepayments), and by increasing losses. The earnings we record and the cash flow we receive vary based on the type of MI product (e.g., BPMI or LPMI) and premium plan (e.g., single or monthly) our customers select.
The premium rates for our products have changed substantially in response to the PMIERs financial requirements that became effective January 2016. In 2016, based on these requirements, we introduced new rates for monthly premium policies, which historically have represented 70-75% of industry NIW.  To target a mid-teens return on PMIERs required assets, we generally increased rates on low FICO/high LTV loans and reduced rates on high FICO/low LTV loans.  See, "- GSE Oversight," below for a discussion of the PMIERs required asset requirements. Most of the industry has since moved to similar rate cards for monthly premium policies.
Single-premium LPMI, which historically has represented 25-30% of industry NIW, has generally seen greater price competition.   In January 2016, in response to the required assets provisions of PMIERs, including the additional capital charges applied to LPMI products, we implemented new LPMI single premium rates, which we expect will improve premium yields on our LPMI single premium policies.
Through 2015, single premium policies had comprised a majority of our NIW, some of which were written at rates below our published rate card. In the first six months of 2016, we have seen reduced volume of LPMI single NIW, as compared with our volume for the last six months of 2015.  As a result, during the first six months of 2016, our mix of MI products has shifted to a higher percentage of monthly premium policies. For the six months ended June 30, 2016, 61% of our NIW consisted of monthly premium policies. As our business matures, we expect our product mix to align with industry averages.
Our persistency rate is the percentage of IIF that remains on our books after any 12-month period. Because our insurance premiums are earned over the life of a policy, changes in persistency rates can have a significant impact on our earnings. The persistency rate on our portfolio was 83.3% at June 30, 2016. Persistency rates are sensitive to fluctuations in interest rates. Decreases in interest rates typically increase our portfolio's cancellation rate. When cancellations increase, we experience lower profitability and returns on our monthly premium business, and conversely, higher returns on our single premium business because, rather than amortizing the single premium over the expected life of the policy, upon cancellation, we immediately recognize all unamortized single premium as earned.
Portfolio Statistics
The table below shows primary portfolio trends, by quarter, for the last five quarters.

Primary portfolio trends	As of and for the quarter ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	($ Values In Millions)
New insurance written	$5,838	$4,254	$4,547	$3,633	$2,549
New risk written	1,411	1,016	1,105	887	615
Insurance in force (1)	23,624	18,564	14,824	10,601	7,190
Risk in force (1)	5,721	4,487	3,586	2,553	1,715
Policies in force (count) (1)	100,547	79,700	63,948	46,175	31,682
Weighted-average coverage (2)	24.2%	24.2%	24.2%	24.1%	23.9%
Loans in default (count)	79	55	36	20	9
Percentage of loans in default	0.1%	0.1%	0.1%	—%	—%
Risk in force on defaulted loans	$4	$3	$2	$1	$1
Average premium yield (3)	0.47%	0.45%	0.49%	0.52%	0.51%
Annual persistency (4)	83.3%	82.7%	79.6%	71.6%	65.5%

(1)	Reported as of the end of the period.

(2)	End of period RIF divided by IIF.

(3)	Average premium yield is calculated by dividing primary net premiums earned by average IIF for the period, annualized.

(4)	Defined as the percentage of IIF that remains on our books after any 12-month period.

The table below reflects a summary of the change in total primary IIF for the three and six months ended June 30, 2016 and 2015.

Primary IIF	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In Millions)
IIF, beginning of period	$18,564	$4,835	$14,824	$3,370
NIW	5,838	2,548	10,092	4,244
Cancellations and other reductions	(778)	(193)	(1,292)	(424)
IIF, end of period	$23,624	$7,190	$23,624	$7,190

The table below reflects a summary of our primary IIF and RIF by book year as of June 30, 2016 and 2015.

Primary IIF and RIF	As of June 30, 2016		As of June 30, 2015
	IIF	RIF	IIF	RIF
	(In Millions)
June 30, 2016	$9,951	$2,393	$—	$—
2015	11,348	2,762	4,191	998
2014	2,266	552	2,916	698
2013	59	14	83	19
Total	$23,624	$5,721	$7,190	$1,715
We utilize certain risk principles that form the basis of how we underwrite and originate primary NIW. We manage our portfolio credit risk by using several loan eligibility matrices which prescribe the maximum LTV, minimum borrower credit score, maximum loan size, property type, loan type, loan term and occupancy status of loans that we will insure. Our loan eligibility matrices, as well as all of our detailed underwriting guidelines, are contained in our Underwriting Guideline Manual that is publicly available on our website. Our eligibility criteria and underwriting guidelines are designed to mitigate the layered risk inherent in a single insurance policy. "Layered risk" refers to the accumulation of borrower, loan and property risk. For example, we have higher credit score and lower maximum allowed LTV requirements for riskier property types, such as investor properties, compared to owner-occupied properties. We monitor the concentrations of various risk attributes in our insurance portfolio. Generally, insuring loans made to borrowers with higher credit scores tends to result in a lower frequency of claims than with loans made to borrowers with lower credit scores.
The tables below reflect our total primary NIW by FICO, LTV and purchase/refinance mix for the three and six months ended June 30, 2016 and 2015. We calculate the LTV of a loan as the percentage of the original loan amount to the original value of the property securing the loan. In general, the lower the LTV the lower the likelihood of a default, and for loans that default, a lower LTV generally results in lower severity for a resulting claim, as the borrower has more equity in the property.

Primary NIW by FICO	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In Millions)
>= 760	$3,160	$1,182	$5,442	$2,041
740-759	961	377	1,672	617
720-739	672	422	1,144	651
700-719	541	242	952	394
680-699	308	203	554	342
<=679	196	123	328	200
Total	$5,838	$2,549	$10,092	$4,245

Primary NIW by LTV	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In Millions)
95.01% and above	$362	$84	$571	$110
90.01% to 95.00%	2,633	1,149	4,448	1,808
85.01% to 90.00%	1,732	842	3,153	1,469
85.00% and below	1,111	474	1,920	858
Total	$5,838	$2,549	$10,092	$4,245

Primary NIW by purchase/refinance mix	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In Millions)
Purchase	$4,199	$1,619	$7,118	$2,420
Refinance	1,639	930	2,974	1,825
Total	$5,838	$2,549	$10,092	$4,245
The tables below show the primary weighted average FICO and weighted average LTV, by policy type, for NIW in the quarters presented.

Weighted Average FICO	For the three months ended
	June 30, 2016	June 30, 2015
Monthly	752	742
Single	762	760

Weighted Average LTV	For the three months ended
	June 30, 2016	June 30, 2015
Monthly	92%	92%
Single	91%	91%
The tables below reflect our total primary IIF and RIF by FICO, average loan size, LTV and loan type.

Primary IIF by FICO	As of
	June 30, 2016		June 30, 2015
	($ Values In Millions)
>= 760	$11,929	50%	$3,323	47%
740-759	3,876	16	1,153	16
720-739	3,082	13	1,109	15
700-719	2,341	10	706	10
680-699	1,561	7	595	8
<=679	835	4	304	4
Total	$23,624	100%	$7,190	100%

Primary RIF by FICO	As of
	June 30, 2016		June 30, 2015
	($ Values In Millions)
>= 760	$2,895	51%	$772	45%
740-759	951	17	276	16
720-739	750	13	273	16
700-719	566	10	173	10
680-699	369	6	147	9
<=679	190	3	74	4
Total	$5,721	100%	$1,715	100%

Primary Average Loan Size by FICO	As of
	June 30, 2016	June 30, 2015
	(In Millions)
>= 760	$249	$241
740-759	239	233
720-739	234	227
700-719	232	221
680-699	223	217
<=679	209	205

Primary IIF by LTV	As of
	June 30, 2016		June 30, 2015
	($ Values In Millions)
95.01% and above	$1,049	4%	$122	2%
90.01% to 95.00%	10,574	45	3,132	43
85.01% to 90.00%	7,754	33	2,534	35
85.00% and below	4,247	18	1,402	20
Total	$23,624	100%	$7,190	100%

Primary RIF by LTV	As of
	June 30, 2016		June 30, 2015
	($ Values In Millions)
95.01% and above	$293	5%	$36	2%
90.01% to 95.00%	3,116	55	927	54
85.01% to 90.00%	1,838	32	598	35
85.00% and below	474	8	154	9
Total	$5,721	100%	$1,715	100%

Primary RIF by Loan Type	As of
	June 30, 2016	June 30, 2015

Fixed	98%	97%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	2	3
Total	100%	100%

As of June 30, 2016 and June 30, 2015, 100% of our pool IIF and RIF was comprised of insurance on fixed rate mortgages.
The table below shows primary portfolio statistics, by book year, as of June 30, 2016.

	As of June 30, 2016
Origination year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative default rate (2)
	($ Values in Millions)
2013	$162	$59	36%	655	289	—	1	—%	0.2%
2014	3,451	2,266	66%	14,786	10,640	30	2	2.0%	—%
2015	12,422	11,348	91%	52,550	49,180	47	2	1.9%	0.4%
2016 (through June 30)	10,092	9,951	99%	40,862	40,438	2	—	0.2%	—%
Total	$26,127	$23,624		108,853	100,547	79	5

(1)	The ratio of total losses incurred (paid and reserved) divided by cumulative premiums earned.

(2)	The sum of claims paid ever to date and notices of default as of the end of the period divided by policies ever in force.

Geographic Dispersion
The following table shows the distribution by state of our primary RIF. As of June 30, 2016, our RIF continues to be relatively more concentrated in California, primarily as a result of the location and timing of the acquisition of new customers. The distribution of risk across the states as of June 30, 2016 is not necessarily representative of the geographic distribution we expect in the future. As we add new customers and receive greater allocations of business from our existing customers, we expect we will have increased flexibility to manage our state concentration levels.

Top 10 primary RIF by state as of June 30, 2016	As of
	June 30, 2016	June 30, 2015
California	13.0%	13.6%
Texas	6.8	7.4
Virginia	6.4	5.3
Florida	5.0	4.8
Colorado	4.1	4.2
Michigan	4.1	3.6
Arizona	3.8	3.7
Pennsylvania	3.5	3.3
Maryland	3.4	3.5
North Carolina	3.4	2.1
Total	53.5%	51.5%
Reserve for Insurance Claims and Claims Expenses
Claims incurred is the expense that is booked within a particular period to reflect actual and estimated claim payments that we believe will ultimately be made as a result of insured loans that are in default. We do not recognize an estimate of claim expense for loans that are not in default. As of June 30, 2016, we have established reserves for insurance claims of $1.5 million for 79 primary loans in default, compared to a reserve of $181 thousand for 9 primary loans in default as of June 30, 2015. We also establish reserves for the related claims expenses, which are the estimated costs to adjust and settle claims. We have not established any pool reserves for claims or IBNR to date. For additional discussion of our reserves, see, Item 1, "Financial Statements and Supplementary Data - Notes to Condensed Consolidated Financial Statements - Note 5. Reserves for Insurance Claims and Claims Expenses."

Claims incurred is affected by a variety of factors, including the state of the economy, declines in housing values, product mix of IIF, the size of loans insured and the percentage of coverage on insured loans. Policies with higher loan amounts and coverage percentages tend to result in higher incurred claim amounts.
We expect that claims incurred will be relatively low in the foreseeable future for the following reasons:

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
The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claims expenses.

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Beginning balance	$1,137	$187	$679	$83

Add claims incurred:
Claims and claim expenses incurred:
Current year	560	59	1,113	139
Prior years	(90)	(65)	(185)	(41)
Total claims and claims expenses incurred	470	(6)	928	98

Less claims paid:
Claims and claim expenses paid:
Current year	—	—	—	—
Prior years	132	—	132	—
Total claims and claim expenses paid	132	—	132	—

Balance, June 30	$1,475	$181	$1,475	$181

The following table provides a reconciliation of the beginning and ending count of loans in default.

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Beginning default inventory	55	6	36	4
Plus: new defaults	50	5	89	10
Less: cures	(23)	(2)	(43)	(5)
Less: claims paid	(3)	—	(3)	—
Ending default inventory	79	9	79	9
The increase in the number of defaults at June 30, 2016 compared to June 30, 2015 was primarily due to an increase in the number of policies in force and the increasing maturity of our portfolio.
The following table provides details of our claims paid for the three and six months ended June 30, 2016 and June 30, 2015.

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ Values In Thousands)
Number of claims paid	3	—	3	—
Total amount paid for claims	$132	$—	$132	$—
Average amount paid per claim	$44	$—	$44	$—
Severity(1)	71%	—	71%	—
(1)Severity represents the total amount of claims paid divided by the related RIF on the loans.

The increase in the number of claims paid for the three and six months ended June 30, 2016 compared to the same periods ended June 30, 2015 was primarily due to an increase in the number of NODs outstanding as well as the increasing age of the delinquencies.

Average reserve per default:	As of June 30, 2016	As of June 30, 2015
	(In Thousands)
Case (1)	$17	$19
IBNR	1	1
Total	$18	$20
(1)Defined as the reserve per insured loan in default.
GSE Oversight
The GSEs are the principal purchasers of mortgages insured by MI companies. As a result, the practices of the private MI industry in the U.S. are driven in large part by the requirements and practices of the GSEs.
On December 31, 2015, the GSEs' final updated PMIERs went into effect for existing, GSE-approved private mortgage insurers, i.e., Approved Insurers. (Italicized terms have the same meaning that such terms have in the PMIERs, as described below.) The PMIERs establish operational, business, remedial and financial requirements applicable to Approved Insurers. The new financial requirements prescribe a risk-based capital methodology whereby the amount of capital required to be held against each insured loan is determined based on certain risk characteristics, such as FICO, vintage (year of origination), performing vs. non-performing (i.e., current vs. delinquent), LTV and other risk features. An asset charge is calculated for each insured loan based on its risk profile. In general, higher quality loans carry lower capital charges.
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
Beginning in 2016, by April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. We certified to the GSEs that NMIC fully complies with the PMIERs as of December 31, 2015. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of its failure to meet one or more of the PMIERs requirements. We will continue to monitor our compliance with the PMIERs going forward.
The following table provides a trended comparison of the PMIERs financial requirements as reported by NMIC.

	As of
	June 30, 2016	March 31, 2016	December 31, 2015
	(In thousands)
Available Assets	$432,074	$434,138	$431,411
Risk-Based Required Assets	377,468	302,852	249,805

Asset charge % (1)	6.10%	6.12%	6.17%
(1)Asset charge represents the risk based required asset amount divided by the outstanding RIF on performing primary loans.
Capital Position of Our Insurance Subsidiaries and Financial Strength Ratings
In addition to GSE-imposed capital requirements, NMIC is also subject to state regulatory minimum capital requirements based on its insured RIF. While formulations of this minimum capital may vary in each jurisdiction, the most common measure allows for a maximum permitted RTC ratio of 25:1.
As of June 30, 2016, NMIC's primary gross RIF was approximately $5.7 billion, representing insurance on a total of 100,547 policies in force, and pool RIF was approximately $93.1 million, representing insurance on a total of 18,148 loans. Based on NMIC's total statutory surplus of $395.7 million as of June 30, 2016, NMIC's RTC ratio was 13.2:1. Re One had total statutory capital of $29.9 million as of June 30, 2016, with a RTC ratio of 19:1. We plan to contribute capital as needed to maintain compliance with state capital requirements.
In July 2015, Standard & Poor's (S&P) Ratings Services assigned its "BBB-" financial strength and long-term counter-party credit ratings for NMIC. At the same time, S&P assigned its "BB-" long-term counter-party credit rating to NMIH.  S&P's outlook for both companies is "stable." In November 2015, Moody's Investors Service (Moody's) assigned a financial strength rating of "Ba2" for NMIC. Also at that time, Moody's assigned a B2 rating to the $150 million Term Loan held by NMIH. Moody's outlook for both companies is "stable."
Competition
The MI industry is highly competitive and currently consists of seven private mortgage insurers, including NMIC, as well as governmental agencies like the FHA and the VA.
Private MI
MI companies compete based on service, customer relationships, underwriting, and other factors including price. In the recent past, lenders have pressured MIs to offer discounted rates, primarily on single premium LPMI.  Higher capital requirements imposed by the PMIERs have also had an effect on premium rates.  We expect the MI market to remain highly competitive, with pressure for industry participants to grow or maintain their market share in the coming years.  Our competitors' respective shares of the private MI market for the quarter ended March 31, 2016 ranged from single percentage points penetration to a high of approximately 20%.

Competition with FHA
Although there has been broad policy consensus toward the need for private capital to play a larger role and government credit risk to be reduced in the U.S. housing finance system, recent action by the current administration has made it difficult to predict whether the market share of governmental agencies such as the FHA and VA will recede to historical levels. In 2015, the FHA reduced some of its single-family annual mortgage insurance premiums. To date, the impact from the FHA's premium reduction has not had a significant impact on our continued growth in the market. We believe our pricing continues to be more attractive than the FHA's pricing for a substantial majority of borrowers with credit and loan characteristics similar to those whose loans we insure. It is difficult to predict whether the FHA will further reduce its premium rates in the future, and if it does, we do not believe that any such reductions would have a material impact on our business. There are factors beyond premium rate that influence a lender's decision to choose private MI over FHA insurance, including among others, the FHA's loan eligibility requirements, loan size limits and the relative ease of use of private MI products compared to FHA products.

Consolidated Results of Operations

Consolidated statements of operations	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues	(In Thousands)
Net premiums written	$48,862	$20,347	$86,991	$33,268
Increase in unearned premiums	(22,821)	(11,491)	(41,143)	(17,476)
Net premiums earned	26,041	8,856	45,848	15,792
Net investment income	3,342	1,688	6,573	3,283
Net realized investment gains (losses)	61	354	(824)	967
Other revenues	37	—	69	—
Total revenues	29,481	10,898	51,666	20,042
Expenses
Insurance claims and claims expenses	470	(6)	928	98
Underwriting and operating expenses	23,234	20,910	45,906	39,259
Total expenses	23,704	20,904	46,834	39,357
Other (expense) income
(Loss) gain from change in fair value of warrant liability	(59)	(106)	611	1,142
Interest expense	(3,707)	—	(7,339)	—
Income (loss) before income taxes	2,011	(10,112)	(1,896)	(18,173)
Income tax expense	—	241	—	—
Net income (loss)	$2,011	$(10,353)	$(1,896)	$(18,173)

Loss ratio(1)	2%	—%	2%	1%
Expense ratio(2)	89%	236%	100%	249%
Combined ratio	91%	236%	102%	249%
(1) Loss ratio is calculated by dividing the provision for insurance claims and claims expenses by net premiums earned.
(2) Expense ratio is calculated by dividing other underwriting and operating expenses by net premiums earned.

Revenues
For the three months ended June 30, 2016, we had net premiums written of $48.9 million and premiums earned of $26.0 million, compared to net premiums written of $20.3 million and premiums earned of $8.9 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, we had net premiums written of $87.0 million and premiums earned of $45.8 million, compared to net premiums written of $33.3 million and premiums earned of $15.8 million for the six months ended June 30, 2015. The principal drivers of the increases in premiums written and earned for the periods presented were the continued growth of our NIW and IIF, primarily related to our monthly products, and the significant development of our customer base, including higher allocations of business to us from existing customers. Additionally, we had $5.8 million of earned premiums in the six months ended June 30, 2016 related to cancellations of single premium policies, compared to $1.4 million for the six months ended June 30, 2015. We believe we will continue to experience higher than expected earnings from cancellations of single premium policies if interest rates remain low and expect single premium policy cancellations to decrease if interest rates rise.
Net investment income was higher for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, as a result of an increase in the size of our consolidated securities portfolio. We realized a loss on investments of $0.8 million for the six months ended June 30, 2016, compared to a gain of $1.0 million for the six months ended June 30, 2015.

Expenses
Our expenses have historically been related to business development and operating activities. Although we expect our year-over-year expenses to increase as we continue to grow our business, we ultimately expect that the majority of our operating expenses will be relatively fixed in the long term. Until our business matures, our expense ratio is expected to be significantly higher than the industry given the low levels of premium written compared to our "fixed" costs customary to operating a mortgage insurance company. We expect to see a continued decrease in our expense ratio as our business matures.
Insurance claims and claims expenses increased for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, as a result of an increase in our NODs, primarily due to an increase in the number of policies in force year-over-year.
Employee compensation represents the majority of our operating expense, which includes both cash and share-based compensation. Our underwriting and operating expenses grew primarily as the result of hiring new employees and expanding our operations and sales activities. Our headcount grew from 209 as of June 30, 2015 to 263 as of June 30, 2016. Underwriting and operating expenses also include costs related to policy acquisition, technology, professional services and facilities.
We incurred interest expense of $7.3 million for the six months ended June 30, 2016 related to the Term Loan entered into during the fourth quarter of 2015.
We recognized $241 thousand of income tax expense for the quarter ended June 30, 2015.
Net Income
We recognized net income of $2.0 million for the three months ended June 30, 2016 compared to a net loss of $10.4 million for the three months ended June 30, 2015. The primary driver of the profitable quarter ended June 30, 2016, compared to the quarter ended June 30, 2015, was the significant increase in premiums earned from our IIF as a result of the addition of new customers and higher allocations of business to us from existing customers, slightly offset by the continued hiring of management and staff personnel and external and professional costs.

Consolidated balance sheets	June 30, 2016	December 31, 2015
	(In Thousands)
Total investment portfolio	$607,318	$559,235
Cash and cash equivalents	46,827	57,317
Deferred policy acquisition costs, net	25,128	17,530
Software and equipment, net	19,690	15,201
Other assets	17,465	13,168
Total assets	$716,428	$662,451
Term loan	$144,107	$143,939
Unearned premiums	131,916	90,773
Accounts payable and accrued expenses	15,502	22,725
Reserve for insurance claims and claims expenses	1,475	679
Warrant liability	856	1,467
Deferred tax liability	137	137
Total liabilities	293,993	259,720
Total shareholders' equity	422,435	402,731
Total liabilities and shareholders' equity	$716,428	$662,451
As of June 30, 2016, we had approximately $654.1 million in cash and investments, including $78.3 million held at NMIH. The increase in cash and investments from year-end 2015 is the result of premiums collected in the first half of 2016.
Our deferred policy acquisition costs asset was $25.1 million as of June 30, 2016, compared to $17.5 million at December 31, 2015. The increase was driven by the deferrable costs associated with premiums written during the six months ended June 30, 2016 of $87.0 million.

Our other assets balance increased from $13.2 million as of December 31, 2015 to $17.5 million as of June 30, 2016, primarily as a result of the increase in our premiums receivable balance related to the growth in IIF of our monthly policies.
Our unearned premiums balance increased to $131.9 million as of June 30, 2016 from $90.8 million as of December 31, 2015 due to single premiums written in the quarter ended June 30, 2016, offset by cancellations of lender paid single premium policies and earnings of existing unearned premiums in accordance with the expiration of risk in the related policies.
Our accounts payable and accrued expenses decreased to $15.5 million as of June 30, 2016, from $22.7 million at December 31, 2015. The decrease reflects the payment of accrued liabilities at year-end, offset by accruals for liabilities related to increased headcount, accrued premium taxes and IT costs.
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the six months ended June 30,
	2016	2015
Net cash provided by (used in):	(In Thousands)
Operating activities	$27,562	$(1,367)
Investing activities	(37,142)	(36,675)
Financing activities	(910)	(678)
Net decrease in cash and cash equivalents	$(10,490)	$(38,720)
Net cash provided by operating activities was $27.6 million for the six months ended June 30, 2016, compared to net cash used in operating activities in the same period in 2015 of $1.4 million. Positive cash flow from operating activities for the six months ended June 30, 2016 compared to cash used in operating activities for the same period ended June 30, 2015 was the result of an increase in premiums written, partially offset by increased personnel costs.
Cash used in investing activities for the six months ended June 30, 2016 and June 30, 2015 was due to portfolio re-balancing in the first quarters of 2015 and 2016.
Cash used in financing activities for the six months ended June 30, 2016 consisted of taxes paid related to net share settlement of equity awards and payments of principal on the Term Loan. Cash used in financing activities for the six months ended June 30, 2015 consisted primarily of taxes paid related to the net share settlement of equity awards offset by the proceeds from the issuance of common stock.
Holding Company Liquidity and Capital Resources
NMIH serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. NMIH's principal liquidity demands include funds for: (i) payment of certain corporate expenses and reimbursable expenses of its insurance subsidiaries; (ii) capital support for its subsidiaries; (iii) potential tax payments to the Internal Revenue Service (IRS); (iv) the payment of principal and interest related to the Term Loan; and (v) the payment of dividends, if any, on its common stock. NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as NMIH, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation's capital surplus or (subject to certain limitations) recent net profits. As of June 30, 2016, NMIH's shareholders' equity was approximately $422 million.
As of June 30, 2016, NMIH had $78 million of cash and investments. NMIH's principal source of operating cash is investment income and could include future dividends from NMIC, if available and permitted under law and by the GSEs.
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
In order to continue to grow our business and to manage our minimum required assets under PMIERs, we entered into a quota share reinsurance agreement with a panel of third-party reinsurance providers (Reinsurance Agreement). Effective September 1, 2016, the Reinsurance Agreement covers the following components of our portfolio, subject to certain limitations and conditions:
•Approximately 25% of existing policies written as of August 31, 2016;

•	Approximately 100% of our pool agreement with Fannie Mae; and

•	Approximately 25% of policies written from September 1, 2016 through December 31, 2017.
NMIC will receive a 20% ceding commission for ceded premiums related to this transaction, as well as a profit commission, provided that the loss ratio on the loans covered under the Reinsurance Agreement generally remains below 60%. For risk ceded under the Reinsurance Agreement, the implied after-tax cost of capital is expected to be approximately 3%.
We expect to receive full capital credit under PMIERs for the risk ceded under the Reinsurance Agreement. With coverage on our future policies written from September 1, 2016 through December 31, 2017, we expect to have capacity to scale up to approximately $50 billion of IIF. Wisconsin OCI has approved the Reinsurance Agreement; however, it remains subject to approval by each of the GSEs, which we expect to receive shortly. We can provide no assurance that the GSEs will give us full capital credit under PMIERs for the risk ceded under the Reinsurance Agreement. If the GSEs do not grant full credit, we would likely need to seek other sources of capital sooner than we would have expected with full capital credit under PMIERs. Future sources of capital will depend on the cost, availability and terms and conditions that are acceptable to us, our regulators and the GSEs.
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
In the fourth quarter of 2015, NMIH entered into the Credit Agreement for the Term Loan to support the continued growth of its IIF. The Credit Agreement contains various restrictive covenants and required financial ratios and tests that we are required to meet or maintain. These covenants include, but are not limited to the following: a maximum debt-to-total capitalization ratio (as defined) of 35%, maximum RTC ratio of 22.0:1.0, liquidity (as defined) of $32 million as of June 30, 2016, compliance with PMIERs financial requirements (subject to any GSE-approved waivers), and equity requirements. The Term Loan bears interest at the Eurodollar Rate (1%) plus an annual margin rate of 7.5% (an all-in rate of 8.5% from inception through June 30, 2016), payable quarterly. The Company recorded $7.3 million of interest expense for the six months ended June 30, 2016. The Term Loan matures on November 10, 2018.
Consolidated Investment Portfolio
Our net investment income for the six months ended June 30, 2016 was $6.6 million, compared to $3.3 million for the six months ended June 30, 2015. As of June 30, 2016, our portfolio conforms with our investment guidelines. The principal factors affecting our investment income include the size and credit rating of our portfolio and its net yield. As measured by amortized cost (which excludes changes in fair market value, such as those resulting from changes in interest rates), the size of our investment portfolio is mainly a function of capital raised, cash generated from operations, such as net premiums received, and investment earnings.
The pre-tax book yield on our portfolio as of June 30, 2016 was 2.0%, excluding unrealized gains and losses. The book yield is calculated on our year-to-date net investment income over our average portfolio book value as of June 30, 2016. We believe that the yield on our investment portfolio likely will change over time based on potential changes to the interest rate environment, the duration or mix of our investment portfolio or other factors.

The sectors of our investment portfolio, including cash and cash equivalents appear in the table below:

Percentage of portfolio's fair value		June 30, 2016	December 31, 2015
1.	Corporate debt securities	53%	56%
2.	U.S. treasury securities and obligations of U.S. government agencies	10	14
3.	Asset-backed securities	18	17
4.	Cash, cash equivalents, and short-term investments	14	10
5.	Municipal debt securities	5	3
	Total	100%	100%
The ratings of our investment portfolio were:

Investment portfolio ratings	June 30, 2016	December 31, 2015
AAA	24%	25%
AA	14	11
A	48	51
BBB	14	13
Total	100%	100%
The ratings above are provided by one or more of: Moody's, S&P and Fitch Ratings. If three ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 35%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. We currently pay no federal income tax, and had a federal net operating loss carryforward as of December 31, 2015 of $139.4 million. Our effective income tax rate on our pre-tax income was 0.0% for the three months ended June 30, 2016 and (2.4)% for the comparable 2015 period. Our effective income tax rate on our pre-tax loss was 0.0% for the six months ended June 30, 2016 and 0.0% for the comparable 2015 period.
Our financial statements reflect a valuation allowance with respect to our net deferred tax assets. We evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes.
We recorded our first profitable quarter for the three months ended June 30, 2016. However, given the cumulative loss in recent years, we currently believe there is not yet sufficient positive evidence to change our judgment regarding the need for a full valuation allowance. The continued trend in operating results and approaching cumulative profit over three years would provide additional positive evidence in determining the need for the valuation allowance and could lead to the reversal of substantially all of the valuation allowance on our deferred tax assets. If we conclude there is sufficient positive evidence to release the valuation allowance associated primarily with the carry forward of federal net operating losses and future tax deductions from share-based compensation, we would recognize a material increase to net income in the period such conclusion is made.
Other Items
Off-Balance Sheet Arrangements and Contractual Obligations
We had no off-balance sheet arrangements as of June 30, 2016. There are no material changes outside the ordinary course of business in the contractual obligations specified in our 2015 10-K.

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
The carrying value of our investment portfolio as of June 30, 2016 and December 31, 2015 was $607 million and $559 million, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of June 30, 2016, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.85 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.85% in fair value of our fixed income portfolio.  Excluding cash, our fixed income portfolio duration was 4.28 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.28% in fair value of our fixed income portfolio.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2016, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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

NMI HOLDINGS, INC.
August 8, 2016	By: /s/ Glenn M. Farrell
Name: Glenn M. Farrell Title: Chief Financial Officer and Duly Authorized Signatory

EXHIBIT INDEX

Exhibit Number	Description

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

10.9 ~	Offer Letter by and between NMI Holdings, Inc. and Glenn Farrell, effective December 4, 2014 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 9, 2014)

i

Exhibit Number	Description
10.10 ~	Offer Letter by and between NMI Holdings, Inc. and William Leatherberry, dated July 11, 2014 (incorporated herein by reference to Exhibit 10.10 to our Form 10-Q, filed on April 28, 2016)
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
101 *
The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015
(ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2016 and 2015
(iii) Consolidated Statements of Changes in Shareholders' Equity for the three months ended June 30, 2016 and the year ended December 31, 2015
(iv) Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015, and
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