Form 10-Q
period 2016-09-30
NMI Holdings, Inc.
filed 2016-11-03
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-36174
NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	45-4914248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Powell Street, Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

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
YES ☐ NO ☒

The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on October 31, 2016 was 59,138,663 shares.

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

•
our ability to successfully execute and implement our capital plans, including our ability to access the reinsurance market and to enter into, and receive approval of, reinsurance arrangements on terms and conditions that are acceptable to us, the GSEs and our regulators;

•
our ability to implement our business strategy, including our ability to write mortgage insurance on high quality low down payment residential mortgage loans, implement successfully and on a timely basis, complex infrastructure, systems, procedures, and internal controls to support our business and regulatory and reporting requirements of the insurance industry;

•	our ability to attract and retain a diverse customer base, including the largest mortgage originators;

•	failure of risk management or pricing or investment strategies;

•	emergence of unexpected claim and coverage issues, including claims exceeding our reserves or amounts we had expected to experience;

•	the inability of our counter-parties, including third party reinsurers, to meet their obligations to us;

•
our ability to utilize our net operating loss carryforwards, which could be limited or eliminated in various ways, including if we experience an ownership change as defined in Section 382 of the Internal Revenue Code;

•	failure to maintain, improve and continue to develop necessary information technology (IT) systems or the failure of technology providers to perform; and

•	ability to recruit, train and retain key personnel.
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report on Form 10-Q, including the exhibits hereto. In addition, for additional discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner, you should review the Risk Factors in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 10-K) and in Part II, Item 1A of this report, as subsequently updated in other reports we file from time to time with the U.S. Securities and Exchange Commission (SEC).
Unless expressly indicated or the context requires otherwise, the terms "we," "our," "us" and "Company" in this document refer to NMI Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries on a consolidated basis.

PART I

Item 1. Financial Statements and Supplementary Data

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2016	December 31, 2015
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $628,209 and $564,319 as of September 30, 2016 and December 31, 2015, respectively)	$641,572	$559,235
Cash and cash equivalents	44,522	57,317
Premiums receivable	11,378	5,143
Accrued investment income	3,615	2,873
Prepaid expenses	2,313	1,428
Deferred policy acquisition costs, net	28,911	17,530
Software and equipment, net	19,924	15,201
Intangible assets and goodwill	3,634	3,634
Prepaid reinsurance premiums	36,091	—
Other assets	206	90
Total assets	$792,166	$662,451

Liabilities
Term loan	$144,230	$143,939
Unearned premiums	145,401	90,773
Accounts payable and accrued expenses	32,568	22,725
Reserve for insurance claims and claim expenses	2,133	679
Reinsurance funds withheld	28,963	—
Deferred ceding commission	6,697	—
Warrant liability, at fair value	1,654	1,467
Current tax payable	114	—
Deferred tax	137	137
Total liabilities	361,897	259,720
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 59,138,663 and 58,807,825 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively (250,000,000 shares authorized)	591	588
Additional paid-in capital	575,148	570,340
Accumulated other comprehensive income (loss), net of tax	10,974	(7,474)
Accumulated deficit	(156,444)	(160,723)
Total shareholders' equity	430,269	402,731
Total liabilities and shareholders' equity	$792,166	$662,451
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Revenues	(In Thousands, except for share data)
Net premiums earned	$31,808	$12,834	$77,656	$28,626
Net investment income	3,544	1,884	10,117	5,168
Net realized investment gains (losses)	66	(15)	(758)	952
Other revenues	102	—	172	—
Total revenues	35,520	14,703	87,187	34,746
Expenses
Insurance claims and claims expenses	664	181	1,592	279
Underwriting and operating expenses	24,037	19,653	69,943	58,912
Total expenses	24,701	19,834	71,535	59,191
Other (expense) income
(Loss) gain from change in fair value of warrant liability	(797)	332	(187)	1,473
Interest expense	(3,733)	—	(11,072)	—
Total other (expense) income	(4,530)	332	(11,259)	1,473

Income (loss) before income taxes	6,289	(4,799)	4,393	(22,972)
Income tax expense	114	—	114	—
Net income (loss)	$6,175	$(4,799)	$4,279	$(22,972)

Earnings (loss) per share
Basic	$0.10	$(0.08)	$0.07	$(0.39)
Diluted	$0.10	$(0.08)	$0.07	$(0.39)

Weighted average common shares outstanding
Basic	59,130,401	58,741,328	59,047,758	58,650,043
Diluted	60,284,746	58,741,328	59,861,916	58,650,043

Net income (loss)	$6,175	$(4,799)	$4,279	$(22,972)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) in accumulated other comprehensive gain (loss), net of tax (benefit) expense of $0 for all periods presented	(82)	(483)	17,690	(15)
Reclassification adjustment for losses (gains) included in net loss, net of tax expense of $0 for all periods presented	(66)	15	758	(952)
Other comprehensive income (loss), net of tax	(148)	(468)	18,448	(967)
Comprehensive income (loss)	$6,027	$(5,267)	$22,727	$(23,939)
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
	(In Thousands)
Balances, January 1, 2015	58,429	$584	$562,911	$(3,607)	$(132,930)	$426,958
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	379	4	(694)	—	—	(690)
Share-based compensation expense	—	—	8,123	—	—	8,123
Change in unrealized investment gains/losses, net of tax of $0	—	—	—	(3,867)	—	(3,867)
Net loss	—	—	—	—	(27,793)	(27,793)
Balances, December 31, 2015	58,808	$588	$570,340	$(7,474)	$(160,723)	$402,731
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	331	3	(171)	—	—	(168)
Share-based compensation expense	—	—	4,979	—	—	4,979
Change in unrealized investment gains/losses, net of tax of $0	—	—	—	18,448	—	18,448
Net income	—	—	—	—	4,279	4,279
Balances, September 30, 2016	59,139	$591	$575,148	$10,974	$(156,444)	$430,269

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2016	2015
Cash flows from operating activities	(In Thousands)
Net income (loss)	$4,279	$(22,972)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net realized investment losses (gains)	758	(952)
Loss (gain) from change in fair value of warrant liability	187	(1,473)
Depreciation and amortization	4,300	3,646
Net amortization of premium on investment securities	954	—
Amortization of debt discount and debt issuance costs	1,416	—
Share-based compensation expense	4,987	5,895
Changes in operating assets and liabilities:
Current tax payable	114	—
Accrued investment income	(742)	28
Premiums receivable	(6,235)	(2,938)
Prepaid expenses	(885)	271
Deferred policy acquisition costs, net	(11,381)	(9,196)
Other assets	(116)	453
Unearned premiums	54,628	40,003
Reserve for insurance claims and claims expenses	1,454	275
Reinsurance balances, net	(431)	—
Accounts payable and accrued expenses	(1,075)	3,131
Net cash provided by operating activities	52,212	16,171
Cash flows from investing activities
Purchase of fixed-maturity investments, available-for-sale	(251,056)	(111,215)
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	195,791	129,666
Purchase of software and equipment	(8,449)	(4,173)
Net cash (used in) provided by investing activities	(63,714)	14,278
Cash flows from financing activities
Issuance of common stock	526	415
Taxes paid related to net share settlement of equity awards	(694)	(1,094)
Repayments of term loan	(1,125)	—
Net cash used in financing activities	(1,293)	(679)

Net (decrease) increase in cash and cash equivalents	(12,795)	29,770
Cash and cash equivalents, beginning of period	57,317	103,021
Cash and cash equivalents, end of period	$44,522	$132,791

Supplemental disclosures of cash flow information
Noncash financing activities
Interest paid	$9,669	$—
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, which include the results of NMIH and its wholly owned subsidiaries, have been prepared in accordance with the instructions to Form 10-Q as prescribed by the SEC for interim reporting and include other information and disclosures required by accounting principles generally accepted in the U.S. (GAAP). Our accounts are maintained in U.S. dollars. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2015, included in our 2015 10-K. All intercompany transactions have been eliminated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as of the balance sheet date. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates. The results of operations for the interim period may not be indicative of the results that may be expected for the full year ending December 31, 2016.
Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs (DAC). DAC is reviewed periodically to determine that it does not exceed recoverable amounts and is adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We estimate the rate of amortization to reflect actual experience and any changes to persistency or loss development. For each book year of business, these costs are amortized to expense in proportion to estimated gross profits over the estimated life of the policies. Total amortization of DAC for the nine months ended September 30, 2016 and 2015, net of a portion of ceding commission related to the 2016 QSR Transaction (see Note 5), was $3.4 million and $1.8 million, respectively.
Premium Deficiency Reserves
We consider whether a premium deficiency exists at each fiscal quarter using best estimate assumptions as of the testing date. Per Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 944, a premium deficiency reserve shall be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. We have determined that no premium deficiency reserves were necessary for the nine months ended September 30, 2016 or 2015.
Reinsurance
We account for premiums, losses and loss expenses that are ceded to reinsurers on bases consistent with those we use to account for the original policies we issue and pursuant to the terms of our reinsurance contracts. We account for premiums ceded to reinsurers as reductions to premium revenue. We earn profit commissions, which represent a percentage of the profits recognized by the reinsurers that are returned to us, based on the level of losses ceded. We recognize any profit commissions we earn as increases in net premium revenue.
We receive ceding commissions, calculated as a percentage of ceded written premiums, which are intended to cover our costs to acquire and service the direct policies. We earn the ceding commissions in a manner consistent with our recognition of earnings on the underlying insurance policies, over the terms of the policies reinsured. We account for ceding commissions as reductions to underwriting and operating expenses.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We cede a portion of loss reserves, paid losses and loss expenses, which are accounted for as reductions to loss expense and as reinsurance recoverables. We remain directly liable for all loss payments in the event we are unable to collect from any reinsurer.

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to provide a consistent approach in recognizing revenue. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, ASU 2015-14 deferred the provisions of ASU 2014-09 to be effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of this ASU will have, if any, on the consolidated financial statements.
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
In May 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts (Topic 944), which requires insurance entities to disclose additional information related to the liability for unpaid claims and claims adjustment expenses. These disclosures include the nature, amount, timing and uncertainty of cash flows related to those liabilities and the effects of those cash flows on comprehensive income. This update is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. We do not expect the adoption of this update to have a material effect on the presentation of our financial statements and notes therein.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). This update requires companies to measure all expected credit losses for financial assets held at the reporting date. The accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration also is amended in the standard. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact the adoption of this ASU will have on the presentation of the consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This update is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of this ASU will have on the presentation of the consolidated financial statements.
2. Investments
We have designated our investment portfolio as available-for-sale and report it at fair value. The related unrealized gains and losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

income and loss in shareholders' equity. Net realized investment gains and losses are reported in income based upon specific identification of securities sold.
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of September 30, 2016	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$57,338	$552	$(13)	$57,877
Municipal debt securities	40,057	919	(43)	40,933
Corporate debt securities	336,113	10,443	(227)	346,329
Asset-backed securities	120,429	1,706	(66)	122,069
Total bonds	553,937	13,620	(349)	567,208
Short-term investments	74,272	93	(1)	74,364
Total investments	$628,209	$13,713	$(350)	$641,572

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2015	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$84,968	$4	$(490)	$84,482
Municipal debt securities	20,209	44	(174)	20,079
Corporate debt securities	337,273	431	(4,377)	333,327
Asset-backed securities	101,320	76	(603)	100,793
Total bonds	543,770	555	(5,644)	538,681
Short-term investments	20,549	5	—	20,554
Total investments	$564,319	$560	$(5,644)	$559,235
As of September 30, 2016 and December 31, 2015, there were approximately $6.9 million and $7.0 million, respectively, of cash and investments in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair values of available for sale securities as of September 30, 2016 and December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

As of September 30, 2016	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$100,443	$100,556
Due after one through five years	158,761	161,063
Due after five through ten years	238,559	248,040
Due after ten years	10,017	9,844
Asset-backed securities	120,429	122,069
Total investments	$628,209	$641,572

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of December 31, 2015	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$62,745	$62,743
Due after one through five years	187,633	186,629
Due after five through ten years	193,379	190,055
Due after ten years	19,242	19,015
Asset-backed securities	101,320	100,793
Total investments	$564,319	$559,235
Aging of Unrealized Losses
As of September 30, 2016, the investment portfolio had gross unrealized losses of $0.3 million, $0.2 million of which has been in an unrealized loss position for a period of 12 months or greater. We did not consider these securities to be other-than-temporarily impaired as of September 30, 2016. We based our conclusion that these investments were not other-than-temporarily impaired as of September 30, 2016 on the following facts: (i) the unrealized losses were primarily caused by interest rate movements since the purchase date; (ii) we do not intend to sell these investments; and (iii) we do not believe that it is more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may not occur until maturity. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of September 30, 2016		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	10	$6,915	$(13)	—	$—	$—	10	$6,915	$(13)
Municipal debt securities	4	3,582	(18)	1	1,725	(25)	5	5,307	(43)
Corporate debt securities	5	11,183	(24)	8	14,085	(203)	13	25,268	(227)
Asset-backed securities	10	14,481	(59)	4	2,192	(7)	14	16,673	(66)
Total investments	29	$36,161	$(114)	13	$18,002	$(235)	42	$54,163	$(349)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2015		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	14	$50,558	$(397)	4	$10,194	$(93)	18	$60,752	$(490)
Municipal debt securities	4	11,293	(165)	1	3,242	(9)	5	14,535	(174)
Corporate debt securities	83	244,128	(4,124)	4	9,220	(253)	87	253,348	(4,377)
Asset-backed securities	27	69,878	(498)	4	9,208	(105)	31	79,086	(603)
Total investments	128	$375,857	$(5,184)	13	$31,864	$(460)	141	$407,721	$(5,644)

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Investment Income

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Investment income	$3,727	$2,012	$10,672	$5,537
Investment expenses	(183)	(128)	(555)	(369)
Net investment income	$3,544	$1,884	$10,117	$5,168
Net Realized Investment Gains (Losses)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Gross realized investment gains	$66	$266	$683	$1,526
Gross realized investment losses	—	(281)	(1,441)	(574)
Net realized investment gains (losses)	$66	$(15)	$(758)	$952

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Fair Value of Financial Instruments
The following is a list of those assets and liabilities that are measured at fair value by hierarchy level:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2016	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$45,398	$12,479	$—	$57,877
Municipal debt securities	—	40,933	—	40,933
Corporate debt securities	—	346,329	—	346,329
Asset-backed securities	—	122,069	—	122,069
Cash, cash equivalents and short-term investments	118,886	—	—	118,886
Total assets	$164,284	$521,810	$—	$686,094
Warrant liability	—	—	1,654	1,654
Total liabilities	$—	$—	$1,654	$1,654

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2015	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$65,185	$19,297	$—	$84,482
Municipal debt securities	—	20,079	—	20,079
Corporate debt securities	—	333,327	—	333,327
Asset-backed securities	—	100,793	—	100,793
Cash, cash equivalents and short-term investments	77,872	—	—	77,872
Total assets	$143,057	$473,496	$—	$616,553
Warrant liability	—	—	1,467	1,467
Total liabilities	$—	$—	$1,467	$1,467
The following is a roll-forward of Level 3 liabilities measured at fair value:

	For the nine months ended September 30,
Warrant Liability	2016	2015
	(In Thousands)
Balance, January 1	$1,467	$3,372
Change in fair value of warrant liability included in earnings	187	(1,473)
Balance, September 30	$1,654	$1,899
We revalue the warrant liability quarterly using a Black-Scholes option-pricing model, in combination with a binomial model, and we value the pricing protection features within the warrants using a Monte-Carlo simulation model. As of September 30, 2016, the assumptions used in the option-pricing model were as follows: a common stock price as of September 30, 2016 of $7.62, risk free interest rate of 1.15%, expected life of 5.08 years, expected volatility of 33.1% and a dividend yield of 0%. The change in fair value is primarily attributable to an increase in the price of our common stock from December 31, 2015 to September 30, 2016.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Term Loan
On November 10, 2015, we entered into a credit agreement (the Credit Agreement) to obtain a three-year senior secured term loan B (the Term Loan) for $150 million. The Term Loan bears interest at the Eurodollar Rate, as defined in the Credit Agreement, (1% floor) plus an annual margin rate of 7.5% (an all-in rate of 8.5% from inception through September 30, 2016), payable quarterly. Quarterly principal payments of $375 thousand are also required. The outstanding balance as of September 30, 2016 was $148.5 million.
Debt issuance costs totaling $4.4 million and a 1% debt discount are being amortized to interest expense, using the effective interest method, over the contractual life of the Term Loan. Effective interest rate for the Term Loan includes interest, amortization of issuance cost and the discount. For the nine months ended September 30, 2016, the Company recorded $11.1 million of interest expense, including amortization of the issuance cost and discount.
NMIH is subject to certain quarterly covenants under the Credit Agreement. These covenants include, but are not limited to the following: a maximum debt-to-total capitalization ratio (as defined) of 35%, maximum risk-to-capital (RTC) ratio of 22.0:1.0, liquidity (as defined) of $28.4 million as of September 30, 2016, compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and equity requirements. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the Credit Agreement, including its covenants and events of default. We were in compliance with all covenants as of September 30, 2016.
Future principal payments for the Company's Term Loan as of September 30, 2016 are as follows:

As of September 30, 2016	Principal
(In thousands)
2016	$375
2017	1,500
2018	146,625
Total	$148,500

5. Reinsurance
In September 2016, in order to continue to grow our business and manage insurance risk and our minimum required assets under PMIERs financial requirements, the Company entered into a quota-share reinsurance transaction with a panel of third-party reinsurers, subject to certain conditions (2016 QSR Transaction). Each of the third-party reinsurers has an insurer financial strength rating of A- or better by Standard and Poor’s Rating Services (S&P), A.M. Best or both. The GSEs and the Wisconsin Office of the Commissioner of Insurance (Wisconsin OCI) approved the 2016 QSR Transaction (subject to certain conditions), giving full capital credit under PMIERs and statutory accounting principles, respectively, for the risk ceded under the agreement. The credit that we receive under PMIERs is subject to periodic review by the GSEs.

Under the 2016 QSR Transaction, effective September 1, 2016, NMIC ceded premiums related to:

•25% of existing risk written on eligible policies as of August 31, 2016;

•	100% of our existing risk under our pool agreement with Fannie Mae; and

•	25% of risk on eligible policies written from September 1, 2016 through December 31, 2017.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net premiums written and earned, net of reinsurance, is as follows:

	For the nine months ended
	September 30, 2016	September 30, 2015
	(In Thousands)
Net premiums written (1)	$96,190	$68,629
Increase in unearned premiums	(18,534)	(40,003)
Net premiums earned	$77,656	$28,626
(1) Net of ceded premiums written under the 2016 QSR Transaction.
The effect of reinsurance on net premiums written and earned is as follows:

	For the nine months ended
	September 30, 2016	September 30, 2015
	(In Thousands)
Net premiums written
Direct	$133,526	$68,629
Ceded	(37,336)	—
Net premiums written	$96,190	$68,629

Net premiums earned
Direct	$78,900	$28,626
Ceded	(1,244)	—
Net premiums earned	$77,656	$28,626
The following tables show the amounts ceded related to the 2016 QSR Transaction:

	For the nine months ended
	September 30, 2016	September 30, 2015
	(In Thousands)
Ceded risk-in-force	$1,685,145	$—
Ceded premiums written	(37,336)	—
Ceded premiums earned	(1,244)	—
Ceding commission written	7,795	—
Ceding commission earned	(530)	—

NMIC receives a 20% ceding commission for premiums ceded pursuant to this transaction. NMIC will also receive a profit commission, provided that the loss ratio on the loans covered under the agreement generally remains below 60%, as measured annually. Losses on the ceded risk reduce NMIC's profit commission on a dollar-for-dollar basis.
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. Ceded premiums written are recorded on the balance sheet as prepaid reinsurance premiums and amortized to ceded premiums earned in a manner consistent with the recognition of income on direct premiums.
The reinsurance recoverable on loss reserves related to our 2016 QSR Transaction was $90 thousand as of September 30, 2016. The reinsurance recoverable balance is further secured by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements that address ceded risk.
The agreement is scheduled to terminate on December 31, 2027, except with respect to the ceded pool risk, which is scheduled to terminate on August 31, 2023. However, NMIC has the option, based on certain conditions and subject to a

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

termination fee, to terminate the agreement as of December 31, 2020, or at the end of any calendar quarter thereafter, which would result in NMIC reassuming the related risk.
6. Reserves for Insurance Claims and Claims Expenses
We establish claim reserves to recognize the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. Our method, consistent with industry practice, is to establish claim reserves only for loans that have been reported to us as having been in default for at least 60 days. Our claim reserves also include amounts for estimated claims incurred on loans that have been in default for at least 60 days that have not yet been reported to us by the servicers, often referred to as IBNR. As of September 30, 2016, we have established reserves for insurance claims and claims expenses of $2.1 million for 115 primary loans in default. We paid 3 claims totaling $93 thousand during the quarter ended September 30, 2016.
In 2013, we entered into a pool insurance transaction with Fannie Mae. We only establish claim or IBNR reserves for pool risk if we expect claims to exceed the deductible under the pool agreement, which represents the amount of claims absorbed by Fannie Mae before we are obligated to pay any claims. At September 30, 2016, 46 loans in the pool were past due by 60 days or more. These 46 loans represent approximately $3.2 million in risk-in-force (RIF). Due to the size of the remaining deductible of $10.2 million, the low level of notices of default (NODs) reported through September 30, 2016 and the expected severity (all loans in the pool have loan-to-value ratios (LTVs) under 80%), we have not established any pool reserves for claims or IBNR for the three and nine months ended September 30, 2016 and 2015. In connection with settlement of pool claims, we applied $165 thousand to the pool deductible through September 30, 2016. We have not paid any pool claims to date.
The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claims expenses:

	For the nine months ended September 30,
	2016	2015
	(In Thousands)
Beginning balance	$679	$83
Less reinsurance recoverables (1)	—
Beginning balance, net of reinsurance recoverables	679	83

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	1,803	358
Prior years (3)	(214)	(79)
Total claims and claims expenses incurred	1,589	279

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	—
Prior years (3)	225	4
Total claims and claim expenses paid	225	4

Reserve at end of period, net of reinsurance recoverables	2,043	358
Add reinsurance recoverables (1)	90	—
Balance, September 30	$2,133	$358
(1) Related to ceded losses recoverable on the 2016 QSR Transaction. To date, ceded losses have been immaterial. See Note 5 for additional information.
(2) Related to defaults occurring in the current year.
(3) Related to defaults occurring in prior years.
There was a $214 thousand favorable prior year development during the nine months ended September 30, 2016 as a result of NOD cures and ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

learn additional information about individual defaults and claims. There were $240 thousand of reserves remaining for defaults occurring in prior years as of September 30, 2016 as a result of the aforementioned favorable prior year development and claim payments.
7. Earnings (Loss) per Share (EPS)

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

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(In Thousands, except for per share data)
Net income (loss)	$6,175	$(4,799)	$4,279	$(22,972)

Basic earnings (loss) per share	$0.10	$(0.08)	$0.07	$(0.39)

Basic weighted average shares outstanding	59,130,401	58,741,328	59,047,758	58,650,043
Dilutive effect of non-vested shares	1,154,345	—	814,158	—
Dilutive weighted average shares outstanding	60,284,746	58,741,328	59,861,916	58,650,043

Diluted earnings (loss) per share	$0.10	$(0.08)	$0.07	$(0.39)

For the three and nine months ended September 30, 2016, 4,012,046 of our common stock equivalents we issued under share-based compensation arrangements and warrants were not included in the calculation of diluted earnings (loss) per share because they were anti-dilutive. Non-vested shares of 1,154,345 and 814,158 were included in our weighted average number of common shares outstanding for the three and nine months ended September 30, 2016, respectively.
As a result of our net losses for the three and nine months ended September 30, 2015, 6,823,234 of our common stock equivalents we issued under share-based compensation arrangements and warrants were not included in the calculation of diluted earnings (loss) per share as of such dates because they were anti-dilutive.
8. Warrants
We issued 992,000 warrants in connection with our Private Placement. Each warrant gives the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million.
Upon exercise of these warrants, the amounts will be treated as additional paid-in capital. During the first quarter of 2014, 7,790 warrants were exercised, and we issued 1,115 Class A common shares via a cashless exercise. Upon exercise we recognized a gain of approximately $37 thousand. No warrants were exercised during the nine months ended September 30, 2016 and 2015.
We account for these warrants to purchase our common shares in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity.
9. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 35%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our provision for income taxes for the interim reporting periods are based on an estimated effective tax rate for the year ending December 31, 2016, after the consideration of expected usage of net operating losses. Our effective tax rate on our pre-tax income was 1.8% and 2.6% for the three and nine months ended September 30, 2016, respectively, compared to 0.0% for the comparable 2015 periods. The increase in the effective tax rates for the three and nine months ended September 30, 2016, against the comparable 2015 period was the result of income reported in the current year periods.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Statutory Information
Our insurance subsidiaries, NMIC and Re One, file financial statements in conformity with statutory basis accounting principles (SAP) prescribed or permitted by the Wisconsin OCI, NMIC's principal regulator. Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners. The Wisconsin OCI recognizes only statutory accounting practices prescribed or permitted by the state of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company and for determining its solvency under Wisconsin insurance laws.
NMIC and Re One's combined statutory net loss, statutory surplus, contingency reserve and risk-to-capital (RTC) ratios were as follows:

As of and for the nine months and year ended	September 30, 2016	December 31, 2015
	(In Thousands)
Statutory net loss	$(23,808)	$(52,322)
Statutory surplus	367,987	391,422
Contingency reserve	72,014	32,564
Risk-to-Capital	11.7:1	8.7:1
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following analysis should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2015 10-K, for a more complete understanding of our financial position and results of operations. In addition, investors should review the "Cautionary Note Regarding Forward-Looking Statements" above and the "Risk Factors" detailed in Part I, Item 1A of our 2015 10-K and Part II, Item IA of this report, as subsequently updated in reports we file with the SEC, for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year or for any other period.
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
MI protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who generally make down payments of less than 20% of a home's purchase price. By protecting lenders and investors from credit losses, we help facilitate the availability of mortgages to prospective, primarily first-time, U.S. home buyers, thus promoting homeownership while protecting lenders and investors against potential losses related to a borrower's default. MI also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to the GSEs. We are one of seven companies in the U.S. who offer MI. Our business strategy is to continue to expand our customer base and write insurance on high quality, low down payment residential mortgages in the U.S. The Company reported its first quarterly profit for the quarter ended June 30, 2016 and has reported year-to-date income of $4.3 million as of September 30, 2016.
We had total insurance-in-force (IIF) of $32.1 billion and total risk-in-force (RIF) of $6.9 billion as of September 30, 2016, compared to total IIF of $19.1 billion and total RIF of $3.7 billion as of December 31, 2015. Of total IIF as of September 30, 2016, we had $28.2 billion of primary IIF and $3.8 billion of pool IIF, compared to $14.8 billion of primary IIF and $4.2 billion of pool IIF as of December 31, 2015. As of September 30, 2016, our primary RIF was $6.8 billion, compared to primary RIF of $3.6 billion as of December 31, 2015. Pool RIF was $93.1 million as of September 30, 2016 and December 31, 2015.
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
Conditions and Trends Impacting Our Business
Customer Development
Our sales and marketing strategy is focused on expanding relationships with existing customers and attracting new mortgage originator customers in the U.S. that fall into two primary categories, which we refer to as "National Accounts" and "Regional Accounts." In the recent quarter, we increased our customer base. We had 1100 master policy holders as of September 30, 2016, compared to 906 master policy holders as of September 30, 2015. Of those master policy holders, 525 or 48% generated new insurance written (NIW) in the third quarter of 2016, compared to 391 or 43% that generated NIW in the third quarter of 2015.
New Insurance Written, Insurance in Force and Premiums
NMIC's primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or on an aggregated basis, in which each loan in a portfolio of loans is individually insured in a single transaction. NMIC has also written pool insurance under an agreement with Fannie Mae, in which it insured a group of loans (or pool) in one transaction. NMIC's pool insurance has a stated aggregate loss limit and a deductible under which no losses are paid by NMIC until losses on the pool of loans exceed the deductible. See Item 1, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reserves for Insurance Claims and Claims Expenses," above.
We set premiums for an insured loan at the time the loan is insured, based on our filed rates and rating rules. We offer borrower-paid (BPMI) and lender-paid (LPMI) mortgage insurance options. Premium rates are based on the risk characteristics of each insured loan and the capital required to support particular products.  Capital charges are governed primarily by the GSEs' private mortgage insurer eligibility requirements (PMIERs), as well as by regulatory and economic capital requirements. See "- GSE Oversight" and "- Capital Position of our Insurance Subsidiaries," below.
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
Effect of reinsurance on our results
In September 2016, we entered into the 2016 QSR Transaction, which will impact our results of operations while the agreement is in effect.
Under the terms of the agreement, premiums are ceded to reinsurers who assume a portion of the risk under the insurance policies we write. Our net premiums written and earned are net of ceded amounts, offset by a profit commission associated with the premiums ceded. The 2016 QSR Transaction protects us against a fixed percentage of losses arising from policies covered by the agreement, and reduces capital requirements imposed by state regulations and by the GSEs. Going forward, we expect reinsurance to continue to be a component of our capital structure.
Our reinsurance affects premiums, underwriting expenses and losses incurred. In the quarter ended September 30, 2016, our net cost of reinsurance was approximately $600 thousand.

•	We cede a fixed percentage of premiums on insurance covered by the agreement.

•
We receive the benefit of a profit commission through a reduction in the premiums we cede. The profit commission varies directly and inversely with the level of losses on a dollar for dollar basis and is eliminated at levels of losses that we do not expect to occur. This means that lower levels of losses result in a higher profit commission and less benefit from ceded losses; higher levels of losses result in more benefit from ceded losses and a lower profit commission (or for levels of losses we do not expect, its elimination).

•
We receive the benefit of a ceding commission equal to 20% of premiums ceded. The ceding commission is deferred and recognized as a reduction in underwriting expenses over the expected life of the risk associated with the reinsured policies.

•	We cede a fixed percentage of losses incurred on insurance covered by the agreement.
The effects described above result in an implied after-tax cost of capital of approximately 3-4%, although the cost of capital is expected to vary depending on the level of ceded losses. An increase in the amount of losses ceded will reduce our profit commissions and ultimately reduce our after-tax cost of capital.
Portfolio Data
The tables below show primary and pool IIF, NIW and premiums written and earned. Single NIW and IIF include policies written on an aggregated and flow basis. Unless otherwise noted, the following tables do not include the effects of the 2016 QSR Transaction, as described above.

Primary and pool IIF and NIW	As of and for the quarter ended				For the nine months ended
	September 30, 2016		September 30, 2015		September 30, 2016	September 30, 2015
	IIF	NIW	IIF	NIW	NIW
	(In Millions)				(In Millions)
Monthly	$16,038	$4,162	$5,087	$1,582	$10,354	$3,960
Single	12,190	1,695	5,514	2,051	5,595	3,917
Primary	28,228	5,857	10,601	3,633	15,949	7,877

Pool	3,826	—	4,340	—	—	—
Total	$32,054	$5,857	$14,941	$3,633	$15,949	$7,877
For the quarter ended September 30, 2016, primary NIW increased 61% over the third quarter of 2015 as a result of continued growth in our customer base and primary flow business. In the third quarter of 2016, monthly premium NIW increased

163% over the third quarter of 2015 due to greater lender demand for our monthly premium MI products and the growth of our insurance business.

Primary and pool premiums written and earned	For the quarter ended
	September 30, 2016	September 30, 2015
	(In Thousands)
Net premiums written (1)	$9,199	$35,360
Net premiums earned (1)	31,808	12,834
(1) Premiums written and earned are reported net of the 2016 QSR Transaction.
For the quarter ended September 30, 2016, we had net premiums written of $9.2 million and premiums earned of $31.8 million, compared to net premiums written of $35.4 million and premiums earned of $12.8 million for the quarter ended September 30, 2015. The decrease in net premiums written for the quarter ended September 30, 2016 is primarily the result of the 2016 QSR Transaction, in which we ceded approximately 25% of premiums written on existing policies as of August 31, 2016. The associated unearned premium reserve was also ceded.
Premiums written and earned are influenced by NIW, product mix, pricing and persistency. Additionally, premiums earned are influenced by the amortization of earnings on our single premium product over the policies' expected lives in accordance with the expiration of risk for policies covering more than one year. Pool premiums written and earned for the quarter ended September 30, 2016 were $1.1 million, compared to pool premiums written and earned of $1.2 million for the quarter ended September 30, 2015.
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
The premium rates for our products have changed substantially in response to the PMIERs financial requirements that became effective January 2016. In 2016, based on these requirements, we introduced new rates for monthly premium policies, which historically have represented approximately 75% of industry NIW.  To target a mid-teens return on PMIERs required assets across the risk spectrum, we generally increased rates on low FICO/high LTV loans and reduced rates on high FICO/low LTV loans.  See, "- GSE Oversight," below for a discussion of the PMIERs financial requirements. Most of the industry has since moved to similar rate cards for monthly premium policies.
Single-premium LPMI, which historically has represented approximately 25% of industry NIW, has generally seen greater price competition.   In January 2016, in response to the required assets provisions of PMIERs, including the additional capital charges applied to LPMI products, we implemented new LPMI single premium rates, which we expect will improve premium yields on our LPMI single premium policies.
Through 2015, single premium policies had comprised a majority of our NIW, some of which were written at rates below our published rate card. In the first nine months of 2016, we have seen a reduction in LPMI single NIW as a percentage of our mix, as compared to the first nine months of 2015.  As a result, during the first nine months of 2016, our mix of MI products has shifted to a higher percentage of monthly premium policies. For the nine months ended September 30, 2016, 65% of our NIW consisted of monthly premium policies. We expect our product mix to continue to trend toward the industry average.
Our persistency rate is the percentage of IIF that remains on our books after any 12-month period. Because our insurance premiums are earned over the life of a policy, changes in persistency rates can have a significant impact on our earnings. The persistency rate on our portfolio was 81.8% at September 30, 2016. Persistency rates are sensitive to fluctuations in interest rates. Decreases in interest rates typically increase our portfolio's cancellation rate. When cancellations increase, we experience lower profitability and returns on our monthly premium business, and conversely, higher returns on our single premium business because, rather than amortizing the single premium over the expected life of the policy, upon cancellation, we immediately recognize all unamortized single premium as earned.

Portfolio Statistics
The table below shows primary portfolio trends, by quarter, for the last five quarters.

Primary portfolio trends	As of and for the quarter ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	($ Values In Millions)
New insurance written	$5,857	$5,838	$4,254	$4,547	$3,633
New risk written	1,415	1,411	1,016	1,105	887
Insurance in force (1)	28,228	23,624	18,564	14,824	10,601
Risk in force (1)	6,847	5,721	4,487	3,586	2,553
Policies in force (count) (1)	119,002	100,547	79,700	63,948	46,175
Weighted-average coverage (2)	24.3%	24.2%	24.2%	24.2%	24.1%
Loans in default (count)	115	79	55	36	20
Percentage of loans in default	0.1%	0.1%	0.1%	0.1%	—%
Risk in force on defaulted loans	$6	$4	$3	$2	$1
Average premium yield (3)	0.48%	0.47%	0.45%	0.49%	0.52%
Annual persistency (4)	81.8%	83.3%	82.7%	79.6%	71.6%

(1)	Reported as of the end of the period.

(2)	End of period RIF divided by IIF.

(3)	Average premium yield is calculated by dividing primary net premiums earned, net of reinsurance, by average gross IIF for the period, annualized.

(4)	Defined as the percentage of IIF that remains on our books after any 12-month period.
The table below reflects a summary of the change in total primary IIF for the three and nine months ended September 30, 2016 and 2015.

Primary IIF	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In Millions)
IIF, beginning of period	$23,624	$7,190	$14,824	$3,370
NIW	5,857	3,633	15,949	7,877
Cancellations and other reductions	(1,253)	(222)	(2,545)	(646)
IIF, end of period	$28,228	$10,601	$28,228	$10,601

The table below reflects a summary of our primary IIF and RIF by book year as of September 30, 2016 and 2015.

Primary IIF and RIF	As of September 30, 2016		As of September 30, 2015
	IIF	RIF	IIF	RIF
	(In Millions)
September 30, 2016	$15,433	$3,719	$—	$—
2015	10,679	2,610	7,725	1,862
2014	2,062	505	2,800	673
2013	54	13	76	18
Total	$28,228	$6,847	$10,601	$2,553

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
The tables below reflect our total primary NIW by FICO, LTV and purchase/refinance mix for the three and nine months ended September 30, 2016 and 2015. We calculate the LTV of a loan as the percentage of the original loan amount to the original value of the property securing the loan. In general, the lower the LTV the lower the likelihood of a default, and for loans that default, a lower LTV generally results in lower severity for a resulting claim, as the borrower has more equity in the property.

Primary NIW by FICO	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In Millions)
>= 760	$2,975	$1,755	$8,418	$3,795
740-759	934	583	2,606	1,201
720-739	725	505	1,870	1,156
700-719	588	376	1,540	770
680-699	387	271	940	613
<=679	248	143	575	342
Total	$5,857	$3,633	$15,949	$7,877

Primary NIW by LTV	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In Millions)
95.01% and above	$347	$162	$918	$272
90.01% to 95.00%	2,557	1,656	7,005	3,463
85.01% to 90.00%	1,844	1,208	4,996	2,677
85.00% and below	1,109	607	3,030	1,465
Total	$5,857	$3,633	$15,949	$7,877

Primary NIW by purchase/refinance mix	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In Millions)
Purchase	$4,400	$2,604	$11,518	$5,023
Refinance	1,457	1,029	4,431	2,854
Total	$5,857	$3,633	$15,949	$7,877
The tables below show the primary weighted average FICO and weighted average LTV, by policy type, for NIW in the quarters presented.

Weighted Average FICO	For the three months ended
	September 30, 2016	September 30, 2015
Monthly	748	742
Single	763	758

Weighted Average LTV	For the three months ended
	September 30, 2016	September 30, 2015
Monthly	91%	92%
Single	90%	91%
The tables below reflect our total primary IIF and RIF by FICO, average loan size, LTV and loan type.

Primary IIF by FICO	As of
	September 30, 2016		September 30, 2015
	($ Values In Millions)
>= 760	$14,258	50%	$4,969	47%
740-759	4,612	16	1,703	16
720-739	3,648	13	1,582	15
700-719	2,813	10	1,063	10
680-699	1,863	7	848	8
<=679	1,034	4	436	4
Total	$28,228	100%	$10,601	100%

Primary RIF by FICO	As of
	September 30, 2016		September 30, 2015
	($ Values In Millions)
>= 760	$3,470	51%	$1,174	46%
740-759	1,130	17	413	16
720-739	887	13	391	16
700-719	680	10	260	10
680-699	443	6	209	8
<=679	237	3	106	4
Total	$6,847	100%	$2,553	100%

Primary Average Loan Size by FICO	As of
	September 30, 2016	September 30, 2015
	(In Thousands)
>= 760	$250	$244
740-759	240	234
720-739	235	227
700-719	233	225
680-699	224	218
<=679	209	207

Primary IIF by LTV	As of
	September 30, 2016		September 30, 2015
	($ Values In Millions)
95.01% and above	$1,363	5%	$282	3%
90.01% to 95.00%	12,644	45	4,710	44
85.01% to 90.00%	9,157	32	3,658	35
85.00% and below	5,064	18	1,951	18
Total	$28,228	100%	$10,601	100%

Primary RIF by LTV	As of
	September 30, 2016		September 30, 2015
	($ Values In Millions)
95.01% and above	$380	6%	$80	3%
90.01% to 95.00%	3,725	54	1,392	55
85.01% to 90.00%	2,174	32	866	34
85.00% and below	568	8	215	8
Total	$6,847	100%	$2,553	100%

Primary RIF by Loan Type	As of
	September 30, 2016	September 30, 2015

Fixed	98%	97%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	2	3
Total	100%	100%

As of September 30, 2016 and September 30, 2015, 100% of each of our pool IIF and RIF was comprised of insurance on fixed rate mortgages.
The table below shows primary portfolio statistics, by book year, as of September 30, 2016.

	As of September 30, 2016
Origination year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative default rate (2)
	($ Values in Millions)
2013	$162	$54	33%	655	264	—	1	—%	0.2%
2014	3,451	2,062	60%	14,786	9,824	46	2	2.7%	0.3%
2015	12,422	10,678	86%	52,550	46,902	61	5	1.7%	0.1%
2016 (through September 30)	15,949	15,434	97%	63,519	62,012	8	—	0.3%	—%
Total	$31,984	$28,228		131,510	119,002	115	8

(1)	The ratio of total losses incurred (paid and reserved) divided by cumulative premiums earned, without the effects of reinsurance.

(2)	The sum of claims paid ever to date and notices of default as of the end of the period divided by policies ever in force.

Geographic Dispersion
The following table shows the distribution by state of our primary RIF. As of September 30, 2016, our RIF continues to be relatively more concentrated in California, primarily as a result of the location and timing of the acquisition of new customers. The distribution of risk across the states as of September 30, 2016 is not necessarily representative of the geographic distribution we expect in the future. As we add new customers and receive greater allocations of business from our existing customers, we expect we will have increased flexibility to manage our state concentration levels.

Top 10 primary RIF by state as of September 30, 2016	As of
	September 30, 2016	September 30, 2015
California	13.2%	13.2%
Texas	6.8	7.1
Virginia	6.6	3.9
Florida	4.7	5.4
Colorado	4.0	4.3
Michigan	3.9	4.6
Arizona	3.8	3.6
Maryland	3.6	3.5
Pennsylvania	3.6	3.9
Utah	3.6	2.6
Total	53.8%	52.1%
Reserve for Insurance Claims and Claims Expenses
Claims incurred is the expense that is booked within a particular period to reflect actual and estimated claim payments that we believe will ultimately be made as a result of insured loans that are in default. We do not recognize an estimate of claim expense for loans that are not in default. As of September 30, 2016, we have established reserves for insurance claims of $2.1 million for 115 primary loans in default, compared to a reserve of $358 thousand for 20 primary loans in default as of September 30, 2015. We also establish reserves for the related claims expenses, which are the estimated costs to adjust and settle claims. We have not established any pool reserves for claims or IBNR to date. For additional discussion of our reserves, see, Item 1, "Financial Statements and Supplementary Data - Notes to Condensed Consolidated Financial Statements - Note 6. Reserves for Insurance Claims and Claims Expenses."
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

The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claims expenses.

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Beginning balance	$1,475	$181	$679	$83
Less reinsurance recoverables (1)	—	—	—	—
Beginning balance, net of reinsurance recoverables	1,475	181	679	83

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	690	219	1,803	358
Prior years (3)	(29)	(38)	(214)	(79)
Total claims and claims expenses incurred	661	181	1,589	279

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	—	—	—
Prior years (3)	93	4	225	4
Total claims and claim expenses paid	93	4	225	4

Reserve at end of period, net of reinsurance recoverables	2,043	358	2,043	358
Add reinsurance recoverables (1)	90	—	90	—
Balance, September 30	$2,133	$358	$2,133	$358
(1) Related to ceded losses recoverable on the 2016 QSR Transaction. To date, ceded losses have been immaterial. See Note 5 for additional information.
(2) Related to defaults occurring in the current year.
(3) Related to defaults occurring in prior years.
The following table provides a reconciliation of the beginning and ending count of loans in default.

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Beginning default inventory	79	9	36	4
Plus: new defaults	69	21	158	24
Less: cures	(30)	(9)	(73)	(7)
Less: claims paid	(3)	(1)	(6)	(1)
Ending default inventory	115	20	115	20

The increase in the number of defaults at September 30, 2016 compared to September 30, 2015 was primarily due to an increase in the number of policies in force and the increasing maturity of our portfolio.
The following table provides details of our claims paid for the three and nine months ended September 30, 2016 and September 30, 2015.

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ Values In Thousands)
Number of claims paid	3	1	6	1
Total amount paid for claims	$93	$4	$225	$4
Average amount paid per claim	$31	$4	$32	$4
Severity(1)	53%	5%	62%	5%
(1)Severity represents the total amount of claims paid divided by the related RIF on the loans.

The increase in the number of claims paid for the three and nine months ended September 30, 2016 compared to the same periods ended September 30, 2015 was primarily due to an increase in the number of NODs outstanding as well as the increasing age of the delinquencies.

Average reserve per default:	As of September 30, 2016	As of September 30, 2015
	(In Thousands)
Case (1)	$17	$17
IBNR	1	1
Total	$18	$18
(1)Defined as the gross reserve per insured loan in default.
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
Under the PMIERs financial requirements, Approved Insurers must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an Approved Insurer’s net RIF, calculated by applying on a loan-by-loan basis certain risk-based factors derived from tables set out in the PMIERs to the net RIF. The risk-based required asset amount for primary insurance is subject to a floor of 5.6% of total, performing, primary RIF, and the risk-based required asset amount for pool insurance considers both the factors in the tables and the net remaining stop loss for each pool insurance policy. The PMIERs financial requirements also increase the amount of available assets that must be held by an Approved Insurer for loans originated on or after January 1, 2016 that are insured under LPMI policies.
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
The following table provides a comparison of the PMIERs financial requirements as reported by NMIC.

	As of
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
		(In thousands)
Available Assets	$488,635	$432,074	$434,138	$431,411
Net Risk-Based Required Assets	320,609	377,468	302,852	249,805

Asset charge % (1)	6.14%	6.10%	6.12%	6.17%
(1)Asset charge represents the risk-based required asset amount divided by the outstanding RIF on performing primary loans.
Capital Position of Our Insurance Subsidiaries and Financial Strength Ratings
In addition to GSE-imposed capital requirements, NMIC is also subject to state regulatory minimum capital requirements based on its insured RIF. While formulations of this minimum capital may vary in each jurisdiction, the most common measure allows for a maximum permitted RTC ratio of 25:1.
As of September 30, 2016, NMIC's primary RIF, net of reinsurance, was approximately $5.1 billion, representing insurance on a total of 119,002 policies in force. NMIC ceded 100% of its pool RIF pursuant to the 2016 QSR Transaction. Based on NMIC's total statutory surplus of $406.7 million as of September 30, 2016, NMIC's RTC ratio was 12.6:1. Re One had total statutory capital of $33.3 million as of September 30, 2016, with a RTC ratio of 0.4:1. We plan to contribute capital or to cede risk as needed to maintain compliance with state capital requirements.
In August 2016, S&P affirmed its "BBB-" financial strength and long-term counter-party credit ratings for NMIC. In July 2015, S&P assigned its "BB-" long-term counter-party credit rating to NMIH.  S&P's outlook for both companies is "stable." In November 2015, Moody's Investors Service (Moody's) assigned a financial strength rating of "Ba2" for NMIC. Also at that time, Moody's assigned a B2 rating to the $150 million Term Loan held by NMIH. Moody's outlook for both companies is "stable."
Competition
The MI industry is highly competitive and currently consists of seven private mortgage insurers, including NMIC, as well as governmental agencies like the FHA and the VA. Recently, two of our six competitors agreed to combine  in a transaction they expect will close in late 2016 or early 2017.
Private MI
MI companies compete based on service, customer relationships, underwriting, and other factors including price. In the recent past, lenders have pressured MIs to offer discounted rates, primarily on single premium LPMI.  Higher capital requirements imposed by the PMIERs have also had an effect on premium rates.  We expect the MI market to remain highly competitive, with pressure for industry participants to grow or maintain their market share in the coming years.  Our competitors' respective shares of the private MI market for the quarter ended June 30, 2016 ranged from single percentage points penetration to a high of approximately 18%.
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

Consolidated Results of Operations

Consolidated statements of operations	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues	(In Thousands)
Net premiums earned	$31,808	$12,834	$77,656	$28,626
Net investment income	3,544	1,884	10,117	5,168
Net realized investment gains (losses)	66	(15)	(758)	952
Other revenues	102	—	172	—
Total revenues	35,520	14,703	87,187	34,746
Expenses
Insurance claims and claims expenses	664	181	1,592	279
Underwriting and operating expenses	24,037	19,653	69,943	58,912
Total expenses	24,701	19,834	71,535	59,191
Other (expense) income
(Loss) gain from change in fair value of warrant liability	(797)	332	(187)	1,473
Interest expense	(3,733)	—	(11,072)	—
Income (loss) before income taxes	6,289	(4,799)	4,393	(22,972)
Income tax expense	114	—	114	—
Net income (loss)	$6,175	$(4,799)	$4,279	$(22,972)

Loss ratio(1)	2%	1%	2%	1%
Expense ratio(2)	76%	153%	90%	206%
Combined ratio	78%	155%	92%	207%
(1) Loss ratio is calculated by dividing the provision for insurance claims and claims expenses by net premiums earned.
(2) Expense ratio is calculated by dividing other underwriting and operating expenses by net premiums earned.

Revenues
For the three months ended September 30, 2016, we had net premiums earned of $31.8 million, compared to net premiums earned of $12.8 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, we had net premiums earned of $77.7 million, compared to net premiums earned of $28.6 million for the nine months ended September 30, 2015. The principal drivers of the increases in premiums earned for the three and nine months ended September 30, 2016 were the continued growth of our NIW and IIF, primarily related to our monthly products, and the significant development of our customer base, including higher allocations of business to us from existing customers, slightly offset by ceded premiums earned related to the 2016 QSR Transaction. Additionally, we had $11.6 million of earned premiums in the nine months ended September 30, 2016 related to cancellations of single premium policies, compared to $3.1 million for the nine months ended September 30, 2015. We believe we will continue to experience higher than expected earnings from cancellations of single premium policies if interest rates remain low, and expect single premium policy cancellations to decrease if interest rates rise significantly.
Net investment income was higher for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, as a result of an increase in the size of our consolidated securities portfolio. We realized a loss on investments of $0.8 million for the nine months ended September 30, 2016, compared to a gain of $1.0 million for the nine months ended September 30, 2015.

Expenses
Our expenses have historically been related to business development and operating activities. Although we expect our year-over-year expenses to increase as we continue to grow our business, we ultimately expect that the majority of our operating expenses will be relatively fixed in the long term. Until our business matures, our expense ratio is expected to be significantly higher than the industry given the low levels of premium written compared to our "fixed" costs customary to operating an MI company. We expect to see a continued decrease in our expense ratio as our business matures and our revenues increase.
Insurance claims and claims expenses increased for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, as a result of an increase in our NODs, primarily due to an increase in the number of policies-in-force year-over-year.
Employee compensation represents the majority of our operating expense, which includes both cash and share-based compensation. Our underwriting and operating expenses grew primarily as the result of hiring new employees and expanding our operations and sales activities. Our headcount grew from 225 as of September 30, 2015 to 273 as of September 30, 2016. Underwriting and operating expenses also include costs related to policy acquisition, technology, professional services and facilities.
We incurred interest expense of $11.1 million for the nine months ended September 30, 2016 related to the Term Loan entered into during the fourth quarter of 2015.
Net Income
We recognized net income of $6.2 million for the three months ended September 30, 2016 compared to a net loss of $4.8 million for the three months ended September 30, 2015. The primary driver of the profitable quarter ended September 30, 2016, compared to the quarter ended September 30, 2015, was the significant increase in premiums earned from our IIF as a result of the addition of new customers and higher allocations of business to us from existing customers, slightly offset by personnel and external costs.

Consolidated balance sheets	September 30, 2016	December 31, 2015
	(In Thousands)
Total investment portfolio	$641,572	$559,235
Cash and cash equivalents	44,522	57,317
Deferred policy acquisition costs, net	28,911	17,530
Software and equipment, net	19,924	15,201
Prepaid reinsurance premiums	36,091	—
Other assets	21,146	13,168
Total assets	$792,166	$662,451
Term loan	$144,230	$143,939
Unearned premiums	145,401	90,773
Accounts payable and accrued expenses	32,568	22,725
Reserve for insurance claims and claims expenses	2,133	679
Reinsurance funds withheld	28,963	—
Deferred ceding commission	6,697	—
Warrant liability	1,654	1,467
Current tax payable	114	—
Deferred tax liability	137	137
Total liabilities	361,897	259,720
Total shareholders' equity	430,269	402,731
Total liabilities and shareholders' equity	$792,166	$662,451
As of September 30, 2016, we had approximately $686.1 million in cash and investments, including $77.3 million held at NMIH. The increase in cash and investments from year-end 2015 is the result of premiums collected in the first nine months of 2016.

Our cumulative net deferred policy acquisition costs were $28.9 million as of September 30, 2016, compared to $17.5 million at December 31, 2015. The increase was driven by the deferrable costs associated with premiums written during the nine months ended September 30, 2016 of $96.2 million.
Our other assets balance increased from $13.2 million as of December 31, 2015 to $21.1 million as of September 30, 2016, primarily as a result of the increase in our premiums receivable balance related to the growth in IIF of our monthly policies.
Our prepaid reinsurance balance was $36.1 million as of September 30, 2016, which reflects the ceded unearned premium balance related to the 2016 QSR Transaction.
Our unearned premiums balance increased to $145.4 million as of September 30, 2016 from $90.8 million as of December 31, 2015 due to single premiums written in the nine months ended September 30, 2016, offset by cancellations of lender paid single premium policies and earnings of existing unearned premiums in accordance with the expiration of risk in the related policies.
Our accounts payable and accrued expenses increased to $32.6 million as of September 30, 2016, from $22.7 million at December 31, 2015. The increase is primarily driven by unsettled trades payable, offset by accruals for liabilities related to increased headcount, accrued premium taxes and IT costs.
Deferred ceding commission related to the 2016 QSR Transaction was $6.7 million as of September 30, 2016.
Reinsurance funds withheld was $29.0 million as of September 30, 2016, representing reinsurance premiums payable, offset by our profit and ceding commission receivables related to the 2016 QSR Transaction.
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the nine months ended September 30,
	2016	2015
Net cash provided by (used in):	(In Thousands)
Operating activities	$52,212	$16,171
Investing activities	(63,714)	14,278
Financing activities	(1,293)	(679)
Net decrease in cash and cash equivalents	$(12,795)	$29,770
Net cash provided by operating activities was $52.2 million for the nine months ended September 30, 2016, compared to $16.2 million in the same period in 2015. The increase in positive cash flow from operating activities for the nine months ended September 30, 2016 compared to the same period ended September 30, 2015 was the result of an increase in premiums written, partially offset by increased personnel costs.
Cash used in investing activities for the nine months ended September 30, 2016 was higher compared to cash provided by investing activities for the nine months ended September 30, 2015, primarily due to the purchase of fixed maturities as a result of an increase in the amount of available operating cash.
The increase in cash used in financing activities for the nine months ended September 30, 2016 compared to the same period ended September 30, 2015 was primarily due to the repayments of principal on the Term Loan entered into during the fourth quarter of 2015.
Holding Company Liquidity and Capital Resources
NMIH serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. NMIH's principal liquidity demands include funds for: (i) payment of certain corporate expenses and reimbursable expenses of its insurance subsidiaries; (ii) capital support for its subsidiaries; (iii) potential tax payments to the Internal Revenue Service (IRS); (iv) the payment of principal and interest related to the Term Loan; and (v) the payment of dividends, if any, on its common stock. NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as NMIH, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation's capital surplus or (subject to certain limitations) recent net profits. As of September 30, 2016, NMIH's shareholders' equity was approximately $430 million.
As of September 30, 2016, NMIH had $77 million of cash and investments. NMIH's principal source of operating cash is investment income and in the future could include dividends from NMIC, if available and permitted under law and by the GSEs.

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
NMIH has entered into expense-sharing agreements with its subsidiaries which have been approved by the Wisconsin OCI, but such approval may be changed or revoked at any time. NMIC's ability to pay dividends to NMIH is subject to insurance department notice or approval. In general, dividends in excess of prescribed limits are deemed "extraordinary" and require insurance regulatory approval. Since inception, NMIC has not paid any dividends to NMIH. As NMIC had a statutory net loss for the year ended December 31, 2015, NMIC cannot pay any dividends to NMIH through December 31, 2016 without the prior approval of the Wisconsin OCI. Certain other states in which NMIC is licensed also have statutes or regulations that restrict its ability to pay dividends.
Our MI companies' principal operating sources of liquidity are premiums that we receive from policies in force and income generated by our investment portfolio. Our MI companies' primary liquidity needs include the payment of claims on our MI policies, operating expenses, investment expenses and other costs of our business. We anticipate that as our IIF grows, the premium revenue we receive will increase. We expect to manage our fixed operating expenses so that they grow at a slower rate than NIW over the coming years.
In the fourth quarter of 2015, NMIH entered into the Credit Agreement for the Term Loan to support the continued growth of its IIF. The Credit Agreement contains various restrictive covenants and required financial ratios and tests that we are required to meet or maintain. These covenants include, but are not limited to the following: a maximum debt-to-total capitalization ratio (as defined) of 35%, maximum RTC ratio of 22.0:1.0, liquidity (as defined) of $28.4 million as of September 30, 2016, compliance with PMIERs financial requirements (subject to any GSE-approved waivers), and minimum equity requirements. The Term Loan bears interest at the Eurodollar Rate (1%) plus an annual margin rate of 7.5% (an all-in rate of 8.5% from inception through September 30, 2016), payable quarterly. The Company recorded $11.1 million of interest expense for the nine months ended September 30, 2016. The Term Loan matures on November 10, 2018.
Consolidated Investment Portfolio
Our net investment income for the nine months ended September 30, 2016 was $10.1 million, compared to $5.2 million for the nine months ended September 30, 2015. As of September 30, 2016, our portfolio conforms with our investment guidelines. The principal factors affecting our investment income include the size and credit rating of our portfolio and its net yield. As measured by amortized cost (which excludes changes in fair market value, such as those resulting from changes in interest rates), the size of our investment portfolio is mainly a function of capital raised, cash generated from operations, such as net premiums received, and investment earnings.
The pre-tax book yield on our portfolio as of September 30, 2016 was 2.1%, excluding unrealized gains and losses. The book yield is calculated on our year-to-date net investment income over our average portfolio book value as of September 30, 2016. We believe that the yield on our investment portfolio likely will change over time based on potential changes to the interest rate environment, the duration or mix of our investment portfolio or other factors.
The sectors of our investment portfolio, including cash and cash equivalents appear in the table below:

Percentage of portfolio's fair value		September 30, 2016	December 31, 2015
1.	Corporate debt securities	51%	56%
2.	U.S. treasury securities and obligations of U.S. government agencies	8	14
3.	Asset-backed securities	18	17
4.	Cash, cash equivalents, and short-term investments	17	10
5.	Municipal debt securities	6	3
	Total	100%	100%

The ratings of our investment portfolio were:

Investment portfolio ratings	September 30, 2016	December 31, 2015
AAA	25%	25%
AA	18	11
A	44	51
BBB	13	13
Total	100%	100%
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
Our provision for income taxes for the interim reporting periods are based on an estimated effective tax rate for the year ending December 31, 2016, after the consideration of expected usage of net operating losses. Our effective tax rate on our pre-tax income was 1.8% and 2.6% for the three and nine months ended September 30, 2016, respectively, compared to 0.0% for the comparable 2015 periods. The increase in the effective tax rates for the three and nine months ended September 30, 2016, against the comparable 2015 periods was the result of income reported in the current year periods.
We recorded our first pre-tax profit of $2.0 million as of the quarter ended June 30, 2016. As of September 30, 2016, we reported quarterly profit of $6.3 million and recorded a year-to-date profit of $4.4 million for the first time.
Our financial statements reflect a valuation allowance with respect to our net deferred tax assets. We evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes. The continued trend in operating results and approaching cumulative profit over three years would provide additional positive evidence in determining the need for the valuation allowance and could lead to the reversal of substantially all of the valuation allowance on our deferred tax assets. If we conclude there is sufficient positive evidence to release the valuation allowance associated primarily with the carry forward of federal net operating losses and future tax deductions from share-based compensation, we would recognize a material increase to net income in the period such conclusion is made. Based on the nature of our business and our ability to objectively forecast future revenue, we anticipate that there will be sufficient positive evidence in the foreseeable future.
Other Items
Off-Balance Sheet Arrangements and Contractual Obligations
We had no off-balance sheet arrangements as of September 30, 2016. There are no material changes outside the ordinary course of business in the contractual obligations specified in our 2015 10-K.
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
The carrying value of our investment portfolio as of September 30, 2016 and December 31, 2015 was $642 million and $559 million, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of September 30, 2016, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.69 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.69% in fair value of our fixed income portfolio.  Excluding cash, our fixed income portfolio duration was 3.77 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.77% in fair value of our fixed income portfolio.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2016, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Item 1A. Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item 1A of our 2015 10-K. Other than the risk factor identified below, we are not aware of any material changes in our risk factors from the risk factors disclosed in our 2015 Form 10-K. You should carefully consider the risks and uncertainties described herein and in our 2015 10-K, which have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The risks described herein and in our 2015 10-K are not the only risks we face, as there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial which may in the future adversely affect our business, financial condition and/or operating results.
We are exposed to certain risks associated with our 2016 QSR Transaction, including the possibility that our reinsurers will fail to perform their obligations or that we will lose the capital credit we expected to receive when we entered into the 2016 QSR Transaction as a result of future GSE or Wisconsin OCI action or if any of our reinsurers experiences a downgrade or other adverse business event.
In September 2016, in order to continue to grow our business and manage insurance risk and our PMIERs required assets, we entered into the 2016 QSR Transaction. There is a risk that the 2016 QSR Transaction will not continue to provide the benefits we expected when we entered into it, including as a result of our counterparties not performing their obligations, the GSEs not continuing to give us full capital credit under PMIERs or the Wisconsin OCI not continuing to give us full credit for reinsurance under statutory accounting principles as anticipated for the duration of the contract, or if one or more reinsurers experiences a downgrade or other adverse business event, any of which could have negative impacts on the risk transferred under the reinsurance agreement and, in turn, on our capital needs, PMIERs position and growth potential.
Reinsurance does not relieve us of our direct liability to our insureds to pay claims, even when there are reinsurance recoverables available to us under the 2016 QSR Transaction. Accordingly, we bear credit risk with respect to our reinsurers. To mitigate this risk, there are certain contractual protections that afford sources from which we may directly secure our reinsurance recoverables. See Item 1, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 5, Reinsurance," above. To the extent these sources are insufficient to cover loss recoveries and other amounts to which we are entitled under the 2016 QSR Transaction, we would attempt to recover such amounts from the reinsurers directly. There is a risk that one or more reinsurers would be unable or unwilling to pay the reinsurance recoverables owed to us in the future, which could have an adverse effect on our financial condition.
In the event a reinsurer experiences a ratings downgrade, the 2016 QSR Agreement obligates such reinsurer, consistent with PMIERs requirements, to increase collateral in the trust account. If the reinsurer breaches its collateral obligations, and fails to cure after notice, we may terminate the agreement with respect to such reinsurer. The 2016 QSR Transaction also gives us the right to terminate the agreement in other cases, including, among other customary reasons, if a reinsurer becomes insolvent, has its license revoked or reinsures its entire liability under the 2016 QSR Transaction with another entity. If we experience an early termination, we would be required to re-assume the risk ceded to the breaching reinsurer and lose the PMIERs and statutory capital credit we had expected to receive when we entered into the agreement with respect to such reassumed risk. Depending on the timing and severity, such an event could have a material adverse effect on our financial condition, growth potential and future capital needs.
In addition, the GSEs and the Wisconsin OCI have the right periodically to review performance under the 2016 QSR Transaction, including the reinsurers’ financial strength and other factors the GSEs and Wisconsin OCI believe are important to an evaluation of the transaction, which factors may be unknown to us. As a result of such reviews, the GSEs or the Wisconsin OCI could withdraw their approvals or continue their approvals, but grant less than full capital credit. If we do not continue to receive full capital credit in connection with the 2016 QSR Transaction, we would likely need to seek other sources of capital sooner than we would have expected with full capital credit under PMIERs. Future sources of capital will depend on the cost, availability and terms and conditions that are acceptable to us, our regulators and the GSEs. We cannot be sure that we will be able to secure other sources of capital in the amounts we require and on favorable terms, if at all.
Item 6. Exhibits
An index to exhibits has been filed as part of this report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
November 2, 2016	By: /s/ Glenn M. Farrell
Name: Glenn M. Farrell Title: Chief Financial Officer and Duly Authorized Signatory

EXHIBIT INDEX

Exhibit Number	Description

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
101 *
The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015
(ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2016 and 2015
(iii) Consolidated Statements of Changes in Shareholders' Equity for the three months ended September 30, 2016 and the year ended December 31, 2015
(iv) Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and 2015, and
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