Form 10-K
period 2016-12-31
NMI Holdings, Inc.
filed 2017-02-17
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-36174
NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	45-4914248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Powell Street, Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

(855) 530-6642
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A Common Stock, $.01 par value per share	NASDAQ Stock Market LLC

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
YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", “accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the calculated aggregate market value of common stock held by non-affiliates was $318,379,040.

The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on February 14, 2017 was 59,145,161 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2016.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and the U.S. Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward looking. These statements are often, but not always, made through the use of words or phrases such as "anticipate," "believe," "can," "could," "may," "predict," "potential," "should," "will," "estimate," "plan," "project," "continuing," "ongoing," "expect," "intend" or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. All forward looking statements are necessarily only estimates of future results, and actual results may differ materially from expectations. You are cautioned not to place undue reliance on such statements which should be read in conjunction with the other cautionary statements that are included elsewhere in this report. Further, any forward looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. We have based these forward looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy and financial needs. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward looking statements including, but not limited to:

•	our future profitability, liquidity and capital resources;

•	developments in the world's financial and capital markets and our access to such markets, including reinsurance;

•	retention of our existing certificates of authority in each state and the District of Columbia (D.C.) and our ability to remain a mortgage insurer in good standing in each state and D.C.;

•
changes in the business practices of Fannie Mae and Freddie Mac (collectively, the GSEs), including implementation of and changes to the Private Mortgage Insurer Eligibility Requirements (PMIERs) or decisions that have the impact of decreasing or discontinuing the use of mortgage insurance as credit enhancement;

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

PART I

Item 1. Business
General
NMI Holdings, Inc. (NMIH), a Delaware corporation incorporated in May 2011, provides private mortgage guaranty insurance (which we refer to as "mortgage insurance" or "MI") through its wholly owned insurance subsidiaries. Our primary insurance subsidiary, National Mortgage Insurance Corporation (NMIC), is a qualified MI provider on loans purchased by the GSEs and is licensed in all 50 states and D.C. to issue MI. Our reinsurance subsidiary, National Mortgage Reinsurance Inc One (Re One), solely provides reinsurance to NMIC on certain loans insured by NMIC to meet state statutory coverage limits, as described in Part II, Item 8, Note 16, Regulatory Information - Reinsurance, below. NMIH's wholly owned subsidiary, NMI Services, Inc. (NMIS), provides outsourced loan review services on a limited basis to mortgage loan originators. Our stock trades on the NASDAQ under the symbol "NMIH."
MI protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who generally make down payments of less than 20% of a home's purchase price. By protecting lenders and investors from credit losses, we help facilitate the availability of mortgages to prospective, primarily first-time, U.S. home buyers, thus promoting homeownership while protecting lenders and investors against potential losses related to a borrower's default. MI also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to the GSEs. We are one of six companies in the U.S. who offer MI. Our business strategy is to continue to expand our customer base and write insurance on high quality, low down payment residential mortgages in the U.S. We reported our first quarterly profit for the quarter ended June 30, 2016, and we reported net income of $65.8 million for the year ended December 31, 2016.
We began writing business in April 2013. We had 1,131 master policy holders by the end of 2016, compared to 964 at the end of 2015. Of those master policy holders, 56.4% were delivering business in 2016, compared to 51.9% delivering business in 2015. We had total insurance-in-force (IIF) of $35.8 billion and total risk-in-force (RIF) of $7.9 billion as of December 31, 2016, compared to total IIF of $19.1 billion and total RIF of $3.7 billion as of December 31, 2015. Of total IIF as of December 31, 2016, we had $32.2 billion of primary IIF and $3.6 billion of pool IIF, compared to $14.8 billion of primary IIF and $4.2 billion of pool IIF as of December 31, 2015. As of December 31, 2016, our primary RIF was $7.8 billion compared to primary RIF of $3.6 billion as of December 31, 2015. Pool RIF was $93.1 million as of December 31, 2016 and December 31, 2015.
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
According to statistics published by the U.S. Federal Reserve, the U.S. residential mortgage market is one of the largest in the world, with more than $10 trillion of mortgage debt outstanding as of December 31, 2016. Mortgage origination, guaranty and securitization includes a range of private and government sponsored participants. Private industry participants include mortgage banks, mortgage brokers, commercial, regional and investment banks, savings institutions, credit unions, REITs, mortgage insurers and other financial institutions. Public participants include government agencies such as the FHA, VA and Ginnie Mae, and the GSEs, Fannie Mae and Freddie Mac. The overall U.S. residential mortgage market encompasses both primary and secondary markets. The primary market consists of lenders that originate home loans to borrowers and includes loans made in connection with home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions that buy and sell mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities.
Prior to the 2008 financial crisis, private mortgage insurers accounted for approximately half of the insured mortgage origination market. To stabilize disruption in housing markets, beginning in 2008, the Federal government significantly expanded its role in the mortgage insurance market. Government agencies, including the FHA and the VA, insured increasing percentages of the market as incumbent private insurers came under significant financial stress. As the crisis eased and certain private insurers recovered, private MI began to take a larger role in the insured market, reaching approximately 36% share of insured mortgage originations as of early 2015. Because the private MI industry has adopted risk-based pricing, while the government insurers apply a flat pricing structure, the result has been that government agencies largely insure low-down payment loans carrying credit scores below 720, while private MIs largely insure loans carrying credit scores above this level. Despite broad consensus favoring a greater role for private capital in the residential mortgage industry, governmental insurers' share of the MI market is expected to remain elevated relative to its historical average, particularly because governmental insurance will continue to be a viable option for certain low down payment and higher risk borrowers. As a result of this bifurcation of the insured market, which is reinforced with private MIs' adoption of risk-based pricing, we believe that private MIs compete with the governmental insurers in a narrow segment of the market.
Products and Services
Mortgage Insurance Products
NMIC's residential mortgage insurance products primarily provide first loss protection on low down payment loans originated by residential mortgage lenders and sold to the GSEs and, to a lesser extent, on low down payment loans held by portfolio lenders. NMIC offers the two principal types of MI coverage, "primary" and "pool," which we discuss further below.
The GSEs are the principal purchasers of the mortgages insured by MI companies, primarily as a result of their governmental mandate to provide liquidity in the secondary mortgage market. Freddie Mac's and Fannie Mae's federal charters prohibit them from purchasing a low down payment loan without an authorized form of credit enhancement, including insurance from a qualified MI company, the mortgage seller's retention of at least a 10% participation in the loan or the seller's agreement to repurchase or replace the loan in the event of a default. Lenders who sell their loans to the GSEs must ensure that the MI coverage they purchase from us meets the GSEs' requirements.
Primary Mortgage Insurance
Primary mortgage insurance provides mortgage default protection on individual loans at specified coverage percentages. Primary insurance may be written on (i) a flow basis, in which loans are insured as loan originations occur in individual, loan-by-loan transactions, or (ii) an aggregated basis, in which each loan in a portfolio of loans is individually insured in a single transaction, typically after the loans have been originated. In general, our business as a whole is not seasonal in nature; although, the overall new business opportunity of the private MI market may be impacted by normal seasonal trends in originations of low down-payment mortgages. We currently offer both types of primary mortgage insurance products to our customers. In 2016, all of our new insurance written (NIW) consisted of primary insurance, and we currently expect that most of the insurance that we write in the future will continue to be primary.
Our maximum obligation to an insured with respect to a claim is generally determined by multiplying the coverage percentage selected by the insured by the loss amount on an insured loan. The loss amount includes unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure or sale of the property, all as specified in our master mortgage insurance policy (Master Policy). At the time of a claim, we will typically pay the coverage percentage of the loss amount, but have the option to (i) pay 100% of the loss amount and acquire title to the property, or (ii) if the property is sold prior to settlement of the claim, pay the insured's actual loss up to the maximum level of coverage. We expect that most of our primary insurance will be written on first-lien mortgage loans secured by owner occupied single-family homes, which are one-to-four family homes and condominiums. To a lesser extent, we may also write primary insurance on first-lien mortgages secured by non-owner occupied single-family homes, which are referred to in the home mortgage lending industry as investor loans, and on vacation or second homes.
IIF is the unpaid principal balance of insured loans. RIF is the product of the coverage percentage multiplied by the unpaid principal balance. When a lender purchases our mortgage insurance, it selects a specific coverage level for an insured loan. For loans sold to the GSEs, the coverage percentage must comply with the requirements established by the particular GSE to which the loan is sold. For other loans, the lender makes the determination. We expect our RIF across all policies written to approximate 25% of primary IIF but will vary on an individual loan basis between 6% and 35% coverage. In general, we structure our premium rates so that they increase as the coverage percentage increases, to account for relatively increased levels of risk that are present as the coverage percentages increase. Higher coverage percentages generally result in greater amounts paid per claim relative to policies with lower coverage percentages.
Depending on the requirements of the loan instrument and the lender, the premium payments for primary MI coverage may either be paid by the borrower or the lender. Premium payments borne by the borrower are referred to as borrower paid mortgage insurance (BPMI). Premium payments made directly by the lender are referred to as lender paid mortgage insurance (LPMI). The lender may structure the loan transaction to recover LPMI premiums, including through an increase in the note rate on the mortgage or higher origination fees. In general, premium received on LPMI business is non-refundable. In either case, the payment of premium to us is the responsibility of the insured (i.e., the lender) and not the borrower.
Our premium rates are based on rates and rating rules that we have filed with various state insurance departments. To establish these rates, we use pricing models that assess risk across a spectrum of variables, including coverage percentages, loan-to-value (LTV) ratios, loan and property attributes, and borrower risk characteristics. We generally cannot change premium rates after coverage is established. We have discretion under our rates and rating rules to offer discounts, and we may choose to offer such discounts to lenders who meet our criteria for certain high quality business.
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

In general, we may not terminate MI coverage except when the insured fails to pay premium or for certain material violations of our Master Policy; although, as discussed below, the terms of our Master Policy restrict our rescission rights when certain criteria are met. For monthly or annual policies, MI coverage will continue at the option of the insured lender, by payment of renewal premiums at the renewal rate fixed when the loan was initially insured. Lenders may cancel insurance on a loan at any time at their option or because of mortgage repayment, which may be accelerated because a borrower refinances a mortgage or sells the property. The GSEs' guidelines generally provide that a borrower on a GSE-owned loan meeting certain conditions may require the mortgage servicer to cancel BPMI upon the borrower's request when the principal balance of the loan is 80% or less of the property's current value. The federal Homeowners Protection Act of 1998 (HOPA) also requires the automatic termination of BPMI on most loans when the LTV ratio (based upon the loan's original amortization schedule) reaches 78%, and provides for cancellation of BPMI upon a borrower's request when the LTV ratio (based on the original value of the property) reaches 80%, upon satisfaction of the conditions set forth in the HOPA. In addition, some states impose their own notice and cancellation requirements on mortgage loan servicers.
Master Policy and Independent Validation
The terms of our primary mortgage insurance coverage are governed by our Master Policy and its related endorsements, which we issue to each approved lender with which we do business. The Master Policy sets forth the terms and conditions of our MI coverage, including, among others, coverage terms, premium payment obligations, exclusions or reductions in coverage, rescission and rescission relief provisions, policy administration requirements, conditions precedent to payment of a claim and loss payment procedures. When a lender delivers insurable loans to us for coverage, we issue certificates to the lender that extend coverage under the Master Policy to such loans. See "Business - Underwriting," below for a description of our underwriting processes.
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

We originate primary mortgage insurance coverage through our delegated and non-delegated underwriting programs, as discussed below in "Business - Underwriting." A lender who desires 12-month rescission relief on its non-delegated loans is required to submit additional loan documents after a loan closes for our post-close independent validation. Lenders who do not submit all of the post-closing documents required to obtain 12-month rescission relief will receive 36-month rescission relief on their non-delegated loans. Delegated lenders who desire 12-month rescission relief on loans we insure must submit a full loan file (which contains all information and documentation required by the traditional underwriting process, as well as required post-closing documents) to us within 60 days of the loan's coverage effective date. We refer to this independent validation process as our "Delegated Assurance Review" or "DAR" process. Through DAR, we provide 12-month rescission relief on all loans that successfully pass through our post-close underwriting reviews of mortgage insurance decisions made by our customers under their delegated authority. Delegated lenders that do not desire 12-month rescission relief are not required to submit loan files to us through our DAR process, but instead receive 36-month rescission relief, and their loans are subject to our statistical quality control process. See "Business - Enterprise Risk Management - Credit Risk - Underwriting, Servicing and Quality Control Audits," below.
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
Loan Review Services
We offer outsourced loan review services to mortgage loan originators on a limited basis through NMIS. As a part of these services, NMIS assesses whether data and documents provided by the customer relating to a mortgage loan application comply with the originator's loan underwriting guidelines. These services are provided for loans that require MI, as well as for loans that do not require MI. Under the terms of its loan review agreements, NMIS provides its customers with limited indemnification against losses incurred by those customers if NMIS makes certain material loan review errors. The indemnification may be in the form of monetary or other remedies, subject to per loan and annual limitations. NMIS currently utilizes third party service providers to conduct loan review services.
Customers
Our sales strategy is focused on expanding relationships with existing customers and attracting new mortgage originator customers in the U.S. We classify our customers into two primary categories, which we refer to as "National Accounts" and "Regional Accounts." We define National Accounts as the most significant residential mortgage originators as determined by volume of their own "retail" originations as well as volume of insured business they may acquire from other originators through their "correspondent channels." These National Accounts generally originate loans through their retail channels as well as purchase loans from "correspondents," other mortgage originators who we would generally classify as Regional Accounts, as described below. National Accounts primarily sell their loans to the GSEs or, less frequently, to private label secondary markets or they may hold the loans in their own portfolios. We service these customers with a specialized team of National Account sales professionals who have experience supporting and developing business from this segment. The Regional Accounts originate mortgage loans on a local or regional level throughout the country. Some of these Regional Accounts have origination platforms across multiple regions; however, their primary lending focus is local. They sell the majority of their originations to National Accounts, but Regional Accounts may also retain loans in their portfolios or sell portions of their production directly to the GSEs. Our nationwide and regional sales teams address the Regional Accounts segment of the market.
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
As of December 31, 2016, we had active customer relationships with 26 of the top 40 lenders and expect to develop additional active customer relationships. We believe our most significant growth opportunity is within the large and fragmented market of Regional Accounts, which includes the top correspondent lenders.
The GSEs, as major purchasers of conventional mortgage loans in the U.S., are the primary beneficiaries of our mortgage insurance coverage. As a result, the private MI industry in the U.S. is highly dependent on the GSEs and is driven in large part by the requirements and practices of the GSEs. See "Business - U.S. Mortgage Insurance Regulation - GSE Oversight," below. Revenues from our customers have been generated in the U.S. only.
Customers exceeding 10% of consolidated revenues
In 2016, the premiums earned by NMIC from Quicken Loans Inc. exceeded 10% of our consolidated revenues.
Sales and Marketing and Competition
Sales and Marketing
Our sales and marketing efforts are designed to establish and maintain quality customer relationships through effective communication of our product offerings. Our sales force is strategically deployed throughout the U.S. to directly service our customers. We support our sales force and seek to increase acquisition of new customers and greater market share from existing customers by targeted product development, improving our brand awareness through advertising and marketing campaigns, customer training programs, website enhancements, mobile technology and sponsorship of industry and educational events. NMIC's product development and marketing department has primary responsibility for the creation, launch and management of our MI products. Our sales force consists of qualified mortgage professionals that generally have well-established relationships with industry leading lenders and significant experience in both MI and mortgage lending.
Competition
Our competition includes other private mortgage insurers, governmental agencies that sponsor government-backed mortgage insurance programs and other alternatives designed to eliminate the need for private mortgage insurance, such as piggy-back loans or risk sharing arrangements that do not include MI. The U.S. MI industry is highly competitive, and currently consists of six active private mortgage insurers, including NMIC, Arch Mortgage Insurance Company (Arch), Essent Guaranty (Essent), Genworth Mortgage Insurance Corporation (Genworth), Mortgage Guaranty Insurance Corporation (MGIC), and Radian Guaranty Inc. (Radian). Arch's parent company, Arch Capital Group Ltd., announced that, as of January 1, 2017, it had completed the acquisition of another MI company, United Guaranty Corporation (UG), and that Arch and UG would thereafter operate as one company under common management.
With six private MI companies actively competing for business from the same residential mortgage originators, it is important that we continue to differentiate ourselves from the other companies who sell substantially similar products as ours. We compete with other private mortgage insurers based on our terms of coverage, underwriting guidelines, customer service (including speed of MI underwriting and decision making), ancillary products and services (including training and, on a limited basis, loan review services), financial strength, information security, product features, pricing, operating efficiencies, customer relationships, name recognition, reputation, the strength of management teams and field organizations, ability to generate effective management and customer reports based on comprehensiveness of our databases covering insured loans, effective use of technology, innovation in the delivery and servicing of insurance products and ability to execute.
We and other private mortgage insurers also compete directly with federal and state governmental and quasi-governmental agencies that sponsor government-backed mortgage insurance programs, principally the FHA and, to a lesser degree, the VA. Historically, these agencies' market share has ranged from 36-64% of low down payment residential mortgages that were subject to governmental and private mortgage insurance, but increased to approximately 85% in 2009 in the wake of the most recent housing crisis, according to statistics reported by Inside Mortgage Finance. Thereafter, the combined market share of governmental agencies has declined from its high, a trend that we believe has been positive for the MI industry; however, their share remains substantially above the low of approximately 23% in 2007. Although there has been broad policy consensus toward the need for private capital to play a larger role and government credit risk to be reduced in the U.S. housing finance system, it remains difficult to predict whether the combined market share of governmental agencies such as the FHA and VA will recede to historical levels. In 2015, the FHA reduced some of its single-family annual mortgage insurance premiums, which had the effect of maintaining the FHA's elevated market share and continuing the increased role of government in the mortgage insurance market. In January 2017, the FHA announced further reductions to its annual premiums; however, before such reductions could take effect, the FHA announced that the cuts were suspended indefinitely. To date, we have not experienced any significant impact from the 2015 premium reduction on our business. With the new Trump Administration, it remains uncertain whether FHA will ultimately adopt the suspended reductions or otherwise reduce its mortgage insurance premiums again, or eliminate the non-cancelability of premiums, or whether Congress will continue to consider legislation to reform the FHA. Since the 2015 FHA rate reduction, we have observed that there are factors beyond premium rate that influence a lender's decision to choose private MI over FHA insurance, including among others, the FHA's loan eligibility requirements and loan size limits and the relative ease of use of private MI products compared to FHA products. We believe our pricing continues to be more attractive than the FHA's pricing for a substantial majority of borrowers with credit and loan characteristics similar to those whose loans we insure, and we have developed sales strategies designed to demonstrate to our customers where our products and risked-based rates are more favorable.
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
We utilize USPs with which we have outsourcing agreements to perform the majority of our post-close reviews of delegated decisions (i.e., the DAR process, as discussed above in "- Mortgage Insurance"). If one of our USPs determines that a loan is ineligible for coverage, we will review the results to determine if we agree with our vendor before giving notice of cancellation of coverage to our insured. In addition to this review, on a quarterly basis, we also perform routine quality control reviews of a statistically relevant sample of our post-close reviews.

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
Enterprise Risk Management
In accordance with established policies and procedures, we identify, assess, monitor and manage the following enterprise risks in our MI business: credit risk, market risk and operational risk. Management of these risks is an interdepartmental endeavor including specific operational responsibilities and ongoing senior management oversight. Our internal audit function, which reports to the Audit Committee of our Board of Directors (Board), provides independent ongoing assessments of our management of certain of these enterprise risks and reports on those risks to our Board's Risk Committee. Our internal audit function may engage external resources from time to time to assist us in assessing enterprise risks and our related control and monitoring processes. The Board's Risk Committee is responsible for oversight and review of information regarding the Company's enterprise risk management approach, including the significant policies, procedures and processes to manage and mitigate risks that pose a material threat to the viability of the Company.
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
Credit Policy, Underwriting Guidelines and Pricing
We manage our insurance portfolio's credit risk by the use of several loan eligibility matrices which describe the maximum LTV, minimum borrower credit score, maximum loan size, property type and occupancy status of loans that we will insure. Our loan eligibility matrices as well as all of our detailed underwriting guidelines are contained in our Underwriting Guideline Manual that is publicly available on our website. Our eligibility criteria and underwriting guidelines are designed to mitigate the layered risk inherent in a single insurance policy. "Layered risk" refers to the accumulation of borrower, loan risk and property risk. For example, we have higher credit score and lower maximum allowed LTV requirements for riskier property types, such as investor properties, compared to owner-occupied properties. We also manage our credit risk with our post-close independent validation processes in both our delegated and non-delegated channels, as described above under "Business - Mortgage Insurance Products - Primary Mortgage Insurance - Master Policy and Independent Validation." Our pricing policies also help mitigate credit risk in the form of higher premium rates for loan features or borrower characteristics associated with historically higher default rates.
Lender Approval, Monitoring and Management
We maintain lender approval guidelines, including requirements that a lender has experienced management, sound operations and underwriting controls, and appropriate escalation and exception policies and procedures. If a lender originates wholesale loans, we review how that lender manages and controls its authorized brokers. We monitor our lender customers by analyzing trends of many factors, primarily focusing on a lender's underwriting performance.  We also assess our lenders' loan concentrations (e.g., LTVs, credit score, geography and loan purpose) and review their loan manufacturing processes. If we detect a trend that needs to be addressed, we attempt to identify the root cause of the issue and work to develop an agreed upon action plan with the lender, particularly for a lender that has delegated underwriting authority.
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
When an insured lender has perfected a claim by delivering all documents and information we require to adjust a claim, within 60 days of the claim perfection date, we have the option of either (i) paying up to the coverage percentage specified for that loan, with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property (the percentage option), or (ii) paying 100% of the insured's loss on the loan in exchange for the insured's conveyance of good and marketable title to the property to us. If we exercise the latter option, we will market and sell the acquired property and retain all proceeds. We have opted to exercise the percentage option for all of our settled claims to date.
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
Loss Mitigation
Before paying a valid claim, we will review the loan and servicing files to determine the appropriateness of the claim amount. Our Master Policy provides that we can reduce or deny a claim if the servicer did not comply with its obligations required by our policy, including the requirement to mitigate losses through reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reductions "curtailments." In addition, the claims submitted to us may include costs and expenses not covered by our insurance policies, such as mortgage insurance premiums, hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired. Generally, we expect these other adjustments to reduce claim amounts by less than the amount of curtailments.
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
We have agreed with the GSEs that they and their approved servicers have the right to approve certain transactions, consistent with the terms of the applicable delegation agreement, including pre-foreclosure sales, deeds-in-lieu of foreclosure and loan modifications for all Fannie Mae or Freddie Mac owned loans that we insure.  Fannie Mae and Freddie Mac and their approved servicers will report all relevant information regarding these approvals to us and proceeds from borrower contributions will be shared between the GSE and us on a pro rata basis, as defined in our Master Policy.
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
We will also establish reserves to provide for the estimated costs of settling claims, general expenses of administering the claims settlement process, legal fees and other fees (claim adjustment expenses), and for claims and claim adjustment expenses from defaults that we estimate have occurred, but which have not yet been reported to us. We refer to the latter as incurred but not reported or "IBNR" reserves. Consistent with industry accounting practices, we do not establish claim or IBNR reserves for estimated potential defaults that have not occurred but that may occur in the future. For further discussion of our claim reserving policy and process, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Reserve for Claims and Claims Expenses."
The processes described above to calculate loss and IBNR reserves are applicable only to loans that have been in default at least 60 days.  At the end of each fiscal quarter, we also perform an analysis on our entire portfolio of insured loans, including performing loans, to determine if we are required to establish a premium deficiency reserve. We would establish a premium deficiency reserve when the net present value of expected future losses for a particular product and the expenses for such product exceeds the net present value of expected future premiums and existing reserves for such product. Our evaluation of premium deficiency is based on our best estimates of future losses, expenses and premiums. The evaluation of premium deficiency requires significant judgment by management and depends upon many assumptions, including assumptions regarding future macroeconomic conditions.
Reinsurance
Certain states limit the amount of risk a mortgage insurer may retain on a single loan to 25% of the borrower's indebtedness and, as a result, the portion of such insurance in excess of 25% must be reinsured. NMIC uses reinsurance provided by Re One solely for purposes of compliance with statutory coverage limits.
In September 2016, in order to continue to grow our business and manage insurance risk and our minimum required assets under the financial requirements of the PMIERs (the GSEs' MI eligibility requirements), we entered into a quota-share reinsurance transaction with a panel of third-party reinsurers, subject to certain conditions (2016 QSR Transaction). Each of the third-party reinsurers has an insurer financial strength rating of A- or better by Standard and Poor’s Rating Services (S&P), A.M. Best or both. The GSEs and the Wisconsin Office of the Commissioner of Insurance (Wisconsin OCI) approved the 2016 QSR Transaction (subject to certain conditions), giving full capital credit under PMIERs and statutory accounting principles, respectively, for the risk ceded under the agreement. The credit that we receive under PMIERs is subject to periodic review by the GSEs.
Under the 2016 QSR Transaction, effective September 1, 2016, NMIC agreed to cede premiums related to:

•	25% of existing risk written on eligible policies as of August 31, 2016;

•	100% of our existing risk under our pool agreement with Fannie Mae; and

•	25% of risk on eligible policies written from September 1, 2016 through December 31, 2017.
For further discussion of our 2016 QSR Transaction, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Conditions and Trends Impacting our Business - New Insurance Written, Insurance in Force and Premiums - Effect of reinsurance on our results."

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

We utilize and develop technology to support future growth while realizing current operating efficiencies throughout our enterprise. We also achieve operating efficiencies by outsourcing certain areas of our information technology functions. Our IT systems architecture strategy incorporates Cloud (systems connected via the Internet) and Software as a Service technology in a number of areas to provide scalability and flexibility.
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
Investment Portfolio
As an insurance company, we maintain a large portfolio of cash and investments to back our IIF. We also maintain cash and investments in our holding company to service our debt and for operating needs. Our portfolio consists entirely of cash, cash equivalents, such as investments in money market funds or commercial paper, and other fixed income securities. While our portfolio is managed day-to-day by a third-party investment management company, Wells Capital Management, Inc., we maintain overall control over investment decisions based on our investment policy. Consistent with Wisconsin law, our investment policy emphasizes preservation of capital, as well as total return. Our investment policy imposes concentration limits by asset type, credit rating, and issuer, as well as guidelines for duration relative to a benchmark. All securities in the portfolio must be U.S. dollar-denominated and have the National Association of Insurance Commissioners (NAIC) '1' or '2' designation or investment grade rating by Moody's, S&P or Fitch at time of purchase. Our investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and our existing or anticipated financial condition and operating requirements, including our tax position.
Employees
As of December 31, 2016, we had 276 full-time employees. None of our employees are parties to a collective bargaining agreement. We utilize a third-party professional employer organization to manage our payroll administration and related compliance requirements.

Available Information
Our principal office is located at 2100 Powell Street, 12th floor, Emeryville, CA 94608. Our main telephone number is (855) 530 - NMIC (6642), and our website address is www.nationalmi.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). In addition, a written copy of the Company's Business Conduct Policy, containing our code of ethics that is applicable to all of our directors, officers and employees, is available on our website. Information contained or referenced on our website is not incorporated by reference into, and does not form a part of, this report.

U.S. MORTGAGE INSURANCE REGULATION
As discussed below, private MI companies operating in the U.S. are subject to comprehensive state and federal regulation and to significant oversight by the GSEs, the primary beneficiaries of our insurance coverage. NMIC and Re One are directly regulated by our domiciliary and primary regulator, the Wisconsin Office of the Commissioner of Insurance and by state insurance departments in each state in which these companies are licensed. We are also significantly impacted and, in some cases, directly regulated by federal laws and regulations affecting the housing finance system.
We believe that a strong, viable private MI market is a critical component of the U.S. housing finance system. We routinely meet with regulatory agencies, including our state insurance regulators and the Federal Housing Finance Agency (FHFA), the GSEs, our customers and other industry participants to promote the role and value of private mortgage insurance and exchange views on the U.S. housing finance system. We believe we have an open dialogue with the Wisconsin OCI and often share our views on current matters regarding the MI industry. We actively participate in industry discussions regarding potential changes to the laws impacting MIs and the regulatory environment. We intend to continue to promote legislative and regulatory policies that support a viable and competitive private MI industry and a well-functioning U.S. housing finance system. We are a member of U.S. Mortgage Insurers (USMI®), an organization formed to promote the use of private MI as a credit risk mitigant in the U.S. residential mortgage market.
GSE Oversight
The GSEs are the principal purchasers of mortgages insured by MI companies. As a result, the nature of the private MI industry in the U.S. is driven in large part by the requirements and practices of the GSEs, which include:

•	the PMIERs, including operational, business and remedial requirements and minimum capital levels applicable to GSE-qualified MI providers;

•
the underwriting standards that determine what loans are eligible for purchase by the GSEs, which affects the quality of the risk insured by the mortgage insurer and the availability of mortgage loans;

•	the terms that the GSEs require to be included in MI policies for loans that they purchase, including terms governing rescission relief;

•	the level of MI coverage, subject to the requirements of the GSEs' charters, as to when MI is used as the required credit enhancement on low down payment mortgages;

•	the amount of loan level delivery fees (which result in higher costs to borrowers) that the GSEs assess on loans that require MI, which impacts private MI providers' ability to compete with FHA;

•
the terms on which the GSEs offer lenders relief on their representations and warranties made to a GSE at the time of sale of a loan to a GSE, which creates pressure on private MIs to alter their rescission rights to conform to the GSE relief;

•	loss mitigation programs established by the GSEs that impact insured mortgages and the circumstances under which servicers must implement such programs;

•	the maximum loan limits of the GSEs in comparison to those of the FHA and other investors; and

•	the availability and scope of different loan purchase programs from the GSEs that allow different levels of MI coverage.
In January 2013, the GSEs approved NMIC as a qualified mortgage insurer (as defined in the PMIERs, an Approved Insurer). (Italicized terms have the same meaning that such terms have in the PMIERs.) As an Approved Insurer, NMIC is subject to ongoing compliance with the PMIERs. The PMIERs establish operational, business, remedial and financial requirements applicable to Approved Insurers. The GSEs have significant discretion under the PMIERs as well as a broad range of consent rights and notice requirements with respect to various actions of an Approved Insurer. The PMIERs financial requirements prescribe a risk-based capital methodology whereby the amount of capital required to be held against each insured loan is determined based on certain risk characteristics, such as FICO, vintage (year of origination), performing vs. non-performing (i.e., current vs. delinquent), LTV and other risk features. An asset charge is calculated for each insured loan based on its risk profile. In general, higher quality loans carry lower capital charges.

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
By April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. As of December 31, 2016, NMIC had sufficient assets to meet the PMIERs financial requirements, and we expect to certify to the GSEs by April 15, 2017 that NMIC fully complied with the PMIERs as of December 31, 2016. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of its failure to meet one or more of the PMIERs requirements. We continuously monitor our compliance with the PMIERs.
State Mortgage Insurance Regulation
Certificates of Authority
NMIC holds a certificate of authority, or insurance license, in all 50 states and D.C. As a licensed insurer in these jurisdictions, NMIC is subject to ongoing financial reporting and disclosure requirements relating to its business, operations, management or affiliate arrangements.
State Insurance Laws
NMIH, NMIC and Re One are subject to comprehensive regulation by state insurance departments. As mandated by certain state insurance laws, MI companies are generally restricted to writing only MI business. We understand that the primary purpose underlying this restriction, which is referred to in the industry as a "monoline" requirement, is to make it easier for regulators to assess the overall risk in an MI's insurance portfolio and to determine its capital adequacy under varying economic scenarios. State insurance laws and regulations are principally designed for the protection of insured policyholders rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to insurance regulatory officials to examine insurance companies and interpret and/or enforce rules or exercise discretion affecting almost every significant aspect of the insurance business.
In general, state insurance regulation of our business relates to:

•	licenses to transact business;

•	policy forms;

•	premium rates;

•	insurable loans;

•	annual and quarterly financial reports prepared in accordance with statutory accounting principles;

•	determination of loss, unearned premium and contingency reserves;

•	minimum capital levels and adequacy ratios;

•	affiliate transactions;

•	reinsurance requirements;

•	limitations on the types of investment instruments which may be held in an investment portfolio;

•	the size of risks and limits on coverage of individual risks which may be insured;

•	special deposits of securities;

•	shareholder dividends;

•	insurance policy sales practices; and

•	claims handling.

As an insurance holding company, NMIH is registered with the Wisconsin OCI, which is NMIC and Re One's primary regulator, and must provide certain information to the Wisconsin OCI on an ongoing basis, including insurance holding company annual audited consolidated financial statements. We, as an insurance holding company, and each of our affiliates, are prohibited from engaging in certain transactions with our insurance subsidiaries without disclosure to, and in some instances, prior approval by the Wisconsin OCI. Like other states, Wisconsin regulates transactions between domestic insurance companies and their controlling shareholders or affiliates. Under Wisconsin law, all transactions involving us, or an affiliate, and an insurance subsidiary, must conform to certain standards including that the transaction is "reasonable and fair" to the insurance subsidiary. Wisconsin law also provides that disclosure of certain transactions must be filed with the Wisconsin OCI at least 30 days before the transaction is entered into and that these transactions may be disapproved by the Wisconsin OCI within that period.
Wisconsin's insurance regulations generally provide that no person may merge with or acquire control (which is defined as possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract, by common management or otherwise) of us or our insurance subsidiaries unless the merger or transaction in which control is acquired has been approved by the Wisconsin OCI. Wisconsin law provides for a rebuttable presumption of control when a person owns or has the right to vote, directly or indirectly, more than 10% of the voting securities of a company. Pursuant to applicable Wisconsin regulations, voting securities include securities convertible into or evidencing the right to acquire securities with the right to vote. For purposes of determining whether control exists, the Wisconsin OCI may aggregate the direct or indirect ownership of us by entities under common control with one another. Notwithstanding the presumption of control, any person or persons acting in concert or whose shares may be aggregated for purposes of determining control, may file a disclaimer of affiliation with the Wisconsin OCI if such person or persons do not intend to control or direct or influence the management of a domestic insurer. Such disclaimer will become effective unless it is expressly "disapproved" by the OCI within 30 days. In addition, the insurance regulations of certain states require prior notification to the state's insurance department before a person acquires control of an insurance company licensed in such state. An insurance company's licenses to conduct business in those states could be affected by any such change in control.
Our insurance subsidiaries are subject to Wisconsin statutory requirements as to maintenance of minimum policyholders' surplus and payment of dividends or distributions to shareholders. Under Wisconsin law, our insurance subsidiaries may pay "ordinary" shareholder dividends with 30 days' prior notice to the Wisconsin OCI. Ordinary dividends are defined as payments or distributions to shareholders in any 12-month period that do not exceed the lesser of (i) 10% of statutory policyholders' surplus as of the preceding calendar year end or (ii) adjusted statutory net income. Adjusted statutory net income is defined for this purpose to be the greater of the following:

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

In addition, our insurance subsidiaries may make or pay "extraordinary" shareholder dividends (i.e., amounts in excess of ordinary dividends) only with the prior approval of the Wisconsin OCI.
In addition to Wisconsin, other states may limit or restrict our insurance subsidiaries' ability to pay shareholder dividends. For example, California and New York prohibit MI companies licensed in such states from declaring dividends except from undivided profits remaining above the aggregate of their paid-in capital, paid-in surplus and contingency reserves. In addition, Florida requires MI companies to hold capital and surplus not less than the lesser of (i) 10% of its total liabilities, or (ii) $100 million. It is possible that Wisconsin will adopt revised statutory provisions or interpretations of existing statutory provisions that will be more or less restrictive than those described above or will otherwise take actions that may further restrict the ability of our insurance subsidiaries to pay dividends or make distributions or returns of capital.
MI companies licensed in Wisconsin are required to establish a contingency loss reserve for purposes of statutory accounting, with annual contributions equal to the greater of (i) 50% of net earned premiums for such year or (ii) the minimum policyholders' position (as described below) relating to NIW in the period, divided by 7. These amounts cannot be withdrawn for a period of 10 years, except as permitted by insurance regulations. With prior approval from the Wisconsin OCI, an MI company may make early withdrawals from the contingency reserve when incurred losses for a calendar quarter exceed the greater of either (i) 35% of net premiums earned in a calendar year or (ii) 70% of the annual amount contributed to the contingency loss reserve.
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
We compute RTC ratios for each of our insurance subsidiaries, as well as for our combined insurance operations. The RTC ratio is our net RIF divided by our statutory capital. Our net RIF includes both direct and assumed primary and pool RIF, less risk ceded and excluding risk on policies that are currently in default and for which loss reserves have been established. Wisconsin requires an MI company to maintain a "minimum policyholders' position" as calculated in accordance with the applicable regulations. Policyholders' position, which is also known as statutory capital, is generally the sum of statutory policyholders' surplus (which increases as a result of statutory net income and contributions and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve. Under statutory accounting rules, the contingency reserve is reported as a liability on the statutory balance sheet; however, for purposes of statutory capital and RTC ratio calculations, it is included in capital.
State insurance regulators also have the authority to make changes to capital requirements. The NAIC has formed a working group to develop and recommend more robust regulations governing mortgage insurance, including, among other things, strengthened capital requirements, underwriting standards, claims practices and market conduct regulation. We, along with other MI companies, are working with the Mortgage Guaranty Insurance Working Group of the Financial Condition (E) Committee of the NAIC (the Working Group). The Working Group will determine and make a recommendation to the Financial Condition (E) Committee of the NAIC as to what changes the Working Group believes are necessary to the solvency and market practices regulation of MI companies, including changes to the Mortgage Guaranty Insurers Model Act (Model #630). The Working Group has proposed a draft revised Model Act that contains risk-based capital requirements, which we and the MI industry are evaluating. We have provided feedback to the Working Group since early 2013, including comments on the risk-based capital approach.
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
MI premium rates are subject to prior approval in certain states, which requirement is designed to protect policyholders against excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. In these states, any change in premium rates must be justified, generally on the basis of the insurer's loss experience, expenses and future trend analysis. Trends in mortgage default rates are also considered.
State insurance receivership law, not federal bankruptcy law, would govern any insolvency or financially hazardous condition of our insurance subsidiaries. The Wisconsin OCI has substantial authority to issue orders or seek to control a state insurance receivership proceeding to address the insolvency or financially hazardous condition of an insurance company that it regulates. Under Wisconsin law, the Wisconsin OCI has substantial flexibility to restructure an insurance company in a receivership proceeding. The Wisconsin OCI is obligated to maximize the value of an insolvent insurer's estate for the benefit of its policyholders. In all insurance receiverships under state insurance law, policyholder claims are prioritized relative to the claims of shareholders.
Other U.S. Regulation
Federal laws and regulations applicable to participants in the housing finance industry, including mortgage originators and servicers, purchasers of mortgage loans, such as the GSEs, and governmental insurers or guarantors such as the FHA and VA, directly and indirectly impact private mortgage insurers. Changes in federal housing legislation may have significant effects on the demand for MI and, therefore, may materially affect our business.
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

Housing Finance Reform
The Federal government currently plays a dominant role in the U.S. housing finance system through the GSEs and the FHA, VA and Ginnie Mae. There is broad policy consensus toward the need for private capital to play a larger role and government credit risk to be reduced. However, to date there has been a lack of consensus with regard to the specific changes necessary to return to a larger role for private capital and how small the eventual role of government should become. On September 6, 2008, the FHFA used its authorities to place the GSEs into conservatorship. As the GSEs' conservator, the FHFA has the authority to control and direct the GSEs' operations, and the FHFA's policy objectives can result in changes to the GSEs' requirements and practices. With the GSEs in a prolonged conservatorship, there has been ongoing debate over the future role and purpose of the GSEs in the U.S. housing market. Since 2011, there have been numerous legislative proposals intended to incrementally scale back or eliminate the GSEs (such as a statutory mandate for the GSEs to transfer mortgage credit risk to the private sector) or to completely reform the housing finance system. Congress, however, has not enacted any legislation to date. Passage and timing of comprehensive GSE reform legislation or incremental change is uncertain, making the actual impact on us and our industry difficult to predict. With the new Trump Administration and Republican majority in Congress (including the resulting control of key committees addressing GSE reform), there is a possibility for greater consensus, although much uncertainty remains regarding the details of any reform as well as when it would be enacted or implemented. Any such changes that come to pass could have a significant impact on our business.
FHA Reform
We compete with the single-family mortgage insurance programs of the FHA, which is part of the U.S. Department of Housing and Urban Development (HUD). The FHA's role in the mortgage insurance industry is significantly dependent upon regulatory developments. During the most recent housing downturn, the FHA began to capture an increasing share of the high-LTV market, which share has not receded to the lower levels FHA transacted prior to the financial crisis. Since 2012, there have been several legislative proposals intended to reform the FHA; however, no legislation has been enacted to date. In 2015, the FHA reduced some of its annual mortgage insurance premiums by 50 basis points, which had the effect of maintaining the FHA's elevated market share and continuing the increased role of government in the mortgage insurance market. In January 2017, the FHA announced further reductions to its annual premiums; however, before such reductions could take effect, the FHA announced that the cuts were suspended indefinitely. With the new Trump Administration, it remains uncertain whether FHA will ultimately adopt the suspended reductions or otherwise reduce its mortgage insurance premiums again, or eliminate the non-cancelability of premiums, or whether Congress will continue to consider legislation to reform the FHA. The prospects for further unilateral FHA action on premium or passage of FHA reform legislation in either the House or Senate, and how differences in proposed reforms between the House and Senate might be resolved in any final legislation, remain uncertain.
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
Ability-to-Repay Rule
The Dodd-Frank Act Ability to Repay (ATR) mortgage provisions govern the obligation of lenders to determine the borrower's ability to pay when originating a mortgage loan covered by the rule.  The ATR rule went into effect on January 10, 2014. A subset of mortgages within the ATR rule are known as "qualified mortgages" (QM). For a mortgage loan to be a QM, the rule first prohibits certain loan features, such as negative amortization, points and fees in excess of 3% of the loan amount, and terms exceeding 30 years. The rule promulgated by the CFPB also establishes underwriting criteria for QMs including that a borrower must have a total DTI ratio of less than or equal to 43%. The ATR rule provides that a first mortgage loan meeting the QM definition bearing an annual percentage rate no greater than 1.5% plus a prevailing market rate is regarded as complying with ATR requirements, while an otherwise qualifying QM first mortgage loan that bears an annual percentage rate of greater than 1.5% plus a prevailing market rate will carry a rebuttable presumption of compliance with the ATR rule. Consequently, QMs under the rule benefit from a statutory presumption of compliance with the ATR rule, thus potentially mitigating the risk of the liability of the creditor and assignees of the loan under TILA.
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

The Dodd-Frank Act also gave statutory authority to HUD, the VA, U.S. Department of Agriculture and Rural Housing Service to develop their own definitions of “QM.” In December 2013, HUD developed its own definition of QM to govern FHA-insured loans that was less restrictive on certain underwriting requirements than that which governs loans for which the CFPB’s ATR rule governs. The VA issued its ATR standards and QM definition on May 9, 2014, and the Rural Housing Service's QM definition became effective June 2016. To the extent lenders find that the HUD definition of QM is more favorable to certain segments of their borrowers, our business may be negatively impacted.
We expect that most lenders will continue to be reluctant to make loans that do not qualify as QMs (either under the rules' specific underwriting guidelines, GSE underwriting guidelines or the HUD definition of a QM) because absent full compliance with the ATR rule, such loans will not be entitled to a "safe-harbor" presumption of compliance with the ability-to-pay requirements.
The ATR rule may continue to impact the mortgage insurance industry in several ways. First, the ATR rule has given rise to a subset of borrowers who cannot meet the regulatory QM standards, thus reducing the size of the mortgage market tied to such borrowers. Second, under the ATR rule, if the lender requires the borrower to purchase MI payable monthly, then the MI premiums are included in monthly mortgage costs in determining the borrower's ability to repay the loan.
Third, under the ATR rule, mortgage insurance premiums that are payable at or prior to consummation of the loan are includible in points and fees for purposes of determining QM status unless, and to the extent that, such up-front premiums (UFP) are (i) less than or equal to the UFP charged by the FHA and (ii) are automatically refundable on a pro rata basis upon satisfaction of the loan. (The FHA currently charges UFP of 1.75% on all residential mortgage loans, but it has the authority to change its UFP from time to time.) As inclusion of MI premiums towards the 3% cap will reduce the capacity for other points and fees in covered transactions, mortgage originators are less likely to purchase single premium BPMI products to the extent that the associated premiums are deemed to be points and fees. In general, LPMI premiums are not counted in the consideration of the borrower's monthly payment or in the 3% points and fees determination.
Qualified Residential Mortgage Rule
The Dodd-Frank Act generally provides that an issuer of an asset-backed security or a person who organizes and initiates an asset-backed transaction (a securitizer) must retain at least 5% of the risk associated with securitized mortgage loans. This risk retention requirement does not apply to mortgage loans that are Qualified Residential Mortgages (QRMs) or that are insured by the FHA or another federal agency. By exempting QRMs from the risk-retention requirement, the cost of securitizing these mortgages would be reduced, thus providing a market incentive for the origination of loans that are exempt from the risk-retention requirement.
The Dodd-Frank Act required certain federal regulators to promulgate regulations providing for minimum credit risk-retention requirements in securitizations of residential mortgage loans that do not meet the definition of QRM. Congress directed these regulators to define QRM no broader than the definition of QM, which is discussed above. The agencies' final QRM rule became effective February 23, 2015. The QRM rule provides for the required risk retention of 5%, and as directed by Congress, excludes QM from the risk retention requirements. In addition, the rule excludes from the risk retention rule mortgage-backed securities issued by Fannie Mae or Freddie Mac as a sponsor, during the duration of the GSEs' conservatorships, or by any limited-life regulatory entity succeeding to either GSE. To benefit from the exemption from risk retention, the GSEs in conservatorship and/or any limited life regulatory entity, as the sponsors, must fully guarantee the timely payment of principal and interest on all mortgage-backed securities issued.
We, and the industry, continue to evaluate the final QRM rule and its impact, if any, on the MI industry. The potential impact depends on, among other things, the mortgage finance market's reaction to the final rule on and after the rule's effective date, including whether the final rule will affect the size of the high-LTV mortgage market and the extent to which the GSEs' mortgage purchase and securitization activities become a smaller portion of the overall market and securitizations subject to the risk retention requirements and the QRM exemption become a larger part of the mortgage market. To date, although it has been two years since its adoption, we have not observed any material increase in private securitizations of either QRM or non-QRM loans.
Basel III
The Basel Capital Accord, as updated, sets out international benchmarks for assessing banks' capital adequacy requirements, which, among other factors, governs the capital treatment of MI purchased and held on balance sheet by domestic and international banks in respect of their residential mortgage loan origination and securitization activities. In July 2013, U.S. banking regulators promulgated regulations to implement significant elements of the Basel framework, which we refer to as Basel III. The effective date for the U.S. Basel III regulations was January 1, 2014, although the majority of its provisions are subject to phase-in periods of up to five years.

Under the "Standardized Approach" in the U.S. Basel III capital rules, loans secured by one-to-four-family residential properties (residential mortgage exposures) receive a 50% or 100% risk weight. Generally, first lien residential mortgage exposures that are prudently underwritten, including with respect to regulatory standards for LTV limits, and that are performing according to their original terms receive a 50% risk weight, while all other residential mortgage exposures are assigned a 100% risk weight. The banking regulators clarified in a set of frequently asked questions issued in March 2015 that LTV ratios can account for private MI in determining whether a loan is made in accordance with prudent underwriting standards for purposes of receiving a 50% risk weight. A mortgage exposure guaranteed by the federal government through the FHA or VA will have a risk weight of 20%.
In December 2014, the Basel Committee on Banking Supervision (Basel Committee) issued a proposal for further revisions to Basel III's Standardized Approach for credit risk. The proposal sets forth proposed adjustments to the risk weights for residential mortgage exposures that take into account LTV and the borrower's ability to service a mortgage as a proxy for a debt service coverage ratio. The proposed LTV ratio did not take into consideration any credit enhancement, including private MI. Comments closed on the 2014 proposal in March 2015, and in December 2015, the Basel Committee released a second proposal that retained the LTV provisions of the initial draft, but not the debt servicing coverage ratios. Should the Basel Committee finalize its proposed revisions to the Standardized Approach for credit risk, those revisions would only take effect in the United States to the extent that they are adopted by the federal banking regulators and incorporated into the U.S. Basel III rules.
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
Mortgage Servicing Rules
New residential mortgage servicing rules under RESPA and TILA, promulgated by the CFPB, went into effect in 2014. These rules included new or enhanced servicer requirements for handling escrow accounts, responding to borrower assertions of error and inquiries from borrowers, special handling of loans that are in default and loss mitigation when borrowers default, along with other provisions. A provision of the required loss mitigation procedures prohibits the servicer from commencing foreclosure until 120 days after the borrower's delinquency. Additional servicing regulations became effective in October 2016, providing some borrowers with foreclosure protections more than once over the life of the loan, imposing specific timing requirements for loss mitigation activities when servicing rights are transferred, and requiring that loss mitigation applications be properly dispositioned before allowing pursuit of a foreclosure action, among other requirements. Violation of these loss mitigation rules, which mandate special notices, handling and processing procedures (with deadlines) based on borrower submissions, may subject the servicer to private rights of action under consumer protection laws. Such actions or threats of such actions could cause delays in and increase costs and expenses associated with default servicing, including foreclosure. As to servicing of delinquent mortgage loans covered by our insurance policies, these rules could contribute to delays in and increased costs associated with foreclosure proceedings and have an adverse impact on the cost and resolution of claims.
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

Section 8 of RESPA
Section 8 of RESPA will apply to most residential mortgages insured by us. Subject to limited exceptions, Section 8 of RESPA prohibits persons from giving or accepting anything of value pursuant to an agreement or understanding to refer a "settlement service." MI generally may be considered to be a "settlement service" for purposes of Section 8 of RESPA under applicable regulations. Section 8 of RESPA affects how we structure ancillary services that we may provide to our customers, if any, including loan review services, risk-share arrangements and customer training programs. RESPA authorizes the CFPB and other regulators to bring civil enforcement actions and also provides for criminal penalties and private rights of action. The CFPB has brought a number of enforcement actions under Section 8 of RESPA, including settlements with several mortgage insurers. One CFPB enforcement action against a mortgage originator for alleged kickbacks received from mortgage insurers, in which the CFPB ordered the mortgage originator to pay approximately $109 million in disgorgement, is currently pending before the United States Court of Appeals for the D.C. Circuit. A three-judge panel of the D.C. Circuit initially overturned the CFPB's order on multiple grounds, including finding fault with the CFPB's interpretation of Section 8 of RESPA. That court's ruling (which also addresses the constitutionality of the CFPB's single-director structure) was then stayed pending the CFPB's request that the entire appeals court review the ruling. The D.C. Circuit subsequently granted the CFPB's request and vacated the initial judgment, and the case is currently set for hearing by the entire appeals court in May, 2017. The ultimate ruling in this case may have an impact on future CFPB RESPA enforcement activity. The CFPB's enforcement of Section 8 of RESPA presents regulatory risk for many providers of "settlement services," including mortgage insurers.
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
Implications of and Elections Under the JOBS Act
As a company that had gross revenues of less than $1 billion during its last fiscal year, we are an "emerging growth company," as defined in the JOBS Act (an EGC). We will retain that status until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1,000,000,000 (as indexed for inflation in the manner set forth in the JOBS Act) or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a "large accelerated filer," as defined in Rule 12b-2 under the Exchange Act or any successor thereto, including the requirement that an issuer have an aggregate worldwide market value of the voting and non-voting common equity held by non-affiliates of $700 million or more, as of the last business day of the most recently completed second fiscal quarter. As of June 30, 2016, the calculated aggregate market value of common stock held by our non-affiliates was $318,379,040.
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

Item 1A. Risk Factors
You should carefully consider the following risk factors, as well as all of the other information contained in this report, including our consolidated financial statements and the related notes thereto, before deciding to invest in our common stock. The occurrence of any of the following risks could materially and adversely affect our business, prospects, financial condition, operating results and cash flow. In such case, the trading price of our common stock could decline and you could lose some or all of your investment.
This report contains forward-looking statements that involve risks and uncertainties. See "Cautionary Note Regarding Forward-Looking Statements" on page 3 of this report. Our actual results could differ materially and adversely from those anticipated in these forward-looking statements, including any such statements made in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
If we are unable to continue to attract and retain the most significant mortgage originators as customers, our ability to achieve our business goals could be negatively impacted.
The success of our mortgage insurance business is highly dependent on our ability to attract and retain as customers the most significant mortgage lenders in the U.S., as determined by volume of their own originations as well as volume of insured business they may acquire from other lenders through their correspondent channels.  We believe these mortgage lenders are critical to the achievement of our business goals because of their dominant market share.  As a result of their size and market share, these entities originate a significant majority of low down payment mortgages in the U.S. and, therefore, influence the size of the MI market.  We are currently doing business with a majority of these lenders.  However, there is no assurance we will receive approvals from each of the remaining lenders to transact MI business with them.  If we are unable to maintain our approved status with one or more of these mortgage lenders, our business, financial condition and operating results could be adversely impacted.  Even if these lenders become our customers, we cannot be certain that any loss of business from one would be replaced from other new or existing lender customers.  Such lenders may decide to write business only with certain mortgage insurers based on their views with respect to an insurer's pricing, underwriting guidelines, servicing and loss mitigation practices, financial strength or other factors.  Our customers may choose to diversify the mortgage insurers with which they do business, which could negatively affect our level of NIW and our market share.  In addition, our Master Policy does not, and by law cannot, require our customers to do business with us.  In 2016, premiums earned from one significant customer exceeded 10% of our consolidated revenues. The loss of business from significant customers, if not offset by additional business from other customers, could have an adverse effect on the amount of new business we are able to write, and consequently, our financial condition and operating results.
As a participant in the mortgage lending and MI industries, we rely on e-commerce and other technologies to conduct business with our customers. If we do not maintain connectivity or otherwise meet the technological demands of our customers, our business, financial condition and operating results could be adversely affected.
We primarily rely on e-commerce and other technologies to provide and distribute our products and services. Customers require us to provide and service our MI products in a secure manner, either electronically via our internet website or through direct electronic data transmissions. Accordingly, we invest resources in establishing and maintaining electronic connectivity with customers and, more generally, in e-commerce and technological advancements. Our business, financial condition and operating results may be adversely impacted if we do not successfully establish and maintain these arrangements or otherwise keep pace with the technological demands of customers.

If we, together with third parties with whom we have contracted, are unable to develop, enhance and maintain our technology platform with respect to the products and services we offer, our business and financial performance could be significantly harmed.
We have developed a proprietary enterprise technology platform designed to support our operations. If our technology platform fails to perform in the manner we expect, our business, financial condition and operating results will be significantly harmed. Further, our business would be negatively impacted if we are unable to timely and effectively enhance our platform when necessary to support our primary business functions. There is no assurance that we will not experience significant difficulties with the operation of our technology platform. The success of our business is dependent on our ability to resolve any issues identified with our technology platform during operations and to make timely improvements. Further, we will need to match or exceed the technological capabilities of our competitors over time. We cannot predict with certainty the cost of such maintenance and improvements, but failure to make such improvements and any significant shortfall in any technology enhancements or negative variance in the time-line in which system enhancements are delivered could have an adverse effect on our business, financial condition and operating results.
In addition, we have contracted with a number of third parties in connection with the development and operation of the platform, and we rely on these third parties to competently perform their obligations in a timely manner. Any failure to maintain acceptable arrangements with these third parties, or the failure of any of these third parties to perform and/or deliver in an acceptable and timely manner combined with our inability to find acceptable replacement arrangements, could have an adverse effect on our business, financial condition and operating results.
Our Master Policy contains restrictions on our ability to rescind coverage for certain material misrepresentations (including fraud) and underwriting defects, and if we were to fail to timely discover any such misrepresentations or underwriting defects, our rights of rescission would be significantly limited, and we could suffer increased losses as a result of paying claims on loans with unacceptable risk profiles.
Under our Master Policy's rescission relief provisions, we agree that we will not rescind or cancel coverage of an insured loan for material borrower misrepresentation or underwriting defects after a borrower timely makes a certain number of payments (either 12 or 36), as specified in our Master Policy. In addition, once the borrower has made such number of full and timely consecutive monthly payments, we have agreed to limitations on our ability to initiate an investigation of fraud or misrepresentation by our insureds or any First Party involved in the origination of an insured loan. Twelve-month rescission relief on an insured loan is subject to our successful completion of an independent validation on such loan. If we are unable to perform an independent validation on an insured loan, such loan will qualify for rescission relief after a borrower timely makes 36 consecutive monthly payments. The current processes we have in place to review insured loans may be ineffective in detecting material misrepresentations and/or underwriting defects prior to a borrower making the requisite number of payments. After a loan meets the conditions for rescission relief, we are contractually prohibited from exercising our rights of rescission for borrower misrepresentation (including fraud) and certain First Party misrepresentations; our rights to investigate potential First Party fraud or misrepresentation are significantly curtailed; and we may be obligated to pay claims on certain loans with unacceptable risk profiles or which failed to meet our underwriting guidelines at the time of origination. As a result, we could suffer unexpected losses, which could adversely impact our business, financial condition and operating results.
We are outsourcing the underwriting of our mortgage insurance on certain loans to third-party underwriting service providers. If these USPs fail to adequately perform their underwriting services or place our coverage on loans we would deem ineligible, we could experience increased losses on loans underwritten by them and our customer relationships could be negatively impacted.
If our USPs fail to adequately perform their underwriting services, such as mishandling of customer inquiries or an inability to underwrite a sufficient volume of applications per day, we may lose opportunities to place mortgage insurance coverage on particular loans, our reputation may suffer and customers may choose not to do business with us. In addition, if our USPs place our MI coverage on loans that are ineligible for coverage under our underwriting guidelines, our risk of loss will be increased on those loans or the premiums we charge will be inadequate given the risk presented. We do not have the right under our Master Policy to cancel coverage of an ineligible loan as a result of a USP making an incorrect decision. Further, other than being able to terminate our contracts with these USPs, we generally do not have express loan-level monetary contractual remedies against these USPs if we are obligated to pay claims on ineligible loans that they improperly agreed to insure on our behalf. If these USPs fail to adequately perform their underwriting services or consistently place coverage on ineligible loans, we could experience increased losses on loans underwritten by them and our customer relationships could be negatively impacted, which would have an adverse impact on our business, financial condition and operating results.

There can be no assurance that the GSEs will continue to treat us as an Approved Insurer in the future, and our failure to maintain compliance with the GSEs' PMIERs could adversely impact our business, financial condition and operating results.
NMIC is a GSE Approved Insurer, and the significant majority of insurance we write is on loans sold to the GSEs. (Italicized terms have the same meaning that such terms have in the PMIERs, the GSE's eligibility requirements.) As a result, our compliance with the PMIERs is necessary to maintain NMIC's status as an Approved Insurer. The PMIERs establish operational, business, remedial and financial requirements applicable to Approved Insurers. By April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of its failure to meet one or more of the PMIERs requirements. As of December 31, 2016, NMIC had sufficient assets to meet the PMIERs financial requirements, and we expect to certify to the GSEs by April 15, 2017 that NMIC fully complied with the PMIERs as of December 31, 2016.
There can be no assurance, however, that NMIC will continue to comply with the PMIERs financial requirements. For the reasons discussed in these Risk Factors and elsewhere in this Report, NMIC's future results could be negatively impacted, causing a reduction to revenues, an increase in losses, or requiring the use of assets, which could cause its available assets to fall below the amount required under the PMIERs financial requirements. In addition, as NMIC continues to grow its business and increase its net RIF, it is anticipated that NMIC's total risk-based required asset amount will increase more rapidly than its available assets and that NMIC will need to raise additional capital or reduce its net RIF, including through the use of additional reinsurance, in order to remain in compliance with the PMIERs financial requirements and to continue to support new business writings. We expect to continue to seek reinsurance as the primary means of reducing our net RIF to support our future NIW growth. Any future growth capital may be in the form of debt, equity, or a combination of both. We can give no assurance that our efforts to raise capital, obtain additional reinsurance or otherwise reduce our RIF would be successful. If we are unable to raise additional capital, obtain additional reinsurance or enter into alternative arrangements to reduce our RIF, NMIC may not meet the PMIERs financial requirements.
In addition, there is no assurance the GSEs will not make the PMIERs financial requirements more onerous in the future. In particular, the PMIERs provide that the table of factors that determine minimum required assets will be updated every two years or more frequently to reflect macroeconomic conditions, loan performance or to address other issues the GSEs deem important. If we are required under the PMIERs to increase the amount of available assets in order to support our business writings, the amount of capital our insurance subsidiaries are required to hold will increase, which may have a negative effect on our returns. Any such effect could have a negative impact on our flexibility to meet our business plans and our future operating results. In addition, the GSEs may amend the PMIERs at any time.
Compliance with PMIERs requires us to seek the GSEs' prior approval before taking many actions, including implementing new products or services, entering into reinsurance arrangements and inter-company agreements or paying dividends, among others. PMIERs' prior approval requirements could prohibit, materially modify or delay us in our intended course of action. Further, the GSEs may modify or change their interpretation of terms they require us to include in our mortgage insurance policies for loans purchased by them, requiring us to modify our terms of coverage or operational procedures in order to remain an Approved Insurer, and such changes could have a material adverse impact on our financial position and operating results. Although not as likely, the GSEs could, in their own discretion, require additional limitations and/or conditions on certain of our activities and practices that are not currently in the PMIERs in order for us to remain an Approved Insurer. Additional requirements or conditions imposed by the GSEs could limit our operating flexibility and the areas in which we may write new business.
If, in the future, NMIC fails to comply with the PMIERs, including the financial requirements, it may lose its Approved Insurer status from one or both GSEs, or may have to enter into a remediation plan (with the approval of the GSEs), curtail its business writings or cease transacting new business altogether. Any of these events would have a material adverse impact on our financial condition and future business prospects.
NMIC is subject to state insurance department capital adequacy requirements, which if breached, could result in NMIC being required to cease writing new business in such states.
NMIC's principal regulator is the Wisconsin OCI. Under applicable Wisconsin law, as well as that of 15 other states, a mortgage insurer must maintain a minimum amount of statutory capital relative to its RIF in order for the mortgage insurer to continue to write new business. While formulations of minimum capital may vary in each jurisdiction that has such a requirement, the most common measure applied allows for a maximum permitted RTC ratio of 25:1. Wisconsin and certain other states, including California and Illinois, apply a substantially similar requirement referred to as minimum policyholders' position. If our business grows faster (i.e., our RIF grows faster than expected) or is less profitable than expected (i.e., our revenues do not generate the return we expect), our actual RTC ratios over the short to mid-term could exceed our expected RTC ratios and could begin to approach the limits to which we are subject, which could require us to enter into alternative arrangements to reduce our RIF, including through additional reinsurance, or raise additional capital. We can give no assurance that our efforts to obtain additional reinsurance or otherwise reduce our RIF, or to raise capital would be successful. If we are unable to obtain additional reinsurance or enter into alternative arrangements to reduce our RIF or raise additional capital, we may exceed these state-imposed capital requirements. Accordingly, if we fail to meet the capital adequacy requirements in one or more states, we could be required to suspend writing business in some or all of the states in which we do business.
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
In September 2016, in order to continue to grow our business and manage insurance risk and our PMIERs required assets, we entered into the 2016 QSR Transaction. There is a risk that the 2016 QSR Transaction will not continue to provide the benefits we expected when we entered into it, including as a result of our counter-parties not performing their obligations, the GSEs or the Wisconsin OCI not continuing to give us full capital credit as anticipated for the duration of the contract, or if one or more reinsurers experiences a downgrade or other adverse business event. Any of these events could have negative impacts on the credit for the risk transferred under the reinsurance agreement and, in turn, on our capital needs, PMIERs position and growth potential.
Reinsurance does not relieve us of our direct liability to our insureds to pay claims, even when there are reinsurance recoverables available to us under the 2016 QSR Transaction. Accordingly, we bear credit risk with respect to our reinsurers. To mitigate this risk, there are certain contractual protections that afford sources from which we may directly secure our reinsurance recoverables. See Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reinsurance," below. To the extent these sources are insufficient to cover loss recoveries and other amounts to which we are entitled under the 2016 QSR Transaction, we would attempt to recover such amounts directly from the reinsurers. There is a risk that one or more reinsurers would be unable or unwilling to pay the reinsurance recoverables owed to us in the future, which could have an adverse effect on our financial condition.
If a reinsurer experiences a ratings downgrade, the 2016 QSR Transaction agreement obligates such reinsurer, consistent with PMIERs requirements, to increase collateral in the trust account. If the reinsurer breaches its collateral obligations, and fails to cure after notice, we may terminate the agreement with respect to such reinsurer. The 2016 QSR Transaction also gives us the right to terminate the agreement in other cases, including, among other reasons, if a reinsurer becomes insolvent, has its license revoked or reinsures its entire liability under the 2016 QSR Transaction with another entity. If we experience an early termination, we would be required to re-assume the risk ceded to the breaching reinsurer and lose the PMIERs and statutory capital credit we had expected to receive when we entered into the agreement with respect to such reassumed risk. Depending on the timing and severity, such an event could have a material adverse effect on our financial condition, growth potential and future capital needs.
In addition, the GSEs and the Wisconsin OCI have the right periodically to review performance under the 2016 QSR Transaction, including the reinsurers’ financial strength and other factors the GSEs and Wisconsin OCI believe are important to an evaluation of the transaction, which factors may be unknown to us. As a result of such reviews, the GSEs or the Wisconsin OCI could withdraw their approvals or continue their approvals, but grant less than full capital credit. If we do not continue to receive full capital credit in connection with the 2016 QSR Transaction, we would likely need to seek other sources of capital or reductions in RIF sooner than we would have expected with full capital credit under PMIERs. Future sources of capital will depend on the cost, availability and terms and conditions that are acceptable to us, our regulators and the GSEs. We cannot be sure that we will be able to secure other sources of capital or substitute reductions in RIF in the amounts we require and on favorable terms, if at all.
We face intense competition for business in our industry from existing private MI providers and potentially from new entrants. If we are unable to compete effectively, we may not be able to achieve our business goals and our business may be adversely affected.
The MI industry is highly competitive. With six private MI companies actively competing for business from the same residential mortgage originators, it is important that we continue to differentiate ourselves from the other MI companies, each of which sells substantially similar products as ours. We compete with other private MIs based on our financial strength, terms of coverage, underwriting guidelines, customer service (including speed of MI underwriting and decision making), ancillary products and services (including training and, on a limited basis, loan review services), information security, product features, pricing, operating efficiencies, customer relationships, name recognition, reputation, the strength of management teams and field organizations, ability to generate management and customer reports based on comprehensiveness of databases covering insured loans, effective use of technology and innovation in the delivery and servicing of insurance products and ability to execute. Certain of our competitors are subsidiaries of larger corporations that may have access to greater amounts of capital and financial resources than we do at a lower cost of capital (including, as a result of tax-advantaged, off-shore reinsurance vehicles) and some have better financial strength ratings than we have. As a result, they may be better positioned to compete in the traditional MI market, as well as outside of traditional mortgage insurance, including if the GSEs were to pursue alternative forms of credit enhancement other than traditional mortgage insurance.
Our financial strength ratings may remain important for our customers to maintain confidence in our products and our competitive position. A downgrade in NMIC's ratings, or the potential for a downgrade, could have an adverse effect on our financial condition and results of operations, including (i) increased scrutiny of our financial condition by our customers, resulting in potential reduction in our NIW or (ii) negative impacts to our ability to conduct business in the non-GSE mortgage market, where financial strength ratings may be more important for such lenders. In addition, although financial strength ratings are not a consideration of remaining an Approved Insurer under the current PMIERs framework, they may play a greater role to the extent GSEs consider utilizing forms of credit enhancement other than traditional MI, including utilization of deeper MI coverage or other forms of credit risk transfer.
One or more of our competitors may seek to capture increased market share from government-supported insurance programs, such as the FHA, or from other MI companies by reducing pricing, offering alternative coverage and product options, including offerings for loans not intended to be sold to the GSEs, loosening their underwriting guidelines or relaxing risk management policies, which could, in turn, improve their competitive positions in the industry and negatively impact our ability to achieve our business goals. Competition within the MI industry could result in our loss of customers, lower premiums, riskier credit guidelines and other changes that could lower our revenues or increase our expenses. If our information technology systems are inferior to our competitors', existing and potential customers may choose our competitors' products over ours. If we are unable to compete effectively against our competitors and attract and retain our target customers, our revenue may be adversely impacted , which could adversely impact our growth and profitability.
In addition, we and most of our competitors, either directly or indirectly, offer certain ancillary services to mortgage lenders with which they also conduct MI business, including loan review, training and other services. For various reasons, including those related to resources or compliance, we may choose not to offer these services at all or not to offer them in a form that is similar to the prevailing offerings of our competitors. If we choose not to offer these services, or if we were to offer ancillary services that are not well-received by the market and fail to perform as anticipated, we could be at a competitive disadvantage which could adversely impact our profitability.
Our underwriting and risk management policies and practices may not anticipate all risks and/or the magnitude of potential for loss as the result of unforeseen risks.
We have established underwriting, credit and risk management policies and practices that seek to mitigate our exposure to borrower default risk in our insured loan portfolio by anticipating future risks and the magnitude of those risks. Our underwriting and risk management guidelines are based on what we believe to be the major factors that impact mortgage credit risk. Those factors include, among others, the borrower's credit strength, the loan product, origination practices of lenders, the percentage coverage and size of insured loans and the condition of the economy. In addition, there are certain types of loan characteristics relating to the individual loan or borrower that affect the risk potential for a loan, including its LTV, purpose and terms and the credit profile of the borrower. The presence of multiple higher-risk characteristics in a loan materially increases the likelihood of a default on such a loan unless, and to the extent, there are other characteristics to mitigate the risk.
The frequency and severity of claims we incur will be uncertain and will depend largely on general economic conditions, including the unemployment rate and trends in home prices. To the extent that a risk is unforeseen or is underestimated in terms of magnitude of loss, our underwriting and risk management policies and practices may not completely insulate us from the effects of those risks. If these policies and practices do not correctly anticipate risk or the potential for loss, we may underwrite business for which we have not charged premium commensurate with the risk or we may establish loss reserves at levels that do not accurately approximate our actual ultimate loss payments. Either one of these could result in materially adverse effects on our results.
We expect our claims to increase as our portfolio grows and matures.
We believe, based upon our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. Historically, the first two to three years after loans are originated are a period of relatively low claims, with claims increasing substantially for several years subsequent and then declining. Factors, such as persistency of the book, the condition of the economy, including unemployment and housing prices, and others, can affect this pattern. We began writing mortgage insurance coverage in 2013. Although our claims experience to date has been as expected, we anticipate incurred losses and claims to increase as our earlier book years reach their anticipated period of highest claim frequency and as we begin to layer on additional book years of coverage.

The actual default rate and the average loss per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book, as well as the profile of business we write in the future. Our default experience and claims incurred are generally affected by:

•	the state of the economy, including unemployment, which affects the likelihood that borrowers may default on their loans;

•
declines in housing values, as such declines may negatively affect loss mitigation opportunities on loans in default, as well as increase the likelihood that borrowers will default when the value of the home is below or perceived to be below the mortgage balance;

•	the product mix of IIF, with loans having higher risk characteristics generally resulting in higher defaults and claims;

•	the size of loans insured, with higher average loan amounts tending to increase claims incurred;

•	the LTV ratios of our insured loans, with higher average LTV ratios tending to increase claims incurred;

•	the percentage of coverage on insured loans, with higher percentages of insurance coverage tending to result in higher incurred claim amounts than lower percentages of insurance coverage;

•	higher DTI ratios, which tend to increase incurred claims; and

•	the distribution of claims over the life of a book, as described above.
Incurred losses and claims may exceed our expectations in the event of general economic weakness or decreases in housing values. An increase in the number or size of claims, compared to what we anticipate, could adversely affect our results of operations or financial conditions.
Our IIF may be concentrated in specific geographic regions and could make our business highly susceptible to downturns in local economies, which could be detrimental to our financial condition.
We seek to diversify our insured loan portfolio geographically; however, the availability of business might lead to concentrations in specific regions in the U.S., which could make our business more susceptible to economic downturns in these regions. Our IIF and RIF is currently more heavily concentrated in California than other states, primarily as a result of the location and timing of acquisition of new customers. A deterioration in local or national economic conditions in the mortgage market and other economic conditions, including home prices, levels of unemployment and interest rates or an increase in default rates in specific geographic areas or generally could have a material adverse effect on our operating results and financial position.
Actual premiums and investment earnings may not be sufficient to cover claim payments and our operating costs.
We set premiums at the time a policy is issued based on our expectations regarding likely performance over the term of the policy. Our premium rates are developed based on expectations that may ultimately prove to be inaccurate. Our premiums are subject to approval by state insurance regulators, which can delay or limit our ability to increase our premiums. Generally, we will not be able to cancel the MI coverage or adjust renewal premiums during the life of an MI policy to mitigate adverse development. As a result, higher than anticipated claims generally will not be able to be offset by premium increases on policies in force or mitigated by our non-renewal or cancellation of insurance coverage. While we believe our initial capital, premiums and investment earnings will provide a pool of resources sufficient to cover expected loss payments and have made estimates regarding loss payments and potential claims, the ultimate number and magnitude of claims we experience cannot be predicted with certainty and the actual premiums and investment earnings may not be sufficient to cover losses and/or our operating costs. An increase in the number or size of claims, compared to what we anticipate, could adversely affect our operating results or financial condition. We may not be able to achieve the results that we expect, and there can be no assurance that losses will not exceed our total resources.
Adverse investment performance may affect our financial results and ability to conduct business.
Our investment portfolio consists primarily of highly-rated debt obligations. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Changes in interest rates and other market conditions, as well as credit events for particular issuers, could materially impact the future valuation of securities in our investment portfolio, which may cause us to impair, in the future, some portion of those securities. These impairments could adversely impact our liquidity, financial condition and operating results. In times of financial stress, the markets for some securities can become illiquid, which would impair our ability to sell our securities for cash.
Income from our investment portfolio provides a source of revenue and cash flow to support our operations and claim payments. If we improperly structure our investments to meet those future liabilities or have unexpected losses, including losses resulting from the forced liquidation of investments before their maturity, we may be unable to meet those obligations. NMIC's investments and investment policies are subject to state insurance laws, which results in our portfolio being predominantly limited to highly rated fixed income securities. To date, our investment portfolio has been established at a time of historically low interest rates. If interest rates rise above the rates on our fixed income securities, the market value of our investment portfolio would decrease. Any significant decrease in the value of our investment portfolio would adversely impact our financial condition.
We may be required or find it advisable to change our investments or investment policies depending upon regulatory, economic and market conditions, or our existing or anticipated financial condition and operating requirements, including the tax position, of our business. Our investment objectives may not be achieved. Although our portfolio consists mostly of highly-rated investments and complies with applicable regulatory requirements, the success of our investment activity is affected by general economic conditions, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and, consequently, the value of fixed income securities.
We establish loss reserves when we are notified that a loan we insure is in default for at least 60 days, based on management's estimate of claim rates and claim sizes, which are subject to uncertainties and are based on assumptions about certain estimation parameters that may be volatile. As a result, the actual claim payments we make may materially exceed the amount of our corresponding loss reserves.
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
Further, consistent with industry practice, our reserving method does not take account of losses that could occur from insured loans that are not in default. Thus, future potential losses that may develop from loans not currently in default are not reflected in our financial statements, except in the case where we are required to establish a premium deficiency reserve. As a result, future losses on loans that are not currently in default may have a material impact on future results if, and when, such losses emerge.
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
If we are unsuccessful in our efforts to attract, train and retain qualified personnel, our business may be adversely affected.
We believe that our success depends in large part on the relationships, services and skills of our management team and our ability to motivate, develop and retain these individuals and other key personnel, which includes members of our Finance, Sales,

Law, Risk, Insurance Operations and IT departments. We intend to pay competitive salaries, bonuses and equity-based rewards in order to attract and retain such personnel, but there can be no assurance that we will be successful in such endeavors. The unexpected loss of key personnel, or the inability to recruit, develop and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results.
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
We provide loan review services for certain of our customers, including on loans for which we are not providing mortgage insurance. Under the terms of our loan review agreements with customers and subject to contractual limitations on liability, we provide these customers with limited indemnity rights if we make a material error in providing such services and the error materially restricts or impairs the saleability of a loan, results in a material reduction in the value of a loan or results in the customer being required to repurchase a loan. The indemnification may be in the form of monetary or other remedies, subject to per loan and annual limitations. Accordingly, we have assumed some credit risk in connection with providing these services. We also face regulatory and litigation risk in providing these services. See "The U.S. MI industry is, and as a participant we will be, subject to litigation and regulatory enforcement risk generally," below.
We face risks in connection with managing our growth, which will depend on maintaining and enhancing effective operating procedures and internal controls.
Our future operating results depend to a large extent on our ability to successfully manage our growth. Our growth has placed, and it may continue to place, significant demands on our operations and management. Our current plan is dependent upon our ability to:

•
continue to implement and improve our operational, credit, financial, management and other disclosure and internal risk controls and processes and our reporting systems and procedures in order to manage a growing number of client relationships;

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
Our management does not expect that our disclosure and internal risk controls and processes will prevent all potential errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any ineffectiveness in our controls or procedures could have a material adverse effect on our business.

We rely on our systems, employees and third party service providers, and any errors or fraud could materially and adversely affect us.
We are exposed to many types of operational risk, including the risk of fraud or malfeasance by employees and outsiders, including third-party service providers, clerical record-keeping errors and transactional errors. Our business is dependent on our employees as well as third parties to process a large number of transactions. We could be materially and adversely affected if one of our employees or one of our systems causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business also could be sources of operational risk to us, including breakdowns or failures of such parties' own systems or employees. Any of these occurrences could result in a diminished ability to operate our business, potential liability to customers, reputational damage and regulatory intervention, which could result in a material adverse effect on our financial position and operating results.
If servicers fail to adhere to appropriate servicing standards or experience disruptions to their businesses, our losses could unexpectedly increase.
We depend on reliable, consistent third-party servicing of the loans that we insure. Among other things, our Master Policy requires our insureds and their servicers to timely submit premium and monthly IIF and default reports and use commercially reasonable efforts to limit and mitigate loss when a loan is in default. If these servicers fail to adhere to such servicing standards and fail to limit and mitigate loss when appropriate, our losses may unexpectedly increase. In addition, if one or more servicers were to experience adverse effects to its business, such servicers could experience delays in their reporting and premium payment requirements, which could result in our inability to correctly record new loans as they are underwritten, receive and process premium payments on insured loans and/or properly recognize and establish loss reserves on loans when a default exists or occurs but is not reported to us. Significant failures by large servicers or disruptions in the servicing of mortgage loans we insure would adversely impact our business, financial condition and operating results.
Furthermore, we have delegated to the GSEs, who have in turn delegated to their approved servicers, authority to accept modifications, short sales and deeds-in-lieu on loans we insure. Servicers are required to operate under the GSEs' required standards in accepting certain loss mitigation alternatives. We are dependent on services to appropriately make these decisions under their delegated authority to mitigate our exposure to loss. In some cases, loss mitigation decisions favorable to the GSEs may not be favorable to us and may increase the incidence of paid claims. Inappropriate delegation procedures or failure of servicers to adhere to required standards may increase the magnitude of our losses and have an adverse effect on our business, financial condition and operating results.
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
Our business is highly dependent upon the effective operation of our information technology systems, which process, transmit, store and protect large amounts of personal information of the borrowers whose mortgages we insure, in addition to the confidential, proprietary, financial and other information that are critical to our business. Furthermore, a significant portion of the communications between our employees and our customers and service providers depends on information technology and electronic information exchange. The security of our computer systems and networks, and those functions that we may outsource, are vulnerable to unauthorized access, interruptions or failures due to events that may be beyond our control, including, but not limited to, cyber attacks, natural disasters, theft, terrorist attacks, computer viruses, and general technology failures. Additionally, our employees and vendors may use portable computers or mobile devices which can be stolen, lost or damaged. We have adopted information security procedures and controls to safeguard our systems and the information that we process, transmit and store. Despite these efforts, we may not be able to anticipate or to implement effective preventive measures against all cyber threats, or detect and contain a breach in a timely manner, particularly because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers. Any compromise of the security of our information technology systems may result in loss of personally identifiable information, financial losses, loss of customers and the inability to transact business; could be costly and time-consuming to address and resolve; could expose us to liability for damages, harm our reputation, subject us to regulatory scrutiny and/or expose us to civil litigation. If any of these were to occur, our business, financial condition and operating results could be adversely affected. Further, the technology errors and omissions insurance coverage we maintain may be inadequate to cover claims and/or costs associated with incidents that may occur in the future.
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
Continued implementation of the Dodd-Frank Act could negatively impact private mortgage insurers and the amount of insurance they can write, including if the definition of QRM results in a reduction of the number of low down payment loans available to be insured.
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
In addition, under the QM regulations, mortgage insurance premiums that are payable at or prior to consummation of the loan are includible in points and fees unless, and to the extent that, such up-front premiums (UFP) are (i) less than or equal to the UFP charged by the FHA, and (ii) are automatically refundable on a pro rata basis upon satisfaction of the loan. (The FHA currently charges UFP of 1.75% on all residential mortgage loans, but it has the authority to change its UFP from time to time.) The QM rule includes a limitation on points and fees of 3% of the total loan amount. As inclusion of MI premiums towards the 3% cap will reduce the capacity for other points and fees in covered transactions, mortgage originators are less likely to purchase single premium BPMI products to the extent that the associated premiums are deemed to be points and fees.
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
With the GSEs in a prolonged conservatorship, there has been ongoing debate over the future role and purpose of the GSEs in the U.S. housing market. The U.S. Congress may legislate structural and other changes to the GSEs and the functioning of the secondary mortgage market. Since 2011, there have been numerous legislative proposals intended to incrementally scale back the GSEs (such as a statutory mandate for the GSEs to transfer mortgage credit risk to the private sector) or to completely reform the housing finance system. Congress, however, has not enacted any legislation to date. The proposals vary greatly with regard to the government's role in the housing market, and more specifically, with regard to the existence of an explicit or implicit government guarantee. If any GSE reform legislation is enacted, it could impact the current role of private mortgage insurance as credit enhancement, including its reduction or elimination, which would have an adverse effect on our revenue, operating results or financial condition. As a result of these matters, it is uncertain what role private capital, including MI, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact on our business is uncertain. Any changes to the charters or statutory authorities of the GSEs would require Congressional action to implement. Passage and timing of any comprehensive GSE reform legislation or incremental change is uncertain and could change through the legislative process, which could take time, making the actual impact on us and our industry difficult to predict. With the new Trump Administration and Republican majority in Congress (including the resulting control of key committees addressing GSE reform), there is a possibility for greater consensus, although much uncertainty remains regarding the details of any reform as well as when it would be enacted or implemented. Any such changes that come to pass could have a significant impact on our business.
In recent years, the FHFA has set goals for the GSEs to transfer significant portions of the GSEs' mortgage credit risk to the private sector. To date, several credit risk transfer products have been created under the program. To the extent these credit risk products evolve in a manner that displaces primary MI coverage, the amount of insurance we write may be reduced. It is difficult to predict the impact of alternative credit risk transfer products, if any, that are developed in order to meet the goals established by the FHFA.

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
State insurance regulators also have the authority to make changes to capital requirements. The NAIC has formed a working group to develop and recommend more robust regulations governing mortgage insurance, including, among other things, strengthened capital requirements, underwriting standards, claims practices and market conduct. We, along with other MI companies, are working with the Mortgage Guaranty Insurance Working Group of the Financial Condition (E) Committee of the NAIC (Working Group). The Working Group will determine and make a recommendation to the Financial Condition (E) Committee of the NAIC as to what changes the Working Group believes are necessary to the solvency and market practices regulation of MI companies, including changes to the Mortgage Guaranty Insurers Model Act (Model #630). The Working Group has proposed a draft revised Model Act that contains risk-based capital requirements, which we and the MI industry are evaluating. We have provided feedback to the Working Group since early 2013, including comments on the risk-based capital approach. The Working Group's discussions are ongoing and the ultimate outcome of these discussions and any potential actions taken by the NAIC cannot be predicted at this time. If the Working Group's final proposal to the NAIC contains more stringent capital requirements, this could ultimately lead to NMIC being obligated to hold more capital for its insured business than we are required to hold under PMIERs, which would reduce our profitability compared to the profitability we expect under the existing capital requirements.
A downturn in the U.S. economy, rising interest rates or home price depreciation may result in increased, unexpected borrower defaults, which could increase our losses.
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
The premium from a single premium policy is collected up front and generally earned over the estimated life of the policy. In contrast, premiums from a monthly premium policy are received and earned each month over the life of the policy. In each year, most of our premiums will be from insurance that has been written in prior years. As a result, the length of time insurance remains in force, which is also generally referred to as persistency, is a significant determinant of our revenues. A lower level of persistency could reduce our future revenues from our monthly-paid premium products, which constituted about 60% of our IIF at year end 2016. In contrast, a higher than expected persistency rate will decrease the profitability from single premium policies because they will remain in force longer than was estimated when the policies were written. The factors affecting persistency include:

•
the level of current mortgage interest rates compared to the mortgage rates on the IIF, which affects the vulnerability of the IIF to refinancings (i.e., lower current interest rates make it more attractive for borrowers to refinance and receive a lower interest rate);

•	changes in rates of home price appreciation or depreciation;

•	economic conditions that affect a borrower's decision to pay-off a mortgage earlier than required;

•	lenders' credit policies, which may make it more difficult for borrowers to refinance their loans; and

•	mortgage insurance cancellation policies of mortgage investors, along with the current value of the homes underlying the mortgages in the IIF.
Mortgage interest rates have remained historically low, but will likely rise as a result of expected future changes in monetary policy by the Federal Reserve. Future premiums on our IIF represent a material portion of our claims paying resources. We are unsure what the impact on our revenues will be as mortgages are refinanced, because the number of policies we write for replacement mortgages may be more or less than the terminated policies associated with the refinanced mortgages. Given this dynamic, our expected revenues from monthly premium policies in particular might be negatively impacted if there is a higher than expected level of refinance activity in the future. In addition, if interest rates rise, persistency is likely to increase, which may extend the average life of our insured portfolio and increase expected future claims.
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

•
investors (including the GSEs) using credit enhancements other than MI (including alternative forms of credit risk transfer), using other credit enhancements in conjunction with reduced levels of MI coverage, or accepting credit risk without credit enhancement;

•
lenders originating mortgages using "piggy-back" or other structures to avoid MI, such as a first mortgage with an 80% LTV and a second mortgage with a 10%, 15% or 20% LTV (referred to as 80-10-10, 80-15-5 or 80-20 loans, respectively) rather than a first mortgage with an LTV above 80% that has MI;

•	state-supported mortgage insurance funds in several states, including California and New York; and

•	borrowers paying cash or making large down payments versus securing mortgage financing, which has occurred with greater frequency in the years following the most recent financial crisis.
Any of these alternatives to MI could reduce or eliminate the need for our product, could cause us to lose business and/or could limit our ability to attract the business that we would prefer to underwrite.
Since 2008, government mortgage insurance programs, principally the FHA, have captured a significant share of the insured loan market. While declining from peak market share following the most recent financial crisis, the market share of governmental agencies remains substantially above their historically low market share prior to 2008. Government mortgage insurance programs are not subject to the same capital requirements, costs of capital, risk tolerance or business objectives that we and other private MI companies are, and therefore, generally have greater financial flexibility in setting their pricing, guidelines and capacity, which could put us at a competitive disadvantage. In 2015, the FHA reduced some of its single-family annual mortgage insurance premiums, which had the effect of maintaining the FHA's elevated market share and continuing the increased role of government in the mortgage insurance market. In January 2017, the FHA announced further reductions to its annual premiums; however, before such reductions could take effect, the FHA announced the cuts were suspended indefinitely. With the new Trump Administration, it remains uncertain whether the FHA will ultimately adopt the suspended reductions or otherwise reduce its mortgage insurance premiums again in the future. The FHA may continue to maintain a strong market position and could increase its market share in the future.
Factors that could cause the FHA or other government-supported mortgage insurance programs to remain significant include:

•	federal housing policy, including future premium reductions or loosening of underwriting guidelines;

•	increases in premium rates or tightening of underwriting guidelines by private MI companies;

•	increases to or imposition of new GSE loan delivery fees on loans that require mortgage insurance, which may result in higher borrower costs for MI loans compared to government insured loans;

•
loans insured under Federal government-supported mortgage insurance programs are eligible for securitization in Ginnie Mae securities, which may be viewed by investors as more desirable than GSE securities due to the explicit backing of Ginnie Mae securities by the full faith and credit of the U.S. Federal government.

•	difference in the spread between GSE mortgage-backed securities and Ginnie Mae mortgage-backed securities;

•	increase in FHA loan limits above GSE loan limits;

•	perceived operational ease of using government-sponsored mortgage insurance compared to private MI.
If government-supported mortgage insurance programs maintain or increase their share of the mortgage insurance market, our business and industry could be negatively affected.
Further, at the direction of the FHFA, the GSEs have expanded their credit risk transfer programs. These programs have included the use of structured finance vehicles, obtaining insurance from non-mortgage insurers, including off-shore reinsurance, engaging in credit-linked note transactions in the capital markets, or using other forms of debt issuances or securitizations that transfer credit risk directly to other investors. The growing success of these programs and the perception that some of these risk-sharing structures have beneficial features in comparison to private MI (e.g., lower costs, reduced counter-party risk due to collateral requirements or more diversified insurance exposures) may create increased competition for private MI on loans traditionally sold to the GSEs with private MI.
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
Our revenues, in part, depend on the volume of low down payment loan originations and may be negatively affected if the volume declines. The factors that affect the volume of low down payment loan originations include, among other things:

•	restrictions on mortgage credit due to more stringent underwriting standards, more restrictive regulatory and capital requirements and liquidity issues affecting lenders;

•
the level of loan interest rates. Higher interest rates may increase the potential housing costs of consumers hoping to purchase homes, which may have the effect of reducing the pool of potential borrowers available to purchase homes;

•	deductibility of mortgage interest or mortgage insurance premiums for income tax purposes;

•	the health of the real estate industry and the national economy as well as conditions in regional and local economies;

•	housing affordability;

•	population trends, including the rate of household formation;

•	the rate of home price appreciation, which in times of heavy refinancing can affect whether refinance loans have LTVs that require MI;

•	U.S. government housing policy encouraging loans to first-time homebuyers; and

•	the extent to which the GSEs' guaranty and other fees, credit underwriting guidelines and other business terms affect lenders' willingness to extend credit for low down payment mortgages.
A decline in the volume of low down payment loan originations could decrease demand for MI, decrease our NIW and therefore reduce our revenues and have an adverse effect on our operating results.
The U.S. MI industry is, and as a participant we will be, subject to litigation and regulatory enforcement risk generally.
We operate in highly regulated industries that inherently pose a heightened risk of litigation and regulatory proceedings. As a result, the members of the MI industry, including NMIC, face litigation risk, including the risk of class action lawsuits, and administrative enforcement by federal agencies in the ordinary course of operations. Litigation and enforcement actions relating to capital markets transactions and securities-related matters in general has increased as a result of the most recent financial crisis. Consumers continue to bring lawsuits against home mortgage lenders and settlement service providers.
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
In the past, a number of lawsuits have challenged the actions of other MI companies under RESPA, alleging that the insurers have violated RESPA Section 8's referral fee prohibition by entering into captive reinsurance arrangements or providing products or services to mortgage lenders at improperly reduced prices in return for the referral of MI. In addition to these private lawsuits, other MI companies received Civil Investigative Demands from the CFPB and state insurance regulators as part of their respective investigations to determine whether mortgage lenders and mortgage insurance providers engaged in acts or practices in connection with their captive mortgage insurance arrangements in violation of RESPA and state insurance laws. In 2013, the CFPB entered into consent orders with five other MI companies settling the CFPB's allegations related to those MI companies' respective captive arrangements. One CFPB enforcement action against a mortgage originator for alleged kickbacks received from mortgage insurers, in which the CFPB ordered the mortgage originator to pay approximately $109 million in disgorgement, is currently pending before the United States Court of Appeals for the D.C. Circuit. A three-judge panel of the D.C. Circuit initially overturned the CFPB's order on multiple grounds, including finding fault with the CFPB's interpretation of Section 8 of RESPA.That court's ruling (which also addresses the constitutionality of the CFPB's single director structure) was then stayed pending the CFPB's request that the entire appeals court review the ruling. The D.C. Circuit subsequently granted the CFPB's request and vacated the initial judgment, and the case is currently set for hearing by the entire appeals court in May, 2017. The ultimate ruling in this case may have an impact on future CFPB enforcement activity. The CFPB's enforcement of Section 8 of RESPA presents regulatory risk for many providers of "settlement services," including mortgage insurers.
We currently are not a party to any federal or state regulatory enforcement actions; however, such proceedings could arise in the future. The cost to defend, and the ultimate resolution of, any such action or proceeding could have a material adverse impact on our business, financial condition and results of operations. Should we become a party to an action by any of these various regulators, the ultimate outcome is difficult to predict, and it is possible that any outcome could be negative to us specifically or the industry in general and such a negative outcome could have an adverse effect on our business, financial position and operating results.
We are involved in certain legal proceedings in the ordinary course of business. Based upon information available to us and our review of lawsuits and claims filed or pending against us to date, we have not recognized a material liability for these matters, nor do we currently expect it is reasonably possible that these matters will result in a material liability to us. However, the outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of such matters currently pending or threatened could have an unanticipated material adverse effect on our liquidity, financial position and operating results.
Risks Related to Our Common Stock
Our Credit Agreement contains various restrictive covenants and required financial ratios and tests that limit our operating flexibility. The violation of one or more of these covenants, ratios and tests could have a material adverse effect on our business, financial condition and results of operations.
In 2015, NMIH entered into a credit agreement (as amended, the Credit Agreement) providing for a term loan credit facility in the original principal amount of $150 million (the Term Loan), which matures on November 10, 2019. The Credit Agreement contains various restrictive covenants and required financial ratios and tests that we are required to meet or maintain and that limit our operating flexibility.
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
We are required to assess our ability to continue as a going concern as part of our preparation of financial statements at each quarter-end. This assessment includes, among other things, our ability to comply with the covenants and requirements under the Credit Agreement. If in future periods we are not able to demonstrate that we will be in compliance with the financial covenant requirements in the Credit Agreement for at least 12 months following the date of the financial statements, management could conclude there is substantial doubt about our ability to continue as a going concern, and the audit opinion that we would receive from our independent registered public accounting firm would include an explanatory paragraph regarding our ability to continue as a going concern. Such an opinion would cause us to be in breach of the covenants in the Credit Agreement.
NMIH’s obligations under the Credit Agreement are guaranteed (Guarantee) by one of its subsidiaries, NMIS (the Guarantor). NMIH’s and the Guarantor’s obligations under the Credit Agreement and the Guarantee, respectively, are secured by first-priority liens on substantially all the assets of NMIH and the Guarantor, respectively, subject to certain exceptions. If we fail to make the required payments, do not meet the financial covenants or otherwise default on the terms of the Credit Agreement, the lenders under the Credit Agreement could declare all of the obligations under the Credit Agreement to be immediately due and payable. We cannot assure you that our assets would be sufficient to repay such amounts in full, and the lenders could foreclose on the collateral securing the Credit Agreement and the Guarantee, including, subject to regulatory approval, the stock of NMIC and Re One. Any such actions could have a material adverse effect on our business, financial condition and results of operations.
There is a risk NMIH will have insufficient liquidity to repay the Credit Agreement when it matures in 2019.
During the remaining term of the Credit Agreement, we are required to pay interest on the Term Loan of a Eurodollar based rate (1% floor) plus an annual margin rate of 6.75% and repay principal of 1% of the original loan amount, which we pay in quarterly installments at the end of each calendar quarter. NMIH's current holdings in cash and highly liquid investments are sufficient to meet these principal and interest obligations during the term, but not to repay the outstanding principal of the Term Loan at maturity. The Credit Agreement is secured by substantially all of the assets of NMIH, including the capital stock of NMIC and Re One. Due to restrictions on dividend payments (and other intercompany transfers) under the PMIERs, as well as various state laws, it is unlikely that NMIC will be able to make shareholder dividends to NMIH during the term, and thus we do not expect NMIC's capital will be available to NMIH for loan repayment purposes. See “Our holding company structure and certain regulatory and other constraints could affect our ability to satisfy our obligations and potentially require us to raise more capital,” below. If NMIH is unable to extend or refinance the Term Loan and/or raise capital, it will not be able to repay the Term Loan at maturity, which could have a material adverse impact on our business, financial condition and results of operations.
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
In addition, to support NMIC's future growth, we could be required to provide additional capital support for NMIC and Re One if additional capital is required pursuant to insurance laws and regulations or by the GSEs. If we were unable to meet our obligations, our insurance subsidiaries could lose GSE approval and/or be required to cease writing business in one or more states, which would adversely impact our business, financial condition and results of operations.
To the extent that the funds generated from investment income or by our ongoing operations and capitalization are insufficient to fund future operating requirements, we may need to raise additional funds through future financing activities, reduce our RIF, including through additional reinsurance, or curtail our growth and reduce our expenses. NMIH's future capital requirements depend on many factors, including NMIC's ability to successfully write new business, establish premium rates at levels sufficient to cover claims and operating costs and meet minimum required asset thresholds under the PMIERs. We expect to continue to seek reinsurance as the primary means of reducing our net RIF to support our future NIW growth. We may choose to generate additional liquidity through the issuance of additional debt, equity or a combination of both. We can give no assurance that our efforts to raise capital, obtain additional reinsurance or otherwise reduce our RIF would be successful. If we cannot obtain adequate capital, our business, financial condition and operating results could be adversely affected.
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
 Our current issuer credit and debt ratings are below investment grade. Our current credit ratings, or any future negative actions the credit agencies may take, could affect our ability to access the reinsurance, credit and capital markets in the future and could lead to worsened trade terms and adversely affect the cost, increasing our liquidity needs. An inability to access reinsurance, capital and credit markets when needed in order to continue to grow our business, refinance our existing debt or raise new debt or equity could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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
We have not declared or paid dividends in the past, and we do not expect to pay dividends in the near future. We currently intend to retain all of our earnings, if any, to fund our growth. As a result, only appreciation in the price of our common stock, which may not continue to occur, will provide a return to investors. Any future declaration and payment of dividends by our Board will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors that our Board deems relevant. In addition, we may enter into additional credit agreements or other debt arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock.
The market price of our common stock could decline due to the large number of outstanding shares of our common stock eligible for future sale.
As of December 31, 2016, we had 59,145,161 shares of our common stock issued and outstanding. Of the outstanding shares of our common stock, the shares held by a person (or persons whose shares are aggregated) who is not deemed to be an affiliate of ours at any time during the three months preceding a sale, and who has beneficially owned restricted securities within the meaning of Rule 144 of the Securities Act may be eligible for resale in the public market under Rule 144 under the Securities Act subject to applicable restrictions under Rule 144. Sales of substantial amounts of our common stock in the public market in the future, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and place that we deem appropriate.
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
We have the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares that may be issued to satisfy our obligations under our incentive plans, and securities and instruments that are convertible into our common stock. Although we are currently in compliance with state regulatory capital and PMIERs financial requirements, there can be no assurance we would not seek to raise additional equity capital to manage our capital position under PMIERs, state insurance law, to grow our book of business and for other purposes, including to pay off our Term Loan. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock and might dilute the book value of our common stock or result in a decrease in the per share price of our common stock.
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
The market price of our common stock may fluctuate substantially and be highly volatile, which may make it difficult for stockholders to sell their shares of our common stock at the volume, prices and times desired. There are many factors that impact the market price of our common stock, including, without limitation:

•	general market conditions, including price levels and volume and changes in interest rates;

•	national, regional and local economic or business conditions;

•	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;

•	changes in U.S. housing and housing finance policy, including changes to the GSEs;

•	our actual or projected financial condition, liquidity, operating results, cash flows and capital levels;

•	changes in, or failure to meet, our publicly disclosed expectations as to our future financial and operating performance;

•
publication of research reports about us, our competitors or the financial services industry generally, or changes in, or failure to meet, securities analysts' estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

•	market valuations, as well as the financial and operating performance and prospects, of similar companies;

•	future issuances or sales, or anticipated issuances or sales, of our common stock or other securities convertible into or exchangeable or exercisable for our common stock;

•	additional indebtedness we may incur in the future;

•	expenses incurred in connection with changes in our stock price, such as changes in the value of the liability reflected on our financial statements associated with outstanding warrants;

•	the potential failure to establish and maintain effective internal controls over financial reporting;

•	additions or departures of key personnel;

•	our failure to satisfy the continued listing requirements of the NASDAQ;

•	our failure to comply with the Sarbanes-Oxley Act of 2002; and

•	our treatment as an EGC under the federal securities laws.
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
At December 31, 2016, we had approximately $121.1 million of federal net operating loss carryforwards (NOLs) that we can use in certain circumstances to offset future taxable income and thus reduce our federal income tax liability. Our ability to fully utilize our existing NOLs could be limited or eliminated in various ways, including (i) if we experience an "ownership change" within the meaning of Section 382; (ii) due to changes in federal laws and regulations that could negatively impact our ability to recognize benefits from our NOLs; or (iii) should we not attain sufficient profitability prior to the expiration of the NOLs. There can be no assurance that we will have sufficient taxable income to be able to fully utilize our NOLs prior to their expiration.

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
In addition, Wisconsin's insurance regulations generally provide that no person may acquire control of us unless the transaction in which control is acquired has been approved by the Wisconsin OCI. The regulations provide for a rebuttable presumption of control when a person owns or has the right to vote more than 10% of the voting securities. In addition, the insurance regulations of other states in which NMIC and/or Re One are licensed insurers require notification to the state's insurance department a specified period before a person acquires control of us. If regulators in these states disapprove the change of control, our licenses to conduct business in the disapproving states could be terminated.
Any provision of our certificate of incorporation or bylaws or Delaware law or under the Wisconsin insurance regulation that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of common stock, and could also affect the price that some investors are willing to pay for shares of our common stock.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease approximately 47,000 square feet of fully furnished office space in Emeryville, California pursuant to an office facility lease that we initially entered into in 2012 (as amended, the Lease). The term of the Lease extends through March 2023. We do not own or lease any other facilities.
Item 3. Legal Proceedings
Certain lawsuits and claims arising in the ordinary course of business may be filed or pending against us or our affiliates from time to time. In accordance with applicable accounting guidance, we establish accruals for all lawsuits, claims and expected settlements when we believe it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. When a loss contingency is not both probable and reasonably estimable, we do not establish an accrual. Any such loss estimates are inherently uncertain, based on currently available information and are subject to management’s judgment and various assumptions. Due to the inherent subjectivity of these estimates and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate resolution of such matters.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NASDAQ under the symbol "NMIH." At February 14, 2017, there were 59,145,161 shares of our Class A common stock outstanding and approximately 25 holders of record. There are no shares of our Class B common stock outstanding. The closing price of our common stock on NASDAQ on February 14, 2017 was $11.50.
The following table shows the high and low sales prices of our common stock on the NASDAQ for the financial quarters indicated:

	2016		2015
	High	Low	High	Low
1st Quarter	$6.85	$4.41	$9.15	$7.30
2nd Quarter	6.51	4.60	8.29	7.39
3rd Quarter	8.11	5.30	8.89	7.57
4th Quarter	10.80	7.51	8.17	6.77
No dividends on our common stock have previously been declared or paid, and we do not expect to declare or pay dividends in the near future. For information on our ability to pay dividends, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Holding Company Liquidity and Capital Resources" and Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note16, Regulatory Information - Dividend Restrictions."
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock during 2016.
Common Stock Performance Graph
The following graph compares the cumulative total stockholder return on our Class A common stock from December 31, 2013 until December 31, 2016, with the cumulative total stockholder return on the Russell 2000 Index and a mortgage insurance company index (Peer Index). The Peer Index consists of Essent, MGIC and Radian. Our Class A common stock began trading on the NASDAQ on November 8, 2013. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested quarterly. The total stockholder's returns are not necessarily indicative of future returns. Information contained or referenced in the stock performance graph below is being furnished with this report and will not be deemed "filed" for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act.

	11/8/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/30/2014

NMI Holdings, Inc.	$100	$91	$83	$73	$55	$61
Russell 2000 Index	100	106	107	108	101	110
Peer Group Index (ESNT, MTG, RDN)	100	123	121	116	116	135

	3/31/2015	6/30/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016		12/31/2016

NMI Holdings, Inc.	$43	$50	$44	$33	$8	$17	$56	$—	$95
Russell 2000 Index	114	114	102	105	103	107	115	—	124
Peer Group Index (ESNT, MTG, RDN)	133	147	134	121	136	136	159	—	184

Item 6. Selected Financial Data
The information in the following table should be read in conjunction with the information included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data."

	For the years ended December 31,
	2016	2015	2014	2013	2012
Consolidated statements of operations	(In Thousands, except for share data and ratios)
Net premiums written	$134,692	$114,210	$34,029	$3,541	$—
Net premiums earned	110,481	45,506	13,407	2,095	—
Net investment income	13,751	7,246	5,618	4,808	6
Net realized investment (losses) gains	(693)	831	197	186	—
Total revenues	123,815	53,608	19,222	7,089	284
Insurance claims & claims expenses	2,392	650	83	—	—
Underwriting and operating expenses	93,223	80,599	73,417	60,774	27,775
Net income (loss)	65,841	(27,793)	(48,906)	(55,184)	(27,491)
Basic income (loss) per share	$1.11	$(0.47)	$(0.84)	$(0.99)	$(0.73)
Weighted average common shares outstanding	59,070,948	58,683,194	58,281,425	56,005,326	37,909,936

	2016	2015	2014	2013	2012
Consolidated balance sheets	(In Thousands, except for share data and ratios)
Total investments	$628,969	$559,235	$336,501	$409,088	$4,864
Cash and cash equivalents	47,746	57,317	103,021	55,929	485,855
Total assets	841,737	662,451	463,265	481,219	542,768
Term loan	144,353	143,939	—	—	—
Unearned premiums	152,906	90,773	22,069	1,446	—
Reserve for insurance claims and claims expenses	3,001	679	83	—	—
Shareholders' equity	477,349	402,731	426,958	463,217	488,748
Book value per share	$8.07	$6.85	$7.31	$7.98	$8.81
Selected ratios
Loss ratio	2%	1%	1%	—%	—%
Expense ratio	84%	177%	545%	2,900%	—%
Combined ratio	87%	179%	545%	2,900%	—%
Risk-to-capital ratio	11.6:1	8.7:1	3.6:1	0.7:1	—
Other data
New primary insurance written	$21,189,392	$12,424,156	$3,451,354	$162,172	$—
New primary risk written	5,085,562	2,932,035	775,575	36,516	—
New pool risk written	—	—	—	93,090	—
Direct primary insurance in force	32,167,539	14,823,926	3,369,664	161,731	—
Direct primary risk in force	7,790,060	3,586,462	801,561	36,516	—
Direct pool risk in force	93,090	93,090	93,090	93,090	—

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
MI protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who generally make down payments of less than 20% of a home's purchase price. By protecting lenders and investors from credit losses, we help facilitate the availability of mortgages to prospective, primarily first-time, U.S. home buyers, thus promoting homeownership while protecting lenders and investors against potential losses related to a borrower's default. MI also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to the GSEs. We are one of six companies in the U.S. who offer MI. Our business strategy is to continue to expand our customer base and write insurance on high quality, low down payment residential mortgages in the U.S. We reported our first quarterly profit for the quarter ended June 30, 2016, and we reported income of $65.8 million for the year ended December 31, 2016.
We had total IIF of $35.8 billion and total RIF of $7.9 billion as of December 31, 2016, compared to total IIF of $19.1 billion and total RIF of $3.7 billion as of December 31, 2015, and total IIF of $8.1 billion and total RIF of $894.7 million as of December 31, 2014. Of total IIF as of December 31, 2016, we had $32.2 billion of primary IIF and $3.6 billion of pool IIF, compared to $14.8 billion of primary IIF and $4.2 billion of pool IIF as of December 31, 2015 and $3.4 billion of primary IIF and $4.7 billion of pool IIF as of December 31, 2014. As of December 31, 2016, our primary RIF was $7.8 billion, compared to primary RIF of $3.6 billion and $801.6 million as of December 31, 2015 and December 31, 2014, respectively. Pool RIF was $93.1 million as of December 31, 2016, December 31, 2015, and December 31, 2014.
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
Conditions and Trends Impacting Our Business
Customer Development
As discussed in Part I, Item 1, "Business - Customers," our sales and marketing strategy is focused on expanding relationships with existing customers and attracting new mortgage originator customers in the U.S. that fall into two primary categories, which we refer to as "National Accounts" and "Regional Accounts." In 2016, we continued to increase our customer base. We had 1,131 Master Policy holders as of December 31, 2016, compared to 964 Master Policy holders as of December 31, 2015 and 735 Master Policy holders as of December 31, 2014. Of those Master Policy holders, 56.4%, or 638, generated new insurance written (NIW) in 2016, compared to 500, or 51.9%, that generated NIW in 2015 and 277, or 37.7%, that generated NIW in 2014.
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

Since April 2013, we have increased our customer base significantly, and we expect to continue to acquire new customers. As of December 31, 2016, we had active customer relationships with 26 of the top 40 lenders and expect to develop additional active customer relationships. We believe our most significant growth opportunity is within the large and fragmented market of Regional Accounts, which includes some of the top correspondent lenders. In addition to adding new customers, we believe existing customers will begin to allocate more of their business to us for placement of our MI.
New Insurance Written, Insurance in Force and Premiums
NMIC's primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or on an aggregated basis, in which each loan in a portfolio of loans is individually insured in a single transaction. NMIC has also written pool insurance under an agreement with Fannie Mae, in which it insured a group of loans (or pool) in one transaction. NMIC's pool insurance has a stated aggregate loss limit and a deductible under which no losses are paid by NMIC until losses on the pool of loans exceed the deductible. See Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 7, Reserves for Insurance Claims and Claims Expenses," below.
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
Our reinsurance affects premiums, underwriting expenses and losses incurred. For the year ended December 31, 2016, our pre-tax net cost of reinsurance was approximately $2.8 million.

•	We cede a fixed percentage of premiums on insurance covered by the agreement.

•
We receive the benefit of a profit commission through a reduction in the premiums we cede. The profit commission varies directly and inversely with the level of losses on a dollar for dollar basis and is eliminated at levels of losses that we do not expect to occur. This means that lower levels of losses result in a higher profit commission and less benefit from ceded losses; higher levels of losses result in more benefit from ceded losses and a lower profit commission (or for levels of losses that are not currently contemplated, its elimination).

•
We receive the benefit of a ceding commission equal to 20% of premiums ceded. The ceding commission is deferred and recognized as a reduction in underwriting expenses over the expected life of the risk associated with the reinsured policies.

•	We cede a fixed percentage of losses incurred on insurance covered by the agreement.
The effects described above result in an implied after-tax cost of capital of approximately 3-4%, so long as loss ratios remain below 60%. If the loss ratio exceeds 60%, we would expect our returns and after-tax cost of capital to be negatively impacted.
Portfolio Data
The tables below show primary and pool IIF, NIW and premiums written and earned. Single NIW and IIF include policies written on an aggregated and flow basis. Unless otherwise noted, the following tables do not include the effects of the 2016 QSR Transaction described above.

Primary and pool IIF and NIW	As of and for the year ended
	December 31, 2016		December 31, 2015		December 31, 2014
	IIF	NIW	IIF	NIW	IIF	NIW
	(In Millions)
Monthly	$19,205	$14,261	$6,958	$5,990	$1,401	$1,416
Single	12,963	6,928	7,866	6,434	1,969	2,035
Primary	32,168	21,189	14,824	12,424	3,370	3,451

Pool	3,650	—	4,238	—	4,721	—
Total	$35,818	$21,189	$19,062	$12,424	$8,091	$3,451
For the year ended December 31, 2016, primary NIW increased 71% over the year ended December 31, 2015 as a result of continued growth in our customer base and primary flow business. Primary NIW in 2015 increased 260% from the prior year as a result of an increase in customers with approved master policies as well as an increase in our primary flow business for the year ended December 31, 2015. For the year ended December 31, 2016, monthly premium NIW increased 138% over the year ended December 31, 2015 due to greater lender demand for our monthly premium MI products and the growth of our insurance business. Monthly NIW in 2015 increased 323% over the prior year as a result of new account activation and continued penetration of existing customer accounts.

Primary and pool premiums written and earned	For the year ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In Thousands)
Net premiums written (1)	$134,692	$114,210	$34,029
Net premiums earned (1)	110,481	45,506	13,407
(1) Premiums written and earned in 2016 are reported net of the 2016 QSR Transaction.
For the year ended December 31, 2016, we had net premiums written of $134.7 million and premiums earned of $110.5 million, compared to net premiums written of $114.2 million and premiums earned of $45.5 million for the year ended December 31, 2015, and net premiums written of $34.0 million and premiums earned of $13.4 million for the year ended December 31, 2014. Net premiums written for the year ended December 31, 2016 was affected by the 2016 QSR Transaction, in which we ceded approximately 25% of premiums written on existing policies as of August 31, 2016. The associated unearned premium reserve was also ceded. Pool premiums written and earned for the year ended December 31, 2016 were $4.4 million, compared to pool premiums written and earned of $4.9 million and $5.4 million for the years ended December 31, 2015 and December 31, 2014, respectively. Pool premiums written and earned decreased year-over-year during the periods presented as a result of the runoff of our pool agreement.
Premiums written and earned in a year are generally influenced by:

•
NIW, which is the new IIF (aggregate principal amount of the mortgages) insured during a period. Many factors affect NIW, including the volume of low down payment home mortgage originations (which tend to be generated to a greater extent in purchase financings as compared to refinancings) and the competition to provide credit enhancement on those mortgages, which includes primarily competition from the FHA and other private mortgage insurers;

•
the product mix of our book of business, which includes recurring monthly premiums earned for monthly policies and the recognition of premiums earned from the amortization of our single premiums over the policies' lives. We expect our product mix and the average premium rate we charge to be generally comparable with the industry as our business matures;

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

•
premiums ceded under reinsurance agreements. In addition to the reinsurance agreements we currently have in place between NMIC and Re One, we entered into the 2016 QSR Transaction during the third quarter of 2016. Under the terms of the agreement, premiums are ceded to reinsurers who assume a portion of the risk under the insurance policies we write.

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
The premium rates for our products have changed substantially in response to the PMIERs financial requirements that became effective in January 2016. In 2016, based on these requirements, we introduced new rates for monthly premium policies, which historically have represented approximately 75% of industry NIW.  To target a mid-teens return on PMIERs required assets across the risk spectrum, we generally increased rates on low FICO/high LTV loans and reduced rates on high FICO/low LTV loans.  See, "- GSE Oversight," below for a discussion of the PMIERs financial requirements. Most of the industry has since moved to similar rate cards for monthly premium policies.
Single-premium LPMI, which historically has represented approximately 25% of industry NIW, has generally seen greater price competition. In 2016, in response to the required assets provisions of PMIERs, including the additional capital charges applied to LPMI products, we implemented new, higher LPMI single premium rates. Through 2015, single premium policies had comprised a majority of our NIW. In 2016, we saw a reduction in LPMI single NIW as a percentage of our mix compared to 2015.  As a result, during 2016, our mix of MI products has shifted to a higher percentage of monthly premium policies. For the year ended December 31, 2016, 67% of our NIW consisted of monthly premium policies, and in the fourth quarter we reached a mix approximating the industry average, with 75% of our NIW comprised of monthly premium policies.
Our persistency rate is the percentage of IIF that remains on our books after any 12-month period. Because our insurance premiums are earned over the life of a policy, changes in persistency rates can have a significant impact on our earnings. The persistency rate on our portfolio was 80.7% at December 31, 2016, compared to 79.6% at December 31, 2015. Persistency rates are sensitive to fluctuations in interest rates. Decreases in interest rates typically increase our portfolio's cancellation rate. When cancellations increase, we experience lower profitability and returns on our monthly premium business. Conversely, we experience higher returns on our single premium business because, rather than amortizing the single premium over the expected life of the policy, upon cancellation, we immediately recognize all unamortized single premium as earned.

Portfolio Statistics
The table below shows primary portfolio trends, by quarter, for the last five quarters.

Primary portfolio trends	As of and for the quarter ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
	($ Values In Millions)
New insurance written	$5,240	$5,857	$5,838	$4,254	$4,547
New risk written	1,244	1,415	1,411	1,016	1,105
Insurance in force (1)	32,168	28,228	23,624	18,564	14,824
Risk in force (1)	7,790	6,847	5,721	4,487	3,586
Policies in force (count) (1)	134,662	119,002	100,547	79,700	63,948
Weighted-average coverage (2)	24.2%	24.3%	24.2%	24.2%	24.2%
Loans in default (count)	179	115	79	55	36
Percentage of loans in default	0.1%	0.1%	0.1%	0.1%	0.1%
Risk in force on defaulted loans	$10	$6	$4	$3	$2
Average premium yield (3)	0.44%	0.48%	0.47%	0.45%	0.49%
Annual persistency (4)	80.7%	81.8%	83.3%	82.7%	79.6%

(1)	Reported as of the end of the period.

(2)	End of period RIF divided by IIF.

(3)	Average premium yield is calculated by dividing primary net premiums earned, net of reinsurance, by average gross IIF for the period, annualized.

(4)	Defined as the percentage of IIF that remains on our books after any 12-month period.

The table below shows primary portfolio trends, by year, for the last three years.

Primary portfolio trends	As of and for the year ended
	December 31, 2016	December 31, 2015	December 31, 2014
	($ Values In Millions)
New insurance written	$21,189	$12,424	$3,451
New risk written	5,086	2,932	776
Insurance in force (1)	32,168	14,824	3,370
Risk in force (1)	7,790	3,586	802
Policies in force (count) (1)	134,662	63,948	14,603
Weighted-average coverage (2)	24.2%	24.2%	23.8%
Loans in default (count)	179	79	4
Percentage of loans in default	0.1%	0.1%	—%
Risk in force on defaulted loans	$10	$2	$0.2
Average premium yield (3)	0.44%	0.45%	0.45%
Annual persistency (4)	80.7%	79.6%	84.1%

(1)	Reported as of the end of the period.

(2)	End of period RIF divided by IIF.

(3)	Average premium yield is calculated by dividing primary net premiums earned, net of reinsurance, by average gross IIF for the period, annualized.

(4)	Defined as the percentage of IIF that remains on our books after any 12-month period.

The table below reflects a summary of the change in total primary IIF for the years ended December 31, 2016, 2015 and 2014.

Primary IIF	As of and for the year ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In Millions)
IIF, beginning of period	$14,824	$3,370	$162
NIW	21,189	12,424	3,451
Cancellations and other reductions	(3,845)	(970)	(243)
IIF, end of period	$32,168	$14,824	$3,370

The table below reflects a summary of our primary IIF and RIF by book year as of December 31, 2016, 2015 and 2014.

Primary IIF and RIF	As of December 31, 2016		As of December 31, 2015		As of December 31, 2014
	IIF	RIF	IIF	RIF	IIF	RIF
	(In Millions)
December 31, 2016	$20,193	$4,850	$—	$—	$—	$—
2015	10,071	2,472	12,110	2,932	—	—
2014	1,856	457	2,644	638	3,257	776
2013	48	11	70	16	113	26
Total	$32,168	$7,790	$14,824	$3,586	$3,370	$802
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
The tables below reflect our total primary NIW by FICO, LTV and purchase/refinance mix for the three years ended December 31, 2016. We calculate the LTV of a loan as the percentage of the original loan amount to the original value of the property securing the loan. In general, the lower the LTV the lower the likelihood of a default, and for loans that default, a lower LTV generally results in lower severity for a resulting claim, as the borrower has more equity in the property.

Primary NIW by FICO	For the year ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In Millions)
>= 760	$10,985	$6,111	$1,550
740-759	3,452	1,955	628
720-739	2,517	1,726	532
700-719	2,099	1,254	351
680-699	1,315	889	274
<=679	821	489	116
Total	$21,189	$12,424	$3,451

Primary NIW by LTV	For the year ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In Millions)
95.01% and above	$1,273	$492	$13
90.01% to 95.00%	9,229	5,452	1,490
85.01% to 90.00%	6,576	4,236	1,283
85.00% and below	4,111	2,244	665
Total	$21,189	$12,424	$3,451

Primary NIW by purchase/refinance mix	For the year ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In Millions)
Purchase	$15,293	$8,161	$2,005
Refinance	5,896	4,263	1,446
Total	$21,189	$12,424	$3,451
The tables below show the primary weighted average FICO and weighted average LTV, by policy type, for NIW in the years presented.

Weighted Average FICO	For the year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Monthly	750	745	743
Single	762	759	755

Weighted Average LTV	For the year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Monthly	91%	91%	91%
Single	90%	90%	90%
The tables below reflect our total primary IIF and RIF by FICO, average loan size, LTV and loan type.

Primary IIF by FICO	As of
	December 31, 2016		December 31, 2015		December 31, 2014
	($ Values In Millions)
>= 760	$16,166	50%	$7,124	48%	$1,506	45%
740-759	5,248	16	2,406	16	610	18
720-739	4,130	13	2,111	14	518	16
700-719	3,245	10	1,515	10	345	10
680-699	2,151	7	1,100	8	276	8
<=679	1,228	4	568	4	115	3
Total	$32,168	100%	$14,824	100%	$3,370	100%

Primary RIF by FICO	As of
	December 31, 2016		December 31, 2015		December 31, 2014
	($ Values In Millions)
>= 760	$3,934	50%	$1,707	48%	$352	44%
740-759	1,281	16	590	16	145	18
720-739	1,000	13	519	14	126	16
700-719	782	10	369	10	83	10
680-699	511	7	267	8	68	8
<=679	282	4	134	4	28	4
Total	$7,790	100%	$3,586	100%	$802	100%

Primary Average Loan Size by FICO	As of
	December 31, 2016	December 31, 2015	December 31, 2014
	(In Thousands)
>= 760	$250	$246	$240
740-759	241	235	237
720-739	235	229	232
700-719	233	228	226
680-699	224	219	221
<=679	210	207	206

Primary IIF by LTV	As of
	December 31, 2016		December 31, 2015		December 31, 2014
	($ Values In Millions)
95.01% and above	$1,686	5%	$498	3%	$14	—%
90.01% to 95.00%	14,358	45	6,583	45	1,472	44
85.01% to 90.00%	10,282	32	5,098	34	1,240	37
85.00% and below	5,842	18	2,645	18	644	19
Total	$32,168	100%	$14,824	100%	$3,370	100%

Primary RIF by LTV	As of
	December 31, 2016		December 31, 2015		December 31, 2014
	($ Values In Millions)
95.01% and above	$467	6%	$139	4%	$4	—%
90.01% to 95.00%	4,226	55	1,943	54	436	55
85.01% to 90.00%	2,439	31	1,210	34	292	36
85.00% and below	658	8	294	8	70	9
Total	$7,790	100%	$3,586	100%	$802	100%

Primary RIF by Loan Type	As of
	December 31, 2016	December 31, 2015	December 31, 2014

Fixed	99%	98%	96%
Adjustable rate mortgages:
Less than five years	—	—	—
Five years and longer	1	2	4
Total	100%	100%	100%

As of December 31, 2016, December 31, 2015 and December 31, 2014, 100% of each of our pool IIF and RIF was comprised of insurance on fixed rate mortgages.
The table below shows primary portfolio statistics, by book year, as of December 31, 2016.

	As of December 31, 2016
Origination year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative default rate (2)
	($ Values in Millions)
2013	$162	$48	30%	655	239	—	1	—%	0.2%
2014	3,451	1,857	54%	14,786	9,003	48	3	2.6%	0.3%
2015	12,422	10,071	81%	52,548	44,716	103	7	2.4%	0.2%
2016	21,189	20,192	95%	83,633	80,704	28	—	0.6%	—%
Total	$37,224	$32,168		151,622	134,662	179	11

(1)	The ratio of losses incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.

(2)	The sum of claims paid ever to date and notices of default as of the end of the period divided by policies ever in force.

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
The following table shows the distribution by state of our primary RIF. For the three years presented below, our RIF was relatively more concentrated in California, primarily as a result of the location and timing of the acquisition of new customers. The distribution of risk across the states as of December 31, 2016 is not necessarily representative of the geographic distribution we expect in the future. As we add new customers and receive greater allocations of business from our existing customers, we expect we will have increased flexibility to manage our state concentration levels.

Top 10 primary RIF by state as of December 31, 2016	As of
	December 31, 2016	December 31, 2015	December 31, 2014
California	13.6%	12.9%	16.3%
Texas	7.0	6.8	6.6
Virginia	6.5	5.2	3.5
Florida	4.5	5.3	4.6
Arizona	3.9	3.7	3.9
Colorado	3.9	4.2	3.5
Maryland	3.7	2.8	2.2
Michigan	3.7	4.4	4.7
Utah	3.7	3.0	1.7
Pennsylvania	3.6	3.7	3.7
Total	54.1%	52.0%	50.7%

Reserve for Insurance Claims and Claim Expenses
Claims incurred is the expense that is booked within a particular period to reflect actual and estimated claim payments that we believe will ultimately be made as a result of insured loans that are in default. We do not recognize an estimate of claim expense for loans that are not in default. As of December 31, 2016, we have established reserves for insurance claims of $3.0 million for 179 primary loans in default, compared to a reserve of $679 thousand for 36 primary loans in default as of December 31, 2015 and a reserve of $83 thousand for six primary loans in default as of December 31, 2014. We also establish reserves for the related claims expenses, which are the estimated costs to adjust and settle claims. We have not established any pool reserves for claims or IBNR to date. For additional discussion of our reserves, see, Part II., Item 8, "Financial Statements and Supplementary Data - Notes to Condensed Consolidated Financial Statements - Note 7. Reserves for Insurance Claims and Claim Expenses."
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
While our portfolio matures, we expect our reported loss ratio will be less than 10%, due to loss development being generally insignificant in the early years of a loan cycle combined with strong growth in earned premiums on a year-over-year basis. We expect that the frequency of claims on our initial primary books of business should be between 2% and 3% of mortgages insured over the life of the book. For claims that we may receive, we expect the severity of the claim to be between 85% and 95% of the coverage amount. Based on these expectations, we estimate that the loss ratio over the life of each book will be between 20% and 25% of earned premiums.
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
The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claims expenses for the years ended December 31, 2016 and December 31, 2015.

	For the year ended December 31,
	2016	2015
	(In Thousands)
Beginning balance	$679	$83
Less reinsurance recoverables (1)	—	—
Beginning balance, net of reinsurance recoverables	679	83

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	2,457	699
Prior years (3)	(65)	(49)
Total claims and claims expenses incurred	2,392	650

Less claims paid:
Claims and claim expenses paid:
Current year (2)	171	50
Prior years (3)	196	4
Total claims and claim expenses paid	367	54

Reserve at end of period, net of reinsurance recoverables	2,704	679
Add reinsurance recoverables (1)	297	—
Balance, December 31	$3,001	$679
(1) Related to ceded losses recoverable on the 2016 QSR Transaction. To date, ceded losses have been immaterial. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reinsurance," for additional information.
(2) Related to defaults occurring in the current year.
(3) Related to defaults occurring in prior years.

The “claims incurred” section of the table above shows claims and claim expenses incurred on default notices received in the current year and in prior years.  The amount of claims incurred relating to default notices received in the current year represents the estimated amount to be ultimately paid on such default notices.  The decreases during the periods presented in reserves held for prior year defaults are generally the result of ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we learn additional information about individual defaults and claims.
The following table provides a reconciliation of the beginning and ending count of loans in default.

	For the year ended
	December 31, 2016	December 31, 2015
Beginning default inventory	36	4
Plus: new defaults	284	51
Less: cures	(132)	(17)
Less: claims paid	(9)	(2)
Ending default inventory	179	36
The increase in the number of defaults at December 31, 2016 compared to December 31, 2015 was primarily due to an increase in the number of policies in force and the increasing maturity of our portfolio.
The following table provides details of our claims paid for years ended December 31, 2016 and December 31, 2015.

	For the year ended
	December 31, 2016	December 31, 2015
	($ Values In Thousands)
Number of claims paid	9	2
Total amount paid for claims	$367	$54
Average amount paid per claim	$41	$27
Severity(1)	64%	44%
(1)Severity represents the total amount of claims paid divided by the related RIF on the loans.

The increase in the number of claims paid for the year ended December 31, 2016 compared to the year ended December 31, 2015 is in line with our expectation of how losses will develop as our book grows. We believe our severity is below expectations as the result of appreciating home prices in recent years.

Average reserve per default:	As of December 31, 2016	As of December 31, 2015
	(In Thousands)
Case (1)	$15	$18
IBNR	2	1
Total	$17	$19
(1)Defined as the gross reserve per insured loan in default.
For the year ended December 31, 2014, default and claims activity in our insured book were not significant. As of December 31, 2014, we had established loss reserves of $83,000 for 6 loans in default.
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
As an Approved Insurer, NMIC is subject to ongoing compliance with the PMIERs. (Italicized terms have the same meaning that such terms have in the PMIERs, as described below.) The PMIERs establish operational, business, remedial and financial requirements applicable to Approved Insurers. The PMIERs financial requirements prescribe a risk-based capital methodology whereby the amount of capital required to be held against each insured loan is determined based on certain risk characteristics, such as FICO, vintage (year of origination), performing vs. non-performing (i.e., current vs. delinquent), LTV and other risk features. An asset charge is calculated for each insured loan based on its risk profile. In general, higher quality loans carry lower capital charges.
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
By April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. We expect to certify to the GSEs by April 15, 2017 that NMIC fully complied with the PMIERs as of December 31, 2016. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of its failure to meet one or more of the PMIERs requirements. We will continue to monitor our compliance with the PMIERs going forward.
The following table provides a comparison of the PMIERs financial requirements as reported by NMIC. Our available assets balance as of December 31, 2016 decreased from the prior quarter as the result of new PMIERs requirements that the GSEs released in December 2016. Under the new requirements, our available assets were reduced as a result of the deduction of our reinsurance funds withheld balance and restricted assets held on deposit by state regulatory agencies.

	As of
	December 31, 2016	September 30, 2016	June 30, 2016	March 31,2016	December 31, 2015
	($ values in thousands)
Available Assets	$453,523	$488,635	$432,074	$434,138	$431,411
Net Risk-Based Required Assets	366,584	320,609	377,468	302,852	249,805

Asset charge % (1)	6.15%	6.14%	6.10%	6.12%	6.17%
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
As of December 31, 2016, NMIC's primary RIF was approximately $7.8 billion representing insurance on a total of 134,662 policies in force, and pool RIF was approximately $0.0 million, representing insurance on a total of 16,917 loans. Based on NMIC's reported total statutory capital of $473 million at December 31, 2016, NMIC's RTC ratio was 12.4:1, significantly below the regulatory maximum RTC thresholds. Similarly, Re One had total statutory capital of $33 million at December 31, 2016, with a RTC ratio of .5:1.
As discussed above in Item 1, "Business - U.S. Mortgage Insurance Regulation - State Mortgage Insurance Regulation," we, along with other MI companies, are working with the Mortgage Guaranty Insurance Working Group of the Financial Condition (E) Committee of the NAIC (Working Group). The Working Group will determine and make a recommendation to the Financial Condition (E) Committee of the NAIC as to what changes the Working Group believes are necessary to the solvency and market practices regulation of MI companies, including changes to the Mortgage Guaranty Insurers Model Act (Model #630). The Working Group has proposed a draft revised Model Act that contains risk-based capital requirements, which we and the MI industry are evaluating. We have provided feedback to the Working Group since early 2013, including comments on the risk-based capital approach. The Working Group's discussions are ongoing and the ultimate outcome of these discussions and any potential actions taken by the NAIC cannot be predicted at this time.
In August 2016, S&P affirmed its "BBB-" financial strength and long-term counter-party credit ratings for NMIC. In July 2015, S&P assigned its "BB-" long-term counter-party credit rating to NMIH.  S&P's outlook for both companies was "stable." In November 2015, Moody's Investors Service (Moody's) assigned a financial strength rating of "Ba2" for NMIC. Also at that time, Moody's assigned a B2 rating to the $150 million Term Loan held by NMIH. Moody's outlook for both companies was "stable."
Competition
The MI industry is highly competitive and currently consists of six private mortgage insurers, including NMIC, as well as governmental agencies like the FHA and the VA. See Part I, Item 1, "Business - Sales and Marketing and Competition - Competition," above.
Private MI
MI companies compete based on service, customer relationships, underwriting, and other factors including price. In the recent past, lenders have pressured MIs to offer discounted rates, primarily on single premium LPMI.  Higher capital requirements imposed by the PMIERs have also had an effect on premium rates.  We expect the MI market to remain highly competitive, with pressure for industry participants to grow or maintain their market share in the coming years.  Our competitors' respective shares of the private MI market for the quarter ended September 30, 2016 ranged from single percentage points penetration to a high of approximately 19%.
Competition with FHA
Although there has been broad policy consensus toward the need for private capital to play a larger role and government credit risk to be reduced in the U.S. housing finance system, it remains difficult to predict whether the combined market share of governmental agencies such as the FHA and VA will recede to historical levels. In 2015, the FHA reduced some of its single-family annual mortgage insurance premiums, which had the effect of maintaining the FHA's elevated market share and continuing the increased role of government in the mortgage insurance market. In January 2017, the FHA announced further reductions to its annual premiums; however, before such reductions could take effect, the FHA announced that the cuts were suspended indefinitely. To date, the impact from the FHA's 2015 premium reduction has not had a significant impact on our continued growth in the market. We believe our pricing continues to be more attractive than the FHA's current pricing for a substantial majority of borrowers with credit and loan characteristics similar to those whose loans we insure. With the new Trump administration, it remains uncertain whether FHA will ultimately adopt the suspended reductions or otherwise reduce its mortgage insurance premiums again, or eliminate the non-cancelability of premiums, or whether Congress will continue to consider legislation to reform the FHA. There are factors beyond premium rate that influence a lender's decision to choose private MI over FHA insurance, including among others, the FHA's loan eligibility requirements, cancelability, loan size limits and the relative ease of use of private MI products compared to FHA products.

Consolidated Results of Operations

Consolidated statements of operations	For the year ended December 31,
	2016	2015	2014
Revenues	(In Thousands, except for share data)
Net premiums earned	$110,481	$45,506	$13,407
Net investment income	13,751	7,246	5,618
Net realized investment (losses) gains	(693)	831	197
Other revenues	276	25	—
Total revenues	123,815	53,608	19,222
Expenses
Insurance claims and claims expenses	2,392	650	83
Underwriting and operating expenses	93,223	80,599	73,417
Total expenses	95,615	81,249	73,500
Other (expense) income
(Loss) gain from change in fair value of warrant liability	(1,900)	1,905	2,949
Gain from settlement of warrants	—	—	37
Interest expense	(14,848)	(2,057)	—
Income (loss) before income taxes	11,452	(27,793)	(51,292)
Income tax benefit	(54,389)	—	(2,386)
Net income (loss)	$65,841	$(27,793)	$(48,906)
Revenues
For the year ended December 31, 2016, we had net premiums earned of $110.5 million compared to net premiums earned of $45.5 million for the year ended December 31, 2015 and $13.4 million for the year ended December 31, 2014. The principal drivers of the increase in premiums earned for the year ended December 31, 2016 were the continued growth of our NIW and IIF, primarily related to our monthly products, and the continued development of our customer base, including higher allocations of business to us from existing customers, slightly offset by ceded premiums earned related to the 2016 QSR Transaction of $5.3 million. Premiums earned in 2014 and 2015 were primarily driven by growth of our policies in force and the significant development of our customer base. Additionally, we had $16.7 million of earned premiums in the year ended December 31, 2016 related to cancellations of single premium policies, compared to $4.4 million for the year ended December 31, 2015 and $1.9 million for the year ended December 31, 2014. We believe revenue from cancellations will be a lower portion of our revenue base as our IIF grows, particularly as interest rates have risen over the last quarter, causing refinance activity to slow. We will continue to experience higher than expected earnings from cancellations of single premium policies if interest rates remain low, and expect single premium policy cancellations to decrease if interest rates rise significantly.
Net investment income has increased year over year from December 31, 2014, as a result of increases in the size of our consolidated investment portfolio. We realized a loss on investments of $0.7 million for the year ended December 31, 2016, compared to gains of $0.8 million and $0.2 million for the years ended December 31, 2015 and December 31, 2014, respectively.
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
Insurance claims and claim expenses increased for the year ended December 31, 2016 compared to the years ended December 31, 2015 and December 31, 2014, as a result of increases in our NODs, primarily due to increases in the number of policies-in-force year-over-year.

Employee compensation represents the majority of our operating expense, which includes both cash and share-based compensation. Our underwriting and operating expenses grew year-over-year primarily as the result of hiring new employees and expanding our operations and sales activities. Our headcount grew from 189 and 243 at December 31, 2014 at December 31, 2015, respectively, to 276 at December 31, 2016. Underwriting and operating expenses also include costs related to policy acquisition, technology, professional services and facilities.
We incurred interest expense in 2015 and 2016 related to the Term Loan entered into during the fourth quarter of 2015.
We recorded $54.4 million of income tax benefit for the year ended December 31, 2016 compared to $0.0 of income tax expense for the year ended December 31, 2015 and $2.4 million of income tax benefit for the year ended December 31, 2014. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11, Income Taxes."
Net Income
We recognized net income of $65.8 million for the year ended December 31, 2016 compared to net losses of $27.8 million and $48.9 million for the years ended December 31, 2015 and December 31, 2014, respectively. The primary driver of the profitable year ended December 31, 2016, compared to the years ended December 31, 2015 and December 31, 2014, was the significant increase in premiums earned from our IIF as a result of the addition of new customers and higher allocations of business to us from existing customers, slightly offset by personnel and external costs.

Consolidated balance sheets	December 31, 2016	December 31, 2015
	(In Thousands)
Total investment portfolio	$628,969	$559,235
Cash and cash equivalents	47,746	57,317
Premiums receivable	13,728	5,143
Deferred policy acquisition costs, net	30,109	17,530
Software and equipment, net	20,402	15,201
Prepaid reinsurance premiums	37,921	—
Deferred tax asset, net	53,274	—
Other assets	9,588	8,025
Total assets	$841,737	$662,451
Term loan	$144,353	$143,939
Unearned premiums	152,906	90,773
Accounts payable and accrued expenses	25,297	22,725
Reserve for insurance claims and claims expenses	3,001	679
Reinsurance funds withheld	30,633	—
Deferred ceding commission	4,831	—
Warrant liability	3,367	1,467
Deferred tax liability	—	137
Total liabilities	364,388	259,720
Total shareholders' equity	477,349	402,731
Total liabilities and shareholders' equity	$841,737	$662,451
As of December 31, 2016, we had approximately $677 million in cash and investments of which $74.1 million was held at NMIH. The increase in cash and investments from year-end 2015 relates directly to the magnitude of premiums collected in 2016, less operating expenses and capital expenditures.
Our deferred policy acquisition asset was $30.1 million as of December 31, 2016 compared to $17.5 million at December 31, 2015. The increase was driven by the deferrable costs associated with premiums written during the year ended December 31, 2016 of $134.7 million.
Our software and equipment balance increased from $15.2 million at December 31, 2015 to $20.4 million at December 31, 2016, primarily due to the continued development of our technology platform to support the growth of our business, offset by depreciation and amortization expense during the year.

Our premiums receivable balance increased from $5.1 million at December 31, 2015 to $13.7 million as of December 31, 2016 primarily as a result of the growth in IIF of our monthly policies.
Our prepaid reinsurance balance was $37.9 million as of December 31, 2016, which reflects the ceded unearned premium balance related to the 2016 QSR Transaction entered into during the third quarter of 2016.
Our unearned premiums balance increased from $90.8 million as of December 31, 2015 to $152.9 million as of December 31, 2016 due to single premiums written in 2016, offset by cancellations of LPMI policies previously discussed and earnings of existing unearned premiums in accordance with the expiration of risk in the related policies.
As a result of NODs received in 2016, our reserves for insurance claims and claims expenses increased to $3.0 million at December 31, 2016 compared to $679 thousand at December 31, 2015. See, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 7, Reserves for Insurance Claims and Claims Expenses."
Our accounts payable and accrued expenses increased to $25.3 million as of December 31, 2016 from $22.7 million at December 31, 2015. The increase was primarily driven by an increase in accruals for liabilities related to increased headcount, accrued premium taxes and IT costs.
Deferred ceding commission related to the 2016 QSR Transaction was $4.8 million as of December 31, 2016.
Reinsurance funds withheld was $30.6 million as of December 31, 2016, representing reinsurance premiums payable, offset by our profit and ceding commission receivables related to the 2016 QSR Transaction.
Our warrant liability increased to $3.4 million at December 31, 2016 from $1.5 million at December 31, 2015, as a result of an increase in our stock price during 2016, from $6.77 at December 31, 2015 to $10.65 at December 31, 2016.
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the year ended December 31,
	2016	2015	2014
Net cash provided by (used in):	(In Thousands)
Operating activities	$71,944	$41,463	$(20,967)
Investing activities	(79,792)	(230,165)	68,082
Financing activities	(1,723)	142,998	(23)
Net (decrease) increase in cash and cash equivalents	$(9,571)	$(45,704)	$47,092
Operating activities generated positive cash flow for the years ended December 31, 2016 and December 31, 2015, compared to the year ended December 31, 2014, due primarily to the collection of premiums offset by the continued hiring of management and staff personnel and costs for contract and professional services.
Cash used in investing activities for the years ended December 31, 2016 and December 31, 2015 was $79.8 million and $230.2 million, respectively, compared to cash provided by investing activities in the same period in 2014 of $68.1 million. Amounts used for investment activities in 2015 and 2016 were for securities acquisitions in those years, primarily from the proceeds of the Term Loan.
Cash flow used in financing activities totaled $1.7 million for the year ended December 31, 2016, due primarily to the repayment of principal of $1.5 million under the Term Loan, compared to cash inflows from the Term Loan for the year ended December 31, 2015.
Holding Company Liquidity and Capital Resources
NMIH serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. NMIH's principal liquidity demands include funds for: (i) payment of certain corporate expenses and reimbursable expenses of its insurance subsidiaries; (ii) capital support for its subsidiaries; (iii) potential tax payments to the Internal Revenue Service (IRS); (iv) the payment of principal and interest related to the Term Loan; and (v) the payment of dividends, if any, on its common stock. NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as NMIH, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation's capital surplus or (subject to certain limitations) recent net profits. As of December 31, 2016, NMIH's shareholders' equity was approximately $477 million.

As of December 31, 2016, NMIH had $74 million of cash and investments. NMIH's principal source of operating cash is investment income and in the future could include dividends from NMIC, if available and permitted under law and by the GSEs.
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
Our MI companies' principal operating sources of liquidity are premiums that we receive from policies in force and income generated by our investment portfolio. Our MI companies' primary liquidity needs include the payment of claims on our MI policies, operating expenses, investment expenses and other costs of our business. We anticipate that as our IIF grows, the premium revenue we receive will increase. We expect to manage our fixed operating expenses so that they grow at a slower rate than our NIW over the coming years.
In 2015, NMIH entered into the Credit Agreement for the Term Loan to support the continued growth of its IIF. On February 9, 2017, NMIH amended the Credit Agreement (the Amendment) to reduce the interest rate and extend the maturity date from November 10, 2018 to November 10, 2019. The Credit Agreement contains various restrictive covenants and required financial ratios and tests (which were not modified by the Amendment) that we are required to meet or maintain. These covenants include, but are not limited to the following: a maximum debt-to-total capitalization ratio (as defined) of 35%, maximum RTC ratio of 22.0:1.0, liquidity (as defined) of $25.5 million as of December 31, 2016, compliance with PMIERs financial requirements (subject to any GSE-approved waivers), and minimum equity requirements. Prior to the Amendment, the Term Loan accrued interest at the Eurodollar Rate (1%) plus an annual margin rate of 7.5% (an all-in rate of 8.75% at December 31, 2016), payable quarterly. After the Amendment, the Term Loan bears interest at the Eurodollar Rate (1%) plus an annual margin rate of 6.75%, payable quarterly. The Company recorded $14.8 million of interest expense for the year ended December 31, 2016.
Consolidated Investment Portfolio
Our net investment income for the year ended December 31, 2016 was $13.8 million, compared to $7.2 million for the year ended December 31, 2015 and $5.6 million for the year ended December 31, 2014. As of December 31, 2016, our portfolio conforms with our investment guidelines. The principal factors affecting our investment income include the size and credit rating of our portfolio and its net yield. As measured by amortized cost (which excludes changes in fair market value, such as those resulting from changes in interest rates), the size of our investment portfolio is mainly a function of capital raised, cash generated from (or used in) operations, such as net premiums received, and investment earnings.
Consistent with Wisconsin law, our investment policies emphasize preservation of capital, as well as total return. Based on our guidelines, our current investment portfolio is comprised almost entirely of cash and cash equivalents and fixed-income securities, all of which are investment grade. Prior to the third quarter of 2014, our investment portfolio consisted of A rated securities or better. During the third quarter of 2014, we changed our investment guidelines to allow 10-15% of the investment portfolio to be invested in BBB securities. As of December 31, 2016, approximately 13% of the investment portfolio was invested in BBB securities. Our policy guidelines contain limits on the amount of credit exposure to any one issue, issuer and type of instrument. We expect to preserve the liquidity of our portfolio through diversification and investment in publicly traded securities. We plan to maintain a level of liquidity commensurate with our perceived business outlook and the expected timing, direction and degree of changes in interest rates.
The pre-tax book yield on our portfolio, excluding unrealized gains and losses, was 2.0% for the year ended December 31, 2016, compared to 1.8% for the year ended December 31, 2015 and 1.5% for the year ended December 31, 2014. The book yield for each year presented is calculated on the year-to-date net investment income over our average portfolio book value at December 31. We believe that the yield on our investment portfolio likely will change over time based on potential changes to the interest rate environment, the duration or mix of our investment portfolio or other factors.

The sectors of our investment portfolio, including cash and cash equivalents appear in the table below:

Percentage of portfolio's fair value		December 31, 2016	December 31, 2015
1.	Corporate debt securities	52%	56%
2.	U.S. treasury securities and obligations of U.S. government agencies	9	14
3.	Asset-backed securities	17	17
4.	Cash, cash equivalents and short-term investments	16	10
5.	Municipal debt securities	6	3
	Total	100%	100%
The ratings of our investment portfolio were:

Investment portfolio ratings	December 31, 2016	December 31, 2015
AAA	24%	25%
AA	19	11
A	44	51
BBB	13	13
Investment grade	100	100
Below investment grade	—	—
Total	100%	100%
The ratings above are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 35%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our effective income tax rate on our pre-tax income was (474.9)% for the year ended December 31, 2016. Our effective income tax rate on our pre-tax loss was 0.0% and 4.7% for the years ended December 31, 2015 and 2014, respectively. For further information regarding income taxes and their impact on our results of operations and financial position, see, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11, Income Taxes."
Since inception and prior to December 31, 2016, we recorded a valuation allowance against deferred tax assets, and, as such, we generally did not record a benefit associated with the losses incurred in prior periods or other income tax benefits. (Income tax benefits recognized in prior periods were related to the tax effects of unrealized gains credited to other comprehensive income (OCI).) At December 31, 2016, after weighing applicable evidence, we concluded that it is more-likely-than-not that our deferred tax assets will be realized. As a result, as of December 31, 2016, we have released the valuation allowance on federal and certain state deferred tax assets. A valuation allowance will continue to be recorded against net state deferred tax assets, primarily related to state net operating losses generated by NMIH that we do not expect to be utilized. NMIH operates at a loss and currently only generates revenue from its investment portfolio. Starting in 2017, we expect that our consolidated effective tax rate will approximate the statutory tax rates.
As of December 31, 2016, the positive evidence that weighed in favor of releasing the valuation allowance and ultimately outweighed the negative evidence against releasing the allowance included:

•	our current net operating loss carryforwards are expected to be fully utilized by 2018;

•	our other deferred tax assets are based on known recognition schedules and our expectation is that the majority will either reverse in the next three years or are related to deferred tax liabilities;

•	our significant unearned premium balance which represents future revenue that will be earned over the policies' lives;

•	the substantial growth in our IIF driving the increase in net premiums;

•	our positive earnings trends from quarterly and annual increases in revenue;

•	our taxable income in 2016 and our expected taxable income in future years; and

•	our expectation that we will be in a cumulative profit in a three-year period in 2017.
The primary negative evidence that was considered was our cumulative losses in recent years. Although ASC 740 does not define the term or the length of time to consider when calculating the cumulative loss, practice and interpretations suggest that the guideline, not a “bright line”, is to aggregate the pretax results as adjusted for permanent items for three years (i.e., the current and the two preceding years).
Management has concluded that positive evidence of sufficient quantity and quality outweighs negative evidence, and supports our conclusion that it is more-likely-than-not that the Company will realize its federal and certain state deferred tax assets. The reversal of the Company’s beginning-of-the-year valuation allowance against such deferred tax assets (resulting from a change in judgment about the realizability of the related deferred tax assets in future years) is consistent with the requirements of ASC 740-10-45-20. We have recorded the effects of the change in income from continuing operations, generating a financial statement benefit of $60.0 million and $0.3 million related to net federal and certain state deferred tax assets, respectively. A tax effected valuation allowance of $7.3 million, $66.4 million, and $53.7 million was recorded at December 31, 2016, 2015 and 2014, respectively, to reflect the amount of the deferred taxes that more-likely-than-not will not be realized.
As of December 31, 2016, we had a federal net operating loss carryforward of $121.1 million, which expires from 2030 to 2035, and state net operating loss carryforwards of $63.6 million, which primarily expire from 2031 to 2036. Section 382 of the Internal Revenue Code (Section 382) imposes annual limitations on a corporation's ability to utilize its net operating losses (NOLs) if it experiences an “ownership change.” As a result of the acquisition of our insurance subsidiaries, $7.3 million of NOLs are subject to annual limitations of $0.8 million through 2016, then $0.3 million through 2029. If we were to experience another “ownership change,” further limitations would apply.
There is a tax sharing agreement between NMIH and its subsidiaries, dated August 23, 2012 and amended on September 1, 2016. Under this agreement, each of the parties mutually agreed to file a consolidated federal income tax return for 2012 and subsequent tax years, with NMIH as the direct tax filer. The tax liability of each subsidiary that is party to the agreement is limited to the amount of liability it would incur if it filed a separate tax return.
Off-Balance Sheet Arrangements and Contractual Obligations
We had no off-balance sheet arrangements at December 31, 2016. Contractual obligations at December 31, 2016 are summarized in the table that follows.

	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)
Contractual obligations	$—	$—	$—	$—
Long-term debt obligations*	14,615	159,602	—	—
Capital lease obligations	—	—	—	—
Operating lease obligations	1,488	6,474	5,710	—
Purchase obligations	2,289	126	—	—
Other long-term liabilities reflected on the registrant's balance sheet under GAAP	—	—	—	—
Total	$18,392	$166,202	$5,710	$—

*Long-term debt relates to our $150 million Credit Agreement and includes future interest payments using the minimum interest rate in effect at December 31, 2016 (prior to the Amendment) of 8.75%.
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

Revenue Recognition
In the MI industry, a "book" is a group of loans that an MI company insures in a particular period, normally a calendar year. We set premiums at the time a policy is issued based on our filed rates and rating rules. The policies we issue are guaranteed renewable contracts at the policyholder's option. Premiums may be paid to us on a single, annual or monthly premium basis. We generally have no ability to re-underwrite or reprice these contracts.  Premiums written on a single premium basis and an annual premium basis are initially deferred as unearned premium reserve and earned over the policy's expected life commencing in the month coverage is effective. Premiums written on policies covering more than one year are amortized over the policy's expected life in accordance with the expiration of risk, which is the anticipated claim payment pattern based on industry experience.  Premiums written on annual policies are earned on a monthly pro rata basis.  Premiums written on monthly policies are earned as coverage is provided. Premiums written on pool transactions are earned over the period that coverage is provided. Upon cancellation of a policy, all premium that is non-refundable is immediately earned, and any refundable premium is returned to the policyholder. Premiums returned to policyholders are recorded as a reduction of written and earned premiums in the current period. The actual return of premium for all periods affects premiums written and earned in those periods.
Reserve for Claims and Claims Expenses
Consistent with industry accounting practices, for purposes of establishing claim reserves, we adhere to the general claim reserving principles contained in ASC 944, Financial Services - Insurance (ASC 944), even though that standard expressly excludes mortgage insurance from its guidance. Consistent with our industry, we do not establish claim reserves for anticipated future claims on insured loans that are not currently in default. We do not consider a loan to be in default for claim reserve purposes until we receive notice from the servicer that a borrower has failed to make two consecutive regularly scheduled payments and is at least sixty days in default. Default is defined in our Master Policy as the failure by a borrower to pay when due an amount equal to the scheduled mortgage payment due under the terms of a loan or the failure by a borrower to pay all amounts due under a loan after the exercise of the due on sale clause of such loan. In addition to reserves on reported defaults, we establish IBNR reserves for estimated claims incurred on loans that have been in default for at least sixty days that have not yet been reported to us by the servicers.
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
Fair Value Measurements
The following describes the valuation techniques used by us to determine the fair value of our financial instruments:
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
Purchases and sales of investments are recorded on a trade date basis. Net investment income is recognized when earned, and includes interest and dividend income together with amortization of market premiums and discounts using the effective yield method, and is net of investment management fees and other investment related expenses. For asset-backed securities and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary.
Each fiscal quarter we evaluate our investments in order to determine whether declines in fair value below amortized cost were considered other-than-temporary in accordance with applicable guidance. Under the current guidance, a debt security impairment is deemed other-than-temporary if (i) we either intend to sell the security or it is more likely than not that we will be required to sell the security before recovery or (ii) we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. In evaluating whether a decline in fair value is other-than-temporary, we consider several factors including, but not limited to:

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
Income Taxes
We account for income taxes using the liability method in accordance with ASC 740, Income Taxes. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that would result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations. We evaluate the need for a valuation allowance against deferred tax assets on a quarterly basis. In the course of our review, we assess all available evidence, both positive and negative, including future sources of income, tax planning strategies, future contractual cash flows and reversing temporary differences. Additional valuation allowance benefits or charges could be recognized in the future due to changes in management's expectations regarding the realization of tax benefits.
Warrants
We account for warrants to purchase our common shares in accordance with ASC 470-20 Debt with Conversion and Other Options and ASC 815-40 Derivatives and Hedging - Contracts in Entity's Own Equity. Our outstanding warrants may be settled by us using either (i) a physical settlement method or (ii) cashless exercise, where shares that are issued upon exercise of the warrants are reduced to cover the cost of the exercise, in lieu of the holder remitting a cash payment of the exercise price. The warrants expire, and are not exercisable after the 10th anniversary of the date they were issued. The exercise price and the number of warrants are subject to anti-dilution provisions whereby the existing exercise price is adjusted downward, and the number of warrants increased, for events that may not be dilutive. The adjustment may be in excess of any dilution suffered. As a result, the warrants are classified as a liability. We revalue the warrants at the end of each reporting period, and any change in fair value is reported in the statements of operations in the period in which the change occurred. We calculate the fair value of the warrants using a Black-Scholes option-pricing model in combination with a binomial model. We use a Monte Carlo simulation model to value the pricing protection features within the warrants. Variables in the model include the fair value of the stock, risk-free rate of return, dividend yield, expected life and expected volatility of the Company's stock price.

Share-Based Compensation
We account for share-based compensation in accordance with ASC 718, Compensation - Stock Compensation (ASC 718). ASC 718 addresses accounting for share-based awards and recognizes compensation expense, measured using grant date fair value, over the requisite service or performance period of the award. Share-based payments include stock options and restricted stock unit (RSU) grants under the 2012 Stock Incentive Plan and the NMIH 2014 Omnibus Incentive Plan. We determine the fair value of issued stock option grants using an option pricing model, which takes into account various assumptions that are subjective. Key assumptions used in the stock option valuation include the expected term of the option award, taking into account the contractual term of the award, the effects of expected exercise and post-vesting termination behavior, expected volatility, expected dividends and the risk-free interest rate for the expected term of the award. RSU grants to employees contain a market and/or service condition. The fair value of RSU grants to employees prior to our IPO was determined using a Monte Carlo Simulation model at the date of grant. Following the IPO, fair value was determined based on closing price on the grant date. Restricted grants to non-employee directors are valued at our stock price on the date of grant less the present value of anticipated dividends. Expense is recognized over the required service period, which is generally a three-year vesting period for the options (vesting in one-third increments per year).
There were no stock options granted in 2016. The estimated grant date fair values of the stock options granted during 2015 and 2014 were calculated using the Black-Scholes valuation model. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 10, Share-Based Compensation."
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
The carrying value of our investment portfolio as of December 31, 2016 and 2015 was $629 million and $559 million, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of December 31, 2016, the duration of our fixed income portfolio, including cash and cash equivalents, was 0.56 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 0.56% in fair value of our fixed income portfolio.  Excluding cash, our fixed income portfolio duration was 1.02 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 1.02% in fair value of our fixed income portfolio.
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
Emeryville, CA

We have audited the accompanying consolidated balance sheets of NMI Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income(loss), changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NMI Holdings, Inc. at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
San Francisco, CA.

February 17, 2017

NMI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $630,688 and $564,319 as of December 31, 2016 and December 31, 2015, respectively)	$628,969	$559,235
Cash and cash equivalents	47,746	57,317
Premiums receivable	13,728	5,143
Accrued investment income	3,421	2,873
Prepaid expenses	1,991	1,428
Deferred policy acquisition costs, net	30,109	17,530
Software and equipment, net	20,402	15,201
Intangible assets and goodwill	3,634	3,634
Prepaid reinsurance premiums	37,921	—
Deferred tax asset, net	53,274	—
Other assets	542	90
Total assets	$841,737	$662,451

Liabilities
Term loan	$144,353	$143,939
Unearned premiums	152,906	90,773
Accounts payable and accrued expenses	25,297	22,725
Reserve for insurance claims and claim expenses	3,001	679
Reinsurance funds withheld	30,633	—
Deferred ceding commission	4,831	—
Warrant liability, at fair value	3,367	1,467
Deferred tax liability, net	—	137
Total liabilities	364,388	259,720
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 59,145,161 and 58,807,825 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively (250,000,000 shares authorized)	591	588
Additional paid-in capital	576,927	570,340
Accumulated other comprehensive loss, net of tax	(5,287)	(7,474)
Accumulated deficit	(94,882)	(160,723)
Total shareholders' equity	477,349	402,731
Total liabilities and shareholders' equity	$841,737	$662,451
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
	2016	2015	2014
	(In Thousands, except for share data)
Revenues
Net premiums earned	110,481	45,506	$13,407
Net investment income	13,751	7,246	5,618
Net realized investment (losses) gains	(693)	831	197
Other revenues	276	25	—
Total revenues	123,815	53,608	19,222
Expenses
Insurance claims and claims expenses	2,392	650	83
Underwriting and operating expenses	93,223	80,599	73,417
Total expenses	95,615	81,249	73,500
Other (expense) income
(Loss) gain from change in fair value of warrant liability	(1,900)	1,905	2,949
Gain from settlement of warrants	—	—	37
Interest expense	(14,848)	(2,057)	—
Total other (expense) income	(16,748)	(152)	2,986

Income (loss) before income taxes	11,452	(27,793)	(51,292)
Income tax benefit	(54,389)	—	(2,386)
Net income (loss)	$65,841	$(27,793)	$(48,906)

Earnings (loss) per share
Basic	$1.11	$(0.47)	$(0.84)
Diluted	$1.08	$(0.47)	$(0.84)

Weighted average common shares outstanding
Basic	59,070,948	58,683,194	58,281,425
Diluted	60,829,372	58,683,194	58,281,425

Net income (loss)	$65,841	$(27,793)	$(48,906)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) in accumulated other comprehensive income (loss), net of tax expense of $1,178, $0, and $2,390 for each of the years in the three-year period ended December 31, 2016, respectively	1,429	(3,518)	3,636
Reclassification adjustment for (gains) losses included in net income (loss), net of tax expense of $0 for the each of the years in the three-year period ended December 31, 2016	758	(349)	(196)
Other comprehensive income (loss), net of tax	2,187	(3,867)	3,440
Comprehensive income (loss)	$68,028	$(31,660)	$(45,466)

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Amount	Class B
	(In Thousands)
Balances, January 1, 2014	$581	$—	$553,707	$(7,047)	$(84,024)	$463,217
Common stock: class A shares issued under related to warrants	*	—	13	—	—	13
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	3	—	11	—	—	14
Share-based compensation expense	—	—	9,180	—	—	9,180
Change in unrealized investment gains/losses, net of tax of $2,390	—	—	—	3,440	—	3,440
Net loss	—	—	—	—	(48,906)	(48,906)
Balances, December 31, 2014	584	—	562,911	(3,607)	(132,930)	426,958
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	4	—	(694)	—	—	(690)
Share-based compensation expense	—	—	8,123	—	—	8,123
Change in unrealized investment gains/losses, net of tax of $0	—	—	—	(3,867)	—	(3,867)
Net loss	—	—	—	—	(27,793)	(27,793)
Balances, December 31, 2015	588	—	570,340	(7,474)	(160,723)	402,731
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	3	—	(227)	—	—	(224)
Share-based compensation expense	—	—	6,814	—	—	6,814
Change in unrealized investment gains/losses, net of tax expense of $1,178	—	—	—	2,187	—	2,187
Net income	—	—	—	—	65,841	65,841
Balances, December 31, 2016	$591	$—	$576,927	$(5,287)	$(94,882)	$477,349

*	During 2014, we issued 1,115 common shares with a par value of $0.01 related to the exercise of warrants, which is not identifiable in this schedule due to rounding.
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2016	2015	2014
Cash flows from operating activities	(In Thousands)
Net income (loss)	$65,841	$(27,793)	$(48,906)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net realized investment losses (gains)	693	(831)	(197)
Loss (gain) from change in fair value of warrant liability	1,900	(1,905)	(2,949)
Depreciation and amortization	5,660	4,861	8,080
Net amortization of premium on investment securities	1,259	—	—
Amortization of debt discount and debt issuance costs	1,914	251	—
Deferred income taxes	(54,749)	—	—
Share-based compensation expense	6,854	8,174	9,180
Changes in operating assets and liabilities:
Current tax payable	—	—	(2,386)
Accrued investment income	(548)	(1,166)	294
Premiums receivable	(8,585)	(4,095)	(1,029)
Prepaid expenses	(563)	626	(535)
Deferred policy acquisition costs, net	(12,579)	(14,545)	(2,895)
Other assets	(452)	419	(446)
Unearned premiums	62,133	68,704	20,622
Reserve for insurance claims and claim expenses	2,322	596	83
Reinsurance balances, net	(2,456)	—	—
Accounts payable and accrued expenses	3,300	8,167	117
Net cash provided by (used in) operating activities	71,944	41,463	(20,967)
Cash flows from investing activities
Purchase of short-term investments	(170,067)	(21,160)	—
Purchase of fixed-maturity investments, available-for-sale	(143,568)	(343,771)	(60,462)
Proceeds from maturity of short-term investments	129,033	—	—
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	116,281	140,901	136,764
Purchase of software and equipment	(11,471)	(6,135)	(8,220)
Net cash (used in) provided by investing activities	(79,792)	(230,165)	68,082
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(755)	(1,105)	(1,083)
Proceeds from issuance of common stock	532	415	1,097
Gain from settlement of warrants	—	—	(37)
Proceeds from term loan, net of discount	—	148,500	—
Repayments of term loan	(1,500)	(375)	—
Payments of debt issuance costs	—	(4,437)	—
Net cash (used in) provided by financing activities	(1,723)	142,998	(23)

Net (decrease) increase in cash and cash equivalents	(9,571)	(45,704)	47,092
Cash and cash equivalents, beginning of period	57,317	103,021	55,929
Cash and cash equivalents, end of period	$47,746	$57,317	$103,021

Supplemental disclosures of cash flow information
Noncash financing activities
Interest paid	$9,669	$5	$—
Income tax payments	200	—	—
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

1. Organization and Basis of Presentation
NMI Holdings, Inc. (NMIH) is a Delaware corporation, formed in May 2011, to provide mortgage insurance through its wholly owned insurance subsidiaries, National Mortgage Insurance Corporation (NMIC) and National Mortgage Reinsurance Inc One (Re One). In April 2012, we completed a private placement of our securities, through which we offered and sold an aggregate of 55,000,000 of our Class A common shares resulting in net proceeds of approximately $510 million (the Private Placement), and we completed the acquisition of our insurance subsidiaries for $8.5 million in cash, common stock and warrants, plus the assumption of $1.3 million in liabilities. In November 2013, we completed an initial public offering of 2.4 million shares of our common stock, and our common stock began trading on the NASDAQ exchange on November 8, 2013, under the symbol "NMIH." For a further discussion, see "Note 15, Common Stock Offerings."
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
2. Summary of Accounting Principles
Revenue Recognition
In the mortgage insurance industry, a "book" is a group of loans that a mortgage insurance (MI) company insures in a particular period, normally a calendar year. We set premiums at the time a policy is issued based on our filed rates and rating rules. The policies we issue are guaranteed renewable contracts at the policyholder's option. Premiums may be paid to us on a single, annual or monthly basis. Premiums written on a single premium basis and an annual premium basis are initially deferred as unearned premium reserve and earned over the policy's expected life commencing in the month coverage is effective.  Premiums written on policies covering more than one year are amortized over the policy life in accordance with the expiration of risk, which is the anticipated claim payment pattern based on industry experience.  Premiums written on annual policies are earned on a monthly pro rata basis.  Premiums written on monthly policies are earned as coverage is provided. Premiums written on pool transactions are earned over the period that coverage is provided.  Upon cancellation of a policy, all premium that is non-refundable is immediately earned and any refundable premium is returned to the policyholder. Premiums returned to policyholders are recorded as a reduction of written and earned premiums in the current period. The actual return of premium for all periods affects premiums written and earned in those periods.
For the year ended December 31, 2016, one customer represented a material portion of our revenues. At December 31, 2016, approximately 14% of our total risk-in-force (RIF) was concentrated in California. We expect our RIF and state concentrations to lessen and align to industry averages as our insurance portfolio matures.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Reserves for Insurance Claims and Claims Expenses
Consistent with industry accounting practices, for purposes of establishing claim reserves, we adhere to the general claim reserving principles contained in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 944, Financial Services - Insurance (ASC 944), even though that standard expressly excludes mortgage insurance from its guidance. Consistent with our industry, we do not establish claim reserves for anticipated future claims on insured loans that are not currently in default. We do not consider a loan to be in default for claim reserve purposes until we receive notice from the servicer that a borrower has failed to make two consecutive regularly scheduled payments and is at least 60 days in default. In addition to reserves on reported defaults, we establish IBNR reserves for estimated claims incurred on loans that have been in default for at least 60 days that have not yet been reported to us by the servicers.
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
Purchases and sales of investments are recorded on a trade date basis. Net investment income is recognized when earned, and includes interest and dividend income together with amortization of market premiums and discounts using the effective yield method, and is net of investment management fees and other investment related expenses. For asset-backed securities and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the change in effective yields and maturities are recognized on a prospective basis through yield adjustments.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs (DAC). DAC is reviewed periodically to determine that it does not exceed recoverable amounts and is adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We estimate the rate of amortization to reflect actual experience and any changes to persistency or loss development. For each book year of business, these costs are amortized to expense in proportion to estimated gross profits over the estimated life of the policies. Total amortization of DAC for each of the three years in the three-year period ended December 31, 2016, net of a portion of ceding commission related to the 2016 QSR Transaction (see Note 6, Reinsurance), was $0.4 million, $2.8 million, and $4.3 million, respectively.
Premium Deficiency Reserves
We consider whether a premium deficiency exists at each fiscal quarter using best estimate assumptions as of the testing date. Per ASC 944, a premium deficiency reserve shall be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. We have determined that no premium deficiency reserves were necessary for any of the years in the three-year period ended December 31, 2016.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Share-Based Compensation
We account for stock compensation in accordance with ASC 718, Compensation - Stock Compensation, which addresses accounting for share-based awards and recognition of compensation expense, measured using grant date fair value, over the requisite service or performance period of the award. Share-based payments include restricted stock unit (RSU) and stock option grants under the 2012 Stock Incentive Plan and the NMIH 2014 Omnibus Incentive Plan. We determine the fair value of issued stock option grants using an option pricing model, which takes into account various assumptions that are subjective. Key assumptions used in the stock option valuation include the expected term of the option award, taking into account the contractual term of the award, the effects of expected exercise and post-vesting termination behavior, expected volatility, expected dividends and the risk free interest rate for the expected term of the award. RSU grants to employees contain a market condition and/or service condition. The fair value of RSU grants to employees with a market condition is determined based on a Monte Carlo simulation model at the date of grant. RSU grants to employees with a service condition and RSU grants to non-employee directors are valued at our stock price on the date of grant less the present value of anticipated dividends.
Earnings per Share
Basic net earnings (loss) per share is based on the weighted-average number of common shares outstanding, while diluted net earnings (loss) per share is based on the weighted-average number of common shares outstanding and common stock equivalents that would be issuable upon the exercise of stock options, other stock-based compensation arrangements, and the dilutive effect of outstanding warrants. For the year ending December 31, 2016, the computation of diluted EPS includes the dilutive effect of 1,758,424 shares; 4,763,826 shares were not included in the calculation of diluted net income as the average price of the common stock during the period was below the exercise price of such shares. As a result of our net losses for the years ended December 31, 2015 and December 31, 2014, 6,266,905 shares, and 5,839,909 shares, respectively. of our common stock equivalents issued under stock-based compensation arrangements and warrants were not included in the calculation of diluted net loss per share as of such dates because they were anti-dilutive.
Cash and Cash Equivalents
We consider items such as certificates of deposit and money market funds with original maturities of 90 days or less to be cash equivalents.
Software and Equipment
Certain costs associated with the development of internal-use software are capitalized. Software and equipment are stated at cost, less accumulated amortization and depreciation. Once the software is ready for its intended use, amortization and depreciation are calculated using the straight-line method over the estimated useful lives of the respective assets ranging typically from 3 to 7 years, unless factors indicate a shorter useful life. Amortization of software and depreciation of equipment commences at the beginning of the month following our placement of the assets into use. For further detail, see "Note 12, Software and Equipment."
Business Combinations, Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired from a business combination. In accordance with ASC 350, Intangibles - Goodwill and Other, we test goodwill for impairment during the third quarter each year, or more frequently if we believe indicators of impairment exist. We have not identified any impairments of goodwill through December 31, 2016.
Our intangible assets consist of state licenses and GSE applications which have indefinite lives. We test indefinite-lived intangible assets for impairment during the fourth quarter of each year or more frequently if we believe indicators of impairment exist. We do not believe that the indefinite-lived intangible assets were impaired as of December 31, 2016.
Premiums Receivable
Premiums receivable consist of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the receivable is written off against earned premium and the related insurance policy is canceled.
Recent Accounting Standards Updates
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to provide a consistent approach in recognizing revenue. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, ASU 2015-14 deferred the provisions of ASU 2014-09 to be effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of this ASU will have, if any, on the consolidated financial statements; however, this update is not expected to impact the recognition of revenue related to insurance premiums or investments, which  represent the majority of our total revenues.
In May 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts (Topic 944), which requires insurance entities to disclose additional information related to the liability for unpaid claims and claims adjustment expenses. These disclosures include the nature, amount, timing and uncertainty of cash flows related to those liabilities and the effects of those cash flows on comprehensive income. This update is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. For the year ended December 31, 2016, we have included additional information in our financial statements and notes therein related to this guidance.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires that businesses recognize rights and obligations associated with certain leases as assets and liabilities on the balance sheet. The standard also requires additional disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases.  For public business entities, this update is effective for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption is permitted in any period. We expect to adopt this guidance on January 1, 2019. We anticipate this standard will have a material impact on our financial position, primarily due to our office space operating lease, as we will be required to recognize lease assets and lease liabilities on our consolidated balance sheet. We will continue to assess the potential impacts of this standard, including the impact the adoption of this guidance will have on our results of operations or cash flows, if any.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). This update is intended to provide improvements to employee share-based payment accounting. The areas for simplification in the update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company will adopt this guidance in the first quarter of 2017 and has evaluated the impact the adoption of this ASU will have on the consolidated financial statements. The Company will elect to recognize forfeitures as they occur. The Company will record deferred tax assets for past unrecognized excess tax benefits on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of January 1, 2017, which we expect will not have a material impact on stockholders' equity as of January 1, 2017. The classification of excess tax benefits and tax deficiencies as income tax benefit or expense may result in net income volatility in reporting periods subsequent to 2016. The amount of excess tax benefits or tax deficiencies in future periods will vary based on the market value of the Company's common stock at the vesting dates of non-vested common share units. The Company does not expect to adjust prior period consolidated statement of cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). This update requires companies to measure all expected credit losses for financial assets held at the reporting date. The accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration also is amended in the standard. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. While the Company is still in the early states of evaluating this ASU, we do not expect it to impact our accounting for insurance losses and loss adjustment expenses (LAE) as these items are not within the scope of the this ASU.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This update is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently in the early stages of evaluating the impact the adoption of this ASU will have, if any, on the presentation of the consolidated financial statements.
In August 2016, the FASB issued ASU 2016-16, Income Taxes- Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). This update is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted at the beginning of any annual reporting period. The Company is currently in the early stages of evaluating the impact the adoption of this ASU will have, if any, on the consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update is intended to simplify the test for goodwill impairment. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, after December 15, 2020. Early adoption is permitted for interim or annual goodwill impairment

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

tests performed on testing dates after January 1, 2017. The Company is currently in the early stages of evaluating the impact the adoption of this ASU will have, if any, on the consolidated financial statements.
Reclassifications
Certain items in the financial statements as of and for the periods ending December 31, 2014 have been reclassified to conform to the current period's presentation. There was no effect on net income or shareholders' equity previously reported.
Subsequent Events
We have considered subsequent events through the date of this filing.
On February 10, 2017, the Company entered into an amendment to the Credit Agreement, dated as of November 10, 2015, to, among other things, extend the maturity date of the Credit Agreement, reduce the interest rate, and make certain changes to the financial covenants and other provisions.
Borrowings under the Amended Credit Agreement will bear interest at a variable rate per annum equal to, at the Company's option, (i) the Eurodollar Rate (as defined in the Amended Credit Agreement) plus 6.75% (subject to a Eurodollar Rate floor of 1.00% per annum), or (ii) the Base Rate (as defined in the Amended Credit Agreement) plus 5.75% (subject to a Base Rate floor of 2.00% per annum). The loans under the Amended Credit Agreement will mature on November 10, 2019.

In the event that the Company prepays all or any portion of the borrowings under the Amended Credit Agreement in connection with certain repricing transactions within 12 months after the effective date of the Amendment, the Company shall pay a prepayment premium in an amount equal to 1.0% of the principal amount of the borrowings so prepaid.

3. Investments
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2016	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$64,135	$6	$(962)	$63,179
Municipal debt securities	40,801	131	(663)	40,269
Corporate debt securities	349,712	1,722	(2,356)	349,078
Asset-backed securities	114,456	765	(560)	114,661
Total bonds	569,104	2,624	(4,541)	567,187
Short-term investments	61,584	198	—	61,782
Total investments	$630,688	$2,822	$(4,541)	$628,969

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2015	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$84,968	$4	$(490)	$84,482
Municipal debt securities	20,209	44	(174)	20,079
Corporate debt securities	337,273	431	(4,377)	333,327
Asset-backed securities	101,320	76	(603)	100,793
Total bonds	543,770	555	(5,644)	538,681
Short-term investments	20,549	5	—	20,554
Total investments	$564,319	$560	$(5,644)	$559,235

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Scheduled Maturities
The amortized cost and fair values of available for sale securities at December 31, 2016 and 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

As of December 31, 2016	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$94,382	$94,584
Due after one through five years	173,296	173,251
Due after five through ten years	242,005	240,060
Due after ten years	6,549	6,413
Asset-backed securities	114,456	114,661
Total investments	$630,688	$628,969

As of December 31, 2015	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$62,745	$62,743
Due after one through five years	187,633	186,629
Due after five through ten years	193,379	190,055
Due after ten years	19,242	19,015
Asset-backed securities	101,320	100,793
Total investments	$564,319	$559,235
Aging of Unrealized Losses
At December 31, 2016, the investment portfolio had gross unrealized losses of $4.5 million, $0.5 million of which has been in an unrealized loss position for a period of twelve months or greater. We did not consider these securities to be other-than-temporarily impaired as of December 31, 2016. We based our conclusion that these investments were not other-than-temporarily impaired at December 31, 2016 on the following facts: (i) the unrealized losses were primarily caused by interest rate movements since the purchase date; (ii) we do not intend to sell these investments; and (iii) we do not believe that it is more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may not occur until maturity. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2016		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	33	$51,093	$(962)	—	$—	$—	33	$51,093	$(962)
Municipal debt securities	14	28,659	(617)	1	1,704	(46)	15	30,363	(663)
Corporate debt securities	77	135,115	(1,955)	8	13,873	(401)	85	148,988	(2,356)
Asset-backed securities	30	38,702	(510)	6	2,472	(50)	36	41,174	(560)
Total investments	154	$253,569	$(4,044)	15	$18,049	$(497)	169	$271,618	$(4,541)

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2015		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	14	$50,558	$(397)	4	$10,194	$(93)	18	$60,752	$(490)
Municipal debt securities	4	11,293	(165)	1	3,242	(9)	5	14,535	(174)
Corporate debt securities	83	244,128	(4,124)	4	9,220	(253)	87	253,348	(4,377)
Asset-backed securities	27	69,878	(498)	4	9,208	(105)	31	79,086	(603)
Total investments	128	$375,857	$(5,184)	13	$31,864	$(460)	141	$407,721	$(5,644)
Net Investment Income
Net investment income is comprised of the following:

	For the year ended December 31,
	2016	2015	2014
	(In Thousands)
Fixed maturities	$14,121	$7,726	$6,127
Short-term investments	382	3	8
Investment income	14,503	7,729	6,135
Investment expenses	(752)	(483)	(517)
Net investment income	$13,751	$7,246	$5,618
Net Realized Investment Gains (Losses)

	For the year ended December 31,
	2016	2015	2014
	(In Thousands)
Gross realized investment gains	$748	$1,526	$694
Gross realized investment losses	(1,441)	(695)	(497)
Net realized investment gains (losses)	$(693)	$831	$197
As of December 31, 2016 and December 31, 2015, there were approximately $6.9 million of cash and investments in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
4. Fair Value of Financial Instruments
The following describes the valuation techniques used by us to determine the fair value of financial instruments held at December 31, 2016 and December 31, 2015:
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
DECEMBER 31, 2016

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
Assets classified as Level 1 and Level 2
To determine the fair value of securities available-for-sale in Level 1 and Level 2 of the fair value hierarchy, independent pricing sources have been utilized. One price is provided per security based on observable market data. To ensure securities are appropriately classified in the fair value hierarchy, we review the pricing techniques and methodologies of the independent pricing sources and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. A variety of inputs are utilized by the independent pricing sources including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including data published in market research publications. Inputs may be weighted differently for any security, and not all inputs are used for each security evaluation. Market indicators, industry and economic events are also considered. This information is evaluated using a multidimensional pricing model. Quality controls are performed by the independent pricing sources throughout this process, which include reviewing tolerance reports, trading information and data changes, and directional moves compared to market moves. This model combines all inputs to arrive at a value assigned to each security. We have not made any adjustments to the prices obtained from the independent pricing sources. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2016.
Securities classified as Level 2 assets include Federal Home, Farm and Agriculture agency obligations, municipal debt securities, corporate debt securities and asset-backed securities.  Corporate securities are broadly diversified across industries and include $31.0 million of U.S. denominated foreign securities (Yankee Bonds) as of December 31, 2016.  Asset-backed securities consist primarily of securities in the automobile and industrial sectors and include $3.7 million of Yankee Bonds as of December 31, 2016. Short-term investments included $5.0 million of Yankee Bonds as of December 31, 2016.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of December 31, 2016 and December 31, 2015:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2016	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$50,719	$12,460	$—	$63,179
Municipal debt securities	—	40,269	—	40,269
Corporate debt securities	—	349,078	—	349,078
Asset-backed securities	—	114,661	—	114,661
Cash, cash equivalents and short-term investments	109,528	—	—	109,528
Total assets	$160,247	$516,468	$—	$676,715
Warrant liability	$—	$—	$3,367	$3,367
Total liabilities	$—	$—	$3,367	$3,367

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2015	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$65,185	$19,297	$—	$84,482
Municipal debt securities	—	20,079	—	20,079
Corporate debt securities	—	333,327	—	333,327
Asset-backed securities	—	100,793	—	100,793
Cash, cash equivalents and short-term investments	77,872	—	—	77,872
Total assets	$143,057	$473,496	$—	$616,553
Warrant liability	$—	$—	$1,467	$1,467
Total liabilities	$—	$—	$1,467	$1,467
The following is a roll-forward of Level 3 liabilities measured at fair value:

	For the year ended December 31,
	2016	2015	2014
	(In Thousands)
Balance, January 1,	$1,467	$3,372	$6,371
Change in fair value of warrant liability included in earnings	1,900	(1,905)	(2,949)
Gain on settlement of warrants	—	—	(37)
Issuance of common stock on warrant exercise	—	—	(13)
Balance, December 31	$3,367	$1,467	$3,372
We revalue the warrant liability quarterly using a Black-Scholes option-pricing model, in combination with a binomial model, and we value the pricing protection features within the warrants using a Monte-Carlo simulation model. As of December 31, 2016, the assumptions used in the option pricing model were as follows: a common stock price as of December 31, 2016 of $10.65, risk free interest rate of 1.78%, expected life of 4.33 years, expected volatility of 32.7% and a dividend yield of 0%. The

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

change in fair value is primarily attributable to an increase in the price of our common stock during the year ended December 31, 2016.
As of December 31, 2015, the assumptions used in the option pricing model were : a common stock price as of December 31, 2015 of $6.77, risk free interest rate of 1.91%, expected life of 5.92 years, expected volatility of 32.7% and a dividend yield of 0%. The change in fair value was primarily attributable to a decline in the price of our common stock from December 31, 2014 to December 31, 2015.
There were no transfers in or out of Level 3 of the fair value hierarchy during the year ended December 31, 2016.
5. Term Loan
On November 10, 2015, we entered into a credit agreement (the Credit Agreement) to obtain a three-year senior secured term loan B (the Term Loan) for $150 million. As of December 31, 2016, the Term Loan accrued interest at the Eurodollar rate, as defined in the Credit Agreement, (1% floor) plus an annual margin rate of 7.5% (an all-in rate of 8.75% as of December 31, 2016), payable quarterly. Quarterly principal payments of $375 thousand are also required. The outstanding balance as of December 31, 2016 was $148.1 million.
Debt issuance costs totaling $4.4 million and a 1% debt discount are being amortized to interest expense, using the effective interest method, over the contractual life of the Term Loan. Effective interest rate for the Term Loan includes interest, amortization of issuance cost and the discount. For the year ended December 31, 2016, the Company recorded $14.8 million of interest expense, including amortization of the issuance cost and discount.
NMIH is subject to certain quarterly covenants under the Credit Agreement. These covenants include, but are not limited to the following: a maximum debt-to-total capitalization ratio (as defined) of 35%, maximum RTC ratio of 22.0:1.0, liquidity (as defined) of $25.5 million, compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and equity requirements. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the Credit Agreement, including its covenants and events of default. We were in compliance with all covenants at December 31, 2016.
Future principal payments for the Company's Term Loan as of December 31, 2016 are as follows:

As of December 31, 2016	Principal
(In thousands)
2017	1,500
2018	146,625
Total	$148,125

On February 10, 2017, the Company entered into an amendment to the Credit Agreement. See "Note 2. Summary of Accounting Principles" for further details of this subsequent event.
6. Reinsurance
In September 2016, in order to continue to grow our business and manage insurance risk and our minimum required assets under PMIERs financial requirements, the Company entered into a quota-share reinsurance transaction with a panel of third-party reinsurers, subject to certain conditions (2016 QSR Transaction). Each of the third-party reinsurers has an insurer financial strength rating of A- or better by S&P, A.M. Best or both. The GSEs and the Wisconsin OCI approved the 2016 QSR Transaction (subject to certain conditions), giving full capital credit under PMIERs and statutory accounting principles, respectively, for the risk ceded under the agreement. The credit that we receive under PMIERs is subject to periodic review by the GSEs.

Under the 2016 QSR Transaction, effective September 1, 2016, NMIC ceded premiums related to:

•25% of existing risk written on eligible policies as of August 31, 2016;

•	100% of our existing risk under our pool agreement with Fannie Mae; and

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

•	25% of risk on eligible policies written from September 1, 2016 through December 31, 2017.

The effect of reinsurance on net premiums written and earned is as follows. For the year ended December 31, 2014, there were no reinsurance effects on net premiums written and earned.

	For the year ended
	December 31, 2016	December 31, 2015
	(In Thousands)
Net premiums written
Direct	$177,962	$114,210
Ceded	(43,270)	—
Net premiums written	$134,692	$114,210

Net premiums earned
Direct	$115,830	$45,506
Ceded	(5,349)	—
Net premiums earned	$110,481	$45,506
The following tables show the amounts ceded related to the 2016 QSR Transaction:

	For the year ended
	December 31, 2016	December 31, 2015
	(In Thousands)
Ceded risk-in-force	$2,008,385	$—
Ceded premiums written	(43,270)	—
Ceded premiums earned	(5,349)	—
Ceding commission written	10,111	—
Ceding commission earned	2,303	—

NMIC receives a 20% ceding commission for premiums ceded pursuant to this transaction. NMIC will also receive a profit commission, provided that the loss ratio on the loans covered under the agreement generally remains below 60%, as measured annually. Losses on the ceded risk reduce NMIC's profit commission on a dollar-for-dollar basis.
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which is net of amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. Ceded premiums written are recorded on the balance sheet as prepaid reinsurance premiums and amortized to ceded premiums earned in a manner consistent with the recognition of income on direct premiums.
The reinsurance recoverable on loss reserves related to our 2016 QSR Transaction was $297 thousand as of December 31, 2016, reflected with other assets. The reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements that address ceded risk.
The agreement is scheduled to terminate on December 31, 2027, except with respect to the ceded pool risk, which is scheduled to terminate on August 31, 2023. However, NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2020, or at the end of any calendar quarter thereafter, which would result in NMIC reassuming the related risk.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

7. Reserves for Insurance Claims and Claim Expenses
We establish claim reserves to recognize the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. Our method, consistent with industry practice, is to establish claim reserves only for loans in default. Our claim reserves also include amounts for reserves incurred but not reported (IBNR). As of December 31, 2016, we have established reserves for insurance claims of $3.0 million for 179 primary loans in default, compared to a reserve of $679 thousand for the year ended December 31, 2015. We paid nine claims totaling $367 thousand during the year ended December 31, 2016.
In 2013, we entered into a pool insurance transaction with Fannie Mae. We only establish claim or IBNR reserves for pool risk if we expect claims to exceed the deductible under the pool agreement, which represents the amount of claims absorbed by Fannie Mae before we are obligated to pay any claims. At December 31, 2016, fifty-six loans in the pool were past due by sixty days or more. These fifty-six loans represent approximately $3.4 million in RIF. Due to the size of the remaining deductible of$10.1 million, the low level of Notices of Default (NODs) reported through December 31, 2016 and the expected severity (all loans in the pool have loan-to-value (LTV) ratios under 80%), we have not established any pool reserves for claims or IBNR for the years ended December 31, 2016 and December 31, 2015. In connection with the settlement of pool claims, we applied $256 thousand to the pool deductible through December 31, 2016. We have not paid any pool claims to date.
The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claim expenses:

	For the year ended December 31,
	2016	2015	2014
	(In Thousands)
Beginning balance	$679	$83	$—
Less reinsurance recoverables (1)	—	—	—
Beginning balance, net of reinsurance recoverables	679	83	—

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	2,457	699	83
Prior years (3)	(65)	(49)	—
Total claims and claims expenses incurred	2,392	650	83

Less claims paid:
Claims and claim expenses paid:
Current year (2)	171	50	—
Prior years (3)	196	4	—
Total claims and claim expenses paid	367	54	—

Reserve at end of period, net of reinsurance recoverables	2,704	679	83
Add reinsurance recoverables (1)	297	—	—
Balance, December 31	$3,001	$679	$83
(1) Related to ceded losses recoverable on the 2016 QSR Transaction. See Note 6, "Reinsurance" for additional information.
(2) Related to defaults occurring in the current year.
(3) Related to defaults occurring in prior years.

The “claims incurred” section of the table above shows claims and claim expenses incurred on default notices received in the current year and in prior years.  The amount of claims incurred relating to default notices received in the current year represents the estimated amount to be ultimately paid on such default notices.  The decreases during the periods presented in reserves held for prior year defaults are generally the result of ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we learn additional information about individual defaults and claims.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

There was a $65 thousand favorable prior year development for the year ended December 31, 2016, primarily attributable to cures of NOD's received in prior years. Reserves of $418 thousand related to prior year defaults remained as of December 31, 2016.
The following tables provide claim development data, by accident year, and a reconciliation to the reserve for insurance claims and claim expenses, related to the new guidance on short-duration contracts.

	Reserves net of Reinsurance				As of December 31, 2016
Accident Year	2013	2014	2015	2016	Total of IBNR+	NODs
	($ Values In Thousands)
2013	$—	$24	$—	$—	$—	—
2014		56	34	—	—	—
2015			652	614	14	14
2016				2,210	170	165
			Total	$2,824	$184	179
Our IBNR reserves reflect the actuarial estimate for claims incurred but not reported as of December 31, 2016. The number of NODs outstanding as of December 31, 2016 is the total number of loans in default over 60 days for which we have established reserves.

	Cumulative Paid Claims, net of Reinsurance
Accident Year	2013	2014	2015	2016
	(In Thousands)
2013	$—	$—	$—	$—
2014		—	4	—
2015			50	196
2016				171
			Total	$367

Reconciliation of Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
(In Thousands)
As of December 31, 2016
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$2,641
Reinsurance recoverable on unpaid claims	297
Unallocated claims adjustment expenses	63
Total gross liability for unpaid claims and claim adjustment expenses	$3,001
The below table shows, on average, the percentage of claims paid over the years after a claim is incurred.

	Average annual percentage payout of incurred claims by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4
Claims duration disclosure	4%	14%	—%	—%

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

8. Earnings (Loss) per Share (EPS)

Basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding, while diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding and common stock equivalents that would be issuable upon the exercise of stock options, other share-based compensation arrangements, and the dilutive effect of outstanding warrants. The following table reconciles the net income (loss) and the weighted average shares of common stock outstanding used in the computations of basic and diluted earnings (loss) per share of common stock:

	For the year ended December 31,
	2016	2015	2014
	(In Thousands, except for per share data)
Net income (loss)	$65,841	$(27,793)	$(48,906)

Basic earnings (loss) per share	$1.11	$(0.47)	$(0.84)

Basic weighted average shares outstanding	59,070,948	58,683,194	58,281,425
Dilutive effect of un-vested shares	1,758,424	—	—
Dilutive weighted average shares outstanding	60,829,372	58,683,194	58,281,425

Diluted earnings (loss) per share	$1.08	$(0.47)	$(0.84)

For the year ended December 31, 2016, 4,763,826 of our common stock equivalents we issued under share-based compensation arrangements and warrants were not included in the calculation of diluted earnings (loss) per share because they were anti-dilutive. Un-vested shares of 1,758,424 were included in our weighted average number of common shares outstanding for the year ended December 31, 2016,
As a result of our net loss for the years ended December 31, 2015 and December 31, 2014, 6,266,905 and 5,839,909 of our common stock equivalents we issued under share-based compensation arrangements and warrants, respectively, were not included in the calculation of diluted earnings (loss) per share as of such date because they were anti-dilutive.

9. Warrants
We issued 992,000 warrants in connection with our Private Placement. Each warrant gave the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million.
Upon exercise of these warrants, the amounts will be treated as additional paid-in capital. During the first quarter of 2014, 7,790 warrants were exercised and we issued 1,115 Class A common shares via a cashless exercise. Upon exercise, we reclassified the fair value of the warrants from warrant liability to additional paid in capital and recognized a gain of approximately $37 thousand. No other warrants were exercised during 2015 or 2016.
We account for these warrants to purchase our common shares in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

10. Share-Based Compensation
The 2012 Stock Incentive Plan (Plan) was approved by the Board on April 16, 2012 and authorized 5.5 million shares to be reserved for issuance under the Plan, with 3.85 million shares available for stock options and 1.65 million shares available for RSUs. Options granted under the Plan are non-qualified stock options and may be granted to employees, directors and other key persons. The exercise price per share for the common stock covered by this Plan is determined by the Board at the time of grant, but shall not be less than the fair market value, defined as the closing price of our common stock, on the date of the grant. The term of the stock option grants is established by the Board, but no stock option shall be exercisable more than ten years after the date the stock option is granted. The vesting period of the stock option grants is also established by the Board at the time of grant and generally is for a three-year period. Upon the exercise of stock options, we issue shares from the authorized, unissued share reserve.
On May 8, 2014, NMIH held its annual shareholder meeting, at which our shareholders voted to approve the NMIH 2014 Omnibus Incentive Plan, which authorizes us to make 4 million shares of NMIH's class A common stock available to be granted. These shares may be either authorized but unissued shares or treasury shares.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

A summary of option activity in the plan during the years ended December 31, 2016, December 31, 2015, and December 31, 2014 is as follows:

For the year ended December 31, 2016	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
	(Shares in Thousands)
Options outstanding at December 31, 2015	3,851	$3.94	$10.21
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	(41)	3.33	8.92
Options expired	(784)	3.87	10.06
Options outstanding at December 31, 2016	3,026	$3.97	$10.27

For the year ended December 31, 2015	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
	(Shares in Thousands)
Options outstanding at December 31, 2014	3,630	$4.16	$10.66
Options granted	789	3.06	8.49
Options exercised	—	—	—
Options forfeited	(64)	4.90	12.20
Options expired	(504)	4.05	10.48
Options outstanding at December 31, 2015	3,851	$3.94	$10.21

For the Year Ended December 31, 2014	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
	(Shares in Thousands)
Options outstanding at December 31, 2013	3,062	$3.98	$10.31
Options granted	780	4.85	12.03
Options exercised	(109)	3.85	10.00
Options forfeited	(87)	4.47	11.35
Options expired	(16)	4.25	10.93
Options outstanding at December 31, 2014	3,630	$4.16	$10.66
As of December 31, 2016, there were approximately 2.4 million options fully vested and exercisable. There were no exercises during the year. The weighted average exercise price for the fully vested and exercisable options was $10.43. The remaining weighted average contractual life of options fully vested and exercisable as of December 31, 2016 was 6.03 years. The aggregate intrinsic value for fully vested and exercisable options was $1.5 million as of December 31, 2016.
The remaining weighted average contractual life of options outstanding as of December 31, 2016 was 6.38 years. As of December 31, 2016, there was $0.3 million of total unrecognized compensation cost related to un-vested stock options. The weighted-average period over which total compensation related to un-vested stock options will be recognized is 0.86 years.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

There were no stock options granted during 2016. The estimated grant date fair values of the stock options granted during 2015 and 2014 were calculated using the Black-Scholes valuation model based on the following assumptions:

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
Expected Price Volatility - is a measure of the amount by which a price has fluctuated or is expected to fluctuate. At the time of grants, our common shares' trading history was not sufficient to calculate an expected volatility representative of the volatility over the expected lives of the options. As a substitute for such estimate, we used historical volatilities of a set of comparable companies in the industry in which we operate.
Projected Forfeiture Rate - is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense.
A summary of RSU activity in the plan during the years ended December 31, 2016, December 31, 2015, and December 31, 2014 is as follows:

For the year ended December 31, 2016	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Un-vested restricted stock units at December 31, 2015	1,443	$7.81
Restricted stock units granted	1,551	4.98
Restricted stock units vested	(381)	8.71
Restricted stock units forfeited	(75)	5.81
Un-vested restricted stock units at December 31, 2016	2,538	$6.01

For the year ended December 31, 2015	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Un-vested restricted stock units at December 31, 2014	1,209	$8.90
Restricted stock units granted	784	7.48
Restricted stock units vested	(465)	9.88
Restricted stock units forfeited	(85)	8.95
Un-vested restricted stock units at December 31, 2015	1,443	$7.81

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

For the Year Ended December 31, 2014	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Un-vested restricted stock units at December 31, 2013	1,242	$7.75
Restricted stock units granted	373	11.52
Restricted stock units vested	(360)	9.53
Restricted stock units forfeited	(46)	10.14
Un-vested restricted stock units at December 31, 2014	1,209	$8.90
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
At December 31, 2016, the 2.5 million shares of granted and un-vested RSUs consisted of 0.5 million shares that are subject to both a market and service condition and 2.0 million shares that are subject only to service conditions. The un-vested RSUs subject to both a market and service condition vest in one-half increments upon the achievement of certain market price goals and continued service. Un-vested RSUs subject only to a service condition vest over a service period ranging from one to three years. The fair value of RSUs subject to market and service conditions is determined based on a Monte Carlo simulation model at the date of grant. The fair value of RSUs subject only to service conditions are valued at our stock price on the date of grant less the present value of anticipated dividends.
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
There were no RSUs granted in 2016, 2015, or 2014 that were subject to a market condition, therefore the Monte Carlo simulation was not used.
The remaining weighted average contractual life of un-vested RSUs as of December 31, 2016 was 8.18 years. The weighted-average period over which total compensation related to un-vested RSUs will be recognized is 1.39 years.
The RSUs granted in 2016 were valued at our stock price on the date of grant less the present value of anticipated dividends, which was $0. As of December 31, 2016, there was $4.2 million of total unrecognized compensation cost related to un-vested RSUs, compared to $3.1 million and $3.0 million as of December 31, 2015 and December 31, 2014, respectively.
401(k) Savings Plan
Beginning on January 1, 2014, we offered to our employees a 401(k) Savings Plan (401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, we match up to 100% of eligible employees' pre-tax contributions up to 4% of eligible compensation. We contributed approximately $1.5 million for the year ended December 31, 2016, compared to $1.2 million for the year ended December 31, 2015. We contributed approximately $0.9 million for the year ended December 31, 2014.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Phantom Shares
In May 2016, we granted 8,169 phantom stock units to one independent director with a grant date fair market value of $50 thousand. Each phantom unit entitles the participants to a cash award equal to the fair market value of the unit based on the price of our stock on the first anniversary of the grant date. We have accounted for these units in accordance with ASC 718-30, Stock Compensation Awards Classified as Liabilities. The fair value of the awards is remeasured at each reporting period until settled. At December 31, 2016, based on a closing share price of $10.65, we recognized $54 thousand as share-based compensation expense with a corresponding liability which is recorded in accounts payable and accrued expenses in our Consolidated Balance Sheets as of December 31, 2016.
11. Income Taxes
Total income tax expense (benefit) consists of the following components:

	For the year ended December 31,
	2016	2015	2014
	(In Thousands)
Current	$360	$—	$(2,390)
Deferred	(54,749)	—	4
Total income tax benefit	$(54,389)	$—	$(2,386)
For the year ended December 31, 2016, we had an income tax benefit of $54.4 million related primarily to the release of the valuation allowance recorded against federal and certain state deferred tax assets. The provision for income taxes also include current year alternative minimum tax and changes to deferred tax assets. The income tax benefit of $2.4 million for the year ended December 31, 2014 was related to the tax effects of unrealized gains credited to other comprehensive income (OCI). Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided in ASC 740-20-45-7 when there is a pre-tax loss from continuing operations and there are items charged or credited to other categories, including OCI. The intraperiod tax allocation rules related to items charged or credited directly to OCI can result in disproportionate tax effects that remain in OCI until certain events occur. As a result of a reduction in unrealized losses credited directly to OCI, $2.4 million of income tax expense was netted with unrealized gains in OCI, and $2.4 million of income tax benefit was allocated to the income tax provision for continuing operations. As a result of net unrealized losses to OCI during the year ended December 31, 2015 and pre-tax income from continuing operations during the year ended December 31, 2016, the exception was not applicable.
The reconciliation between the federal statutory income tax rate to our effective income tax (benefit) rate is as follows:

	For the year ended December 31,
	2016	2015	2014
Federal statutory income tax rate	35.00%	35.00%	35.00%
Valuation allowance	(527.02)	(35.83)	(31.42)
Share-based and other compensation	9.68	—	—
Warrant gain/loss	3.95	1.61	1.40
Other	3.47	(0.78)	(0.32)
True-up from prior year	—	—	(0.01)
Effective income tax rate	(474.92)%	—%	4.65%
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 35%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The components of our net deferred income tax asset (liability) are summarized as follows:

	As of December 31,
	2016	2015
Deferred tax asset	(In Thousands)
Net operating loss carry forwards	$47,867	$52,819
Share-based compensation	11,231	9,760
Unearned premium reserve	9,514	7,504
Deferred ceding commissions	1,999	—
Capitalized start-up costs	833	913
Unrealized loss on investments	711	2,101
Alternative minimum tax credit	360	—
Other	5,893	5,438
Total gross deferred tax assets	78,408	78,535
Less: valuation allowance	(7,252)	(66,399)
Total deferred tax assets	71,156	12,136
Deferred tax liability
Deferred acquisition costs	(12,456)	(7,246)
Capitalized software	(5,076)	(4,753)
Intangible assets	(137)	(137)
Other	(213)	(137)
Total deferred tax liabilities	(17,882)	(12,273)
Net deferred income tax asset (liability)	$53,274	$(137)
At December 31, 2016, we had a net deferred tax asset of $53.3 million compared to a net deferred tax liability of $0.1 million in all prior periods. The change to our net deferred tax asset (liability) was a result of a change in the valuation allowance during the current year and the balance is primarily related to our deferred tax asset for net operating loss carryforwards of $47.9 million. The net deferred tax liability in all prior years was a result of the acquisition of indefinite-lived intangibles from the acquisition of our insurance subsidiaries. The tax liability incurred at the acquisition was recorded as an increase in goodwill.
Excluded from deferred tax assets were a gross $2.2 million and $2.1 million of excess stock compensation as of December 31, 2016 and December 31, 2015, respectively, for which any benefit realized will be recorded to stockholders' equity.
As of December 31, 2016, we had a federal net operating loss carryforward of $121.1 million which expires from 2030 to 2036, and state net operating loss carryforwards of $63.6 million, which expire in varying amounts during the years 2031 to 2035. Section 382 of the Internal Revenue Code imposes annual limitations on a corporation's ability to utilize its net operating loss carryforwards if it experiences an "ownership change." As a result of the acquisition of our insurance subsidiaries, $7.3 million of NOLs are subject to annual limitations of $0.8 million through 2016, then $0.3 million through 2029.
Since inception and prior to December 31, 2016, we recorded a valuation allowance against deferred tax assets, and, as such, we generally did not record a benefit associated with the losses incurred in prior periods or other income tax benefits. The income tax benefit recognized in prior periods was related to the tax effects of unrealized gains credited to other comprehensive income (OCI). At December 31, 2016, management has concluded that positive evidence of sufficient quantity and quality outweighs negative evidence, and supports our conclusion that it is more-likely-than-not that the Company will realize its federal and certain state deferred tax assets. We have recorded the effects of the change in income from continuing operations, generating a financial statement benefit of $60.0 million and $0.3 million related to net federal and certain state deferred tax assets, respectively. A tax effected valuation allowance of $7.3 million, $66.4 million, and $53.7 million was recorded at December 31, 2016, 2015 and 2014, respectively, to reflect the amount of the deferred taxes that may not be realized. The valuation allowance at December 31, 2016 recorded against net state deferred tax assets primarily relates to state net operating losses generated by NMIH that we do not expect to be utilized. NMIH operates at a loss and currently only generates revenue from its investment portfolio.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

As of December 31, 2016 , 2015, and 2014, we have no reserve for unrecognized tax benefits, and have taken no material uncertain positions that would require recognition and measurement. It is our policy to classify interest and penalties related to unrecognized tax benefits as income tax expense.
We file income tax returns with the U.S. federal government and various state jurisdictions which are subject to potential examination by tax authorities. We are not currently under examination by federal or state jurisdictions. Our U.S. federal income tax returns for 2013 and subsequent years and state income tax returns for 2012 and subsequent years remain open by statute.
12. Software and Equipment
Software and equipment consist largely of capitalized software developed to support our MI operations. Software and equipment, net of accumulated amortization and depreciation, as of December 31, 2016 and December 31, 2015, consists of the following:

	December 31, 2016	December 31, 2015
	(In Thousands)
Software	$23,621	$17,267
Equipment	3,102	1,803
Leasehold improvements	3,453	1,028
Subtotal	30,176	20,098
Accumulated amortization and depreciation	(9,774)	(4,897)
Software and equipment, net	$20,402	$15,201
Amortization and depreciation expense for software, equipment, and leasehold improvements for the years ended December 31, 2016, 2015, and 2014 was $4.9 million, $3.2 million, and $5.8 million, respectively.
13. Intangible Assets and Goodwill
Intangible assets and goodwill consist of identifiable intangible assets and goodwill we purchased in connection with the acquisition of our insurance subsidiaries, and at December 31, 2016 and December 31, 2015, were as follows for both years:

	(In Thousands)	Expected Lives
Goodwill	$3,244	Indefinite
State licenses	260	Indefinite
GSE applications	130	Indefinite
Total intangible assets and goodwill	$3,634
We test goodwill and intangibles for impairment in the third and fourth quarter, respectively, of every year, or more frequently if we believe indicators of impairment exist. No impairments of indefinite-lived intangibles or goodwill were identified as of December 31, 2016 and 2015.
14. Commitments and Contingencies
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

By April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. We expect to certify to the GSEs by April 15, 2017 that NMIC fully complied with the PMIERs as of December 31, 2016. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of its failure to meet one or more of the PMIERs requirements. We continuously monitor our compliance with the PMIERs.
Office Lease
The company leases office space under a facilities lease in Emeryville, California. In December 2016, the Company amended its lease to extend the term of the lease through March 2023.
As of December 31, 2016, management expects that future minimum lease payments under this lease will be as follows:

Years ending December 31,	(In Thousands)
2017	$1,488
2018	1,711
2019	2,346
2020	2,417
2021	2,490
2022	2,564
2023	657
Totals	$13,673
We incurred rent expense related to this lease of $1.5 million and $1.5 million for the years ended December 31, 2016 and 2015, respectively. We incurred rent expense related to this lease of $1.6 million for the year ended December 31, 2014.
15. Common Stock Offerings
On November 8, 2013, we filed a final prospectus announcing the sale of 2.1 million shares of Class A common stock through an initial public offering. The underwriters of the offering were granted a 30-day option to purchase up to an additional 315,000 shares of common stock from us at an initial public offering price of $13.00, which they exercised on November 12, 2013. The offering closed on November 14, 2013. Gross proceeds to us were $31.4 million. Net proceeds from the offering were approximately $28 million.
16. Regulatory Information
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
NMIC and Re One's combined statutory net loss, statutory surplus, contingency reserve and RTC ratios for each of the years in the three-year period ended December 31, 2016 were as follows:

	December 31,
	2016	2015	2014
	(In Thousands)
Statutory net loss	$(26,653)	$(52,322)	$(47,961)
Statutory surplus	413,809	391,422	236,738
Contingency reserve	90,479	32,564	9,401
Risk-to-capital	11.6:1	8.7:1	3.6:1

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Under applicable Wisconsin law and 15 other states, a mortgage insurer must maintain a minimum amount of statutory capital relative to its RIF in order for the mortgage insurer to continue to write new business. While formulations of minimum capital may vary in each jurisdiction that has such a requirement, the most common measure applied allows for a maximum permitted RTC ratio of 25:1. Wisconsin and certain other states, including California and Illinois, apply a substantially similar requirement referred to as minimum policyholders' position. A working group of the National Association of Commissioners (NAIC) is currently developing a loan level capital model applicable to mortgage guaranty insurers that will ultimately be incorporated into a revised NAIC Mortgage Guaranty Insurance Model Act. Following adoption by the NAIC, some or all of the 16 states, and perhaps additional states, will enact a portion or all of the revised Model Act, including the loan-level capital model.
As of December 31, 2016, NMIC had 134,662 policies in force totaling approximately $5.8 billion in total RIF with a RTC ratio of 12.4:1, significantly below the state financial requirements. As of December 31, 2015, NMIC had 63,948 policies in force totaling approximately $3.3 billion of primary RIF, resulting in an RTC ratio of 8.4:1.
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
Dividend Restrictions
NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware, such as NMIH. Delaware corporation law provides that dividends are only payable out of a corporation's capital surplus or (subject to certain limitations) recent net profits. As of December 31, 2016, NMIH's shareholders' equity was approximately $477 million. NMIH's total assets, excluding investment and intercompany receivables for NMIC, Re One, and NMIS, were approximately $135 million at December 31, 2016. The insurance subsidiaries are both mono-line mortgage insurance companies, and the assets of each are dedicated only to the support of direct risk and obligations of each mortgage insurance entity. NMIC only writes direct mortgage insurance business and assumes no business from any other entity. Re One only assumes business from NMIC to allow NMIC to comply with statutory risk requirements. Neither NMIC nor Re One have subsidiaries, and therefore do not have subsidiary risks and obligations that compete for its resources.
The ability of our insurance subsidiaries to pay dividends to NMIH is limited by insurance laws of the State of Wisconsin and certain other states. Wisconsin law provides that an insurance company may pay out "ordinary dividends" with 30 days' prior notice to the Wisconsin OCI in an amount, when added to other shareholder distributions made in the prior 12 months, not to exceed the lesser of (a) 10% of statutory policyholders' surplus as of the preceding calendar year end or (b) its adjusted statutory net income (excluding realized capital gains) for the twelve month period ending December 31 of the immediately preceding calendar year. In determining net income, an insurer may carry forward net income from the previous calendar years that has not already been paid out as a dividend. Dividends that exceed this amount are "extraordinary dividends," which require prior approval of the Wisconsin OCI.
As of December 31, 2016, the amount of restricted net assets held by our consolidated insurance subsidiaries totaled approximately $505 million. The amount of restricted assets used to determine any dividend to NMIH, once all restrictions expire, would be computed under SAP which may differ from the amount of restricted assets computed under GAAP. Since inception, NMIC has not paid any dividends to NMIH. As NMIC had a statutory net loss for the year ended December 31, 2015, NMIC cannot pay any dividends to NMIH through December 31, 2016, without the prior approval of the Wisconsin OCI.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

17. Quarterly Financial Data (Unaudited)

	2016 Quarters				2016
	First	Second	Third	Fourth	Year
	(In Thousands, except share data)
Net premiums earned	$19,807	$26,041	$31,808	$32,825	$110,481
Net investment income	3,231	3,342	3,544	3,634	13,751
Net realized investment (losses) gains	(885)	61	66	65	(693)
Other revenues	32	37	102	105	276
Insurance claims and claims expenses	458	470	664	800	2,392
Underwriting and operating expenses	22,671	23,234	24,037	23,281	93,223
Gain (loss) from change in fair value of warrant liability	670	(59)	(797)	(1,714)	(1,900)
Interest expense	3,632	3,707	3,733	3,776	14,848
Pre-tax (loss) income	(3,907)	2,011	6,289	7,059	11,452
Income tax expense (benefit)	—	—	114	(54,503)	(54,389)
Net (loss) income	(3,907)	2,011	6,175	61,562	65,841
(Loss) income per share: (1)
Basic (loss) earnings per share	$(0.07)	$0.03	$0.10	$1.04	$1.11
Diluted (loss) earnings per share	(0.07)	0.03	0.10	1.01	1.08
Weighted average common shares outstanding - basic	58,936,694	59,105,613	59,130,401	59,140,011	59,070,948
Weighted average common shares outstanding - diluted	58,936,694	59,830,899	60,284,746	61,229,338	60,829,372

	2015 Quarters				2015
	First	Second	Third	Fourth	Year
	(In Thousands, except share data)
Net premiums earned	6,936	8,856	12,834	16,880	45,506
Net investment income	1,596	1,688	1,884	2,078	7,246
Net realized investment gains (losses)	613	354	(15)	(121)	831
Other revenues	—	—	—	25	25
Insurance claims and claims expenses	104	(6)	181	371	650
Underwriting and operating expenses	18,350	20,910	19,653	21,686	80,599
Gain (loss) from change in fair value of warrant liability	1,248	(106)	332	431	1,905
Interest expense	—	—	—	2,057	2,057
Pre-tax loss	(8,061)	(10,112)	(4,799)	(4,821)	(27,793)
Income tax (benefit) expense	(241)	241	—	—	—
Net loss	(7,820)	(10,353)	(4,799)	(4,821)	(27,793)
Loss per share (1)
Basic and diluted loss per share	$(0.13)	$(0.18)	$(0.08)	$(0.08)	$(0.47)
Weighted average common shares outstanding	58,485,899	58,720,095	58,741,328	58,781,566	58,683,194

(1)	Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of quarterly per share data may not equal the per share data for the year.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2016, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in  Internal Control-Integrated Framework  (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2016. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2016. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2016. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2016. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2016. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements — See the "Index to Financial Statements" included in Part II, Item 8 of this report for a list of the financial statements filed as part of this report.
2. Financial Statement Schedules — See the "Index to Financial Statement Schedules" on page 112 of this report for a list of the financial statement schedules filed as part of this report.
3. Exhibits — See "Exhibit Index" on page i of this report for a list of exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
February 17, 2017	By: /s/ Bradley M. Shuster
Name: Bradley M. Shuster Title: Chairman and Chief Executive Officer

Signature	Title	Date

/s/ Bradley M. Shuster	Chairman and Chief Executive Officer	February 17, 2017
Bradley M. Shuster	(Principal Executive Officer)

/s/ Glenn M. Farrell	Chief Financial Officer	February 17, 2017
Glenn M. Farrell	(Principal Financial and Accounting Officer)

/s/ Steven L. Scheid	Director	February 17, 2017
Steven L. Scheid

/s/ James G. Jones	Director	February 17, 2017
James G. Jones

/s/ Michael Montgomery	Director	February 17, 2017
Michael Montgomery

/s/ Michael Embler	Director	February 17, 2017
Michael Embler

/s/ James H. Ozanne	Director	February 17, 2017
James H. Ozanne

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in our Consolidated Financial Statements and notes thereto.

NMI HOLDINGS, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
PARENT COMPANY ONLY

December 31, 2016	Amortized Cost	Fair Value	Amount Reflected on Balance Sheet
	(In Thousands)
Fixed maturities
U.S. Treasury securities and obligations of U.S. government agencies	$64,135	$63,179	$63,179
Municipal debt securities	40,801	40,269	40,269
Corporate debt securities	349,712	349,078	349,078
Asset-backed securities	114,456	114,661	114,661
Total bonds	569,104	567,187	567,187
Short-term investments	61,584	61,782	61,782
Total investments other than investments in related parties	$630,688	$628,969	$628,969

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
PARENT COMPANY ONLY

	December 31, 2016	December 31, 2015
	(In Thousands, except for share data)
Assets
Fixed maturities, available-for-sale, at fair value	$58,209	$87,010
Cash and cash equivalents	15,858	13,183
Investment in subsidiaries, at equity in net assets	503,731	442,077
Accrued investment income	151	148
Prepaid expenses	1,991	1,428
Due from affiliates, net	9,211	8,383
Software and equipment, net	20,401	15,201
Deferred tax asset, net	38,374	—
Other assets	182	56
Total assets	$648,108	$567,486
Liabilities
Term loan	$144,353	$143,939
Accounts payable and accrued expenses	23,039	19,349
Warrant liability, at fair value	3,367	1,467
Total liabilities	170,759	164,755

Shareholders' equity
Common stock - class A shares, $0.01 par value; 59,145,161 and 58,807,825 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively (250,000,000 shares authorized)	591	588
Additional paid-in capital	576,927	570,340
Accumulated other comprehensive loss, net of tax	(5,287)	(7,474)
Accumulated deficit	(94,882)	(160,723)
Total shareholders' equity	477,349	402,731
Total liabilities and shareholders' equity	$648,108	$567,486

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF OPERATIONS
PARENT COMPANY ONLY

	For the year ended December 31,
	2016	2015	2014
	(In Thousands)
Revenues
Net investment income	$773	$2,535	$2,937
Net realized investment gains	53	379	67
Total revenues	826	2,914	3,004

Expenses
Other operating expenses	17,600	17,157	18,817
Total expenses	17,600	17,157	18,817

Other income (loss)
(Loss) gain from change in fair value of warrant liability	(1,900)	1,905	2,949
Gain from settlement of warrants	—	—	37
Interest expense	(14,848)	(2,057)	—
Total other (expenses) income	(16,748)	(152)	2,986

Equity in net income (loss) of subsidiaries	58,819	(14,430)	(38,710)

Income (loss) before income taxes	25,297	(28,825)	(51,537)
Income tax benefit	(40,544)	(1,032)	(2,631)
Net income (loss)	$65,841	$(27,793)	$(48,906)

Other comprehensive income (loss), net of tax:
Net unrealized gains in accumulated other comprehensive loss, net of tax (benefit) expense of $82, $0, and $2,390 for each of the years in the three-year period ended December 31, 2016, respectively	100	141	1,092
Reclassification adjustment for losses (gains) included in net loss, net of tax expense of $0 for each of the years in the three-year period ended December 31, 2016	53	186	—
Equity in other comprehensive income (loss) of subsidiaries	2,034	(4,194)	2,348
Other comprehensive income (loss), net of tax	2,187	(3,867)	3,440
Comprehensive income (loss)	$68,028	$(31,660)	$(45,466)

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY

	For the year ended December 31,
	2016	2015	2014
Cash flows from operating activities	(In Thousands)
Net income (loss)	$65,841	$(27,793)	$(48,906)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	6,854	8,174	9,180
Loss (gain) from change in fair value of warrant liability	1,900	(1,905)	(2,949)
Net realized investment losses	(53)	(379)	(67)
Depreciation and amortization	5,779	3,885	5,618
Amortization of debt discount and debt issuance costs	1,914	251	—
Current tax payable	—	—	(2,390)
Changes in operating assets and liabilities:
Equity in net (income) loss of subsidiaries	(58,819)	14,430	38,710
Accrued investment income	(2)	481	409
Receivable from affiliates	(828)	1,566	616
Prepaid expenses	(563)	626	(535)
Other assets	(126)	453	(445)
Deferred income taxes	(38,456)	—	—
Accounts payable and accrued expenses	2,711	8,025	233
Net cash (used in) provided by operating activities	(13,848)	7,814	(526)
Cash flows from investing activities
Capitalization of subsidiaries	(800)	(153,500)	(95,000)
Purchase of short-term investments	(127,329)	(21,160)	—
Purchase of fixed-maturity investments, available-for-sale	(172)	(66,411)	(23,552)
Proceeds from maturity of short-term investments	115,049	—	—
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	41,750	79,652	120,813
Purchase of software and equipment	(10,251)	(6,135)	(8,220)
Net cash provided by (used in) investing activities	18,247	(167,554)	(5,959)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(756)	(1,105)	(1,083)
Proceeds from issuance of common stock	532	415	1,097
Gain from settlement of warrants	—	—	(37)
Proceeds from term loan, net of discount	—	148,500	—
Repayments of term loan	(1,500)	(375)	—
Payments of debt issuance costs	—	(4,437)	—
Net cash (used in) provided by financing activities	(1,724)	142,998	(23)

Net increase (decrease) in cash and cash equivalents	2,675	(16,742)	(6,508)
Cash and cash equivalents, beginning of period	13,183	29,925	36,433
Cash and cash equivalents, end of period	$15,858	$13,183	$29,925

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
Note B
Our insurance subsidiaries are subject to statutory regulations as to maintenance of policyholders' surplus and payment of dividends. The maximum amount of dividends that the insurance subsidiaries may pay in any twelve-month period without regulatory approval by the Wisconsin OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders' surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years.
Note C
The Parent Company provides certain services to its subsidiaries. The Parent Company allocates to its subsidiaries corporate expense it incurs in the capacity of supporting those subsidiaries, based on either an allocated percentage of time spent or internally allocated capital. Total operating expenses allocated to subsidiaries for each of the years in the three year period ended December 31, 2016 were $80.5 million, $76.0 million and $55.7 million, respectively. Amounts charged to the subsidiaries for operating expenses are based on actual cost, without any mark-up. The Parent Company considers these charges fair and reasonable. The subsidiaries reimburse the Parent Company for these costs in a timely manner, which has the impact of improving the cash flows of the Parent Company.

NMI HOLDINGS, INC.
SCHEDULE IV - FINANCIAL INFORMATION OF REGISTRANT
REINSURANCE
PARENT COMPANY ONLY

In September 2016, in order to continue to grow our business and manage insurance risk and our minimum required assets under PMIERs financial requirements, NMIC entered into a quota-share reinsurance transaction with a panel of third-party reinsurers.
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

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the years ended December 31,	(In thousands)
2016	$115,830	$5,349	$—	$110,481	—%
2015	—	—	—	—	—%
2014	—	—	—	—	—%

EXHIBIT INDEX

Exhibit Number	Description

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

10.1 ~	NMI Holdings Inc. 2012 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Form S-1 Registration Statement (registration No. 333-191635), filed on October 9, 2013)
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

10.8 ~	Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement for Chief Executive Officer and Chief Financial Officer
10.9 ~	Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement for Employees
10.10 ~
Amended and Restated Employment Agreement by and between NMI Holdings, Inc. and Bradley M. Shuster, dated December 23, 2015 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 29, 2015)

i

Exhibit Number	Description
10.11 ~	Offer Letter by and between NMI Holdings, Inc. and Glenn Farrell, effective December 4, 2014 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 9, 2014)
10.12 ~	Offer Letter by and between NMI Holdings, Inc. and William Leatherberry, dated July 11, 2014 (incorporated herein by reference to Exhibit 10.10 to our Form 10-Q, filed on April 28, 2016)
10.13~	Offer Letter by and between NMI Holdings, Inc. and Adam Pollitzer, dated February 1, 2017 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 3, 2017)
10.14 ~
Form of Indemnification Agreement between NMI Holdings, Inc. and its directors and certain executive officers (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on November 25, 2014)

10.15 +
Commitment Letter dated July 12, 2013 for Bulk Fannie Mae-Paid Loss-on-Sale Mortgage Insurance on the Portfolio of approximately $5.46 billion Purchased by Fannie Mae and Identified by Fannie Mae as Deal No. 2013 MIRT 01 and by the Company as Policy No. P-0001-01 (incorporated herein by reference to Exhibit 10.14 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.16
Credit Agreement, dated November 10, 2015, between NMI Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.1 to our Form 8-K, filed on November 10, 2015)

10.17
Amendment No. 1, dated February 10, 2017, to the Credit Agreement dated November 10, 2015, between NMI Holdings, Inc., the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 10, 2017)

10.18 ~	NMI Holdings, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference to Appendix A to our 2014 Annual Proxy Statement, filed on March 26, 2014)
10.19 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Chief Executive Officer and President (incorporated herein by reference to Exhibit 10.16 to our Form 10-K, filed on February 19, 2016)

10.20 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.16 to our Form 10-K, filed on February 19, 2016)

10.21 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Employees (incorporated herein by reference to Exhibit 10.19 to our Form 10-K, filed on February 20, 2015)

10.22~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Independent Directors (incorporated herein by reference to Exhibit 10.20 to our Form 10-K, filed on February 20, 2015)

10.23 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement for Chief Executive Officer and President (incorporated herein by reference to Exhibit 10.21 to our Form 10-K, filed on February 20, 2015)

10.24 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement for Employees (incorporated herein by reference to Exhibit 10.22 to our Form 10-K, filed on February 20, 2015)

10.25 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Phantom Unit Award Agreement for Independent Directors (incorporated herein by reference to Exhibit 10.21 to our Form 10-Q, filed on August 5, 2015)

10.26 ~	Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Agreement for Chief Executive Officer
10.27 ~	NMI Holdings, Inc. Severance Benefit Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 17, 2016)
21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q filed on October 30, 2015)
23.1	Consent of BDO USA, LLP
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ii

Exhibit Number	Description
101 *
The following financial information from NMI Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets as of December 31, 2016 and 2015
(ii) Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2016,
     (iii) Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2016
(iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2016, and
(v) Notes to Consolidated Financial Statements.

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