Form 10-Q
period 2017-03-31
NMI Holdings, Inc.
filed 2017-05-04
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-36174
NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	45-4914248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Powell Street, Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

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
YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on May 2, 2017 was 59,785,313 shares.

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

•
changes in the business practices of Fannie Mae and Freddie Mac (collectively, the GSEs), including decisions that have the impact of decreasing or discontinuing the use of mortgage insurance as credit enhancement;

•	our ability to remain an eligible mortgage insurer under the private mortgage insurer eligibility requirements (PMIERs) and other requirements imposed by the GSEs, which they may change at any time;

•
actions of existing competitors, including governmental agencies like the Federal Housing Administration (FHA) and the Veterans Administration (VA), and potential market entry by new competitors or consolidation of existing competitors;

•
adoption of new or changes to existing laws and regulations that impact our business or financial condition directly or the mortgage insurance industry generally or their enforcement and implementation by regulators;

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
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report on Form 10-Q, including the exhibits hereto. In addition, for additional discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner, you should review the Risk Factors in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 10-K), as subsequently updated in other reports we file from time to time with the U.S. Securities and Exchange Commission (SEC).
Unless expressly indicated or the context requires otherwise, the terms "we," "our," "us" and "Company" in this document refer to NMI Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries on a consolidated basis.

PART I

Item 1. Financial Statements and Supplementary Data

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2017	December 31, 2016
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $658,463 and $630,688 as of March 31, 2017 and December 31, 2016, respectively)	$658,640	$628,969
Cash and cash equivalents	12,543	47,746
Premiums receivable	15,566	13,728
Accrued investment income	3,900	3,421
Prepaid expenses	2,935	1,991
Deferred policy acquisition costs, net	32,165	30,109
Software and equipment, net	21,168	20,402
Intangible assets and goodwill	3,634	3,634
Prepaid reinsurance premiums	38,348	37,921
Deferred tax asset, net	50,529	51,434
Other assets	734	542
Total assets	$840,162	$839,897

Liabilities
Term loan	$144,010	$144,353
Unearned premiums	154,711	152,906
Accounts payable and accrued expenses	14,175	25,297
Reserve for insurance claims and claim expenses	3,761	3,001
Reinsurance funds withheld	31,243	30,633
Deferred ceding commission	4,790	4,831
Warrant liability, at fair value	3,563	3,367
Total liabilities	356,253	364,388
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 59,783,358 and 59,145,161 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively (250,000,000 shares authorized)	598	591
Additional paid-in capital	578,081	576,927
Accumulated other comprehensive loss, net of tax	(4,054)	(5,287)
Accumulated deficit	(90,716)	(96,722)
Total shareholders' equity	483,909	475,509
Total liabilities and shareholders' equity	$840,162	$839,897
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended March 31,
	2017	2016
Revenues	(In Thousands, except for share data)
Net premiums earned	$33,225	$19,807
Net investment income	3,807	3,231
Net realized investment losses	(58)	(885)
Other revenues	80	32
Total revenues	37,054	22,185
Expenses
Insurance claims and claims expenses	635	458
Underwriting and operating expenses	25,989	22,672
Total expenses	26,624	23,130
Other (expense) income
(Loss) gain from change in fair value of warrant liability	(196)	670
Interest expense	(3,494)	(3,632)
Total other expense	(3,690)	(2,962)

Income (loss) before income taxes	6,740	(3,907)
Income tax expense	1,248	—
Net income (loss)	$5,492	$(3,907)

Earnings (loss) per share
Basic	$0.09	$(0.07)
Diluted	$0.09	$(0.07)

Weighted average common shares outstanding
Basic	59,183,973	58,936,694
Diluted	62,338,856	58,936,694

Net income (loss)	$5,492	$(3,907)
Other comprehensive income, net of tax:
Net unrealized gains in accumulated other comprehensive income, net of tax expense of $664 and $0 for the quarters ended March 31, 2017 and March 31, 2016, respectively	1,175	9,101
Reclassification adjustment for losses included in net loss (gain), net of tax expense of $0 for the quarters ended March 31, 2017 and 2016	58	885
Other comprehensive income, net of tax	1,233	9,986
Comprehensive income	$6,725	$6,079
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
	(In Thousands)
Balances, January 1, 2016	58,808	$588	$570,340	$(7,474)	$(160,723)	$402,731
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	337	3	(227)	—	—	(224)
Share-based compensation expense	—	—	6,814	—	—	6,814
Change in unrealized investment gains/losses, net of tax expense of $1,178	—	—	—	2,187	—	2,187
Net income	—	—	—	—	64,001	64,001
Balances, December 31, 2016	59,145	$591	$576,927	$(5,287)	$(96,722)	$475,509
Cumulative effect of change in accounting principle	—	—	—	—	514	514
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	638	7	(1,117)	—	—	(1,110)
Share-based compensation expense	—	—	2,271	—	—	2,271
Change in unrealized investment gains/losses, net of tax expense of $664	—	—	—	1,233	—	1,233
Net income	—	—	—	—	5,492	5,492
Balances, March 31, 2017	59,783	$598	$578,081	$(4,054)	$(90,716)	$483,909

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2017	2016
Cash flows from operating activities	(In Thousands)
Net income (loss)	$5,492	$(3,907)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net realized investment losses	58	885
Loss (gain) from change in fair value of warrant liability	196	(670)
Depreciation and amortization	1,502	990
Net amortization of premium on investment securities	357	326
Amortization of debt discount and debt issuance costs	403	418
Share-based compensation expense	1,911	1,410
Changes in operating assets and liabilities:
Accrued investment income	(479)	(271)
Premiums receivable	(1,838)	(1,435)
Prepaid expenses	(944)	(1,304)
Deferred policy acquisition costs, net	(2,056)	(3,418)
Other assets	(192)	16
Deferred tax asset	1,146	—
Unearned premiums	1,805	18,322
Reserve for insurance claims and claims expenses	760	458
Reinsurance balances, net	141	—
Accounts payable and accrued expenses	(10,351)	(11,085)
Net cash (used in) provided by operating activities	(2,089)	735
Cash flows from investing activities
Purchase of short-term investments	(38,663)	(40,234)
Purchase of fixed-maturity investments, available-for-sale	(60,212)	(31,085)
Proceeds from maturity of short-term investments	46,845	24,347
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	23,841	65,075
Software and equipment	(3,069)	(2,319)
Net cash (used in) provided by investing activities	(31,258)	15,784
Cash flows from financing activities
Proceeds from issuance of common stock related to employee equity plans	2,392	449
Taxes paid related to net share settlement of equity awards	(3,503)	(608)
Repayments of term loan	(375)	(375)
Payments of debt modification costs	(370)	—
Net cash used in financing activities	(1,856)	(534)

Net (decrease) increase in cash and cash equivalents	(35,203)	15,985
Cash and cash equivalents, beginning of period	47,746	57,317
Cash and cash equivalents, end of period	$12,543	$73,302

Supplemental disclosures of cash flow information
Noncash financing activities
Interest paid	$3,314	$3,225
Taxes paid	170	—
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, which include the results of NMIH and its wholly owned subsidiaries, have been prepared in accordance with the instructions to Form 10-Q as prescribed by the SEC for interim reporting and include other information and disclosures required by accounting principles generally accepted in the U.S. (GAAP). Our accounts are maintained in U.S. dollars. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2016, included in our 2016 10-K. All intercompany transactions have been eliminated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as of the balance sheet date. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates. The results of operations for the interim period may not be indicative of the results that may be expected for the full year ending December 31, 2017.
Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs (DAC). DAC is reviewed periodically to determine that it does not exceed recoverable amounts and is adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We estimate the rate of amortization to reflect actual experience and any changes to persistency or loss development. For each book year of business, these costs are amortized to expense in proportion to estimated gross profits over the estimated life of the policies. Total amortization of DAC for the three months ended March 31, 2017 and 2016, net of a portion of ceding commission related to the 2016 QSR Transaction (see Note 5, "Reinsurance"), was $1.0 million and $0.9 million, respectively.
Premium Deficiency Reserves
We consider whether a premium deficiency exists at each fiscal quarter using best estimate assumptions as of the testing date. Per ASC 944, a premium deficiency reserve shall be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. We have determined that no premium deficiency reserves were necessary for the three months ended March 31, 2017 or 2016.
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
Recent Accounting Pronouncements
In May 2014, the Financial accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to provide a consistent approach in recognizing revenue. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, ASU 2015-14 deferred the provisions of ASU 2014-09 to be effective for interim and annual periods beginning after December 15, 2017. In addition, this guidance amends the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (ASU 2017-05). The Company is currently evaluating the impact the adoption of this ASU will have, if any, on the consolidated financial statements; however, this update is not expected to impact the recognition of revenue related to insurance premiums or investments, which represent the majority of our total revenues.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires that businesses recognize rights and obligations associated with certain leases as assets and liabilities on the balance sheet.The standard also requires additional disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. For public business entities, this update is effective for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption is permitted in any period. We expect to adopt this guidance on January 1, 2019. We anticipate this standard will have a material impact on our financial position, primarily due to our office space operating lease, as we will be required to recognize lease assets and lease liabilities on our consolidated balance sheet. We will continue to assess the potential impacts of this standard, including the impact the adoption of this guidance will have on our results of operations or cash flows.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update is intended to simplify the test for goodwill impairment. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, after December 15, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently in the early stages of evaluating the impact the adoption of this ASU will have, if any, on the consolidated financial statements.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20). This update shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The standard will take effect for public business entities for fiscal years beginning after December 15, 2017. Early adoption is permitted, and if an entity early adopts the guidance in an interim period, any adjustments are reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently in the early stages of evaluating the impact the adoption of this ASU will have, if any, on the consolidated financial statements.
Immaterial Correction of Prior Period Amounts
During the first quarter of 2017, after filing its 2016 10-K, including the audited financial statements included therein, the Company discovered that $1.8 million of deferred taxes on vested options associated with employees who had terminated employment in previous years had not been reversed. Because the Company’s deferred tax asset (DTA) was subject to a valuation allowance prior to December 2016, no expense would have been recognized by the Company in periods prior to December 2016. However, at December 31, 2016, when the Company released the valuation allowance against its DTA, the DTA was overstated by $1.8 million. The release of the valuation allowance resulted in a $1.8 million overstatement of the Company’s 2016 income tax benefit and net income.
In order to provide consistency in the consolidated statements and as permitted by Staff Accounting Bulletin (SAB) 108, revisions for these immaterial amounts to previously reported annual amounts are reflected in the Consolidated Balance Sheet financial information herein and will be reflected in the Consolidated Statement of Operations in future filings containing such financial information as permitted by SAB 108. A comparison of the effected amounts as reported and as adjusted are reported below.

As of and for the full year ended December 31, 2016	As previously reported	As adjusted
	(In thousands)
Income Statement
Net income	$65,841	$64,001
Income tax (benefit)	(54,389)	(52,550)
Basic EPS	1.11	1.08
Diluted EPS	1.08	1.05

Balance Sheet
Deferred tax asset, net	$53,274	$51,434
Total assets	841,737	839,897
Accumulated deficit	(94,882)	(96,722)
Total shareholder's equity	477,349	475,509
Change in Accounting Principle
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which intends to simplify various aspects of the accounting for and reporting of share-based payments. The new accounting is required to be adopted using a modified retrospective approach, with a cumulative-effect adjustment to opening retained earnings for any outstanding liability awards that qualify for equity classification under the new guidance.
As the guidance is effective for annual and interim reporting periods beginning after December 15, 2016, the Company adopted the new guidance in the first quarter of 2017. This requires us to reflect any adjustments as of January 1, 2017, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes in our consolidated statement of earnings. Additionally, our consolidated statement of cash flows now present excess tax benefits as an operating activity on a prospective basis. Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The net cumulative effect of this change was recognized as a $0.5 million reduction to the retained deficit as of January 1, 2017.
Subsequent Event
On May 2, 2017, we entered into an excess of loss reinsurance agreement with Oaktown Re Ltd., a Bermuda-domiciled special purpose insurer. In connection with the transaction, NMIC will receive $211.3 million of fully collateralized excess of loss reinsurance protection, covering an existing portfolio of mortgage insurance policies written from 2013 through 2016. In connection

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

with the note offering, as is customary in such capital markets transactions, NMIH indemnified the underwriter with respect to information provided in the offering materials about NMIC and the reinsured loans.
2. Investments
We have designated our investment portfolio as available-for-sale and report it at fair value. The related unrealized gains and losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive income and loss in shareholders' equity. Net realized investment gains and losses are reported in income based upon specific identification of securities sold.
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of March 31, 2017	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$66,555	$3	$(850)	$65,708
Municipal debt securities	70,543	316	(463)	70,396
Corporate debt securities	360,955	2,466	(1,781)	361,640
Asset-backed securities	107,008	696	(313)	107,391
Total bonds	605,061	3,481	(3,407)	605,135
Short-term investments	53,402	103	—	53,505
Total investments	$658,463	$3,584	$(3,407)	$658,640

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2016	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$64,135	$6	$(962)	$63,179
Municipal debt securities	40,801	131	(663)	40,269
Corporate debt securities	349,712	1,722	(2,356)	349,078
Asset-backed securities	114,456	765	(560)	114,661
Total bonds	569,104	2,624	(4,541)	567,187
Short-term investments	61,584	198	—	61,782
Total investments	$630,688	$2,822	$(4,541)	$628,969
As of March 31, 2017 and December 31, 2016, there were approximately $6.9 million of cash and investments in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair values of available for sale securities as of March 31, 2017 and December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2017	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$120,819	$120,890
Due after one through five years	147,875	148,565
Due after five through ten years	266,793	266,076
Due after ten years	15,968	15,718
Asset-backed securities	107,008	107,391
Total investments	$658,463	$658,640

As of December 31, 2016	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$94,382	$94,584
Due after one through five years	173,296	173,251
Due after five through ten years	242,005	240,060
Due after ten years	6,549	6,413
Asset-backed securities	114,456	114,661
Total investments	$630,688	$628,969
Aging of Unrealized Losses
As of March 31, 2017, the investment portfolio had gross unrealized losses of $3.4 million, $0.4 million of which has been in an unrealized loss position for a period of 12 months or greater. We did not consider these securities to be other-than-temporarily impaired as of March 31, 2017. We based our conclusion that these investments were not other-than-temporarily impaired as of March 31, 2017 on the following facts: (i) the unrealized losses were primarily caused by interest rate movements since the purchase date; (ii) we do not intend to sell these investments; and (iii) we do not believe that it is more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may not occur until maturity. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of March 31, 2017		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	37	$61,703	$(850)	—	$—	$—	37	$61,703	$(850)
Municipal debt securities	14	27,663	(431)	1	1,718	(32)	15	29,381	(463)
Corporate debt securities	60	100,085	(1,465)	6	11,022	(316)	66	111,107	(1,781)
Asset-backed securities	23	29,086	(241)	10	8,547	(72)	33	37,633	(313)
Total investments	134	$218,537	$(2,987)	17	$21,287	$(420)	151	$239,824	$(3,407)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2016		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	33	$51,093	$(962)	—	$—	$—	33	$51,093	$(962)
Municipal debt securities	14	28,659	(617)	1	1,704	(46)	15	30,363	(663)
Corporate debt securities	77	135,115	(1,955)	8	13,873	(401)	85	148,988	(2,356)
Asset-backed securities	30	38,702	(510)	6	2,472	(50)	36	41,174	(560)
Total investments	154	$253,569	$(4,044)	15	$18,049	$(497)	169	$271,618	$(4,541)

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Investment Income

	For the three months ended March 31,
	2017	2016
	(In Thousands)
Investment income	$3,993	$3,408
Investment expenses	(186)	(178)
Net investment income	$3,807	$3,231
Net Realized Investment Gains (Losses)

	For the three months ended March 31,
	2017	2016
	(In Thousands)
Gross realized investment gains	$279	$556
Gross realized investment losses	(337)	(1,441)
Net realized investment losses	$(58)	$(885)
Investment Securities - Other-than-Temporary Impairment (OTTI)
For the quarter ended March 31, 2017, we recognized an OTTI loss in earnings of $144 thousand based on a negative outlook with an unfavorable forecasted recovery.
There were no credit losses recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income (loss).

3. Fair Value of Financial Instruments
The following describes the valuation techniques used by us to determine the fair value of financial instruments held at March 31, 2017 and December 31, 2016:
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
Assets classified as Level 1 and Level 2
To determine the fair value of securities available-for-sale in Level 1 and Level 2 of the fair value hierarchy, independent pricing sources have been utilized. One price is provided per security based on observable market data. To ensure securities are appropriately classified in the fair value hierarchy, we review the pricing techniques and methodologies of the independent pricing

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

sources and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. A variety of inputs are utilized by the independent pricing sources including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including data published in market research publications. Inputs may be weighted differently for any security, and not all inputs are used for each security evaluation. Market indicators, industry and economic events are also considered. This information is evaluated using a multidimensional pricing model. Quality controls are performed by the independent pricing sources throughout this process, which include reviewing tolerance reports, trading information and data changes, and directional moves compared to market moves. This model combines all inputs to arrive at a value assigned to each security. We have not made any adjustments to the prices obtained from the independent pricing sources. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the quarter ended March 31, 2017.
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
The following is a list of those assets and liabilities that are measured at fair value by hierarchy level:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2017	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$55,746	$9,962	$—	$65,708
Municipal debt securities	—	70,396	—	70,396
Corporate debt securities	—	361,640	—	361,640
Asset-backed securities	—	107,391	—	107,391
Cash, cash equivalents and short-term investments	66,048	—	—	66,048
Total assets	$121,794	$549,389	$—	$671,183
Warrant liability	—	—	3,563	3,563
Total liabilities	$—	$—	$3,563	$3,563

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2016	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$50,719	$12,460	$—	$63,179
Municipal debt securities	—	40,269	—	40,269
Corporate debt securities	—	349,078	—	349,078
Asset-backed securities	—	114,661	—	114,661
Cash, cash equivalents and short-term investments	109,528	—	—	109,528
Total assets	$160,247	$516,468	$—	$676,715
Warrant liability	—	—	3,367	3,367
Total liabilities	$—	$—	$3,367	$3,367

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a roll-forward of Level 3 liabilities measured at fair value:

	For the three months ended March 31,
Warrant Liability	2017	2016
	(In Thousands)
Balance, January 1	$3,367	$1,467
Change in fair value of warrant liability included in earnings	196	(670)
Balance, March 31	$3,563	$797
We revalue the warrant liability quarterly using a Black-Scholes option-pricing model, in combination with a binomial model, and we value the pricing protection features within the warrants using a Monte-Carlo simulation model. As of March 31, 2017, the assumptions used in the option-pricing model were as follows: a common stock price as of March 31, 2017 of $11.40, risk free interest rate of 1.70%, expected life of 3.92 years, expected volatility of 30.5% and a dividend yield of 0%. The change in fair value is primarily attributable to an increase in the price of our common stock from December 31, 2016 to March 31, 2017.
4. Term Loan
On November 10, 2015, the Company entered into a credit agreement (the Credit Agreement) to obtain a three-year senior secured term loan B (the Term Loan) for $150 million. On February 10, 2017, we entered into an amendment to the Credit Agreement, to extend the maturity date by one year and reduce the interest rate. We performed an analysis and concluded the amendment to the Credit Agreement should be treated as a modification. As of March 31, 2017, the Term Loan bears interest at the Eurodollar Rate, as defined in the Credit Agreement, (1% floor) plus an annual margin rate of 6.75% (an all-in rate of 8.0% as of March 31, 2017), payable quarterly. Quarterly principal payments of $375 thousand are also required. The outstanding balance as of March 31, 2017 was $147.8 million.
Debt issuance costs totaling $4.8 million and a 1% debt discount are being amortized to interest expense, using the effective interest method, over the contractual life of the Term Loan, including $370 thousand related to the modification. Effective interest rate for the Term Loan includes interest, amortization of issuance cost and the discount. For the three months ended March 31, 2017, the Company recorded $3.5 million of interest expense, including amortization of the issuance cost and discount.
NMIH is subject to certain quarterly covenants under the Credit Agreement. These covenants include, but are not limited to the following: a maximum debt-to-total capitalization ratio (as defined) of 35%, maximum risk-to-capital (RTC) ratio of 22.0:1.0, liquidity (as defined) of $33.4 million as of March 31, 2017, compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and equity requirements. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the Credit Agreement, including its covenants and events of default. We were in compliance with all covenants as of March 31, 2017.
Future principal payments for the Company's Term Loan as of March 31, 2017 are as follows:

As of March 31, 2017	Principal
(In thousands)
2017	$1,125
2018	1,500
2019	145,125
Total	$147,750

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Wisconsin Office of the Commissioner of Insurance (Wisconsin OCI) approved the 2016 QSR Transaction (subject to certain conditions), giving full capital credit under PMIERs and statutory accounting principles, respectively, for the risk ceded under the agreement. The credit that we receive under PMIERs is subject to periodic review by the GSEs.

Under the 2016 QSR Transaction, effective September 1, 2016, NMIC ceded premiums related to:

•25% of existing risk written on eligible policies as of August 31, 2016;

•	100% of our existing risk under our pool agreement with Fannie Mae; and

•	25% of risk on eligible policies written from September 1, 2016 through December 31, 2017.

The effect of reinsurance on net premiums written and earned is as follows:

	For the three months ended
	March 31, 2017	March 31, 2016
	(In Thousands)
Net premiums written
Direct	$39,245	$38,129
Ceded	(4,641)	—
Net premiums written	$34,604	$38,129

Net premiums earned
Direct	$37,438	$19,807
Ceded	(4,213)	—
Net premiums earned	$33,225	$19,807
The following tables show the amounts ceded related to the 2016 QSR Transaction:

	For the three months ended
	March 31, 2017	March 31, 2016
	(In Thousands)
Ceded risk-in-force	$2,167,745	$—
Ceded premiums written	(4,641)	—
Ceded premiums earned	(4,213)	—
Ceding commission written	2,058	—
Ceding commission earned	2,065	—

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
The reinsurance recoverable on loss reserves related to our 2016 QSR Transaction was $564 thousand as of March 31, 2017. The reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements that address ceded risk.
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
6. Reserves for Insurance Claims and Claims Expenses
We establish claim reserves to recognize the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. Our method, consistent with industry practice, is to establish claim reserves only for loans that have been reported to us as having been in default for at least 60 days. Our claim reserves also include amounts for estimated claims incurred on loans that have been in default for at least 60 days that have not yet been reported to us by the servicers, often referred to as IBNR. As of March 31, 2017, we have established reserves for insurance claims and claims expenses of $3.8 million for 207 primary loans in default. We paid 4 claims totaling $142 thousand during the quarter ended March 31, 2017.
In 2013, we entered into a pool insurance transaction with Fannie Mae. We only establish claim or IBNR reserves for pool risk if we expect claims to exceed the deductible under the pool agreement, which represents the amount of claims absorbed by Fannie Mae before we are obligated to pay any claims. At March 31, 2017, 47 loans in the pool were past due by 60 days or more. These 47 loans represent approximately $3.1 million in risk-in-force (RIF). Due to the size of the remaining deductible of $10.1 million, the low level of notices of default (NODs) reported through March 31, 2017 and the expected severity (all loans in the pool have loan-to-value ratios (LTVs) under 80%), we have not established any pool reserves for claims or IBNR for the three months ended March 31, 2017 and 2016. In connection with settlement of pool claims, we applied $256 thousand to the pool deductible through March 31, 2017. We have not paid any pool claims to date.
The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claims expenses:

	For the three months ended March 31,
	2017	2016
	(In Thousands)
Beginning balance	$3,001	$679
Less reinsurance recoverables (1)	(297)	—
Beginning balance, net of reinsurance recoverables	2,704	679

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	955	553
Prior years (3)	(320)	(95)
Total claims and claims expenses incurred	635	458

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	—
Prior years (3)	142	—
Total claims and claim expenses paid	142	—

Reserve at end of period, net of reinsurance recoverables	3,197	1,137
Add reinsurance recoverables (1)	564	—
Balance, March 31	$3,761	$1,137
(1) Related to ceded losses recoverable on the 2016 QSR Transaction, included in "Other Assets" on the Condensed Consolidated Balance Sheets. See Note 5, "Reinsurance" for additional information.
(2) Related to defaults occurring in the current year.
(3) Related to defaults occurring in prior years.
The “claims incurred” section of the table above shows claims and claim expenses incurred on default notices received in the current year and in prior years.  The amount of claims incurred relating to default notices received in the current year represents

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the estimated amount to be ultimately paid on such default notices.  The decreases during the periods presented in reserves held for prior year defaults are generally the result of ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we learn additional information about individual defaults and claims.
There was a $320 thousand favorable prior year development during the three months ended March 31, 2017 as a result of NOD cures and ongoing analysis of recent loss development trends. Reserves of $2.5 million related to prior year defaults remained as of March 31, 2017.
The following tables provide claim development data, by accident year, and a reconciliation to the reserve for insurance claims and claim expenses, related to the new guidance on short-duration contracts.

	Reserves net of Reinsurance					As of March 31, 2017
Accident Year	2013	2014	2015	2016	2017	Total of IBNR	NODs
	($ Values In Thousands)
2013	$—	$24	$—	$—	$—	$—	—
2014		56	34	—	—	—	—
2015			652	614	408	9	9
2016				2,210	1,921	113	107
2017					716	96	91
				Total	$3,045	$218	207
Our IBNR reserves reflect the actuarial estimate for claims incurred but not reported as of March 31, 2017. The number of NODs outstanding as of March 31, 2017 is the total number of loans in default over 60 days for which we have established reserves.

	Cumulative Paid Claims, net of Reinsurance
Accident Year	2013	2014	2015	2016	2017
	(In Thousands)
2013	$—	$—	$—	$—	$—
2014		—	4	—	—
2015			50	196	105
2016				171	37
2017					—
				Total	$142

Reconciliation of Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
(In Thousands)
As of March 31, 2017
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$3,121
Reinsurance recoverable on unpaid claims	564
Unallocated claims adjustment expenses	76
Total gross liability for unpaid claims and claim adjustment expenses	$3,761

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The below table shows, on average, the percentage of claims paid over the years after a claim is incurred.

	Average annual percentage payout of incurred claims by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5
Claims duration disclosure	3%	11%	9%	—%	—%
7. Earnings (Loss) per Share

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

	For the three months ended March 31,
	2017	2016
	(In Thousands, except for per share data)
Net income (loss)	$5,492	$(3,907)

Basic earnings (loss) per share	$0.09	$(0.07)

Basic weighted average shares outstanding	59,183,973	58,936,694
Dilutive effect of non-vested shares	3,154,883	—
Dilutive weighted average shares outstanding	62,338,856	58,936,694

Diluted earnings (loss) per share	$0.09	$(0.07)

For the three months ended March 31, 2017, 1,121,471 of our common stock equivalents we issued under share-based compensation arrangements were not included in the calculation of diluted earnings (loss) per share because they were anti-dilutive. Non-vested shares of 3,154,883 were included in our weighted average number of common shares outstanding for the three months ended March 31, 2017.
As a result of our net losses for the three months ended March 31, 2016, 7,351,338 of our common stock equivalents we issued under share-based compensation arrangements and warrants were not included in the calculation of diluted earnings (loss) per share as of such dates because they were anti-dilutive.
8. Warrants
We issued 992,000 warrants in connection with our Private Placement. Each warrant gives the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million.
Upon exercise of these warrants, the amounts will be treated as additional paid-in capital. No warrants were exercised during the three months ended March 31, 2017 and 2016.
We account for these warrants to purchase our common shares in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity.
9. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 35%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our provision for income taxes for the interim reporting periods are based on an estimated annual effective tax rate for the year ending December 31, 2017. Our effective tax rate on our pre-tax income was 18.5% for the three months ended March 31, 2017, compared to 0.0% for the comparable 2016 period. The increase in the effective tax expense for the three months ended March 31, 2017, against the comparable 2016 period was attributable to the elimination of tax benefits during the comparable 2016 period due to the recognition of a full

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

valuation allowance which had been recorded to reflect the amount of the deferred taxes that may not be realized. See Item 1, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 1, Organization and Basis of Presentation - Immaterial Correction of Prior Period Amounts” for further details.
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
NMIC and Re One's combined statutory net loss, statutory surplus, contingency reserve and risk-to-capital (RTC) ratios were as follows:

As of and for the three months and year ended	March 31, 2017	December 31, 2016
	(In Thousands)
Statutory net income (loss)	$(10,090)	$(26,653)
Statutory surplus	404,359	413,809
Contingency reserve	109,198	90,479
Risk-to-Capital	12.4:1	11.6:1
NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware, such as NMIH. Delaware corporation law provides that dividends are only payable out of a corporation's capital surplus or recent net profits (subject to certain limitations). Since inception, NMIC has not paid any dividends to NMIH. As NMIC had a statutory net loss for the year ended December 31, 2016, NMIC cannot pay any dividends to NMIH through December 31, 2017, without the prior approval of the Wisconsin OCI.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following analysis should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2016 10-K, for a more complete understanding of our financial position and results of operations. In addition, investors should review the "Cautionary Note Regarding Forward-Looking Statements" above and the "Risk Factors" detailed in Part I, Item 1A of our 2016 10-K and Part II, Item IA of this report, as subsequently updated in reports we file with the SEC, for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year or for any other period.
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
MI protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who generally make down payments of less than 20% of a home's purchase price. By protecting lenders and investors from credit losses, we help facilitate the availability of mortgages to prospective, primarily first-time, U.S. home buyers, thus promoting homeownership while protecting lenders and investors against potential losses related to a borrower's default. MI also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to the GSEs. We are one of six companies in the U.S. who offer MI. Our business strategy is to continue to expand our customer base and write insurance on high quality, low down payment residential mortgages in the U.S. We reported our first profitable results on an annual basis for the year ended December 31, 2016, and for the quarter ended March 31, 2017, we reported net income of $5.5 million.
We had total insurance-in-force (IIF) of $38.3 billion and total risk-in-force (RIF) of $8.5 billion as of March 31, 2017, compared to total IIF of $35.8 billion and total RIF of $7.9 billion as of December 31, 2016. Of total IIF as of March 31, 2017, we had $34.8 billion of primary IIF and $3.5 billion of pool IIF, compared to $32.2 billion of primary IIF and $3.6 billion of pool IIF as of December 31, 2016. As of March 31, 2017, our primary RIF was $8.4 billion, compared to primary RIF of $7.8 billion as of December 31, 2016. Pool RIF was $93.1 million as of March 31, 2017 and December 31, 2016.
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
Conditions and Trends Impacting Our Business
Customer Development
Our sales and marketing strategy is focused on expanding relationships with existing customers and attracting new mortgage originator customers in the U.S. that fall into two primary categories, which we refer to as "National Accounts" and "Regional Accounts." In the recent quarter, we increased our customer base. We had 1,174 master policy holders as of March 31, 2017, compared to 1,023 master policy holders as of March 31, 2016. Of those master policy holders, 537 or 45.7% generated new insurance written (NIW) in the first quarter of 2017, compared to 469, or 45.8% that generated NIW in the first quarter of 2016.
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

Since April 2013, we have increased our customer base significantly, and we expect to continue to acquire new customers. As of March 31, 2017, we had active customer relationships with 31 of the top 40 lenders and expect to develop additional active customer relationships. We believe our most significant growth opportunity is within the large and fragmented market of Regional Accounts, which includes some of the top correspondent lenders. In addition to adding new customers, we believe existing customers will begin to allocate more of their business to us for placement of our MI.
New Insurance Written, Insurance in Force and Premiums
NMIC's primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or on an aggregated basis, in which each loan in a portfolio of loans is individually insured in a single transaction. NMIC has also written pool insurance under an agreement with Fannie Mae, in which it insured a group of loans (or pool) in one transaction. NMIC's pool insurance has a stated aggregate loss limit and a deductible under which no losses are paid by NMIC until losses on the pool of loans exceed the deductible. See Item 1, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reserves for Insurance Claims and Claims Expenses," above. NIW production is impacted by a variety of factors, including the size of the origination and refinance markets, business development, pricing relative to competitors and customer service, among others.
We set premiums for an insured loan at the time the loan is insured, based on our filed rates and rating rules. We offer borrower-paid (BPMI) and lender-paid (LPMI) mortgage insurance options. Premium rates are based on the risk characteristics of each insured loan and the capital required to support particular products.  Capital charges are governed primarily by the GSEs' private mortgage insurer eligibility requirements (PMIERs), as well as by regulatory and economic capital requirements. See "- GSE Oversight" and "- Capital Position of our Insurance Subsidiaries and Financial Strength Ratings," below.
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
Effect of reinsurance on our results
We utilize third party reinsurance to continue to grow our business and manage insurance risk and our minimum required assets under the PMIERs financial requirements. In September 2016, we entered into the 2016 QSR Transaction. On May 2, 2017, we entered into an excess of loss reinsurance agreement with Oaktown Re Ltd., a Bermuda-domiciled special purpose insurer, to secure $211.3 million of excess of loss reinsurance coverage (2017 XOL Transaction). Our results of operations are impacted by our reinsurance arrangements; although, we will not experience impacts from the 2017 XOL Transaction until second quarter 2017. We expect reinsurance will continue to be a primary component of our capital structure.
Under the terms of the 2016 QSR Transaction, premiums are ceded to reinsurers who assume a portion of the risk under the insurance policies we write. Our net premiums written and earned are net of ceded amounts, offset by a profit commission associated with the premiums ceded. The 2016 QSR Transaction protects us against a fixed percentage of losses arising from policies covered by the agreement and reduces the capital we are required to hold under state insurance regulations and GSE requirements.
The 2016 QSR Transaction affects premiums, underwriting expenses and losses incurred. In the quarter ended March 31, 2017, our pre-tax net cost of reinsurance was approximately $1.9 million. With respect to the 2016 QSR Transaction:

•	We cede a fixed percentage of premiums on insurance covered by the agreement.

•	We cede a fixed percentage of losses incurred on insurance covered by the agreement.

•
We receive the benefit of a profit commission through a reduction in the premiums we cede. The profit commission varies directly and inversely with the level of losses on a dollar for dollar basis and is eliminated at levels of losses that we do not expect to occur. This means that lower levels of losses result in our realization of a higher profit commission and less benefit from ceded losses; higher levels of losses result in more benefit from ceded losses and our realization of a lower profit commission (or for levels of losses we do not expect, its elimination).

•
We receive the benefit of a ceding commission equal to 20% of premiums ceded. The ceding commission is deferred and recognized as a reduction in underwriting expenses over the expected life of the risk associated with the reinsured policies.

The effects described above result in an implied after-tax cost of reinsurance of approximately 3-4%, so long as loss ratios remain below 60%. The effect of the reinsurance on income will vary from period to period, depending on the level of ceded losses.

Portfolio Data
The tables below show primary and pool IIF, NIW and premiums written and earned. Single NIW and IIF include policies written on an aggregated and flow basis. Unless otherwise noted, the following tables do not include the effects of the 2016 QSR Transaction, as described above.

Primary and pool IIF and NIW	As of and for the quarter ended
	March 31, 2017		March 31, 2016
	IIF	NIW	IIF	NIW
	(In Millions)
Monthly	$21,511	$2,892	$9,210	$2,492
Single	13,268	667	9,354	1,762
Primary	34,779	3,559	18,564	4,254

Pool	3,545	—	4,136	—
Total	$38,324	$3,559	$22,700	$4,254
For the quarter ended March 31, 2017, primary NIW decreased 16% compared to the first quarter of 2016, primarily due to our continued efforts to reduce the percentage of singles in our product mix. In the first quarter of 2017, monthly premium NIW increased 16% over the first quarter of 2016 as a result of our continuing efforts to increase our volume with existing customers and to build business with new customers. For the three months ended March 31, 2017, 81% of our NIW consisted of monthly premium policies, which is consistent with our long-term goal of achieving a monthly mix in line with the industry average of approximately 75-80%. As of March 31, 2017, our IIF was comprised of approximately 62% of monthly premium policies. We expect our IIF mix to continue to trend toward the industry average.

Primary and pool premiums written and earned	For the quarter ended
	March 31, 2017	March 31, 2016
	(In Thousands)
Net premiums written (1)	$34,604	$38,129
Net premiums earned (1)	33,225	19,807
(1) Premiums written and earned are reported net of the 2016 QSR Transaction.
For the quarter ended March 31, 2017, we had net premiums written of $34.6 million and premiums earned of $33.2 million, compared to net premiums written of $38.1 million and premiums earned of $19.8 million for the quarter ended March 31, 2016. Premiums written and earned are influenced by NIW, product mix, pricing and persistency. Additionally, premiums earned are influenced by the amortization of earnings on our single premium product over the policies' expected lives in accordance with the expiration of risk for policies covering more than one year.
The increase in net premiums earned for the quarter ended March 31, 2017 is primarily the result of the continued growth of our primary flow business. The decrease in premiums written is due to the changing product mix as well as the 2016 QSR Transaction, under which we ceded approximately 25% of premiums written and earned. Period over period, premiums earned increased due to the changing product mix and growing number of monthly premium policies in force during the quarter ended March 31, 2017. Pool premiums written and earned for the quarter ended March 31, 2017 were $1.0 million, compared to pool premiums written and earned of $1.2 million for the quarter ended March 31, 2016.
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

We price our products to achieve a mid-teens percentage return on PMIERs required assets. Our pricing is risk-based, meaning that loans with higher LTVs and lower credit scores will generally be priced higher than loans with lower LTVs and higher credit scores. See "- GSE Oversight," below for a discussion of the PMIERs financial requirements. Since the industry adopted risk-based pricing in 2016, pricing for monthly premium product, which represents approximately 75% - 80% of the market, has generally been stable. Single-premium LPMI, which historically has represented approximately 20% - 25% of industry NIW, has generally been more price competitive.
Our persistency rate is the percentage of IIF that remains on our books after any 12-month period. Because our insurance premiums are earned over the life of a policy, changes in persistency rates can have a significant impact on our earnings. The persistency rate on our portfolio was 81.3% at March 31, 2017. Persistency rates are sensitive to fluctuations in interest rates. Decreases in interest rates typically increase our portfolio's cancellation rate. When cancellations increase, we experience lower profitability and returns on our monthly premium business, and conversely, higher returns on our single premium business because, rather than amortizing the single premium over the expected life of the policy, upon cancellation, we immediately recognize all unamortized single premium as earned.
Portfolio Statistics
The table below shows primary portfolio trends, by quarter, for the last five quarters.

Primary portfolio trends	As of and for the quarter ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	($ Values In Millions)
New insurance written	$3,559	$5,240	$5,857	$5,838	$4,254
New risk written	868	1,244	1,415	1,411	1,016
Insurance in force (1)	34,779	32,168	28,228	23,624	18,564
Risk in force (1)	8,444	7,790	6,847	5,721	4,487
Policies in force (count) (1)	145,632	134,662	119,002	100,547	79,700
Weighted-average coverage (2)	24.3%	24.2%	24.3%	24.2%	24.2%
Loans in default (count)	207	179	115	79	55
Percentage of loans in default	0.1%	0.1%	0.1%	0.1%	0.1%
Risk in force on defaulted loans	$12	$10	$6	$4	$3
Average premium yield (3)	0.40%	0.44%	0.48%	0.47%	0.45%
Earnings from cancellations	$2.5	$5.1	$5.8	$3.5	$2.3
Annual persistency (4)	81.3%	80.7%	81.8%	83.3%	82.7%
Quarterly persistency (5)	88.2%	81.6%	78.8%	83.2%	86.1%

(1)	Reported as of the end of the period.

(2)	End of period RIF divided by IIF.

(3)	Average premium yield is calculated by dividing net primary and pool premiums earned, net of reinsurance, by average gross IIF for the period, annualized.

(4)	Defined as the percentage of IIF that remains on our books after any 12-month period.

(5)	Defined as the percentage of IIF that remains on our books after any 3-month period, annualized.
The table below reflects a summary of the change in total primary IIF for the three months ended March 31, 2017 and 2016.

Primary IIF	For the three months ended
	March 31, 2017	March 31, 2016
	(In Millions)
IIF, beginning of period	$32,168	$14,824
NIW	3,559	4,254
Cancellations and other reductions	(948)	(514)
IIF, end of period	$34,779	$18,564

The table below reflects a summary of our primary IIF and RIF by book year as of March 31, 2017 and 2016.

Primary IIF and RIF	As of March 31, 2017		As of March 31, 2016
	IIF	RIF	IIF	RIF
	(In Millions)
March 31, 2017	$3,544	$865	$—	$—
2016	19,774	4,756	4,232	1,011
2015	9,681	2,384	11,806	2,864
2014	1,735	428	2,461	597
2013	45	11	65	15
Total	$34,779	$8,444	$18,564	$4,487
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
The tables below reflect our total primary NIW by FICO, LTV and purchase/refinance mix for the three months ended March 31, 2017 and 2016. We calculate the LTV of a loan as the percentage of the original loan amount to the original value of the property securing the loan. In general, the lower the LTV the lower the likelihood of a default, and for loans that default, a lower LTV generally results in lower severity for a resulting claim, as the borrower has more equity in the property.

Primary NIW by FICO	For the three months ended
	March 31, 2017	March 31, 2016
	(In Millions)
>= 760	$1,683	$2,283
740-759	551	712
720-739	456	473
700-719	396	411
680-699	264	245
<=679	209	130
Total	$3,559	$4,254

Primary NIW by LTV	For the three months ended
	March 31, 2017	March 31, 2016
	(In Millions)
95.01% and above	$274	$209
90.01% to 95.00%	1,612	1,816
85.01% to 90.00%	1,101	1,420
85.00% and below	572	809
Total	$3,559	$4,254

Primary NIW by purchase/refinance mix	For the three months ended
	March 31, 2017	March 31, 2016
	(In Millions)
Purchase	$2,984	$2,919
Refinance	575	1,335
Total	$3,559	$4,254
The tables below show the primary weighted average FICO and weighted average LTV, by policy type, for NIW in the quarters presented.

Weighted Average FICO	For the three months ended
	March 31, 2017	March 31, 2016
Monthly	745	753
Single	764	759

Weighted Average LTV	For the three months ended
	March 31, 2017	March 31, 2016
Monthly	92%	92%
Single	91%	91%
The tables below reflect our total primary IIF and RIF by FICO, average loan size, LTV and loan type.

Primary IIF by FICO	As of
	March 31, 2017		March 31, 2016
	($ Values In Millions)
>= 760	$17,408	50%	$9,146	49%
740-759	5,658	16	3,045	16
720-739	4,460	13	2,515	14
700-719	3,533	10	1,877	10
680-699	2,336	7	1,305	7
<=679	1,384	4	676	4
Total	$34,779	100%	$18,564	100%

Primary RIF by FICO	As of
	March 31, 2017		March 31, 2016
	($ Values In Millions)
>= 760	$4,253	50%	$2,207	49%
740-759	1,383	16	747	17
720-739	1,081	13	613	14
700-719	851	10	453	10
680-699	556	7	312	7
<=679	320	4	155	3
Total	$8,444	100%	$4,487	100%

Primary Average Loan Size by FICO	As of
	March 31, 2017	March 31, 2016
	(In Thousands)
>= 760	$250	$247
740-759	241	237
720-739	235	232
700-719	233	229
680-699	224	220
<=679	210	206

Primary IIF by LTV	As of
	March 31, 2017		March 31, 2016
	($ Values In Millions)
95.01% and above	$1,931	5%	$699	4%
90.01% to 95.00%	15,601	45	8,220	44
85.01% to 90.00%	11,058	32	6,326	34
85.00% and below	6,189	18	3,319	18
Total	$34,779	100%	$18,564	100%

Primary RIF by LTV	As of
	March 31, 2017		March 31, 2016
	($ Values In Millions)
95.01% and above	$533	6%	$196	5%
90.01% to 95.00%	4,585	55	2,423	54
85.01% to 90.00%	2,626	31	1,498	33
85.00% and below	700	8	370	8
Total	$8,444	100%	$4,487	100%

Primary RIF by Loan Type	As of
	March 31, 2017	March 31, 2016

Fixed	99%	98%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	1	2
Total	100%	100%
As of March 31, 2017 and March 31, 2016, 100% of each of our pool IIF and RIF was comprised of insurance on fixed rate mortgages.

The table below shows primary portfolio statistics, by book year, as of March 31, 2017.

	As of March 31, 2017
Origination year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative default rate (2)
	($ Values in Millions)
2013	$162	$45	28%	655	224	—	1	0.2%	0.2%
2014	3,451	1,735	50%	14,786	8,527	47	5	2.7%	0.4%
2015	12,422	9,681	78%	52,548	43,414	114	9	2.5%	0.2%
2016	21,188	19,774	93%	83,628	79,595	46	—	0.9%	0.1%
2017	3,559	3,544	100%	13,926	13,872	—	—	—%	—%
Total	$40,782	$34,779		165,543	145,632	207	15

(1)	The ratio of total losses incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.

(2)	The sum of claims paid ever to date and notices of default as of the end of the period divided by policies ever in force.
Geographic Dispersion
The following table shows the distribution by state of our primary RIF. As of March 31, 2017, our RIF continues to be relatively more concentrated in California, primarily as a result of the location and timing of the acquisition of new customers. The distribution of risk across the states as of March 31, 2017 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of
	March 31, 2017	March 31, 2016
California	13.8%	13.2%
Texas	7.2	6.8
Virginia	6.3	5.8
Florida	4.4	5.3
Arizona	4.1	3.8
Colorado	3.9	4.1
Maryland	3.7	3.1
Michigan	3.7	4.3
Utah	3.6	3.6
Pennsylvania	3.6	3.6
Total	54.3%	53.6%
Reserve for Insurance Claims and Claims Expenses
Claims incurred is the expense that is booked within a particular period to reflect actual and estimated claim payments that we believe will ultimately be made as a result of insured loans that are in default. We do not recognize an estimate of claim expense for loans that are not in default. As of March 31, 2017, we have established reserves for insurance claims of $3.8 million for 207 primary loans in default, compared to a reserve of $3.0 million for 179 primary loans in default as of December 31, 2016, and a reserve of $1.1 million for 55 primary loans in default as of March 31, 2016. We also establish reserves for the related claims expenses, which are the estimated costs to adjust and settle claims. We have not established any pool reserves for claims or IBNR to date. For additional discussion of our reserves, see, Item 1, "Financial Statements and Supplementary Data - Notes to Condensed Consolidated Financial Statements - Note 6. Reserves for Insurance Claims and Claims Expenses."

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

•	under the pool insurance agreement between NMIC and Fannie Mae, NMIC is responsible for claims only to the extent they exceed a deductible; and

•	we generated low NIW in our early years of operations.
Until our portfolio matures, we expect our reported loss ratio will be less than 10%, due to loss development being generally insignificant in the early years of a loan cycle combined with strong growth in earned premiums on a year-over-year basis. We expect that the frequency of claims on our initial primary books of business should be between 2% and 3% of mortgages insured over the life of the book. For claims that we may receive, we expect the severity of the claim to be between 85% and 95% of the coverage amount. Based on these expectations, we estimate that the loss ratio over the life of each book will be between 20% and 25% of earned premiums, and we price to that expectation.
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

The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claims expenses.

	For the three months ended
	March 31, 2017	March 31, 2016
	(In Thousands)
Beginning balance	$3,001	$679
Less reinsurance recoverables (1)	(297)	—
Beginning balance, net of reinsurance recoverables	2,704	679

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	955	553
Prior years (3)	(320)	(95)
Total claims and claims expenses incurred	635	458

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	—
Prior years (3)	142	—
Total claims and claim expenses paid	142	—

Reserve at end of period, net of reinsurance recoverables	3,197	1,137
Add reinsurance recoverables (1)	564	—
Balance, March 31	$3,761	$1,137
(1) Related to ceded losses recoverable on the 2016 QSR Transaction. To date, ceded losses have been immaterial. See Item 1, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 5, Reinsurance" for additional information.
(2) Related to defaults occurring in the current year.
(3) Related to defaults occurring in prior years.
The "claims incurred" section of the table above shows claims and claim expenses incurred on default notices received in the current year and in prior years. The amount of claims incurred relating to default notices received in the current year represents the estimated amount to be ultimately paid on such default notices. The decreases during the periods presented in reserves held for prior year defaults are generally the result of ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we learn additional information about individual defaults and claims.
The following table provides a reconciliation of the beginning and ending count of loans in default.

	For the three months ended
	March 31, 2017	March 31, 2016
Beginning default inventory	179	36
Plus: new defaults	124	39
Less: cures	(92)	(20)
Less: claims paid	(4)	—
Ending default inventory	207	55

The increase in the number of defaults at March 31, 2017 compared to March 31, 2016 was primarily due to an increase in the number of policies in force and expected loss development of our earliest book years.
The following table provides details of our claims paid for the three months ended March 31, 2017 and March 31, 2016.

	For the three months ended
	March 31, 2017	March 31, 2016
	($ Values In Thousands)
Number of claims paid	4	—
Total amount paid for claims	$142	$—
Average amount paid per claim	$35	$—
Severity(1)	88%	—%
(1)Severity represents the total amount of claims paid divided by the related RIF on the loan at the time it goes to claim.

The increase in the number of claims paid for the three months ended March 31, 2017 compared to the same period ended March 31, 2016 is in line with our expectation of loss development in our earliest book years. We believe our severity is below expectations as the result of appreciating home prices in recent years.

Average reserve per default:	As of March 31, 2017	As of March 31, 2016
	(In Thousands)
Case (1)	$16	$19
IBNR	2	2
Total	$18	$21
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
By April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. We certified to the GSEs by April 15, 2017 that NMIC fully complied with the PMIERs as of December 31, 2016. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of its failure to meet one or more of the PMIERs requirements. We continuously monitor our compliance with the PMIERs.
The following table provides a comparison of the PMIERs financial requirements as reported by NMIC.

	As of
	March 31, 2017	March 31, 2016
		(In thousands)
Available Assets	$466,982	$434,138
Net Risk-Based Required Assets	398,859	302,852

Asset charge % (1)	6.14%	6.12%
(1)Asset charge represents the risk-based required asset amount divided by the outstanding RIF on performing primary loans.
Capital Position of Our Insurance Subsidiaries and Financial Strength Ratings
In addition to GSE-imposed capital requirements, NMIC is also subject to state regulatory minimum capital requirements based on its insured RIF. While formulations of this minimum capital may vary in each jurisdiction, the most common measure allows for a maximum permitted risk-to-capital (RTC) ratio of 25:1.
As of March 31, 2017, NMIC's primary RIF, net of reinsurance, was approximately $6.3 billion, representing insurance on a total of 145,632 policies in force. NMIC ceded 100% of its pool RIF pursuant to the 2016 QSR Transaction. Based on NMIC's total statutory surplus of $482.3 million as of March 31, 2017, NMIC's RTC ratio was 13.1:1. Re One had total statutory capital of $33.4 million as of March 31, 2017, with a RTC ratio of .5:1. We plan to contribute capital or to cede risk as needed to maintain compliance with state capital requirements.
In August 2016, S&P affirmed its "BBB-" financial strength and long-term counter-party credit ratings for NMIC. In July 2015, S&P assigned its "BB-" long-term counter-party credit rating to NMIH.  S&P's outlook for both companies is "stable." In March 2017, Moody's Investors Service (Moody's) updated its financial strength rating from "Ba2" to "Ba1" for NMIC. Also at that time, Moody's updated its B2 rating to a B1 rating to the recently amended $150 million Term Loan held by NMIH. Moody's outlook for both companies is "stable."
Competition
The MI industry is highly competitive and currently consists of six private mortgage insurers, including NMIC, as well as governmental agencies like the FHA and the VA.
MI companies compete based on service, customer relationships, underwriting and other factors, including price (particularly with respect to single premium LPMI). Following industry-wide pricing changes in the first half of 2016, largely in response to higher capital requirements imposed by the PMIERs, pricing in the industry has generally stabilized. We expect the MI market to remain competitive, with pressure for industry participants to grow or maintain their market share.  Our competitors' respective shares of the private MI market for the quarter ended December 31, 2016 ranged from 12% to a high of approximately 19%.
Competition with FHA
Although there has been broad policy consensus toward the need for private capital to play a larger role and government credit risk to be reduced in the U.S. housing finance system, it remains difficult to predict whether the combined market share of governmental agencies such as the FHA and VA will recede to historical levels. In 2015, the FHA reduced some of its single-family annual mortgage insurance premiums, which had the effect of maintaining the FHA's elevated market share and continuing the increased role of government in the mortgage insurance market. In January 2017, the FHA announced further reductions to its annual premiums; however, before such reductions could take effect, the FHA announced that the cuts were suspended indefinitely. To date, the impact from the FHA's 2015 premium reduction has not had a significant impact on our continued growth in the market. We believe our pricing continues to be more attractive than the FHA's current pricing for a substantial majority of borrowers with credit and loan characteristics similar to those whose loans we insure. With the new Presidential administration, it remains uncertain whether FHA will ultimately adopt the suspended reductions or otherwise reduce its mortgage insurance premiums again, or eliminate the non-cancelability of premiums, or whether Congress will continue to consider legislation to reform the FHA. There are factors beyond premium rate that influence a lender's decision to choose private MI over FHA insurance, including among others, the FHA's loan eligibility requirements, cancelability, loan size limits and the relative ease of use of private MI products compared to FHA products.

Consolidated Results of Operations

Consolidated statements of operations	Three months ended
	March 31, 2017	March 31, 2016
Revenues	(In Thousands)
Net premiums earned	$33,225	$19,807
Net investment income	3,807	3,231
Net realized investment losses	(58)	(885)
Other revenues	80	32
Total revenues	37,054	22,185
Expenses
Insurance claims and claims expenses	635	458
Underwriting and operating expenses	25,989	22,672
Total expenses	26,624	23,130
Other (expense) income
(Loss) gain from change in fair value of warrant liability	(196)	670
Interest expense	(3,494)	(3,632)
Income (loss) before income taxes	6,740	(3,907)
Income tax expense	1,248	—
Net income (loss)	$5,492	$(3,907)

Loss ratio(1)	2%	2%
Expense ratio(2)	78%	114%
Combined ratio	80%	117%
(1) Loss ratio is calculated by dividing the provision for insurance claims and claims expenses by net premiums earned.
(2) Expense ratio is calculated by dividing other underwriting and operating expenses by net premiums earned.

Revenues
For the three months ended March 31, 2017, we had net premiums earned of $33.2 million, compared to net premiums earned of $19.8 million for the three months ended March 31, 2016. The principal drivers of the increases in premiums earned for the three months ended March 31, 2017 were the continued growth of our NIW and IIF, primarily related to our monthly products, and the significant development of our customer base, including higher allocations of business to us from existing customers, slightly offset by ceded premiums earned related to the 2016 QSR Transaction. As expected, earnings from cancellations of single premium policies decreased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due to the recent rise in interest rates and the related lower incidence of refinance transactions.
Net investment income was higher for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, as a result of an increase in the size of our consolidated securities portfolio.

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
Insurance claims and claims expenses increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, as a result of an increase in our NODs, primarily due to an increase in the number of policies-in-force year-over-year and expected loss development of our earliest book years.
Employee compensation represents the majority of our operating expense, which includes both cash and share-based compensation. Our underwriting and operating expenses grew primarily as the result of hiring new employees and expanding our operations and sales activities. Our headcount, consistent with our plan, grew from 253 as of March 31, 2016 to 289 as of March 31, 2017. In the first quarter, we also incurred $1.6 million related to the 2017 XOL Transaction and the amendment to the Credit Agreement. Underwriting and operating expenses also include costs related to policy acquisition, technology, professional services and facilities.
We incurred interest expense of $3.5 million for the three months ended March 31, 2017, compared to interest expense of $3.6 million for the three months ended March 31, 2016 related to the Term Loan entered into during the fourth quarter of 2015. We expect interest costs to decline in the future by $275 thousand per quarter, as we amended our Credit Agreement in the first quarter of 2017 to, among other things, reduce the interest rate. See Item 1, "Financial Statements and Supplementary Data - Notes to Condensed Consolidated Financial Statements - Note 4. Term Loan."
Net Income
We recognized net income of $5.5 million for the three months ended March 31, 2017 compared to a net loss of $3.9 million for the three months ended March 31, 2016. The primary driver of the profitable quarter ended March 31, 2017, compared to the quarter ended March 31, 2016, was the significant increase in premiums earned from growth of our IIF, slightly offset by personnel and external costs.

Consolidated balance sheets	March 31, 2017	December 31, 2016 (1)
	(In Thousands)
Total investment portfolio	$658,640	$628,969
Cash and cash equivalents	12,543	47,746
Premiums receivable	15,566	13,728
Deferred policy acquisition costs, net	32,165	30,109
Software and equipment, net	21,168	20,402
Prepaid reinsurance premiums	38,348	37,921
Deferred tax asset, net	50,529	51,434
Other assets	11,204	9,588
Total assets	$840,162	$839,897
Term loan	$144,010	$144,353
Unearned premiums	154,711	152,906
Accounts payable and accrued expenses	14,175	25,297
Reserve for insurance claims and claims expenses	3,761	3,001
Reinsurance funds withheld	31,243	30,633
Deferred ceding commission	4,790	4,831
Warrant liability	3,563	3,367
Total liabilities	356,254	364,388
Total shareholders' equity	483,909	475,509
Total liabilities and shareholders' equity	$840,162	$839,897
(1) The 2016 prior period balance sheet has been revised. See Item 1, "Financial Statements and Supplementary Data - Notes to Condensed Consolidated Financial Statements -Note 1, Organization and Basis of Presentation, Immaterial Correction of Prior Period Amounts" for further details.

As of March 31, 2017, we had approximately $671.2 million in cash and investments, including $59.0 million held at NMIH. The decrease in cash and investments from year-end 2016 relates directly to the lower volume of single premiums collected in 2017, as well as the payment of accrued expenses from year-end 2016.
Our cumulative net deferred policy acquisition costs were $32.2 million as of March 31, 2017, compared to $30.1 million at December 31, 2016. The increase was driven by the deferrable costs associated with premiums written during the three months ended March 31, 2017 of $34.6 million.
Our prepaid reinsurance balance was $38.3 million as of March 31, 2017, which reflects the ceded unearned premium balance related to the 2016 QSR Transaction.
The growth in our unearned premium balance slowed in the first quarter, increasing $1.8 million from December 31, 2016, as the amount of single premium policies written declined. The balance also decreased as a result of cancellations of lender paid single premium policies and earnings of existing unearned premiums in accordance with the expiration of risk in the related policies.
Our accounts payable and accrued expenses decreased to $14.2 million as of March 31, 2017, from $25.3 million at December 31, 2016. The decrease reflects the payment during the quarter of accrued liabilities at year-end, offset by accruals for liabilities related to increased headcount, accrued premium taxes, and an increase in IT projects and expenses from December 31, 2016.
Reinsurance funds withheld was $31.2 million as of March 31, 2017, representing reinsurance premiums payable, offset by our profit and ceding commission receivables related to the 2016 QSR Transaction.

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the three months ended March 31,
	2017	2016
Net cash (used in) provided by:	(In Thousands)
Operating activities	$(2,089)	$735
Investing activities	(31,258)	15,784
Financing activities	(1,856)	(534)
Net (decrease) increase in cash and cash equivalents	$(35,203)	$15,985
Net cash used in operating activities was $2.1 million for the three months ended March 31, 2017, compared to cash provided of $0.7 million in the same period in 2016. The decrease in cash flow from operating activities for the three months ended March 31, 2017 compared to the same period ended March 31, 2016 was the result of lower single premiums written, as well as a decrease in accruals from year-end 2016.
Cash used in investing activities for the three months ended March 31, 2017 was $31.3 million, compared to cash provided by investing activities of $15.8 million for the three months ended March 31, 2016, primarily due to the purchase of fixed and short-term maturities during the first quarter of 2017.
The increase in cash used in financing activities for the three months ended March 31, 2017 compared to the same period ended March 31, 2016 was primarily due to an increase in taxes paid related to the net share settlement of equity awards period over period.
Holding Company Liquidity and Capital Resources
NMIH serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. NMIH's principal liquidity demands include funds for: (i) payment of certain corporate expenses and reimbursable expenses of its insurance subsidiaries; (ii) capital support for its subsidiaries; (iii) potential tax payments to the Internal Revenue Service (IRS); (iv) the payment of principal and interest related to the Term Loan; and (v) the payment of dividends, if any, on its common stock. NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as NMIH, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation's capital surplus or (subject to certain limitations) recent net profits. As of March 31, 2017, NMIH's shareholders' equity was approximately $484 million.
As of March 31, 2017, NMIH had $59 million of cash and investments. NMIH's principal source of operating cash is investment income and in the future could include dividends from NMIC, if available and permitted under law and by the GSEs.
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
NMIH has entered into expense-sharing agreements with its subsidiaries which have been approved by the Wisconsin OCI, but such approval may be changed or revoked at any time. With Wisconsin OCI's approval, NMIH began allocating the interest expense on its Term Loan to NMIC in the first quarter of 2017, consistent with the benefits NMIC received from the loan proceeds. NMIC's ability to pay dividends to NMIH is subject to insurance department notice or approval. In general, dividends in excess of prescribed limits are deemed "extraordinary" and require insurance regulatory approval. Since inception, NMIC has not paid any dividends to NMIH. As NMIC had a statutory net loss for the year ended December 31, 2016, NMIC cannot pay any dividends to NMIH through December 31, 2017 without the prior approval of the Wisconsin OCI. Certain other states in which NMIC is licensed also have statutes or regulations that restrict its ability to pay dividends.
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

In 2015, NMIH entered into the Credit Agreement for the Term Loan to support the continued growth of its IIF. On February 10, 2017, NMIH amended the Credit Agreement, (the Amendment) to reduce the interest rate and extend the maturity date from November 10, 2018 to November 10, 2019. The Credit Agreement contains various restrictive covenants and required financial ratios and tests (which were not modified by the Amendment) that we are required to meet or maintain. These covenants include, but are not limited to the following: a maximum debt-to-total capitalization ratio (as defined) of 35%, maximum RTC ratio of 22.0:1.0, liquidity (as defined) of $33.4 million as of March 31, 2017, compliance with PMIERs financial requirements (subject to any GSE-approved waivers), and minimum equity requirements. The Term Loan bears interest at the Eurodollar Rate, with a floor of 1%, plus 6.75% (an all-in rate of 8.0% as of March 31, 2017), payable quarterly. The Company recorded $3.5 million of interest expense for the three months ended March 31, 2017.
Consolidated Investment Portfolio
Our net investment income for the three months ended March 31, 2017 was $3.8 million, compared to $3.2 million for the three months ended March 31, 2016. As of March 31, 2017, our portfolio conforms with our investment guidelines. The principal factors affecting our investment income include the size and credit rating of our portfolio and its net yield. As measured by amortized cost (which excludes changes in fair market value, such as those resulting from changes in interest rates), the size of our investment portfolio is mainly a function of capital raised, cash generated from operations, such as net premiums received, and investment earnings.
The pre-tax book yield on our portfolio as of March 31, 2017 was 2.3%, excluding unrealized gains and losses. The book yield is calculated on our year-to-date net investment income over our average portfolio book value as of March 31, 2017. We believe that the yield on our investment portfolio likely will change over time based on potential changes to the interest rate environment, the duration or mix of our investment portfolio or other factors.
The sectors of our investment portfolio, including cash and cash equivalents appear in the table below:

Percentage of portfolio's fair value		March 31, 2017	December 31, 2016
1.	Corporate debt securities	54%	52%
2.	U.S. treasury securities and obligations of U.S. government agencies	10	9
3.	Asset-backed securities	16	17
4.	Cash, cash equivalents, and short-term investments	10	16
5.	Municipal debt securities	10	6
	Total	100%	100%
The ratings of our investment portfolio were:

Investment portfolio ratings	March 31, 2017	December 31, 2016
AAA	19%	24%
AA	23	19
A	45	44
BBB	13	13
Total	100%	100%
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
Our provision for income taxes for the interim reporting periods are based on an estimated annual effective tax rate for the year ending December 31, 2017. Our effective tax rate on our pre-tax income was 18.5% for the three months ended March 31, 2017, compared to 0.0% for the comparable 2016 period. The increase in the effective tax rate for the three months ended March 31, 2017 against the comparable 2016 period was attributable to the elimination of tax benefits in the comparable 2016 period due to the recognition of a full valuation allowance which was recorded to reflect the amount of the deferred taxes that may not be realized. The difference between our statutory tax rate and our effective tax rate for the three months ended March 31, 2017 was due to a discrete tax benefit associated with excess tax benefits for restricted stock units that were recognized during the period as a result of the adoption of ASU 2016-09 in the quarter. We expect our effective tax rate to return to approximately the statutory tax rate for the year ending December 31, 2017.
Other Items
Off-Balance Sheet Arrangements and Contractual Obligations
We had no off-balance sheet arrangements as of March 31, 2017. There are no material changes outside the ordinary course of business in the contractual obligations specified in our 2016 10-K.
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
We believe that the assumptions and estimates associated with revenue recognition, fair value measurements, our investment portfolio, deferred policy acquisition costs, premium deficiency reserves, income taxes, reserves for insurance claims and claims expenses, warrants and share-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2016 10-K.

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
The carrying value of our investment portfolio as of March 31, 2017 and December 31, 2016 was $659 million and $629 million, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of March 31, 2017, the duration of our fixed income portfolio, including cash and cash equivalents, was 0.56 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 0.56% in fair value of our fixed income portfolio.  Excluding cash, our fixed income portfolio duration was 1.15 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 1.15% in fair value of our fixed income portfolio.
We are also subject to market risk related to our Term Loan. As discussed in Item 1, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 4, Term Loan," the Term Loan bears interest at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on our outstanding principal.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, including our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2017, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective, due to the existence of a material weakness in the design and operating effectiveness of an internal control related to reconciliation support used to validate our deferred tax inventory. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis. As described in Item 1, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 1, Organization and Basis of Presentation - Immaterial Correction of Prior Period Amounts," above, we detected a $1.8 million error in the deferred tax balance that was immaterial to the 2016 financial statements. Notwithstanding the material weakness identified, our management has concluded that the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented. In addition, there were no material errors in our financial results or balances identified as a result of this control deficiency, and accordingly, amendment of our 2016 Form 10-K is not required.
We are enhancing existing controls and designing and implementing new controls applicable to our deferred tax accounting, including those related to stock compensation, to ensure that our deferred tax asset is accurately calculated and appropriately reflected in our financial statements and reports we file with the SEC. We believe these actions are sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting; however, there can be no guarantee that such remediation will be sufficient. We will continue to monitor the effectiveness of our controls and will make any further changes management determines appropriate.
Internal Control Over Financial Reporting
Other than noted above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item 1A of our 2016 10-K. As of the date of this report, we are not aware of any material changes in our risk factors from the risk factors disclosed in our 2016 10-K. You should carefully consider the risks and uncertainties described herein and in our 2016 10-K, which have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The risks described herein and in our 2016 10-K are not the only risks we face, as there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial which may in the future adversely affect our business, financial condition and/or operating results.
Item 6. Exhibits
An index to exhibits has been filed as part of this report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
May 4, 2017	By: /s/ Glenn M. Farrell
Name: Glenn M. Farrell Title: Chief Accounting Officer and Duly Authorized Signatory

EXHIBIT INDEX

Exhibit Number	Description

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
10.2 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Restricted Stock Unit Award Agreement for Chief Executive Officer and Chief Financial Officer (incorporated herein by reference to Exhibit 10.2 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.3 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Restricted Stock Unit Award Agreement for Management (incorporated herein by reference to Exhibit 10.3 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.4 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Restricted Stock Unit Award Agreement for Directors (incorporated herein by reference to Exhibit 10.4 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.5 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement for Chief Executive Officer and Chief Financial Officer (incorporated herein by reference to Exhibit 10.5 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.6 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement for Management (incorporated herein by reference to Exhibit 10.6 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.7 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement for Directors (incorporated herein by reference to Exhibit 10.7 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.8 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement for Chief Executive Officer and Chief Financial Officer (incorporated herein by reference to Exhibit 10.8 to our Form 10-K, filed on February 17, 2017)

10.9 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement for Employees (incorporated herein by reference to Exhibit 10.9 to our Form 10-K, filed on February 17, 2017)

10.10 ~
Amended and Restated Employment Agreement by and between NMI Holdings, Inc. and Bradley M. Shuster, dated December 23, 2015 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 29, 2015)

i

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
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Independent Directors (incorporated herein by reference to Exhibit 10.20 to our Form 10-K, filed on February 20, 2015)

10.23 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement for Chief Executive Officer and President (incorporated herein by reference to Exhibit 10.21 to our Form 10-K, filed on February 20, 2015)

10.24 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement for Employees (incorporated herein by reference to Exhibit 10.22 to our Form 10-K, filed on February 20, 2015)

10.25 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Phantom Unit Award Agreement for Independent Directors (incorporated herein by reference to Exhibit 10.21 to our Form 10-Q, filed on August 5, 2015)

10.26 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Agreement for Chief Executive Officer (incorporated herein by reference to Exhibit 10.26 to our Form 10-K, filed on February 17, 2017)

10.27 ~	NMI Holdings, Inc. Severance Benefit Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 17, 2016)
10.28~	Change in Control Severance Benefit Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 23, 2017)
10.29~	Clawback Policy (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on February 23, 2017)
21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q filed on October 30, 2015)
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ii

101 *
The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016
(ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016
     (iii) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2017 and the year ended December 31, 2016
(iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and
(v) Notes to Consolidated Financial Statements.

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