Form 10-Q
period 2017-06-30
NMI Holdings, Inc.
filed 2017-08-01
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-36174
NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	45-4914248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Powell Street, Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

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
YES ☐ NO ☒

The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on July 28, 2017 was 59,862,199 shares.

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

•	our ability to remain an eligible mortgage insurer under the private mortgage insurer eligibility requirements (PMIERs) and other requirements imposed by the GSEs, which they may change at any time;

•	retention of our existing certificates of authority in each state and the District of Columbia (D.C.) and our ability to remain a mortgage insurer in good standing in each state and D.C.;

•	our future profitability, liquidity and capital resources;

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

PART I

Item 1. Financial Statements

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2017	December 31, 2016
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $669,363 and $630,688 as of June 30, 2017 and December 31, 2016, respectively)	$673,695	$628,969
Cash and cash equivalents	20,035	47,746
Premiums receivable	17,795	13,728
Accrued investment income	3,867	3,421
Prepaid expenses	2,072	1,991
Deferred policy acquisition costs, net	34,206	30,109
Software and equipment, net	21,530	20,402
Intangible assets and goodwill	3,634	3,634
Prepaid reinsurance premiums	38,919	37,921
Deferred tax asset, net	45,771	51,434
Other assets	1,471	542
Total assets	$862,995	$839,897

Liabilities
Term loan	$143,990	$144,353
Unearned premiums	157,152	152,906
Accounts payable and accrued expenses	21,349	25,297
Reserve for insurance claims and claim expenses	5,048	3,001
Reinsurance funds withheld	32,042	30,633
Deferred ceding commission	4,830	4,831
Warrant liability, at fair value	3,544	3,367
Total liabilities	367,955	364,388
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 59,858,418 and 59,145,161 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively (250,000,000 shares authorized)	598	591
Additional paid-in capital	580,499	576,927
Accumulated other comprehensive loss, net of tax	(1,354)	(5,287)
Accumulated deficit	(84,703)	(96,722)
Total shareholders' equity	495,040	475,509
Total liabilities and shareholders' equity	$862,995	$839,897
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Revenues	(In Thousands, except for share data)
Net premiums earned	$37,917	$26,041	$71,142	$45,848
Net investment income	3,908	3,342	7,715	6,573
Net realized investment gains (losses)	188	61	130	(824)
Other revenues	185	37	265	69
Total revenues	42,198	29,481	79,252	51,666
Expenses
Insurance claims and claims expenses	1,373	470	2,008	928
Underwriting and operating expenses	28,048	23,234	54,037	45,906
Total expenses	29,421	23,704	56,045	46,834
Other (expense) income
Gain (loss) from change in fair value of warrant liability	19	(59)	(177)	611
Interest expense	(3,300)	(3,707)	(6,794)	(7,339)
Total other expense	(3,281)	(3,766)	(6,971)	(6,728)

Income (loss) before income taxes	9,496	2,011	16,236	(1,896)
Income tax expense	3,484	—	4,732	—
Net income (loss)	$6,012	$2,011	$11,504	$(1,896)

Earnings (loss) per share
Basic	$0.10	$0.03	$0.19	$(0.03)
Diluted	$0.10	$0.03	$0.18	$(0.03)

Weighted average common shares outstanding
Basic	59,823,396	59,105,613	59,576,747	59,005,983
Diluted	63,010,362	59,830,899	62,688,563	59,005,983

Net income (loss)	$6,012	$2,011	$11,504	$(1,896)
Other comprehensive income, net of tax:
Net unrealized gains in accumulated other comprehensive income, net of tax expense of $1,388 and $0 for the three months ended June 30, 2017 and 2016, respectively, and $2,073 and $0 for the six months ended June 30,2017 and 2016	2,822	8,670	4,017	17,771
Reclassification adjustment for losses (gains) included in net income, net of tax expense of $66 and $0 for the three months ended June 30, 2017 and 2016, respectively, and $45 and $0 for the six months ended June 30,2017 and 2016	(122)	(61)	(84)	824
Other comprehensive income, net of tax	2,700	8,609	3,933	18,595
Comprehensive income	$8,712	$10,620	$15,437	$16,699
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
	(In Thousands)
Balances, January 1, 2016	58,808	$588	$570,340	$(7,474)	$(160,723)	$402,731
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	337	3	(227)	—	—	(224)
Share-based compensation expense	—	—	6,814	—	—	6,814
Change in unrealized investment gains/losses, net of tax expense of $1,178	—	—	—	2,187	—	2,187
Net income	—	—	—	—	64,001	64,001
Balances, December 31, 2016	59,145	$591	$576,927	$(5,287)	$(96,722)	$475,509
Cumulative effect of change in accounting principle	—	—	388	—	515	903
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	713	7	(1,035)	—	—	(1,028)
Share-based compensation expense	—	—	4,219	—	—	4,219
Change in unrealized investment gains/losses, net of tax expense of $2,118	—	—	—	3,933	—	3,933
Net income	—	—	—	—	11,504	11,504
Balances, June 30, 2017	59,858	$598	$580,499	$(1,354)	$(84,703)	$495,040

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2017	2016
Cash flows from operating activities	(In Thousands)
Net income (loss)	$11,504	$(1,896)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net realized investment losses	(130)	824
Loss (gain) from change in fair value of warrant liability	177	(611)
Depreciation and amortization	3,119	2,295
Net amortization of premium on investment securities	772	649
Amortization of debt discount and debt issuance costs	757	918
Share-based compensation expense	4,219	3,156
Deferred income taxes	4,449	—
Changes in operating assets and liabilities:
Accrued investment income	(445)	(195)
Premiums receivable	(4,067)	(3,725)
Prepaid expenses	(81)	(382)
Deferred policy acquisition costs, net	(4,097)	(7,598)
Other assets	(929)	5
Unearned premiums	4,246	41,143
Reserve for insurance claims and claims expenses	2,047	796
Reinsurance balances, net	409	—
Accounts payable and accrued expenses	(7,358)	(7,817)
Net cash provided by operating activities	14,592	27,562
Cash flows from investing activities
Purchase of short-term investments	(78,564)	(80,674)
Purchase of fixed-maturity investments, available-for-sale	(116,991)	(93,974)
Proceeds from maturity of short-term investments	94,677	56,758
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	65,587	86,930
Additions to software and equipment	(4,863)	(6,182)
Net cash used in by investing activities	(40,154)	(37,142)
Cash flows from financing activities
Proceeds from issuance of common stock related to employee equity plans	2,614	504
Taxes paid related to net share settlement of equity awards	(3,643)	(664)
Repayments of term loan	(750)	(750)
Payments of debt modification costs	(370)	—
Net cash used in financing activities	(2,149)	(910)

Net decrease in cash and cash equivalents	(27,711)	(10,490)
Cash and cash equivalents, beginning of period	47,746	57,317
Cash and cash equivalents, end of period	$20,035	$46,827

Supplemental disclosures of cash flow information
Interest paid	$7,292	$6,431
Income taxes paid	585	—
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
Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs (DAC). DAC is reviewed periodically to determine that it does not exceed recoverable amounts and is adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We estimate the rate of amortization to reflect actual experience and any changes to persistency or loss development. For each book year of business, these costs are amortized to expense in proportion to estimated gross profits over the estimated life of the policies. Total amortization of DAC, net of a portion of ceding commission related to the 2016 QSR Transaction (see Note 5, "Reinsurance"), was $1.3 million for each of the three months ended June 30, 2017 and 2016, and $2.3 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively.
Premium Deficiency Reserves
We consider whether a premium deficiency exists at each fiscal quarter using best estimate assumptions as of the testing date. Per ASC 944, a premium deficiency reserve shall be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. We have determined that no premium deficiency reserves were necessary for the three and six months ended June 30, 2017 or 2016.
Reinsurance
We account for premiums, losses and loss expenses that are ceded to reinsurers on bases consistent with those we use to account for the original policies we issue and pursuant to the terms of our reinsurance contracts. We account for premiums ceded or otherwise paid to reinsurers as reductions to premium revenue.
We earn profit and ceding commissions in connection with our 2016 QSR Transaction (see Note 5, "Reinsurance"). Profit commissions represent a percentage of the profits recognized by reinsurers that are returned to us, based on the level of losses we cede. We recognize any profit commissions we earn as increases to premium revenue. Ceding commissions are calculated as a percentage of ceded written premiums, which are intended to cover our costs to acquire and service the direct policies. We earn the ceding commissions in a manner consistent with our recognition of earnings on the underlying insurance policies, over the terms of the policies reinsured. We account for ceding commissions as reductions to underwriting and operating expenses.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We cede a portion of loss reserves, paid losses and loss expenses to our reinsurers, which are accounted for as reinsurance recoverables on the consolidated balance sheets and as reductions to loss expense on the consolidated statements of operations. We remain directly liable for all loss payments in the event we are unable to collect from any reinsurer.
Variable interest entity
In May 2017, NMIC entered into a reinsurance agreement with Oaktown Re Ltd. (Oaktown Re), a Bermuda-domiciled special purpose reinsurer. We have determined that Oaktown Re is a variable interest entity (VIE), as defined under GAAP (ASC 810), because it does not have sufficient equity at risk to finance its activities. We have evaluated the VIE to determine whether NMIC is its primary beneficiary and, if so, whether we would be required to consolidate the assets and liabilities of the VIE. The primary beneficiary of a VIE is an enterprise that (1) has the power to direct the activities of the VIE, which most significantly impact its economic performance and (2) has significant economic exposure to the VIE; i.e., the obligation to absorb losses or receive benefits that could potentially be significant. The determination of whether an entity is the primary beneficiary of a VIE is complex and requires management judgment regarding determinative factors, including the expected results of the VIE and how those results are absorbed by beneficial interest holders, as well as which party has the power to direct activities that most significantly impact the performance of the VIE.
We have concluded that we are not the primary beneficiary of Oaktown Re and that consolidation is not required, as we do not have significant economic exposure in the entity.
See Note 5, "Reinsurance" for further discussion on the reinsurance arrangement.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires that businesses recognize rights and obligations associated with certain leases as assets and liabilities on the balance sheet.The standard also requires additional disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. For public business entities, this update is effective for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption is permitted in any period. We expect to adopt this guidance on January 1, 2019. We anticipate this standard will have an impact on our financial position, primarily due to our office space operating lease, as we will be required to recognize lease assets and lease liabilities on our consolidated balance sheet. We will continue to assess the potential impacts of this standard, including the impact the adoption of this guidance will have on our results of operations or cash flows.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update is intended to simplify the test for goodwill impairment. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, after December 15, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has determined that the adoption of this ASU will have no impact on the consolidated financial statements.
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
                In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). This update is intended to simplify the accounting for certain financial instruments with down round features. This standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact the adoption of this ASU will have, if any, on the consolidated financial statements.
Immaterial Correction of Prior Period Amounts
During the first quarter of 2017, after filing its 2016 10-K, including the audited financial statements included therein, the Company discovered that $1.8 million of deferred taxes on vested options associated with employees who had terminated employment in previous years had not been reversed. Because the Company’s deferred tax asset (DTA) was subject to a valuation allowance prior to December 31, 2016, no expense would have been recognized by the Company in periods prior to December 31, 2016. However, at December 31, 2016, when the Company released the valuation allowance against its DTA, the DTA was overstated by $1.8 million. The release of the valuation allowance resulted in a $1.8 million overstatement of the Company’s 2016 income tax benefit and net income.
In order to provide consistency in the consolidated statements and as permitted by Staff Accounting Bulletin (SAB) 108, revisions for these immaterial amounts to previously reported annual amounts are reflected in the Consolidated Balance Sheet financial information herein and will be reflected in the Consolidated Statement of Operations in future filings containing such financial information as permitted by SAB 108. A comparison of the affected amounts as previously reported and as adjusted are presented below.

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
As the guidance is effective for annual and interim reporting periods beginning after December 15, 2016, the Company adopted the new guidance in the first quarter of 2017. This required us to reflect any adjustments as of January 1, 2017, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes in the consolidated statements of operations. Additionally, our consolidated statements of cash flows now present excess tax benefits as an operating activity on a prospective basis. Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The net cumulative effect of this change was recognized as a $0.5 million reduction to the accumulated deficit as of January 1, 2017.
2. Investments
We have designated our investment portfolio as available-for-sale and report it at fair value. The related unrealized gains and losses are, after considering the related tax expense or benefit, recognized through comprehensive income and loss, and on an accumulated basis in shareholders' equity. Net realized investment gains and losses are reported in income based upon specific identification of securities sold.
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of June 30, 2017	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$65,679	$31	$(657)	$65,053
Municipal debt securities	79,154	839	(371)	79,622
Corporate debt securities	375,817	4,729	(1,355)	379,191
Asset-backed securities	103,242	1,147	(141)	104,248
Total bonds	623,892	6,746	(2,524)	628,114
Short-term investments	45,471	110	—	45,581
Total investments	$669,363	$6,856	$(2,524)	$673,695

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2016	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$64,135	$6	$(962)	$63,179
Municipal debt securities	40,801	131	(663)	40,269
Corporate debt securities	349,712	1,722	(2,356)	349,078
Asset-backed securities	114,456	765	(560)	114,661
Total bonds	569,104	2,624	(4,541)	567,187
Short-term investments	61,584	198	—	61,782
Total investments	$630,688	$2,822	$(4,541)	$628,969
As of June 30, 2017 and December 31, 2016, there were approximately $7.0 million of cash and investments in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair values of available-for -sale securities as of June 30, 2017 and December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of June 30, 2017	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$124,108	$124,153
Due after one through five years	134,052	135,215
Due after five through ten years	297,453	299,591
Due after ten years	10,508	10,488
Asset-backed securities	103,242	104,248
Total investments	$669,363	$673,695

As of December 31, 2016	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$94,382	$94,584
Due after one through five years	173,296	173,251
Due after five through ten years	242,005	240,060
Due after ten years	6,549	6,413
Asset-backed securities	114,456	114,661
Total investments	$630,688	$628,969
Aging of Unrealized Losses
As of June 30, 2017, the investment portfolio had gross unrealized losses of $2.5 million, $0.4 million of which has been in an unrealized loss position for a period of 12 months or greater. We did not consider these securities to be other-than-temporarily impaired as of June 30, 2017. We based our conclusion that these investments were not other-than-temporarily impaired as of June 30, 2017 on the following facts: (i) the unrealized losses were primarily caused by interest rate movements since the purchase date; (ii) we do not intend to sell these investments; and (iii) we do not believe that it is more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may not occur until maturity. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of June 30, 2017		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	34	$53,299	$(645)	3	$4,738	$(12)	37	$58,037	$(657)
Municipal debt securities	14	26,390	(353)	1	1,732	(18)	15	28,122	(371)
Corporate debt securities	49	105,388	(1,066)	5	7,916	(289)	54	113,304	(1,355)
Asset-backed securities	12	20,319	(108)	4	4,395	(33)	16	24,714	(141)
Total	109	$205,396	$(2,172)	13	$18,781	$(352)	122	$224,177	$(2,524)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2016		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	33	$51,093	$(962)	—	$—	$—	33	$51,093	$(962)
Municipal debt securities	14	28,659	(617)	1	1,704	(46)	15	30,363	(663)
Corporate debt securities	77	135,115	(1,955)	8	13,873	(401)	85	148,988	(2,356)
Asset-backed securities	30	38,702	(510)	6	2,472	(50)	36	41,174	(560)
Total	154	$253,569	$(4,044)	15	$18,049	$(497)	169	$271,618	$(4,541)
The following table presents the components of net investment income:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Investment income	$4,099	$3,536	$8,092	$6,945
Investment expenses	(191)	(194)	(377)	(372)
Net investment income	$3,908	$3,342	$7,715	$6,573
The following table presents the components of net realized investment gains (losses):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Gross realized investment gains	$188	$61	$467	$617
Gross realized investment losses	—	—	(337)	(1,441)
Net realized investment gains (losses)	$188	$61	$130	$(824)
Investment Securities - Other-than-Temporary Impairment (OTTI)
For the quarter ended June 30, 2017, we held no other-than-temporarily impaired securities. The impaired security disclosed for the quarter ended March 31, 2017 was liquidated as of June 30, 2017.
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
Level 1 - Fair value measurements based on quoted prices in active markets that we have the ability to access for identical assets or liabilities. Market price data generally is obtained from exchange or dealer markets. We do not adjust the quoted price for such instruments.
Level 2 - Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.
Level 3 - Fair value measurements based on valuation techniques that use significant inputs that are unobservable. Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. The circumstances for using these measurements include those in which there is little, if any, market activity for the asset or liability. Therefore, we must make certain assumptions, which require significant management judgment or estimation about the inputs a hypothetical market participant would use to value that asset or liability.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
Assets classified as Level 1 and Level 2
To determine the fair value of securities available-for-sale in Level 1 and Level 2 of the fair value hierarchy, independent pricing sources have been utilized. One price is provided per security based on observable market data. To ensure securities are appropriately classified in the fair value hierarchy, we review the pricing techniques and methodologies of the independent pricing sources and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. A variety of inputs are utilized by the independent pricing sources including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including data published in market research publications. Inputs may be weighted differently for any security, and not all inputs are used for each security evaluation. Market indicators, industry and economic events are also considered. This information is evaluated using a multidimensional pricing model. Quality controls are performed by the independent pricing sources throughout this process, which include reviewing tolerance reports, trading information and data changes, and directional moves compared to market moves. This model combines all inputs to arrive at a value assigned to each security. We have not made any adjustments to the prices obtained from the independent pricing sources. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the quarter ended June 30, 2017.
Liabilities classified as Level 3
We calculate the fair value of outstanding warrants utilizing level 3 inputs, including a Black-Scholes option-pricing model, in combination with a binomial model, and we value the pricing protection features within the warrants using a Monte-Carlo simulation model. Variables in the model include the risk-free rate of return, dividend yield, expected life and expected volatility of our stock price.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the level within the fair value hierarchy at which the Company’s financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2017	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$60,215	$4,838	$—	$65,053
Municipal debt securities	—	79,622	—	79,622
Corporate debt securities	—	379,191	—	379,191
Asset-backed securities	—	104,248	—	104,248
Cash, cash equivalents and short-term investments	65,616	—	—	65,616
Total assets	$125,831	$567,899	$—	$693,730

Warrant liability	—	—	3,544	3,544
Total liabilities	$—	$—	$3,544	$3,544

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2016	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$50,719	$12,460	$—	$63,179
Municipal debt securities	—	40,269	—	40,269
Corporate debt securities	—	349,078	—	349,078
Asset-backed securities	—	114,661	—	114,661
Cash, cash equivalents and short-term investments	109,528	—	—	109,528
Total assets	$160,247	$516,468	$—	$676,715

Warrant liability	—	—	3,367	3,367
Total liabilities	$—	$—	$3,367	$3,367
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2017 and the year-end December 31, 2016.
The following is a roll-forward of Level 3 liabilities measured at fair value:

	For the six months ended June 30,
Warrant Liability	2017	2016
	(In Thousands)
Balance, January 1	$3,367	$1,467
Change in fair value of warrant liability included in earnings	177	(611)
Balance, June 30	$3,544	$856
We revalue the warrant liability quarterly using a Black-Scholes option-pricing model, in combination with a binomial model, and we value the pricing protection features within the warrants using a Monte-Carlo simulation model. As of June 30, 2017, the assumptions used in the option-pricing model were as follows: a common stock price as of June 30, 2017 of $11.45, risk free

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

interest rate of 1.68%, expected life of 3.75 years, expected volatility of 30.6% and a dividend yield of 0%. The change in fair value is primarily attributable to an increase in the price of our common stock from December 31, 2016 to June 30, 2017.
4. Term Loan
On November 10, 2015, we entered into a credit agreement (the Credit Agreement) to obtain a three-year senior secured term loan (the Term Loan) for $150 million. On February 10, 2017, we entered into an amendment to the Credit Agreement, to extend the maturity date of the Term Loan by one year and reduce the interest rate. Based on our analysis, we concluded the amendment to the Credit Agreement should be treated as a modification. As of June 30, 2017, the Term Loan bears interest at the Eurodollar Rate, as defined in the Credit Agreement and subject to a 1.00% floor, plus an annual margin rate of 6.75% (an all-in rate of 7.87% as of June 30, 2017), payable monthly or quarterly based on our interest rate election. Quarterly principal payments of $375 thousand are also required. The outstanding balance of the Term Loan as of June 30, 2017 was $147.4 million.
Debt issuance costs totaling $4.8 million, including $370 thousand related to the modification and a 1% original issue discount, are being amortized to interest expense, using the effective interest method, over the contractual life of the Term Loan. Effective interest rate for the Term Loan includes interest, amortization of issuance cost and the discount. For the six months ended June 30, 2017, we recorded $6.8 million of interest expense, including amortization of the issuance and modification costs and original issue discount.
We are subject to certain quarterly covenants under the Credit Agreement. These covenants include, but are not limited to the following: a maximum debt-to-total capitalization ratio (as defined therein) of 35%, maximum risk-to-capital (RTC) ratio of 22.0:1.0, minimum liquidity (as defined therein) of $28.6 million as of June 30, 2017, compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and minimum shareholders' equity requirements. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the Credit Agreement, including its covenants and events of default. We were in compliance with all covenants as of June 30, 2017.
Future principal payments due under the Term Loan as of June 30, 2017 are as follows:

As of June 30, 2017	Principal
(In thousands)
2017	$750
2018	1,500
2019	145,125
Total	$147,375

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Reinsurance
We have entered into two third-party reinsurance transactions to actively manage our risk, ensure PMIERs compliance and support the growth of our business. The GSEs and the Wisconsin Office of the Commissioner of Insurance (Wisconsin OCI) approved both transactions (subject to certain conditions and their periodic review of the transactions, including levels of approved capital credit).

The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In Thousands)
Net premiums written
Direct	$46,672	$48,862	$85,916	$86,991
Ceded (1)	(6,886)	—	(11,527)	—
Net premiums written	$39,786	$48,862	$74,389	$86,991

Net premiums earned
Direct	$44,233	$26,041	$81,671	$45,848
Ceded (1)	(6,316)	—	(10,529)	—
Net premiums earned	$37,917	$26,041	$71,142	$45,848
(1) Net of profit commission
Excess-of-loss reinsurance
In May 2017, NMIC entered into a reinsurance agreement with Oaktown Re that provides for up to $211.3 million of aggregate excess-of-loss reinsurance coverage at inception for new delinquencies on an existing portfolio of mortgage insurance policies written from 2013 through December 31, 2016. For the coverage period, NMIC will retain the first layer of $126.8 million of aggregate losses and Oaktown Re will then provide second layer coverage up to the outstanding reinsurance coverage amount. NMIC will then retain losses in excess of the outstanding reinsurance coverage amount. The outstanding reinsurance coverage amount decreases over a ten-year period as the underlying covered mortgages amortize and was $197.2 million as of June 30, 2017. The outstanding reinsurance coverage amount will stop amortizing if certain credit enhancement or delinquency thresholds are triggered.
Oaktown Re financed the coverage by issuing mortgage insurance-linked notes in an aggregate amount of $211.3 million to unaffiliated investors (the Notes). The Notes mature on April 26, 2027. All of the proceeds paid to Oaktown Re from the sale of the Notes were deposited into a reinsurance trust to collateralize and fund the obligations of Oaktown Re to NMIC under the reinsurance agreement. At all times, funds in the reinsurance trust account are required to be invested in high credit quality money market funds.  We refer collectively to NMIC’s reinsurance agreement with Oaktown Re and the issuance of the Notes by Oaktown Re as the 2017 ILN Transaction. Under the terms of the 2017 ILN Transaction, NMIC makes risk premium payments for the applicable outstanding reinsurance coverage amount and pays Oaktown Re for anticipated operating expenses (capped at $300 thousand per year). For the quarter ended June 30, 2017, NMIC paid risk premiums of $1.4 million and did not cede any losses to Oaktown Re.
Under the reinsurance agreement, NMIC holds an optional termination right if certain events occur, including, among others, after the reinsurance coverage amount amortizes to 10% or less of the reinsurance coverage amount at inception or if NMIC reasonably determines that GSE or rating agency asset requirements would cause a material and adverse effect on the capital treatment adopted by NMIC. In addition, there are certain events that will result in mandatory termination of the agreement, including NMIC’s failure to pay premiums or consent to reductions in the trust account to make principal payments to noteholders, among others.
At the time the 2017 ILN Transaction was entered into with Oaktown Re, the Company evaluated the applicability of the accounting guidance that addresses VIEs. As a result of the evaluation of the 2017 ILN Transaction, the Company concluded that Oaktown Re is a VIE. However, given that NMIC does not have significant economic exposure in Oaktown Re, the Company does not consolidate Oaktown Re in its consolidated financial statements.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    Quota share reinsurance
In September 2016, NMIC entered into a quota-share reinsurance transaction with a panel of third-party reinsurers (2016 QSR Transaction). Each of the third-party reinsurers has an insurer financial strength rating of A- or better by Standard and Poor’s Rating Services (S&P), A.M. Best or both.
Under the 2016 QSR Transaction, effective September 1, 2016, NMIC ceded premiums related to:
•25% of existing risk written on eligible policies as of August 31, 2016;

•	100% of existing risk under our pool agreement with Fannie Mae; and

•	25% of risk on eligible policies written from September 1, 2016 through December 31, 2017.
The following table shows the amounts related to the 2016 QSR Transaction:

	For the three months ended	For the six months ended
	June 30, 2017
	(In Thousands)
Ceded risk-in-force	$2,403,027	$2,403,027
Ceded premiums written	(12,034)	(22,326)
Ceded premiums earned	(11,463)	(21,328)
Ceded claims and claims expenses	342	610
Ceding commission written	2,407	4,465
Ceding commission earned	2,275	4,340
Profit commission	6,536	12,187

Ceded premiums written are recorded on the balance sheet as prepaid reinsurance premiums and amortized to ceded premiums earned in a manner consistent with the recognition of income on direct premiums. NMIC receives a 20% ceding commission for premiums ceded pursuant to this transaction. NMIC also receives a profit commission, provided that the loss ratio on the loans covered under the agreement generally remains below 60%, as measured annually. Losses on the ceded risk reduce NMIC's profit commission on a dollar-for-dollar basis.
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. NMIC's reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to our 2016 QSR Transaction was $899 thousand as of June 30, 2017.
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
6. Reserves for Insurance Claims and Claims Expenses
We establish reserves to recognize the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. Our method, consistent with industry practice, is to establish reserves only for loans that have been reported to us as having been in default for at least 60 days. Our reserves also include amounts for estimated claims incurred on loans that have been in default for at least 60 days that have not yet been reported to us by the servicers, often referred to as IBNR. As of June 30, 2017, we had reserves for insurance claims and claims expenses of $5.0 million for 249 primary loans in default. During the first six months of 2017, we paid 12 claims totaling $571 thousand, including one claim covered under the 2016 QSR Transaction.
In 2013, we entered into a pool insurance transaction with Fannie Mae. We only establish reserves for pool risk if we expect claims to exceed the deductible under the pool agreement, which represents the amount of claims absorbed by Fannie Mae before we are obligated to pay any claims. At June 30, 2017, 44 loans in the pool were past due by 60 days or more. These 44 loans represent approximately $2.6 million of risk-in-force (RIF). Due to the size of the remaining deductible of $10.0 million, the low level of

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

notices of default (NODs) reported on loans in the pool through June 30, 2017 and the expected severity (all loans in the pool have loan-to-value ratios (LTVs) under 80%), we have not established any pool reserves for claims or IBNR for the three and six months ended June 30, 2017 and 2016. In connection with the settlement of pool claims, we applied $364 thousand to the pool deductible through June 30, 2017. We have not paid any pool claims to date. 100% of our pool RIF is reinsured under the 2016 QSR Transaction.
The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claims expenses:

	For the six months ended June 30,
	2017	2016
	(In Thousands)
Beginning balance	$3,001	$679
Less reinsurance recoverables (1)	(297)	—
Beginning balance, net of reinsurance recoverables	2,704	679

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	2,331	1,113
Prior years	(323)	(185)
Total claims and claims expenses incurred	2,008	928

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	—
Prior years (3)	563	132
Total claims and claim expenses paid	563	132

Reserve at end of period, net of reinsurance recoverables	4,149	1,475
Add reinsurance recoverables (1)	899	—
Balance, June 30	$5,048	$1,475
(1) Related to ceded losses recoverable on the 2016 QSR Transaction, included in "Other Assets" on the Condensed Consolidated Balance Sheets. See Note 5, "Reinsurance" for additional information.
(2) Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan had defaulted in a prior year and subsequently cured and later re-defaulted in the current year, that default would be included in the current year.
(3) Related to insured loans with defaults occurring in prior years, which have been continuously in default since that time.
The “claims incurred” section of the table above shows claims and claim expenses incurred on NODs received in the current year and in prior years and such amounts include IBNR reserves. The amount of claims incurred relating to NODs received in the current year represents the estimated amount to be ultimately paid if such loans in default result in claims.  We recognized $323 thousand and $185 thousand of favorable prior year development during the six months ended June 30, 2017 and 2016, respectively, due to NOD cures and ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we learn additional information about individual defaults and claims. Reserves of $2.1 million related to prior year defaults remained as of June 30, 2017.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(In Thousands, except for per share data)
Net income (loss)	$6,012	$2,011	$11,504	$(1,896)

Basic earnings (loss) per share	$0.10	$0.03	$0.19	$(0.03)

Basic weighted average shares outstanding	59,823,396	59,105,613	59,576,747	59,005,983
Dilutive effect of non-vested shares	3,186,966	725,286	3,111,816	—
Dilutive weighted average shares outstanding	63,010,362	59,830,899	62,688,563	59,005,983

Diluted earnings (loss) per share	$0.10	$0.03	$0.18	$(0.03)

For the three and six months ended June 30, 2017, 834,878 and 834,476, respectively, and for the three months ended June 30, 2016, 4,049,859 of our common stock equivalents we issued under share-based compensation arrangements were not included in the calculation of diluted earnings per share because they were anti-dilutive.
As a result of our net loss for the six months ended June 30, 2016, 6,614,605 of our common stock equivalents we issued under share-based compensation arrangements and warrants were not included in the calculation of diluted loss per share because they were anti-dilutive.
8. Warrants
We issued 992,000 warrants in connection with our Private Placement. Each warrant gives the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million. Upon exercise of these warrants, the amounts will be treated as additional paid-in capital. No warrants were exercised during the six months ended June 30, 2017 and 2016.We account for these warrants to purchase our common shares in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity.
9. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 35%. NMIH files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our provision for income taxes for the interim reporting periods are based on an estimated annual effective tax rate for the year ending December 31, 2017. Our effective tax rate on our pre-tax income was 36.7% and 29.1% for the three and six months ended June 30, 2017, respectively, compared to 0.0% for the comparable 2016 periods. The increase in the effective tax expense for the three and six months ended June 30, 2017, against the comparable 2016 periods is attributable to the elimination of tax benefits during the comparable 2016 periods due to the recognition of a full valuation allowance which had been recorded to reflect the amount of the deferred taxes that may not be realized. See Note 1, "Organization and Basis of Presentation - Immaterial Correction of Prior Period Amounts” for further details.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Statutory Information
Our insurance subsidiaries, NMIC and Re One, file financial statements in conformity with statutory accounting principles (SAP) prescribed or permitted by the Wisconsin OCI, NMIC's principal regulator. Prescribed SAP includes state laws, regulations and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners. The Wisconsin OCI recognizes only statutory accounting practices prescribed or permitted by the state of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company and for determining its solvency under Wisconsin insurance laws.
NMIC and Re One's combined statutory net loss, statutory surplus, contingency reserve and RTC ratios were as follows:

As of and for the six months and year ended	June 30, 2017	December 31, 2016
	(In Thousands)
Statutory net income (loss)	$(21,706)	$(26,653)
Statutory surplus	390,938	413,809
Contingency reserve	131,314	90,479
Risk-to-Capital	9.8:1	11.6:1
NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware, such as NMIH. Delaware corporation law provides that dividends are only payable out of a corporation's surplus or recent net profits (subject to certain limitations). NMIC and Re One are subject to restrictions on their ability to pay dividends without prior approval of the Wisconsin OCI. Certain other states in which NMIC is licensed also have statutes or regulations that restrict its ability to pay dividends. Since inception, NMIC has not paid any dividends to NMIH.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following analysis should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2016 10-K, for a more complete understanding of our financial position and results of operations. In addition, investors should review the "Cautionary Note Regarding Forward-Looking Statements" above and the "Risk Factors" detailed in Part I, Item 1A of our 2016 10-K, as subsequently updated in reports we file with the SEC, for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year or for any other period.
Overview
We provide MI through our insurance subsidiaries. Our primary insurance subsidiary, NMIC, is approved as an MI provider by the GSEs and is licensed to write MI coverage in all 50 states and D.C. Both of our insurance subsidiaries, NMIC and Re One, are domiciled in Wisconsin and directly regulated by our primary regulator, the Wisconsin OCI. Re One solely provides statutorily required reinsurance to NMIC on insured loans with coverage levels in excess of 25%. Our subsidiary, NMIS, provides outsourced loan review services on a limited basis to mortgage loan originators. Our stock trades on the NASDAQ under the symbol "NMIH."
MI protects lenders and investors from default-related losses on a portion of the unpaid principal balance of a covered mortgage. MI plays a critical role in the U.S. housing market by mitigating mortgage credit risk and facilitating the secondary market sale of high LTV residential loans to the GSEs, who are otherwise restricted by their charters from purchasing or guaranteeing low down payment mortgages that are not covered by certain credit protections. Such credit protection and secondary market sales allow lenders to increase their capacity for mortgage commitments and expand financing access to prospective, primarily first-time, homeowners.
We were formed in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of June 30, 2017, we had master policy relationships with over 1,200 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders and internet-sourced lenders. As of June 30, 2017, we had $42.1 billion of total insurance-in-force (IIF), including primary IIF of $38.6 billion, and $9.5 billion of gross RIF, including primary RIF of $9.4 billion.
Our strategy is to continue to build on our position in the private MI market, expand our customer base and grow our insured portfolio of high-quality residential loans by focusing on long-term customer relationships, disciplined and proactive risk selection, fair and transparent claims payment practices, responsive customer service, financial strength and profitability.
We discuss below our results of operations for the periods presented and the conditions and trends that have impacted or are expected to impact our business. Our headquarters are located in Emeryville, California and our website is www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
New Insurance Written, Insurance In Force and Risk In Force
New insurance written (NIW) is the aggregate unpaid principal balance of mortgages underpinning new policies written during a given period. NIW is affected by the overall size of the mortgage origination market, the volume of low down payment mortgage originations, the percentage of such low down payment originations covered by private versus public mortgage insurance or other alternative credit enhancement structures, and our share of the private mortgage insurance market. NIW, together with persistency, drives our IIF. IIF is the aggregate unpaid principal balance of the mortgages we insure, as reported to us by servicers at a given date, and represents the sum total of NIW from all prior periods less principal payments on insured mortgages and policy cancellations (including for prepayment, nonpayment of premiums and claims payment). RIF is related to IIF, and represents the aggregate amount of coverage we provide on all outstanding policies at a given date. RIF is calculated as the sum total of the coverage percentage of each individual policy in our portfolio applied to the unpaid principal balance of such insured mortgage. RIF is affected by IIF and the LTV profile of our insured mortgages, with lower LTV loans having a lower coverage percentage and higher LTV loans having a higher coverage percentage. Gross RIF represents RIF without any consideration of the impact of reinsurance. Net RIF represents RIF net of ceded risk and is therefore affected by our reinsurance agreements.

Net Premiums Written and Net Premiums Earned
Our objective is to achieve a mid-teens return on PMIERs required assets and set our premiums on individual policies based on the risk characteristics of the underlying mortgage loans and borrowers, and in accordance with our filed rates and applicable rating rules. See " - GSE Oversight," below for a discussion of the PMIERs financial requirements.
Premiums are generally fixed over the estimated life of the underlying loans. Net premiums written are equal to gross premiums written minus ceded premiums under our reinsurance arrangements. As a result, net premiums written are generally influenced by:

•	NIW;

•	premium rates and premium payment type, which are either single, monthly or annual premiums, as described below;

•
cancellation rates of our insurance policies, which are impacted by payments or prepayments on mortgages, refinancings (which are affected by mortgage interest rates), levels of claims payments and home prices;

•	cession of premiums under reinsurance arrangements.
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is initially recorded as unearned premium and earned over the estimated life of the policy. Substantially all of our single premium policies in force as of June 30, 2017 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our net premiums earned and profitability. Generally, faster speeds of mortgage prepayment lead to lower persistency. Prepayment speeds and the relative mix of business between single and monthly premium policies also impact our profitability. Our premium rates include certain assumptions regarding repayment or prepayment speeds of the mortgages underlying our policies. Because premiums are paid at origination on single premium policies and substantially all of our single premium policies are non-refundable, assuming all other factors remain constant, if loans are prepaid earlier than expected, our profitability on these loans is likely to increase and, if loans are repaid slower than expected, our profitability on these loans is likely to decrease. By contrast, if monthly premium loans are repaid earlier than anticipated, we do not earn any more premium with respect to those loans and, unless we replace the repaid monthly premium loan with a new loan, our profitability is likely to decline.
Effect of reinsurance on our results
We utilize third-party reinsurance to actively manage our risk, ensure PMIERs compliance and support the growth of our business. We currently have both quota share and excess-of-loss reinsurance agreements in place, which impact our results of operations and regulatory capital and PMIERs asset positions. Under a quota share reinsurance agreement, the reinsurer receives a premium in exchange for agreeing to cover a negotiated portion of incurred losses. Such a quota share arrangement reduces net premiums written and earned and also reduces net RIF, providing capital relief to the ceding insurance company and reducing incurred claims in accordance with the terms of the reinsurance agreement. In addition, reinsurers typically pay ceding commissions as part of quota share transactions, which offset the ceding company’s underwriting expenses. Certain quota share agreements include profit commissions that are earned based on loss performance and serve to reduce ceded premiums. Under an excess-of-loss agreement, the insurer is typically responsible for losses up to an agreed-upon threshold and the reinsurer then provides coverage in excess of such threshold up to a maximum agreed-upon limit. In general, there are no ceding commissions under excess-of-loss reinsurance agreements. We expect to continue to evaluate reinsurance opportunities in the normal course of business.
In September 2016, NMIC entered into the 2016 QSR Transaction. Under the terms of the 2016 QSR Transaction, NMIC (1) ceded 100% of the risk relating to our pool agreement with Fannie Mae, and (2) ceded or will cede 25% of the risk relating to eligible primary insurance policies written between September 1, 2016 and December 31, 2017, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded losses.
In May 2017, NMIC secured $211.3 million of aggregate excess-of-loss reinsurance coverage at inception for an existing portfolio of mortgage insurance policies written from 2013 through December 31, 2016, through a mortgage insurance-linked notes offering by Oaktown Re. The reinsurance coverage amount under the terms of the 2017 ILN Transaction decreases over a ten-year period as the underlying covered mortgages amortize and was $197.2 million as of June 30, 2017. For the coverage period, NMIC will retain the first layer of $126.8 million of aggregate losses and Oaktown Re will then provide a second layer of coverage up to the outstanding reinsurance coverage amount. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
See, Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance" for further discussion of these third-party reinsurance arrangements.
Portfolio Data
The following table presents primary and pool IIF and NIW as of the dates and for the periods indicated. Unless otherwise noted, the tables below do not include the effects of our third-party reinsurance arrangements described above.

Primary and pool IIF and NIW	As of and for the three months ended				For the six months ended
	June 30, 2017		June 30, 2016		June 30, 2017	June 30, 2016
	IIF	NIW	IIF	NIW	NIW
	(In Millions)				(In Millions)
Monthly	$24,865	$4,099	$12,529	$3,700	$6,991	$6,192
Single	13,764	938	11,095	2,138	1,605	3,900
Primary	38,629	5,037	23,624	5,838	8,596	10,092

Pool	3,447	—	3,999	—	—	—
Total	$42,076	$5,037	$27,623	$5,838	$8,596	$10,092
For the three and six months ended June 30, 2017, primary NIW decreased 14% and 15% respectively, compared to the same periods a year ago. The decreases were due to reductions in our single policy production, driven primarily by actions we initiated to reduce the concentration of single policies in our product mix. These decreases were partially offset by growth in our monthly policy volume. For the three and six months ended June 30, 2017, monthly premium NIW increased 11% and 13% respectively, compared to the same periods a year ago, driven primarily by the growth of our customer base.
For the six months ended June 30, 2017, 81% of our NIW related to monthly premium policies. As of June 30, 2017, monthly premium policies accounted for 64% of our primary IIF, as compared to 60% at December 31, 2016. We expect the break-down of monthly premium policies and single premium policies in our primary IIF (which we refer to as "mix") to continue to trend toward our current NIW mix over time.
The following table presents net premiums written and earned for the periods indicated.

Primary and pool premiums written and earned	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In Thousands)
Net premiums written (1)	$39,786	$48,862	$74,389	$86,991
Net premiums earned (1)	37,917	26,041	71,142	45,848
(1) Net premiums written and earned are reported net of reinsurance.
For the three and six months ended June 30, 2017, net premiums written decreased 19% and 14%, respectively and net premiums earned increased 46% and 55%, respectively, compared to the same periods in 2016. The decrease in net premiums written is due primarily to the reduction in single policy production and the effects of the 2016 QSR Transaction and 2017 ILN Transaction, partially offset by growth in our monthly policy production and IIF. The increase in net premiums earned is primarily due to growth in our monthly policy production and IIF, partially offset by the effects of the 2016 QSR Transaction and 2017 ILN Transaction.

Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the date and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	($ Values In Millions)
New insurance written	$5,037	$3,559	$5,240	$5,857	$5,838
New risk written	1,242	868	1,244	1,415	1,411
Insurance in force (1)	38,629	34,779	32,168	28,228	23,624
Risk in force (1)	9,417	8,444	7,790	6,847	5,721
Policies in force (count) (1)	161,195	145,632	134,662	119,002	100,547
Weighted-average coverage (2)	24.4%	24.3%	24.2%	24.3%	24.2%
Loans in default (count)	249	207	179	115	79
Percentage of loans in default	0.2%	0.1%	0.1%	0.1%	0.1%
Risk in force on defaulted loans	$14	$12	$10	$6	$4
Average premium yield (3)	0.41%	0.40%	0.44%	0.48%	0.47%
Earnings from cancellations	$3.8	$2.5	$5.1	$5.8	$3.5
Annual persistency	83.1%	81.3%	80.7%	81.8%	83.3%
Quarterly run-off (4)	3.4%	2.9%	4.6%	5.3%	4.2%

(1)	Reported as of the end of the period.

(2)	Calculated as end of period RIF divided by IIF.

(3)	Calculated as net primary and pool premiums earned, net of reinsurance, divided by average gross IIF for the period, annualized.

(4)	Defined as the percentage of IIF that is no longer on our books after any three-month period.
The table below reflects a summary of the change in total primary IIF during the periods indicated.

Primary IIF	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In Millions)
IIF, beginning of period	$34,779	$18,564	$32,168	$14,824
NIW	5,037	5,838	8,596	10,092
Cancellations and other reductions	(1,187)	(778)	(2,135)	(1,292)
IIF, end of period	$38,629	$23,624	$38,629	$23,624

We consider a "book" to be a collective pool of policies insured during a particular period, normally a calendar year. In general, the majority of underwriting profit, calculated as earned premium revenue minus claims and underwriting and operating expenses, generated by a particular book year emerges in the years immediately following origination. This pattern generally occurs because relatively few of the claims that a book will ultimately experience typically occur in the first few years following origination, when premium revenue is highest, while subsequent years are affected by declining premium revenues, as the number of insured loans decreases (primarily due to loan prepayments), and by increasing losses.
The table below reflects a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of June 30, 2017		As of June 30, 2016
	IIF	RIF	IIF	RIF
	(In Millions)
June 30, 2017	$8,460	$2,078	$—	$—
2016	19,288	4,650	9,951	2,393
2015	9,243	2,284	11,348	2,762
2014	1,596	395	2,266	552
2013	42	10	59	14
Total	$38,629	$9,417	$23,624	$5,721
We utilize certain risk principles that form the basis of how we underwrite and originate primary NIW. We manage our portfolio credit risk by using several loan eligibility matrices which prescribe the maximum LTV, minimum borrower credit score, maximum borrower debt-to-income ratio, maximum loan size, property type, loan type, loan term and occupancy status of loans that we will insure. Our loan eligibility matrices, as well as all of our detailed underwriting guidelines, are contained in our Underwriting Guideline Manual that is publicly available on our website. Our eligibility criteria and underwriting guidelines are designed to mitigate the layered risk inherent in a single insurance policy. "Layered risk" refers to the accumulation of borrower, loan and property risk. For example, we have higher credit score and lower maximum allowed LTV requirements for investor-owned properties, compared to owner-occupied properties. We monitor the concentrations of various risk attributes in our insurance portfolio.
The tables below reflect our primary NIW by FICO, LTV and purchase/refinance mix for the periods indicated. We calculate the LTV of a loan as the percentage of the original loan amount to the original value of the property securing the loan.

Primary NIW by FICO	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ In Millions)
>= 760	$2,376	$3,160	$4,059	$5,442
740-759	793	961	1,343	1,672
720-739	626	672	1,082	1,144
700-719	568	541	965	952
680-699	368	308	632	554
<=679	306	196	515	328
Total	$5,037	$5,838	$8,596	$10,092
Weighted average FICO	749	756	749	756

Primary NIW by LTV	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ In Millions)
95.01% and above	$474	$362	$748	$571
90.01% to 95.00%	2,297	2,633	3,909	4,448
85.01% to 90.00%	1,506	1,732	2,607	3,153
85.00% and below	760	1,111	1,332	1,920
Total	$5,037	$5,838	$8,596	$10,092
Weighted average LTV	92.18%	91.73%	92.11%	91.65%

Primary NIW by purchase/refinance mix	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In Millions)
Purchase	$4,518	$4,199	$7,502	$7,118
Refinance	519	1,639	1,094	2,974
Total	$5,037	$5,838	$8,596	$10,092
The tables below reflect our total primary IIF and RIF by FICO and LTV and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of
	June 30, 2017		June 30, 2016
	($ Values In Millions)
>= 760	$19,224	50%	$11,929	50%
740-759	6,269	16	3,876	16
720-739	4,927	13	3,082	13
700-719	3,973	10	2,341	10
680-699	2,615	7	1,561	7
<=679	1,621	4	835	4
Total	$38,629	100%	$23,624	100%

Primary RIF by FICO	As of
	June 30, 2017		June 30, 2016
	($ Values In Millions)
>= 760	$4,720	50%	$2,895	51%
740-759	1,535	16	951	17
720-739	1,198	13	750	13
700-719	960	10	566	10
680-699	627	7	369	6
<=679	377	4	190	3
Total	$9,417	100%	$5,721	100%

Primary IIF by LTV	As of
	June 30, 2017		June 30, 2016
	($ Values In Millions)
95.01% and above	$2,367	6%	$1,049	4%
90.01% to 95.00%	17,441	46	10,574	45
85.01% to 90.00%	12,157	31	7,754	33
85.00% and below	6,664	17	4,247	18
Total	$38,629	100%	$23,624	100%

Primary RIF by LTV	As of
	June 30, 2017		June 30, 2016
	($ Values In Millions)
95.01% and above	$648	7%	$293	5%
90.01% to 95.00%	5,120	54	3,116	55
85.01% to 90.00%	2,893	31	1,838	32
85.00% and below	756	8	474	8
Total	$9,417	100%	$5,721	100%

Primary RIF by Loan Type	As of
	June 30, 2017	June 30, 2016

Fixed	98%	98%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	2	2
Total	100%	100%
The table below shows selected primary portfolio statistics, by book year, as of June 30, 2017.

	As of June 30, 2017
Book year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative default rate (2)
	($ Values in Millions)
2013	$162	$42	26%	655	212	1	1	0.2%	0.3%
2014	3,451	1,596	46%	14,786	7,963	53	7	3.5%	0.4%
2015	12,422	9,243	74%	52,548	41,747	128	13	2.7%	0.3%
2016	21,187	19,288	91%	83,626	78,111	67	2	1.3%	0.1%
2017	8,596	8,460	98%	33,593	33,162	—	—	—%	—%
Total	$45,818	$38,629		185,208	161,195	249	23

(1)	The ratio of total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.

(2)	The sum of the number of claims paid ever to date and number of loans in default as of the end of the period divided by policies ever in force.

Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the periods indicated. As of June 30, 2017, our RIF continues to be relatively more concentrated in California, primarily as a result of the location and timing of the acquisition of new customers. The distribution of risk as of June 30, 2017 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of
	June 30, 2017	June 30, 2016
California	13.8%	13.0%
Texas	7.5	6.8
Virginia	6.0	6.4
Florida	4.4	5.0
Arizona	4.2	3.8
Colorado	3.9	4.1
Maryland	3.7	3.4
Utah	3.7	3.4
Pennsylvania	3.6	3.5
Michigan	3.6	4.1
Total	54.4%	53.5%
Insurance Claims and Claims Expenses
Insurance claims and claims expenses incurred represent estimated future payments on newly defaulted insured loans and any change in our claim estimates for previously existing defaults. Claims incurred is affected by a variety of factors, including the state of the economy, changes in housing values, loan and borrower level risk characteristics, the size of loans insured and the percentage of coverage on insured loans.
Reserves for claims and allocated claims expenses are established for mortgage loan defaults, which we refer to as case reserves, when we are notified that a borrower has missed two or more mortgage payments (i.e., an NOD). We also make estimates of IBNR defaults, which are defaults that have been incurred but have not been reported by loan servicers, based upon historical reporting trends, and establish IBNR reserves for those estimates. We also establish reserves for unallocated claims expenses not associated with a specific claim. The claims expenses consist of the estimated cost of the claim administration process, including legal and other fees as well as other general expenses of administering the claims settlement process.
Reserves are established by estimating the number of loans in default that will result in a claim payment, which is referred to as claim frequency, and the amount of the claim payment expected to be paid on each such loan in default, which is referred to as claim severity. Claim frequency and severity estimates are established based on historical observed experience regarding certain loan factors, such as age of the default, cure rates and size of the loan. Reserves are released the month in which a loan in default is brought current by the borrower, which is referred to as a cure. Adjustments to reserve estimates are reflected in the period in which the adjustment is made. Reserves are also ceded to reinsurers under our 2016 QSR Transaction. We will not cede reserves to the reinsurer under the 2017 ILN Transaction unless losses exceed our retained coverage layer. Reserves are not established for future claims on insured loans which are not currently in default.
We expect our insurance claims and claims expenses to be relatively low in the near-term. Based on our experience and industry data, we believe that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of June 30, 2017, over 95% of our primary IIF was related to business written since January 1, 2015. Additionally, our pool insurance agreement with Fannie Mae contains a claim deductible through which Fannie Mae absorbs specified losses before we are obligated to pay any claims. We have not established any pool reserves for claims or IBNR to date. Although the claims experience on new primary insurance written by us to date has been favorable, we expect incurred claims to increase as a greater amount of our existing insured portfolio reaches its anticipated period of highest claim frequency. We estimate that the loss ratio over the life of our existing insured portfolio will be between 20% and 25% of earned premiums, and we price to that expectation.
The actual claims we incur as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book (including the credit score of the borrower, the LTV ratio of the mortgage, geographic concentrations, among others), as well as the profile of new business we write in the future. In addition, claims experience will be affected by future macroeconomic factors such as housing prices, interest rates and employment. To date, our claims experience is developing at a slower pace than historical trends indicate, as a result of high quality underwriting and a favorable housing market. For additional discussion of our reserves, see, Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 6, Reserves for Insurance Claims and Claims Expenses."
The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claims expenses.

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In Thousands)
Beginning balance	$3,761	$1,137	$3,001	$679
Less reinsurance recoverables (1)	(564)	—	(297)	—
Beginning balance, net of reinsurance recoverables	3,197	1,137	2,704	679

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	1,376	560	2,331	1,113
Prior years	(3)	(90)	(323)	(185)
Total claims and claims expenses incurred	1,373	470	2,008	928

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	—	—	—
Prior years (3)	421	132	563	132
Total claims and claim expenses paid	421	132	563	132

Reserve at end of period, net of reinsurance recoverables	4,149	1,475	4,149	1,475
Add reinsurance recoverables (1)	899	—	899	—
Balance, June 30	$5,048	$1,475	$5,048	$1,475
(1) Related to ceded losses recoverable on the 2016 QSR Transaction, included in "Other Assets" on the Condensed Consolidated Balance Sheets. See Item 1, "Financial Statements - Notes to Consolidated Financial Statements - Note 5, Reinsurance" for additional information.
(2) Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan had defaulted in a prior year and subsequently cured and later re-defaulted in the current year, that default would be included in the current year.
(3) Related to insured loans with defaults occurring in prior years, which have been continuously in default since that time.
The "claims incurred" section of the table above shows claims and claim expenses incurred on NODs received in the current year and in prior years and such amounts include IBNR reserves. The amount of claims incurred relating to NODs received in the current year represents the estimated amount to be ultimately paid if such loans in default result in claims. The decreases during the periods presented in reserves held for prior year defaults represent favorable development and are generally the result of ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we learn additional information about individual defaults and claims.

The following table provides a reconciliation of the beginning and ending count of loans in default for the periods indicated.

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Beginning default inventory	207	55	179	36
Plus: new defaults	147	50	271	89
Less: cures	(97)	(23)	(189)	(43)
Less: claims paid	(8)	(3)	(12)	(3)
Ending default inventory	249	79	249	79
The increase in the ending default inventory at June 30, 2017 compared to June 30, 2016 was primarily due to an increase in the number of policies in force and expected loss development of our earliest book years.
The following table provides details of our claims paid for the three months ended June 30, 2017 and June 30, 2016.

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ Values In Thousands)
Number of claims paid	8	3	12	3
Total amount paid for claims	$429	$132	$571	$132
Average amount paid per claim	$54	$44	$48	$44
Severity(1)	86%	71%	87%	71%
(1)Severity represents the total amount of claims paid divided by the related RIF on the loan at the time the claim is perfected.

The increase in the number of claims paid for the three and six months ended June 30, 2017 compared to the same periods ended June 30, 2016 is due to an increase in our default inventory. We expect the severity of claims we receive to be between 85% and 95% of the coverage amount.

Average reserve per default:	As of June 30, 2017	As of June 30, 2016
	(In Thousands)
Case (1)	$19	$17
IBNR	1	1
Total	$20	$18
(1)Defined as the gross reserve per insured loan in default.
GSE Oversight
As an Approved Insurer, NMIC is subject to ongoing compliance with the PMIERs. (Italicized terms have the same meaning that such terms have in the PMIERs, as described below.) The PMIERs establish operational, business, remedial and financial requirements applicable to Approved Insurers. The PMIERs financial requirements prescribe a risk-based methodology whereby the amount of assets required to be held against each insured loan is determined based on certain risk characteristics, such as FICO, vintage (year of origination), performing vs. non-performing (i.e., current vs. delinquent), LTV and other risk features. An asset charge is calculated for each insured loan based on its risk profile. In general, higher quality loans carry lower charges.
Under the PMIERs financial requirements, Approved Insurers must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an Approved Insurer’s net RIF, calculated by applying on a loan-by-loan basis certain risk-based factors derived from tables set out in the PMIERs to the net RIF and other transactional adjustments approved by the GSEs, such as with respect to the 2017 ILN Transaction and 2016 QSR Transaction. The risk-based required asset amount for primary insurance is subject to a floor of 5.6% of total, performing, primary RIF, and the risk-based required asset amount for pool insurance considers both the factors in the tables and the net remaining stop loss for each pool insurance policy. The PMIERs financial requirements also increase the amount of available assets that must be held by an Approved Insurer for loans originated on or after January 1, 2016 that are insured under LPMI policies.
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
The following table provides a comparison of the PMIERs financial requirements as reported by NMIC as of the dates indicated.

	As of
	June 30, 2017	June 30, 2016
		(In thousands)
Available assets	$485,019	$432,074
Risk-based required assets	298,091	377,468
The increase in available assets as of June 30, 2017 compared to June 30, 2016 is driven by the increase in cash flow from operations. The decrease in the risk-based required asset amount is due to the cession of risk relating to our third-party reinsurance agreements, offset by an increase resulting from the growth of our RIF.
Capital Position of Our Insurance Subsidiaries and Financial Strength Ratings
In addition to GSE-imposed asset requirements, NMIC is also subject to state regulatory minimum capital requirements based on its RIF. While formulations of this minimum capital may vary by jurisdiction, the most common measure allows for a maximum permitted RTC ratio of 25:1.
As of June 30, 2017, NMIC's primary RIF, net of reinsurance, was approximately $5.1 billion. NMIC ceded 100% of its pool RIF pursuant to the 2016 QSR Transaction. Based on NMIC's total statutory surplus of $488.6 million (including contingency reserve) as of June 30, 2017, NMIC's RTC ratio was 10.5:1. Re One had total statutory capital of $33.7 million as of June 30, 2017, with a RTC ratio of 0.6:1. We continuously monitor our compliance with state capital requirements.
In July 2017, S&P re-affirmed its "BBB-" financial strength and long-term counter-party credit ratings on NMIC and its"BB-" long-term counter-party credit rating on NMIH. S&P's outlook for both companies is "positive." In March 2017, Moody's Investors Service (Moody's) upgraded its financial strength rating from "Ba2" to "Ba1" for NMIC. Also at that time, Moody's upgraded its rating of NMIH's $150 million Term Loan from "B2" to "B1". Moody's outlook for both ratings is "stable."
Competition
The MI industry is highly competitive and currently consists of six private mortgage insurers, including NMIC, as well as governmental agencies like the FHA and the VA.
MI companies compete based on service, customer relationships, underwriting and other factors, including price (particularly with respect to single premium LPMI). Following industry-wide pricing changes in the first half of 2016, largely in response to higher capital requirements imposed by the PMIERs, pricing in the industry has generally stabilized. We expect the MI market to remain competitive, with pressure for industry participants to grow or maintain their market share.  Our competitors' respective shares of the private MI market for the quarter ended March 31, 2017 ranged from 15% to a high of approximately 25%.
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

Consolidated Results of Operations

Consolidated statements of operations	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues	(In Thousands)
Net premiums earned	37,917	$26,041	$71,142	$45,848
Net investment income	3,908	3,342	7,715	6,573
Net realized investment gains (losses)	188	61	130	(824)
Other revenues	185	37	265	69
Total revenues	42,198	29,481	79,252	51,666
Expenses
Insurance claims and claims expenses	1,373	470	2,008	928
Underwriting and operating expenses	28,048	23,234	54,037	45,906
Total expenses	29,421	23,704	56,045	46,834
Other (expense) income
Gain (loss) from change in fair value of warrant liability	19	(59)	(177)	611
Interest expense	(3,300)	(3,707)	(6,794)	(7,339)
Income (loss) before income taxes	9,496	2,011	16,236	(1,896)
Income tax expense	3,484	—	4,732	—
Net income (loss)	$6,012	$2,011	$11,504	$(1,896)

Loss ratio(1)	3.6%	1.8%	2.8%	2.0%
Expense ratio(2)	74.0%	89.2%	76.0%	100.1%
Combined ratio	77.6%	91.0%	78.8%	102.1%
(1) Loss ratio is calculated by dividing the provision for insurance claims and claims expenses by net premiums earned.
(2) Expense ratio is calculated by dividing other underwriting and operating expenses by net premiums earned.
Revenues
For the three and six months ended June 30, 2017, net premiums earned increased $11.9 million or 46% and $25.3 million million or 55%, respectively, compared to the corresponding three and six month periods ended June 30, 2016.The increase in both periods is primarily due to growth in our monthly policy production and IIF, partially offset by the effects of the 2016 QSR Transaction and 2017 ILN Transaction.
Net investment income increased for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016, due to an increase in the size of and improved yields on our total investment portfolio compared to the same periods a year ago.
Expenses
We recognize insurance claims and claims expenses in connection with the loss experience of our insured portfolio and incur other underwriting and operating expenses, including employee compensation and benefits, policy acquisition costs, and technology, professional services and facilities expenses, in connection with the development and operation of our business.

Insurance claims and claims expenses increased $0.9 million and $1.1 million for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016, as a result of an increase in our NODs, primarily due to an increase in the number of policies in force year-over-year and expected loss development of our earliest book years. The increase in claims and claims expenses for the six months ended June 30, 2017 was offset by the partial release of reserves related to prior year defaults.
Underwriting and operating expenses increased $4.8 million or 21%, and $8.1 million or 18% for the three and six months ended June 30, 2017 compared to the corresponding three and six month periods ended June 30, 2016. Employee compensation accounts for the majority of our operating expenses. We increased the size of our workforce from 263 employees as of June 30, 2016 to 297 employees as of June 30, 2017 to support the growth of our business, particularly our sales and operating functions. During the six months ended June 30, 2017, we also incurred $4.8 million of operating expenses related to the 2017 ILN Transaction and the amendment of the Credit Agreement.
We incurred interest expense related to the Term Loan of $6.8 million for the six months ended June 30, 2017 compared to interest expense of $7.3 million for the six months ended June 30, 2016. Interest expense declined in connection with the amendment of our Credit Agreement which we completed in February 2017, which among other items, reduced the interest rate payable on the Term Loan. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Term Loan."
Income Tax
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 35%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries.
Our provision for income taxes for the interim reporting periods are based on an estimated annual effective tax rate for the year ending December 31, 2017. Our effective tax rate on our pre-tax income was 36.7% for the three months ended June 30, 2017, compared to 0.0% for the comparable 2016 period. Our effective tax rate on our pre-tax income was 29.1% for the six months ended June 30, 2017, compared to our effective tax rate on our pre-tax loss of 0.0% for the comparable 2016 period. The difference between our statutory tax rate and our effective tax rates for the three and six months ended June 30, 2017 is due to a discrete tax benefit associated with excess tax benefits for restricted stock units that were recognized during the periods as a result of the adoption of ASU 2016-09 in the prior quarter. See Item 1, "Financial Statements - Notes to Consolidated Financial Statements - Note 1, Organization and Basis of Presentation - Change in Accounting Principle:" We expect our effective tax rate to return to approximately the statutory tax rate for the year ending December 31, 2017. From inception through September 30, 2016, we had evaluated the realizability of our net deferred tax assets on a quarterly basis and concluded that it was more-likely-than-not that our net deferred tax assets may not be realized and recognized a full valuation allowance against net deferred tax assets. Accordingly, we did not record a benefit associated with the losses incurred, or an expense associated with the income generated in the comparable 2016 periods.

Consolidated balance sheets	June 30, 2017	December 31, 2016 (1)
	(In Thousands)
Total investment portfolio	$673,695	$628,969
Cash and cash equivalents	20,035	47,746
Premiums receivable	17,795	13,728
Deferred policy acquisition costs, net	34,206	30,109
Software and equipment, net	21,530	20,402
Prepaid reinsurance premiums	38,919	37,921
Deferred tax asset, net	45,771	51,434
Other assets	11,044	9,588
Total assets	$862,995	$839,897
Term loan	$143,990	$144,353
Unearned premiums	157,152	152,906
Accounts payable and accrued expenses	21,349	25,297
Reserve for insurance claims and claims expenses	5,048	3,001
Reinsurance funds withheld	32,042	30,633
Deferred ceding commission	4,830	4,831
Warrant liability	3,544	3,367
Total liabilities	367,955	364,388
Total shareholders' equity	495,040	475,509
Total liabilities and shareholders' equity	$862,995	$839,897
(1) The 2016 prior period balance sheet has been revised. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 1, Organization and Basis of Presentation. Immaterial Correction of Prior Period Amounts" for further details.
As of June 30, 2017, we had approximately $693.7 million in cash and investments, including $56.9 million held at NMIH. The increase in cash and investments from year-end 2016 relates to cash generated from operations.
Net deferred policy acquisition costs were $34.2 million as of June 30, 2017, compared to $30.1 million at December 31, 2016. The increase was driven by the deferment of certain costs associated with premiums written during the six months ended June 30, 2017, partially offset by the amortization of previously deferred acquisition costs and the capitalization of ceding commissions associated with the 2016 QSR Transaction during the period.
Unearned premiums increased $4.2 million to $157.2 million as of June 30, 2017, primarily due to single premium policy origination during the period, offset by the amortization through earnings of existing unearned premiums in accordance with the expiration of risk on the related policies and the cancellation of other single premium policies.
Accounts payable and accrued expenses decreased to $21.3 million as of June 30, 2017, from $25.3 million at December 31, 2016. The accounts decreased as a result of the payments made of accrued liabilities at year-end during the six months ended June 30, 2017 , with an increase in accruals made after December 31, 2016 for liabilities related to compensation and employee benefits on increased headcount, premium taxes and certain IT expenses.
Reinsurance funds withheld was $32.0 million as of June 30, 2017, representing the net of our reinsurance premiums, less our profit and ceding commission receivables related to the 2016 QSR Transaction. The increase in reinsurance funds withheld of $1.4 million from December 31, 2016, was a result of increased ceded premiums written. See, Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance."

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the six months ended June 30,
	2017	2016
Net cash (used in) provided by:	(In Thousands)
Operating activities	$14,592	$27,562
Investing activities	(40,154)	(37,142)
Financing activities	(2,149)	(910)
Net decrease in cash and cash equivalents	$(27,711)	$(10,490)
Net cash provided by operating activities was $14.6 million for the six months ended June 30, 2017, compared to $27.6 million in the same period in 2016. The decrease in cash generated from operating activities was primarily caused by lower premiums written in connection with reduced single premium production and increased operating expenses in connection with employee compensation and benefits costs, as well as the 2017 ILN Transaction.
Cash used in investing activities for the periods presented was driven by the purchase of fixed and short-term maturities during those periods.
The increase in cash used in financing activities for the six months ended June 30, 2017 compared to the same period ended June 30, 2016, was primarily due to an increase in taxes paid related to the net share settlement of equity awards.
Holding Company Liquidity and Capital Resources
NMIH serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. NMIH's principal liquidity demands include funds for: (i) payment of certain corporate expenses; (ii) payment of certain reimbursable expenses of its insurance subsidiaries; (iii) payment of principal and interest related to the Term Loan; (iv) tax payments to the Internal Revenue Service; (v) capital support for its subsidiaries; and (vi) payment of dividends, if any, on its common stock. NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as NMIH, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation's surplus or recent net profits (subject to certain limitations).
As of June 30, 2017, NMIH had $56.9 million of cash and investments. NMIH's principal source of operating cash is investment income and in the future could include dividends from NMIC, if available and permitted under law and by the GSEs.
NMIH has entered into tax and expense-sharing agreements with its subsidiaries which have been approved by the Wisconsin OCI, but such approval may be changed or revoked at any time. With Wisconsin OCI's approval, NMIH began allocating the interest expense on its Term Loan to NMIC in the first quarter of 2017, consistent with the benefits NMIC received when NMIH down-streamed the loan proceeds to NMIC.
NMIC's ability to pay dividends to NMIH is subject to insurance department notice or approval. Under Wisconsin law, NMIC may pay dividends up to specified levels (i.e., "ordinary" dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts, or "extraordinary" dividends, are subject to the Wisconsin OCI's prior approval. Under Wisconsin insurance laws, an extraordinary dividend is defined as any payment or distribution that together with other dividends and distributions made within the preceding 12 months exceeds the lesser of (i) 10% of the insurer’s statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the 12-month period ending the preceding December 31. NMIC has never paid any dividends to NMIH. NMIC reported a statutory net loss for the twelve months ended December 31, 2016 and cannot pay any dividends to NMIH through December 31, 2017 without the prior approval of the Wisconsin OCI. Certain other states in which NMIC is licensed also have statutes or regulations that restrict its ability to pay dividends.
NMIC's capital needs depend on many factors including its ability to successfully write new business, establish premium rates at levels sufficient to cover claims and operating costs and meet minimum required asset thresholds under the PMIERs and state capital requirements. NMIC's capital needs also depend on its decision to access the reinsurance markets. NMIH may require liquidity to fund the capital needs of its insurance subsidiaries.

In November 2015, NMIH entered into the Credit Agreement for the Term Loan. On February 10, 2017, NMIH amended the Credit Agreement, (the Amendment) to reduce the interest rate and extend the maturity date of the Term Loan from November 10, 2018 to November 10, 2019. The amended Term Loan bears interest at the Eurodollar Rate, as defined in the Credit Agreement and subject to a 1.00% floor, plus an annual margin rate of 6.75%, payable monthly or quarterly based on our interest rate election. The Credit Agreement contains various restrictive covenants and required financial ratios and tests (which were not modified by the Amendment) that we are required to meet or maintain. These covenants include, but are not limited to the following: a maximum debt-to-total capitalization ratio (as defined therein) of 35%, maximum RTC ratio of 22.0:1.0, minimum liquidity (as defined therein) of $28.6 million as of June 30, 2017, compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and minimum shareholders' equity requirements.
Consolidated Investment Portfolio
Our primary objectives with respect to our investment portfolio are to preserve capital and generate investment income while  maintaining sufficient liquidity to cover our operating needs.  We aim to achieve diversification as to type, quality, maturity, industry, and issuer that maximizes the after-tax return on investments.   We have adopted an investment policy that defines, among other things, eligible and ineligible investments, concentration limits for asset sectors, single issuers, and certain credit ratings, and benchmarks for asset duration.
Substantially all of our investment portfolio is held in fixed maturity instruments. As of June 30, 2017, the fair value of our investment portfolio was $673.7 million. We also had an additional $20.0 million of cash and equivalents as of June 30, 2017. Pre-tax book yield on the portfolio for the six months ended June 30, 2017 was 2.3%. The book yield is calculated as period-to-date net investment income divided by average amortized cost of the investment portfolio. Yield on the investment portfolio is likely to change over time based on potential movements in interest rates, the duration or mix of our investment portfolio and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value		June 30, 2017	December 31, 2016
1.	Corporate debt securities	55%	52%
2.	U.S. treasury securities and obligations of U.S. government agencies	9	9
3.	Asset-backed securities	15	17
4.	Cash, cash equivalents, and short-term investments	10	16
5.	Municipal debt securities	11	6
	Total	100%	100%
The ratings of our investment portfolio were:

Investment portfolio ratings at fair value	June 30, 2017	December 31, 2016
AAA	20%	24%
AA	22	19
A	43	44
BBB	15	13
Total	100%	100%
The ratings above are provided by one or more of: Moody's, S&P and Fitch Ratings. If three ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Other Items
Off-Balance Sheet Arrangements and Contractual Obligations
We had no material off-balance sheet arrangements as of June 30, 2017. In connection with the 2017 ILN Transaction, we have certain future contractual commitments to Oaktown Re, a special purpose VIE that is not consolidated in our financial results. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 1, Organization and Basis of Presentation - Variable interest entity" and "Note 5, Reinsurance."

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
The carrying value of our investment portfolio as of June 30, 2017 and December 31, 2016 was $674 million and $629 million, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of June 30, 2017, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.92 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.92% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 4.20 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.20% in fair value of our fixed income portfolio.
We are also subject to market risk related to our Term Loan and 2017 ILN Transaction. As discussed in Item 1, "Financial Statements - Notes to Consolidated Financial Statements - Note 4, Term Loan," the Term Loan bears interest at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on our outstanding principal.
The risk premium amounts under the 2017 ILN Transaction are calculated by multiplying the outstanding reinsurance coverage amount at the beginning of any payment period by a coupon rate, which is the sum of 1-month LIBOR and a risk margin, and then subtracting actual investment income earned on the trust balance during that payment period. An increase in 1-month LIBOR rates would generally increase the risk premium payments, while an increase to money market rates, which directly affect investment income earned on the trust balance, would generally decrease them. Although we expect the two rates to move in tandem, to the extent they do not, it could increase or decrease the risk premium payments that otherwise would be due.

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
Our management, including our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2017, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective, due to the existence of a material weakness in the design and operating effectiveness of an internal control related to reconciliation support used to validate our deferred tax inventory. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis. As described in Item 1, "Financial Statements - Notes to Consolidated Financial Statements - Note 1, Organization and Basis of Presentation - Immaterial Correction of Prior Period Amounts," above, we detected a $1.8 million error in the deferred tax balance that was immaterial to the 2016 financial statements. Notwithstanding the material weakness identified, our management has concluded that the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented. In addition, there were no material errors in our financial results or balances identified as a result of this control deficiency, and accordingly, amendment of our 2016 Form 10-K is not required.
We enhanced existing controls and designed and implemented new controls applicable to our deferred tax accounting, including those related to stock compensation, to ensure that our DTA is accurately calculated and appropriately reflected in our financial statements and reports we file with the SEC. We believe these actions are sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting; however, there can be no guarantee that such remediation will be sufficient. We will continue to monitor the effectiveness of our controls and will make any further changes management determines appropriate.
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

NMI HOLDINGS, INC.
August 1, 2017	By: /s/ Adam Pollitzer
Name: Adam Pollitzer Title: Chief Financial Officer and Duly Authorized Signatory

EXHIBIT INDEX

Exhibit Number	Description

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

10.18 ~	NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan (incorporated herein by reference to Appendix A to our 2017 Annual Proxy Statement, filed on March 30, 2017)
10.19 ~	Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Chief Executive Officer
10.20 ~	Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Executive Officers
10.21 ~	Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Employees
10.22~	Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Independent Directors
10.23 ~	Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement for Chief Executive Officer
10.24 ~	Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement for Executive Officers and Employees
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

10.27 ~	NMI Holdings, Inc. Severance Benefit Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 17, 2016)
10.28~	Change in Control Severance Benefit Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 23, 2017)
10.29~	Clawback Policy (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on February 23, 2017)
10.30~	Separation Agreement between NMI Holdings, Inc. and Glenn Farrell effective July 31, 2017 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on August 1, 2017)
21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ii

101 *
The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016
     (iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2017 and the year ended December 31, 2016
(iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and
(v) Notes to Condensed Consolidated Financial Statements.

~	Indicates a management contract or compensatory plan or contract.
+	Confidential treatment granted as to certain portions, which portions have been filed separately with the SEC.
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