Form 10-Q
period 2017-09-30
NMI Holdings, Inc.
filed 2017-11-01
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-36174
NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	45-4914248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Powell Street, Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

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
YES ☐ NO ☒

The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on October 30, 2017 was 60,033,144 shares.

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

•
potential adverse impacts arising from recent natural disasters, including, with respect to the affected areas, a decline in new business, adverse effects on home prices, and an increase in notices of default on insured mortgages;

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

PART I

Item 1. Financial Statements

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2017	December 31, 2016
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $687,284 and $630,688 as of September 30, 2017 and December 31, 2016, respectively)	$692,729	$628,969
Cash and cash equivalents	20,698	47,746
Premiums receivable	21,056	13,728
Accrued investment income	4,598	3,421
Prepaid expenses	2,651	1,991
Deferred policy acquisition costs, net	36,101	30,109
Software and equipment, net	21,767	20,402
Intangible assets and goodwill	3,634	3,634
Prepaid reinsurance premiums	39,915	37,921
Deferred tax asset, net	38,490	51,434
Other assets	4,973	542
Total assets	$886,612	$839,897

Liabilities
Term loan	$143,969	$144,353
Unearned premiums	161,345	152,906
Accounts payable and accrued expenses	22,028	25,297
Reserve for insurance claims and claim expenses	6,123	3,001
Reinsurance funds withheld	33,105	30,633
Deferred ceding commission	4,971	4,831
Warrant liability, at fair value	4,046	3,367
Total liabilities	375,587	364,388
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 59,928,092 and 59,145,161 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively (250,000,000 shares authorized)	599	591
Additional paid-in capital	583,447	576,927
Accumulated other comprehensive loss, net of tax	(630)	(5,287)
Accumulated deficit	(72,391)	(96,722)
Total shareholders' equity	511,025	475,509
Total liabilities and shareholders' equity	$886,612	$839,897
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenues	(In Thousands, except for share data)
Net premiums earned	$44,519	$31,808	$115,661	$77,656
Net investment income	4,170	3,544	11,885	10,117
Net realized investment gains (losses)	69	66	198	(758)
Other revenues	195	102	461	172
Total revenues	48,953	35,520	128,205	87,187
Expenses
Insurance claims and claims expenses	957	664	2,965	1,592
Underwriting and operating expenses	24,645	24,037	78,682	69,943
Total expenses	25,602	24,701	81,647	71,535
Other expense
Loss from change in fair value of warrant liability	(502)	(797)	(679)	(187)
Interest expense	(3,352)	(3,733)	(10,146)	(11,072)
Total other expense	(3,854)	(4,530)	(10,825)	(11,259)

Income before income taxes	19,497	6,289	35,733	4,393
Income tax expense	7,185	114	11,917	114
Net income	$12,312	$6,175	$23,816	$4,279

Earnings per share
Basic	$0.21	$0.10	$0.40	$0.07
Diluted	$0.20	$0.10	$0.38	$0.07

Weighted average common shares outstanding
Basic	59,883,629	59,130,401	59,680,166	59,047,758
Diluted	63,088,958	60,284,746	62,773,333	59,861,916

Net income	$12,312	$6,175	$23,816	$4,279
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) in accumulated other comprehensive income, net of tax expense of $366 and $0 for the three months ended September 30, 2017 and 2016, respectively, and $2,439 and $0 for the nine months ended September 30, 2017 and 2016	768	(82)	4,786	17,690
Reclassification adjustment for realized losses (gains) included in net income, net of tax expense of $24 and $0 for the three months ended September 30, 2017 and 2016, respectively, and $69 and $0 for the nine months ended September 30, 2017 and 2016	(45)	(66)	(129)	758
Other comprehensive income (loss), net of tax	723	(148)	4,657	18,448
Comprehensive income	$13,035	$6,027	$28,473	$22,727
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
	(In Thousands)
Balances, January 1, 2016	58,808	$588	$570,340	$(7,474)	$(160,723)	$402,731
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	337	3	(227)	—	—	(224)
Share-based compensation expense	—	—	6,814	—	—	6,814
Change in unrealized investment gains/losses, net of tax expense of $1,178	—	—	—	2,187	—	2,187
Net income	—	—	—	—	64,001	64,001
Balances, December 31, 2016	59,145	$591	$576,927	$(5,287)	$(96,722)	$475,509
Cumulative effect of change in accounting principle	—	—	388	—	515	903
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	783	8	(801)	—	—	(793)
Share-based compensation expense	—	—	6,933	—	—	6,933
Change in unrealized investment gains/losses, net of tax expense of $2,508	—	—	—	4,657	—	4,657
Net income	—	—	—	—	23,816	23,816
Balances, September 30, 2017	59,928	$599	$583,447	$(630)	$(72,391)	$511,025

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2017	2016
Cash flows from operating activities	(In Thousands)
Net income	$23,816	$4,279
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(198)	758
Loss from change in fair value of warrant liability	679	187
Depreciation and amortization	4,871	4,300
Net amortization of premium on investment securities	1,200	954
Amortization of debt discount and debt issuance costs	1,112	1,416
Share-based compensation expense	6,933	4,987
Deferred income taxes	11,340	—
Changes in operating assets and liabilities:
Premiums receivable	(7,328)	(6,235)
Accrued investment income	(1,177)	(742)
Prepaid expenses	(660)	(885)
Deferred policy acquisition costs, net	(5,992)	(11,381)
Other assets	(1,150)	(2)
Unearned premiums	8,439	54,628
Reserve for insurance claims and claims expenses	3,122	1,454
Reinsurance balances, net	618	(431)
Accounts payable and accrued expenses	(3,847)	(1,075)
Net cash provided by operating activities	41,778	52,212
Cash flows from investing activities
Purchase of short-term investments	(111,551)	(147,639)
Purchase of fixed-maturity investments, available-for-sale	(166,640)	(103,418)
Proceeds from maturity of short-term investments	142,722	93,916
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	75,785	101,874
Additions to software and equipment	(6,869)	(8,449)
Net cash used in investing activities	(66,553)	(63,714)
Cash flows from financing activities
Proceeds from issuance of common stock related to employee equity plans	3,105	526
Taxes paid related to net share settlement of equity awards	(3,883)	(694)
Repayments of term loan	(1,125)	(1,125)
Payments of debt modification costs	(370)	—
Net cash used in financing activities	(2,273)	(1,293)

Net decrease in cash and cash equivalents	(27,048)	(12,795)
Cash and cash equivalents, beginning of period	47,746	57,317
Cash and cash equivalents, end of period	$20,698	$44,522

Supplemental disclosures of cash flow information
Interest paid	$10,350	$9,669
Income taxes paid	802	—
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
Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs (DAC). DAC is reviewed periodically to determine that it does not exceed recoverable amounts and is adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We estimate the rate of amortization to reflect actual experience and any changes to persistency or loss development. For each book year of business, these costs are amortized to expense in proportion to estimated gross profits over the estimated life of the policies. Total amortization of DAC, net of a portion of ceding commission related to the 2016 QSR Transaction (see Note 5, "Reinsurance"), was $1.7 million and $1.2 million for the three months ended September 30, 2017 and 2016, respectively, and $4.0 million and $3.4 million for the nine months ended September 30, 2017 and 2016, respectively.
Premium Deficiency Reserves
We consider whether a premium deficiency exists at each fiscal quarter using best estimate assumptions as of the testing date. Per ASC 944, a premium deficiency reserve shall be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. We have determined that no premium deficiency reserves were necessary for the three and nine months ended September 30, 2017 or 2016.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Variable interest entity
In May 2017, NMIC entered into a reinsurance agreement with Oaktown Re Ltd. (Oaktown Re), a Bermuda-domiciled special purpose reinsurer. At inception of the reinsurance agreement, we determined that Oaktown Re was a variable interest entity (VIE), as defined under GAAP (ASC 810), because it did not have sufficient equity at risk to finance its activities. We evaluated the VIE to determine whether NMIC was its primary beneficiary and, if so, whether we were required to consolidate the assets and liabilities of the VIE. The primary beneficiary of a VIE is an enterprise that (1) has the power to direct the activities of the VIE, which most significantly impact its economic performance and (2) has significant economic exposure to the VIE; i.e., the obligation to absorb losses or receive benefits that could potentially be significant. The determination of whether an entity is the primary beneficiary of a VIE is complex and requires management judgment regarding determinative factors, including the expected results of the VIE and how those results are absorbed by beneficial interest holders, as well as which party has the power to direct activities that most significantly impact the performance of the VIE.
We concluded that we are not the primary beneficiary of Oaktown Re and that consolidation is not required, as we do not have significant economic exposure in the entity.
See Note 5, "Reinsurance" for further discussion of the reinsurance arrangement.
Premiums Receivable
Premiums receivable consist of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the receivable is written off against earned premium and the related insurance policy is canceled. We have determined that the receivable write-off was immaterial as of September 30, 2017.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to provide a consistent approach in recognizing revenue. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, ASU 2015-14 deferred the provisions of ASU 2014-09 to be effective for interim and annual periods beginning after December 15, 2017. In addition, this guidance amends the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (ASU 2017-05). In September 2017, ASU 2017-13, added guidance from an SEC Staff Announcement, "Transition Related to Accounting Standards Updates No. 2014-09." The adoption of this update for our loan review services revenue, effective January 1, 2018, will have an immaterial impact on our consolidated financial statements and will not affect the Company’s reporting of insurance premiums and investment income. We are still in the process of evaluating the adoption method and the impact on presentation and disclosure.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires that businesses recognize rights and obligations associated with certain leases as assets and liabilities on the balance sheet. The standard also requires additional disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. For public business entities, this update is effective for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption is permitted in any period. We expect to adopt this guidance on January 1, 2019. In September 2017, ASU 2017-13, added guidance from an SEC Staff Announcement, "Transition Related to Accounting Standards Update No. 2016-02." We anticipate this standard will have an impact on our financial position, primarily due to our office space operating lease, as we will be required to recognize lease assets and lease liabilities on our consolidated balance sheet. We will continue to assess the potential impacts of this standard, including the impact the adoption of this guidance will have on our results of operations or cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). This update requires companies to measure all expected credit losses for financial assets held at the reporting date. The accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration also is amended in the standard. The standard

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact the adoption of this ASU will have, if any, on the consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This update is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this update, effective January 1, 2018, is not expected to have any impact on our statement of cash flows.
In August 2016, the FASB issued ASU 2016-16, Income Taxes- Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). This update is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this update, effective January 1, 2018, is not expected to have any impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update is intended to simplify the test for goodwill impairment. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, after December 15, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We have determined that the adoption of this ASU will have no impact on the consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20). This update shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The standard will take effect for public business entities for fiscal years beginning after December 15, 2017. Early adoption is permitted, and if an entity early adopts the guidance in an interim period, any adjustments are reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this update, effective January 1, 2018, is not expected to have any impact on our consolidated financial statements.
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
Immaterial Correction of Prior Period Amounts
During the first quarter of 2017, after filing the 2016 10-K, including the audited financial statements included therein, we discovered that $1.8 million of deferred taxes on vested options associated with employees terminated in previous years had not been reversed. Because our deferred tax asset (DTA) was subject to a valuation allowance prior to December 31, 2016, no expense would have been recognized in periods prior to December 31, 2016. However, at December 31, 2016, when we released the valuation allowance against the DTA, the DTA was overstated by $1.8 million and resulted in a $1.8 million overstatement of our 2016 income tax benefit and net income.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of and for the full year ended December 31, 2016	As previously reported	As adjusted
	(In thousands)
Income Statement
Net income	$65,841	$64,001
Income tax (benefit)	(54,389)	(52,550)
Basic EPS	1.11	1.08
Diluted EPS	1.08	1.05

Balance Sheet
Deferred tax asset, net	$53,274	$51,434
Total assets	841,737	839,897
Accumulated deficit	(94,882)	(96,722)
Total shareholders' equity	477,349	475,509
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
As the guidance is effective for annual and interim reporting periods beginning after December 15, 2016, we adopted the new guidance in the first quarter of 2017. This required us to reflect any adjustments as of January 1, 2017, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes in the consolidated statements of operations. Additionally, our consolidated statements of cash flows now present excess tax benefits as an operating activity on a prospective basis. Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The net cumulative effect of this change was recognized as a $0.5 million reduction to the accumulated deficit as of January 1, 2017.
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
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of September 30, 2017	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$65,669	$21	$(636)	$65,054
Municipal debt securities	90,155	929	(348)	90,736
Corporate debt securities	404,467	5,619	(1,246)	408,840
Asset-backed securities	96,279	1,142	(101)	97,320
Total bonds	656,570	7,711	(2,331)	661,950
Short-term investments	30,714	65	—	30,779
Total investments	$687,284	$7,776	$(2,331)	$692,729

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2016	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$64,135	$6	$(962)	$63,179
Municipal debt securities	40,801	131	(663)	40,269
Corporate debt securities	349,712	1,722	(2,356)	349,078
Asset-backed securities	114,456	765	(560)	114,661
Total bonds	569,104	2,624	(4,541)	567,187
Short-term investments	61,584	198	—	61,782
Total investments	$630,688	$2,822	$(4,541)	$628,969
As of September 30, 2017 and December 31, 2016, approximately $7.0 million of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair values of available-for-sale securities as of September 30, 2017 and December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of September 30, 2017	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$108,020	$108,048
Due after one through five years	158,353	159,502
Due after five through ten years	309,708	312,697
Due after ten years	14,924	15,162
Asset-backed securities	96,279	97,320
Total investments	$687,284	$692,729

As of December 31, 2016	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$94,382	$94,584
Due after one through five years	173,296	173,251
Due after five through ten years	242,005	240,060
Due after ten years	6,549	6,413
Asset-backed securities	114,456	114,661
Total investments	$630,688	$628,969
Aging of Unrealized Losses
As of September 30, 2017, the investment portfolio had gross unrealized losses of $2.3 million, $1.5 million of which has been in an unrealized loss position for a period of 12 months or greater. We did not consider these securities to be other-than-temporarily impaired as of September 30, 2017. We based our conclusion that these investments were not other-than-temporarily impaired as of September 30, 2017 on the following facts: (i) the unrealized losses were primarily caused by interest rate movements since the purchase date; (ii) we do not intend to sell these investments; and (iii) we do not believe that it is more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may not occur until maturity. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of September 30, 2017		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	22	$38,425	$(263)	15	$19,621	$(373)	37	$58,046	$(636)
Municipal debt securities	9	21,567	(212)	8	10,319	(136)	17	31,886	(348)
Corporate debt securities	44	69,602	(317)	14	34,031	(929)	58	103,633	(1,246)
Asset-backed securities	15	21,173	(89)	2	4,988	(12)	17	26,161	(101)
Total	90	$150,767	$(881)	39	$68,959	$(1,450)	129	$219,726	$(2,331)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2016		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	33	$51,093	$(962)	—	$—	$—	33	$51,093	$(962)
Municipal debt securities	14	28,659	(617)	1	1,704	(46)	15	30,363	(663)
Corporate debt securities	77	135,115	(1,955)	8	13,873	(401)	85	148,988	(2,356)
Asset-backed securities	30	38,702	(510)	6	2,472	(50)	36	41,174	(560)
Total	154	$253,569	$(4,044)	15	$18,049	$(497)	169	$271,618	$(4,541)
The following table presents the components of net investment income:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Investment income	$4,363	$3,727	$12,455	$10,672
Investment expenses	(193)	(183)	(570)	(555)
Net investment income	$4,170	$3,544	$11,885	$10,117
The following table presents the components of net realized investment gains (losses):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Gross realized investment gains	$69	$66	$536	$683
Gross realized investment losses	—	—	(338)	(1,441)
Net realized investment gains (losses)	$69	$66	$198	$(758)
Investment Securities - Other-than-Temporary Impairment (OTTI)
For the quarter ended September 30, 2017, we held no other-than-temporarily impaired securities. There were no credit losses recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income (loss).

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
Assets classified as Level 1 and Level 2
To determine the fair value of securities available-for-sale in Level 1 and Level 2 of the fair value hierarchy, independent pricing sources have been utilized. One price is provided per security based on observable market data. To ensure securities are appropriately classified in the fair value hierarchy, we review the pricing techniques and methodologies of the independent pricing sources and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. A variety of inputs are utilized by the independent pricing sources including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including data published in market research publications. Inputs may be weighted differently for any security, and not all inputs are used for each security evaluation. Market indicators, industry and economic events are also considered. This information is evaluated using a multidimensional pricing model. Quality controls are performed by the independent pricing sources throughout this process, which include reviewing tolerance reports, trading information and data changes, and directional moves compared to market moves. This model combines all inputs to arrive at a value assigned to each security. We have not made any adjustments to the prices obtained from the independent pricing sources. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the quarter ended September 30, 2017.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the level within the fair value hierarchy at which the Company’s financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2017	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$60,214	$4,840	$—	$65,054
Municipal debt securities	—	90,736	—	90,736
Corporate debt securities	—	408,840	—	408,840
Asset-backed securities	—	97,320	—	97,320
Cash, cash equivalents and short-term investments	51,477	—	—	51,477
Total assets	$111,691	$601,736	$—	$713,427

Warrant liability	—	—	4,046	4,046
Total liabilities	$—	$—	$4,046	$4,046

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2016	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$50,719	$12,460	$—	$63,179
Municipal debt securities	—	40,269	—	40,269
Corporate debt securities	—	349,078	—	349,078
Asset-backed securities	—	114,661	—	114,661
Cash, cash equivalents and short-term investments	109,528	—	—	109,528
Total assets	$160,247	$516,468	$—	$676,715

Warrant liability	—	—	3,367	3,367
Total liabilities	$—	$—	$3,367	$3,367
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2017 and the year-end December 31, 2016.
The following is a roll-forward of Level 3 liabilities measured at fair value:

	For the nine months ended September 30,
Warrant Liability	2017	2016
	(In Thousands)
Balance, January 1	$3,367	$1,467
Change in fair value of warrant liability included in earnings	679	187
Balance, September 30	$4,046	$1,654
We revalue the warrant liability quarterly using a Black-Scholes option-pricing model, in combination with a binomial model, and we value the pricing protection features within the warrants using a Monte-Carlo simulation model. As of September 30, 2017, the assumptions used in the option-pricing model were as follows: a common stock price as of September 30, 2017 of

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

$12.40, risk free interest rate of 1.66%, expected life of 3.25 years, expected volatility of 30.6% and a dividend yield of 0%. The change in fair value is primarily attributable to an increase in the price of our common stock from December 31, 2016 to September 30, 2017.
4. Term Loan
On November 10, 2015, we entered into a credit agreement (the Credit Agreement) to obtain a three-year senior secured term loan (the Term Loan) for $150 million. On February 10, 2017, we entered into an amendment to the Credit Agreement, to extend the maturity date of the Term Loan by one year and reduce the interest rate. Based on our analysis, we concluded the amendment to the Credit Agreement should be treated as a modification. As of September 30, 2017, the Term Loan bears interest at the Eurodollar Rate, as defined in the Credit Agreement and subject to a 1.00% floor, plus an annual margin rate of 6.75% (an all-in rate of 7.99% as of September 30, 2017), payable monthly or quarterly based on our interest rate election. Quarterly principal payments of $375 thousand are also required. The outstanding balance of the Term Loan as of September 30, 2017 was $147 million.
Debt issuance costs totaling $4.8 million, including $370 thousand related to the modification and a 1% original issue discount, are being amortized to interest expense, using the effective interest method, over the contractual life of the Term Loan. Effective interest rate for the Term Loan includes interest, amortization of issuance cost and the discount. For the nine months ended September 30, 2017, we recorded $10.1 million of interest expense, including amortization of the issuance and modification costs and original issue discount.
We are subject to certain quarterly covenants under the Credit Agreement. These covenants include, but are not limited to the following: a maximum debt-to-total capitalization ratio (as defined therein) of 35%, maximum risk-to-capital (RTC) ratio of 22.0:1.0, minimum liquidity (as defined therein), compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and minimum shareholders' equity requirements. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the Credit Agreement, including its covenants and events of default. We were in compliance with all covenants as of September 30, 2017.
Future principal payments due under the Term Loan as of September 30, 2017 are as follows:

As of September 30, 2017	Principal
(In thousands)
2017	$375
2018	1,500
2019	145,125
Total	$147,000

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

The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In Thousands)
Net premiums written
Direct	$56,217	$46,535	$142,134	$133,526
Ceded (1)	(8,501)	(37,336)	(20,029)	(37,336)
Net premiums written	$47,716	$9,199	$122,105	$96,190

Net premiums earned
Direct	$52,024	$33,052	$133,696	$78,900
Ceded (1)	(7,505)	(1,244)	(18,035)	(1,244)
Net premiums earned	$44,519	$31,808	$115,661	$77,656
(1) Net of profit commission
Excess-of-loss reinsurance
In May 2017, NMIC entered into a reinsurance agreement with Oaktown Re that provides for up to $211.3 million of aggregate excess-of-loss reinsurance coverage at inception for new delinquencies on an existing portfolio of mortgage insurance policies written from 2013 through December 31, 2016. For the coverage period, NMIC will retain the first layer of $126.8 million of aggregate losses and Oaktown Re will then provide second layer coverage up to the outstanding reinsurance coverage amount. NMIC will then retain losses in excess of the outstanding reinsurance coverage amount. The outstanding reinsurance coverage amount decreases from $211.3 million at inception over a ten-year period as the underlying covered mortgages amortize and was $185 million as of September 30, 2017. The outstanding reinsurance coverage amount will stop amortizing if certain credit enhancement or delinquency thresholds are triggered.
Oaktown Re financed the coverage by issuing mortgage insurance-linked notes in an aggregate amount of $211.3 million to unaffiliated investors (the Notes). The Notes mature on April 26, 2027. All of the proceeds paid to Oaktown Re from the sale of the Notes were deposited into a reinsurance trust to collateralize and fund the obligations of Oaktown Re to NMIC under the reinsurance agreement. At all times, funds in the reinsurance trust account are required to be invested in high credit quality money market funds.  We refer collectively to NMIC’s reinsurance agreement with Oaktown Re and the issuance of the Notes by Oaktown Re as the 2017 ILN Transaction. Under the terms of the 2017 ILN Transaction, NMIC makes risk premium payments for the applicable outstanding reinsurance coverage amount and pays Oaktown Re for anticipated operating expenses (capped at $300 thousand per year). For the three and nine months ended September 30, 2017, NMIC paid risk premiums of $1.9 million and $3.3 million, respectively. NMIC did not cede any losses to Oaktown Re.
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
At the time the 2017 ILN Transaction was entered into with Oaktown Re, we evaluated the applicability of the accounting guidance that addresses VIEs. As a result of the evaluation of the 2017 ILN Transaction, we concluded that Oaktown Re is a VIE. However, given that NMIC does not have significant economic exposure in Oaktown Re, we do not consolidate Oaktown Re in our consolidated financial statements.

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
Under the 2016 QSR Transaction, effective September 1, 2016, NMIC ceded premiums related to:
•25% of existing risk written on eligible policies as of August 31, 2016;

•	100% of existing risk under our pool agreement with Fannie Mae; and

•	25% of risk on eligible policies written from September 1, 2016 through December 31, 2017.
The following table shows the amounts related to the 2016 QSR Transaction:

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In Thousands)
Ceded risk-in-force	$2,682,982	$1,778,235	$2,682,982	$1,778,235
Ceded premiums written	(14,389)	(38,977)	(36,715)	(38,977)
Ceded premiums earned	(13,393)	(2,885)	(34,721)	(2,885)
Ceded claims and claims expenses	277	90	887	90
Ceding commission written	2,878	7,795	7,343	7,795
Ceding commission earned	2,581	551	6,921	551
Profit commission	7,758	1,641	19,945	1,641

Ceded premiums written are recorded on the balance sheet as prepaid reinsurance premiums and amortized to ceded premiums earned in a manner consistent with the recognition of income on direct premiums. NMIC receives a 20% ceding commission for premiums ceded pursuant to this transaction. NMIC also receives a profit commission, provided that the loss ratio on the loans covered under the agreement generally remains below 60%, as measured annually. Ceded claims and claims expenses reduce NMIC's profit commission on a dollar-for-dollar basis.
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. NMIC's reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to our 2016 QSR Transaction was $1.2 million as of September 30, 2017.
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
6. Reserves for Insurance Claims and Claims Expenses
We establish reserves to recognize the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. Our method, consistent with industry practice, is to establish reserves only for loans that have been reported to us as having been in default for at least 60 days. Our reserves also include amounts for estimated claims incurred on loans that have been in default for at least 60 days that have not yet been reported to us by the servicers, often referred to as IBNR. As of September 30, 2017, we had reserves for insurance claims and claims expenses of $6.1 million for 350 primary loans in default. During the first nine months of 2017, we paid 16 claims totaling $731 thousand, including two claims totaling $11 thousand covered under the 2016 QSR Transaction.
In 2013, we entered into a pool insurance transaction with Fannie Mae. We only establish reserves for pool risk if we expect claims to exceed the deductible under the pool agreement, which represents the amount of claims absorbed by Fannie Mae before we are obligated to pay any claims. At September 30, 2017, 46 loans in the pool were past due by 60 days or more. These 46 loans

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

represent approximately $3.0 million of risk-in-force (RIF). Due to the size of the remaining deductible of $10.0 million, the low level of notices of default (NODs) reported on loans in the pool through September 30, 2017 and the expected severity (all loans in the pool have loan-to-value ratios (LTVs) under 80%), we have not established any pool reserves for claims or IBNR for the three and nine months ended September 30, 2017 and 2016. In connection with the settlement of pool claims, we applied $368 thousand to the pool deductible through September 30, 2017. We have not paid any pool claims to date. 100% of our pool RIF is reinsured under the 2016 QSR Transaction.
The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claims expenses:

	For the nine months ended September 30,
	2017	2016
	(In Thousands)
Beginning balance	$3,001	$679
Less reinsurance recoverables (1)	(297)	—
Beginning balance, net of reinsurance recoverables	2,704	679

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	3,546	1,803
Prior years (3)	(581)	(214)
Total claims and claims expenses incurred	2,965	1,589

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	—
Prior years (3)	720	225
Total claims and claim expenses paid	720	225

Reserve at end of period, net of reinsurance recoverables	4,949	2,043
Add reinsurance recoverables (1)	1,174	90
Ending balance	$6,123	$2,133
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
The "claims incurred" section of the table above shows claims and claim expenses incurred on NODs for current and prior years, including IBNR reserves. The amount of claims incurred relating to current year NODs represents the estimated amount to be ultimately paid on such loans in default.  We recognized $581 thousand and $214 thousand of favorable prior year development during the nine months ended September 30, 2017 and 2016, respectively, due to NOD cures and ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we learn additional information about individual defaults and claims and continue to observe and analyze loss development trends in our portfolio. Reserves of $1.7 million related to prior year defaults remained as of September 30, 2017.
7. Earnings per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding, while diluted earnings per share is based on the weighted average number of shares of common stock outstanding and common stock equivalents that would be issuable upon the exercise of stock options, other share-based compensation arrangements, and the dilutive effect of

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

outstanding warrants. The following table reconciles the net income and the weighted average shares of common stock outstanding used in the computations of basic and diluted earnings per share of common stock:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
	(In Thousands, except for per share data)
Net income	$12,312	$6,175	$23,816	$4,279

Basic earnings per share	$0.21	$0.10	$0.40	$0.07

Basic weighted average shares outstanding	59,883,629	59,130,401	59,680,166	59,047,758
Dilutive effect of non-vested shares and warrants	3,205,329	1,154,345	3,093,167	814,158
Dilutive weighted average shares outstanding	63,088,958	60,284,746	62,773,333	59,861,916

Diluted earnings per share	$0.20	$0.10	$0.38	$0.07

For the three and nine months ended September 30, 2017, 830,043 and 832,460, respectively, and for the three and nine months ended September 30, 2016, 4,012,046 and 4,326,168, respectively, of our common stock equivalents issued under share-based compensation arrangements were not included in the calculation of diluted earnings per share because they were anti-dilutive. The warrants were not dilutive in 2016.
8. Warrants
We issued 992,000 warrants in connection with our Private Placement. Each warrant gives the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million. Upon exercise of these warrants, the amounts will be treated as additional paid-in capital. No warrants were exercised during the nine months ended September 30, 2017 and 2016. We account for these warrants to purchase our common shares in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity.
9. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 35%. NMIH files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our provision for income taxes for the interim reporting periods are based on an estimated annual effective tax rate for the year ending December 31, 2017. Our effective tax rate on our pre-tax income was 36.9% and 33.3% for the three and nine months ended September 30, 2017, respectively, compared to 1.8% and 2.6% for the comparable 2016 periods. The increase in the effective tax expense for the three and nine months ended September 30, 2017, against the comparable 2016 periods is attributable to the elimination of tax benefits during the comparable 2016 periods due to the recognition of a full valuation allowance which had been recorded to reflect the amount of the deferred taxes that may not be realized. We currently pay no regular federal income tax due to the forecasted utilization of federal net operating loss carryforwards, which were $122.9 million as of December 31, 2016. The interim provision for income taxes include current year alternative minimum tax and changes to deferred tax assets. See Note 1, "Organization and Basis of Presentation - Immaterial Correction of Prior Period Amounts" for further details.

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
NMIC and Re One's combined statutory net loss, statutory surplus, contingency reserve and RTC ratios were as follows:

As of and for the nine months and year ended	September 30, 2017	December 31, 2016
	(In Thousands)
Statutory net loss	$(29,394)	$(26,653)
Statutory surplus	379,160	413,809
Contingency reserve	157,326	90,479
Risk-to-Capital	11.5:1	11.6:1
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
We were formed in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of September 30, 2017, we had master policy relationships with 1,240 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders and internet-sourced lenders. As of September 30, 2017, we had $46.6 billion of total insurance-in-force (IIF), including primary IIF of $43.3 billion, and $10.7 billion of gross RIF, including primary RIF of $10.6 billion.
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
New Insurance Written, Insurance In Force and Risk In Force
New insurance written (NIW) is the aggregate unpaid principal balance of mortgages underpinning new policies written during a given period. NIW is affected by the overall size of the mortgage origination market, the volume of low down payment mortgage originations, the percentage of such low down payment originations covered by private versus public MI or other alternative credit enhancement structures, and our share of the private MI market. NIW, together with persistency, drives our IIF. IIF is the aggregate unpaid principal balance of the mortgages we insure, as reported to us by servicers at a given date, and represents the sum total of NIW from all prior periods less principal payments on insured mortgages and policy cancellations (including for prepayment, nonpayment of premiums and claims payment). RIF is related to IIF, and represents the aggregate amount of coverage we provide on all outstanding policies at a given date. RIF is calculated as the sum total of the coverage percentage of each individual policy in our portfolio applied to the unpaid principal balance of such insured mortgage. RIF is affected by IIF and the LTV profile of our insured mortgages, with lower LTV loans generally having a lower coverage percentage and higher LTV loans having a higher coverage percentage. Gross RIF represents RIF without any consideration of the impact of reinsurance. Net RIF represents RIF net of ceded risk and is therefore affected by our reinsurance agreements.

Net Premiums Written and Net Premiums Earned
Our objective is to achieve a mid-teens return on PMIERs required assets and we set our premium rates on individual policies based on the risk characteristics of the underlying mortgage loans and borrowers, and in accordance with our filed rates and applicable rating rules. See " - GSE Oversight," below for a discussion of the PMIERs financial requirements.
Premiums are generally fixed over the estimated life of the underlying loans. Net premiums written are equal to gross premiums written minus ceded premiums written under our reinsurance arrangements. As a result, net premiums written are generally influenced by:

•	NIW;

•	premium rates and premium payment type, which are either single, monthly or annual premiums, as described below;

•
cancellation rates of our insurance policies, which are impacted by payments or prepayments on mortgages, refinancings (which are affected by mortgage interest rates), levels of claims payments and home prices;

•	cession of premiums under reinsurance arrangements.
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is initially recorded as unearned premium and earned over the estimated life of the policy. A majority of our single premium policies in force as of September 30, 2017 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our net premiums earned and profitability. Generally, faster speeds of mortgage prepayment lead to lower persistency. Prepayment speeds and the relative mix of business between single and monthly premium policies also impact our profitability. Our premium rates include certain assumptions regarding repayment or prepayment speeds of the mortgages underlying our policies. Because premiums are paid at origination on single premium policies and substantially all of our single premium policies are non-refundable on cancellation, assuming all other factors remain constant, if single premium loans are prepaid earlier than expected, our profitability on these loans is likely to increase and, if loans are repaid slower than expected, our profitability on these loans is likely to decrease. By contrast, if monthly premium loans are repaid earlier than anticipated, we do not earn any more premium with respect to those loans and, unless we replace the repaid monthly premium loan with a new loan, our profitability is likely to decline.
Effect of reinsurance on our results
We utilize third-party reinsurance to actively manage our risk, ensure PMIERs compliance and support the growth of our business. We currently have both quota share and excess-of-loss reinsurance agreements in place, which impact our results of operations and regulatory capital and PMIERs asset positions. Under a quota share reinsurance agreement, the reinsurer receives a premium in exchange for covering an agreed-upon portion of incurred losses. Such a quota share arrangement reduces net premiums written and earned and also reduces net RIF, providing capital relief to the ceding insurance company and reducing incurred claims in accordance with the terms of the reinsurance agreement. In addition, reinsurers typically pay ceding commissions as part of quota share transactions, which offset the ceding company’s underwriting expenses. Certain quota share agreements include profit commissions that are earned based on loss performance and serve to reduce ceded premiums. Under an excess-of-loss agreement, the ceding insurer is typically responsible for losses up to an agreed-upon threshold and the reinsurer then provides coverage in excess of such threshold up to a maximum agreed-upon limit. In general, there are no ceding commissions under excess-of-loss reinsurance agreements. We expect to continue to evaluate reinsurance opportunities in the normal course of business.
In September 2016, NMIC entered into the 2016 QSR Transaction. Under the terms of the 2016 QSR Transaction, NMIC (1) ceded 100% of the risk relating to our pool agreement with Fannie Mae and (2) ceded or will cede 25% of the risk relating to eligible primary insurance policies written between September 1, 2016 and December 31, 2017, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims.
In May 2017, NMIC secured $211.3 million of aggregate excess-of-loss reinsurance coverage at inception for an existing portfolio of MI policies written from 2013 through December 31, 2016, through a mortgage insurance-linked notes offering by

Oaktown Re. The reinsurance coverage amount under the terms of the 2017 ILN Transaction decreases from $211.3 million at inception over a ten-year period as the underlying covered mortgages amortize and was $185 million as of September 30, 2017. For the coverage period, NMIC will retain the first layer of $126.8 million of aggregate losses and Oaktown Re will then provide a second layer of coverage up to the outstanding reinsurance coverage amount. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
See, Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance" for further discussion of these third-party reinsurance arrangements.
Portfolio Data
The following table presents primary and pool NIW and IIF as of the dates and for the periods indicated. Unless otherwise noted, the tables below do not include the effects of our third-party reinsurance arrangements described above.

Primary and pool IIF and NIW	As of and for the three months ended				For the nine months ended
	September 30, 2017		September 30, 2016		September 30, 2017	September 30, 2016
	IIF	NIW	IIF	NIW	NIW
		(In Millions)
Monthly	$28,707	$4,833	$16,038	$4,162	$11,824	$10,354
Single	14,552	1,282	12,190	1,695	2,887	5,595
Primary	43,259	6,115	28,228	5,857	14,711	15,949

Pool	3,330	—	3,826	$—	—	—
Total	$46,589	$6,115	$32,054	$5,857	$14,711	$15,949
For the three months ended September 30, 2017, primary NIW increased 4%, compared to the same period in 2016, primarily because of the growth within and an expansion of our customer base. Primary NIW decreased 8% for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, due to a reduction in our single policy production, driven primarily by actions we initiated to reduce the concentration of single policies in our product mix, partially offset by growth in our monthly policy volume. For the three and nine months ended September 30, 2017, monthly premium NIW increased 16% and 14%, respectively, compared to the same periods a year ago, driven primarily by the growth of our customer base.
For the nine months ended September 30, 2017, 80% of our NIW related to monthly premium policies. As of September 30, 2017, monthly premium policies accounted for 66% of our primary IIF, as compared to 60% at December 31, 2016 and 57% at September 30, 2016. We expect the break-down of monthly premium policies and single premium policies (which we refer to as "mix") in our primary IIF to continue to trend toward our current NIW mix over time. Our total IIF increased 45% as of September 30, 2017 compared to September 30, 2016, primarily because of our NIW generated between such measurement dates and higher persistency of our policies in force.
The following table presents net premiums written and earned for the periods indicated.

Primary and pool premiums written and earned	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In Thousands)
Net premiums written (1)	$47,716	$9,199	$122,105	$96,190
Net premiums earned (1)	44,519	31,808	115,661	77,656
(1) Net premiums written and earned are reported net of reinsurance.
For the three and nine months ended September 30, 2017, net premiums written increased 419% and 27%, respectively, and net premiums earned increased 40% and 49%, respectively, compared to the same periods in 2016. The increases in net premiums written are due to growth of our monthly policy production and IIF and the initial cession of premiums written on IIF at the inception of the 2016 QSR Transaction, partially offset by the decrease in single premium NIW. The increases in net premiums earned are primarily due to growth in our monthly policy production and IIF, partially offset by cessions under the 2016 QSR Transaction and 2017 ILN Transaction and, compared to the same periods in 2016, reductions in our single premium policy production and earnings from cancellations. Pool premiums written and earned for the three and nine months ended September 30, 2017 were $0.9 million and $2.9 million, respectively, before the effects of the 2016 QSR Transaction.
Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the date and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	($ Values In Millions)
New insurance written	$6,115	$5,037	$3,559	$5,240	$5,857
New risk written	1,496	1,242	868	1,244	1,415
Insurance in force (1)	43,259	38,629	34,779	32,168	28,228
Risk in force (1)	10,572	9,417	8,444	7,790	6,847
Policies in force (count) (1)	180,089	161,195	145,632	134,662	119,002
Average loan size (1)	$0.240	$0.240	$0.239	$0.239	$0.237
Weighted-average coverage (2)	24.4%	24.4%	24.3%	24.2%	24.3%
Loans in default (count)	350	249	207	179	115
Percentage of loans in default	0.2%	0.2%	0.1%	0.1%	0.1%
Risk in force on defaulted loans	$19	$14	$12	$10	$6
Average premium yield (3)	0.43%	0.41%	0.40%	0.44%	0.48%
Earnings from cancellations	$4.3	$3.8	$2.5	$5.1	$5.8
Annual persistency	85.1%	83.1%	81.3%	80.7%	81.8%
Quarterly run-off (4)	3.8%	3.4%	2.9%	4.6%	5.3%

(1)	Reported as of the end of the period.

(2)	Calculated as end of period RIF divided by IIF.

(3)	Calculated as net primary and pool premiums earned, net of reinsurance, divided by average gross primary IIF for the period, annualized.

(4)	Defined as the percentage of IIF that is no longer on our books after any three-month period.
The table below presents a summary of the change in total primary IIF during the periods indicated.

Primary IIF	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In Millions)
IIF, beginning of period	$38,629	$23,624	$32,168	$14,824
NIW	6,115	5,857	14,711	15,949
Cancellations and other reductions	(1,485)	(1,253)	(3,620)	(2,545)
IIF, end of period	$43,259	$28,228	$43,259	$28,228

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
The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of September 30, 2017		As of September 30, 2016
	IIF	RIF	IIF	RIF
	(In Millions)
September 30, 2017	$14,315	$3,508	$—	$—
2016	18,684	4,520	15,433	3,719
2015	8,742	2,167	10,679	2,610
2014	1,479	368	2,062	505
2013	39	9	54	13
Total	$43,259	$10,572	$28,228	$6,847
We utilize certain risk principles that form the basis of how we underwrite and originate primary NIW. We manage our portfolio credit risk by using several loan eligibility matrices which prescribe the maximum LTV, minimum borrower credit score, maximum borrower debt-to-income ratio, maximum loan size, property type, loan type, loan term and occupancy status of loans that we will insure. Our loan eligibility matrices, as well as all of our detailed underwriting guidelines, are contained in our Underwriting Guideline Manual that is publicly available on our website. Our eligibility criteria and underwriting guidelines are designed to mitigate the layered risk inherent in a single insurance policy. "Layered risk" refers to the accumulation of borrower, loan and property risk. For example, we have higher credit score and lower maximum allowed LTV requirements for investor-owned properties, compared to owner-occupied properties. We monitor the concentrations of various risk attributes in our insurance portfolio, which may change over time, in part, as a result of regional conditions or public policy shifts.
The tables below present our primary NIW by FICO, LTV and purchase/refinance mix for the periods indicated. We calculate the LTV of a loan as the percentage of the original loan amount to the original value of the property securing the loan.

Primary NIW by FICO	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ In Millions)
>= 760	$2,806	$2,975	$6,865	$8,418
740-759	934	934	2,277	2,606
720-739	807	725	1,889	1,870
700-719	697	588	1,662	1,540
680-699	456	387	1,088	940
<=679	415	248	930	575
Total	$6,115	$5,857	$14,711	$15,949
Weighted average FICO	747	753	748	754

Primary NIW by LTV	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ In Millions)
95.01% and above	$722	$347	$1,470	$918
90.01% to 95.00%	2,714	2,557	6,623	7,005
85.01% to 90.00%	1,765	1,844	4,372	4,996
85.00% and below	914	1,109	2,246	3,030
Total	$6,115	$5,857	$14,711	$15,949
Weighted average LTV	92.3%	91.7%	92.2%	91.6%

Primary NIW by purchase/refinance mix	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In Millions)
Purchase	$5,387	$4,400	$12,889	$11,518
Refinance	728	1,457	1,822	4,431
Total	$6,115	$5,857	$14,711	$15,949
The tables below present our total primary IIF and RIF by FICO and LTV and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of
	September 30, 2017		September 30, 2016
	($ Values In Millions)
>= 760	$21,329	49%	$14,258	50%
740-759	6,983	16	4,612	16
720-739	5,547	13	3,648	13
700-719	4,505	10	2,813	10
680-699	2,942	7	1,863	7
<=679	1,953	5	1,034	4
Total	$43,259	100%	$28,228	100%

Primary RIF by FICO	As of
	September 30, 2017		September 30, 2016
	($ Values In Millions)
>= 760	$5,251	50%	$3,470	51%
740-759	1,713	16	1,130	17
720-739	1,349	13	887	13
700-719	1,092	10	680	10
680-699	707	7	443	6
<=679	460	4	237	3
Total	$10,572	100%	$6,847	100%

Primary IIF by LTV	As of
	September 30, 2017		September 30, 2016
	($ Values In Millions)
95.01% and above	$3,038	7%	$1,363	5%
90.01% to 95.00%	19,562	45	12,644	45
85.01% to 90.00%	13,437	31	9,157	32
85.00% and below	7,222	17	5,064	18
Total	$43,259	100%	$28,228	100%

Primary RIF by LTV	As of
	September 30, 2017		September 30, 2016
	($ Values In Millions)
95.01% and above	$822	8%	$380	6%
90.01% to 95.00%	5,722	54	3,725	54
85.01% to 90.00%	3,205	30	2,174	32
85.00% and below	823	8	568	8
Total	$10,572	100%	$6,847	100%

Primary RIF by Loan Type	As of
	September 30, 2017	September 30, 2016

Fixed	98%	98%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	2	2
Total	100%	100%
The table below shows selected primary portfolio statistics, by book year, as of September 30, 2017.

	As of September 30, 2017
Book year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative default rate (2)
	($ Values in Millions)
2013	$162	$39	24%	655	201	—	1	0.2%	0.2%
2014	3,451	1,479	43%	14,786	7,451	54	9	3.8%	0.4%
2015	12,422	8,742	70%	52,548	39,727	164	14	2.9%	0.3%
2016	21,187	18,684	88%	83,626	76,095	119	3	1.6%	0.1%
2017	14,711	14,315	97%	57,800	56,615	13	—	0.5%	—
Total	$51,933	$43,259		209,415	180,089	350	27

(1)	The ratio of total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.

(2)	The sum of the number of claims paid ever to date and number of loans in default as of the end of the period divided by policies ever in force.
Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the periods indicated. As of September 30, 2017, our RIF continues to be relatively more concentrated in California, primarily as a result of the location and timing of the acquisition of new customers. The distribution of risk as of September 30, 2017 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of
	September 30, 2017	September 30, 2016
California	13.6%	13.2%
Texas	7.6	6.8
Virginia	5.6	6.6
Arizona	4.4	3.8
Florida	4.3	4.7
Colorado	3.8	4.0
Michigan	3.7	3.9
Pennsylvania	3.6	3.6
Utah	3.6	3.6
Maryland	3.6	3.6
Total	53.8%	53.8%
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
Reserves are established by estimating the number of loans in default that will result in a claim payment, which is referred to as claim frequency, and the amount of the claim payment expected to be paid on each such loan in default, which is referred to as claim severity. Claim frequency and severity estimates are established based on historical observed experience regarding certain loan factors, such as age of the default, cure rates, size of the loan and estimated change in property valuation. Reserves are released the month in which a loan in default is brought current by the borrower, which is referred to as a cure. Adjustments to reserve estimates are reflected in the period in which the adjustment is made. Reserves are also ceded to reinsurers under our 2016 QSR Transaction. We will not cede reserves to the reinsurer under the 2017 ILN Transaction unless losses exceed our retained coverage layer. Reserves are not established for future claims on insured loans which are not currently in default.
We expect our insurance claims and claims expenses to be relatively low in the near-term. Based on our experience and industry data, we believe that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of September 30, 2017, over 95% of our primary IIF was related to business written since January 1, 2015. Additionally, our pool insurance agreement with Fannie Mae contains a claim deductible through which Fannie Mae absorbs specified losses before we are obligated to pay any claims. We have not established any pool reserves for claims or IBNR to date. Although the claims experience on new primary insurance written by us to date has been favorable, we expect incurred claims to increase as a greater amount of our existing insured portfolio reaches its anticipated period of highest claim frequency. We estimate that the loss ratio over the life of our existing insured portfolio will be between 20% and 25% of earned premiums, and we price to that expectation.
The actual claims we incur as our portfolio matures are difficult to predict and depend on the specific characteristics of our current in-force book (including the credit score of the borrower, the LTV ratio of the mortgage and geographic concentrations, among others), as well as the profile of new business we write in the future. In addition, claims experience will be affected by future macroeconomic factors such as housing prices, interest rates and employment. To date, our claims experience is developing at a slower pace than historical trends indicate, as a result of high quality underwriting, a strong macroeconomic environment and a favorable housing market. For additional discussion of our reserves, see, Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 6, Reserves for Insurance Claims and Claims Expenses."
We insure mortgages for homes in areas that have been impacted by recent natural disasters, including hurricanes Harvey and Irma and the fires in Northern California. We do not provide coverage for property or casualty claims related to physical damage of a home underpinning an insured mortgage. We anticipate that we will experience an increase in NODs on insured loans in the impacted areas. Our ultimate claims exposure will depend on the number of NODs received, proximate cause of each default and cure rate of the NOD population. In the event of natural disasters, cure rates are influenced by the adequacy of homeowners and flood insurance carried on a related property, and a borrower's access to aid from government entities and private organizations, in addition to other factors which generally impact cure rates in unaffected areas.
The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claims expenses.

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In Thousands)
Beginning balance	$5,048	$1,475	$3,001	$679
Less reinsurance recoverables (1)	(899)	—	(297)	—
Beginning balance, net of reinsurance recoverables	4,149	1,475	2,704	679

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	1,215	690	3,546	1,803
Prior years (3)	(258)	(29)	(581)	(214)
Total claims and claims expenses incurred	957	661	2,965	1,589

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	—	—	—
Prior years (3)	157	93	720	225
Total claims and claim expenses paid	157	93	720	225

Reserve at end of period, net of reinsurance recoverables	4,949	2,043	4,949	2,043
Add reinsurance recoverables (1)	1,174	90	1,174	90
Ending balance	$6,123	$2,133	$6,123	$2,133
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
The "claims incurred" section of the table above shows claims and claim expenses incurred on NODs for current and prior years, including IBNR reserves. The amount of claims incurred relating to current year NODs represents the estimated amount to be ultimately paid on such loans in default. The decreases during the periods presented in reserves held for prior year defaults represent favorable development and are generally the result of ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we learn additional information about individual defaults and claims and continue to observe and analyze loss development trends in our portfolio.

The following table provides a reconciliation of the beginning and ending count of loans in default for the periods indicated.

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Beginning default inventory	249	79	179	36
Plus: new defaults	208	69	479	158
Less: cures	(103)	(30)	(292)	(73)
Less: claims paid	(4)	(3)	(16)	(6)
Ending default inventory	350	115	350	115
The increase in the ending default inventory at September 30, 2017 compared to September 30, 2016 was primarily due to an increase in the number of policies in force and expected loss development of our portfolio.
The following table provides details of our claims paid, before giving effect to claims paid under the 2016 QSR Transaction, for the three and nine months ended September 30, 2017 and September 30, 2016.

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ Values In Thousands)
Number of claims paid	4	3	16	6
Total amount paid for claims	$160	$93	$731	$225
Average amount paid per claim	$40	$31	$46	$32
Severity(1)	73%	53%	83%	62%
(1) Severity represents the total amount of claims paid divided by the related RIF on the loan at the time the claim is perfected.

The increase in the number of claims paid for the three and nine months ended September 30, 2017 compared to the same periods ended September 30, 2016 is due to an increase in our default inventory. We expect the severity of claims we receive to be between 85% and 95% of the coverage amount. We believe our severity is below long-term expectations due to home price appreciation in recent periods.

Average reserve per default:	As of September 30, 2017	As of September 30, 2016
	(In Thousands)
Case (1)	$16	$17
IBNR	1	1
Total	$17	$18
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
Under the PMIERs financial requirements, Approved Insurers must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an Approved Insurers net RIF, calculated by applying on a loan-

by-loan basis certain risk-based factors derived from tables set out in the PMIERs to the net RIF, and other transactional adjustments approved by the GSEs, such as with respect to our 2017 ILN Transaction and 2016 QSR Transaction. The risk-based required asset amount for primary insurance is subject to a floor of 5.6% of total, performing, primary RIF, and the risk-based required asset amount for pool insurance considers both the factors in the tables and the net remaining stop loss for each pool insurance policy. The PMIERs financial requirements also increase the amount of available assets that must be held by an Approved Insurer for LPMI policies originated on or after January 1, 2016.
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
The following table provides a comparison of the PMIERs financial requirements as reported by NMIC as of the dates indicated.

	As of
	September 30, 2017	September 30, 2016
	(In Thousands)
Available assets	$495,182	$488,635
Risk-based required assets	356,207	320,609
The increase in available assets as of September 30, 2017 compared to September 30, 2016 is driven by the positive cash flow from operations and amortization of unearned premium reserves. The increase in the risk-based required asset amount is due to the growth of our RIF, offset by the cession of risk relating to our third-party reinsurance agreements.
Capital Position of Our Insurance Subsidiaries and Financial Strength Ratings
In addition to GSE-imposed asset requirements, NMIC is also subject to state regulatory minimum capital requirements based on its RIF. While formulations of this minimum capital may vary by jurisdiction, the most common measure allows for a maximum permitted RTC ratio of 25:1.
As of September 30, 2017, NMIC's primary RIF, net of reinsurance, was approximately $6.2 billion. NMIC ceded 100% of its pool RIF pursuant to the 2016 QSR Transaction. Based on NMIC's total statutory surplus of $502.6 million (including contingency reserves) as of September 30, 2017, NMIC's RTC ratio was 12.3:1. Re One had total statutory capital of $33.9 million as of September 30, 2017, with a RTC ratio of 0.7:1. We continuously monitor our compliance with state capital requirements.
In August 2017, Moody's Investors Service (Moody's) re-affirmed its "Ba1" financial strength rating for NMIC and its B2 rating of NMIH's $150 million Term Loan. Moody's outlook for both ratings changed from " stable" to " positive." In July 2017, S&P re-affirmed its "BBB-" financial strength and long-term counter-party credit ratings on NMIC and its"BB-" long-term counter-party credit rating on NMIH. S&P's outlook for both companies is "positive."
Competition
The MI industry is highly competitive and currently consists of six private mortgage insurers, including NMIC, as well as governmental agencies like the FHA and the VA. Private MI companies compete based on service, customer relationships, underwriting and other factors, including price. We expect the MI market to remain competitive, with pressure for industry participants to grow or maintain their market share.
The private MI industry overall competes more broadly with government entities who significantly increased their presence in the MI market following the financial crisis. Although there has been broad policy consensus toward the need for private capital to play a larger role and government credit risk to be reduced in the U.S. housing finance system, it remains difficult to predict whether the combined market share of governmental agencies such as the FHA and VA will recede to historical levels. A range of factors influence a lender's decision to choose private MI over governmental insurance options, including among others, premium rates and other charges, loan eligibility requirements, cancelability, loan size limits and the relative ease of use of private MI products compared to governmental alternatives.

Consolidated Results of Operations

Consolidated statements of operations	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues	(In Thousands)
Net premiums earned	$44,519	$31,808	$115,661	$77,656
Net investment income	4,170	3,544	11,885	10,117
Net realized investment gains (losses)	69	66	198	(758)
Other revenues	195	102	461	172
Total revenues	48,953	35,520	128,205	87,187
Expenses
Insurance claims and claims expenses	957	664	2,965	1,592
Underwriting and operating expenses	24,645	24,037	78,682	69,943
Total expenses	25,602	24,701	81,647	71,535
Other expense
Loss from change in fair value of warrant liability	(502)	(797)	(679)	(187)
Interest expense	(3,352)	(3,733)	(10,146)	(11,072)
Income before income taxes	19,497	6,289	35,733	4,393
Income tax expense	7,185	114	11,917	114
Net income	$12,312	$6,175	$23,816	$4,279

Loss ratio(1)	2.1%	2.1%	2.6%	2.1%
Expense ratio(2)	55.4%	75.6%	68.0%	90.1%
Combined ratio	57.5%	77.7%	70.6%	92.2%
(1) Loss ratio is calculated by dividing the provision for insurance claims and claims expenses by net premiums earned.
(2) Expense ratio is calculated by dividing other underwriting and operating expenses by net premiums earned.
Revenues
For the three and nine months ended September 30, 2017, net premiums earned increased $12.7 million or 40% and $38.0 million or 49%, respectively, compared to the corresponding three and nine months ended September 30, 2016. The increase in both periods is primarily due to the continued growth in our monthly policy production and IIF, partially offset by the effects of the 2016 QSR Transaction and 2017 ILN Transaction and reductions in our single policy production and earnings from early policy cancellations.
For the three and nine months ended September 30, 2017, net investment income increased $0.6 million and $1.8 million, respectively, compared to the three and nine months ended September 30, 2016, due to an increase in the size of and improved yields on our total investment portfolio.
Expenses
We recognize insurance claims and claims expenses in connection with the loss experience of our insured portfolio and incur other underwriting and operating expenses, including employee compensation and benefits, policy acquisition costs, and technology, professional services and facilities expenses, in connection with the development and operation of our business.

Insurance claims and claims expenses increased $0.3 million and $1.4 million for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016, as a result of an increase in our NODs, primarily due to an increase in the number of policies in force year-over-year and expected loss development of our portfolio. The increase in claims and claims expenses for the three and nine months ended September 30, 2017 was offset by the partial release of reserves related to prior year defaults.
Underwriting and operating expenses increased $0.6 million or 3%, and $8.7 million or 12% for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016. Employee compensation accounts for the majority of our operating expenses. We increased the size of our workforce from 273 employees as of September 30, 2016 to 298 employees as of September 30, 2017 to support the growth of our business, particularly our sales and operating functions. Underwriting and operating expenses for the nine months ended September 30, 2017 also reflect $4.8 million of operating expenses related to the 2017 ILN Transaction and amendment of the Credit Agreement.
We incurred interest expense related to the Term Loan of $3.4 million and $10.1 million for the three and nine months ended September 30, 2017, respectively, compared to interest expense of $3.7 million and $11.1 million for the three and nine months ended September 30, 2016, respectively. Interest expense declined in connection with the amendment of our Credit Agreement which we completed in February 2017, which among other items, reduced the interest rate payable on the Term Loan. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Term Loan."
Income Tax
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 35%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries.
Our provision for income taxes for the interim reporting periods are based on an estimated annual effective tax rate for the year ending December 31, 2017. We currently pay no regular federal income tax due to the forecasted utilization of federal net operating loss carryforwards, which were $122.9 million as of December 31, 2016. The interim provision for income taxes include current year alternative minimum tax and changes to deferred tax assets. Our effective tax rate on our pre-tax income was 36.9% for the three months ended September 30, 2017, compared to 1.8% for the comparable 2016 period. Our effective tax rate on our pre-tax income was 33.3% for the nine months ended September 30, 2017, compared to our effective tax rate on our pre-tax income of 2.6% for the comparable 2016 period. The difference between our statutory tax rate and our effective tax rates for the three and nine months ended September 30, 2017 is due to a discrete tax benefit associated with excess tax benefits for restricted stock units that were recognized during the periods as a result of the adoption of ASU 2016-09 in the prior quarter. See Item 1, "Financial Statements - Notes to Consolidated Financial Statements - Note 1, Organization and Basis of Presentation - Change in Accounting Principle." We expect our effective tax rate to return to approximately the statutory tax rate for the year ending December 31, 2017. From inception through September 30, 2016, we had evaluated the realizability of our net deferred tax assets on a quarterly basis and concluded that it was more-likely-than-not that our net deferred tax assets may not be realized and recognized a full valuation allowance against net deferred tax assets.

Consolidated balance sheets	September 30, 2017	December 31, 2016 (1)
	(In Thousands)
Total investment portfolio	$692,729	$628,969
Cash and cash equivalents	20,698	47,746
Premiums receivable	21,056	13,728
Deferred policy acquisition costs, net	36,101	30,109
Software and equipment, net	21,767	20,402
Prepaid reinsurance premiums	39,915	37,921
Deferred tax asset, net	38,490	51,434
Other assets	15,856	9,588
Total assets	$886,612	$839,897
Term loan	$143,969	$144,353
Unearned premiums	161,345	152,906
Accounts payable and accrued expenses	22,028	25,297
Reserve for insurance claims and claims expenses	6,123	3,001
Reinsurance funds withheld	33,105	30,633
Deferred ceding commission	4,971	4,831
Warrant liability	4,046	3,367
Total liabilities	375,587	364,388
Total shareholders' equity	511,025	475,509
Total liabilities and shareholders' equity	$886,612	$839,897
(1) The 2016 prior period balance sheet has been revised. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 1, Organization and Basis of Presentation. Immaterial Correction of Prior Period Amounts" for further details.
As of September 30, 2017, we had approximately $713.4 million in cash and investments, including $61.7 million held at NMIH. The increase in cash and investments from year-end 2016 primarily relates to cash generated from operations.
Net deferred policy acquisition costs were $36.1 million as of September 30, 2017, compared to $30.1 million at December 31, 2016. The increase was driven by the deferment of certain costs associated with polices written during the nine months ended September 30, 2017, partially offset by the amortization of previously deferred acquisition costs and the capitalization of ceding commissions associated with the 2016 QSR Transaction during the period.
Unearned premiums increased $8.4 million to $161.3 million as of September 30, 2017, primarily due to single premium policy origination during the period, offset by the amortization through earnings of existing unearned premiums in accordance with the expiration of risk on the related policies and the cancellation of other single premium policies.
Other assets balance increased $6.3 million to $15.9 million as of September 30, 2017, primarily due to $3.3 million of pending proceeds from the sale of short-term investments in September and a $1.2 million increase in accrued investment income as a result of an increase in the size of our investment portfolio.
Accounts payable and accrued expenses decreased to $22.0 million as of September 30, 2017, from $25.3 million at December 31, 2016. The balance consists of expenses to be paid within the next 12 months and decreased as a result of lower operating accruals and lower accrued interest due to a lower interest rate on the Term Loan.
Reinsurance funds withheld was $33.1 million as of September 30, 2017, representing the net of our ceded reinsurance premiums written, less our profit and ceding commission receivables related to the 2016 QSR Transaction. The increase in reinsurance funds withheld of $2.5 million from December 31, 2016, was a result of increased ceded premiums written. See, Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance."

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the nine months ended September 30,
	2017	2016
Net cash (used in) provided by:	(In Thousands)
Operating activities	$41,778	$52,212
Investing activities	(66,553)	(63,714)
Financing activities	(2,273)	(1,293)
Net decrease in cash and cash equivalents	$(27,048)	$(12,795)
Net cash provided by operating activities was $41.8 million for the nine months ended September 30, 2017, compared to $52.2 million in the same period in 2016. The decrease in cash generated from operating activities was primarily caused by increased operating expenses in connection with employee compensation and benefits costs and higher claims paid due to an increase in our default inventory offset by growth in net premiums written.
Cash used in investing activities for the periods presented was driven by the purchase of fixed and short-term maturities during those periods.
The $1 million increase in cash used in financing activities for the nine months ended September 30, 2017 compared to the same period ended September 30, 2016, was primarily due to an increase in taxes paid related to the net share settlement of employee equity awards.
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
As of September 30, 2017, NMIH had $61.7 million of cash and investments. NMIH's principal source of operating cash is investment income and in the future could include dividends from NMIC, if available and permitted under law and by the GSEs.
NMIH has entered into tax and expense-sharing agreements with its subsidiaries which have been approved by the Wisconsin OCI, but such approval may be changed or revoked at any time. With the Wisconsin OCI's approval, NMIH began allocating the interest expense on its Term Loan to NMIC in the first quarter of 2017, consistent with the benefits NMIC received when NMIH down-streamed the loan proceeds to NMIC.
NMIC's ability to pay dividends to NMIH is subject to insurance department notice or approval. Under Wisconsin law, NMIC may pay dividends up to specified levels (i.e., "ordinary" dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts, or "extraordinary" dividends, are subject to the Wisconsin OCI's prior approval. Under Wisconsin insurance laws, an extraordinary dividend is defined as any payment or distribution that together with other dividends and distributions made within the preceding 12 months exceeds the lesser of (i) 10% of the insurer’s statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the 12-month period ending the preceding December 31. NMIC has never paid any dividends to NMIH. NMIC reported a statutory net loss for the twelve months ended December 31, 2016 and currently cannot pay any dividends to NMIH without the prior approval of the Wisconsin OCI. Certain other states in which NMIC is licensed also have statutes or regulations that restrict its ability to pay dividends.
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

In November 2015, NMIH entered into the Credit Agreement for the Term Loan. On February 10, 2017, NMIH amended the Credit Agreement, (Amendment No. 1) to reduce the interest rate and extend the maturity date of the Term Loan from November 10, 2018 to November 10, 2019. The amended Term Loan bears interest at the Eurodollar Rate, as defined in the Credit Agreement and subject to a 1.00% floor, plus an annual margin rate of 6.75%, payable monthly or quarterly based on our interest rate election. The Credit Agreement contains various restrictive covenants and required financial ratios and tests (which were not modified by Amendment No. 1) that we are required to meet or maintain. These covenants include, but are not limited to the following: a maximum debt-to-total capitalization ratio (as defined therein) of 35%, maximum RTC ratio of 22.0:1.0, minimum liquidity (as defined therein) of $27.4 million as of September 30, 2017, compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and minimum shareholders' equity requirements. In October 2017, NMIH further amended the Credit Agreement to remove a covenant that required NMIH to maintain liquidity (as defined therein) in an aggregate amount no less than all remaining interest payments due under the Term Loan, while retaining the requirement to maintain minimum liquidity (as defined therein) in an amount no less than all remaining principle amortization payments due under the Term Loan, estimated to be $3 million as of the date of this report (not including the amount due at the maturity date).
Consolidated Investment Portfolio
Our primary objectives with respect to our investment portfolio are to preserve capital and generate investment income, while  maintaining sufficient liquidity to cover our operating needs.  We aim to achieve diversification as to type, quality, maturity, industry, and issuer that maximizes the after-tax return on investments. We have adopted an investment policy that defines, among other things, eligible and ineligible investments, concentration limits for asset types, industry sectors, single issuers, and certain credit ratings, and benchmarks for asset duration.
Substantially all of our investment portfolio is held in fixed maturity instruments. As of September 30, 2017, the fair value of our investment portfolio was $692.7 million. We also had an additional $20.7 million of cash and equivalents as of September 30, 2017. Pre-tax book yield on the portfolio for the nine months ended September 30, 2017 was 2.3%. The book yield is calculated as period-to-date net investment income divided by average amortized cost of the investment portfolio. Yield on the investment portfolio is likely to change over time based on movements in interest rates, the duration or mix of our investment portfolio and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value		September 30, 2017	December 31, 2016
1.	Corporate debt securities	57%	52%
2.	U.S. treasury securities and obligations of U.S. government agencies	9	9
3.	Asset-backed securities	14	17
4.	Cash, cash equivalents, and short-term investments	7	16
5.	Municipal debt securities	13	6
	Total	100%	100%
The ratings of our investment portfolio were:

Investment portfolio ratings at fair value	September 30, 2017	December 31, 2016
AAA	19%	24%
AA(1)	21	19
A(1)	45	44
BBB(1)	15	13
Total	100%	100%
(1) Include +/– ratings.
The ratings above are provided by one or more of: Moody's, S&P and Fitch Ratings. If three ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.

Other Items
Off-Balance Sheet Arrangements and Contractual Obligations
We had no material off-balance sheet arrangements as of September 30, 2017. In connection with the 2017 ILN Transaction, we have certain future contractual commitments to Oaktown Re, a special purpose VIE that is not consolidated in our financial results. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 1, Organization and Basis of Presentation - Variable interest entity" and "Note 5, Reinsurance."
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
The carrying value of our investment portfolio as of September 30, 2017 and December 31, 2016 was $693 million and $629 million, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of September 30, 2017, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.95 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.95% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 4.13 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.13% in fair value of our fixed income portfolio.
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
Our management, including our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2017, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective, due to the existence of a material weakness in the design and operating effectiveness of an internal control related to reconciliation support used to validate our deferred tax inventory. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis. As described in Item 1, "Financial Statements - Notes to Consolidated Financial Statements - Note 1, Organization and Basis of Presentation - Immaterial Correction of Prior Period Amounts," above, we detected a $1.8 million error in the deferred tax balance that was immaterial to the 2016 financial statements. Notwithstanding the material weakness identified, our management has concluded that the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented. In addition, there were no material errors in our financial results or balances identified as a result of this control deficiency, and accordingly, amendment of our 2016 Form 10-K is not required.
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

NMI HOLDINGS, INC.
November 1, 2017	By: /s/ Adam Pollitzer
Name: Adam Pollitzer Title: Chief Financial Officer and Duly Authorized Signatory

EXHIBIT INDEX

Exhibit Number	Description

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
4.2
Registration Rights Agreement between NMI Holdings, Inc. and FBR Capital Markets & Co., dated April 24, 2012 (incorporated herein by reference to Exhibit 4.2 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

4.3
Registration Rights Agreement by and between MAC Financial Ltd. and NMI Holdings, Inc., dated April 24, 2012 (incorporated herein by reference to Exhibit 4.3 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

4.4
Registration Rights Agreement between FBR & Co., FBR Capital Markets LT, Inc., FBR Capital Markets & Co., FBR Capital Markets PT, Inc. and NMI Holdings, Inc., dated April 24, 2012 (incorporated herein by reference to Exhibit 4.4 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

4.5
Warrant No. 1 to Purchase Common Stock of NMI Holdings, Inc. issued to FBR Capital Markets & Co., dated June 13, 2013 (incorporated herein by reference to Exhibit 4.5 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

4.6
Form of Warrant to Purchase Common Stock of NMI Holdings, Inc. issued to former stockholders of MAC Financial Ltd. (incorporated herein by reference to Exhibit 4.6 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

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

10.11 ~	Offer Letter by and between NMI Holdings, Inc. and Glenn Farrell, effective December 4, 2014 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 9, 2014)
10.12 ~	Offer Letter by and between NMI Holdings, Inc. and William Leatherberry, dated July 11, 2014 (incorporated herein by reference to Exhibit 10.10 to our Form 10-Q, filed on April 28, 2016)
10.13 ~	Offer Letter by and between NMI Holdings, Inc. and Adam Pollitzer, dated February 1, 2017 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 3, 2017)
10.14 ~
Form of Indemnification Agreement between NMI Holdings, Inc. and its directors and certain executive officers (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on November 25, 2014)

10.15 +
Commitment Letter dated July 12, 2013 for Bulk Fannie Mae-Paid Loss-on-Sale Mortgage Insurance on the Portfolio of approximately $5.46 billion Purchased by Fannie Mae and Identified by Fannie Mae as Deal No. 2013 MIRT 01 and by the Company as Policy No. P-0001-01 (incorporated herein by reference to Exhibit 10.14 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.16
Credit Agreement, dated November 10, 2015, between NMI Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.1 to our Form 8-K, filed on November 10, 2015)

10.17
Amendment No. 1, dated February 10, 2017, to the Credit Agreement dated November 10, 2015, between NMI Holdings, Inc., the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 10, 2017)

10.18
Amendment No. 2, dated October 25, 2017, to the Credit Agreement dated November 10, 2015, between NMI Holdings, Inc., the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on October 26, 2017)

10.19 ~	NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan (incorporated herein by reference to Appendix A to our 2017 Annual Proxy Statement, filed on March 30, 2017)
10.20 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Chief Executive Officer (incorporated herein by reference to Exhibit 10.19 to our Form 10-Q filed on August 1, 2017)

10.21 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.20 to our Form 10-Q filed on August 1, 2017)

10.22 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Employees (incorporated herein by reference to Exhibit 10.21 to our Form 10-Q filed on August 1, 2017)

10.23 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Independent Directors (incorporated herein by reference to Exhibit 10.22 to our Form 10-Q filed on August 1, 2017)

10.24 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement for Chief Executive Officer (incorporated herein by reference to Exhibit 10.23 to our Form 10-Q filed on August 1, 2017)

10.25 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement for Executive Officers and Employees (incorporated herein by reference to Exhibit 10.24 to our Form 10-Q filed on August 1, 2017)

10.26 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Phantom Unit Award Agreement for Independent Directors (incorporated herein by reference to Exhibit 10.21 to our Form 10-Q, filed on August 5, 2015)

10.27 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Agreement for Chief Executive Officer (incorporated herein by reference to Exhibit 10.26 to our Form 10-K, filed on February 17, 2017)

10.28 ~	NMI Holdings, Inc. Severance Benefit Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 17, 2016)
10.29 ~	NMI Holdings, Inc. Change in Control Severance Benefit Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 23, 2017)
10.30 ~	NMI Holdings, Inc. Clawback Policy (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on February 23, 2017)
10.31 ~	Separation Agreement between NMI Holdings, Inc. and Glenn Farrell effective July 31, 2017 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on August 1, 2017)
21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

ii

32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *
The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016
     (iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2017 and the year ended December 31, 2016
(iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and
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