Form 10-K
period 2017-12-31
NMI Holdings, Inc.
filed 2018-02-16
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-36174
NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	45-4914248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Powell Street, Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

(855) 530-6642
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A Common Stock, $.01 par value per share	NASDAQ Stock Market LLC

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

As of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the calculated aggregate market value of common stock held by non-affiliates was $671,117,064.

The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on February 13, 2018 was 60,610,731 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2017.

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

•
our ability to remain an eligible mortgage insurer under the current or future versions of their private mortgage insurer eligibility requirements (PMIERs) and other requirements imposed by the GSEs, which they may change at any time;

•	retention of our existing certificates of authority in each state and the District of Columbia (D.C.) and our ability to remain a mortgage insurer in good standing in each state and D.C.;

•	our future profitability, liquidity and capital resources;

•
actions of existing competitors, including other private mortgage insurers and governmental mortgage insurers like the Federal Housing Administration (FHA) and the Veterans Administration (VA) (collectively, public MIs), and potential market entry by new competitors or consolidation of existing competitors;

•	developments in the world's financial, capital and reinsurance markets and our access to such markets;

•
adoption of new or changes to existing laws and regulations that impact our business or financial condition directly or the mortgage insurance industry generally or their enforcement and implementation by regulators;

•
changes to the GSEs' role in the secondary mortgage market driven by legislative or regulatory action or other changes that could affect the residential mortgage industry generally or mortgage insurance industry in particular;

•	potential future lawsuits, investigations or inquiries or resolution of current lawsuits or inquiries;

•
changes in general economic, market and political conditions and policies, interest rates, inflation or other conditions that affect the housing market or the markets for home mortgages or mortgage insurance;

•
our ability to successfully execute and implement our capital plans, including our ability to access the reinsurance market and to enter into, and receive approval for, reinsurance arrangements on terms and conditions that are acceptable to us, the GSEs and our regulators;

•
our ability to implement our business strategy, including our ability to write mortgage insurance on low down payment residential mortgage loans, implement successfully and on a timely basis, complex infrastructure, systems, procedures, and internal controls to support our business and regulatory and reporting requirements of the insurance industry;

•	our ability to attract and retain a diverse customer base, including the largest mortgage originators;

•	failure of our pricing, risk management or investment strategies;

•	emergence of unexpected claims and coverage issues, including claims exceeding our reserves or amounts we had expected to experience;

•
potential adverse impacts arising from recent natural disasters, including, with respect to the affected areas, a decline in new business, adverse effects on home prices, and an increase in notices of default on insured mortgages;

•	the inability of our counterparties, including third party reinsurers, to meet their obligations to us;

•
our ability to utilize our net operating loss carryforwards, which could be limited or eliminated in various ways, including if we experience an ownership change as defined in Section 382 of the Internal Revenue Code;

•	failure to maintain, improve and continue to develop necessary information technology (IT) systems or the failure of our technology providers to perform as expected; and

•	our ability to recruit, train and retain key personnel.
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors described in this report in Part I, Item 1A, "Risk Factors," Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report, including the exhibits hereto.
Unless expressly indicated or the context requires otherwise, the terms "we," "our," "us," "Company" and "NMI" in this document refer to NMI Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries on a consolidated basis.

PART I
Item 1. Business
General
We provide mortgage insurance (referred to as "mortgage insurance" or "MI") through our wholly owned insurance subsidiaries, National Mortgage Insurance Corporation (NMIC) and National Mortgage Reinsurance Inc One (Re One). NMIC and Re One are domiciled in Wisconsin and principally regulated by the Wisconsin Office of the Commissioner of Insurance (Wisconsin OCI). NMIC is our primary insurance subsidiary, and is approved as an MI provider by the GSEs and is licensed to write coverage in all 50 states and D.C. Re One provides reinsurance to NMIC on insured loans with coverage levels in excess of 25%, after giving effect to third-party reinsurance. Our subsidiary, NMI Services, Inc. (NMIS), provides outsourced loan review services to mortgage loan originators.
MI protects lenders and investors from default-related losses on a portion of the unpaid principal balance of a covered mortgage. MI plays a critical role in the U.S. housing market by mitigating mortgage credit risk and facilitating the secondary market sale of high loan-to-value (LTV) (i.e. above 80%) residential loans to the GSEs, who are otherwise restricted by their charters from purchasing or guaranteeing high-LTV mortgages that are not covered by certain credit protections. Such credit protection and secondary market sales allow lenders to increase their capacity for mortgage commitments and expand financing access to existing and prospective homeowners.
NMI Holdings, Inc. (NMIH), a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of December 31, 2017, we had master policies with 1,267 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of December 31, 2017, we had $51.7 billion of total insurance-in-force (IIF), including primary IIF of $48.5 billion, and $11.9 billion of gross risk-in-force (RIF), including primary RIF of $11.8 billion. For the year ended December 31, 2017, we generated new insurance written (NIW) of $21.6 billion. As of December 31, 2017, we had 299 full-time employees.
We believe that our success in acquiring a large and diverse group of lender customers and growing a portfolio of high-quality IIF traces to our founding principles, whereby we aim to help qualified individuals achieve the dream of homeownership, ensure that we remain a strong and credible counterparty, deliver a unique customer service experience, establish a differentiated risk management approach that emphasizes the individual underwriting review or validation of the vast majority of the loans we insure, and foster a culture of collaboration and excellence that helps us attract and retain experienced industry leaders.
Our strategy is to continue to build on our position in the private MI market, expand our customer base and grow our insured portfolio of high-quality residential loans by focusing on long-term customer relationships, disciplined and proactive risk selection and pricing, fair and transparent claims payment practices, responsive customer service, financial strength and profitability.
Our common stock trades on the NASDAQ under the symbol "NMIH."
Overview of Residential Mortgage Finance and the Role of the Private MI Industry in the Current Operating Environment
U.S. Residential Mortgage Market
According to statistics published by the U.S. Federal Reserve, the U.S. residential mortgage market is one of the largest in the world, with more than $10 trillion of mortgage debt outstanding as of December 31, 2017, and includes both primary and secondary components. The primary market consists of lenders originating home loans to borrowers and includes loans made in connection with home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions that buy and sell mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities.
The U.S. residential mortgage market attracts and involves participation from a range of private and public institutions. Private industry participants include national and regional mortgage banks, money center banks, mortgage brokers, community banks, builder-owned mortgage lenders, internet-sourced lenders, commercial, regional and investment banks, savings institutions, credit unions, REITs and other financial institutions. Public participants include government agencies such as the FHA, VA and Ginnie Mae, as well as government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

GSEs
The GSEs are the largest participants in the secondary mortgage market, buying residential mortgages from banks and other primary lenders in connection with their federal mandate to provide liquidity and promote stability in the U.S. housing finance system. The GSEs' charters prohibit them from purchasing or guaranteeing high-LTV loans unless such loans are covered by an authorized form of credit enhancement, including insurance from a GSE-approved MI company, retention by the mortgage seller of at least a 10% participation in the loan or agreement by the seller to repurchase or replace the loan in the event of a default. As the largest participants in the secondary mortgage market, the GSEs are the principal purchasers of mortgages insured by mortgage insurers, including NMIC. As a result, the private MI industry in the U.S. is driven in large part by the GSEs' mortgage insurance requirements and business practices. See "U.S. Mortgage Insurance Regulation - GSE Oversight," below.
Mortgage Insurance
MI protects lenders and investors from default-related losses on a portion of the unpaid principal balance of a covered mortgage and plays a central role in the U.S. housing market. MI is provided by both governmental agencies, including the FHA and VA, and private companies, such as NMI, and is primarily geared toward high-LTV loans where borrowers make a down-payment that is less than 20% of the value of a home. MI helps facilitate secondary market sales of such mortgages, primarily to the GSEs, and provides lenders and investors a means to diversify and mitigate their exposure to mortgage credit risk. Such credit protection and secondary market sales allow lenders to increase their capacity for mortgage commitments and expand financing access to existing and prospective homeowners.
Competition
Our competition includes other private mortgage insurers, public MIs and other alternatives designed to eliminate the need for MI, such as piggy-back loans or front-end risk sharing arrangements that do not require private MI on loans sold to the GSEs.
The private MI industry is highly competitive and currently consists of six active participants, including us, Arch Capital Group Ltd., Essent Group Ltd. (Essent), Genworth Financial, Inc., MGIC Investment Corporation (MGIC), and Radian Group Inc. (Radian). Private mortgage insurers generally compete based on terms of coverage, underwriting guidelines, pricing, customer service (including speed of MI underwriting and decisioning), availability of ancillary products and services (including training and loan review services), financial strength, information security, customer relationships, name recognition and reputation, the strength of management teams and sales organizations, the effective use of technology, and innovation in the delivery and servicing of insurance products. We expect the MI market to remain competitive, with pressure for industry participants to grow or maintain their market share.
We and other private mortgage insurers also compete directly with the public MI companies, i.e., federal governmental agencies, that provide MI and who significantly increased their presence in the MI market following the financial crisis. Prior to the 2008 financial crisis, private mortgage insurers accounted for the majority of the insured mortgage origination market. Beginning in 2008, public MIs significantly expanded their role in the MI market as incumbent private mortgage insurers came under significant financial stress. According to data reported by Inside Mortgage Finance, in 2007, public MIs accounted for 23% of the total insured mortgage origination market. By 2009, public MI share had peaked at approximately 82% of the total insured mortgage origination market. Public MI share has since declined and is estimated to have been 61% in 2017. Although there has been broad policy consensus toward the need for private capital to play a larger role and government credit risk to be reduced in the U.S. housing finance system, it remains difficult to predict whether the combined market share of public MIs will recede to historical levels. A range of factors influence a lender's decision to choose private over public MI, including among others, premium rates and other charges, loan eligibility requirements, cancelability, loan size limits and the relative ease of use of private MI products compared to public MI alternatives.
Products and Services
Mortgage Insurance Products
We offer two principal types of MI coverage, primary and pool.
Primary Mortgage Insurance
Primary MI provides default protection on individual mortgage loans at specified coverage percentages. Primary MI is typically written on a flow basis, whereby mortgages are insured on an individual, loan-by-loan basis at the time of origination. Primary MI can also be written on an aggregated basis, whereby each mortgage in a given loan portfolio is individually insured in a single transaction after the point of origination.

All of our primary insurance is written on first-lien mortgage loans, with nearly all secured by owner occupied single-family homes (defined as one-to-four family homes and condominiums). We also write a small amount of primary insurance on first-lien mortgages secured by vacation properties, second homes and investment properties, although we have formal risk policies in place to limit the amount of such business we underwrite.
Lenders select specific coverage levels for each loan insured on a primary basis. For loans sold to a GSE, the coverage level must comply with the requirements established by that GSE. For other loans, lenders determine their desired coverage levels.
IIF is the unpaid principal balance of all insured loans on a given date, and RIF is the product of the coverage percentages multiplied by the IIF on such date. We expect our RIF across all policies written to approximate 25% of primary IIF; however, coverage levels will vary on an individual loan basis between 6% and 35%. Higher coverage percentages generally result in greater amounts paid per claim relative to policies with lower coverage percentages. In general, our premium rates increase as coverage levels increase.
Our maximum obligation with respect to a claim is generally determined by multiplying the selected coverage percentage by the loss amount on an insured loan. The loss amount is defined in our master mortgage insurance policy (together with its related endorsements, the Master Policy) and includes unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure or sale of the property securing the insured loan. See "Business - Defaults and Claims; Loss Mitigation - Defaults and Claims," below for a description of our claim settlement processes.
The terms of our primary mortgage insurance coverage are governed by our Master Policy, which we issue to each approved lender with which we do business. The Master Policy sets forth the terms and conditions of our MI coverage, including, among others, loan eligibility requirements, coverage terms, premium payment obligations, exclusions or reductions in coverage, rescission and rescission relief provisions, policy administration requirements, conditions precedent to payment of a claim and loss payment procedures. Our Master Policy is publicly available on our website. Upon receipt of an insurable loan, we issue a certificate of insurance that extends coverage for such loan under our Master Policy. See "Business - Underwriting," below for a description of our underwriting processes. Our MI coverage attaches at a loan level and remains in effect whether a mortgage is retained by the originating lender or sold, assigned or otherwise transferred in the secondary market. We consider the original lender or any subsequent owner of an insured loan to be our insured or, with respect to the GSEs, third-party beneficiaries under our Master Policy.
Premium payments for primary MI are the contractual responsibility of our insureds; however, depending on how the loan is structured, the premium payments may be paid by either the lender or the borrower, notwithstanding that the borrower is not a beneficiary under the terms of the policy. Policies with premium payments made by the borrower are referred to as borrower paid mortgage insurance (BPMI) and those with premium payments made by the lender are referred to as lender paid mortgage insurance (LPMI). Lenders may structure loans to recover LPMI premiums from borrowers, including through increases in mortgage note rates or higher origination fees.
Our premiums are based on statutory rating rules and rates that we file with various state insurance departments. We establish our premium rates based on pricing models that assess risk across a spectrum of variables, including coverage percentages, LTV ratios, loan and property attributes, and borrower risk characteristics. We have discretion under our rates and rating rules to flex our premium rates to a limited degree, and we may choose to do so for lenders or programs that meet certain criteria. We generally cannot change premium rates after coverage is established.
In general, premiums are calculated as a percentage of the original principal balance of an insured loan. We have four premium plans:

•	single — entire premium is paid upfront at the time coverage is placed;

•	annual — premiums are paid in advance for a subsequent 12 month period over the life of a policy;

•	monthly — premiums are paid in advance on a monthly basis over the life of the policy; and

•	Monthly Advantage® — premiums are billed and paid in arrears upon our receipt of notice of a mortgage close, and on a monthly basis in arrears thereafter over the life of the policy.
In general, we may not terminate MI coverage except when an insured fails to pay premium as due or for certain material violations of our Master Policy; although, as discussed below in "- Underwriting - Independent Validation and Rescission Relief," the terms of our Master Policy restrict our ability to rescind coverage when certain criteria are met. Insureds may cancel coverage on a loan at any time at their option or upon mortgage repayment, which may be accelerated because a borrower refinances a mortgage or sells the underlying property. GSE guidelines generally provide that a borrower on a GSE-owned or guaranteed loan meeting certain conditions may require their mortgage servicer to cancel BPMI upon the borrower's request when the principal balance of the loan is 80% or less of the property's current assessed value. The federal Homeowners Protection Act of 1998 (HOPA) also requires the automatic termination of BPMI on most current loans when the LTV ratio (based on the original value of the underlying property and original amortization schedule of the loan) is first scheduled to reach 78%. The HOPA also provides for cancellation of BPMI upon a borrower's request when the LTV ratio (based on the original value of the underlying property and original amortization schedule of the loan) is first scheduled to reach or, based on actual payments, reaches 80%, upon satisfaction of the conditions set forth in the HOPA, including that the loan be current at the time. In addition, some states impose their own MI notice and cancellation requirements on mortgage loan servicers.
Pool Insurance
Pool insurance is generally used to provide additional "credit enhancement" for certain secondary market mortgage transactions. Pool insurance generally covers the excess of loss on a defaulted mortgage loan that exceeds the claim payment under the primary MI coverage, if such loan has primary coverage, as well as the total loss on a defaulted mortgage loan that did not have primary coverage. Pool insurance may have a stated aggregate loss limit for a pool of loans and may also have a deductible under which no losses are paid by the mortgage insurer until the aggregate loss on the pool of loans exceeds the deductible.
In 2013, NMIC entered into a pool agreement with Fannie Mae, pursuant to which NMIC initially insured 21,921 loans with IIF of $5.2 billion (as of September 1, 2013).  Fannie Mae pays monthly premiums for this transaction, which are recorded as written and earned in the month received. The agreement has a term of 10 years from September 1, 2013, the coverage effective date. The RIF to NMIC is $93.1 million, which represents the difference between a deductible payable by Fannie Mae on initial losses and a stop loss above which losses are borne by Fannie Mae. NMIC provides this same level of risk coverage over the term of the agreement. 100% of this pool risk is reinsured under the Company's September 2016 quota-share reinsurance transaction (2016 QSR Transaction), discussed below at "Business - Reinsurance."
We did not write any pool insurance in 2017 and at present do not expect to write any meaningful amount of pool insurance in the near future.
Loan Review Services
We offer outsourced loan review services to mortgage originators on a limited basis through NMIS. In connection with these services, NMIS reviews loan data and documentation and assesses whether individual loan applications comply with the originator's and/or GSE underwriting guidelines. We provide loan review services for mortgages that require MI and those that do not. Under the terms of its loan review agreements, NMIS provides customers with limited indemnification against losses in the event NMIS makes certain material loan review errors. The indemnification may be in the form of monetary or other remedies, subject to per loan and annual limits. NMIS utilizes third party service providers to conduct individual loan reviews.
Customers
Since our inception, we have sought to establish customer relationships with a broad group of mortgage lenders. As of December 31, 2017, we had Master Policies with 1,267 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. We classify our customers into two primary categories, which we refer to as "National Accounts" and "Regional Accounts." We consider National Accounts to be the most significant residential mortgage originators as determined by the combined volume of their own "retail" originations and insured business they acquire from "correspondents," or other smaller mortgage originators. National Account lenders primarily sell their loans to the GSEs or, less frequently, to private label secondary markets. National Account lenders may also retain loans they originate or purchase in their portfolios. Regional Account lenders typically originate loans on a local or regional level. Some Regional Account lenders have origination platforms that span multiple regions; however, their primary lending focus is local. Regional Account lenders sell the majority of their origination volume to National Accounts; however, they may also retain loans in their portfolios or sell portions of their production directly to the GSEs.
We further define customers as "centralized" or "decentralized" based on how they allocate their mortgage insurance purchasing decisions across each of their MI providers. Centralized lenders make decisions about the placement and allocation of private mortgage insurance at a centralized, corporate level. Decentralized lenders make decisions about the placement and allocation of private mortgage insurance at a loan level by loan production personnel, such as loan officers. National Account lenders primarily utilize the centralized allocation model and Regional Account lenders primarily utilize the decentralized allocation model. There are, however, a number of National Account lenders who opt for a decentralized approach and a number of Regional Account lenders who opt for a centralized approach.

The GSEs, as major purchasers of conventional mortgage loans in the U.S., are the primary beneficiaries of our mortgage insurance coverage. Revenues from our customers have been generated in the U.S. only.
Customers exceeding 10% of consolidated revenues
In 2017, the premiums earned by NMIC from Quicken Loans Inc. represented 11% of our consolidated revenues.
Sales and Marketing
Our sales and marketing efforts are designed to help us establish and maintain high-quality customer relationships. Our sales force consists of qualified mortgage professionals that generally have well-established relationships with industry leading lenders and significant experience in both MI and mortgage lending. We structure our sales force into National Accounts that focus on relationships with national or large regional lenders, and Regional Accounts that focus on relationships with small or regional lenders, such as community banks, credit unions, mortgage bankers and branches of National Accounts. We also maintain a dedicated customer service team, which we refer to as the Solution Center and which offers support in loan submission and underwriting service, risk management and technology to support our sales efforts.
We also have a product development and marketing department that has primary responsibility for the creation, launch and management of our MI products and technological offerings and coordination of our marketing strategy. Our marketing efforts seek to raise brand awareness through advertising and marketing campaigns, customer training programs, sponsorship of industry and educational events, and our web-based presence and proprietary mobile technology.
Underwriting
We have established underwriting and risk management guidelines based on what we believe to be the major factors that influence the performance of mortgage credit. Our underwriting guidelines incorporate credit eligibility requirements that, among other things, restrict our coverage to mortgages that meet our thresholds with respect to borrower credit scores (FICO), maximum debt-to-income (DTI) levels, maximum LTVs and documentation requirements. Our underwriting guidelines also limit the coverage we provide for certain higher-risk mortgages, including those for cash-out refinancings, second homes or investment properties.
We gather extensive data, perform detailed loan-level risk analysis and continuously monitor and assess trends in key macroeconomic factors such as housing prices, interest rates and employment, to refine and adapt our underwriting guidelines and pricing assumptions within the context of the current risk environment.
We evaluate loans and issue policies through two underwriting platforms:

•
Non-Delegated: Customers submit loan information and documentation to us so that we may individually underwrite each application to reach a decision as to whether we will insure a loan. On receipt of a non-delegated submission, we review the information, documentation and data provided by the lender to underwrite the MI application.

•
Delegated: We provide eligible customers who we have vetted and approved with the ability to directly underwrite our policies and bind our coverage based on pre-established eligibility rules, approved underwriting guidelines and according to the terms of our Master Policy and Delegated Underwriting Endorsement. We offer delegated underwriting to lenders that have a track record of originating quality mortgage loans and meet our delegated authority approval requirements. To complete the underwriting process and bind coverage, delegated lenders are required to provide us with certain loan characteristics to demonstrate such loans meet our threshold eligibility rules. Our delegated eligibility rules are programmed into our insurance management system, which provides us the ability to automatically reject policies that fail to meet threshold requirements.

Lenders elect whether to be non-delegated or delegated customers at the time they apply to become Master Policy holders. Once a lender makes such an election, it delivers all MI applications to us under the selected platform. Our underwriting guidelines and risk criteria are consistent across all policies whether originated on a non-delegated or delegated basis.
We employ a team of experienced underwriters who review and evaluate our non-delegated loan submissions. Our underwriters are located remotely across the continental United States, facilitating our ability to service our customers nationwide across the different time zones. We also engage third-party underwriting service providers (USPs) who provide us with incremental underwriting capacity. Our USPs are trained and required under the terms of our outsourcing agreements to follow the same processes and underwriting guidelines that our own employees follow when rendering insurance decisions.

We have processes in place to manage the risk associated with outsourcing a component of our underwriting function. In collaboration with our USPs' management teams, we monitor our USPs' day-to-day underwriting performance and MI decisioning. We also review the qualifications of each individual underwriter assigned by our USPs to service our account and provide them with NMI specific systems and guideline training to ensure they have the necessary training to render underwriting decisions consistent with our underwriting guidelines and credit policies. Our outsourcing agreements require our USPs to perform and provide us with the results of internal quality control reviews on a periodic basis. Individual underwriters with unacceptable performance records are monitored and generally subject to replacement with 30 days' notice. We also perform quarterly quality control reviews of a statistically relevant sample of our non-delegated underwriting decisions, including those made by our USPs.
Our business has been subject to modest seasonality in NIW production. Consistent with the seasonality of home sales, purchase origination volumes typically increase in late spring and peak during the summer months, leading to a rise in NIW volume during the second and third quarters of a given year. Refinancing volume, however, does not follow a set seasonal trend and instead is primarily influenced by mortgage rates. An increase in refinancing volume may limit the seasonal effect of home purchase patterns on mortgage insurance NIW.
Independent Validation and Rescission Relief
We offer post-closing underwriting reviews, which we refer to as "independent validations," for both non-delegated and delegated loans, as described below. Upon satisfactory completion of an independent validation, which involves reviewing certain post-close documentation to confirm our original assessment of non-delegated loans and performing a comprehensive full-file review for delegated loans, we agree on an accelerated basis that we will not rescind coverage under certain circumstances.
Our Master Policy generally provides us the ability to rescind coverage in the event of material misrepresentations and/or fraud in the origination process. We believe our Master Policy sets forth clear and straightforward terms regarding our rescission rights, including limitations on our right to rescind coverage when certain conditions are met, which we refer to as "rescission relief." Subject to our independent validation of coverage eligibility of an insured loan, we stipulate in our Master Policy that we will not rescind or cancel coverage of such loan for material borrower misrepresentations or underwriting defects provided the borrower makes the first 12 monthly mortgage payments in a timely fashion. Lenders have the ability to select whether or not to have insured loans subjected to our independent validation process. If a borrower does not make 12 timely payments or a lender has elected not to pursue independent validation and accelerated rescission relief, the loan is still eligible for rescission relief if it is current after 36 months and the borrower has had no more than two 30-day delinquencies and no 60-day or greater delinquencies during such 36-month period. Our rescission relief provisions include additional limitations on our ability to initiate an investigation of fraud or misrepresentation by a "First Party," defined in the Master Policy as our insured or any other party involved in the origination of an insured loan (other than the borrower).
Non-delegated lenders who desire 12-month rescission relief are required to submit additional loan documentation post-closing that allows us to independently validate such loans, including a loan's closing disclosures, note, executed mortgage and title insurance commitment. Loans from non-delegated lenders who choose not to participate in the independent validation process or who fail to submit the necessary documentation are eligible for 36-month rescission relief in accordance with the terms of our Master Policy.
Delegated lenders who desire 12-month rescission relief are required to submit a full file (which contains all the underwriting information and documentation otherwise required by us as part of a non-delegated review and the above-referenced post-closing documentation) after a loan's coverage effective date. We refer to our independent validation of delegated loans as our "Delegated Assurance Review" or "DAR" process. Through DAR, we assess and validate the MI underwriting process and decisions made by our delegated customers on an individual loan level basis. Loans from delegated lenders who choose not to participate in our DAR process are eligible for 36-month rescission relief in accordance with the terms of our Master Policy. All delegated loans, whether included in the DAR process or not, are subject to review under our quality control process.
In December 2017, the GSEs issued an updated set of principles, the Amended and Restated GSE Rescission Relief Principles (RRPs), which specify the rescission relief provisions that are required to, or may, be included in the master policies of GSE-approved mortgage insurers. To comply, we will need to amend our existing Master Policy to conform to the terms of the RRPs, with our new policy anticipated to take effect by January 2019. In accordance with the RRPs, our rescission rights under the new master policy will be more limited than those under our existing Master Policy. Among other changes, we will be required to grant immediate rescission relief following our satisfactory completion of an independent validation, rather than waiting for the borrower to timely make the first 12 payments. In addition, we will be required to sunset our rescission rights at the 60 month anniversary of the inception of our coverage, provided an insured loan is then current or subsequently cures. We will retain our rescission rights for certain fraud for the life of coverage of a loan; however, the limitations on our ability to pursue this right will be more stringent than in the current Master Policy.
We engage USPs to perform the majority of our delegated and non-delegated independent validation work. As with our non-delegated USPs, we review the qualifications of each individual underwriter engaged by our USPs to service our account and provide them with NMI specific systems and guideline training to ensure they have the necessary training to render independent validation decisions consistent with our underwriting guidelines and credit policies.
Policy Servicing
Our Policy Servicing Department is responsible for various servicing activities related to Master Policy administration, premium billing and payment processing and certificate administration. With respect to servicing activities related to insured loans, our Policy Servicing Department primarily interfaces with our insureds' mortgage loan servicers. Some insureds retain the servicing rights and responsibilities for their own loan originations, while others transfer such rights and responsibilities to third party servicers. A residential mortgage loan servicer handles the day-to-day tasks of managing a lender's loan portfolio, including processing borrowers' loan payments, paying MI premiums to the mortgage insurer, responding to borrower inquiries, keeping track of principal and interest payments, managing escrow accounts and initiating loss mitigation and foreclosure activities. Our servicing specialists are assigned to our servicers to assist with day-to-day transactions and monitoring of their insured loans.
Over time a servicer may change on an insured loan if the related servicing rights are transferred to a different servicer during the life of such loan. Servicing rights and responsibilities related to an insured loan may be sold, assigned or transferred, subject to all of the terms and conditions of the Master Policy and to all defenses we may have had prior to any such sale, assignment or transfer. Under the Master Policy, if the servicing rights for a loan are sold, assigned or transferred, coverage of the loan will continue, provided that the loan is thereafter serviced by a servicer we approve. We retain the right under our Master Policy to revoke approval of a servicer, thereby requiring a change of service providers if the insured wishes to continue coverage of insured loans serviced by that servicer.
We have established policies and procedures that accommodate various methods for servicers to communicate loan and certificate information to us. Our Master Policy requires our insureds, typically through their servicers, to regularly provide us with reports regarding the statuses of their insured loans, including information on both current and delinquent loans. Generally, servicers submit reports to us on a monthly basis. We are currently integrated with the two largest third-party mortgage servicing systems, Black Knight Financial Services and FiServ. We are also integrated directly with certain lender customers who manage their own servicing systems.  These parties' servicing platforms are used by the majority of our larger servicing accounts to exchange billing, payment and certificate level information on a daily or monthly basis.  We also have our own external facing servicing website that may be utilized by servicers to process their servicing transactions.
Defaults and Claims; Loss Mitigation
Defaults and Claims
The MI claim cycle begins with the receipt of a Notice of Default (NOD) for an insured loan from a loan servicer. Our Master Policy requires our insureds to notify us within 45 days if a borrower defaults on one of the first 12 loan payments and no later than 10 days after a borrower has defaulted on three payments after the first 12 months of a loan. A significant majority of our insureds notify us when a loan is two payments in default. We establish claim reserves when a borrower has failed to make two consecutive, regularly scheduled mortgage payments and is 60 days in default. The incidence of default is affected by a variety of factors, many of which are unforeseen, including a borrowers' loss of income, unemployment, divorce, illness or death. Defaults that are not cured result in a claim to us. A default may be cured by a borrower remitting all delinquent loan payments, achieving a modification of loan terms, or refinancing the loan or selling the property and satisfying all amounts due under the loan. While macroeconomic factors in any given period may influence default experience to a greater extent than does seasonality, our industry has typically experienced a fourth quarter seasonal increase in the number of defaults and a first quarter seasonal decline in the number of defaults and increase in the number of cures.
Claims result from foreclosures following uncured defaults, losses on approved pre-foreclosure short sales (short sales) or borrowers surrendering their property deeds to their lenders in lieu of foreclosure (deeds-in-lieu). A range of factors impact the frequency and severity of claims, including the macroeconomic environment, local housing prices, loan and borrower level risk profiles, and the size and coverage level of a loan. If a default is not cured and we receive a claim, we refund any unearned premium collected between the date of default and the date of the claim payment.
Under the terms of our Master Policy, our insureds are generally required to file claims within 60 days of acquiring title to a property securing an insured loan (typically through foreclosure) or when there has been an approved short sale. In the years following the most recent financial crisis, foreclosure time-lines and the average time from initial default by a borrower to MI claim submission have extended due to legislation and GSE programs requiring mortgage servicers to mitigate losses by offering forbearance and loan modifications prior to pursuing foreclosure on delinquent loans.
Upon timely receipt of a covered claim we have the option to pay (i) the coverage percentage specified for a loan, with the insured retaining title to the underlying property and receiving all proceeds from an eventual sale of the property (the percentage option), (ii) the actual loss incurred by the insured upon sale of the property to a third party, if less than the percentage option, or (iii) 100% of the insured's claim amount (as defined in the Master Policy) in exchange for the insured's conveyance of good and marketable title to the property to us. In the event we elect to receive title to a property, we will market and sell the acquired property and retain all proceeds. We have opted to settle the significant majority of our claims paid to date through the percentage option.
Loss Mitigation
Before paying a claim, we review loan and servicing files to determine the appropriateness of the claim submission and claim amount and to ensure we only pay for expenses covered under our Master Policy. Our Master Policy provides that we can reduce or deny a claim if the servicer did not comply with its obligations required by our policy, including the requirement to pursue reasonable loss mitigation efforts. Such efforts may include pursuing foreclosure or bankruptcy relief in a timely and diligent manner. We deem a reduction in the claim amount to be a "curtailment." We may also receive claims submissions that include costs and expenses not covered by our Master Policy, such as mortgage insurance premiums, hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired.
Under our Master Policy, insureds, typically through their servicers, must obtain prior approval from us before executing a deed-in-lieu of foreclosure, short sale or loan modification. Our right to pre-approve these transactions provides us the ability to mitigate actual or potential loss on an insured loan by ensuring that properties are being marketed and sold at reasonable values and that, in appropriate cases, borrowers are offered modified loan terms that are structured to help them sustain their mortgage payments. Proceeds from approved third-party sales occurring before we settle a claim are factored into the claim settlement and can often mitigate the claim amount for which we are responsible to pay. In connection with our approval rights for short sales or deed-in-lieu of foreclosure transactions, our Master Policy also provides us the right to obtain a contribution from borrowers with appropriate financial capacity, either in the form of cash or promissory notes, to cover a portion of our claim payments. We have entered into delegation agreements with the GSEs that provide them and their designated servicers the right to approve certain transactions on our behalf including pre-foreclosure sales, deeds-in-lieu of foreclosure and loan modifications for most GSE- owned loans that we insure.
Reinsurance
Internal Reinsurance
Ohio regulation limits the amount of risk a mortgage insurer may retain on a single loan to 25% of the borrower's indebtedness (after giving effect to third-party reinsurance) and, as a result, the portion of such insurance in excess of 25% must be reinsured. Eight states previously had the same requirement; however, Ohio is the only state that currently continues to impose the limit. NMIC uses reinsurance provided by Re One solely to comply with Ohio's coverage limit.
Third-Party Reinsurance
We utilize third-party reinsurance to actively manage our risk, ensure compliance with the GSEs Private Mortgage Insurance Eligibility Requirements (PMIERs) and support the growth of our business. We currently have both quota share and excess-of-loss reinsurance agreements in place.
Excess-of-loss reinsurance
In May 2017, NMIC entered into a reinsurance agreement with Oaktown Re Ltd. (Oaktown Re) that provides for up to $211.3 million of aggregate excess-of-loss reinsurance coverage at inception for new defaults on an existing portfolio of our MI policies written from 2013 through December 31, 2016. For the reinsurance coverage period, NMIC will retain the first layer of $126.8 million of aggregate losses, and Oaktown Re will then provide second layer coverage up to the outstanding reinsurance coverage amount. NMIC will then retain losses in excess of the outstanding reinsurance coverage amount. The outstanding reinsurance coverage amount decreases from $211.3 million at inception over a ten-year period as the underlying covered mortgages amortize and/or are repaid. The outstanding reinsurance coverage amount will stop amortizing if certain credit enhancement or default thresholds are triggered.

Oaktown Re financed the coverage by issuing mortgage insurance-linked notes in an aggregate amount of $211.3 million to unaffiliated investors (the Notes). The Notes mature on April 26, 2027. All of the proceeds paid to Oaktown Re from the sale of the Notes were deposited into a reinsurance trust to collateralize and fund the obligations of Oaktown Re to NMIC under the reinsurance agreement. At all times, funds in the reinsurance trust account are required to be invested in high credit quality money market funds.  We refer collectively to NMIC's reinsurance agreement with Oaktown Re and the issuance of the Notes by Oaktown Re as the 2017 ILN Transaction. Under the terms of the 2017 ILN Transaction, NMIC makes risk premium payments for the applicable outstanding reinsurance coverage amount and pays Oaktown Re for its anticipated operating expenses (capped at $300 thousand per year).
Under the reinsurance agreement, NMIC holds an optional termination right if certain events occur, including, among others, a clean-up call if the outstanding reinsurance coverage amount amortizes to 10% or less of the reinsurance coverage amount at inception or if NMIC reasonably determines that changes to GSE or rating agency asset requirements would cause a material and adverse effect on the capital treatment afforded to NMIC under the agreement. In addition, there are certain events that will result in mandatory termination of the agreement, including NMIC's failure to pay premiums or consent to reductions in the trust account to make principal payments to noteholders, among others.
Quota share reinsurance
Under a quota share reinsurance agreement, the ceding insurer pays a premium in exchange for coverage on an agreed-upon portion of incurred losses. Such quota share arrangements reduce net premiums written and earned and also reduce net RIF, providing capital relief to the ceding insurer and reducing incurred claims in accordance with the terms of the reinsurance agreement. In addition, reinsurers typically pay ceding commissions as part of quota share transactions, which offset the ceding company's underwriting expenses. Certain quota share agreements include profit commissions that are earned based on loss performance and serve to reduce ceded premiums.
In September 2016, NMIC entered into a quota-share reinsurance transaction with a panel of third-party reinsurers (2016 QSR Transaction). Each of the third-party reinsurers has an insurer financial strength rating of A- or better by Standard and Poor's Rating Services (S&P), A.M. Best or both.  Under the 2016 QSR Transaction, NMIC (1) ceded 100% of the risk relating to our pool agreement with Fannie Mae, (2) ceded 25% of existing risk written on eligible policies as of August 31, 2016 and (3) ceded 25% of the risk relating to eligible primary insurance policies written between September 1, 2016 and December 31, 2017, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims. The 2016 QSR Transaction is scheduled to terminate on December 31, 2027, except with respect to ceded pool risk, which is scheduled to terminate on August 31, 2023. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement at December 31, 2020, or at the end of any calendar quarter thereafter, which would result in NMIC reassuming the reinsured risk.
NMIC entered into a second quota share reinsurance treaty with a broad panel of highly rated reinsurers that took effect on January 1, 2018 (2018 QSR Transaction). Under the 2018 QSR Transaction, NMIC agreed to cede 25% of its eligible policies written in 2018 and 20% to 30% (such amount to be determined by NMIC at its sole election by December 1, 2018) of eligible policies written in 2019, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 61% that varies directly and inversely with ceded claims. The 2018 QSR Transaction is scheduled to terminate on December 31, 2029. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement at December 31, 2022, or at the end of any calendar quarter thereafter, which would result in NMIC reassuming the reinsured risk.
NMIC may terminate either or both of the 2016 and 2018 QSR Transactions if, due to a change in PMIERs requirements, NMIC is no longer able to take full PMIERs asset credit for the RIF ceded under the respective agreement.
For further discussion of the effect of reinsurance on our business, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Conditions and Trends Impacting our Business - Net Premiums Written and Net Premiums Earned - Effect of reinsurance on our results."
Enterprise Risk Management
We have established enterprise wide policies, procedures and processes to allow us to identify, assess, monitor and manage credit market and operational risks in our business. Management of these risks is an interdepartmental endeavor including specific operational responsibilities and ongoing senior management and compliance personnel oversight. The Risk Committee of our Board of Directors (Board) has responsibility for oversight and review of our enterprise risk management approach and is supported by a management risk committee comprised of senior members of our management team. Our internal audit function, which reports to the Audit Committee of our Board, provides independent ongoing assessments of our management of certain enterprise risks and reports its findings to our Board's Risk Committee. Our internal audit function also periodically engages external resources to assist in the assessment of enterprise risks and our related control and monitoring processes.
Credit Market Risk
To address the credit performance of our insured portfolio, we monitor and manage for borrower and loan-level risk characteristics, as well as macroeconomic variables that influence the housing market. We measure the risk profile of our insured portfolio individually by policy and in the aggregate across a range of metrics, including borrower credit score (e.g., FICO) and DTI ratio, LTV, property type (e.g., single family home, condo or co-op), loan purpose (e.g., purchase or refinancing), occupancy (e.g., owner-occupied) and other factors. We have established loan-level eligibility matrices which describe the maximum LTV, minimum borrower credit score, maximum loan size, property type and occupancy status of loans that we will insure. Our loan eligibility matrices are detailed in our Underwriting Guideline Manual, which is publicly available on our website. Our eligibility criteria also contemplate "layered risk" embedded in a single insurance policy. Layered risk refers to the accumulation of borrower, loan and property risks. For example, we have higher FICO score and lower maximum allowed LTV requirements for investor-owned properties, as compared to owner-occupied homes.
We have also established concentration limits, which are designed to regulate the aggregation of loan-level risks in our overall portfolio. We have observed that certain loans with certain characteristics relating to the individual loan or borrower typically experience greater volatility and loss during periods of economic and housing market downturns and have established targets and limits to manage our overall portfolio exposure to these risks, including higher LTV loans, investor loans, cash-out refinances, certain state concentration levels and several other borrower or loan attributes, such as higher DTIs. We monitor these parameters and underlying portfolio risks on an ongoing basis and, from time-to-time, may make adjustments to our guidelines and credit policies after taking into consideration our then current portfolio attributes and other macroeconomic variables that influence the housing market.
We have designed a quality control process to ensure ongoing adherence with our underwriting guidelines and eligibility criteria. Our quality control group performs audits of insured loans identified on a random, high risk and targeted basis. These reviews are designed to measure the quality of the underwriting decision and loan closing process, and specifically assess the accuracy and adequacy of the information and documentation used to underwrite our MI. The findings from our quality control processes inform and shape certain risk processes such as underwriter authority delegation, lender monitoring and guideline management.
We also diligence our customers before formally engaging with them and subject them to ongoing review to ensure they have appropriate financial resources, operational capabilities, management experience, and track record of origination quality. Approved lenders are subject to well-defined parameters regarding underwriting delegation status, and credit guideline requirements and, on a more limited basis, variances.
Our DAR process serves as an additional component of our risk management framework. Through DAR, we individually review loans produced on a delegated basis and are able to monitor and assess trends in borrower and loan-level risk characteristics, as well as grade the manufacturing and underwriting capabilities of each of our delegated lenders. We use this information to both enhance our risk decisioning internally and to provide feedback to our DAR customers to help them enhance their own production and control processes.
Operational Risk
Operational risks are inherent in our daily business activities, and include, among others, the risk of damage to physical assets, reliance on outside vendors, continued access to qualified underwriting resources, cyber security threats, including breaches of our system or other compromises resulting in unauthorized access to confidential, private and proprietary information, reliance on a complex IT system and employee fraud or negligence. We seek to manage our operational exposures through a variety of standard risk management practices and procedures, such as purchasing hazard insurance coverage, maintaining oversight of third-party vendors, establishing IT system redundancy and security and disaster recovery practices, maintaining internal controls and ensuring appropriate segregation of duties.
Information Technology Systems and Intellectual Property
We rely on information technology to directly engage with our lender customers, receive MI applications and supporting documentation, stream-line our underwriting and validation processes, deliver binding policy certificates, and facilitate post-close MI policy servicing. Our customers and regulators require us to provide and service our products in a secure manner, either electronically via our internet website or through direct electronic data transmissions.

We have invested in our infrastructure and technology through the design, development, integration and implementation of what we believe is an efficient, secure, scalable platform that supports our current business activities and provides capacity for significant future growth. We underwrite and service our MI portfolio within this proprietary insurance management platform, which we refer to as AXIS.
Since the initial development of AXIS, we have continued to upgrade and enhance our systems and technical capabilities, including:

•	deploying technology that enables our customers to transact business faster and easier, whether via a secure internet connection or through a secure system-to-system interface;

•
integrating our platform with third-party technology providers used by our customers in their loan origination process and to order our MI and in their servicing processes for servicing and maintaining their MI policies;

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

We aim to utilize and develop technology that enhances our current operating capabilities and supports future growth, while allowing us to realize current efficiencies. We engage contractors to assist with the development and maintenance of certain areas of our IT architecture as a means to manage our technology costs and selectively draw in relevant expertise for particular projects.
Investment Portfolio
Our primary objectives with respect to our investment portfolio are to preserve capital and generate investment income, while maintaining sufficient liquidity to cover our operating needs.  We aim to achieve diversification as to type, quality, maturity, industry and issuer. At December 31, 2017, our investment portfolio was primarily comprised of fixed income securities including: U.S. Treasury securities and obligations of U.S. government agencies, municipal debt securities, corporate debt securities, and asset-backed securities. We also held other short-term investments (such as commercial paper).
We have adopted an investment policy that defines, among other things, eligible and ineligible investments, concentration limits for asset types, industry sectors, single issuers, and certain credit ratings, and benchmarks for asset duration. Under our policy, all securities in the portfolio are required to be U.S. dollar-denominated and have a National Association of Insurance Commissioners (NAIC) '1' or '2' designation or investment grade rating by Moody's, S&P or Fitch at time of purchase. We review our investment policies and strategies on a consistent basis, and they are subject to change depending upon regulatory, economic and market conditions and our existing or anticipated financial condition and operating requirements, including our tax position.
We engage a third-party investment manager, Wells Capital Management, Inc., to assist with day-to-day management of our portfolio and implementation of our investment policy.
Employees
As of December 31, 2017, we had 299 full-time employees. None of our employees are party to a collective bargaining agreement. We utilize a third-party professional employer organization to manage our payroll administration and related compliance requirements.
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

U.S. MORTGAGE INSURANCE REGULATION
As discussed below, private mortgage insurers operating in the U.S. are subject to comprehensive state and federal regulation and to significant oversight by the GSEs, the primary beneficiaries of our insurance coverage. NMIC and Re One are principally regulated by our domiciliary and primary regulator, the Wisconsin OCI and by state insurance departments in each state in which these companies are licensed. We are also significantly impacted and, in some cases, directly regulated by federal laws and regulations affecting the housing finance system.
We believe that a strong, viable private MI market is a critical component of the U.S. housing finance system. We routinely meet with regulatory agencies, including our state insurance regulators and the Federal Housing Finance Agency (FHFA), the GSEs, our customers and other industry participants to promote the role and value of private mortgage insurance and exchange views on the U.S. housing finance system. We believe we have an open dialogue with the Wisconsin OCI and often share our views on current matters regarding the MI industry. We actively participate in industry discussions regarding potential changes to the laws impacting private mortgage insurers and the regulatory environment. We intend to continue to promote legislative and regulatory policies that support a viable and competitive private MI industry and a well-functioning U.S. housing finance system. We are a member of U.S. Mortgage Insurers (USMI®), an organization formed to promote the use of private MI as a credit risk mitigant in the U.S. residential mortgage market.
GSE Oversight
The GSEs are the principal purchasers of mortgages insured by private mortgage insurers. As a result, the nature of the private MI industry in the U.S. is driven in large part by the requirements and practices of the GSEs, which include:

•	the PMIERs, including operational, business and remedial requirements and minimum capital levels applicable to GSE-qualified MI providers;

•
the underwriting standards that determine what loans are eligible for purchase by the GSEs, which affects the quality of the risk insured by the mortgage insurer and the availability of mortgage loans;

•	the terms that the GSEs require to be included in MI policies for loans that they purchase, including terms governing rescission relief;

•	the level of MI coverage, subject to the requirements of the GSEs' charters, as to when MI is used as the required credit enhancement on high-LTV mortgages;

•	the amount of loan level delivery fees (which result in higher costs to borrowers) that the GSEs assess on loans that require MI, which impacts private MI providers' ability to compete with FHA;

•
the terms on which the GSEs offer lenders relief on their representations and warranties made to a GSE at the time of sale of a loan to a GSE, which creates pressure on private mortgage insurers to alter their rescission rights to conform to the GSE relief;

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
Under the PMIERs financial requirements, Approved Insurers must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an Approved Insurer's net RIF, calculated by applying on a loan-by-loan basis certain risk-based factors derived from tables set out in the PMIERs to the net RIF. The risk-based required asset amount for primary insurance is subject to a floor of 5.6% of total, performing, primary RIF, and the risk-based required asset amount for pool insurance considers both the factors in the tables and the net remaining stop loss for each pool insurance policy. The PMIERs financial requirements also increase the amount of available assets that must be held by an Approved Insurer for loans originated on or after January 1, 2016 that are insured under LPMI policies.
By April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. As of December 31, 2017, NMIC had sufficient assets to meet the PMIERs financial requirements, and we expect to certify to the GSEs by April 15, 2018 that NMIC fully complied with the PMIERs as of December 31, 2017. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of its failure to meet one or more of the PMIERs requirements. We continuously monitor our compliance with the PMIERs.
On December 18, 2017, the GSEs provided us with a confidential summary of the proposed changes to the PMIERs financial, business and other requirements that they are developing with the FHFA. We have engaged in conversations with the FHFA and the GSEs about the proposed changes and expect to continue to provide feedback to them in the coming months. Once changes to the PMIERs requirements are finalized, we expect the industry will be afforded a six month implementation period and currently anticipate that updated PMIERs requirements, if any, will take effect no sooner than the fourth quarter of 2018.
State Mortgage Insurance Regulation
Certificates of Authority
NMIC holds a certificate of authority, or insurance license, in all 50 states and D.C. As a licensed insurer in these jurisdictions, NMIC is subject to ongoing financial reporting and disclosure requirements relating to its business, operations, management or affiliate arrangements.
State Insurance Laws
Our insurance subsidiaries are subject to comprehensive regulation by state insurance departments. As mandated by certain state insurance laws, private MI companies are generally restricted to writing only MI business. We understand that the primary purpose underlying this restriction, which is referred to in the industry as a "monoline" requirement, is to make it easier for regulators to assess the overall risk in a mortgage insurer's insurance portfolio and to determine its capital adequacy under varying economic scenarios. State insurance laws and regulations are principally designed for the protection of insured policyholders rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to insurance regulatory officials to examine insurance companies and interpret and/or enforce rules or exercise discretion affecting almost every significant aspect of the insurance business.
In general, state insurance regulation of our business relates to:

•	licenses to transact business;

•	policy forms;

•	premium rates;

•	insurable loans;

•	annual and quarterly financial reports prepared in accordance with statutory accounting principles;

•	determination of loss, unearned premium and contingency reserves;

•	minimum capital levels and adequacy ratios;

•	affiliate transactions;

•	reinsurance requirements;

•	limitations on the types of investment instruments which may be held in an investment portfolio;

•	the size of risks and limits on coverage of individual risks which may be insured;

•	special deposits of securities;

•	stockholder dividends;

•	insurance policy sales practices; and

•	claims handling.

As an insurance holding company, NMIH is registered with the Wisconsin OCI, which is NMIC and Re One's primary regulator, and must provide certain information to the Wisconsin OCI on an ongoing basis, including insurance holding company annual audited consolidated financial statements. We, as an insurance holding company, and each of our affiliates, are prohibited from engaging in certain transactions with our insurance subsidiaries without disclosure to, and in some instances, prior approval by the Wisconsin OCI. Like other states, Wisconsin regulates transactions between domestic insurance companies and their controlling stockholders or affiliates. Under Wisconsin law, all transactions involving us, or an affiliate, and an insurance subsidiary, must conform to certain standards including that the transaction be "reasonable and fair" to the insurance subsidiary. Wisconsin law also provides that disclosure of certain transactions must be filed with the Wisconsin OCI at least 30 days before the transaction is entered into and that these transactions may be disapproved by the Wisconsin OCI within that period.
Under Wisconsin law, domestic insurers, such as NMIC, are required to submit and obtain prior Wisconsin OCI approval on all reinsurance agreements with non-affiliate reinsurers. In addition, Wisconsin OCI requires that reinsurance agreements with non-authorized and non-accredited reinsurers be collateralized through letters of credit and/or trust accounts in order for a domestic insurer to take credit for reinsurance on its statutory balance sheet.
Wisconsin's insurance regulations generally provide that no person may merge with or acquire control (which is defined as possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract, by common management or otherwise) of us or our insurance subsidiaries unless the merger or transaction in which control is acquired has been approved by the Wisconsin OCI. Wisconsin law provides for a rebuttable presumption of control when a person owns or has the right to vote, directly or indirectly, more than 10% of the voting securities of a company. Pursuant to applicable Wisconsin regulations, voting securities include securities convertible into or evidencing the right to acquire securities with the right to vote. For purposes of determining whether control exists, the Wisconsin OCI may aggregate the direct or indirect ownership of us by entities under common control with one another. Notwithstanding the presumption of control, any person or persons acting in concert or whose shares may be aggregated for purposes of determining control, may file a disclaimer of affiliation with the Wisconsin OCI if such person or persons do not intend to control or direct or influence the management of a domestic insurer. Such disclaimer will become effective unless it is expressly "disapproved" by the OCI within 30 days. In addition, the insurance regulations of certain states require prior notification to the state's insurance department before a person acquires control of an insurance company licensed in such state. An insurance company's licenses to conduct business in those states could be affected by any such change in control. As of the date of this report, we are aware of one stockholder that owns more than 10% of our shares of common stock. We understand that this stockholder has filed a disclaimer of control with the Wisconsin OCI in connection therewith, which has not been disapproved.
Our insurance subsidiaries are subject to Wisconsin statutory requirements as to maintenance of minimum policyholders' surplus and payment of dividends or distributions to stockholders. Under Wisconsin law, our insurance subsidiaries may pay "ordinary" stockholder dividends with 30 days' prior notice to the Wisconsin OCI. Ordinary dividends are defined as payments or distributions to stockholders in any 12-month period that do not exceed the lesser of (i) 10% of statutory policyholders' surplus as of the preceding calendar year end or (ii) adjusted statutory net income. Adjusted statutory net income is defined for this purpose to be the greater of the following:

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

The Wisconsin OCI may prohibit the payment of ordinary dividends or other payments by our insurance subsidiaries to us if they determine that such payments could be adverse to policyholders. In addition, our insurance subsidiaries may make or pay "extraordinary" stockholder dividends (i.e., amounts in excess of ordinary dividends) only with the prior approval of the Wisconsin OCI.
In addition to Wisconsin, other states may limit or restrict our insurance subsidiaries' ability to pay stockholder dividends. For example, California and New York prohibit mortgage insurers licensed in such states from declaring dividends except from undivided profits remaining above the aggregate of their paid-in capital, paid-in surplus and contingency reserves. In addition, Florida requires mortgage insurers to hold capital and surplus not less than the lesser of (i) 10% of its total liabilities, or (ii) $100 million. It is possible that Wisconsin will adopt revised statutory provisions or interpretations of existing statutory provisions that will be more or less restrictive than those described above or will otherwise take actions that may further restrict the ability of our insurance subsidiaries to pay dividends or make distributions or returns of capital.

Mortgage insurers licensed in Wisconsin are required to establish a contingency loss reserve for purposes of statutory accounting, with annual contributions equal to the greater of (i) 50% of net earned premiums for such year or (ii) the minimum policyholders' position (as described below) relating to NIW in the period, divided by 7. These additions to contingency reserves cannot be withdrawn for a period of 10 years, except as permitted by insurance regulations. With prior approval from the Wisconsin OCI, an MI company may make early withdrawals from the contingency reserve when incurred losses for a calendar quarter exceed the greater of either (i) 35% of net premiums earned in a calendar year or (ii) 70% of the annual amount contributed to the contingency loss reserve.
Under applicable Wisconsin law and the laws of 15 other states, a mortgage insurer must maintain a minimum amount of statutory capital relative to its RIF in order for the mortgage insurer to continue to write new business. These are typically referred to as "risk-to-capital requirements." While formulations of minimum capital may vary in certain jurisdictions, the most common measure applied allows for a maximum permitted risk-to-capital (RTC) ratio of 25:1. Wisconsin has formula-based limits that generally result in RTC limits slightly higher than the 25:1 ratio.
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
State insurance regulators also have the authority to make changes to capital requirements. The NAIC has formed a working group to develop and recommend more robust regulations governing mortgage insurance, including, among other things, strengthened capital requirements, underwriting standards, claims practices and market conduct regulation. We, along with other mortgage insurers, are working with the Mortgage Guaranty Insurance Working Group of the Financial Condition (E) Committee of the NAIC (the Working Group). The Working Group will determine and make a recommendation to the Financial Condition (E) Committee of the NAIC as to what changes the Working Group believes are necessary to the solvency and market practices regulation of mortgage insurers, including changes to the Mortgage Guaranty Insurers Model Act (Model #630). The Working Group has proposed a draft revised Model Act that contains risk-based capital requirements, which we and the MI industry are evaluating. We have provided feedback to the Working Group since early 2013, including comments on the risk-based capital approach.
Most states, including Wisconsin, have enacted anti-inducement and anti-rebate laws applicable to mortgage insurers, which prohibit mortgage insurers from inducing lenders to enter into insurance contracts by offering benefits not specified in the policy, including rebates of insurance premiums. For example, Wisconsin prohibits mortgage insurers from allowing any commission, fee, remuneration, or other compensation to be paid to, or received by, any insured lender, including any subsidiary or affiliate, officer, director, or employee of any insured, any member of their immediate family, any corporation, partnership, trust, trade association in which any insured is a member, or other entity in which any insured or any such officer, director, or employee or any member of their immediate family has a financial interest.
MI premium rates are subject to prior approval in certain states, which requirement is designed to protect policyholders against rates that are excessive, inadequate or unfairly discriminatory. In these states, any change in premium rates must be justified, generally on the basis of the insurer's loss experience, expenses and future trend analysis. Trends in mortgage default rates are also considered.
State insurance receivership law, not federal bankruptcy law, would govern any insolvency or financially hazardous condition of our insurance subsidiaries. The Wisconsin OCI has substantial authority to issue orders or seek to control a state insurance receivership proceeding to address the insolvency or financially hazardous condition of an insurance company that it regulates. Under Wisconsin law, the Wisconsin OCI has substantial flexibility to restructure an insurance company in a receivership proceeding. The Wisconsin OCI is obligated to maximize the value of an insolvent insurer's estate for the benefit of its policyholders. In all insurance receiverships under state insurance law, policyholder claims are prioritized relative to the claims of stockholders.
Other U.S. Regulation
Federal laws and regulations applicable to participants in the housing finance industry, including mortgage originators and servicers, purchasers of mortgage loans, such as the GSEs, and public MI companies such as the FHA and VA, directly and indirectly impact private mortgage insurers. Changes in federal housing legislation may have significant effects on the demand for private MI and, therefore, may materially affect our business.

We are also impacted by federal regulation of residential mortgage transactions. Mortgage origination and servicing transactions are subject to compliance with various federal and state consumer protection laws, including the Real Estate Settlement Procedures Act of 1974 (RESPA), the Truth in Lending Act (TILA), the Equal Credit Opportunity Act (ECOA), the Fair Housing Act, the HOPA, the Fair Credit Reporting Act of 1970 (FCRA), the Fair Debt Collection Practices Act, the Gramm-Leach-Bliley Act of 1999 (GLBA) and others. Among other things, these laws and their implementing regulations prohibit payments for referrals of real estate settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit and insurance, govern the circumstances under which companies may obtain and use consumer credit information, establish standards for cancellation of BPMI, define the manner in which companies may pursue collection activities, require disclosures of the cost of credit and provide for other consumer protections.
Housing Finance Reform
The federal government currently plays a dominant role in the U.S. housing finance system through the GSEs and public MIs (i.e., the FHA and VA) and Ginnie Mae. There is broad policy consensus toward the need for private capital to play a larger role and government credit risk to be reduced. However, to date there has been a lack of consensus with regard to the specific changes necessary to return to a larger role for private capital and what size the government's role should be. On September 6, 2008, the FHFA used its authorities to place the GSEs into conservatorship. As the GSEs' conservator, the FHFA has the authority to control and direct the GSEs' operations, and the FHFA's policy objectives can result in changes to the GSEs' requirements and practices. With the GSEs in a prolonged conservatorship, there has been ongoing debate over the future role and purpose of the GSEs in the U.S. housing market. Since 2011, there have been numerous legislative proposals intended to incrementally scale back or eliminate the GSEs (such as a statutory mandate for the GSEs to transfer mortgage credit risk to the private sector) or to completely reform the housing finance system. Congress, however, has not enacted any legislation to date. Passage and timing of comprehensive GSE reform legislation or incremental change is uncertain, making the actual impact on us and our industry difficult to predict. With the current administration and Republican majority in Congress (including the resulting control of key committees addressing GSE reform), there is a possibility for greater consensus, although much uncertainty remains regarding the details of any reform as well as when it would be enacted or implemented. Any such changes that come to pass could have a significant impact on our business.
FHA Reform
We compete with the single-family public MI programs of the FHA, which is part of the U.S. Department of Housing and Urban Development (HUD). The FHA's role in the mortgage insurance industry is significantly dependent upon regulatory developments. During the most recent housing downturn, the FHA began to capture an increasing share of the high-LTV market, which share has not receded to the lower levels FHA transacted prior to the financial crisis. Since 2012, there have been several legislative proposals intended to reform the FHA; however, no legislation has been enacted to date. In 2015, the FHA reduced some of its annual mortgage insurance premiums by 50 basis points, which had the effect of maintaining the FHA's elevated market share and continuing the increased role of government in the mortgage insurance market. The prospects for further unilateral FHA action on premium or passage of FHA reform legislation in either the House or Senate, and how differences in proposed reforms between the House and Senate might be resolved in any final legislation, remain uncertain.
The Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) amended certain provisions of TILA, RESPA and other statutes that have had a significant impact on our business and the residential mortgage market. The Consumer Financial Protection Bureau (CFPB), a federal agency created by the Dodd-Frank Act, is charged with implementation and enforcement of these provisions. Leadership at the CFPB has recently changed, and it is difficult to predict whether or how the CFPB might seek to implement these laws in the future.
Ability-to-Repay Rule
For instance, the CFPB implemented the Dodd-Frank Act Ability to Repay (ATR) mortgage provisions, which govern the obligation of lenders to determine the borrower's ability to pay when originating a mortgage loan covered by the rule.  The ATR rule went into effect on January 10, 2014. A subset of mortgages within the ATR rule are known as "qualified mortgages" (QMs), which generally are defined as loans without certain risky features, such as negative amortization, points and fees in excess of 3% of the loan amount, and terms exceeding 30 years. QMs under the rule benefit from a statutory presumption of compliance with the ATR rule, thus potentially mitigating the risk of the liability of the creditor and assignees of the loan under TILA. The rule also provides a temporary category of QMs that have more flexible underwriting requirements so long as they satisfy the general product feature requirements of QMs and so long as they meet the underwriting requirements of the GSEs. The temporary category of QMs that meet the underwriting requirements of the GSEs is scheduled to phase out upon the earlier to occur of the end of conservatorship or receivership of the GSEs or January 10, 2021. The expiration of this this temporary GSE QM status or any action by Congress or the CFPB to modify it could affect the residential mortgage market and demand for private mortgage insurance.

The Dodd-Frank Act also gave statutory authority to HUD, the VA, and the U.S. Department of Agriculture's Rural Housing Service to develop their own definitions of "QM," which they have completed. To the extent lenders find that the HUD definition of QM is more favorable to certain segments of their borrowers, they may choose FHA products over private MI products.
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
The ATR rule may continue to impact the mortgage insurance industry in other ways, including because the ATR rule has given rise to a subset of borrowers who cannot meet the regulatory QM standards, thus reducing the size of the mortgage market tied to such borrowers. While Congress is considering certain reforms that may address this restrictiveness, there is no certainty about whether that legislation will be enacted or be successful in increasing access to mortgage loans for those borrowers.
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
In December 2014, the Basel Committee on Banking Supervision (Basel Committee) issued a proposal for further revisions to Basel III's Standardized Approach for credit risk. The proposal sets forth proposed adjustments to the risk weights for residential mortgage exposures that take into account LTV and the borrower's ability to service a mortgage as a proxy for a debt service coverage ratio. The proposed LTV ratio did not take into consideration any credit enhancement, including private MI. Comments closed on the 2014 proposal in March 2015, and in December 2015, the Basel Committee released a second proposal that retained the LTV provisions of the initial draft, but not the debt servicing coverage ratios. In December 2017, the Basel Committee finalized its revisions to the Standardized Approach for credit risk, including the adoption of risk weights for residential mortgage exposures that, like the December 2015 proposal, take into account LTV but not debt servicing coverage ratios. The revisions to the international Basel III framework would only take effect in the United States to the extent that they are adopted by the federal banking regulators and incorporated into the U.S. Basel III rules.
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
Mortgage Servicing Rules
New residential mortgage servicing rules under RESPA and TILA, promulgated by the CFPB, went into effect in 2014. These rules included new or enhanced servicer requirements for handling escrow accounts, responding to borrower assertions of error and inquiries from borrowers, special handling of loans that are in default and loss mitigation when borrowers default, along with other provisions. A provision of the required loss mitigation procedures prohibits the servicer from commencing foreclosure until 120 days after a borrower defaults. Additional servicing regulations became effective in October 2017, providing some borrowers with foreclosure protections more than once over the life of the loan, imposing specific timing requirements for loss mitigation activities when servicing rights are transferred, and requiring that loss mitigation applications be properly dispositioned before allowing pursuit of a foreclosure action, among other requirements. Violation of these loss mitigation rules, which mandate special notices, handling and processing procedures (with deadlines) based on borrower submissions, may subject the servicer to private rights of action under consumer protection laws. Such actions or threats of such actions could cause delays in and increase costs and expenses associated with default servicing, including foreclosure. As to servicing of delinquent mortgage loans covered by our insurance policies, these rules could contribute to delays in and increased costs associated with foreclosure proceedings and have a negative impact on the cost and resolution of claims.
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
Section 8 of RESPA
Section 8 of RESPA applies to most residential mortgages insured by us. Subject to limited exceptions, Section 8 of RESPA prohibits persons from giving or accepting anything of value pursuant to an agreement or understanding to refer a "settlement service." MI generally may be considered to be a "settlement service" for purposes of Section 8 of RESPA under applicable regulations. Section 8 of RESPA affects how we structure ancillary services that we may provide to our customers, if any, including loan review services, risk-share arrangements and customer training programs. RESPA authorizes the CFPB and other regulators to bring civil enforcement actions and also provides for criminal penalties and private rights of action. The CFPB has brought a number of enforcement actions under Section 8 of RESPA, including settlements with several mortgage insurers. The CFPB's interpretation and enforcement of Section 8 of RESPA presents regulatory risk for many providers of "settlement services," including mortgage insurers.
Mortgage Insurance Tax Deduction
In 2006, Congress enacted on a temporary basis the private mortgage insurance tax deduction, which expired at the end of 2011. Each year since the deduction initially expired in 2011, Congress has enacted legislation to temporarily extend the deduction, with the most recent extension occurring in February 2018, to cover the 2017 tax year, from January 1, 2017 to December 31, 2017. Elimination of the private mortgage insurance tax deduction could have the effect of reducing demand for private MI products. Congress has periodically considered proposed legislation that would make the private mortgage insurance tax deduction permanent, but to date has not enacted any such legislation.
SAFE Act
The federal Secure and Fair Enforcement for Mortgage Licensing Act (SAFE Act), enacted by Congress in 2008, establishes minimum standards for the licensing and registration of state-licensed mortgage loan originators. The SAFE Act also requires the establishment of a nationwide mortgage licensing system and registry for the residential mortgage industry and its employees. As part of this licensing and registration process, loan originators who are employees of certain lending institutions must generally be licensed under the SAFE Act guidelines enacted by each state in which they engage in loan originator activities and registered with the registry. The CFPB administers and enforces the SAFE Act. Employees of NMIC are not required to be licensed and/or registered under the SAFE Act as NMIC does not originate mortgage loans. NMIS currently provides loan review services through third-party service providers, which have represented and warranted to NMIS that they comply with SAFE Act requirements in all applicable jurisdictions.
Privacy and Information Security
We provide mortgage insurance products and services to financial institutions with which we have business relationships. In the normal course of providing our products and services, we may receive non-public personal information regarding such financial institutions' customers. The GLBA and related state and federal regulations implementing its privacy and safeguarding provisions impose privacy and information security requirements on financial institutions, including obligations to protect and safeguard consumers' non-public personal information. GLBA and its implementing regulations are enforced by state insurance regulators and state attorneys general, and by the U.S. Federal Trade Commission (FTC) and the CFPB. In addition, many states have enacted privacy and data security laws which impose compliance obligations beyond GLBA, including obligations to protect social security numbers, maintain comprehensive information security programs and provide notification if a security breach results in a reasonable belief that unauthorized persons may have obtained access to consumer non-public personal information. We have adopted certain risk management and security practices designed to facilitate our compliance with these federal and state privacy and information security laws.
Fair Credit Reporting Act
FCRA imposes restrictions on the permissible use of credit report information. The CFPB and FTC each have authority to enforce the FCRA. FCRA has been interpreted by some FTC staff and federal courts to require mortgage insurers to provide "adverse action" notices to consumers if an application for mortgage insurance is declined or offered at higher than the best available rate for the program applied for on the basis of a review of the consumer's credit. We provide such notices when required.
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
Implications of and Elections Under the JOBS Act
As a company that had gross revenues of less than $1 billion during its last fiscal year, we are an "emerging growth company," as defined in the JOBS Act (an EGC). We will retain that status until December 31, 2018, the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, which was November 7, 2013.
As an EGC:

•	we are exempted from compliance with Section 404(b) of Sarbanes-Oxley, which requires our auditors to attest to and report on our internal control over financial reporting;

•
we are not required to comply with any new or revised financial accounting standard until such date as a private company (i.e., a company that is not an "issuer" as defined by Section 2(a) of Sarbanes-Oxley) is required to comply with such new or revised accounting standard. Although we are not required to comply with new or revised financial accounting standards, we have opted out of using the extended transition period;

•
we may elect to not comply with Item 402 of Regulation S-K, which requires extensive quantitative and qualitative disclosure regarding executive compensation, but instead disclose the more limited information required of a "smaller reporting company";

•
we are exempted from the following additional compensation-related disclosure provisions that were imposed on U.S. public companies pursuant to the Dodd-Frank Act: (i) the advisory vote on executive compensation required by Section 14A(a) of the Exchange Act, (ii) the requirements of Section 14A(b) of the Exchange Act relating to stockholder advisory votes on "golden parachute" compensation, (iii) the requirements of Section 14(i) of the Exchange Act as to disclosure relating to the relationship between executive compensation and our financial performance, and (iv) the requirement of Section 953(b)(1) of the Dodd-Frank Act, which requires disclosure as to the relationship between the compensation of the Company's chief executive officer and median employee pay.

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
Risk Factors Relating to Our Business Operations
We do not have a long operating history on which investors may rely for purposes of projecting our future operating results.
Prior to writing our first mortgage insurance policies in April 2013, we did not engage in any substantive operations and, therefore, do not have a long operating history on which investors may rely for purposes of projecting future operating results. Having a short operating history, we are subject to substantial business and financial risks and could suffer significant losses, all of which are difficult to predict. We continue to develop business relationships, enhance our technology platform, gain customers, establish operating procedures, hire staff and complete other tasks appropriate for the conduct of our intended business activities. Our long-term success will also depend on our ability to continue to execute the operating procedures we have established and internal controls we have developed to effectively support our business and our regulatory and reporting requirements. Further, industry conditions may change in a manner that adversely affects the development or profitability of our business, and there can be no assurance that we will be successful in our efforts to continue to develop our business.
We face intense competition for business in our industry from existing private MI providers and potentially from new entrants. If we are unable to compete effectively, we may not be able to achieve our business goals, which would adversely affect our business, financial condition and operating results.
The MI industry is highly competitive. With six private MI companies actively competing for business from the same residential mortgage originators, it is important that we continue to differentiate ourselves from the other mortgage insurers, each of which sells substantially similar products as ours. We compete with other private mortgage insurers based on our terms of coverage, underwriting guidelines, pricing, customer service (including speed of MI underwriting and decisions), availability of ancillary products and services (including training and loan review services), financial strength, information security, customer relationships, name recognition and reputation, the strength of management teams and sales organizations, the effective use of technology, and innovation in the delivery and servicing of insurance products.
One or more of our competitors may seek to capture increased market share from the public MIs, such as the FHA or VA, or from other private mortgage insurers by reducing prices, offering alternative coverage and product options, including offerings for loans not intended to be sold to the GSEs, loosening their underwriting guidelines or relaxing risk management policies, which could, in turn, improve their competitive positions in the industry and negatively impact our ability to achieve our business goals. Competition within the private mortgage insurance industry could result in our loss of customers, lower premiums, riskier credit guidelines and other changes that could lower our revenues or increase our expenses. If our information technology systems are inferior to our competitors', existing and potential customers may choose our competitors' products over ours. If we are unable to compete effectively against our competitors and attract and retain our target customers, our revenue may be adversely impacted, which could adversely impact our growth and profitability.
In addition, we and most of our competitors, either directly or indirectly, offer certain ancillary services to mortgage lenders with which we also conduct MI business, including loan review, training and other services. For various reasons, including those related to resources or compliance, we may choose not to offer these services at all or not to offer them in a form or to the extent that is similar to the prevailing offerings of our competitors. If we choose not to offer these services, or if we were to offer ancillary services that are not well-received by the market and fail to perform as anticipated, we could be at a competitive disadvantage which could adversely impact our profitability.
Certain of our competitors are subsidiaries of larger corporations that may have access to greater amounts of capital and financial resources than we do at a lower cost of capital and some have better financial strength ratings than we have. As a result, they may be better positioned to compete in the traditional MI market, as well as outside of traditional MI, including when the GSEs pursue alternative forms of credit enhancement other than traditional MI.

Our financial strength ratings may remain important for our customers to maintain confidence in our products and our competitive position. A downgrade in NMIC's ratings or ratings outlook could have an adverse effect on our financial condition and operating results, including (i) increased scrutiny of our financial condition by our customers, resulting in potential reduction in our NIW or (ii) negative impacts to our ability to conduct business in the non-GSE mortgage market, where financial strength ratings may be more important for such lenders. In addition, although financial strength ratings are not a requirement to remain an Approved Insurer under the current PMIERs framework, they may play a greater role to the extent GSEs use forms of credit enhancement other than traditional MI, including use of deeper MI coverage or other forms of credit risk transfer.
The amount of insurance we may be able to write could be adversely affected if lenders and investors select alternatives to private MI.
If lenders and investors select alternatives to private MI on high-LTV loans, our business could be adversely affected. These alternatives to private MI include, but are not limited to:

•	lenders using government mortgage insurance programs, including those of the FHA and the VA, and state-supported mortgage insurance funds in several states, including Massachusetts and California;

•	lenders and other investors holding mortgages in portfolio and self-insuring;

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
Any of these alternatives to private MI could reduce or eliminate the need for our products, could cause us to lose business and/or could limit our ability to attract the business that we would prefer to insure.
Beginning in 2008, the public MIs, principally the FHA and VA, significantly expanded their role in the MI market as incumbent private mortgage insurers came under significant financial stress. While declining from peak market share following the most recent financial crisis, the market share of the public MIs remains substantially above their historically low market share prior to 2008. Government mortgage insurance programs are not subject to the same capital requirements, costs of capital, risk tolerance or business objectives that we and other private mortgage insurers are, and therefore, generally have greater financial flexibility in setting their pricing, guidelines and capacity, which could put us at a competitive disadvantage. Although there has been broad policy consensus toward the need for private capital to play a larger role and government credit risk to be reduced in the U.S. housing finance system, it remains difficult to predict whether the combined market share of the public MIs will recede to historical levels. These agencies may continue to maintain a strong combined market position and could increase their market share in the future.
Factors that could cause government-supported mortgage insurance programs to remain significant include:

•	federal housing policy, including future premium reductions or loosening of underwriting guidelines;

•	increases in premium rates or tightening of underwriting guidelines by private mortgage insurers;

•	capital constraints in the private MI industry;

•	increase in capital requirements imposed on private mortgage insurers by the GSEs or states;

•	continuation of increases to or imposition of new GSE loan delivery fees on loans that require MI, which may result in higher borrower costs for MI loans compared to loans insured by public MIs;

•
loans insured under federal government-supported mortgage insurance programs are eligible for securitization in Ginnie Mae securities, which may be viewed by investors as more desirable than GSE securities due to the explicit backing of Ginnie Mae securities by the full faith and credit of the U.S. federal government;

•	difference in the spread between GSE mortgage-backed securities and Ginnie Mae mortgage-backed securities;

•	increase in public MIs' loan limits above GSE loan limits; and

•	perceived operational ease of using insurance from public MIs compared to private MI.
If the public MIs maintain or increase their share of the mortgage insurance market, our business and industry could be negatively affected.
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
The success of our mortgage insurance business is highly dependent on our ability to attract and retain as customers the most significant mortgage lenders in the U.S., as determined by the combined volume of their own retail originations and insured business they may acquire from other originators through their correspondent channels.  We believe these mortgage lenders are critical to the achievement of our business goals because of their dominant market share.  As a result of their size and market share, these entities originate a significant majority of high-LTV mortgages in the U.S. and, therefore, influence the size of the MI market.  We are currently doing business with a majority of these lenders.  However, there is no assurance we will receive approvals from each of the remaining lenders to transact MI business with them.  If we are unable to maintain our approved status with one or more of these mortgage lenders, our business, financial condition and operating results could be adversely impacted.
Even if these lenders become our customers, we cannot be certain that any loss of business from one would be replaced from other new or existing lender customers.  Such lenders may decide to write business only with certain mortgage insurers based on their views with respect to an insurer's pricing, service levels, underwriting guidelines, servicing and loss mitigation practices, financial strength or other factors.  Our customers may choose to diversify the mortgage insurers with which they do business, which could negatively affect our level of NIW and our market share.  In addition, our Master Policy does not, and by law cannot, require our customers to do business with us.  In 2017, premiums earned from one significant customer exceeded 10% of our consolidated revenues. Loss of business from significant customers, if not offset by additional business from other customers, could have an adverse effect on the amount of new business we are able to write, and consequently, our financial condition and operating results.
If the volume of high-LTV loan originations declines, the amount of insurance that we may be able to write could decline, which would reduce our revenues.
Our revenues, in part, depend on the volume of high-LTV loan originations and may be negatively affected if the volume declines. The factors that affect the volume of high-LTV loan originations include, among other things:

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

•	deductibility of mortgage interest or other changes in tax policy, including the recently enacted Tax Cuts and Jobs Act of 2017, that may have an effect on the residential housing market;

•	the health of the real estate industry and the national economy as well as conditions in regional and local economies;

•	housing affordability;

•	population trends, including the rate of household formation, preferences of potential mortgage borrowers and cultural shifts;

•	the rate of home price appreciation, which in times of heavy refinancing can affect whether refinance loans have LTVs that require MI;

•	U.S. government housing policy encouraging loans to first-time homebuyers; and

•	the extent to which the GSEs' guaranty and other fees, credit underwriting guidelines and other business terms affect lenders' willingness to extend credit for high-LTV mortgages.
A decline in the volume of high-LTV loan originations could decrease demand for MI, decrease our NIW and therefore reduce our revenues and have an adverse effect on our operating results.
Our underwriting and risk management policies and practices may not anticipate all risks and/or the magnitude of potential for loss as the result of unforeseen risks.
We have established underwriting, credit and risk management policies and practices that seek to mitigate our exposure to borrower default risk in our insured loan portfolio by anticipating future risks and the magnitude of those risks. Our underwriting and risk management guidelines are based on what we believe to be the major factors that influence the performance of mortgage credit. Those factors include, among others, the borrower's credit strength, the loan product, origination practices of lenders, the percentage coverage and size of insured loans and the condition of the economy. In addition, there are certain types of loan characteristics relating to the individual loan or borrower that affect the risk potential for a loan, including its LTV, purpose and terms and the credit profile of the borrower, including FICO and higher DTIs. The presence of multiple higher-risk characteristics in a loan materially increases the likelihood of a default on such a loan unless, and to the extent, there are other characteristics to mitigate the risk.
The frequency and severity of claims we incur is uncertain and depends largely on general economic conditions, including unemployment and interest rates and trends in home prices. To the extent that a risk is unforeseen or is underestimated in terms of frequency and/or severity of loss, our underwriting and risk management policies and practices may not completely insulate us from the effects of those risks. If these policies and practices do not correctly anticipate risk or the potential for loss, we may underwrite business for which we have not charged premium commensurate with the risk, which could result in material adverse effects on our business, financial condition and operating results.
A downturn in the U.S. economy, rising interest rates or home price depreciation may result in increased, unexpected borrower defaults, which could increase our losses.
Losses result from events that reduce a borrower's ability or willingness to continue to make mortgage payments, such as unemployment, rising interest rates and whether a defaulting borrower can sell the home for an amount that will cover unpaid principal and interest and the expenses of the sale. Deterioration in economic conditions, across the U.S. or in specific regional economies, generally increases the likelihood that some borrowers will not have sufficient income to pay their mortgages. An increase in interest rates typically leads to higher monthly payments for borrowers with existing ARMs. A decline in home values typically makes it more difficult for borrowers to sell or refinance their homes, generally increasing the likelihood of a default followed by a claim if borrowers experience job losses or other life events which reduce their incomes or increase their expenses. In addition, adverse declines in home values may also decrease the willingness of borrowers with sufficient resources to make mortgage payments when their mortgage balances exceed the values of their homes. Declines in home values typically increase the severity of any claims we may pay. Home values may decline even absent deterioration in economic conditions due to declines in demand for homes, which in turn may result from changes in buyers' perceptions of the potential for future appreciation, rising interest rates or restrictions on mortgage credit due to more stringent underwriting standards, among other factors.
Losses can increase when borrowers whose loans we insure experience reductions in income or increases in expenses. Borrowers on high-LTV mortgages often have more difficulty weathering financial hardships caused by unemployment or income reductions, or life events involving illness, death or divorce, because they may not have large amounts of personal savings or available credit. Rising unemployment may increase the number of borrowers unable to remain current on their home mortgages and may increase the number of new claims.
A significant downturn in economic conditions or an extended period of flat or declining housing values could result in increased losses. Although the single-family housing market has shown improvement since the most recent financial crisis, the future is not certain and may be affected by weakness or volatility in the U.S. economy, including any impacts arising out of global market effects from international sources.
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
We seek to diversify our insured loan portfolio geographically; however, the availability of business might lead to concentrations in specific regions in the U.S., which could make our business more susceptible to economic downturns in these regions. Our IIF and RIF is currently more heavily concentrated in California than other states, primarily as a result of the size of the California mortgage market relative to the rest of the country and the location and timing of our acquisition of new customers. Certain regions of the U.S. from time to time will experience weaker economic conditions, higher unemployment, lower property values or weaker housing markets and, consequently, will experience higher rates of default, foreclosure and loss than on loans nationally.
Any deterioration in housing prices in the regions in which there is a significant concentration of IIF and RIF and any deterioration of economic conditions in such regions which adversely affects the ability of borrowers to make payments on their insured loans may increase the likelihood and severity of our losses. In addition, other factors such as excessive building resulting in an oversupply of housing in a particular area or a decrease in employment reducing the demand for housing in an area may cause an oversupply of homes available for sale and result in unexpected losses. Any such deteriorations in local or national economic conditions in the mortgage market and other economic conditions could have a material adverse effect on our operating results and financial position.
The premiums we charge may not be sufficient to cover claim payments and our operating costs.
Our mortgage insurance premiums may not be adequate to cover future claim payments. We set premiums at the time a policy is issued based on our expectations regarding likely performance over the term of the policy. Our premium rates are developed based on expectations that may ultimately prove to be inaccurate. Our premiums are subject to approval by state insurance regulators, which can delay or limit our ability to increase our premiums. Generally, we will not be able to cancel the MI coverage or adjust renewal premiums during the life of an MI policy to mitigate adverse development. As a result, higher than anticipated claims generally will not be able to be offset by premium increases on policies in force or mitigated by our non-renewal or cancellation of insurance coverage. While we believe our initial capital, premiums and investment earnings will provide a pool of resources sufficient to cover expected loss payments and have made estimates regarding loss payments and potential claims, the ultimate number and magnitude of claims we experience cannot be predicted with certainty and the actual premiums (along with investment earnings) may not be sufficient to cover losses and/or our operating costs. An increase in the number or size of claims, compared to what we anticipate, could adversely affect our operating results or financial condition. We may not be able to achieve the results that we expect, and there can be no assurance that losses will not exceed our total resources.
Changes in interest rates, house prices or mortgage insurance cancellation requirements may change the length of time that our policies remain in force and impact future earnings.
The premium from a single premium policy is collected up front and generally earned over the estimated life of the policy. In contrast, premiums from a monthly premium policy are received and earned each month over the life of the policy. Each year, most of our premiums will be from insurance that has been written in prior years. As a result, the length of time insurance remains in force, which is also generally referred to as persistency, is a significant determinant of our future revenues. A lower level of persistency could reduce our future revenues from our monthly-paid premium products, which constituted about 69% of our primary IIF at year end 2017. In contrast, a higher than expected persistency rate will decrease the profitability from single premium policies because they will remain in force longer than was estimated when the policies were written.

The factors affecting persistency include:

•
the level of current mortgage interest rates compared to the mortgage rates on the IIF, which affects the sensitivity of the IIF to refinancings (i.e., lower current interest rates make it more attractive for borrowers to refinance and receive a lower interest rate);

•	amount of equity in a home, as homeowners with more equity in their homes can more readily move to a new residence or refinance their existing mortgage;

•	changes in rates of home price appreciation or depreciation;

•	economic conditions that affect a borrower's decision to pay-off a mortgage earlier than required;

•	lenders' credit policies, which may make it more difficult for borrowers to refinance their loans;

•	efforts of lenders to solicit borrower refinancing; and

•	cancellation of BPMI mandated by the HOPA, and mortgage insurance cancellation policies of mortgage investors, along with the current value of the homes underlying the mortgages in the IIF.
Mortgage interest rates have remained historically low, but have been increasing and are likely to continue to rise as a result of expected future changes in monetary policy by the Federal Reserve. Future premiums on our IIF represent a material portion of our claims paying resources. We are unsure what the impact on our revenues will be as mortgages are refinanced, because the number of policies we write for replacement mortgages may be more or less than the terminated policies associated with the refinanced mortgages. Given this dynamic, our expected revenues from monthly premium policies in particular might be negatively impacted if there is a higher than expected level of refinance activity in the future. In addition, if interest rates rise, persistency is likely to increase, which may extend the average life of our insured portfolio and increase expected future claims, particularly for LPMI policies that are non-cancellable.
We are outsourcing the underwriting of our mortgage insurance on certain loans to third-party underwriting service providers (USPs). If these USPs fail to adequately perform their underwriting services or place our coverage on loans we would deem ineligible, we could experience increased claims on loans underwritten by them and our customer relationships could be negatively impacted.
If our USPs fail to adequately perform their underwriting services, such as mishandling of customer inquiries or an inability to underwrite a sufficient volume of applications per day, we may lose opportunities to place mortgage insurance coverage on particular loans, our reputation may suffer and customers may choose not to do business with us. In addition, if our USPs place our MI coverage on loans that are ineligible for coverage under our underwriting guidelines, our risk of claims will be increased on those loans or the premiums we charge will be inadequate given the risk presented. We do not have the right under our Master Policy to cancel coverage of an ineligible loan as a result of a USP making an incorrect decision. Further, other than being able to terminate our contracts with these USPs, we generally do not have express loan-level monetary contractual remedies against these USPs if we are obligated to pay claims on ineligible loans that they improperly agreed to insure on our behalf. If these USPs fail to adequately perform their underwriting services or consistently place coverage on ineligible loans, we could experience increased claims on loans underwritten by them and our customer relationships could be negatively impacted, which would have an adverse impact on our business, financial condition and operating results.
Our Master Policy contains restrictions on our ability to rescind coverage for certain material misrepresentations (including fraud) and underwriting defects, and if we were to fail to timely discover any such misrepresentations or underwriting defects, our rights of rescission would be significantly limited, and we could suffer increased losses as a result of paying claims on loans with unacceptable risk characteristics.
Under our Master Policy's current rescission relief provisions, we agree that we will not rescind or cancel coverage of an insured loan for material borrower misrepresentation (including fraud) or underwriting defects after a borrower timely makes a certain number of payments (either 12 or 36, as applicable), as specified in our Master Policy. In addition, once the borrower has made the requisite number of payments, we have agreed to limitations on our ability to initiate an investigation of fraud or misrepresentation by our insureds or any First Party involved in the origination of an insured loan. Twelve-month rescission relief on an insured loan is generally subject to our successful completion of an independent validation on such loan. If we are unable to perform an independent validation on an insured loan, such loan may qualify for rescission relief after a borrower timely makes 36 consecutive monthly payments. The current processes we have in place to review insured loans may be ineffective in detecting material misrepresentations and/or underwriting defects prior to a borrower making the requisite number of payments. After a loan meets the conditions for rescission relief, we are contractually prohibited from exercising our rights of rescission for borrower misrepresentation (including fraud) and certain First Party misrepresentations and our rights to investigate potential First

Party fraud or misrepresentation are significantly curtailed. In addition, after we amend our Master Policy to comply with the new RRPs (discussed above in Item 1, "Business - Underwriting - Independent Validation and Rescission Relief"), our rescission rights will be more limited than they are now. With these provisions in place, we may be obligated to pay claims on certain loans with unacceptable risk characteristics or which failed to meet our underwriting guidelines at the time of origination. As a result, we could suffer unexpected losses, which could adversely impact our business, financial condition and operating results.
The mix of business we write affects our revenue stream and the likelihood of losses occurring.
Even when housing values are stable or rising, mortgages with certain characteristics have higher probabilities of claims. These characteristics include loans with LTVs over 95% (or in certain markets that have experienced declining housing values, over 90%), lower credit scores, with lower scores tending to have higher probabilities of claims, or higher total DTI ratios (i.e., DTIs greater than 45%). Loans with high LTVs leave the borrower with little, no or negative-equity in the related property, which may result in increased defaults by such borrowers. In addition, reductions in the values of such properties securing our insured loans may increase the likelihood of default, and consequently the frequency or severity of losses. Loans with combinations of these risk factors have a higher degree of layered risk. In general, we charge higher premiums for loans with higher risk characteristics; however, our current pricing may not address certain risk characteristics. Even with the risk-based pricing framework we have in place, there is no guarantee that our premiums will compensate us for the losses we incur on loans with higher risk characteristics. From time to time, in response to market conditions, we may change the types of loans that we insure and the guidelines under which we insure them, and in doing so, the concentration of insured loans with higher risk characteristics in our portfolio may increase. In addition, we may make exceptions to our underwriting guidelines on a loan-by-loan basis and for certain customer programs. Even though underwriting that falls outside of our guidelines would be on a case-by-case basis, we could incur greater than expected claims and claim payments on this business, which could negatively impact our revenues and operating results.
We expect our claims to increase as our portfolio grows and matures.
We believe, based on our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. Historically, the first two to three years after loans are originated are a period of relatively low claims, with claims increasing substantially for several years thereafter and then declining. Factors, such as persistency of the book and the condition of the economy, including unemployment and housing prices can affect this pattern. We began writing mortgage insurance coverage in 2013. Although our claims experience to date has been as expected, we anticipate incurred losses and claims to increase as our earlier book years reach their anticipated period of highest claim frequency and as we begin to layer on additional book years of coverage.
The actual default rate and the average loss per default that we experience as our portfolio matures is difficult to predict and is dependent on the specific characteristics of our current in-force book, as well as the profile of business we write in the future. Our default experience and claims incurred are generally affected by:

•
future macroeconomic factors, including unemployment, which affects the likelihood that borrowers may default on their loans, and rising interest rates, which tend to increase persistency, thereby extending the average life of our insured portfolio and increasing expected future claims;

•
changes in housing values, as such changes may affect loss mitigation opportunities on loans in default, as well as borrowers' behaviors and willingness to default if the values of their homes are below or perceived to be below their mortgage balances;

•	borrowers' FICO scores, with lower FICO scores tending to have higher probabilities of claims;

•	LTV ratios, with higher average LTV ratios tending to increase claims incurred;

•	DTI ratios, with higher DTIs generally tending to increase claims incurred;

•	the size of loans insured, with higher average loan amounts tending to increase claims incurred;

•	the percentage of coverage on insured loans, with higher percentages of insurance coverage tending to result in higher incurred claim amounts than lower percentages of insurance coverage;

•	other borrower and loan level risk characteristics, such as cash-out refinancings, second homes or investment properties

•
the rate at which we rescind policies, which we expect to be lower for us than recent rescission rates experienced by the private MI industry due to the terms of our Master Policy and generally tighter underwriting standard; and

•	the distribution of claims over the life of a book year, as described above.

Incurred losses and claims may exceed our expectations in the event of general economic weakness or decreases in housing values. An increase in the number or size of claims, compared to what we anticipate, could adversely affect our operating results or financial condition.
If servicers fail to adhere to appropriate servicing standards or experience disruptions to their businesses, our claims could unexpectedly increase.
We depend on reliable, consistent third-party servicing of the loans that we insure. Among other things, our Master Policy requires our insureds and their servicers to timely submit premium and monthly IIF and default reports and use commercially reasonable efforts to limit and mitigate loss when a loan is in default. If these servicers fail to adhere to such servicing standards and fail to limit and mitigate loss when appropriate, our losses may unexpectedly increase. In addition, if one or more servicers were to experience adverse effects to its business, such servicers could experience delays in their reporting and premium payment requirements, which could result in our inability to correctly record new loans as they are underwritten, receive and process premium payments on insured loans and/or properly recognize and establish loss reserves on loans when defaults exist or occur but are not reported to us. Significant failures by large servicers or disruptions in the servicing of mortgage loans we insure would adversely impact our business, financial condition and operating results.
Furthermore, we have delegated the authority to implement certain loss mitigation options on loans we insure (e.g., modifications, short sales and deeds-in-lieu) to the GSEs, who have in turn delegated such authority to most of their approved servicers, pursuant to the delegation agreements. Servicers who service GSE-owned loans are required to operate under the GSEs' required standards in accepting certain loss mitigation alternatives. We are dependent on these servicers to appropriately make these decisions under their delegated authority to mitigate our exposure to loss. In some cases, loss mitigation decisions favorable to the GSEs may not be favorable to us and may increase the incidence of paid claims. Inappropriate delegation procedures or failure of servicers to adhere to required standards may increase the magnitude of our losses and have an adverse effect on our business, financial condition and operating results. Our delegation of loss management decisions to the GSEs is subject to cancellation; however, exercise of these rights may have an adverse effect on our relationship with the GSEs and servicers.
We establish claims reserves when we are notified that an insured loan is in default for at least 60 days, based on management's estimate of claim rates and claim sizes, which are subject to uncertainties and are based on assumptions about certain estimation parameters that may be volatile. As a result, the actual claim payments we make may materially exceed the amount of our corresponding claims reserves.
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
The establishment of loss and IBNR reserves is subject to inherent uncertainty and requires significant judgment by management. We establish loss reserves using our best estimates of claim rates, i.e., the percent of loan defaults that ultimately result in claim payments, and claim amounts, i.e., the dollar amounts required to settle claims, to estimate the ultimate losses on loans reported to us as being at least 60 days in default as of the end of each reporting period. We estimate IBNR by analyzing historical lags in default reporting to determine a specific number of IBNR claims in each reporting period. Our estimates of claim rates and claim sizes are strongly influenced by prevailing economic conditions, including current rates or trends in unemployment, housing price appreciation and/or interest rates, and our best judgments as to the future values or trends of these macroeconomic factors. These factors are outside of our control and difficult to predict. Further, our expectations regarding future claims may change significantly over time. If prevailing economic conditions deteriorate suddenly and/or unexpectedly, our estimates of loss reserves could be materially understated, which may adversely impact our financial condition and operating results. Due to the inherent uncertainty and significant judgment involved in the numerous assumptions required to estimate our losses, our loss estimates may vary widely. Because loss and IBNR reserves are based on such estimates and judgments, there can be no assurance that even in a stable economic environment, actual claims paid by us will not be substantially different than our loss and IBNR reserves for such claims. Our business, operating results and financial condition will be adversely impacted if, and to the extent, our actual losses are greater than our loss and IBNR reserves.
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
We are exposed to various risks arising out of natural disasters, including earthquakes, wildfires, hurricanes, floods and tornadoes and man-made disasters, including acts of terrorism, military actions and pandemics. For example, a natural or man-made disaster or a pandemic could lead to unexpected changes in persistency rates as policyholders, contract-holders and borrowers who are affected by the disaster may be unable to meet their contractual obligations, such as payment of premiums on our insurance policies, interest payments due on our invested assets and mortgage payments on loans we insure. The continued threat of terrorism may cause significant volatility in global financial markets, and a natural or man-made disaster or a pandemic could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas, as well as an adverse effect on home prices in those areas, which could result in unexpected increased loss experience in our business. Disasters or a pandemic also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations. In addition, a disaster or a pandemic could adversely affect the value of the assets in our investment portfolio if it affects companies' ability to pay us principal or interest on their securities.
We insure mortgages for homes in areas that have been impacted by recent natural disasters, including hurricanes Harvey and Irma and the California wildfires. We have experienced an increase in NODs related to homes in areas declared by FEMA to be disaster zones following the aforementioned natural disasters, which has negatively impacted our incurred losses. Our ultimate claims exposure will depend on the number of NODs ultimately received, proximate cause of each default and cure rate of the NOD population. In the event of natural disasters, cure rates are influenced by the adequacy of homeowners and other hazard insurance carried on a related property, GSE-sponsored forbearance and other assistance programs, and a borrower's access to aid from government entities and private organizations, in addition to other factors which generally impact cure rates in unaffected areas. We anticipate that the population of loans in default in these FEMA disaster zones will cure at a higher rate than the estimated rate we apply to non-disaster related loans in default, due to our master policy coverage terms, historical industry experience, and current economic indicators and relief programs. As such, we have established lower reserves for these NODs than we otherwise do for similarly situated NODs in non-disaster zones. Due to the inherent uncertainty and significant judgment involved in our assumptions, our loss estimates may turn out to be materially inaccurate and we can provide no assurance that actual claims paid by us, if any, on NODs in disaster zones will not be substantially different than the reserves we have established for such claims.
We may be required to establish a premium deficiency reserve if the net present value of our premiums and reserves is less than the net present value of our loss payments and expenses.
In addition to establishing loss reserves for loans in default, under GAAP, we are required to establish a premium deficiency reserve for our mortgage insurance products if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds future premiums, existing reserves and anticipated investment income. We evaluate whether a premium deficiency exists at the end of each fiscal quarter. Our evaluation of premium deficiency is based on our best estimates of the present value of future losses, expenses and premiums. This evaluation depends upon many significant assumptions, including assumptions regarding future macroeconomic conditions, and therefore, is inherently uncertain and may prove to be inaccurate. There can be no assurance that premium deficiency reserves will not be required in future periods. In addition, even if we were required to establish a premium deficiency reserve, there can be no assurance that it will be adequate.
We are exposed to certain risks associated with our third-party reinsurance transactions, including the possibility that our reinsurers will fail to perform their obligations or that we will lose the capital credit we expected to receive when we entered into the transactions as a result of future GSE or Wisconsin OCI action or if any of our reinsurers experiences a downgrade or other adverse business event.
To actively manage our risk, ensure PMIERs compliance and support the growth of our business, we utilize third-party reinsurance, including the 2016 QSR Transaction and the 2018 QSR Transaction (collectively, the QSR Transactions) and the 2017 ILN Transaction. There is a risk that these transactions will not continue to provide the benefits we expected when we entered into them, including as a result of our counter-parties under the QSR Transactions (which are not fully collateralized like the 2017 ILN Transaction) not performing their obligations, the GSEs or the Wisconsin OCI not continuing to give us full capital credit as anticipated for the duration of the contracts, or if one or more reinsurers under the QSR Transactions experiences a downgrade or other adverse business event. Any of these events could have negative impacts on the credit for the risk transferred under the reinsurance agreements and, in turn, on our capital needs, PMIERs position and growth potential.

Reinsurance does not relieve us of our direct liability to our insureds to pay claims, even when there are reinsurance recoverables available to us under the QSR Transactions. Accordingly, we bear credit risk with respect to such reinsurers. To mitigate this risk, there are certain contractual protections that establish sources from which we may directly obtain our reinsurance recoverables under the QSR Transactions. The 2017 ILN Transaction is fully collateralized with funds deposited into a trust account to secure the obligations of the reinsurer to NMIC under the reinsurance agreement. See Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reinsurance," below. To the extent the amounts in the QSR trust accounts are insufficient to cover loss recoveries and other amounts to which we are entitled under the QSR Transactions, we would attempt to recover such amounts directly from the reinsurers. One or more reinsurers may be unable or unwilling to pay reinsurance recoverables owed to us in the future, which could have an adverse effect on our financial condition.
If any reinsurer under the QSR Transactions experiences a ratings downgrade, the related reinsurance agreements obligate any such reinsurer, consistent with PMIERs requirements, to increase collateral in the related trust account. If the reinsurer breaches its collateral obligations, and fails to cure after notice, we may terminate the agreement with respect to such reinsurer. The QSR Transactions also give us the right to terminate the agreements in certain other circumstances, including, among other reasons, if a reinsurer becomes insolvent, has its license revoked or reinsures its entire liability under the relevant QSR Transaction with another entity. If we experience an early termination, we would be required to re-assume the risk ceded to the breaching reinsurer and the PMIERs and statutory capital credit we received when we entered into the agreement would be reversed. Depending on the timing and severity, such an event could have a material adverse effect on our financial condition, growth potential and future capital needs.
In addition, the GSEs and the Wisconsin OCI have the right periodically to review performance under our third party reinsurance transactions, including the reinsurers' financial strength and other factors the GSEs and Wisconsin OCI may believe are important to an evaluation of the transactions, which factors may be unknown to us. As a result of such reviews, the GSEs or the Wisconsin OCI could withdraw their approvals or continue their approvals, but grant less than full capital credit. If we do not continue to receive full capital credit in connection with these transactions, we would likely need to seek other sources of capital or reductions in RIF sooner than we would have expected with full capital credit under PMIERs and state insurance laws. Future sources of capital will depend on the cost, availability and terms and conditions that are acceptable to us, our regulators and the GSEs. We cannot be sure that we will be able to secure other sources of capital or substitute reductions in RIF in the amounts we require and on favorable terms, if at all.
If we are unsuccessful in our efforts to attract, train and retain qualified personnel, our business may be adversely affected.
We believe that our success depends in large part on the relationships, services and skills of our management team and our ability to motivate, develop and retain these individuals and other key personnel, which includes members of our Finance, Sales, Law, Risk, Insurance Operations and IT departments. We intend to pay competitive salaries, bonuses and equity-based rewards to attract and retain such personnel, but there can be no assurance that we will be successful in such endeavors. The unexpected loss of key personnel, or the inability to recruit, develop and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results.
We face risks in connection with managing our growth, which will depend on maintaining and enhancing effective operating procedures and internal controls.
As a recently formed mortgage insurance company, we have experienced significant growth since our formation. Our future operating results depend to a large extent on our ability to successfully manage our growth. Our growth has placed, and it may continue to place, significant demands on our operations and management. Our current plan depends on our ability to:

•
continue to implement and improve our operational, credit, financial, management and other disclosure and internal risk controls and processes and our reporting systems and procedures to manage a growing number of client relationships;

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

Our management does not expect that our disclosure and internal risk controls and processes will prevent all potential errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. For example, in 2017, as a result of the existence of a material weakness in the design and operating effectiveness of an internal control related to reconciliation support used to validate our deferred tax inventory, we reported that our disclosure controls and procedures were not effective at that time. We enhanced existing controls and designed and implemented new controls applicable to our deferred tax accounting, including those related to stock compensation, to ensure that our DTA is accurately calculated and appropriately reflected in our financial statements and reports we file with the SEC. The actions we took remediated the identified material weakness and strengthened our internal control over financial reporting; however, there can be no guarantee that we will not experience flaws in our internal controls and procedures in the future.
As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. If our controls are not effective or not properly implemented, we could suffer financial or other loss, disruption of our business, regulatory sanctions or damage to our reputation. Losses resulting from these failures can vary significantly in size, scope and scale and may have a material adverse effect on our business, financial condition and operating results.
We are exposed to operational risk from fraud, malfeasance or error by employees and third-party service providers, and any such fraud, malfeasance or error could materially and adversely affect us.
We are exposed to many types of operational risk, including the risk of fraud or malfeasance by employees and outsiders, including third-party service providers, clerical record-keeping errors and transactional errors. Our business depends on our employees as well as third parties to process a large number of transactions. We could be materially and adversely affected if one of our employees or one of our systems causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business also could be sources of operational risk to us, including breakdowns or failures of such parties' own systems or employees. Any of these occurrences could result in a diminished ability to operate our business, potential liability to customers, reputational damage and regulatory intervention, which could result in a material adverse effect on our financial position and operating results.
If we do not maintain connectivity with or otherwise meet the technological demands of our customers or are unable to develop, enhance and maintain our proprietary technology platform with respect to the products and services we offer, our business and financial performance could be adversely affected.
We primarily rely on e-commerce and other technologies to provide and distribute our products and services. Customers require us to provide and service our MI products in a secure manner, either electronically via our internet website or through direct electronic data transmissions. Accordingly, we invest resources in establishing and maintaining electronic connectivity with customers and, more generally, in e-commerce and technological advancements. Further, customers may choose to do business only with mortgage insurers with which they are technologically compatible and may choose to retain existing MI providers rather than invest the time and resources to integrate with a new provider. Our business, financial condition and operating results may be adversely impacted if we do not successfully establish and maintain these arrangements or otherwise keep pace with the technological demands of customers.
We have developed a proprietary enterprise technology platform designed to support our operations. The success of our business depends on our ability to resolve any issues identified with our technology platform during operations and to make timely improvements. Further, we will need to match or exceed the technological capabilities of our competitors over time. There is no assurance that we will not experience significant difficulties with the operation of our technology platform. If our technology platform fails to perform in the manner we expect, our business, financial condition and operating results will be significantly harmed.
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

We are dependent on our information technology and telecommunications systems and the third-parties who provide such systems, and termination of our third-party contracts or systems failures and interruptions could have a material adverse effect on us.
Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and on adequate performance of our third-party service providers. We outsource many of our major information technology functions, including for the development and operation of our enterprise technology platform, data center hosting and management, email and collaboration and human resource systems. We also outsource certain of our underwriting functions to third party service providers. The failure of any of these third parties to perform and/or deliver on a timely basis, or the failure of these systems, either individually or collectively, or the termination of a third-party software license or service agreement on which any of our systems is based, combined with our inability to find acceptable replacement arrangements, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third parties, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have an adverse effect on our business, financial condition and operating results.
A failure in or breach of our operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
Our business is highly dependent upon the effective operation of our information technology systems, which process, transmit, store and protect large amounts of personal information of the borrowers whose mortgages we insure, in addition to the confidential, proprietary, financial and other information that are critical to our business. Furthermore, a significant portion of the communications between our employees and our customers and service providers depends on information technology and electronic information exchange. The security of our computer systems and networks, and those functions that we may outsource, are vulnerable to unauthorized access, interruptions or failures due to events that may be beyond our control, including, but not limited to, cyber-attacks, natural disasters, theft, terrorist attacks, computer viruses, and general technology failures. Additionally, our employees and vendors may use portable computers or mobile devices which can be stolen, lost or damaged. We have adopted information security procedures and controls to safeguard our systems and the information that we process, transmit and store. Despite these efforts, we may not be able to anticipate or to implement effective preventive measures against all cyber threats, or detect and contain a breach in a timely manner, including because employees may not follow the controls we have implemented, the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources. Our employees, customers or other users of our systems may also be subject to fraudulent inducement to disclose sensitive information to parties attempting to gain access to our data or that of our customers. There is no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. Any compromise of the security of our information technology systems may result in loss of personally identifiable information, financial losses, loss of customers and the inability to transact business; could be costly and time-consuming to address and resolve; could expose us to liability for damages, harm our reputation, subject us to regulatory scrutiny and/or expose us to civil litigation. If any of these were to occur, our business, financial condition and operating results could be adversely affected. Further, the technology errors and omissions insurance coverage we maintain may be inadequate to cover claims and/or costs associated with incidents that may occur in the future.
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
We provide loan review services for certain of our customers, including on loans for which we are not providing mortgage insurance. Under the terms of our loan review agreements with customers and subject to contractual limitations on liability, we provide these customers with limited indemnity rights if we make a material error in providing such services and the error materially restricts or impairs the saleability of a loan, results in a material reduction in the value of a loan or results in the customer being required to repurchase a loan. The indemnification may be in the form of monetary or other remedies, subject to per loan and annual limitations. Accordingly, we have assumed some credit risk in connection with providing these services. We also face regulatory and litigation risk in providing these services. See "The private MI industry is, and as a participant we will be, subject to litigation and regulatory enforcement risk generally," below.
Risk Factors Relating to Regulation of the Mortgage Insurance Industry
There can be no assurance that the GSEs will continue to treat us as an Approved Insurer in the future, and our failure to maintain compliance with the GSEs' PMIERs could adversely impact our business, financial condition and operating results.
NMIC is a GSE Approved Insurer, and the significant majority of insurance we write is on loans sold to the GSEs. (Italicized terms have the same meaning that such terms have in the PMIERs, the GSE's eligibility requirements.) As a result, our compliance with the PMIERs is necessary to maintain NMIC's status as an Approved Insurer. The PMIERs establish operational, business, remedial and financial requirements applicable to Approved Insurers. By April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of its failure to meet one or more of the PMIERs requirements. As of December 31, 2017, NMIC had sufficient assets to meet the PMIERs financial requirements, and we expect to certify to the GSEs by April 15, 2018 that NMIC fully complied with the PMIERs as of December 31, 2017.
There can be no assurance, however, that NMIC will continue to comply with the PMIERs financial requirements. For the reasons discussed in these Risk Factors and elsewhere in this report, NMIC's future results could be negatively impacted, causing a reduction to revenues, an increase in losses, or requiring the use of assets, which could cause its available assets to fall below the amount required under the PMIERs financial requirements. In addition, as NMIC continues to grow its business and increase its net RIF, it is anticipated that NMIC's total risk-based required asset amount will increase more rapidly than its available assets and that NMIC will need to raise additional capital or reduce its net RIF, including through the use of additional reinsurance, to remain in compliance with the PMIERs financial requirements and to continue to support new business writings. Any future growth capital may be in the form of debt, equity, or a combination of both. We can give no assurance that our efforts to raise capital, obtain additional reinsurance or otherwise reduce our RIF would be successful. If we are unable to raise additional capital, obtain additional reinsurance or enter into alternative arrangements to reduce our RIF, NMIC may not meet the PMIERs financial requirements.
In addition, there is no assurance the GSEs will not make the PMIERs financial requirements more onerous in the future. In particular, the PMIERs provide that the table of factors that determine minimum required assets will be updated every two years or more frequently to reflect macroeconomic conditions, loan performance or to address other issues the GSEs deem important. On December 18, 2017, the GSEs provided us with a confidential summary of the proposed changes to the PMIERs financial, business and other requirements that they are developing with the FHFA. We have engaged in conversations with the FHFA and the GSEs about the proposed changes and expect to continue to provide feedback to them in the coming months. Once changes to the PMIERs requirements are finalized, we expect the industry will be afforded a six month implementation period and currently anticipate that updated PMIERs requirements, if any, will take effect no sooner than the fourth quarter of 2018. If we are required under the updated PMIERs to increase the amount of available assets to support our business writings, the amount of capital NMIC is required to hold will increase, which may have a negative effect on our returns. Any such effect could have a negative impact on our flexibility to meet our business plans and our future operating results. In addition, the GSEs may amend or clarify the PMIERs at any time.

Compliance with PMIERs requires us to seek the GSEs' prior approval before taking many actions, including implementing new products or services or entering into reinsurance arrangements and inter-company agreements among others. PMIERs' prior approval requirements could prohibit, materially modify or delay us in our intended course of action. Further, the GSEs may modify or change their interpretation of terms they require us to include in our mortgage insurance policies for loans purchased by them, requiring us to modify our terms of coverage or operational procedures to remain an Approved Insurer, and such changes could have a material adverse impact on our financial position and operating results. Although not as likely, the GSEs could, in their own discretion, require additional limitations and/or conditions on certain of our activities and practices that are not currently in the PMIERs in order for us to remain an Approved Insurer. Additional requirements or conditions imposed by the GSEs could limit our operating flexibility and the areas in which we may write new business.
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
Changes in the business practices of the GSEs, including a decision to decrease or discontinue the use of private MI, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.
The requirements and practices of the GSEs impact the operating results and financial performance of GSE-approved private mortgage insurers. Changes in the charters or business practices of Freddie Mac or Fannie Mae could reduce the number of mortgages they purchase that are insured by us and consequently diminish our franchise value. The GSEs could be directed to make such changes by the FHFA, which was appointed as their conservator in September 2008 and has the authority to control and direct the operations of the GSEs.
With the GSEs in a prolonged conservatorship, there has been ongoing debate over the future role and purpose of the GSEs in the U.S. housing market. The U.S. Congress may legislate structural and other changes to the GSEs and the functioning of the secondary mortgage market. Since 2011, there have been numerous legislative proposals intended to incrementally scale back the GSEs (such as a statutory mandate for the GSEs to transfer mortgage credit risk to the private sector) or to completely reform the housing finance system. Congress, however, has not enacted any legislation to date. The proposals vary greatly with regard to the government's role in the housing market, and more specifically, with regard to the existence of an explicit or implicit government guarantee. If any GSE reform legislation is enacted, it could impact the current role of private mortgage insurance as credit enhancement, including its reduction or elimination, which would have an adverse effect on our revenue, operating results or financial condition. As a result of these matters, it is uncertain what role private capital, including MI, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact on our business is uncertain. Any changes to the charters or statutory authorities of the GSEs would require Congressional action to implement. Passage and timing of any comprehensive GSE reform legislation or incremental change is uncertain and could change through the legislative process, which could take time, making the actual impact on us and our industry difficult to predict. With the current administration and Republican majority in Congress (including the resulting control of key committees addressing GSE reform), there is a possibility for greater consensus, although much uncertainty remains regarding the details of any reform as well as when it would be enacted or implemented. Any such changes that come to pass could have a significant impact on our business.
In recent years, the FHFA has set goals for the GSEs to transfer significant portions of the GSEs' mortgage credit risk to the private sector. To date, several credit risk transfer products have been created under the program. To the extent these credit risk products evolve in a manner that displaces primary MI coverage, the amount of insurance we write may be reduced. It is difficult to predict the impact of alternative credit risk transfer products, if any, that are developed to meet the goals established by the FHFA.
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
We are subject to regulation in various jurisdictions, and material changes in regulation or enforcement could adversely affect us.
The U.S. MI industry and our insurance subsidiaries are subject to comprehensive federal and state regulation in each jurisdiction in which they are licensed or authorized to do business. Federal or state regulatory scrutiny could lead to new legal precedents, new regulations or new practices, or regulatory actions or investigations, which could adversely affect our financial condition and operating results. Although their scope varies, state insurance laws generally grant broad supervisory powers to state insurance regulatory authorities to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including premium rates, trade and claims practices, accounting methods, marketing practices, policy forms and capital adequacy. These state insurance regulatory authorities could take actions that could materially impact the types of products and services we and our industry are permitted to offer, including requiring us (and other MI companies) to modify current pricing and business practices. Further, failure to comply with the various federal and state regulations promulgated by federal consumer protection authorities and state insurance regulatory authorities could lead to enforcement or disciplinary action, including the imposition of penalties and the revocation of our authorization to operate.
State insurance regulators also have the authority to make changes to capital requirements. The NAIC has formed a working group to develop and recommend more robust regulations governing mortgage insurance, including, among other things, strengthened capital requirements, underwriting standards, claims practices and market conduct. We, along with other mortgage insurers, are working with the Mortgage Guaranty Insurance Working Group of the Financial Condition (E) Committee of the NAIC (Working Group). The Working Group will determine and make a recommendation to the Financial Condition (E) Committee of the NAIC as to what changes the Working Group believes are necessary to the solvency and market practices regulation of mortgage insurers, including changes to the Mortgage Guaranty Insurers Model Act (Model #630). The Working Group has proposed a draft revised Model Act that contains risk-based capital requirements, which we and the MI industry are evaluating. We have provided feedback to the Working Group since early 2013, including comments on the risk-based capital approach. The Working Group's discussions are ongoing and the ultimate outcome of these discussions and any potential actions taken by the NAIC cannot be predicted at this time. If the Working Group's final proposal to the NAIC contains more stringent capital requirements, this could ultimately lead to NMIC being obligated to hold more capital for its insured business than we are required to hold under PMIERs, which would reduce our profitability compared to the profitability we expect under the existing capital requirements.
The private MI industry is, and as a participant we will be, subject to litigation and regulatory enforcement risk generally.
We operate in highly regulated industries that inherently pose a heightened risk of litigation and regulatory proceedings. As a result, the members of the MI industry, including NMIC, face litigation risk, including the risk of class action lawsuits, and administrative enforcement by federal and state insurance agencies in the ordinary course of operations.
In the past, mortgage insurers (other than NMIC) have been involved in litigation and regulatory enforcement actions alleging violations of Section 8 of RESPA. Among other things, Section 8 of RESPA generally precludes mortgage insurers from paying referral fees to mortgage lenders for the referral of MI business. This limitation also can prohibit providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that mortgage lenders provide that are higher than their reasonable or fair market value, in exchange for the referral of MI business. Various regulators, including the CFPB, state insurance commissioners and state attorneys general, may bring actions seeking various forms of relief in connection with alleged violations of the referral fee limitations of RESPA, as can private litigants in class actions. In the years following the most recent financial crisis, the CFPB pursued a higher volume of enforcement actions against mortgage industry participants, including mortgage insurers. In particular, the CFPB focused on challenging mortgage insurers' captive reinsurance arrangements under Section 8 of RESPA. The insurance law provisions of many states also prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. New leadership at the CFPB may also have an impact on future CFPB enforcement activity. The CFPB's interpretation and enforcement of Section 8 of RESPA presents regulatory risk for many providers of "settlement services," including mortgage insurers.
We currently are not a party to any federal or state regulatory enforcement actions; however, such proceedings could arise in the future. The cost to defend, and the ultimate resolution of, any such action or proceeding could have a material adverse impact on our business, financial condition and operating results. Should we become a party to an action by any of these regulators, the ultimate outcome is difficult to predict, and it is possible that any outcome could be negative to us specifically or the industry in general and such a negative outcome could have an adverse effect on our business, financial position and operating results.
We are involved in certain legal proceedings in the ordinary course of business. Based on information available to us and our review of lawsuits and claims filed or pending against us to date, we have not recognized a material liability for these matters, nor do we currently expect it is reasonably possible that these matters will result in a material liability to us. However, the outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of such matters currently pending or threatened could have an unanticipated material adverse effect on our liquidity, financial position and operating results.
The implementation of Basel III may adversely affect the use of MI by certain banks.
In July 2013, U.S. federal banking regulators adopted regulations to implement Basel III. The phase in period for U.S. banks to implement the capital rules is for a duration of five years, which started on January 2, 2014. With the ongoing implementation of U.S. Basel III and the potential continued evolution of the international Basel capital framework, it is difficult to predict the impact, if any, on the MI industry and the ultimate form of any potential future modifications to the regulations by federal banking regulators. If federal regulators revise the U.S. Basel III rules to reduce or eliminate the capital benefit banks receive from insuring high-LTV loans with private MI, or if our customers who are subject to Basel III believe that adverse changes may occur at some time in the future, our current and future business may be adversely affected.
Our business prospects and operating results could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau's ATR Rules defining a QM further reduce the size of the origination market.
The Dodd-Frank Act authorized the Consumer Financial Protection Bureau (Bureau) to issue regulations requiring a loan originator to determine whether, at the time a loan is originated, the consumer has a reasonable ability to repay the loan (ATR). The Bureau's final ATR rule went into effect on January 10, 2014. A subset of mortgages within the ATR rule are known as "qualified mortgages" or QMs, which generally are defined as loans without certain risky features, such as negative amortization, points and fees in excess of 3% of the loan amount, and terms exceeding 30 years. QMs under the rule benefit from a statutory presumption of compliance with the ATR rule, thus potentially mitigating the risk of the liability of the creditor and assignees of the loan.
The rule also provides a temporary category of QMs that have more flexible underwriting requirements, so long as they satisfy the general product feature requirements of QMs and so long as they meet the underwriting requirements of the GSEs. The temporary category of QMs that meet the underwriting requirements of the GSEs is scheduled to phase out upon the earlier to occur of the end of conservatorship or receivership of the GSEs or January 10, 2021. The expiration of this temporary GSE QM status or any action by Congress or the Bureau to modify it could affect the residential mortgage market and demand for private mortgage insurance.
The Dodd-Frank Act also gave statutory authority to the Department of Housing and Urban Development (HUD), the Veterans Administration, and the U.S. Department of Agriculture's Rural Housing Service to develop their own definitions of "QM," which those agencies have completed. To the extent lenders find that the HUD definition of QM is more favorable to certain segments of their borrowers, they may choose FHA products over private MI products.
We, along with other industry participants, have observed that the significant majority of covered loans made after the effective date of the ATR rule have been QMs. We expect that most lenders will continue to be reluctant to make loans that do not qualify as QMs (either under the rule's specific underwriting guidelines, GSE underwriting guidelines or the HUD definition of a QM) because absent full compliance with the ATR rule, such loans will not be entitled to a safe-harbor presumption of compliance with the ability-to-pay requirements. As a result, we believe ATR regulations have given rise to a subset of borrowers who cannot meet the regulatory QM standards, thus reducing the size of the residential mortgage market tied to such borrowers. Our business prospects and operating results could be adversely impacted if, and to the extent that, the QM regulations have the impact of further reducing the size of the origination market, including potentially when the temporary GSE QM status expires.

Risks Related to Our Holding Company
Our holding company structure and certain regulatory and other constraints could affect our ability to satisfy our obligations and potentially require us to raise more capital.
NMIH serves as the holding company for our operating subsidiaries and does not have any significant operations of its own. NMIH's principal source of operating cash is investment income, and could in the future include dividends from NMIC, if available and permitted under law or by state insurance regulators. In addition, NMIH currently receives cash from our insurance subsidiaries, consisting of payments made under our tax and expense-sharing arrangements. NMIH depends on these sources of liquidity to make principal and interest payments under the Credit Agreement and to pay certain corporate expenses and income taxes, among other things. If payments to NMIH were curtailed or limited, there is a risk that NMIH would be unable to satisfy its financial obligations.
NMIC is a monoline insurance company restricted to writing residential MI business only, and Re One solely provides reinsurance to NMIC to comply with Ohio's coverage limit. The expense-sharing arrangements between us and our subsidiaries, as amended, have been approved by the Wisconsin OCI, but such approval may be revoked at any time.
Our dividend income is limited to upstream dividend payments from our subsidiaries, and such dividends are restricted by Wisconsin law. In general, dividends in excess of prescribed limits are deemed "extraordinary" and require approval of the Wisconsin OCI. Further, it is possible that Wisconsin will adopt revised statutory provisions or interpretations of existing statutory provisions that could be more restrictive than those currently in effect or will otherwise take actions that may further restrict the ability of our insurance subsidiaries to pay dividends or make distributions or returns of capital. NMIC reported a statutory net loss for the twelve months ended December 31, 2017 and cannot pay any dividends to NMIH through December 31, 2018 without the prior approval of the Wisconsin OCI. As a result of these dividend limitations, we do not expect to receive dividend income from our subsidiaries for several years, if at all.
In addition, to support NMIC's future growth, we could be required to provide additional capital support for NMIC and Re One if additional capital is required by the GSEs or pursuant to insurance laws and regulations. If we were unable to meet our obligations, our insurance subsidiaries could lose GSE approval and/or be required to cease writing business in one or more states, which would adversely impact our business, financial condition and operating results.
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
Our Credit Agreement contains various restrictive covenants and required financial ratios and tests that limit our operating flexibility. The violation of one or more of these covenants, ratios or tests could have a material adverse effect on our business, financial condition and operating results.
In 2015, NMIH entered into a credit agreement (together with its February and October 2017 amendments, the Credit Agreement) providing for a term loan credit facility in the original principal amount of $150 million (the Term Loan), which matures on November 10, 2019. The Credit Agreement contains various restrictive covenants and required financial ratios and tests that we are required to meet or maintain and that limit our operating flexibility.
Among other requirements, NMIH may not permit (i) our debt to total capitalization ratio to exceed 35% as of the last day of any fiscal quarter, (ii) the aggregate amount of our unrestricted cash and cash equivalents as of any date to be less than the sum of all remaining scheduled principal amortization payments in respect of the Term Loan as of such date (excluding principal scheduled to be paid on the maturity date) or (iii) our total shareholders' equity to be less than $307,788,750 as of the last day of any fiscal quarter. In addition, NMIC must at all times comply with all applicable "financial requirements" imposed pursuant to the PMIERs.
In addition, the Credit Agreement prohibits or restricts, among other things, NMIH's and its subsidiaries' ability to:

•	incur additional indebtedness;

•	incur liens on their property;

•	pay dividends or make other distributions;

•	sell their assets;

•	make certain loans or investments;

•	merge or consolidate; and

•	enter into transactions with affiliates,
in each case subject to certain limitations, exceptions and qualifications as set forth in the Credit Agreement.
These covenants place significant restrictions on the manner in which we may operate our business, and our ability to meet these covenants may be affected by events beyond our control. If we fail to meet any of these covenants, the lenders could declare the outstanding principal amount of the Term Loan, accrued and unpaid interest and all other amounts owing and payable thereunder to be immediately due and payable, which could have a material adverse effect on our business, financial condition and operating results.
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
NMIH's obligations under the Credit Agreement are guaranteed (Guarantee) by one of its subsidiaries, NMIS (the Guarantor). NMIH's and the Guarantor's obligations under the Credit Agreement and the Guarantee, respectively, are secured by first-priority liens on substantially all the assets of NMIH and the Guarantor, respectively, subject to certain exceptions. If we fail to make the required payments, do not meet the financial covenants or otherwise default on the terms of the Credit Agreement, the lenders under the Credit Agreement could declare all of the obligations under the Credit Agreement to be immediately due and payable. We cannot assure you that our assets would be sufficient to repay such amounts in full, and the lenders could foreclose on the collateral securing the Credit Agreement and the Guarantee, including, subject to regulatory approval, the stock of NMIC and Re One. Any such actions could have a material adverse effect on our business, financial condition and operating results.
There is a risk NMIH will have insufficient liquidity to repay the Credit Agreement when it matures in 2019.
During the remaining term of the Credit Agreement, we are required to pay interest on the Term Loan of a Eurodollar based rate (as defined in the Credit Agreement and subject to a 1% floor) plus an annual margin rate of 6.75%, on a monthly or quarterly basis depending on our interest rate election. We also repay principal of 1% annually of the original loan amount in quarterly installments at the end of each calendar quarter. NMIH's current holdings in cash and highly liquid investments are sufficient to meet these principal and interest obligations during the term, but not to repay the outstanding principal of the Term Loan at maturity. In addition, under an arrangement approved by NMIC's domestic regulator, the Wisconsin OCI, NMIH is permitted to allocate all of the interest costs under the Term Loan to NMIC on a quarterly basis. The Credit Agreement is secured by substantially all of the assets of NMIH, including the capital stock of NMIC and Re One. Due to restrictions on dividend payments (and other intercompany transfers) under various state insurance laws, it is unlikely that NMIC will be able to make stockholder dividends to NMIH during the term, and thus we do not expect NMIC's capital will be available to NMIH to repay the outstanding principal of the Term Loan at maturity. See "Our holding company structure and certain regulatory and other constraints could affect our ability to satisfy our obligations and potentially require us to raise more capital," above. If NMIH is unable to extend or refinance the Term Loan and/or raise capital, it will not be able to repay the Term Loan at maturity, which could have a material adverse impact on our business, financial condition and operating results.
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
We may incur substantial additional debt in the future. Although our Credit Agreement limits our ability and the ability of certain of our subsidiaries to incur additional debt, these restrictions are subject to a number of qualifications and exceptions, and, under certain circumstances, we may incur additional debt in compliance with these restrictions.  In addition, the Credit Agreement does not prevent us from incurring certain obligations that do not constitute "indebtedness" as defined therein.  To the extent that we incur additional debt or such other obligations, the risks associated with our Credit Agreement described above, including our possible inability to service our debt or other obligations, would increase.
Our current credit ratings may adversely affect our ability to access capital and the cost of such capital, which could have a material adverse effect on our business, financial condition and operating results.
Our current issuer credit and debt ratings are below investment grade. Our current credit ratings, or any future negative actions the credit agencies may take, could affect our ability to access the reinsurance, credit and capital markets in the future and could lead to worsened trade terms and adversely affect the cost, increasing our liquidity needs. An inability to access reinsurance, capital and credit markets when needed to continue to grow our business, refinance our existing debt or raise new debt or equity could have a material adverse effect on our business, financial condition, operating results and liquidity.
We do not anticipate paying any dividends on our common stock in the near future, and payment of any declared dividends may be delayed.
Our insurance subsidiaries are required to obtain prior approval from our state of domicile regulator, the Wisconsin OCI or any successor domestic regulator, for the payment of any extraordinary dividend. Without the payment of dividends from NMIC to us, it may be difficult for us to pay dividends to stockholders.
We have not declared or paid dividends in the past, and we do not expect to pay dividends in the near future. We currently intend to retain all of our earnings, if any, to fund our growth. As a result, only appreciation in the price of our common stock, which may not occur, will provide a return to investors. Any future declaration and payment of dividends by our Board will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors that our Board deems relevant. In addition, we may enter into additional credit agreements or other debt arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock.
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
The market price of our common stock may fluctuate substantially and be highly volatile, which may make it difficult for stockholders to sell their shares of our common stock at the volume, prices and times desired. There are many factors that impact the market price of our common stock, including, without limitation:

•	general market conditions, including price levels and volume and changes in interest rates;

•	national, regional and local economic or business conditions;

•	the effects of, and changes in, trade, tax, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;

•	changes in U.S. housing and housing finance policy, including changes to the GSEs;

•	our actual or projected financial condition, liquidity, operating results, cash flows and capital levels;

•	changes in, or failure to meet, our publicly disclosed expectations as to our future financial and operating performance;

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
As of December 31, 2017, we had 60,517,512 shares of our common stock issued and outstanding. Of the outstanding shares of our common stock, any shares held by a person (or persons whose shares are aggregated) who is not deemed to be an affiliate of ours at any time during the three months preceding a sale and who has beneficially owned restricted securities within the meaning of Rule 144 of the Securities Act are eligible for resale in the public market. Sales of substantial amounts of our common stock in the public market in the future, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and place that we deem appropriate.
In addition, we have filed registration statements on Form S-8 under the Securities Act to register an aggregate of 5.5 million shares of our common stock for issuance under our 2012 Stock Incentive Plan (2012 Plan) and an aggregate of 6 million shares of our common stock for issuance under our Amended and Restated 2014 Omnibus Incentive Plan (2014 Plan). Any shares issued in connection with acquisitions, the exercise of stock options or otherwise would dilute the percentage ownership held by investors who purchase our shares prior to such issuance.
Future issuances of shares of our common stock may depress our share price and might dilute the book value of our common stock and reduce your influence over matters on which stockholders vote.
We have the authority, without action or vote of our stockholders except as required under Nasdaq rules, to issue all or any part of our authorized but unissued shares of common stock, including shares that may be issued to satisfy our obligations under our incentive plans, and securities and instruments that are convertible into shares of our common stock. Although we are currently in compliance with state regulatory capital and PMIERs financial requirements, there can be no assurance we would not seek to raise additional equity capital to manage our capital position under PMIERs or state insurance law, to grow our book of business and for other purposes, including to pay off our Term Loan. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock and might dilute the book value of our common stock or result in a decrease in the per share price of our common stock.
Our Class A common stock is subordinate to our existing and future indebtedness.
Shares of our common stock are equity interests and do not constitute indebtedness of NMIH. This means that shares of the common stock rank junior to all our existing and future indebtedness and our other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation.
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
The benefit of our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in Section 382 of the Internal Revenue Code, as amended (Section 382).
At December 31, 2017, we had approximately $93.4 million of federal net operating loss carryforwards (NOLs) that we can use in certain circumstances to offset future taxable income and thus reduce our federal income tax liability. Our ability to fully utilize our existing NOLs could be limited or eliminated in various ways, including (i) if we experience an "ownership change" within the meaning of Section 382; (ii) due to changes in federal laws and regulations that could negatively impact our ability to recognize benefits from our NOLs; or (iii) should we not attain sufficient profitability prior to the expiration of the NOLs. There can be no assurance that we will have sufficient taxable income to be able to fully utilize our NOLs prior to their expiration.
An "ownership change," under Section 382, is generally defined as greater than a 50% change in equity ownership by value over a rolling three-year period. These rules generally operate by focusing on changes in the ownership among stockholders owning, directly or indirectly, 5% or more of a company's common stock (including changes involving a stockholder becoming a 5% stockholder) or any change in ownership arising from a new issuance of stock or share repurchases by the company. We could experience an "ownership change" in the future as a result of changes in our common stock ownership that may or may not be within our control. If an ownership change were to occur, Section 382 would impose an annual limit on the amount of NOLs we could use to reduce our taxable income. The annual limit under Section 382 is primarily driven by the fair market value of the company multiplied by the federal long-term tax exempt rate. A number of complex rules apply in calculating this annual limit, which could be material and could significantly impair the value of our net deferred tax assets and, as a result, have a material negative impact on our consolidated financial statements.
We will retain our status as an EGC until December 31, 2018, and the reduced disclosure requirements applicable to EGCs may make our common stock less attractive to investors.
As an EGC, we are relieved from certain significant requirements, including, among other things, the requirement to comply with certain provisions of Sarbanes-Oxley and the Dodd-Frank Act and certain provisions and reporting requirements of or under the Securities Act and the Exchange Act, which has the effect of reducing the amount of information that we are currently required to provide. For example, as an EGC, we are exempt from complying with Section 404(b) of Sarbanes-Oxley, which otherwise would have required our auditors to attest to and report on our internal control over financial reporting. These reduced disclosure requirements may make our common stock less attractive to investors. To the extent that other companies do not, or cannot, take advantage of the benefits under the JOBS Act, this distinction may make our common stock less attractive to investors.
Provisions contained in our organizational documents, as well as provisions of Delaware law and Wisconsin insurance law, could delay or prevent a change of control of us, which could adversely affect the price of shares of our common stock.
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
In addition, Wisconsin's insurance laws and regulations generally provide that no person may acquire control of us unless the transaction in which control is acquired has been approved by the Wisconsin OCI. The regulations provide for a rebuttable presumption of control when a person owns or has the right to vote more than 10% of our voting securities. In addition, the insurance laws and regulations of other states in which NMIC and/or Re One are licensed insurers require notification to the state's insurance department a specified period before a person acquires control of us. If regulators in these states disapprove the change of control, our licenses to conduct business in the disapproving states could be terminated.
Any provision of our certificate of incorporation or bylaws or Delaware law or under the Wisconsin insurance regulations that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of common stock, and could also affect the price that some investors are willing to pay for shares of our common stock.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease approximately 47,000 square feet of office space in Emeryville, California pursuant to an office facility lease that we initially entered into in 2012 (as amended, the Lease). The term of the Lease extends through March 2023. We do not own or lease any other facilities.
Item 3. Legal Proceedings
Certain lawsuits and claims arising in the ordinary course of business may be filed or pending against us or our affiliates from time to time. In accordance with applicable accounting guidance, we establish accruals for all lawsuits, claims and expected settlements when we believe it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. When a loss contingency is not both probable and reasonably estimable, we do not establish an accrual. Any such loss estimates are inherently uncertain, based on currently available information and are subject to management's judgment and various assumptions. Due to the inherent subjectivity of these estimates and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate resolution of such matters.
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
Based on information available to us and our review of lawsuits and claims filed or pending against us to date, we have not recognized a material accrual liability for these matters, nor do we currently expect it is reasonably possible that these matters will result in a material liability to the Company. However, the outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of such matters currently pending or threatened could have an unanticipated material adverse effect on our liquidity, consolidated financial position, results of operations, and/or our business as a whole, in the future.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NASDAQ under the symbol "NMIH." At February 13, 2018, there were 60,610,731 shares of our Class A common stock outstanding and approximately 21 holders of record. There are no shares of our Class B common stock outstanding. The closing price of our common stock on NASDAQ on February 13, 2018 was $18.50.
The following table shows the high and low sales prices of our common stock on the NASDAQ for the financial quarters indicated:

	2017		2016
	High	Low	High	Low
1st Quarter	$11.90	$10.05	$6.85	$4.41
2nd Quarter	12.45	10.40	6.51	4.60
3rd Quarter	12.50	10.35	8.11	5.30
4th Quarter	17.75	12.05	10.80	7.51
No dividends on our common stock have previously been declared or paid, and we do not expect to declare or pay dividends in the near future. For information on our ability to pay dividends, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Holding Company Liquidity and Capital Resources" and Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note15, Regulatory Information - Dividend Restrictions."
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock during 2017.
Common Stock Performance Graph
The following graph compares the cumulative total stockholder return on our Class A common stock from November 8, 2013 (the date our common shares commenced trading on the NASDAQ) until December 31, 2017, with the cumulative total stockholder return on the Russell 2000 Index and a mortgage insurance company index (Peer Index). The Peer Index consists of Essent, MGIC and Radian. The graph plots the changes in value of an initial $100 investment over the time periods indicated, assuming all dividends are reinvested annually. The total stockholder's returns are not necessarily indicative of future returns. Information contained or referenced in the stock performance graph below is being furnished with this report and will not be deemed "filed" for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act.

	11/8/2013	12/31/2013	12/30/2014	12/31/2015		12/31/2016	12/31/2017

NMI Holdings, Inc.	$100	$91	$63	$37	—	$94	$154
Russell 2000 Index	100	106	109	104	—	123	136
Peer Group Index (ESNT, MTG, RDN)	100	123	135	119	—	194	225

Item 6. Selected Financial Data
The information in the following table should be read in conjunction with the information included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data."

	For the years ended December 31,
	2017	2016(1)	2015	2014	2013
Consolidated statements of operations	(In Thousands, except for ratios)
Net premiums earned	$165,740	$110,481	$45,506	$13,407	$2,095
Net investment income	16,273	13,751	7,246	5,618	4,808
Net realized investment (losses) gains	208	(693)	831	197	186
Total revenues	182,743	123,815	53,608	19,222	7,089
Insurance claims & claims expenses	5,339	2,392	650	83	—
Underwriting and operating expenses	106,979	93,223	80,599	73,417	60,774
Net income (loss)	22,050	64,001	(27,793)	(48,906)	(55,184)
Basic income (loss) per share	$0.37	$1.08	$(0.47)	$(0.84)	$(0.99)
Weighted average common shares outstanding	59,816	59,071	58,683	58,281	56,005

	2017	2016(1)	2015	2014	2013
Consolidated balance sheets	(In Thousands, except for ratios)
Total investments	$715,875	$628,969	$559,235	$336,501	$409,088
Cash and cash equivalents	19,196	47,746	57,317	103,021	55,929
Total assets	894,848	839,897	662,451	463,265	481,219
Term loan	143,882	144,353	143,939	—	—
Unearned premiums	163,166	152,906	90,733	22,069	1,446
Reserve for insurance claims and claims expenses	8,761	3,001	679	83	—
Shareholders' equity	509,077	475,509	402,731	426,958	463,217
Book value per share	$8.41	$8.04	$6.85	$7.31	$7.98

Selected ratios
Loss ratio	3.2%	2.2%	1.4%	0.6%	—%
Expense ratio	64.5%	84.4%	177.1%	544.8%	2,900.1%
Combined ratio	67.7%	86.6%	178.5%	545.4%	2,900.1%
Risk-to-capital ratio	13.2:1	11.6:1	8.7:1	3.6:1	0.7:1

Other data
New primary insurance written	$21,586,880	$21,189,392	$12,424,156	$3,451,354	$162,172
New primary risk written	5,271,463	5,085,562	2,932,035	775,575	36,516
New pool risk written	—	—	—	—	93,090
Direct primary insurance in force	48,465,157	32,167,539	14,823,926	3,369,664	161,731
Direct primary risk in force	11,843,047	7,790,060	3,586,462	801,561	36,516
Direct pool risk in force	93,090	93,090	93,090	93,090	93,090
Available Assets (2)	527,897	453,523	431,411	—	—
Net Risk-Based Required Assets (2)	446,226	366,584	249,805	—	—

(1) The 2016 prior period balance sheet and statements of operations have been revised. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2, Summary of Accounting Principles - Immaterial Correction of Prior Period Amounts," for further details.
(2) PMIERs financial requirements as reported by NMIC took effect as of December 31, 2015.

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
Overview
We provide private MI through our wholly owned insurance subsidiaries NMIC and Re One. NMIC and Re One are domiciled in Wisconsin and principally regulated by the Wisconsin OCI. NMIC is our primary insurance subsidiary, and is approved as an MI provider by the GSEs and is licensed to write coverage in all 50 states and D.C. Re One provides statutorily required reinsurance to NMIC on insured loans with coverage levels in excess of 25% after giving effect to third-party reinsurance. Our subsidiary, NMIS, provides outsourced loan review services to mortgage loan originators.
MI protects lenders and investors from default-related losses on a portion of the unpaid principal balance of a covered mortgage. MI plays a critical role in the U.S. housing market by mitigating mortgage credit risk and facilitating the secondary market sale of high-LTV (i.e. above 80%) residential loans to the GSEs, who are otherwise restricted by their charters from purchasing or guaranteeing high-LTV mortgages that are not covered by certain credit protections. Such credit protection and secondary market sales allow lenders to increase their capacity for mortgage commitments and expand financing access to existing and prospective homeowners.
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of December 31, 2017, we had master policies with 1,267 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. We had total IIF of $51.7 billion and gross RIF of $11.9 billion as of December 31, 2017, compared to total IIF of $35.8 billion and gross RIF of $7.9 billion as of December 31, 2016, and total IIF of $19.1 billion and gross RIF of $3.7 billion as of December 31, 2015. Included in our total IIF as of December 31, 2017, 2016, and 2015 was $48.5 billion, $32.2 billion and $14.8 billion of primary IIF, respectively. As of December 31, 2017, our gross primary RIF was $11.8 billion, compared to $7.8 billion and $3.6 billion as of December 31, 2016 and 2015, respectively. For the year ended December 31, 2017, we generated NIW of $21.6 billion, compared to $21.2 billion and $12.4 billion for the years ending December 31, 2016 and 2015, respectively. As of December 31, 2017, we had 299 full-time employees.
We believe that our success in acquiring a large and diverse group of lender customers and growing a portfolio of high-quality IIF traces to our founding principles, whereby we aim to help qualified individuals achieve the dream of homeownership, ensure that we remain a strong and credible counterparty, deliver a unique customer service experience, establish a differentiated risk management approach that emphasizes the individual underwriting review or validation of the vast majority of the loans we insure, and foster a culture of collaboration and excellence that helps us attract and retain experienced industry leaders.
Our strategy is to continue to build on our position in the private MI market, expand our customer base and grow our insured portfolio of high-quality residential loans by focusing on long-term customer relationships, disciplined and proactive risk selection and pricing, fair and transparent claims payment practices, responsive customer service, financial strength and profitability.
Our common stock trades on the NASDAQ under the symbol "NMIH."
We discuss below our results of operations for the periods presented, as well as the conditions and trends that have impacted or are expected to impact our business, including customer development, new business writings, the composition of our insurance portfolio and other factors that we expect to impact our results.

Conditions and Trends Impacting Our Business
Customer Development
We have important relationships with customers across all categories and allocation profiles, including National Accounts and Regional Accounts, and centralized and decentralized lenders. Our sales and marketing efforts are broadly focused on expanding our presence with existing customers and activating new customer relationships.  We consider an activation to be the point at which we have signed a Master Policy, established IT connectivity and generated a first application or first NIW from a customer. During the year ended December 31, 2017, we activated 127 lenders, compared to 173 and 247 for the years ended December 31, 2016 and December 31, 2015, respectively. We also continued to expand our business with existing customers, deepening our existing relationships and capturing what we believe to be an increasing portion of their annual MI volume. At December 31, 2017, we had 1,267 Master Policies and 841 active customer relationships, compared to 1,131 and 715 as of December 31, 2016 and 964 and 524 as of December 31, 2015.
New Insurance Written, Insurance In Force and Risk In Force
NIW is the aggregate unpaid principal balance of mortgages underpinning new policies written during a given period. Our NIW is affected by the overall size of the mortgage origination market and the volume of high-LTV mortgage originations, which tend to be generated to a greater extent in purchase originations as compared to refinancings. Our NIW is also affected by the percentage of such high-LTV originations covered by private versus public MI or other alternative credit enhancement structures and our share of the private MI market. NIW, together with persistency, drives our IIF. IIF is the aggregate unpaid principal balance of the mortgages we insure, as reported to us by servicers at a given date, and represents the sum total of NIW from all prior periods less principal payments on insured mortgages and policy cancellations (including for prepayment, nonpayment of premiums, coverage rescission and claim payments). RIF is related to IIF and represents the aggregate amount of coverage we provide on all outstanding policies at a given date. RIF is calculated as the sum total of the coverage percentage of each individual policy in our portfolio applied to the unpaid principal balance of such insured mortgage. RIF is affected by IIF and the LTV profile of our insured mortgages, with lower LTV loans generally having a lower coverage percentage and higher LTV loans having a higher coverage percentage. Gross RIF represents RIF before consideration of reinsurance. Net RIF is gross RIF net of ceded reinsurance.
Net Premiums Written and Net Premiums Earned
We set our premium rates on individual policies based on the risk characteristics of the underlying mortgage loans and borrowers, and in accordance with our filed rates and applicable rating rules.
Premiums are generally fixed over the estimated life of the underlying loans. Net premiums written are equal to gross premiums written minus ceded premiums written under our reinsurance arrangements and less premium refunds. As a result, net premiums written are generally influenced by:

•	NIW;

•	premium rates and the mix of premium payment type, which are either single, monthly or annual premiums, as described below;

•
cancellation rates of our insurance policies, which are impacted by payments or prepayments on mortgages, refinancings (which are affected by prevailing mortgage interest rates as compared to interest rates on loans underpinning our in force policies), levels of claims payments and home prices;

•	cession of premiums under third-party reinsurance arrangements.
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is initially recorded as unearned premium and earned over the estimated life of the policy. A majority of our single premium policies in force as of December 31, 2017 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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
Effect of reinsurance on our results
We utilize third-party reinsurance to actively manage our risk, ensure PMIERs compliance and support the growth of our business. We currently have both quota share and excess-of-loss reinsurance agreements in place, which impact our results of operations and regulatory capital and PMIERs asset positions. Under a quota share reinsurance agreement, the reinsurer receives a premium in exchange for covering an agreed-upon portion of incurred losses. Such a quota share arrangement reduces net premiums written and earned and also reduces net RIF, providing capital relief to the ceding insurance company and reducing incurred claims in accordance with the terms of the reinsurance agreement. In addition, reinsurers typically pay ceding commissions as part of quota share transactions, which offset the ceding company's acquisition and underwriting expenses. Certain quota share agreements include profit commissions that are earned based on loss performance and serve to reduce ceded premiums. Under an excess-of-loss agreement, the ceding insurer is typically responsible for losses up to an agreed-upon threshold and the reinsurer then provides coverage in excess of such threshold up to a maximum agreed-upon limit. In general, there are no ceding commissions under excess-of-loss reinsurance agreements. We expect to continue to evaluate reinsurance opportunities in the normal course of business.
Quota share reinsurance
NMIC entered into the 2016 QSR Transaction in September 2016. Under the terms of the 2016 QSR Transaction, NMIC (1) ceded 100% of the risk relating to our pool agreement with Fannie Mae, (2) ceded 25% of existing risk written on eligible policies as of August 31, 2016 and (3) ceded 25% of the risk relating to eligible primary insurance policies written between September 1, 2016 and December 31, 2017, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims.
NMIC entered into the 2018 QSR Transaction, which took effect January 1, 2018. Under the 2018 QSR Transaction, NMIC agrees to cede 25% of its eligible policies written in 2018 and 20% to 30% (such amount to be determined by NMIC at its sole election by December 1, 2018) of eligible policies written in 2019, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 61% that varies directly and inversely with ceded claims.
Excess-of-loss reinsurance
In May 2017, NMIC secured $211.3 million of aggregate excess-of-loss reinsurance coverage at inception for an existing portfolio of MI policies written from 2013 through December 31, 2016, through a mortgage insurance-linked notes offering by Oaktown Re. The reinsurance coverage amount under the terms of the 2017 ILN Transaction decreases from $211.3 million at inception over a ten-year period as the underlying covered mortgages amortize and/or are repaid, and was $177 million as of December 31, 2017. For the reinsurance coverage period, NMIC will retain the first layer of $126.8 million of aggregate losses and Oaktown Re will then provide a second layer of coverage up to the outstanding reinsurance coverage amount. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
See, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reinsurance" for further discussion of these third-party reinsurance arrangements.
Portfolio Data
The following table presents primary and pool NIW and IIF as of the dates and for the periods indicated. Unless otherwise noted, the tables below do not include the effects of our third-party reinsurance arrangements described above.

Primary and pool IIF and NIW	As of and for the years ended
	December 31, 2017		December 31, 2016		December 31, 2015
	IIF	NIW	IIF	NIW	IIF	NIW
		(In Millions)
Monthly	$33,268	$17,560	$19,205	$14,261	$6,958	$5,990
Single	15,197	4,027	12,963	6,928	7,866	6,434
Primary	48,465	21,587	32,168	21,189	14,824	12,424

Pool	3,233	—	3,650	—	4,238	—
Total	$51,698	$21,587	$35,818	$21,189	$19,062	$12,424
For the year ended December 31, 2017, primary NIW increased 2%, compared to the year ended December 31, 2016, primarily because of the growth in our monthly policy volume tied to increased penetration of existing customer accounts and new customer account activations, offset by a reduction in our single policy production tied to actions we initiated to reduce the concentration of single policies in our product mix. Primary NIW increased 71% for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily because of the growth within and an expansion of our customer base.
For the year ended December 31, 2017, 81% of our NIW related to monthly premium policies, as compared to 67% and 48% for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2017, monthly premium policies accounted for 69% of our primary IIF, as compared to 60% at December 31, 2016 and 47% at December 31, 2015. We expect the break-down of monthly premium policies and single premium policies (which we refer to as "mix") in our primary IIF to continue to trend toward our current NIW mix over time. Our total IIF at December 31, 2017 increased 44% compared to December 31, 2016, which in turn increased 88% compared to December 31, 2015, primarily because of the NIW we generated between such measurement dates and higher persistency of our policies in force.
The following table presents net premiums written and earned for the periods indicated.

Primary and pool premiums written and earned	For the year ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In Thousands)
Net premiums written (1)	$173,672	$134,692	$114,210
Net premiums earned (1)	165,740	110,481	45,506
(1) Net premiums written and earned are reported net of reinsurance and premium refunds.
For the year ended December 31, 2017, net premiums written and earned increased 29% and 50%, respectively, compared to the year ended December 31, 2016. The increase in net premiums written is due to the growth of our IIF and increased monthly policy production, partially offset by a decrease in single premium NIW. The trend in net premiums written was also impacted by the inception of the 2016 QSR Transaction in September 2016, which entailed an initial cession of $35 million of premiums written on all covered singles policies written prior to the transaction effective date and had the effect of reducing net premiums written in 2016 by a like amount. The increase in net premiums earned is due to the growth of our IIF and increased monthly policy production, partially offset by decreases in our single premium NIW and earnings from cancellations, and the impact of cessions under the 2017 ILN transaction and 2016 QSR Transaction.
For the year ended December 31, 2016, net premiums written and earned increased 18% and 143%, respectively, compared to the year ended December 31, 2015. The increases in net premiums written and earned are primarily due to the growth of our IIF and increased NIW production, partially offset by ceded premiums related to the 2016 QSR Transaction, which entailed an initial cession of premiums written on all covered singles policies written prior to the transaction effective date and introduced partial cessions of premiums written and earned on covered policies thereafter.
Pool premiums written and earned for the years ended December 31, 2017, 2016 and 2015, were $3.8 million, $4.4 million and $4.9 million, respectively, before giving effect to the 2016 QSR Transaction, under which all of our written and earned pool premiums have been ceded.

Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the year ended
	December 31, 2017	December 31, 2016	December 31, 2015
	($ Values In Millions)
New insurance written	$21,587	$21,189	$12,424
Percentage of monthly premium	81%	67%	48%
Percentage of single premium	19%	33%	52%
New risk written	$5,271	$5,086	$2,932
Insurance in force (IIF) (1)	48,465	32,168	14,824
Percentage of monthly premium	69%	60%	47%
Percentage of single premium	31%	40%	53%
Risk in force (1)	$11,843	$7,790	$3,586
Policies in force (count) (1)	202,351	134,662	63,948
Average loan size (1)	$0.240	$0.239	$0.232
Average coverage (2)	24%	24%	24%
Loans in default (count)	928	179	36
Percentage of loans in default	0.5%	0.1%	0.1%
Risk in force on defaulted loans	$53	$10	$2
Earnings from cancellations	$15	$17	$4
Annual persistency	86%	81%	80%

(1) Reported as of the end of the period.
(2) Calculated as end of period RIF divided by IIF.
The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	As of and for the year ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In Millions)
IIF, beginning of period	$32,168	$14,824	$3,370
NIW	21,587	21,189	12,424
Cancellations and other reductions	(5,290)	(3,845)	(970)
IIF, end of period	$48,465	$32,168	$14,824

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
The table below reflects a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of
	December 31, 2017		December 31, 2016		December 31, 2015
	IIF	RIF	IIF	RIF	IIF	RIF
	(In Millions)
2017	$20,739	$5,059	$—	$—	$—	$—
2016	18,066	4,383	20,193	4,850	—	—
2015	8,256	2,051	10,071	2,472	12,110	2,932
2014	1,368	341	1,856	457	2,644	638
2013	36	9	48	11	70	16
Total	$48,465	$11,843	$32,168	$7,790	$14,824	$3,586
We utilize certain risk principles that form the basis of how we underwrite and originate primary NIW. We manage our portfolio credit risk by using several loan eligibility matrices which prescribe the maximum LTV, minimum borrower FICO score, maximum borrower DTI ratio, maximum loan size, property type, loan type, loan term and occupancy status of loans that we will insure. Our loan eligibility matrices, as well as all of our detailed underwriting guidelines, are contained in our Underwriting Guideline Manual that is publicly available on our website. Our eligibility criteria and underwriting guidelines are designed to mitigate the layered risk inherent in a single insurance policy. "Layered risk" refers to the accumulation of borrower, loan and property risk. For example, we have higher credit score and lower maximum allowed LTV requirements for investor-owned properties, compared to owner-occupied properties. We monitor the concentrations of various risk attributes in our insurance portfolio, which may change over time, in part, as a result of regional conditions or public policy shifts.
The tables below present our primary NIW by FICO, LTV and purchase/refinance mix for the periods indicated. We calculate the LTV of a loan as the percentage of the original loan amount to the original purchase value of the property securing the loan.

Primary NIW by FICO	For the year ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In Millions)
>= 760	$9,711	$10,985	$6,111
740-759	3,332	3,452	1,955
720-739	2,833	2,517	1,726
700-719	2,539	2,099	1,254
680-699	1,699	1,315	889
<=679	1,473	821	489
Total	$21,587	$21,189	$12,424
Weighted average FICO	746	754	$752

Primary NIW by LTV	For the year ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In Millions)
95.01% and above	$2,458	$1,273	$492
90.01% to 95.00%	9,512	9,229	5,452
85.01% to 90.00%	6,242	6,576	4,236
85.00% and below	3,375	4,111	2,244
Total	$21,587	$21,189	$12,424
Weighted average LTV	92.2%	91.6%	91.6%

Primary NIW by purchase/refinance mix	For the year ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In Millions)
Purchase	$18,627	$15,293	$8,161
Refinance	2,960	5,896	4,263
Total	$21,587	$21,189	$12,424
The tables below present our total primary IIF and RIF by FICO and LTV and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of
	December 31, 2017		December 31, 2016		December 31, 2015
	($ Values In Millions)
>= 760	$23,438	48%	$16,166	50%	$7,124	48%
740-759	7,781	16	5,248	16	2,406	16
720-739	6,259	13	4,130	13	2,111	14
700-719	5,179	11	3,245	10	1,515	10
680-699	3,408	7	2,151	7	1,100	8
<=679	2,400	5	1,228	4	568	4
Total	$48,465	100%	$32,168	100%	$14,824	100%

Primary RIF by FICO	As of
	December 31, 2017		December 31, 2016		December 31, 2015
	($ Values In Millions)
>= 760	$5,764	48%	$3,934	50%	$1,707	48%
740-759	1,909	16	1,281	16	590	16
720-739	1,527	13	1,000	13	519	14
700-719	1,256	11	782	10	369	10
680-699	821	7	511	7	267	8
<=679	566	5	282	4	134	4
Total	$11,843	100%	$7,790	100%	$3,586	100%

Primary IIF by LTV	As of
	December 31, 2017		December 31, 2016		December 31, 2015
	($ Values In Millions)
95.01% and above	$3,946	8%	$1,686	5%	$498	3%
90.01% to 95.00%	21,763	45	14,358	45	6,583	45
85.01% to 90.00%	14,766	30	10,282	32	5,098	34
85.00% and below	7,990	17	5,842	18	2,645	18
Total	$48,465	100%	$32,168	100%	$14,824	100%

Primary RIF by LTV	As of
	December 31, 2017		December 31, 2016		December 31, 2015
	($ Values In Millions)
95.01% and above	$1,054	9%	$467	6%	$139	4%
90.01% to 95.00%	6,354	53	4,226	55	1,943	54
85.01% to 90.00%	3,523	30	2,439	31	1,210	34
85.00% and below	912	8	658	8	294	8
Total	$11,843	100%	$7,790	100%	$3,586	100%

Primary RIF by Loan Type	As of
	December 31, 2017	December 31, 2016	December 31, 2015

Fixed	98%	99%	98%
Adjustable rate mortgages:
Less than five years	—	—	—
Five years and longer	2	1	2
Total	100%	100%	100%
The table below shows selected primary portfolio statistics, by book year, as of December 31, 2017.

	As of December 31, 2017
Book year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative default rate (2)
	($ Values in Millions)
2013	$162	$36	22%	655	187	1	1	0.2%	0.3%
2014	3,451	1,368	40%	14,786	6,970	80	14	4.0%	0.6%
2015	12,422	8,256	66%	52,548	37,771	316	17	2.8%	0.6%
2016	21,187	18,066	85%	83,626	73,986	363	6	2.3%	0.4%
2017	21,587	20,739	96%	85,912	83,437	168	—	2.4%	0.2%
Total	$58,809	$48,465		237,527	202,351	928	38

(1)	The ratio of total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.

(2)	The sum of the number of claims paid ever to date and number of loans in default as of the end of the period divided by policies ever in force.

Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the periods indicated. As of December 31, 2017, our RIF continues to be relatively more concentrated in California, primarily as a result of the size of the California mortgage market relative to the rest of the country and the location and timing of our acquisition of new customers.

Top 10 primary RIF by state as of December 31, 2017	As of
	December 31, 2017	December 31, 2016	December 31, 2015
California	13.5%	13.6%	12.9%
Texas	7.8	7.0	6.8
Virginia	5.3	6.5	5.2
Arizona	4.6	3.9	3.7
Florida	4.5	4.5	5.3
Michigan	3.7	3.7	4.4
Pennsylvania	3.6	3.6	3.7
Colorado	3.6	3.9	4.2
Maryland	3.5	3.7	2.8
Utah	3.5	3.7	3.0
Total	53.6%	54.1%	52.0%
Insurance Claims and Claims Expenses
Insurance claims and claims expenses incurred represent estimated future payments on newly defaulted insured loans and any change in our claim estimates for previously existing defaults. Claims incurred is generally affected by a variety of factors, including:

•
future macroeconomic factors, including unemployment, which affects the likelihood that borrowers may default on their loans, and rising interest rates, which tend to increase persistency, thereby extending the average life of our insured portfolio and increasing expected future claims;

•
changes in housing values, as such changes may affect loss mitigation opportunities on loans in default, as well as borrowers' behaviors and willingness to default if the values of their homes are below or perceived to be below their mortgage balances;

•	borrowers' FICO scores, with lower FICO scores tending to have higher probabilities of claims;

•	LTV ratios, with higher average LTV ratios tending to increase claims incurred;

•	DTI ratios, with higher DTIs generally tending to increase claims incurred;

•	the size of loans insured, with higher average loan amounts tending to increase claims incurred;

•	the percentage of coverage on insured loans, with higher percentages of insurance coverage tending to result in higher incurred claim amounts than lower percentages of insurance coverage;

•	other borrower and loan level risk characteristics, such as cash-out refinancings, second homes or investment properties

•
the rate at which we rescind policies, which we expect to be lower for us than recent rescission rates experienced by the private MI industry due to the terms of our Master Policy and generally tighter underwriting standards; and

•	the distribution of claims over the life of a book year.
Reserves for claims and allocated claims expenses are established for mortgage loan defaults, which we refer to as case reserves, when we are notified that a borrower has missed two or more mortgage payments (i.e., an NOD). We also make estimates of IBNR defaults, which are defaults that have been incurred but have not been reported by loan servicers, based on historical reporting trends, and establish IBNR reserves for those estimates. We also establish reserves for unallocated claims expenses not associated with a specific claim. The claims expenses consist of the estimated cost of the claim administration process, including legal and other fees as well as other general expenses of administering the claims settlement process.
Reserves are established by estimating the number of loans in default that will result in a claim payment, which is referred to as claim frequency, and the amount of the claim payment expected to be paid on each such loan in default, which is referred to as claim severity. Claim frequency and severity estimates are established based on historical observed experience regarding certain loan factors, such as age of the default, cure rates, size of the loan and estimated change in property valuation. Reserves are released the month in which a loan in default is brought current by the borrower, which is referred to as a cure. Adjustments to reserve estimates are reflected in the period in which the adjustment is made. Reserves are also ceded to reinsurers under the 2016 QSR Transaction and will be ceded under the 2018 QSR Transaction beginning in 2018. We will not cede reserves to the reinsurer under the 2017 ILN Transaction unless losses exceed our retained coverage layer. Reserves are not established for future claims on insured loans which are not currently in default.
Based on our experience and industry data, we believe that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of December 31, 2017, over 95% of our primary IIF was related to business written since January 1, 2015. Although the claims experience on new primary insurance written by us to date has been favorable, we expect incurred claims to increase as a greater amount of our existing insured portfolio reaches its anticipated period of highest claim frequency. We estimate that the loss ratio over the life of our existing primary insured portfolio will be between 20% and 25% of earned premiums, and we price to that expectation. Additionally, our pool insurance agreement with Fannie Mae contains a claim deductible through which Fannie Mae absorbs specified losses before we are obligated to pay any claims. We have not established any pool reserves for claims or IBNR to date.
The actual claims we incur as our portfolio matures are difficult to predict and depend on the specific characteristics of our current in-force book (including the credit score and DTI of the borrower, the LTV ratio of the mortgage and geographic concentrations, among others), as well as the profile of new business we write in the future. In addition, claims experience will be affected by future macroeconomic factors such as housing prices, interest rates and employment and other events, such as natural catastrophes. To date, our claims experience is developing at a slower pace than historical trends indicate, as a result of high quality underwriting, a strong macroeconomic environment and a favorable housing market. For additional discussion of our reserves, see Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 7, Reserves for Insurance Claims and Claim Expenses."
We insure mortgages for homes in areas that have been impacted by recent natural disasters, including hurricanes Harvey and Irma and the California wildfires. We do not provide coverage for property or casualty claims related to physical damage of a home underpinning an insured mortgage. We have experienced an increase in NODs on insured loans in the impacted areas. Our ultimate claims exposure will depend on the number of NODs received, proximate cause of each default and cure rate of the NOD population. In the event of natural disasters, cure rates are influenced by the adequacy of homeowners and other hazard insurance carried on a related property, GSE-sponsored forbearance and other assistance programs, and a borrower's access to aid from government entities and private organizations, in addition to other factors which generally impact cure rates in unaffected areas.

The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claims expenses.

	For the year ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In Thousands)
Beginning balance	$3,001	$679	$83
Less reinsurance recoverables (1)	(297)	—	—
Beginning balance, net of reinsurance recoverables	2,704	679	83

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	6,140	2,457	699
Prior years (3)	(801)	(65)	(49)
Total claims and claims expenses incurred	5,339	2,392	650

Less claims paid:
Claims and claim expenses paid:
Current year (2)	27	171	50
Prior years (3)	1,157	196	4
Total claims and claim expenses paid	1,184	367	54

Reserve at end of period, net of reinsurance recoverables	6,859	2,704	679
Add reinsurance recoverables (1)	1,902	297	—
Ending balance	$8,761	$3,001	$679
(1) Related to ceded losses recoverable on the 2016 QSR Transaction, included in "Other Assets" on the Consolidated Balance Sheets. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reinsurance," for additional information.
(2) Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan had defaulted in a prior year and subsequently cured and later re-defaulted in the current year, that default would be included in the current year.
(3) Related to insured loans with defaults occurring in prior years, which have been continuously in default since that time.
The "claims incurred" section of the table above shows claims and claim expenses incurred on NODs for current and prior years, including IBNR reserves. The amount of claims incurred for current year NODs represents the estimated amount to be ultimately paid on such loans in default. The decreases during the periods presented in reserves held for prior year defaults represent favorable development and are generally the result of NOD cures and ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we learn additional information about individual defaults and claims, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $1.0 million related to prior year defaults remained as of December 31, 2017.
The following table provides a reconciliation of the beginning and ending count of loans in default.

	For the year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Beginning default inventory	179	36	4
Plus: new defaults	1,262	284	51
Less: cures	(486)	(132)	(17)
Less: claims paid	(27)	(9)	(2)
Ending default inventory	928	179	36

The increase in the ending default inventory at December 31, 2017 compared to December 31, 2016, was primarily due to new defaults on insured loans in areas impacted by hurricanes Harvey and Irma and the California wildfires, as well as the aging of earlier book years and an increase in the overall number of policies in our portfolio. The increase in the ending default inventory at December 31, 2016 compared to December 31, 2015 is tied to the growth in the number of policies in force and the expected loss development of our portfolio.
The following table provides details of our claims paid, before giving effect to claims ceded under the 2016 QSR Transaction, for the periods indicated.

	For the year ended
	December 31, 2017	December 31, 2016	December 31, 2015
	($ Values In Thousands)
Number of claims paid	27	9	2
Total amount paid for claims	$1,266	$367	$54
Average amount paid per claim	$47	$41	$27
Severity(1)	86%	64%	44%
(1) Severity represents the total amount of claims paid divided by the related RIF on the loan at the time the claim is perfected.

The increase in the number of claims paid for the year ended December 31, 2017 compared to the years ended December 31, 2016 and 2015, is due to an increase in our default inventory. We expect the severity of claims we receive to be between 85% and 95% of the coverage amount for the near-term.

Average reserve per default:	As of
	December 31, 2017	December 31, 2016	December 31, 2015
	(In Thousands)
Case (1)	$8	$15	$18
IBNR	1	2	1
Total	$9	$17	$19
(1) Defined as the gross reserve per insured loan in default.
The average reserve per default at December 31, 2017 decreased from December 31, 2016 primarily due to new defaults on insured loans in areas impacted by hurricanes Harvey and Irma and the California wildfires.  As of December 31, 2017, 533 of the 928 loans in default relate to homes in areas declared by FEMA to be disaster zones following the aforementioned natural disasters.  We anticipate that this population of loans in default will cure at a higher rate than the estimated rate we apply to non-disaster related loans in default, due to our Master Policy coverage terms, historical industry experience, and current economic indicators and relief programs. As such, we have established lower reserves for these NODs than we otherwise do for similarly situated NODs in non-disaster zones. Over time, we anticipate that our average reserve per default will revert to our historical averages as the NODs in these zones cure.
Seasonality
Historically, our business has been subject to modest seasonality in both NIW production and default experience. Consistent with the seasonality of home sales, purchase origination volumes typically increase in late spring and peak during the summer months, leading to a rise in NIW volume during the second and third quarters of a given year. Refinancing volume, however, does not follow a set seasonal trend and instead is primarily influenced by mortgage rates. An increase in refinancing volume may limit the seasonal effect of home purchase patterns on mortgage insurance NIW. In addition, while macroeconomic factors in any given period may influence default experience to a greater extent than does seasonality, our industry has typically experienced a fourth quarter seasonal increase in the number of defaults and a first quarter seasonal decline in the number of defaults and increase in the number of cures.
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
Under the PMIERs financial requirements, Approved Insurers must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an Approved Insurer's net RIF, calculated by applying on a loan-by-loan basis certain risk-based factors derived from tables set out in the PMIERs to the net RIF, and other transactional adjustments approved by the GSEs, such as with respect to our 2017 ILN Transaction and 2016 QSR Transaction. The risk-based required asset amount for primary insurance is subject to a floor of 5.6% of total, performing, primary RIF, and the risk-based required asset amount for pool insurance considers both the factors in the tables and the net remaining stop loss for each pool insurance policy. The PMIERs financial requirements also increase the amount of available assets that must be held by an Approved Insurer for LPMI policies originated on or after January 1, 2016.
By April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. As of December 31, 2017, NMIC had sufficient available assets to meet the PMIERs financial requirements, and we expect to certify to the GSEs by April 15, 2018 that NMIC fully complied with the PMIERs as of December 31, 2017. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of its failure to meet one or more of the PMIERs requirements. We continuously monitor our compliance with the PMIERs.
The following table provides a comparison of the PMIERs financial requirements as reported by NMIC as of the dates indicated.

	As of
	December 31, 2017	December 31, 2016	December 31, 2015
	($ values in thousands)
Available Assets	$527,897	$453,523	$431,411
Net Risk-Based Required Assets	446,226	366,584	249,805
Available assets were $528 million at December 31, 2017, compared to $454 million at December 31, 2016 and $431 million at December 31, 2015. The increase in available assets of $74 million at December 31, 2017 and $23 million at December 31, 2016 was driven by positive cash flow from operations and the amortization of unearned premium reserves during each period. The increase in the risk-based required asset amount at each measurement date is due to the growth of our gross RIF, partially offset by the cession of risk relating to our third-party reinsurance agreements.
On December 18, 2017, the GSEs provided us with a confidential summary of the proposed changes to the PMIERs financial, business and other requirements that they are developing with the FHFA. We have engaged in conversations with the FHFA and the GSEs about the proposed changes and expect to continue to provide feedback to them in the coming months. Once changes to the PMIERs requirements are finalized, we expect the industry will be afforded a six month implementation period and currently anticipate that updated PMIERs requirements, if any, will take effect no sooner than the fourth quarter of 2018.
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
As of December 31, 2017, NMIC's performing primary RIF, net of reinsurance, was approximately $7.3 billion. NMIC ceded 100% of its pool RIF pursuant to the 2016 QSR Transaction. Based on NMIC's total statutory capital of $524 million (including contingency reserves) as of December 31, 2017, NMIC's RTC ratio was 14.0:1. Re One had total statutory capital of $34 million as of December 31, 2017, with a RTC ratio of 0.8:1. We continuously monitor our compliance with state capital requirements.
In March 2017, Moody's Investors Service (Moody's) upgraded its financial strength rating from "Ba2" to "Ba1" for NMIC. At that time, Moody's also upgraded its rating of NMIH's $150 million Term Loan from "B2" to "B1." In August 2017, Moody's re-affirmed its "Ba1" financial strength rating for NMIC and its B1 rating of NMIH's $150 million Term Loan and upgraded the outlook for both ratings from "stable" to "positive." In July 2017, S&P re-affirmed its "BBB-" financial strength and long-term counter-party credit ratings on NMIC and its "BB-" long-term counter-party credit rating on NMIH and upgraded the outlook for both ratings to "positive."
Competition
The MI industry is highly competitive and currently consists of six private mortgage insurers, including NMIC, as well as public MIs like the FHA and the VA. Private MI companies compete based on service, customer relationships, underwriting and other factors, including price. See Part I, Item 1, "Business - Overview of Residential Mortgage Finance and the Role of the Private MI Industry in the Current Operating Environment - Competition," above. We expect the MI market to remain competitive, with pressure for industry participants to grow or maintain their market share.
The private MI industry overall competes more broadly with public MIs who significantly increased their presence in the MI market following the financial crisis. Although there has been broad policy consensus toward the need for private capital to play a larger role and government credit risk to be reduced in the U.S. housing finance system, it remains difficult to predict whether the combined market share of public MIs will recede to historical levels. A range of factors influence a lender's decision to choose private over public MI, including among others, premium rates and other charges, loan eligibility requirements, cancelability, loan size limits and the relative ease of use of private MI products compared to public MI alternatives.

Consolidated Results of Operations

Consolidated statements of operations	For the year ended December 31,
	2017	2016 (3)	2015
Revenues	(In Thousands, except for share data)
Net premiums earned	$165,740	$110,481	$45,506
Net investment income	16,273	13,751	7,246
Net realized investment gains (losses)	208	(693)	831
Other revenues	522	276	25
Total revenues	182,743	123,815	53,608
Expenses
Insurance claims and claims expenses	5,339	2,392	650
Underwriting and operating expenses	106,979	93,223	80,599
Total expenses	112,318	95,615	81,249
Other (expense) income
(Loss) gain from change in fair value of warrant liability	(4,105)	(1,900)	1,905
Interest expense	(13,528)	(14,848)	(2,057)
Income (loss) before income taxes	52,792	11,452	(27,793)
Income tax expense (benefit)	30,742	(52,549)	—
Net income (loss)	$22,050	$64,001	$(27,793)

Loss ratio(1)	3.2%	2.2%	1.4%
Expense ratio(2)	64.5%	84.4%	177.1%
Combined ratio	67.7%	86.6%	178.5%
(1) Loss ratio is calculated by dividing the provision for insurance claims and claims expenses by net premiums earned.
(2) Expense ratio is calculated by dividing other underwriting and operating expenses by net premiums earned.
(3) The 2016 prior period consolidated statements of operations has been revised. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2, Summary of Accounting Principles - Immaterial Correction of Prior Period Amounts," for further details.
Revenues
For the year ended December 31, 2017, net premiums earned totaled $165.7 million compared to $110.5 million for the year ended December 31, 2016 and $45.5 million for the year ended December 31, 2015. The increase of net premiums earned of $55.2 million in 2017 was primarily due to the growth of our IIF and increased monthly policy production, partially offset by the decreases in single premium NIW and earnings from cancellations, and the impact of cessions under the 2017 ILN transaction and 2016 QSR Transaction. The $65.0 million increase in net premiums earned in 2016 was primarily due to the growth of our IIF, increased single premium NIW production and higher earnings from cancellations, partially offset by the effect of the 2016 QSR Transaction.
For the year ended December 31, 2017, net investment income was $16.3 million compared to $13.8 million for the year ended December 31, 2016 and $7.2 million for the year ended December 31, 2015. The increase in both periods was due to an increase in the size of and improved yields on our total investment portfolio.

Expenses
We recognize insurance claims and claims expenses in connection with the loss experience of our insured portfolio and incur other underwriting and operating expenses, including employee compensation and benefits, policy acquisition costs, and technology, professional services and facilities expenses, in connection with the development and operation of our business.
For the year ended December 31, 2017, insurance claims and claims expenses were $5.3 million compared to $2.4 million for the year ended December 31, 2016 and $0.7 million for the year ended December 31, 2015. Insurance claims and claims expenses increased $2.9 million in 2017, as a result of new defaults on insured loans in areas impacted by hurricanes Harvey and Irma and the California wildfires, as well as an increase in the overall number of policies in our portfolio and aging of earlier book years, offset by the partial release of reserves related to prior year defaults. Insurance claims and claims expenses increased $1.7 million in 2016 compared to 2015 primarily due to an increase in the overall number of policies in our portfolio and aging of earlier book years.
Underwriting and operating expenses were $107.0 million for the year ended December 31, 2017, compared to $93.2 million and $80.6 million for the years ended December 31, 2016 and 2015, respectively. Employee compensation accounts for the majority of our operating expenses. We increased the size of our workforce from 243 employees at December 31, 2015 to 276 employees at December 31, 2016 and to 299 employees at December 31, 2017 to support the growth of our business, particularly our sales and operating functions. Underwriting and operating expenses for the year ended December 31, 2017 also reflect $4.9 million of operating expenses related to the 2017 ILN Transaction and amendment of our Credit Agreement.
Interest expense was $13.5 million, $14.8 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Interest expense declined in 2017 compared to 2016 in connection with the amendment of our Credit Agreement completed in February 2017, which among other items, reduced the interest spread payable on the Term Loan. The interest expense reduction was partially offset by a rise in the underlying LIBOR rate during 2017. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 5, Term Loan." Interest expense increased in 2016 compared to 2015, reflecting a full year of interest expense for the Term Loan, which we established in the fourth quarter of 2015.
Income tax expense was $30.7 million for the year ended December 31, 2017 compared to income tax benefit of $52.5 million for the year ended December 31, 2016 and no income tax provision for the year ended December 31, 2015. The fluctuation of our income taxes is the result of significant events during each of periods presented. During the year ended December 31, 2017, we recorded a one-time non-cash charge of $13.6 million primarily due to the re-measurement of net deferred tax assets in connection with the enactment of the Tax Cuts and Jobs Act. During the year ended December 31, 2016, we recorded a one-time non-cash benefit of $58.8 million related to the release of the valuation allowance recorded against our federal and certain state net deferred tax assets. During the year ended December 31, 2015, we did not record an income tax expense due to the recognition of a valuation allowance against our federal and state net deferred tax assets. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11, Income Taxes."

Consolidated balance sheets	December 31, 2017	December 31, 2016 (1)
	(In Thousands)
Total investment portfolio	$715,875	$628,969
Cash and cash equivalents	19,196	47,746
Premiums receivable	25,179	13,728
Deferred policy acquisition costs, net	37,925	30,109
Software and equipment, net	22,802	20,402
Prepaid reinsurance premiums	40,250	37,921
Deferred tax asset, net	19,929	51,434
Other assets	13,692	9,588
Total assets	$894,848	$839,897
Term loan	$143,882	$144,353
Unearned premiums	163,166	152,906
Accounts payable and accrued expenses	23,364	25,297
Reserve for insurance claims and claims expenses	8,761	3,001
Reinsurance funds withheld	34,102	30,633
Deferred ceding commission	5,024	4,831
Warrant liability	7,472	3,367
Total liabilities	385,771	364,388
Total shareholders' equity	509,077	475,509
Total liabilities and shareholders' equity	$894,848	$839,897
(1) The 2016 prior period balance sheet has been revised. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2, Summary of Accounting Principles - Immaterial Correction of Prior Period Amounts," for further details.
As of December 31, 2017, we had approximately $735.1 million in cash and investments, including $51.0 million held at NMIH. The increase in cash and investments from year-end 2016 primarily relates to cash generated from operations.
Net deferred policy acquisition costs (DAC) were $37.9 million as of December 31, 2017, compared to $30.1 million as of December 31, 2016. The increase was driven by growth in the number of policies written during the year ended December 31, 2017 and the deferment of certain costs associated with the origination of those policies, partially offset by the amortization of previously deferred acquisition costs and the capitalization of ceding commissions associated with the 2016 QSR Transaction during the period.
Premiums receivable increased to $25.2 million as of December 31, 2017, compared to $13.7 million as of December 31, 2016 due to growth in the number of monthly policies in force.
Deferred tax asset, net decreased to $19.9 million as of December 31, 2017, from $51.4 million at December 31, 2016 due to the re-measurement of our deferred tax balances at the reduced statutory U.S. federal corporate income tax rate of 21% and the utilization of net operating loss carryforwards during the period. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11, Income Taxes."
Unearned premiums increased $10.3 million to $163.2 million as of December 31, 2017, primarily due to single premium policy origination during the period, offset by the amortization through earnings of existing unearned premiums in accordance with the expiration of risk on the related policies and the cancellation of other single premium policies.
Reserve for insurance claims and claims expenses increased $5.8 million to $8.8 million at December 31, 2017, due to an increase in our default inventory at December 31, 2017. See "- Insurance Claims and Claims Expenses," above for further details.
Warrant liability increased to $7.5 million at December 31, 2017, compared to $3.4 million at December 31, 2016 primarily due to an increase in our stock price during the year.
    Reinsurance funds withheld was $34.1 million as of December 31, 2017, representing the net of our ceded reinsurance premiums written, less our profit and ceding commission receivables related to the 2016 QSR Transaction. The increase in reinsurance funds withheld of $3.5 million from December 31, 2016, was a result of increased ceded premiums written. See, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reinsurance."
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the years ended December 31,
	2017	2016	2015
Net cash (used in) provided by:	(In Thousands)
Operating activities	$67,763	$71,944	$41,463
Investing activities	(93,072)	(79,792)	(230,165)
Financing activities	(3,241)	(1,723)	142,998
Net decrease in cash and cash equivalents	$(28,550)	$(9,571)	$(45,704)
Net cash provided by operating activities was $67.8 million for the year ended December 31, 2017, compared to $71.9 million for the year ended December 31, 2016, and $41.5 million for the year ended December 31, 2015. The decrease in cash generated from operating activities in 2017 compared to 2016 was primarily caused by increased operating expenses in connection with employee compensation and benefits costs and higher claims paid due to an increase in our default inventory offset by growth in direct premiums written. The increase in cash generated from operating activities in 2016 compared to 2015 was primarily due to the higher premiums written offset by increased operating expenses associated with the hiring of management and staff personnel and costs for contract and professional services.
Cash used in investing activities for the periods presented was driven by the purchase of fixed and short-term maturities during those periods.
Cash used in financing activities was $3.2 million and $1.7 million for the year ended December 31, 2017, and 2016, and primarily relates to taxes paid on the net share settlement of equity awards for certain employees. Cash provided by financing activities was $143.0 million for the year ended December 31, 2015, and primarily relates to proceeds from the Term Loan which we established in the fourth quarter of 2015.
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
As of December 31, 2017, NMIH had $51.0 million of cash and investments. NMIH's principal source of net cash is investment income and in the future could include dividends from NMIC, if available and permitted under law and by the GSEs.
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
NMIC's ability to pay dividends to NMIH is subject to insurance department notice or approval. Under Wisconsin law, NMIC may pay dividends up to specified levels (i.e., "ordinary" dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts, or "extraordinary" dividends, are subject to the Wisconsin OCI's prior approval. Under Wisconsin insurance laws, an extraordinary dividend is defined as any payment or distribution that together with other dividends and distributions made within the preceding 12 months exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the 12-month period ending the preceding December 31. NMIC has never paid any dividends to NMIH. NMIC reported a statutory net loss for the twelve months ended December 31, 2017 and currently cannot pay any dividends to NMIH through December 31, 2018 without the prior approval of the Wisconsin OCI. Certain other states in which NMIC is licensed also have statutes or regulations that restrict its ability to pay dividends.

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
In November 2015, NMIH entered into the Credit Agreement for the Term Loan. On February 10, 2017, NMIH amended the Credit Agreement (Amendment No. 1) to reduce the interest rate and extend the maturity date of the Term Loan from November 10, 2018 to November 10, 2019. The amended Term Loan bears interest at the Eurodollar Rate, as defined in the Credit Agreement and subject to a 1.00% floor, plus an annual margin rate of 6.75%, payable monthly or quarterly based on our interest rate election. On October 25, 2017, NMIH further amended the Credit Agreement (Amendment No. 2) to remove a covenant that required NMIH to maintain liquidity (as defined therein) in an aggregate amount no less than all remaining interest payments due under the Term Loan.  As modified by Amendment No. 2, the Credit Agreement retains the requirement that NMIH maintain liquidity in an aggregate amount no less than the sum of all remaining principal amortization payments due under the Term Loan, excluding principal scheduled to be paid on its maturity date, determined to be $2.6 million as of December 31, 2017. The Credit Agreement contains other restrictive covenants and required financial ratios and tests (which were not modified by Amendments No.1 or No.2) that we are required to meet or maintain. The current covenants include, but are not limited to the following: a maximum debt-to-total capitalization ratio (as defined therein) of 35%, maximum RTC ratio of 22.0:1.0, minimum liquidity (as modified by Amendment No. 2 and defined therein), compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and minimum shareholders' equity requirements.
Consolidated Investment Portfolio
Our primary objectives with respect to our investment portfolio are to preserve capital and generate investment income, while  maintaining sufficient liquidity to cover our operating needs.  We aim to achieve diversification by type, quality, maturity, and industry. We have adopted an investment policy that defines, among other things, eligible and ineligible investments, concentration limits for asset types, industry sectors, single issuers, and certain credit ratings, and benchmarks for asset duration.
Substantially all of our investment portfolio is held in fixed maturity instruments. As of December 31, 2017, the fair value of our investment portfolio was $715.9 million. We also had an additional $19.2 million of cash and equivalents as of December 31, 2017. Pre-tax book yield on the portfolio for the year ended December 31, 2017 was 2.3%. The book yield is calculated as period-to-date net investment income divided by average amortized cost of the investment portfolio. Yield on the investment portfolio is likely to change over time based on movements in interest rates, the duration or mix of our investment portfolio and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	December 31, 2017	December 31, 2016
Corporate debt securities	59%	52%
U.S. treasury securities and obligations of U.S. government agencies	9	9
Asset-backed securities	14	17
Cash, cash equivalents, and short-term investments	6	16
Municipal debt securities	12	6
Total	100%	100%
The ratings of our investment portfolio were:

Investment portfolio ratings at fair value	December 31, 2017	December 31, 2016
AAA	21%	24%
AA(1)	19	19
A(1)	46	44
BBB(1)	14	13
Total	100%	100%
(1) Include +/– ratings.
The ratings above are provided by one or more of: Moody's, S&P and Fitch Ratings. If three ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Other-than-Temporary Impairment (OTTI)
As of December 31, 2017 and 2016, we held no other-than-temporarily impaired (OTTI) securities, and as of December 31, 2015, we held one OTTI security. For the year ended December 31, 2017, we recognized OTTI losses in earnings of $144 thousand on a single security with an unfavorable recovery forecast. The impaired security was liquidated during the year. There were no credit losses recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income (loss).
For the year ended December 31, 2015, we recognized an OTTI loss in earnings of $89 thousand on a single security where we expected a planned sale would result in a loss. The impaired security was liquidated in 2016.
Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 35% for for all prior years through December 31, 2017. We will be subject to a statutory U.S. federal corporate income tax rate of 21% for the years ending December 31, 2018 and all future periods. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries.
Provisional amounts
The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act reduces the statutory U.S. federal corporate income tax rate from 35% to 21%. We have not completed our full assessment of the tax effects of the enactment of the Act on our December 31, 2017 balances; however, in certain cases, as described below, we have made reasonable estimates of the effects on our deferred tax balances. We recognized a $13.6 million income tax expense in the year ended December 31, 2017 for the items we could reasonably estimate primarily related to the re-measurement of deferred tax assets and liabilities. We are still analyzing the Act and refining our calculation on deferred our tax asset related to share-based compensation, which could affect the measurement of these balances or give rise to further increases or decreases to our deferred tax amounts. For tax years beginning after December 31, 2017, the Act expanded the number of individuals whose compensation is subject to a $1 million cap on tax deductibility and includes performance-based compensation in the calculation. As a result, the Company recorded a provisional amount to reduce the future tax benefit related to share-based compensation. We will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law.
The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118) on December 23, 2017. SAB 118 provides a one-year measurement period from a registrant's reporting period that includes the Act's enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under Accounting Standards Codification (ASC) 740.
The ultimate impact of the Act on our reported results in fiscal 2017 and beyond may differ from the estimates provided herein, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the Act differently from that presently contemplated.
Our effective income tax rate on our pre-tax income was 58.2% for the year ended December 31, 2017. Our effective income tax rate on our pre-tax loss was (459.0)% and 0.0% for the years ended December 31, 2016 and 2015, respectively. The difference between our statutory tax rate and our effective tax rate for the year ended December 31, 2017 is primarily due to tax expense of $13.6 million associated with the enactment of the Act, partially offset by a tax benefit of $3.3 million from excess share-based compensation for vested restricted stock units (RSUs) and exercised stock options. The difference between our statutory tax rate and our effective tax rate for the year ended December 31, 2016 is due to the release of the valuation allowance in 2016. Starting in 2018, we expect that our consolidated effective tax rate will approximate the statutory corporate tax rates.
Since inception and prior to December 31, 2016, we recorded a valuation allowance against deferred tax assets, and, as such, we generally did not record a benefit associated with the losses incurred in prior periods or other income tax benefits. At December 31, 2016, after weighing applicable evidence, we concluded that it was more-likely-than-not that our deferred tax asset would be realized. As a result, as of December 31, 2016, we released the valuation allowance on federal and certain state deferred tax assets. We continued to record a valuation allowance against net state deferred tax assets, primarily related to state net operating losses generated by NMIH that we do not expect to be utilized. NMIH operates at a loss and continues to only generate revenue from its investment portfolio.

As of December 31, 2016, the positive evidence that weighed in favor of releasing the valuation allowance and ultimately outweighed the negative evidence against releasing the allowance included:

•	our net operating loss carryforwards were expected to be fully utilized by 2018;

•
our other deferred tax assets were based on known recognition schedules and our expectation was that the majority would either reverse in the next three years or were related to deferred tax liabilities;

•	our significant unearned premium balance which represents future revenue to be earned over the policies' lives;

•	the substantial growth in our IIF driving the increase in net premiums;

•	our positive earnings trends from quarterly and annual increases in revenue;

•	our taxable income in 2016 and our expected taxable income in future years; and

•	our expectation that we will be in a cumulative profit in a three-year period in 2017.
The primary negative evidence that was considered was our cumulative losses in recent years. Although ASC 740 does not define the term or the length of time to consider when calculating the cumulative loss, practice and interpretations suggest that the guideline, not a "bright line", is to aggregate the pretax results as adjusted for permanent items for three years (i.e., the current and the two preceding years).
At December 31, 2016, we concluded that positive evidence of sufficient quantity and quality outweighed negative evidence and supported our conclusion that it is more-likely-than-not that we will realize our federal and certain state deferred tax assets. The reversal of our beginning-of-the-year valuation allowance against such deferred tax assets (resulting from a change in judgment about the realizability of the related deferred tax assets in future years) is consistent with the requirements of ASC 740-10-45-20. At December 31, 2016, we released the valuation allowance on federal and certain state deferred tax assets. A valuation allowance continued to be recorded against net state deferred tax assets, primarily related to state net operating losses by NMIH that we do not expect to be utilized. NMIH operates at a loss and currently only generates revenue from its investment portfolio.
We have examined the results through December 31, 2017, and performed a review of future expectations, which continue to support the conclusion that it is more-likely-than-not that we will realize our federal and certain state deferred tax assets. We also concluded to continue to apply a valuation allowance to the net state deferred tax assets, primarily related to state net operating losses by NMIH that we do not expect to be utilized.
At December 31, 2017, we had a federal net operating loss carryforward of $93.3 million which expires from 2030 to 2037, and state net operating loss carryforwards of $89.1 million, which expire in varying amounts during the years 2031 to 2037. Section 382 of the Internal Revenue Code imposes annual limitations on a corporation's ability to utilize its net operating loss carryforwards if it experiences an "ownership change." As a result of the acquisition of our insurance subsidiaries in 2012, $7.3 million of NOLs were subject to annual limitations of $0.8 million through 2016, and $0.3 million, thereafter, through 2029.
There is a tax sharing agreement between NMIH and its subsidiaries, dated August 23, 2012 and amended on September 1, 2016. Under this agreement, each of the parties mutually agreed to file a consolidated federal income tax return for 2012 and subsequent tax years, with NMIH as the direct tax filer. The tax liability of each subsidiary that is party to the agreement is limited to the amount of the liability it would incur if it filed separate returns.

Off-Balance Sheet Arrangements and Contractual Obligations
We had no material off-balance sheet arrangements at December 31, 2017. In connection with the 2017 ILN Transaction, we have certain future contractual commitments to Oaktown Re, a special purpose VIE that is not consolidated in our financial results. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2, Summary of Accounting Principles - Variable interest entity" and "Note 6, Reinsurance."
Contractual obligations at December 31, 2017 are summarized in the table that follows.

	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)
Contractual obligations	$—	$—	$—	$—
Long-term debt obligations (1)	1,507	145,130	—	—
Capital lease obligations	—	—	—	—
Operating lease obligations	1,711	7,252	3,221	—
Purchase obligations	3,155	175	—	—
Other long-term liabilities reflected on the registrant's balance sheet under GAAP	—	—	—	—
Total	$6,373	$152,557	$3,221	$—

(1) Long-term debt relates to our $150 million Credit Agreement and includes future interest payments using the minimum interest rate in effect at December 31, 2017 of 7.75%.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operation are based on our consolidated financial statements, which have been prepared in conformity with U.S. GAAP. In preparing our consolidated financial statements, management has made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Because the use of estimates is inherent in GAAP, actual results could differ materially from those estimates. A summary of the accounting policies that management believes are critical to the preparation of our consolidated financial statements is set forth below.
Insurance Premium Revenue Recognition
Premiums for primary mortgage insurance policies may be paid in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium), with such election and payment type fixed at policy inception. Premiums written at origination for single premium policies are initially deferred as unearned premium reserve and amortized into earnings over the estimated policy life in accordance with the anticipated expiration of risk. Monthly premiums are recognized as revenue in the month billed as coverage is effective. Annual premiums are initially deferred and earned on a straight-line basis over the year of coverage. Premiums written on pool transactions are earned over the period that coverage is provided. Upon cancellation of a policy, all remaining non-refundable deferred and unearned premium is immediately earned, and any refundable premium is returned to the policyholder. Premiums returned to the policyholder are recorded as a reduction of written and earned premiums in the paid period.
Reserve for Claims and Claims Expenses
Consistent with industry practice, we establish reserves for claims based on our best estimate of ultimate claim costs for defaulted loans using the general principles contained in ASC 944, Financial Services - Insurance (ASC 944). We establish reserves for loans that have been in default for at least 60 days. Reserves for claims and allocated claims expenses, referred to as case reserves, are established when we are notified of defaults by loan servicers. Additional claims reserves, referred to as IBNR reserves, are established for loans that we estimate (based on actuarial review) have been in default for at least 60 days, but have not yet been reported to us as such by servicers. We also establish reserves for unallocated claims expenses not associated with specific claims. Claims expenses represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claims settlement process.
The establishment of claims and claims expense reserves is subject to inherent uncertainty and requires significant judgment by management. Reserves are established by estimating the number of loans in default that will result in a claim payment, which is referred to as claim frequency, and the amount of the claim payment expected to be paid on each such loan in default, which is referred to as claim severity. Claim frequency and severity estimates are established based on historical observed experience regarding certain loan factors, such as age of the default, size of the loan and LTV ratios, and are strongly influenced by prevailing economic conditions, such as mortgage rates, trends in unemployment and house price appreciation. We conduct an annual actuarial review to evaluate, and, if necessary, update these assumptions.
Investments
We have designated our investment portfolio as available-for-sale and report it at fair value. The related unrealized gains and losses, after considering the related tax expense or benefit, are recognized as a component of accumulated other comprehensive income (loss) in shareholders' equity. Net realized investment gains and losses are reported in income based on specific identification of securities sold, and are reclassified out of accumulated other comprehensive income (loss).
We measure fair value and classify invested assets in a hierarchy for disclosure purposes consisting of three "levels" based on the observability of inputs available in the marketplace used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 4, Fair Value of Financial Instruments."
Each fiscal quarter, we evaluate our investments to determine whether declines in fair value below amortized cost were considered other-than-temporary in accordance with applicable guidance. Under current guidance, a debt security impairment is deemed other-than-temporary if (i) we either intend to sell the security or it is more likely than not that we will be required to sell the security before recovery or (ii) we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. In evaluating whether a decline in fair value is other-than-temporary, we consider several factors including, but not limited to:

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
Premium Deficiency Reserve
We perform a premium deficiency calculation each fiscal quarter using best estimate assumptions as of the testing date. Per ASC 944, a premium deficiency reserve shall be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs and maintenance costs exceeds future premiums, existing reserves and anticipated investment income. The calculation of premium deficiency reserves requires the use of significant judgment and estimates to determine the present value of future premiums and present value of expected claims and expenses on our business.  The present value of future premiums relies on, among other things, assumptions about persistency and repayment patterns on underlying loans.  The present value of expected claims and expenses depends on assumptions relating to severity of claims, claim rates on current defaults and expected defaults in future periods. These assumptions may also include an estimate of expected rescission activity. Assumptions used in calculating premium deficiency reserves can be affected by volatility in the current housing and mortgage lending industries.  To the extent premium patterns and actual claim experience differ from the assumptions used in calculating a premium deficiency reserve, the differences between the actual results and our estimate will affect future period earnings. In considering the potential sensitivity of the factors underlying our best estimate of premium deficiency reserves, it is possible that even a relatively small change in estimated claim rate or a relatively small percentage change in estimated claim amount could have a significant impact on establishing a premium deficiency reserve, should one be needed, and, correspondingly, on our operating results.
Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as DAC. DAC is reviewed periodically to determine that it does not exceed recoverable amounts and is adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We estimate the rate of amortization to reflect actual experience and any changes to persistency or loss development. For each book year of business, these costs are amortized to expense in proportion to estimated gross profits over the estimated life of the policies.

Income Taxes
We account for income taxes using the liability method in accordance with ASC 740, Income Taxes. Under this method, we determine deferred tax assets and liabilities based on the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred tax assets or liabilities are expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that would result in future increases or decreases in taxes owed on a cash basis as compared to amounts already recognized as tax expense in the consolidated statement of operations. Changes in tax laws, rates, regulations and policies, or the final determination of tax audits or examinations, could materially affect our tax estimates.
We are required to establish a valuation allowance against our deferred tax assets when it is more likely than not that all or a portion of our deferred tax assets will not be realized. We assess our need for a valuation allowance on a quarterly basis. In the course of our review, we assess all available evidence, both positive and negative, including future sources of income, tax planning strategies, future contractual cash flows and reversing temporary differences, and are required to exercise judgment and make assumptions in this regard.
Our provision for income taxes for interim financial periods is based on an estimate of our annual effective tax rate for the full year. When estimating our full year effective tax rate, we adjust our forecasted pre-tax income for gains and losses on our investments, changes in the accounting for uncertainty in income taxes, changes in our beginning of year valuation allowance, and other adjustments. The impact of these items is accounted for discretely at the applicable federal tax rate.
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
Share-Based Compensation
We account for stock compensation in accordance with ASC 718, Compensation - Stock Compensation, which addresses accounting for share-based awards and recognition of compensation expense, measured using grant date fair value, over the requisite service or performance period of the award. Share-based compensation includes RSUs and stock option grants under the NMI Holdings, Inc. 2012 Stock Incentive Plan (2012 Plan) and the NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan (Amended 2014 Plan), which amended and restated the NMI Holdings, Inc. 2014 Omnibus Incentive Plan (2014 Plan). We calculate the fair value of stock option grants using a Black-Scholes option pricing model, which takes into account various subjective assumptions. Key assumptions used in the model include the expected volatility of our stock price, our expected dividend yield and the risk-free interest rate, as well as the expected option term, giving consideration to the contractual terms of any award and the effects of expected exercise and post-vesting termination behavior. RSU grants to employees may contain a service condition, market and service condition or performance and service condition. RSU grants to employees with a service or a performance condition and RSU grants to non-employee directors are valued at our stock price on the date of grant less the present value of anticipated dividends. The fair value of RSU grants to employees with a market condition are determined based on a Monte Carlo simulation model at the date of grant.

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
The carrying value of our investment portfolio as of December 31, 2017 and 2016 was $716 million and $629 million, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of December 31, 2017 the duration of our fixed income portfolio, including cash and cash equivalents, was 3.67 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.67% in fair value of our fixed income portfolio.  Excluding cash, our fixed income portfolio duration was 3.72 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.72% in fair value of our fixed income portfolio.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of NMI Holdings, Inc.
NMI Holdings, Inc.
Emeryville, CA

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NMI Holdings, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules included in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2011.
San Francisco, CA
February 16, 2018

NMI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $713,859 and $630,688 as of December 31, 2017 and December 31, 2016, respectively)	$715,875	$628,969
Cash and cash equivalents	19,196	47,746
Premiums receivable	25,179	13,728
Accrued investment income	4,212	3,421
Prepaid expenses	2,151	1,991
Deferred policy acquisition costs, net	37,925	30,109
Software and equipment, net	22,802	20,402
Intangible assets and goodwill	3,634	3,634
Prepaid reinsurance premiums	40,250	37,921
Deferred tax asset, net	19,929	51,434
Other assets	3,695	542
Total assets	$894,848	$839,897

Liabilities
Term loan	$143,882	$144,353
Unearned premiums	163,166	152,906
Accounts payable and accrued expenses	23,364	25,297
Reserve for insurance claims and claim expenses	8,761	3,001
Reinsurance funds withheld	34,102	30,633
Deferred ceding commission	5,024	4,831
Warrant liability, at fair value	7,472	3,367
Total liabilities	385,771	364,388
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 60,517,512 and 59,145,161 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively (250,000,000 shares authorized)	605	591
Additional paid-in capital	585,488	576,927
Accumulated other comprehensive loss, net of tax	(2,859)	(5,287)
Accumulated deficit	(74,157)	(96,722)
Total shareholders' equity	509,077	475,509
Total liabilities and shareholders' equity	$894,848	$839,897
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
	2017	2016	2015
	(In Thousands, except for per share data)
Revenues
Net premiums earned	$165,740	110,481	$45,506
Net investment income	16,273	13,751	7,246
Net realized investment gains (losses)	208	(693)	831
Other revenues	522	276	25
Total revenues	182,743	123,815	53,608
Expenses
Insurance claims and claims expenses	5,339	2,392	650
Underwriting and operating expenses	106,979	93,223	80,599
Total expenses	112,318	95,615	81,249
Other expense
(Loss) gain from change in fair value of warrant liability	(4,105)	(1,900)	1,905
Interest expense	(13,528)	(14,848)	(2,057)
Total other expense	(17,633)	(16,748)	(152)

Income (loss) before income taxes	52,792	11,452	(27,793)
Income tax expense (benefit)	30,742	(52,549)	—
Net income (loss)	$22,050	$64,001	$(27,793)

Earnings (loss) per share
Basic	$0.37	$1.08	$(0.47)
Diluted	$0.35	$1.05	$(0.47)

Weighted average common shares outstanding
Basic	59,816	59,071	58,683
Diluted	62,186	60,829	58,683

Net income (loss)	$22,050	$64,001	$(27,793)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) in accumulated other comprehensive income, net of tax expense of $1,234, $1,178, and $0 for each of the years in the three-year period ended December 31, 2017, respectively	2,559	1,429	(3,518)
Reclassification adjustment for realized losses (gains) included in net income, net of tax expense of $73, $0, and $0 for each of the years in the three-years ended December 31, 2017, respectively	(131)	758	(349)
Other comprehensive income (loss), net of tax	2,428	2,187	(3,867)
Comprehensive income (loss)	$24,478	$66,188	$(31,660)
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2014	58,429	$584	$562,911	$(3,607)	$(132,930)	$426,958
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	379	4	(694)	—	—	(690)
Share-based compensation expense	—	—	8,123	—	—	8,123
Change in unrealized investment gains/losses, net of tax of $0	—	—	—	(3,867)	—	(3,867)
Net loss	—	—	—	—	(27,793)	(27,793)
Balances, December 31, 2015	58,808	$588	$570,340	$(7,474)	$(160,723)	$402,731
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	337	3	(227)	—	—	(224)
Share-based compensation expense	—	—	6,814	—	—	6,814
Change in unrealized investment gains/losses, net of tax expense of $1,178	—	—	—	2,187	—	2,187
Net income	—	—	—	—	64,001	64,001
Balances, December 31, 2016	59,145	$591	$576,927	$(5,287)	$(96,722)	$475,509
Cumulative effect of change in accounting principle	—	—	388	—	515	903
Common stock: class A shares issued related to warrants	32	*	183	—	—	183
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	1,341	14	(1,494)	—	—	(1,480)
Share-based compensation expense	—	—	9,484	—	—	9,484
Change in unrealized investment gains/losses, net of tax expense of $1,307	—	—	—	2,428	—	2,428
Net income	—	—	—	—	22,050	22,050
Balances, December 31, 2017	60,518	$605	$585,488	$(2,859)	$(74,157)	$509,077

*	During 2017, we issued 32,368 common shares with a par value of $0.01 related to the exercise of warrants, which is not identifiable in this schedule due to rounding.
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2017	2016	2015
Cash flows from operating activities	(In Thousands)
Net income (loss)	$22,050	$64,001	$(27,793)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized investment (gains) losses	(208)	693	(831)
Loss (gain) from change in fair value of warrant liability	4,105	1,900	(1,905)
Depreciation and amortization	6,663	5,660	4,861
Net amortization of premium on investment securities	1,599	1,259	—
Amortization of debt discount and debt issuance costs	1,473	1,914	251
Deferred income taxes	31,102	(52,909)	—
Share-based compensation expense	9,484	6,854	8,174
Changes in operating assets and liabilities:
Premiums receivable	(11,451)	(8,585)	(4,095)
Accrued investment income	(791)	(548)	(1,166)
Prepaid expenses	(160)	(563)	626
Deferred policy acquisition costs, net	(7,816)	(12,579)	(14,545)
Other assets	(3,153)	(452)	419
Unearned premiums	10,260	62,133	68,704
Reserve for insurance claims and claim expenses	5,760	2,322	596
Reinsurance balances, net	1,332	(2,456)	—
Accounts payable and accrued expenses	(2,486)	3,300	8,167
Net cash provided by operating activities	67,763	71,944	41,463
Cash flows from investing activities
Purchase of short-term investments	(131,196)	(170,067)	(21,160)
Purchase of fixed-maturity investments, available-for-sale	(219,079)	(143,568)	(343,771)
Proceeds from maturity of short-term investments	170,278	129,033	—
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	95,435	116,281	140,901
Software and equipment	(8,510)	(11,471)	(6,135)
Net cash used in provided by investing activities	(93,072)	(79,792)	(230,165)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(8,582)	(755)	(1,105)
Proceeds from issuance of common stock related to employee equity plans	7,103	532	415
Proceeds from issuance of common stock related to warrants	183	—	—
Proceeds from term loan, net of discount	—	—	148,500
Repayments of term loan	(1,500)	(1,500)	(375)
Payments of debt modification costs	(445)	—	(4,437)
Net cash (used in) provided by financing activities	(3,241)	(1,723)	142,998

Net decrease in cash and cash equivalents	(28,550)	(9,571)	(45,704)
Cash and cash equivalents, beginning of period	47,746	57,317	103,021
Cash and cash equivalents, end of period	$19,196	$47,746	$57,317

Supplemental disclosures of cash flow information
Interest paid	$13,355	$9,669	$5
Income taxes paid	1,220	200	—
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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
In April 2013, NMIC, our primary insurance subsidiary, issued its first mortgage insurance policy. NMIC is licensed to write mortgage insurance in all 50 states and D.C. In August 2015, NMIH capitalized a wholly owned subsidiary, NMI Services, Inc. (NMIS), through which we offer outsourced loan review services to mortgage loan originators.
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
2. Summary of Accounting Principles
Insurance Premium Revenue Recognition
Premiums for primary mortgage insurance policies may be paid in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium), with such election and payment type fixed at policy inception. Premiums written at origination for single premium policies are initially deferred as unearned premiums and amortized into earnings over the estimated policy life, in accordance with the anticipated expiration of risk. Monthly premiums are recognized as revenue in the month billed and when the coverage is effective. Annual premiums are initially deferred and earned on a straight-line basis over the year of coverage. Premiums written on pool transactions are earned over the period that coverage is provided. Upon cancellation of a policy, all remaining non-refundable deferred and unearned premium is immediately earned, and any refundable premium is returned to the policyholder. Premiums returned to policyholders are recorded as a reduction of written and earned premiums in the current period.
For the year ended December 31, 2017, one customer represented 11% of our consolidated revenues. At December 31, 2017, approximately 14% of our total risk-in-force (RIF) was concentrated in California.
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
Reserves for Insurance Claims and Claims Expenses
Consistent with industry practice, we establish reserves for claims based on our best estimate of ultimate claim costs for defaulted loans using the general principles contained in Accounting Standards Committee (ASC) 944, Financial Services - Insurance (ASC 944). We establish reserves for loans that have been in default for at least 60 days. Reserves for claims and allocated claims expenses, referred to as case reserves, are established when we are notified of defaults by loan servicers. Additional claims reserves, referred to as IBNR reserves, are established for loans that we estimate (based on actuarial review) have been in default for at least 60 days, but have not yet been reported to us as such by servicers. We also establish reserves for unallocated claims expenses not associated with specific claims. Claims expenses represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claims settlement process.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The establishment of claims and claims expense reserves is subject to inherent uncertainty and requires significant judgment by management. Reserves are established by estimating the number of loans in default that will result in a claim payment, which is referred to as claim frequency, and the amount of the claim payment expected to be paid on each such loan in default, which is referred to as claim severity. Claim frequency and severity estimates are established based on historical observed experience regarding certain loan factors, such as age of the default, size of the loan and LTV ratios, and are strongly influenced by prevailing economic conditions, such as mortgage rates, trends in unemployment and house price appreciation. We conduct an annual actuarial review to evaluate and, if necessary, update these assumptions.

Investments
We have designated our investment portfolio as available-for-sale and report it at fair value. The related unrealized gains and losses, after considering the related tax expense or benefit, are recognized as a component of accumulated other comprehensive income (loss) in shareholders' equity. Net realized investment gains and losses are reported in income based on specific identification of securities sold, and are reclassified out of accumulated other comprehensive income (loss).
We measure fair value and classify invested assets in a hierarchy for disclosure purposes consisting of three "levels" based on the observability of inputs available in the marketplace used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). See "Note 4, Fair Value of Financial Instruments" for further discussion.
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
Each quarter, we evaluate our investments to determine whether declines in fair value below amortized cost were considered other-than-temporary in accordance with applicable guidance. Under the current guidance, a debt security impairment is deemed other-than-temporary if (i) we either intend to sell the security or it is more likely than not that we will be required to sell the security before recovery or (ii) we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. In evaluating whether a decline in fair value is other-than-temporary, we consider several factors including, but not limited to:

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
Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs (DAC). DAC is reviewed periodically to determine that it does not exceed recoverable amounts and is adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We estimate the rate of amortization to reflect actual experience and any changes to persistency or loss development. For each book year of business, these costs are amortized to expense in proportion to estimated gross profits over the estimated life of the policies. Total amortization of DAC for each of the three years in the three-years period ended December 31, 2017, 2016 and 2015, net of a portion of ceding commission related to the 2016 QSR Transaction (see Note 6, "Reinsurance"), was $5.8 million, $4.3 million and $2.8 million, respectively.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Premium Deficiency Reserves
We consider whether a premium deficiency exists at each fiscal quarter using best estimate assumptions as of the testing date. Per ASC 944, a premium deficiency reserve shall be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs and maintenance costs exceeds future premiums, existing reserves and anticipated investment income. We have determined that no premium deficiency reserves were necessary for any of the years in the three years period ended December 31, 2017.
Reinsurance
We account for premiums, claims and claims expenses that are ceded to reinsurers on bases consistent with those we use to account for the original policies we issue and pursuant to the terms of our reinsurance contracts. We account for premiums ceded or otherwise paid to reinsurers as reductions to premium revenue.
We earn profit and ceding commissions in connection with our 2016 QSR Transaction (see Note 6, "Reinsurance"). Profit commissions represent a percentage of the profits recognized by reinsurers that are returned to us, based on the level of claims we cede. We recognize any profit commissions we earn as increases to premium revenue. Ceding commissions are calculated as a percentage of ceded written premiums, which are intended to cover our costs to acquire and service the direct policies. We earn the ceding commissions in a manner consistent with our recognition of earnings on the underlying insurance policies, over the terms of the policies reinsured. We account for ceding commissions earned as reductions to underwriting and operating expenses.
We cede a portion of claims and claims expenses reserves to our reinsurers, which are accounted for as reinsurance recoverables in "Other Assets" on the consolidated balance sheets and as reductions to claims expense on the consolidated statements of operations. We remain directly liable for all loss payments in the event we are unable to collect from any reinsurer.
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
Share-Based Compensation
We account for stock compensation in accordance with ASC 718, Compensation - Stock Compensation, which addresses accounting for share-based awards and recognition of compensation expense, measured using grant date fair value, over the requisite service or performance period of the award. Share-based compensation includes restricted stock unit (RSU) and stock option grants under the NMI Holdings, Inc. 2012 Stock Incentive Plan (2012 Plan) and the NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan (Amended 2014 Plan), which amended and restated the NMI Holdings, Inc. 2014 Omnibus Incentive Plan (2014 Plan). We calculate the fair value of stock option grants using a Black-Scholes option pricing model, which takes into account various subjective assumptions. Key assumptions used in the model include the expected volatility of our stock price, dividend yield and the risk-free interest rate, as well as the expected option term, giving consideration to the contractual terms of any award and the effects of expected exercise and post-vesting termination behavior. RSU grants to employees may contain a service condition, market and service condition or performance and service condition. RSU grants to employees with a service or a performance condition and RSU grants to non-employee directors are valued at our stock price on the date of grant less the present value of

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

anticipated dividends. The fair value of RSU grants to employees with a market condition is determined based on a Monte Carlo simulation model at the date of grant.
Earnings per Share
Basic earnings (loss) per share is based on the weighted-average number of common shares outstanding, while diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding and common share equivalents that would be issuable upon the vesting of existing service based RSUs, and exercise of vested and unvested stock options and outstanding warrants.
Cash and Cash Equivalents
We consider items such as certificates of deposit and money market funds with original maturities of 90 days or less to be cash equivalents.
Software and Equipment
We capitalize certain costs associated with the development of internal-use software and equipment. Software and equipment are stated at cost, less accumulated amortization and depreciation. Amortization of software and depreciation of equipment commences at the beginning of the month following our placement of the assets into use. Amortization and depreciation are calculated on a straight-line basis over the estimated useful life of the respective assets, typically from 3 to 7 years, unless factors indicate a shorter useful life. For further detail, see "Note 12, Software and Equipment."
Business Combinations, Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired from a business combination. In accordance with ASC 350, Intangibles - Goodwill and Other, we test goodwill for impairment during the third quarter each year, or more frequently if we believe indicators of impairment exist. We have not identified any impairments of goodwill through December 31, 2017.
Our intangible assets consist of state licenses and GSE applications which have indefinite lives. We test indefinite-lived intangible assets for impairment during the fourth quarter of each year or more frequently if we believe indicators of impairment exist. We have not identified any impairments of indefinite-lived intangible assets through December 31, 2017.
Premiums Receivable
Premiums receivable consist of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the receivable is written off against earned premium and the related insurance policy is canceled. We have determined that the receivable write-off was immaterial as of December 31, 2017.
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
See Note 6, "Reinsurance" for further discussion of the reinsurance arrangement.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to provide a consistent approach in recognizing revenue. In accordance with the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, ASU 2015-14 deferred the provisions of ASU 2014-09 to be effective for interim and annual periods beginning after December 15, 2017. In December 2016, the FASB clarified that all contracts that are within the scope of Topic 944, Financial Services-Insurance, are excluded from the scope of ASU 2014-09. Accordingly, this update will not impact the recognition of revenue related to insurance premiums or investment income, which represent a majority of our total revenues. The adoption of this update for our loan review services revenue (our only revenue stream in scope), effective January 1, 2018, will be done using the modified-retrospective approach and is immaterial to our consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). This update requires companies to measure all expected credit losses for financial assets held at the reporting date. The standard also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact the adoption of this ASU will have, if any, on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This update is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We have determined that the adoption of this update, effective January 1, 2018, will have no impact on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-16, Income Taxes- Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). This update is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this update, effective January 1, 2018, will have no impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update is intended to simplify the test for goodwill impairment. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, after December 15, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We have determined that the adoption of this ASU will have no impact on our consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20). This update shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The standard will take effect for public business entities for fiscal years beginning after December 15, 2017. Early adoption is permitted, and if an entity early adopts the guidance in an interim period, any adjustments are reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this update, effective January 1, 2018, will have no impact on our consolidated financial statements.
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). This update is intended to simplify the accounting for certain equity-linked financial instruments. This standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years,

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

beginning after December 15, 2018. Early adoption is permitted. The guidance must be applied using a full or modified retrospective approach. We are currently evaluating the impact the adoption of this ASU will have, if any, on our consolidated financial statements.
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
To provide consistency in the consolidated statements and as permitted by Staff Accounting Bulletin (SAB) 108, revisions for these immaterial amounts to previously reported annual amounts are reflected in the Consolidated Balance Sheet financial information herein and in the Consolidated Statements of Operations. A comparison of the affected amounts as previously reported and as adjusted are presented below.

As of and for the full year ended December 31, 2016	As previously reported	As adjusted
	(In thousands)
Income Statement
Net income	$65,841	$64,001
Income tax (benefit)	(54,389)	(52,549)
Basic EPS	$1.11	$1.08
Diluted EPS	1.08	1.05

Balance Sheet
Deferred tax asset, net	$53,274	$51,434
Total assets	841,737	839,897
Accumulated deficit	(94,882)	(96,722)
Total shareholders' equity	477,349	475,509

Statement of Cash Flows
Net income	$65,841	$64,001
Deferred income taxes	(54,749)	(52,909)

Footnote 11. Income Taxes
Reconciliation between the statutory to effective income tax (benefit) rate:
Valuation allowance	(527.0)%	(511.1)%
Effective income tax rate	(474.9)%	(459.0)%
Components of net deferred income tax asset (liability):
Share-based compensation	$11,231	$9,080
Valuation allowance	(7,252)	(6,941)
Net deferred income tax asset (liability)	53,274	51,434
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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
Subsequent Events
NMIC entered into its second quota share reinsurance treaty with a broad panel of highly rated reinsurers that will take effect January 1, 2018 (2018 QSR Transaction). Under the 2018 QSR Transaction, NMIC agrees to cede 25% of its eligible policies written in 2018 and 20% to 30% (amount at NMIC's sole election, to be exercised no later than December 1, 2018) of eligible policies written in 2019. The Company will receive a ceding commission equal to 20% of ceded premiums earned, as well as a profit commission equal to 61% of ceded premiums earned, reduced by any losses ceded under the treaty. The 2018 QSR Transaction is scheduled to terminate on December 31, 2029.
3. Investments
We have designated our investment portfolio as available-for-sale and report it at fair value. The related unrealized gains and losses are, after considering the related tax expense or benefit, recognized through comprehensive income and loss, and on an accumulated basis in shareholders' equity. Net realized investment gains and losses are reported in income based on specific identification of securities sold.
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2017	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$65,669	$—	$(981)	$64,688
Municipal debt securities	89,973	534	(659)	89,848
Corporate debt securities	435,562	4,231	(1,958)	437,835
Asset-backed securities	100,153	916	(125)	100,944
Total bonds	691,357	5,681	(3,723)	693,315
Long-term investments - other	353	—	—	353
Short-term investments	22,149	58	—	22,207
Total investments	$713,859	$5,739	$(3,723)	$715,875

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2016	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$64,135	$6	$(962)	$63,179
Municipal debt securities	40,801	131	(663)	40,269
Corporate debt securities	349,712	1,722	(2,356)	349,078
Asset-backed securities	114,456	765	(560)	114,661
Total bonds	569,104	2,624	(4,541)	567,187
Short-term investments	61,584	198	—	61,782
Total investments	$630,688	$2,822	$(4,541)	$628,969
As of December 31, 2017 and December 31, 2016, approximately $7.0 million and $6.9 million of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Scheduled Maturities
The amortized cost and fair values of available-for-sale securities as of December 31, 2017 and December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of December 31, 2017	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$97,406	$97,394
Due after one through five years	195,795	195,626
Due after five through ten years	305,798	306,930
Due after ten years	14,707	14,981
Asset-backed securities	100,153	100,944
Total investments	$713,859	$715,875

As of December 31, 2016	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$94,382	$94,584
Due after one through five years	173,296	173,251
Due after five through ten years	242,005	240,060
Due after ten years	6,549	6,413
Asset-backed securities	114,456	114,661
Total investments	$630,688	$628,969
Aging of Unrealized Losses
As of December 31, 2017, the investment portfolio had gross unrealized losses of $3.7 million, $2.2 million of which has been in an unrealized loss position for a period of 12 months or greater. We did not consider these securities to be other-than-temporarily impaired as of December 31, 2017. We based our conclusion that these investments were not other-than-temporarily impaired as of December 31, 2017 on the following facts: (i) the unrealized losses were primarily caused by interest rate movements since the purchase date; (ii) we do not intend to sell these investments; and (iii) we do not believe that it is more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may not occur until maturity. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2017		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	16	$29,806	$(394)	26	$34,882	$(587)	42	$64,688	$(981)
Municipal debt securities	21	38,628	(264)	10	17,945	(395)	31	56,573	(659)
Corporate debt securities	94	128,313	(829)	23	48,978	(1,129)	117	177,291	(1,958)
Asset-backed securities	22	27,947	(63)	5	12,438	(62)	27	40,385	(125)
Total	153	$224,694	$(1,550)	64	$114,243	$(2,173)	217	$338,937	$(3,723)

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2016		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	33	$51,093	$(962)	—	$—	$—	33	$51,093	$(962)
Municipal debt securities	14	28,659	(617)	1	1,704	(46)	15	30,363	(663)
Corporate debt securities	77	135,115	(1,955)	8	13,873	(401)	85	148,988	(2,356)
Asset-backed securities	30	38,702	(510)	6	2,472	(50)	36	41,174	(560)
Total	154	$253,569	$(4,044)	15	$18,049	$(497)	169	$271,618	$(4,541)
Net Investment Income
The following table presents the components of net investment income:

	For the year ended December 31,
	2017	2016	2015
	(In Thousands)
Investment income	$17,046	14,503	7,729
Investment expenses	(773)	(752)	(483)
Net investment income	$16,273	$13,751	$7,246
The following table presents the components of net realized investment gains (losses):

	For the year ended December 31,
	2017	2016	2015
	(In Thousands)
Gross realized investment gains	$546	748	1,526
Gross realized investment losses	(338)	(1,441)	(695)
Net realized investment gains (losses)	$208	$(693)	$831
Investment Securities - Other-than-Temporary Impairment (OTTI)
As of December 31, 2017 and 2016, we held no other-than-temporarily impaired securities. For the year ended December 31, 2017, we recognized OTTI losses in earnings of $144 thousand in the first quarter related to a single security with an unfavorable recovery forecast. The impaired security was liquidated in the second quarter. There were no credit losses recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income (loss).
For the year ended December 31, 2015, we recognized an OTTI loss in earnings of $89 thousand due to a planned sale that we expected would result in a loss. The impaired security was liquidated in February 2016.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2017	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$59,844	$4,844	$—	$64,688
Municipal debt securities	—	89,848	—	89,848
Corporate debt securities	—	437,835	—	437,835
Asset-backed securities	—	100,944	—	100,944
Long-term investments - other	353	—	—	353
Cash, cash equivalents and short-term investments	41,403	—	—	41,403
Total assets	$101,600	$633,471	$—	$735,071
Warrant liability	—	—	7,472	7,472
Total liabilities	$—	$—	$7,472	$7,472

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2016	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$50,719	$12,460	$—	$63,179
Municipal debt securities	—	40,269	—	40,269
Corporate debt securities	—	349,078	—	349,078
Asset-backed securities	—	114,661	—	114,661
Cash, cash equivalents and short-term investments	109,528	—	—	109,528
Total assets	$160,247	$516,468	$—	$676,715
Warrant liability	—	—	3,367	3,367
Total liabilities	$—	$—	$3,367	$3,367
There were no transfers between Level 1 and Level 2, nor any transfers in or out of Level three, of the fair value hierarchy during the years ended December 31, 2017 and 2016.
The following is a roll-forward of Level 3 liabilities measured at fair value:

	For the year ended December 31,
	2017	2016	2015
	(In Thousands)
Balance, January 1,	$3,367	$1,467	$3,372
Change in fair value of warrant liability included in earnings	4,105	1,900	(1,905)
Balance, December 31	$7,472	$3,367	$1,467
We revalue the warrant liability quarterly using a Black-Scholes option-pricing model, in combination with a binomial model, and we value the pricing protection features within the warrants using a Monte-Carlo simulation model. The following table outlines the key inputs and assumptions used in the option-pricing model as of the dates indicated.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

	As of December 31,
	2017	2016	2015
Common Stock Price	$17.00	$10.65	$6.77
Risk free interest rate	1.99%	1.78%	1.91%
Expected life	3.07 years	4.33 years	5.92 years
Expected volatility	30.6%	32.7%	32.7%
Dividend yield	0%	0%	0%

The changes in fair value of the warrant liability for the years ended December 31, 2017, 2016 and 2015 are primarily attributable to changes in the price of our common stock during the respective periods.
5. Term Loan
On November 10, 2015, we entered into a credit agreement (the Credit Agreement) to obtain a $150 million three-year senior secured term loan (the Term Loan). On February 10, 2017, we amended the Credit Agreement (Amendment No. 1) to reduce the interest rate and extend the maturity date of the Term Loan from November 10, 2018 to November 10, 2019. On October 25, 2017, we further amended the Credit Agreement (Amendment No. 2) to remove a covenant that required NMIH to maintain liquidity (as defined therein) in an aggregate amount no less than all remaining interest payments due under the Term Loan. As modified by Amendment No. 2, the Credit Agreement retains a requirement that NMIH maintain liquidity in an aggregate amount no less than the sum of all remaining principal amortization payments due under the Term Loan, excluding principal scheduled to be paid on its maturity date. We have concluded that the amendments to the Credit Agreement should be treated as modifications.
As of December 31, 2017, the Term Loan bears interest at the Eurodollar Rate, as defined in the Credit Agreement and subject to a 1.00% floor, plus an annual margin rate of 6.75%, representing an all-in rate of 8.23%, payable monthly or quarterly based on our interest rate election. Quarterly principal payments of $375 thousand are also required. The outstanding balance of the Term Loan as of December 31, 2017 was $147 million.
Debt issuance costs totaling $4.9 million, including $445 thousand related to Amendment No.1 and Amendment No.2 modifications and a 1% original issue discount, are being amortized to interest expense, using the effective interest method, over the contractual life of the Term Loan. Interest expense for the Term Loan includes interest and amortization of issuance costs, modification costs and the original issue discount. For the twelve months ended December 31, 2017, we recorded $13.5 million of interest expense.
We are subject to various covenants under the amended Credit Agreement, which include, but are not limited to the following: a maximum debt-to-total capitalization ratio (as defined therein) of 35%, maximum risk-to-capital (RTC) ratio of 22.0:1.0, minimum liquidity (as defined therein) of $2.6 million as of December 31, 2017, compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and minimum shareholders' equity requirements. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the amended Credit Agreement, including its covenants and events of default. We were in compliance with all covenants as of December 31, 2017.
Future principle payments for the Term Loan as of December 31, 2017 are as follows:

As of December 31, 2017	Principal
(In thousands)
2018	1,500
2019	$145,125
Total	$146,625
6. Reinsurance
We enter into third-party reinsurance transactions to actively manage our risk, ensure PMIERs compliance and support the growth of our business. The GSEs and the Wisconsin OCI have approved all such transactions (subject to certain conditions and periodic ongoing review, including levels of approved capital credit).

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the year ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In Thousands)
Net premiums written
Direct	$202,586	$177,962	$114,210
Ceded (1)	(28,914)	(43,270)	—
Net premiums written	$173,672	$134,692	$114,210

Net premiums earned
Direct	$192,326	$115,830	$45,506
Ceded (1)	(26,586)	(5,349)	—
Net premiums earned	$165,740	$110,481	$45,506
(1) Net of profit commission
Excess-of-loss reinsurance
In May 2017, NMIC entered into a reinsurance agreement with Oaktown Re that provides for up to $211.3 million of aggregate excess-of-loss reinsurance coverage at inception for new delinquencies on an existing portfolio of mortgage insurance policies written from 2013 through December 31, 2016. For the reinsurance coverage period, NMIC will retain the first layer of $126.8 million of aggregate losses and Oaktown Re will then provide second layer coverage up to the outstanding reinsurance coverage amount. NMIC will then retain losses in excess of the outstanding reinsurance coverage amount. The outstanding reinsurance coverage amount decreases from $211.3 million at inception over a ten-year period as the underlying covered mortgages amortize and/or are repaid, and was $177 million as of December 31, 2017. The outstanding reinsurance coverage amount will stop amortizing if certain credit enhancement or delinquency thresholds are triggered.
Oaktown Re financed the coverage by issuing mortgage insurance-linked notes in an aggregate amount of $211.3 million to unaffiliated investors (the Notes). The Notes mature on April 26, 2027. All of the proceeds paid to Oaktown Re from the sale of the Notes were deposited into a reinsurance trust to collateralize and fund the obligations of Oaktown Re to NMIC under the reinsurance agreement. At all times, funds in the reinsurance trust account are required to be invested in high credit quality money market funds.  We refer collectively to NMIC's reinsurance agreement with Oaktown Re and the issuance of the Notes by Oaktown Re as the 2017 ILN Transaction. Under the terms of the 2017 ILN Transaction, NMIC makes risk premium payments for the applicable outstanding reinsurance coverage amount and pays Oaktown Re for its anticipated operating expenses (capped at $300 thousand per year). For the year ended December 31, 2017, NMIC paid risk premiums of $5.0 million. NMIC did not cede any losses to Oaktown Re.
Under the reinsurance agreement, NMIC holds an optional termination right if certain events occur, including, among others, a clean-up call if the outstanding reinsurance coverage amount amortizes to 10% or less of the reinsurance coverage amount at inception or if NMIC reasonably determines that changes to GSE or rating agency asset requirements would cause a material and adverse effect on the capital treatment afforded to NMIC under the agreement. In addition, there are certain events that will result in mandatory termination of the agreement, including NMIC's failure to pay premiums or consent to reductions in the trust account to make principal payments to noteholders, among others.
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
Quota share reinsurance
In September 2016, NMIC entered into a quota-share reinsurance transaction with a panel of third-party reinsurers (2016 QSR Transaction). Each of the third-party reinsurers has an insurer financial strength rating of A- or better by Standard and Poor's Rating Services (S&P), A.M. Best or both.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Under the 2016 QSR Transaction, effective September 1, 2016, NMIC ceded premiums related to:
•25% of existing risk written on eligible policies as of August 31, 2016;

•	100% of existing risk under our pool agreement with Fannie Mae; and

•	25% of risk on eligible policies written from September 1, 2016 through December 31, 2017.
The following table shows the amounts related to the 2016 QSR Transaction:

	For the year ended
	December 31, 2017	December 31, 2016
	(In Thousands)
Ceded risk-in-force	$2,983,353	$2,008,385
Ceded premiums written	(51,948)	(50,553)
Ceded premiums earned	(49,619)	(12,632)
Ceded claims and claims expenses	1,687	297
Ceding commission written	10,390	10,111
Ceding commission earned	9,806	2,303
Profit commission	28,084	7,283

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
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. NMIC's reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to our 2016 QSR Transaction was $1.9 million as of December 31, 2017.
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
7. Reserves for Insurance Claims and Claim Expenses
We establish reserves to recognize the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. Consistent with industry practice, we establish reserves for loans that have been reported to us by servicers as having been in default for at least 60 days, referred to as case reserves, and additional loans that we estimate (based on actuarial review) have been in default for at least 60 days that have not yet been reported to us by servicers, referred to as IBNR reserves. We also establish claims expense reserves, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claims settlement process. As of December 31, 2017, we had reserves for insurance claims and claims expenses of $8.8 million for 928 primary loans in default. For the year ended 2017, we paid 27 claims totaling $1.3 million, including nine claims ceded under the 2016 QSR Transaction representing $81 thousand of ceded claims and claims expenses.
In 2013, we entered into a pool insurance transaction with Fannie Mae. The pool transaction includes a deductible, which represents the amount of claims to be absorbed by Fannie Mae before we are obligated to pay any claims. We only establish reserves for pool risk if we expect claims to exceed this deductible. At December 31, 2017, 66 loans in the pool were past due by 60 days or more. These 66 loans represented approximately $4.3 million of RIF. Due to the size of the remaining deductible, the low level of notices of default (NODs) reported on loans in the pool through December 31, 2017 and the expected severity (all loans in the pool have loan-to-value (LTV) ratios under 80%,) we did not have any case or IBNR reserves for pool risks at December 31, 2017 or

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

December 31, 2016. In connection with the settlement of pool claims, we applied $368 thousand to the pool deductible through December 31, 2017. At December 31, 2017, the remaining pool deductible was $10.0 million. We have not paid any pool claims to date. 100% of our pool RIF is reinsured under the 2016 QSR Transaction.
The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claim expenses:

	For the year ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In Thousands)
Beginning balance	$3,001	$679	$83
Less reinsurance recoverables (1)	(297)	—	—
Beginning balance, net of reinsurance recoverables	2,704	679	83

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	6,140	2,457	699
Prior years (3)	(801)	(65)	(49)
Total claims and claims expenses incurred	5,339	2,392	650

Less claims paid:
Claims and claim expenses paid:
Current year (2)	27	171	50
Prior years (3)	1,157	196	4
Total claims and claim expenses paid	1,184	367	54

Reserve at end of period, net of reinsurance recoverables	6,859	2,704	679
Add reinsurance recoverables (1)	1,902	297	—
Ending balance	$8,761	$3,001	$679
(1) Related to ceded losses recoverable on the 2016 QSR Transaction, included in "Other Assets" on the Consolidated Balance Sheets. See Note 6, "Reinsurance" for additional information.
(2) Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan had defaulted in a prior year and subsequently cured and later re-defaulted in the current year, that default would be included in the current year.
(3) Related to insured loans with defaults occurring in prior years, which have been continuously in default since that time.
The "claims incurred" section of the table above shows claims and claim expenses incurred on NODs for current and prior years, including IBNR reserves. The amount of claims incurred relating to current year NODs represents the estimated amount of claims and claims expenses to be ultimately paid on such loans in default.  We recognized $801 thousand, $65 thousand, and $49 thousand of favorable prior year development related to claims incurred in prior years during the year ended December 31, 2017, 2016 and 2015, respectively, due to NOD cures and ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we learn additional information about individual defaults and claims and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $1.0 million related to prior year defaults remained as of December 31, 2017.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The following tables provide claim development data, by accident year and a reconciliation to the reserve for insurance claims and claims expenses.

	Cumulative Incurred Claims and Allocated Claims Adjustment Expenses, net of Reinsurance (1)					As of December 31, 2017
Accident Year	2013	2014	2015	2016	2017	Total of IBNR	NODs (2)
	($ Values In Thousands)
2013	$—	$—	$—		$—	$—	—
2014		83	34	4	4	—	—
2015			699	664	743	2	3
2016				2,394	1,568	16	32
2017					6,028	452	893
				Total	$8,343	$470	928
(1) Amounts include case and IBNR reserves.
(2) The number of NODs outstanding as of December 31, 2017 is the total number of loans in default over 60 days for which we have established reserves.

	Cumulative Paid Claims and Allocated Claims Adjustment Expenses, net of Reinsurance
Accident Year	2013	2014	2015	2016	2017
	(In Thousands)
2013	$—	$—	$—	$—	$—
2014		—	4	4	4
2015			50	246	684
2016				171	890
2017					27
				Total	$1,605

Reconciliation of Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
(In Thousands)
As of December 31, 2017
Cumulative Incurred Claims and Allocated Claims Adjustment Expenses, net of Reinsurance	$8,343
Cumulative Paid Claims and Allocated Claims Adjustment Expenses, net of Reinsurance	(1,605)
Liabilities for unpaid claims and allocated claims adjustment expenses, net of reinsurance	6,738
Reinsurance recoverable on unpaid claims	1,902
Unallocated claims adjustment expenses	121
Total gross liability for unpaid claims and claim adjustment expenses	$8,761

The following table shows, on average, the percentage of claims and allocated claims adjustment expenses paid over the years after a claim is incurred.

	Average annual percentage payout of incurred claims and allocated claims adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5
Claims duration disclosure	6%	57%	59%	—%	—%

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

8. Earnings (Loss) per Share (EPS)

Basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding, while diluted earnings (loss) per share is based on the weighted average number of shares of common stock outstanding and common stock equivalents that would be issuable upon the vesting of service based RSUs, and exercise of vested and unvested stock options and outstanding warrants. The following table reconciles the net income (loss) and the weighted average shares of common stock outstanding used in the computations of basic and diluted earnings (loss) per share of common stock:

	For the year ended December 31,
	2017	2016	2015
	(In Thousands, except for per share data)
Basic net income (loss)	$22,050	$64,001	$(27,793)
Basic weighted average shares outstanding	59,816	59,071	58,683
Basic earnings (loss) per share	$0.37	$1.08	$(0.47)

Diluted net income (loss)	$22,050	$64,001	$(27,793)

Basic weighted average shares outstanding	59,816	59,071	58,683
Dilutive effect of issuable shares	2,370	1,758	—
Diluted weighted average shares outstanding	62,186	60,829	58,683

Diluted earnings (loss) per share	$0.35	$1.05	$(0.47)

Anti-dilutive securities	995	4,764	6,267

9. Warrants
We issued 992 thousand warrants in connection with our Private Placement. Each warrant gives the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million.
During the year ended December 31, 2017, 55 thousand warrants were exercised resulting in 32 thousand common shares issued. No warrants were exercised during the years ended 2016 and 2015.
We account for these warrants to purchase our common shares in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity.
10. Share-Based Compensation
Share-based compensation includes stock options and restricted stock units (RSUs) granted under the 2012 Plan and the Amended 2014 Plan.
The 2012 Plan was approved by the Board on April 16, 2012 and authorized 5.5 million shares of common stock to be reserved for issuance, with 3.85 million shares available for stock options and 1.65 million shares available for RSUs. Options granted under the 2012 Plan are non-qualified stock options and may be granted to employees, directors and other key persons. The exercise price per share for options covered by the 2012 Plan is determined by the Board at the time of grant, but shall not be less than the fair market value of our common stock, defined as the closing price of our common stock, on the date of the grant. The term of the stock option grants is established by the Board, but no stock option shall be exercisable more than ten years after the date the stock option is granted. The vesting period of the stock option grants is also established by the Board at the time of grant and generally is for a three-year period. Upon the exercise of stock options, we issue shares from the authorized, unissued share reserve.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The 2014 Plan was approved by our stockholders at our annual meeting on May 8, 2014. The 2014 Plan authorized 4.0 million shares of common stock to be reserved for issuance. On May 11, 2017, our stockholders approved the Amended 2014 Plan at our annual stockholder meeting. The Amended 2014 Plan authorized an additional 2.0 million shares of common stock for issuance and, when taken together with the 2014 Plan, authorized a total of 6.0 million shares of common stock to be reserved for issuance. These shares may be either authorized but unissued shares or treasury shares.
A summary of option activity during the years ended December 31, 2017, December 31, 2016, and December 31, 2015 is as follows:

For the year ended December 31, 2017	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
	(Shares in Thousands)
Options outstanding at December 31, 2016	3,026	$3.97	$10.27
Options granted	574	3.89	11.06
Options exercised	(273)	3.93	10.17
Options forfeited	(1)	4.97	12.32
Options expired	(15)	4.76	12.02
Options outstanding at December 31, 2017	3,311	3.95	$10.41

For the year ended December 31, 2016	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
	(Shares in Thousands)
Options outstanding at December 31, 2015	3,851	$3.94	$10.21
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	(41)	3.33	8.92
Options expired	(784)	3.87	10.06
Options outstanding at December 31, 2016	3,026	$3.97	$10.27

For the Year Ended December 31, 2015	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
	(Shares in Thousands)
Options outstanding at December 31, 2014	3,630	$4.16	$10.66
Options granted	789	3.06	8.49
Options exercised	—	—	—
Options forfeited	(64)	4.90	12.20
Options expired	(504)	4.05	10.48
Options outstanding at December 31, 2015	3,851	$3.94	$10.21
As of December 31, 2017, there were approximately 2.6 million fully vested and exercisable options. There were 272.8 thousand exercises during the year with an aggregate intrinsic value of $1.3 million. The weighted average exercise price for the fully vested and exercisable options was $10.39. The remaining weighted average contractual life of fully vested and exercisable options as of December 31, 2017 was 5.2 years. The aggregate grant date intrinsic value of fully vested and exercisable options was $17.0 million as of December 31, 2017.
As of December 31, 2017, there was $1.1 million of total unrecognized compensation cost related to non-vested stock options. The weighted-average period over which total remaining compensation costs related to non-vested stock options will be recognized is 1.52 years.
We account for stock options under ASC 718, which requires all share-based payments to be recognized in the financial statements at their fair values. To measure the fair value of outstanding stock options granted or modified, we utilize the Black-

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Scholes options pricing model. Compensation expenses are recognized over the requisite service period, which is generally the three-year vesting period of the options (vesting in one-third increments per year).
The estimated grant date fair values of the stock options granted during the years ended December 31, 2017 and 2015 were calculated using the Black-Scholes valuation model based on the following assumptions. There were no stock options granted during 2016.

	As of December 31,
	2017	2016	2015
Expected life	6 years	—	6 years
Risk free interest rate	2.04%-2.08%	—%	1.65%-1.78%
Dividend yield	—%	—%	—%
Expected stock price volatility	30.5%-32.7%	—%	34.4%
Projected forfeiture rate	—%	—%	7.50%
Expected Life - is the period of time over which the options granted are expected to remain outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. We use the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected life for options granted during the period as historical exercise data is not available and the options meet the requirements set out in the Bulletin. Options granted have a maximum term of ten years.
Risk-Free Interest Rate - is the U.S. Treasury rate on the date of the grant having a term approximating the expected life of the option.
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
Projected Forfeiture Rate - is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense. In the first quarter of 2017, we adopted ASU 2016-09 and elected to account for forfeitures as they occur, rather than estimate expected forfeitures.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

A summary of RSU activity during the years ended December 31, 2017, 2016 and 2015 are as follows:

For the year ended December 31, 2017	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2016	2,538	$6.01
Restricted stock units granted	988	11.22
Restricted stock units vested	(1,367)	6.67
Restricted stock units forfeited	(94)	8.96
Non-vested restricted stock units at December 31, 2017	2,065	$8.15

For the year ended December 31, 2016	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2015	1,443	$7.81
Restricted stock units granted	1,551	4.98
Restricted stock units vested	(381)	8.71
Restricted stock units forfeited	(75)	5.81
Non-vested restricted stock units at December 31, 2016	2,538	$6.01

For the Year Ended December 31, 2015	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2014	1,209	$8.90
Restricted stock units granted	784	7.48
Restricted stock units vested	(465)	9.88
Restricted stock units forfeited	(85)	8.95
Non-vested restricted stock units at December 31, 2015	1,443	$7.81
At December 31, 2017, we had 2.1 million shares of granted and non-vested RSUs, consisting of 1.9 million shares that are subject to service condition vesting requirements and 0.2 million shares that are subject to service and performance condition vesting requirements. All RSUs subject to market and service condition vesting requirements vested prior to December 31, 2017. The total fair value of shares vested during the year ended December 31, 2017 was $18.1 million. The remaining weighted average contractual life of non-vested RSUs was 8.6 years. As of December 31, 2017, there was $7.0 million of total unrecognized compensation costs related to non-vested RSUs, compared to $4.2 million as of December 31, 2016. The weighted-average period over which total remaining compensation costs related to non-vested RSUs will be recognized was 1.6 years.
    Non-vested RSUs subject to service condition vesting requirements vest over a service period ranging from one to five years. Non-vested RSUs subject to performance condition vesting requirements are scheduled to vest at December 31, 2018, with the number of shares eligible for vesting based on the satisfaction of a return on equity goal. The fair value of RSUs subject to service and performance condition vesting requirements is measured as the closing price of our common stock on the date of grant less the present value of anticipated dividends to be paid during the service period.
In July 2017, the Board approved a modification to the vesting terms of 29,818 granted and non-vested RSUs held by one employee. The modification accelerated the vesting date for all RSUs that would otherwise have vested in February 2018 to the date of the employee's retirement on July 31, 2017. We recognized an incremental compensation cost of $252 thousand in connection with this modification. The incremental compensation cost was measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified using relevant valuation inputs as of the modification date.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

401(k) Savings Plan
Beginning on January 1, 2014, we offered to our employees a 401(k) Savings Plan (401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, we match up to 100% of eligible employees' pre-tax contributions up to 4% of eligible compensation. We contributed approximately $1.5 million for the year ended December 31, 2017, compared to $1.5 million and $1.2 million for the years ended December 31, 2016 and 2015, respectively.
Phantom Shares
In May 2016, we granted 8,169 phantom stock units to one independent director with a grant date fair market value of $50 thousand. Each phantom unit entitled the holder to a cash award equal to the fair market value of the unit based on the price of our stock on the first anniversary of the grant date. We accounted for these units in accordance with ASC 718-30, Stock Compensation Awards Classified as Liabilities. These units vested in May 2017 and were settled for $89 thousand in cash. No phantom stock units were granted during the year ended December 31, 2017 and none remained outstanding as of December 31, 2017.
11. Income Taxes
Total income tax expense (benefit) consists of the following components:

	For the year ended December 31,
	2017	2016	2015
	(In Thousands)
Current	$778	$360	$—
Deferred	29,964	(52,909)	—
Total income tax expense (benefit)	$30,742	$(52,549)	$—
For the year ended December 31, 2017, we had income tax expense of $30.7 million, including amounts related to current year alternative minimum tax and changes to our net deferred tax asset. The changes to our net deferred tax asset reflect a one-time non-cash charge of $13.6 million primarily due to the re-measurement of our deferred tax assets and liabilities in connection with the enactment of the Tax Cuts and Jobs Act (the Act) on December 22, 2017.
Provisional amounts
The Act reduces the statutory U.S. federal corporate income tax rate from 35% to 21%. We have not completed our full assessment of the tax effects of the enactment of the Act on our December 31, 2017 deferred tax balances; however, in certain cases, as described below, we have made reasonable estimates of the effects on our deferred tax balances. We recognized a $13.6 million income tax expense in the year ended December 31, 2017 for the items we could reasonably estimate. We are still analyzing the Act and refining our calculations, which could impact the measurement of our existing deferred tax asset related to share-based compensation. For tax years beginning after December 31, 2017, the Act expanded the number of individuals whose compensation is subject to a $1 million cap on tax deductibility and includes performance-based compensation in the calculation. As a result, the Company recorded a provisional amount to reduce the future tax benefit related to share-based compensation. We will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we incorporate additional guidance that may be issued by the U.S. Treasury Department, the IRS, or other standard-setting bodies.
For the year ended December 31, 2016, we had income tax benefit of $52.5 million primarily related to the release of the valuation allowance recorded against our federal and certain state net deferred tax assets. At December 31, 2016, we determined that positive evidence of sufficient quantity and quality outweighed negative evidence, and supported a conclusion that it was more-likely-than-not that the Company would realize its federal and certain state net deferred tax assets. As a result, at December 31, 2016, we released the valuation allowance previously recorded against federal and certain state net deferred tax assets and recorded the effects of the change in income from continuing operations, generating financial statement benefits of $58.2 million and $0.3 million related to net federal and certain state net deferred tax assets, respectively. The 2016 provision for income taxes also included amounts for current year alternative minimum tax and changes to our net deferred tax asset.
For the year ended December 31, 2015, we recorded income tax expense of $0.0 due to the recognition of a valuation allowance against our federal and state net deferred tax assets.
We are a U.S. taxpayer and are subject to the statutory U.S. federal corporate income tax rate of 35% for all prior years through December 31, 2017. We will be subject to the statutory U.S. federal corporate income tax rate of 21% for 2018 and all future

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

periods. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries.
The following table presents a reconciliation between the federal statutory income tax rate and our effective income tax (benefit) rate:

	For the year ended December 31,
	2017	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%
Re-measurement from change in federal statutory rate	25.7	—	—
Share-based and other compensation	(4.7)	9.7	—
Warrant gain/loss	1.8	4.0	1.6
Other	0.4	3.4	(0.8)
Valuation allowance	—	(511.1)	(35.8)
Effective income tax rate	58.2%	(459.0)%	—%
The components of our net deferred tax asset are summarized as follows:

	As of December 31,
	2017	2016
Deferred tax asset	(In Thousands)
Net operating loss carry forwards	$25,665	$47,867
Share-based compensation	6,122	9,080
Unearned premium reserve	5,306	9,514
Deferred ceding commissions	1,084	1,999
Capitalized start-up costs	517	833
Unrealized loss on investments	—	711
Alternative minimum tax credit	—	360
Other	2,061	5,893
Total gross deferred tax asset	40,755	76,257
Less: valuation allowance	(7,160)	(6,941)
Total deferred tax asset	33,595	69,316
Deferred tax liability
Deferred acquisition costs	(8,185)	(12,456)
Capitalized software	(4,603)	(5,076)
Unrealized gain on investments	(434)	—
Intangible assets	(82)	(137)
Other	(362)	(213)
Total deferred tax liability	(13,666)	(17,882)
Net deferred tax asset	$19,929	$51,434
At December 31, 2017, our net deferred tax asset decreased to $19.9 million from $51.4 million at December 31, 2016 due to the re-measurement of our deferred tax balances at the reduced statutory U.S. federal corporate income tax rate of 21% and the utilization of net operating loss carryforwards during 2017.
Provisional amounts
Following enactment of the Act, we re-measured our deferred tax balances based on the rate at which they are expected to reverse in the future, which is generally 21%. We have not, however, completed our full assessment of the impact the Act will have on our December 31, 2017 deferred tax balances. We are still analyzing certain aspects of the Act and refining our calculation on

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

our deferred tax asset balance related to share-based compensation, which could potentially affect the measurement of these balances or potentially give rise to further increases or decreases to our deferred tax amounts. The provisional amount recorded primarily related to the re-measurement of our deferred tax assets and liabilities was $13.6 million.
At December 31, 2017, we had a federal net operating loss carryforward of $93.3 million which expires from 2030 to 2037, and state net operating loss carryforwards of $89.1 million, which expire in varying amounts during the years 2031 to 2037. Section 382 of the Internal Revenue Code imposes annual limitations on a corporation's ability to utilize its net operating loss carryforwards if it experiences an "ownership change." As a result of the acquisition of our insurance subsidiaries in 2012, $7.3 million of NOLs were subject to annual limitations of $0.8 million through 2016, and $0.3 million, thereafter, through 2029.
As a result of the adoption of ASU 2016-09 in the first quarter of 2017, we recognized a discrete tax benefit of $3.3 million associated with excess tax benefits for share-based compensation. As of December 31, 2017, our federal net operating loss carryforward balance included $2.2 million of excess share-based compensation previously excluded from the net deferred tax asset balance as of December 31, 2016.
We recorded valuation allowances of $7.2 million and $6.9 million at December 31, 2017 and 2016, respectively, to reflect the amounts of state net deferred tax assets that may not be realized. The valuation allowance at December 31, 2017 primarily relates to state net operating losses generated by NMIH, as NMIH operates at a loss and currently only generates revenue from its investment portfolio.
As of December 31, 2017 and 2016, we had no reserves for unrecognized tax benefits, and had taken no material uncertain tax positions that would have required recognition and measurement. It is our policy to classify interest and penalties related to unrecognized tax benefits as income tax expense.
We file income tax returns with the U.S. federal government and various state jurisdictions which are subject to potential examination by tax authorities. We are not currently under examination by federal or state jurisdictions. Our U.S. federal income tax returns for 2014 and subsequent years and state income tax returns for 2013 and subsequent years remain open by statute.
12. Software and Equipment
Software and equipment consist largely of capitalized software developed to support our MI operations. Software and equipment, net of accumulated amortization and depreciation, as of December 31, 2017 and December 31, 2016, consists of the following:

	December 31, 2017	December 31, 2016
	(In Thousands)
Software	$31,616	$23,621
Equipment	4,133	3,102
Leasehold improvements	3,491	3,453
Subtotal	39,240	30,176
Accumulated amortization and depreciation	(16,438)	(9,774)
Software and equipment, net	$22,802	$20,402
The capitalized amount for software, equipment, and leasehold during the year ended December 31, 2017, 2016 and 2015, was $9.1 million, $11.2 million, and $6.7 million, respectively. Amortization and depreciation expense for software, equipment, and leasehold improvements for the years ended December 31, 2017, 2016, and 2015 was $6.7 million, $4.9 million, and $3.2 million, respectively.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

13. Intangible Assets and Goodwill
Intangible assets and goodwill consist of identifiable intangible assets and goodwill we purchased in connection with the acquisition of our insurance subsidiaries, and at December 31, 2017 and December 31, 2016, were as follows for both years:

	(In Thousands)	Expected Lives
Goodwill	$3,244	Indefinite
State licenses	260	Indefinite
GSE applications	130	Indefinite
Total intangible assets and goodwill	$3,634
We test goodwill and intangible assets for impairment in the third and fourth quarter, respectively, of every year, or more frequently if we believe indicators of impairment exist. No impairments of indefinite-lived intangibles or goodwill were identified during the years ended December 31, 2017 and 2016.
14. Commitments and Contingencies
PMIERs
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
Under the PMIERs financial requirements, Approved Insurers must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an Approved Insurers net RIF, calculated by applying on a loan-by-loan basis certain risk-based factors derived from tables set out in the PMIERs to the net RIF, and other transactional adjustments approved by the GSEs, such as with respect to our 2017 ILN Transaction and 2016 QSR Transaction. The risk-based required asset amount for primary insurance is subject to a floor of 5.6% of total, performing, primary RIF, and the risk-based required asset amount for pool insurance considers both the factors in the tables and the net remaining stop loss for each pool insurance policy. The PMIERs financial requirements also increase the amount of available assets that must be held by an Approved Insurer for LPMI policies originated on or after January 1, 2016.
By April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. We certified to the GSEs by April 15, 2017 that NMIC fully complied with the PMIERs as of December 31, 2016. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of its failure to meet one or more of the PMIERs requirements. We continuously monitor our compliance with the PMIERs
Office Lease
The company leases office space under a facilities lease in Emeryville, California. In December 2016, the Company amended its lease to extend its term through March 2023.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

As of December 31, 2017, the future minimum lease payments under this lease are as follows:

Years ending December 31,	(In Thousands)
2018	$1,711
2019	2,346
2020	2,417
2021	2,489
2022	2,564
2023	657
Totals	$12,184
We incurred rent expense related to this lease of $2.1 million, $1.5 million, and $1.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.
15. Regulatory Information
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
NMIC and Re One's combined statutory net loss, statutory surplus, contingency reserve and RTC ratios for each of the years in the three-year period ended December 31, 2017 were as follows:

	For the year ended December 31,
	2017	2016	2015
	(In Thousands)
Statutory net loss	$(35,946)	$(26,653)	$(52,322)
Statutory surplus	371,084	413,809	391,422
Contingency reserve	186,641	90,479	32,564
Risk-to-capital	13.2:1	11.6:1	8.7:1
Under applicable law in Wisconsin and 15 other states, mortgage insurers must maintain minimum amounts of statutory capital relative to RIF to continue to write new business. While formulations of minimum statutory capital may vary in each state, the most common measure allows for a maximum permitted RTC ratio of 25:1. Wisconsin and certain other states, including California and Illinois, apply a substantially similar requirement referred to as minimum policyholders' position. A working group of the National Association of Commissioners (NAIC) is currently developing a loan level capital model applicable to mortgage guaranty insurers that is expected to ultimately be incorporated into a revised NAIC Mortgage Guaranty Insurance Model Act. Following adoption by the NAIC, some or all of the 16 states that currently have minimum statutory capital requirements, and perhaps others that do not, are expected to enact a portion or all of the revised Model Act, including the loan-level capital model.
As of December 31, 2017, NMIC's performing primary RIF, net of reinsurance, was approximately $7.3 billion, resulting in an RTC ratio of 14.0:1, significantly below the state financial requirements. As of December 31, 2016, NMIC's performing primary RIF, net of reinsurance, was approximately $5.8 billion, resulting in an RTC ratio of 12.4:1.
Reinsurance
Ohio regulation limits the amount of risk a mortgage insurer may retain on a single loan to 25% of the borrower's indebtedness and, as a result, the portion of such insurance in excess of 25% must be reinsured. NMIC and Re One have entered into a primary excess share reinsurance agreement, effective August 1, 2012, and a facultative pool reinsurance agreement, effective September 1, 2013, under which NMIC cedes premiums, loss reserves and claims to Re One on an excess share basis for any primary or pool policy which offers coverage greater than 25% on any loan insured thereunder, after giving effect to third-party reinsurance. NMIC

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

will use reinsurance provided by Re One solely for purposes of compliance with Ohio's coverage limit. The facultative pool reinsurance agreement was amended effective September 1, 2016, to reduce the risk ceded by NMIC to Re One in connection with the inception of the 2016 QSR Transaction.
Dividend Restrictions
NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware, such as NMIH. Delaware corporation law provides that dividends are only payable out of a corporation's capital surplus or, subject to certain limitations, recent net profits. As of December 31, 2017, NMIH's shareholders' equity was approximately $509 million. NMIH's total assets, excluding investment and intercompany receivables for NMIC, Re One, and NMIS, were approximately $84 million at December 31, 2017.
NMIC and Re One are subject to restrictions on their ability to pay dividends without prior approval of the Wisconsin OCI. Under Wisconsin law, NMIC and Re One may pay dividends up to specified levels (i.e., "ordinary" dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts, or "extraordinary" dividends, are subject to the Wisconsin OCI's prior approval. Under Wisconsin law, an extraordinary dividend is defined as any payment or distribution that together with other dividends and distributions made within the preceding 12 months exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the 12-month period ending the preceding December 31. NMIC and Re One have never paid any dividends to NMIH. NMIC reported a statutory net loss for the twelve months ended December 31, 2017 and cannot pay any dividends to NMIH through December 31, 2018 without the prior approval of the Wisconsin OCI. Certain other states in which NMIC is licensed also have statutes or regulations that restrict its ability to pay dividends.
As of December 31, 2017, the amount of restricted net assets held by our consolidated insurance subsidiaries totaled approximately $574 million. The amount of restricted assets used to determine any dividend to NMIH, once all restrictions expire, would be computed under SAP which may differ from the amount of restricted assets computed under GAAP.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

16. Quarterly Financial Data (Unaudited)

	2017 Quarters				2017
	First	Second	Third	Fourth	Year
	(In Thousands, except per share data)
Net premiums earned	$33,225	$37,917	$44,519	$50,079	$165,740
Net investment income	3,807	3,908	4,170	4,388	16,273
Net realized investment (losses) gains	(58)	188	69	9	208
Other revenues	80	185	195	62	522
Insurance claims and claims expenses	635	1,373	957	2,374	5,339
Underwriting and operating expenses	25,989	28,048	24,645	28,297	106,979
(Loss) gain from change in fair value of warrant liability	(196)	19	(502)	(3,426)	(4,105)
Interest expense	3,494	3,300	3,352	3,382	13,528
Pre-tax (loss) income	6,740	9,496	19,497	17,059	52,792
Income tax expense (benefit)	1,248	3,484	7,185	18,825	30,742
Net (loss) income	$5,492	$6,012	$12,312	(1,766)	22,050
(Loss) income per share: (1)
Basic (loss) earnings per share	$0.09	$0.10	$0.21	$(0.03)	$0.37
Diluted (loss) earnings per share	$0.09	$0.10	$0.20	$(0.03)	$0.35
Weighted average common shares outstanding - basic	59,184	59,823	59,884	60,219	59,816
Weighted average common shares outstanding - diluted	62,339	63,010	63,089	60,219	62,186

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

	2016 Quarters				2016
	First	Second	Third	Fourth	Year
	(In Thousands, except per share data)
Net premiums earned	$19,807	$26,041	$31,808	$32,825	$110,481
Net investment income	3,231	3,342	3,544	3,634	13,751
Net realized investment (losses) gains	(885)	61	66	65	(693)
Other revenues	32	37	102	105	276
Insurance claims and claims expenses	458	470	664	800	2,392
Underwriting and operating expenses	22,671	23,234	24,037	23,281	93,223
Gain (loss) from change in fair value of warrant liability	670	(59)	(797)	(1,714)	(1,900)
Interest expense	3,632	3,707	3,733	3,776	14,848
Pre-tax (loss) income	(3,907)	2,011	6,289	7,059	11,452
Income tax expense (benefit)	—	—	114	(52,663)	(52,549)
Net (loss) income	(3,907)	2,011	6,175	59,722	64,001
(Loss) income per share: (1)
Basic (loss) earnings per share	$(0.07)	$0.03	$0.10	$1.01	$1.08
Diluted (loss) earnings per share	$(0.07)	$0.03	$0.10	$0.98	$1.05
Weighted average common shares outstanding - basic	58,937	59,106	59,130	59,140	59,071
Weighted average common shares outstanding - diluted	58,937	59,831	60,285	61,229	60,829

(1)	Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of quarterly per share data may not equal the per share data for the year.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2017, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in  Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2017. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2017. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2017. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2017. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2017. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements — See the "Index to Financial Statements" included in Part II, Item 8 of this report for a list of the financial statements filed as part of this report.
2. Financial Statement Schedules — See the "Index to Financial Statement Schedules" on page 114 of this report for a list of the financial statement schedules filed as part of this report.
3. Exhibits — See "Exhibit Index" on page i of this report for a list of exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
Date: February 16, 2018	By: /s/ Bradley M. Shuster
Name: Bradley M. Shuster Title: Chairman and Chief Executive Officer

Signature	Title	Date

/s/ Bradley M. Shuster
Bradley M. Shuster /s/ Adam S. Pollitzer	Chairman and Chief Executive Officer (Principal Executive Officer)	February 16, 2018
Adam S. Pollitzer /s/ Julie C. Norberg	Chief Financial Officer (Principal Financial Officer)	February 16, 2018
Julie C. Norberg /s/ Steven L. Scheid	Controller	February 16, 2018
Steven L. Scheid /s/ James G. Jones	Director	February 16, 2018
James G. Jones /s/ Regina Muehlhauser	Director	February 16, 2018
Regina Muehlhauser /s/ Michael Montgomery	Director	February 16, 2018
Michael Montgomery /s/ Michael Embler	Director	February 16, 2018
Michael Embler /s/ James H. Ozanne	Director	February 16, 2018
James H. Ozanne	Director	February 16, 2018

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in our Consolidated Financial Statements and notes thereto.

NMI HOLDINGS, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2017	Amortized Cost	Fair Value	Amount Reflected on Balance Sheet
	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$65,669	$64,688	$64,688
Municipal debt securities	89,973	89,848	89,848
Corporate debt securities	435,562	437,835	437,835
Asset-backed securities	100,153	100,944	100,944
Total bonds	691,357	693,315	693,315
Long-term investments - other	353	353	353
Short-term investments	22,149	22,207	22,207
Total investments	$713,859	$715,875	$715,875

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
PARENT COMPANY ONLY

	December 31, 2017	December 31, 2016 (1)
	(In Thousands, except for share data)
Assets
Fixed maturities, available-for-sale, at fair value	$50,505	$58,209
Cash and cash equivalents	528	15,858
Investment in subsidiaries, at equity in net assets	573,695	503,731
Accrued investment income	203	151
Prepaid expenses	2,108	1,991
Due from affiliates, net	22,407	9,211
Software and equipment, net	22,802	20,401
Deferred tax asset, net	6,610	36,534
Other assets	1,704	182
Total assets	$680,562	$646,268
Liabilities
Term loan	$143,882	$144,353
Accounts payable and accrued expenses	20,131	23,039
Warrant liability, at fair value	7,472	3,367
Total liabilities	171,485	170,759

Shareholders' equity
Common stock - class A shares, $0.01 par value; 60,517,512 and 59,145,161 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively (250,000,000 shares authorized)	605	591
Additional paid-in capital	585,488	576,927
Accumulated other comprehensive loss, net of tax	(2,859)	(5,287)
Accumulated deficit	(74,157)	(96,722)
Total shareholders' equity	509,077	475,509
Total liabilities and shareholders' equity	$680,562	$646,268
(1) The 2016 prior period balance sheet has been revised. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2, Summary of Accounting Principles - Immaterial Correction of Prior Period Amounts," for further details.

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF OPERATIONS
PARENT COMPANY ONLY

	For the year ended December 31,
	2017	2016 (1)	2015
	(In Thousands)
Revenues
Net investment income	$691	$773	$2,535
Net realized investment gains	1	53	379
Total revenues	692	826	2,914

Expenses
Other operating expenses	16,374	17,600	17,157
Total expenses	16,374	17,600	17,157

Other expense
(Loss) gain from change in fair value of warrant liability	(4,105)	(1,900)	1,905
Interest expense	—	(14,848)	(2,057)
Total other expenses	(4,105)	(16,748)	(152)

Equity in net income (loss) of subsidiaries	67,146	58,819	(14,430)

Income (loss) before income taxes	47,359	25,297	(28,825)
Income tax expense (benefit)	25,309	(38,704)	(1,032)
Net income (loss)	$22,050	$64,001	$(27,793)

Other comprehensive income (loss), net of tax:
Net unrealized gains in accumulated other comprehensive loss, net of tax (benefit) expense of ($49), $82, and $0 for each of the years in the three-year period ended December 31, 2017, respectively	(90)	100	141
Reclassification adjustment for losses (gains) included in net loss, net of tax expense of $0 for each of the years in the three-year period ended December 31, 2017	(1)	53	186
Equity in other comprehensive income (loss) of subsidiaries	2,519	2,034	(4,194)
Other comprehensive income (loss), net of tax	2,428	2,187	(3,867)
Comprehensive income (loss)	$24,478	$66,188	$(31,660)

(1) The 2016 prior period consolidated statements of operations has been revised. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2, Summary of Accounting Principles - Immaterial Correction of Prior Period Amounts," for further details.

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY

	For the year ended December 31,
	2017	2016(1)	2015
Cash flows from operating activities	(In Thousands)
Net income (loss)	$22,050	$64,001	$(27,793)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Share-based compensation expense	9,484	6,854	8,174
Loss (gain) from change in fair value of warrant liability	4,105	1,900	(1,905)
Net realized investment gains	(1)	(53)	(379)
Depreciation and amortization	233	5,779	3,885
Amortization of debt discount and debt issuance costs	1,474	1,914	251
Changes in operating assets and liabilities:
Equity in net (income) loss of subsidiaries	(67,239)	(58,819)	14,430
Accrued investment income	(52)	(2)	481
Receivable from affiliates	(13,103)	(828)	1,566
Prepaid expenses	(116)	(563)	626
Other assets	(1,523)	(126)	453
Deferred tax asset	30,876	(36,616)	—
Accounts payable and accrued expenses	(3,463)	2,711	8,025
Net cash (used in) provided by operating activities	(17,275)	(13,848)	7,814
Cash flows from investing activities
Capitalization of subsidiaries	(300)	(800)	(153,500)
Purchase of short-term investments	(98,255)	(127,329)	(21,160)
Purchase of fixed-maturity investments, available-for-sale	(19,884)	(172)	(66,411)
Proceeds from maturity of short-term investments	114,170	115,049	—
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	11,451	41,750	79,652
Software and equipment	(1,996)	(10,251)	(6,135)
Net cash provided by (used in) investing activities	5,186	18,247	(167,554)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(8,582)	(756)	(1,105)
Proceeds from issuance of common stock related to employee equity plans	7,103	532	415
Proceeds from issuance of common stock related to warrants	183	—	—
Proceeds from term loan, net of discount	—	—	148,500
Repayments of term loan	(1,500)	(1,500)	(375)
Payments of debt modification costs	(445)	—	(4,437)
Net cash (used in) provided by financing activities	(3,241)	(1,724)	142,998

Net increase (decrease) in cash and cash equivalents	(15,330)	2,675	(16,742)
Cash and cash equivalents, beginning of period	15,858	13,183	29,925
Cash and cash equivalents, end of period	$528	$15,858	$13,183
(1) The 2016 prior period consolidated statements of cash flows has been revised. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2, Summary of Accounting Principles - Immaterial Correction of Prior Period Amounts," for further details.

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
Note C
The Parent Company provides certain services to its subsidiaries. The Parent Company allocates to its subsidiaries corporate expense it incurs in the capacity of supporting those subsidiaries, based on either an allocated percentage of time spent or internally allocated capital. Total operating expenses allocated to subsidiaries for each of the years in the three year period ended December 31, 2017 were $101.0 million, $80.5 million and $76.0 million, respectively. Amounts charged to the subsidiaries for operating expenses are based on actual cost, without any mark-up. The Parent Company considers these charges fair and reasonable. The subsidiaries reimburse the Parent Company for these costs in a timely manner, which has the impact of improving the cash flows of the Parent Company.

NMI HOLDINGS, INC.
SCHEDULE IV - FINANCIAL INFORMATION OF REGISTRANT
REINSURANCE
PARENT COMPANY ONLY

In September 2016, to continue to grow our business and manage insurance risk and our minimum required assets under PMIERs financial requirements, NMIC entered into a quota-share reinsurance transaction with a panel of third-party reinsurers.
The Parent Company has no reinsurance agreements. The insurance subsidiaries are both mono-line mortgage insurance companies and the assets of each are dedicated only to the support of our mortgage insurance operations. NMIC only writes direct mortgage insurance business and assumes no business from any other entity. Re One only assumes business from NMIC to allow NMIC to comply with Ohio's coverage limit, after giving effect to third-party reinsurance. Neither NMIC nor Re One count any subsidiary of any kind in their admitted statutory assets.

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the years ended December 31,	(In thousands)
2017	$192,326	$26,586	$—	$165,740	—%
2016	115,830	5,349	—	110,481	—%
2015	—	—	—	—	—%
2014	—	—	—	—	—%

EXHIBIT INDEX

Exhibit Number	Description

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
101 *
The following financial information from NMI Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets as of December 31, 2017 and 2016
     (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2017
     (iii) Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2017
     (iv) Consolidated Statements of Cash Flows for each of the three years ended December 31, 2017, and
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