Form 10-Q
period 2018-03-31
NMI Holdings, Inc.
filed 2018-05-01
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-36174
NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	45-4914248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Powell Street, Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

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
YES ☐ NO ☒

The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on April 27, 2018 was 65,573,093 shares.

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

•
our ability to successfully execute and implement our capital plans, including our ability to access the capital, credit and reinsurance markets and to enter into, and receive approval of, reinsurance arrangements on terms and conditions that are acceptable to us, the GSEs and our regulators;

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
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report on Form 10-Q, including the exhibits hereto. In addition, for additional discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner, you should review the Risk Factors in Part II, Item 1A of this report and in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 10-K), as subsequently updated in other reports we file from time to time with the U.S. Securities and Exchange Commission (SEC).
Unless expressly indicated or the context requires otherwise, the terms "we," "our," "us" and the "Company" in this document refer to NMI Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries on a consolidated basis.

PART I

Item 1. Financial Statements

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2018	December 31, 2017
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $733,153 and $713,859 as of March 31, 2018 and December 31, 2017, respectively)	$723,790	$715,875
Cash and cash equivalents	101,890	19,196
Premiums receivable	28,164	25,179
Accrued investment income	4,765	4,212
Prepaid expenses	3,602	2,151
Deferred policy acquisition costs, net	40,026	37,925
Software and equipment, net	22,857	22,802
Intangible assets and goodwill	3,634	3,634
Prepaid reinsurance premiums	38,557	40,250
Deferred tax asset, net	16,343	19,929
Other assets	3,963	3,695
Total assets	$987,591	$894,848

Liabilities
Term loan	$143,868	$143,882
Unearned premiums	165,590	163,166
Accounts payable and accrued expenses	21,218	23,364
Reserve for insurance claims and claim expenses	10,391	8,761
Reinsurance funds withheld	33,179	34,102
Deferred ceding commission	4,838	5,024
Warrant liability, at fair value	6,563	7,472
Total liabilities	385,647	385,771
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 65,569,342 and 60,517,512 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively (250,000,000 shares authorized)	656	605
Additional paid-in capital	666,905	585,488
Accumulated other comprehensive loss, net of tax	(13,533)	(2,859)
Accumulated deficit	(52,084)	(74,157)
Total shareholders' equity	601,944	509,077
Total liabilities and shareholders' equity	$987,591	$894,848
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended March 31,
	2018	2017
Revenues	(In Thousands, except for per share data)
Net premiums earned	$54,914	$33,225
Net investment income	4,574	3,807
Net realized investment losses	—	(58)
Other revenues	64	80
Total revenues	59,552	37,054
Expenses
Insurance claims and claim expenses	1,569	635
Underwriting and operating expenses	28,453	25,989
Total expenses	30,022	26,624
Other expense
Gain (Loss) from change in fair value of warrant liability	420	(196)
Interest expense	(3,419)	(3,494)
Total other expense	(2,999)	(3,690)

Income before income taxes	26,531	6,740
Income tax expense	4,176	1,248
Net income	$22,355	$5,492

Earnings per share
Basic	$0.36	$0.09
Diluted	$0.34	$0.09

Weighted average common shares outstanding
Basic	62,099	59,184
Diluted	65,697	62,339

Net income	$22,355	$5,492
Other comprehensive income (loss), net of tax:
Net unrealized (losses) gains in accumulated other comprehensive income, net of tax benefit of $423 and tax expense $664 for the quarters ended March 31, 2018 and 2017, respectively	(10,956)	1,175
Reclassification adjustment for realized losses included in net income, net of tax expenses of $0 for the quarters ended March 31, 2018 and 2017, respectively	—	58
Other comprehensive income (loss), net of tax	(10,956)	1,233
Comprehensive income	$11,399	$6,725
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
	(In Thousands)
Balances, January 1, 2017	59,145	$591	$576,927	$(5,287)	$(96,722)	$475,509
Cumulative effect of change in accounting principle	—	—	388	—	515	903
Common stock: class A shares issued related to warrants	32	*	183	—	—	183
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	1,341	14	(1,494)	—	—	(1,480)
Share-based compensation expense	—	—	9,484	—	—	9,484
Change in unrealized investment gains/losses, net of tax expense of $1,307	—	—	—	2,428	—	2,428
Net income	—	—	—	—	22,050	22,050
Balances, December 31, 2017	60,518	$605	$585,488	$(2,859)	$(74,157)	$509,077
Cumulative effect of change in accounting principle	—	—	—	282	(282)	—
Common stock: class A shares issued related to public offering	4,255	43	79,122	—	—	79,165
Common stock: class A shares issued related to warrants	26	*	489	—	—	489
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	770	8	(999)	—	—	(991)
Share-based compensation expense	—	—	2,805	—	—	2,805
Change in unrealized investment gains/losses, net of tax benefit of $423	—	—	—	(10,956)	—	(10,956)
Net income	—	—	—	—	22,355	22,355
Balances, March 31, 2018	65,569	$656	$666,905	$(13,533)	$(52,084)	$601,944

* During the year ended December 31, 2017 and the three months ended March 31, 2018, we issued 32,368 and 25,686 common shares, respectively, with a par value of $0.01 related to the exercise of warrants, which is not identifiable in this schedule due to rounding.

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2018	2017
Cash flows from operating activities	(In Thousands)
Net income	$22,355	$5,492
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized investment losses	—	58
(Gain) Loss from change in fair value of warrant liability	(420)	196
Depreciation and amortization	1,858	1,502
Net amortization of premium on investment securities	439	357
Amortization of debt discount and debt issuance costs	361	403
Share-based compensation expense	2,805	1,911
Deferred income taxes	4,009	1,146
Changes in operating assets and liabilities:
Premiums receivable	(2,985)	(1,838)
Accrued investment income	(553)	(479)
Prepaid expenses	(1,451)	(944)
Deferred policy acquisition costs, net	(2,101)	(2,056)
Other assets	(268)	(192)
Unearned premiums	2,424	1,805
Reserve for insurance claims and claim expenses	1,630	760
Reinsurance balances, net	584	141
Accounts payable and accrued expenses	(7,556)	(10,351)
Net cash provided by (used in) operating activities	21,131	(2,089)
Cash flows from investing activities
Purchase of short-term investments	(16,858)	(38,663)
Purchase of fixed-maturity investments, available-for-sale	(74,095)	(60,212)
Proceeds from maturity of short-term investments	31,309	46,845
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	44,444	23,841
Additions to software and equipment	(1,370)	(3,069)
Net cash used in investing activities	(16,570)	(31,258)
Cash flows from financing activities
Proceeds from issuance of common stock related to public offering	79,249	—
Proceeds from issuance of common stock related to employee equity plans	4,782	2,392
Taxes paid related to net share settlement of equity awards	(5,523)	(3,503)
Repayments of term loan	(375)	(375)
Payments of debt modification costs	—	(370)
Net cash provided by (used in) financing activities	78,133	(1,856)

Net increase (decrease) in cash and cash equivalents	82,694	(35,203)
Cash and cash equivalents, beginning of period	19,196	47,746
Cash and cash equivalents, end of period	$101,890	$12,543

Supplemental disclosures of cash flow information
Interest paid	$3,072	$3,314
Income taxes paid	—	170
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization, Basis of Presentation and Summary of Accounting Principles
NMI Holdings, Inc. (NMIH) is a Delaware corporation, incorporated in May 2011, to provide private mortgage guaranty insurance (which we refer to as mortgage insurance or MI) through its wholly owned insurance subsidiaries, National Mortgage Insurance Corporation (NMIC) and National Mortgage Reinsurance Inc One (Re One).
In April 2012, we completed a private placement of our securities, through which we offered and sold an aggregate of 55,000,000 of our Class A common stock resulting in net proceeds of approximately $510 million (the Private Placement), and we completed the acquisition of our insurance subsidiaries for $8.5 million in cash, common stock and warrants, plus the assumption of $1.3 million in liabilities. In November 2013, we completed an initial public offering of 2.4 million shares of our common stock, and our common stock began trading on the NASDAQ exchange on November 8, 2013, under the symbol "NMIH." In March 2018, we completed the sale of an additional 4.3 million shares of common stock including a 15% option to purchase additional shares, which was exercised in full.
In April 2013, NMIC, our primary insurance subsidiary, issued its first mortgage insurance policy. NMIC is licensed to write mortgage insurance in all 50 states and D.C. In August 2015, NMIH capitalized a wholly owned subsidiary, NMI Services, Inc. (NMIS), through which we offer outsourced loan review services to mortgage loan originators.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, which include the results of NMIH and its wholly owned subsidiaries, have been prepared in accordance with the instructions to Form 10-Q as prescribed by the SEC for interim reporting and include other information and disclosures required by accounting principles generally accepted in the U.S. (GAAP). Our accounts are maintained in U.S. dollars. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2017, included in our 2017 10-K. All intercompany transactions have been eliminated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as of the balance sheet date. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates. The results of operations for the interim period may not be indicative of the results that may be expected for the full year ending December 31, 2018.
Significant Accounting Principles
There have been no changes to our significant accounting principles as described in Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - Summary of Accounting Principles" of our 2017 Form 10-K, other than as noted in "Reinsurance" and "Recent Accounting Pronouncements - Adopted" below.
Reinsurance
We account for premiums, claims and claim expenses that are ceded to reinsurers on a basis consistent with those we use to account for the original policies we issue and pursuant to the terms of our reinsurance contracts. We account for premiums ceded or otherwise paid to reinsurers as reductions to premium revenue.

Effective January 1, 2018, NMIC entered into a second quota share reinsurance transaction (2018 QSR Transaction) which is similar in nature to the quota share reinsurance transaction we entered into in September 2016 (2016 QSR Transaction, together with 2018 QSR Transaction, the QSR Transactions) (see Note 5, "Reinsurance"). We earn profit and ceding commissions in connection with the QSR Transactions.  Profit commissions represent a percentage of the profits recognized by reinsurers that are returned to us, based on the level of claims and claim expenses that we cede. We recognize any profit commissions we earn as increases to premium revenue. Ceding commissions are calculated as a percentage of ceded written premiums under the 2016 QSR Transaction and as a percentage of ceded earned premiums under the 2018 QSR Transaction, and we intended to cover our costs to acquire and service the direct policies. We earn the ceding commissions in a manner consistent with our recognition of earnings on the underlying insurance policies, over the terms of the policies reinsured. We account for ceding commissions earned as a reduction to underwriting and operating expenses.
Under the QSR Transactions, we cede a portion of claims and claim expenses reserves to our reinsurers, which are accounted for as reinsurance recoverables in "Other Assets" on the consolidated balance sheets and as reductions to claim expense on the consolidated statements of operations. We remain directly liable for all loss payments in the event we are unable to collect from any reinsurer.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements - Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to provide a consistent approach in recognizing revenue. In December 2016, the FASB clarified that all contracts that are within the scope of Topic 944, Financial Services-Insurance, are excluded from the scope of ASU 2014-09. Accordingly, this update did not impact the recognition of revenue related to insurance premiums or investment income, which represent a majority of our total revenues. The update impacted our loan review services revenue, which is the only revenue stream in scope of the update. We adopted this update on January 1, 2018 using the modified-retrospective approach. For the period ended March 31, 2018, the impact was immaterial to our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). This update requires entities to reduce the carrying amount of deferred tax assets, if necessary, by the amount of any tax benefit that is not expected to be realized. We adopted this update effective January 1, 2018. The impact was immaterial to our consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20). This update shortened the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The standard took effect for public business entities for fiscal years beginning after December 15, 2017. The adoption of this update had no impact on our consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). This update permits a company to reclassify the disproportionate income tax effects as a result of the 2017 Tax Cuts and Jobs Act (the TCJA) on items within accumulated other comprehensive income (AOCI) to retained earnings. This standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We adopted this update on January 1, 2018 and adjusted the disproportionate income tax effects, or "stranded tax effects," resulting in a $0.3 million reduction to our beginning retained earnings as of January 1, 2018.
Recent Accounting Pronouncements - Not Yet Adopted
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of March 31, 2018	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$57,018	$—	$(1,807)	$55,211
Municipal debt securities	89,792	155	(1,259)	88,688
Corporate debt securities	453,262	806	(6,883)	447,185
Asset-backed securities	125,030	357	(736)	124,651
Total bonds	725,102	1,318	(10,685)	715,735
Long-term investments - other	353	—	—	353
Short-term investments	7,698	4	—	7,702
Total investments	$733,153	$1,322	$(10,685)	$723,790

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2017	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$65,669	$—	$(981)	$64,688
Municipal debt securities	89,973	534	(659)	89,848
Corporate debt securities	435,562	4,231	(1,958)	437,835
Asset-backed securities	100,153	916	(125)	100,944
Total bonds	691,357	5,681	(3,723)	693,315
Long-term investments - other	353	—	—	353
Short-term investments	22,149	58	—	22,207
Total investments	$713,859	$5,739	$(3,723)	$715,875
As of March 31, 2018 and December 31, 2017, approximately $7.0 million of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair values of available-for-sale securities as of March 31, 2018 and December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of March 31, 2018	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$59,804	$59,705
Due after one through five years	252,066	249,638
Due after five through ten years	287,110	280,837
Due after ten years	9,143	8,959
Asset-backed securities	125,030	124,651
Total investments	$733,153	$723,790

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of December 31, 2017	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$97,406	$97,394
Due after one through five years	195,795	195,626
Due after five through ten years	305,798	306,930
Due after ten years	14,707	14,981
Asset-backed securities	100,153	100,944
Total investments	$713,859	$715,875
Aging of Unrealized Losses
As of March 31, 2018, the investment portfolio had gross unrealized losses of $10.7 million, $3.5 million of which has been in an unrealized loss position for a period of 12 months or greater. We did not consider these securities to be other-than-temporarily impaired as of March 31, 2018. We based our conclusion that these investments were not other-than-temporarily impaired as of March 31, 2018 on the following facts: (i) the unrealized losses were primarily caused by interest rate movements since the purchase date; (ii) we do not intend to sell these investments; and (iii) we do not believe that it is more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may not occur until maturity. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of March 31, 2018		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	12	$26,792	$(994)	23	$24,960	$(813)	35	$51,752	$(1,807)
Municipal debt securities	27	54,924	(691)	10	17,772	(568)	37	72,696	(1,259)
Corporate debt securities	180	302,287	(5,000)	18	42,745	(1,883)	198	345,032	(6,883)
Asset-backed securities	39	74,208	(497)	4	9,261	(239)	43	83,469	(736)
Short-term investments	1	995	—	—	—	—	1	995	—
Total	259	$459,206	$(7,182)	55	$94,738	$(3,503)	314	$553,944	$(10,685)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2017		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	16	$29,806	$(394)	26	$34,882	$(587)	42	$64,688	$(981)
Municipal debt securities	21	38,628	(264)	10	17,945	(395)	31	56,573	(659)
Corporate debt securities	94	128,313	(829)	23	48,978	(1,129)	117	177,291	(1,958)
Asset-backed securities	22	27,947	(63)	5	12,438	(62)	27	40,385	(125)
Total	153	$224,694	$(1,550)	64	$114,243	$(2,173)	217	$338,937	$(3,723)
The following table presents the components of net investment income:

	For the three months ended March 31,
	2018	2017
	(In Thousands)
Investment income	$4,782	$3,993
Investment expenses	(208)	(186)
Net investment income	$4,574	$3,807

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the components of net realized investment gains (losses):

	For the three months ended March 31,
	2018	2017
	(In Thousands)
Gross realized investment gains	$—	$279
Gross realized investment losses	—	(337)
Net realized investment gains (losses)	$—	$(58)
Investment Securities - Other-than-Temporary Impairment (OTTI)
For the quarter ended March 31, 2018, we held no other-than-temporarily impaired securities. There were no credit losses recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income. For the quarter ended March 31, 2017, we recognized OTTI losses in earnings of $144 thousand related to a single security with an unfavorable recovery forecast. The impaired security was liquidated in the second quarter of 2017.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2018	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$55,211	$—	$—	$55,211
Municipal debt securities	—	88,688	—	88,688
Corporate debt securities	—	447,185	—	447,185
Asset-backed securities	—	124,651	—	124,651
Long-term investment – other	353	—	—	353
Cash, cash equivalents and short-term investments	109,592	—	—	109,592
Total assets	$165,156	$660,524	$—	$825,680
Warrant liability	—	—	6,563	6,563
Total liabilities	$—	$—	$6,563	$6,563

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2017	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$59,844	$4,844	$—	$64,688
Municipal debt securities	—	89,848	—	89,848
Corporate debt securities	—	437,835	—	437,835
Asset-backed securities	—	100,944	—	100,944
Long-term investment - other	353	—	—	353
Cash, cash equivalents and short-term investments	41,403	—	—	41,403
Total assets	$101,600	$633,471	$—	$735,071
Warrant liability	—	—	7,472	7,472
Total liabilities	$—	$—	$7,472	$7,472
    There were no transfers between Level 1 and Level 2, nor any transfers in or out of Level 3, of the fair value hierarchy during the three months ended March 31, 2018 and the year ended December 31, 2017.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a roll-forward of Level 3 liabilities measured at fair value:

	For the three months ended March 31,
Warrant Liability	2018	2017
	(In Thousands)
Balance, January 1	$7,472	$3,367
Change in fair value of warrant liability included in earnings	(420)	196
Issuance of common stock on warrant exercise	(489)	—
Balance, March 31	$6,563	$3,563
The following table outlines the key inputs and assumptions used in the Black-Scholes option-pricing model as of the dates indicated.

	As of March 31,
	2018	2017
Common Stock Price	$16.55	$11.40
Risk free interest rate	2.37%	1.70%
Expected life	2.59 years	3.92 years
Expected volatility	30.1%	30.5%
Dividend yield	0%	0%
The changes in fair value of the warrant liability for the quarters ended March 31, 2018 and 2017 are primarily attributable to changes in the price of our common stock during the respective periods, with additional impact related to changes in the Black-Scholes model inputs and exercises of outstanding warrants.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Term Loan
On November 10, 2015, we entered into a credit agreement (the Credit Agreement) to obtain a $150 million three-year senior secured term loan (the Term Loan). On February 10, 2017, we amended the Credit Agreement (Amendment No. 1) to reduce the interest rate and extend the maturity date of the Term Loan from November 10, 2018 to November 10, 2019. On October 25, 2017, we further amended the Credit Agreement (Amendment No. 2) to remove a covenant that required NMIH to maintain liquidity (as defined therein) in an aggregate amount no less than all remaining interest payments due under the Term Loan. As modified by Amendment No. 2, the Credit Agreement retains a requirement that NMIH maintain liquidity in an aggregate amount no less than the sum of all remaining principal amortization payments due under the Term Loan, excluding principal scheduled to be paid on its maturity date. The amendments to the Credit Agreement have been treated as modifications.
As of March 31, 2018, the Term Loan bears interest at the Eurodollar Rate, as defined in the Credit Agreement and subject to a 1.00% floor, plus an annual margin rate of 6.75%, representing an all-in rate of 8.54%, payable monthly or quarterly based on our interest rate election. Quarterly principal payments of $375 thousand are also required. The outstanding balance of the Term Loan as of March 31, 2018 was $146.3 million.
Interest expense for the Term Loan includes interest and amortization of issuance costs, modification costs and the original issue discount. Original debt issuance costs totaling $4.9 million, including $445 thousand related to Amendment No.1 and Amendment No.2 modifications and a 1% original issue discount, are being amortized to interest expense, using the effective interest method, over the contractual life of the Term Loan. As of March 31, 2018, the remaining unamortized issuance costs, modification costs and original issue discount totaled $2.4 million. For the three months ended March 31, 2018, we recorded $3.4 million of interest expense.
We are subject to various covenants under the amended Credit Agreement, which include, but are not limited to the following: a maximum debt-to-total capitalization ratio (as defined therein) of 35%, maximum risk-to-capital (RTC) ratio of 22.0:1.0, minimum liquidity (as defined therein) of $2.3 million as of March 31, 2018, compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and minimum shareholders' equity requirements. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the amended Credit Agreement, including its covenants and events of default. We were in compliance with all covenants as of March 31, 2018.
Future principal payments for the Term Loan as of March 31, 2018 are as follows:

As of March 31, 2018	Principal
(In thousands)
2018	1,125
2019	145,125
Total	$146,250

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Reinsurance
We enter into third-party reinsurance transactions to actively manage our risk, ensure PMIERs compliance and support the growth of our business. The GSEs and the Wisconsin Office of the Commissioner of Insurance (Wisconsin OCI) have approved all such transactions (subject to certain conditions and ongoing review, including levels of approved capital credit).
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended
	March 31, 2018	March 31, 2017
	(In Thousands)
Net premiums written
Direct	$66,027	$39,245
Ceded (1)	(6,997)	(4,641)
Net premiums written	$59,030	$34,604

Net premiums earned
Direct	$63,604	$37,438
Ceded (1)	(8,690)	(4,213)
Net premiums earned	$54,914	$33,225
(1) Net of profit commission
Excess-of-loss reinsurance
In May 2017, NMIC entered into a reinsurance agreement with Oaktown Re Ltd. (Oaktown Re) that provides for up to $211.3 million of aggregate excess-of-loss reinsurance coverage at inception for new delinquencies on an existing portfolio of mortgage insurance policies written from 2013 through December 31, 2016. For the reinsurance coverage period, NMIC will retain the first layer of $126.8 million of aggregate losses and Oaktown Re will then provide second layer coverage up to the outstanding reinsurance coverage amount. NMIC will then retain losses in excess of the outstanding reinsurance coverage amount. The outstanding reinsurance coverage amount decreases from $211.3 million at inception over a ten-year period as the underlying covered mortgages amortize and/or are repaid and was $166.6 million as of March 31, 2018. The outstanding reinsurance coverage amount will stop amortizing if certain credit enhancement or delinquency thresholds are triggered.
Oaktown Re financed the coverage by issuing mortgage insurance-linked notes in an aggregate amount of $211.3 million to unaffiliated investors (the Notes). The Notes mature on April 26, 2027. All of the proceeds paid to Oaktown Re from the sale of the Notes were deposited into a reinsurance trust to collateralize and fund the obligations of Oaktown Re to NMIC under the reinsurance agreement. At all times, funds in the reinsurance trust account are required to be invested in high credit quality money market funds.  We refer collectively to NMIC's reinsurance agreement with Oaktown Re and the issuance of the Notes by Oaktown Re as the 2017 ILN Transaction. Under the terms of the 2017 ILN Transaction, NMIC makes risk premium payments for the applicable outstanding reinsurance coverage amount and pays Oaktown Re for anticipated operating expenses (capped at $300 thousand per year). For the three months ended March 31, 2018, NMIC paid risk premiums of $1.6 million. NMIC did not cede any losses to Oaktown Re.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Quota share reinsurance
2016 QSR Transaction
Effective September 1, 2016, NMIC entered into the 2016 QSR Transaction with a panel of third-party reinsurers. Each of the third-party reinsurers has an insurer financial strength rating of A- or better by Standard and Poor’s Rating Services (S&P), A.M. Best or both.
Under the 2016 QSR Transaction, NMIC ceded premiums written related to:
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
2018 QSR Transaction
Effective January 1, 2018, NMIC entered into the 2018 QSR Transaction with a panel of third-party reinsurers. Each of the third-party reinsurers has an insurer financial strength rating of A- or better by S&P, A.M. Best or both. Under the 2018 QSR Transaction, NMIC cedes premiums earned related to 25% of risk on eligible policies written from January 1, 2018 through December 31, 2019.
The 2018 QSR Transaction is scheduled to terminate on December 31, 2029. However, NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2022, or at the end of any calendar quarter thereafter, which would result in NMIC reassuming the related risk.
The following table shows the amounts related to the QSR Transactions:

	For the three months ended
	March 31, 2018	March 31, 2017
	(In Thousands)
Ceded risk-in-force	$3,304,335	$2,167,745
Ceded premiums written (1)	(14,525)	(10,292)
Ceded premiums earned (1)	(16,218)	(9,865)
Ceded claims and claims expenses	543	268
Ceding commission written	2,905	2,058
Ceding commission earned	3,151	2,065
Profit commission	9,201	5,651
(1) The presentation of these line items was enhanced starting in the second quarter of 2017, to separately disclose "Profit commission." Prior to the second quarter of 2017, "Profit commission" was netted within both the "Ceded premium written" and "Ceded premium earned" lines.
Ceded premiums written under the 2016 QSR Transaction are recorded on the balance sheet as prepaid reinsurance premiums and amortized to ceded premiums earned in a manner consistent with the recognition of income on direct premiums. Under the 2018 QSR Transaction, premiums are ceded on an earned basis as defined in the agreement. NMIC receives a 20% ceding commission for premiums ceded under the QSR Transactions. NMIC also receives a profit commission, provided that the loss ratio on the loans covered under the 2016 QSR Transaction and 2018 QSR Transaction generally remains below 60% and 61%, respectively, as measured annually. Ceded claims and claim expenses under the QSR Transactions reduce NMIC's profit commission on a dollar-for-dollar basis.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. NMIC's reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to our 2016 QSR Transaction was $2.3 million as of March 31, 2018.
In accordance with the terms of the 2018 QSR Transaction, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will also settle quarterly. NMIC's reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. NMIC did not have any reinsurance recoverable on loss reserves related to our 2018 QSR Transaction as of March 31, 2018.
6. Reserves for Insurance Claims and Claim Expenses
We establish reserves to recognize the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. Consistent with industry practice, we establish reserves for loans that have been reported to us by servicers as having been in default for at least 60 days, referred to as case reserves, and additional loans that we estimate (based on actuarial review) have been in default for at least 60 days that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish claims expense reserves, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claims settlement process. As of March 31, 2018, we had reserves for insurance claims and claims expenses of $10.4 million for 1,000 primary loans in default. During the first three months of 2018, we paid 17 claims totaling $482 thousand, including 14 claims covered under the QSR Transactions representing $111 thousand of ceded claims and claims expenses.
In 2013, we entered into a pool insurance transaction with Fannie Mae. The pool transaction includes a deductible, which represents the amount of claims to be absorbed by Fannie Mae before we are obligated to pay any claims. We only establish reserves for pool risk if we expect claims to exceed this deductible. At March 31, 2018, 64 loans in the pool were past due by 60 days or more. These 64 loans represent approximately $4.2 million of risk-in-force (RIF). Due to the size of the remaining deductible, the low level of notices of default (NODs) reported on loans in the pool through March 31, 2018 and the expected severity (all loans in the pool have loan-to-value ratios (LTV) ratios under 80%), we did not have any case or IBNR reserves for pool risks at March 31, 2018 or March 31, 2017. In connection with the settlement of pool claims, we applied $492 thousand to the pool deductible through March 31, 2018. At March 31, 2018, the remaining pool deductible was $9.9 million. We have not paid any pool claims to date. 100% of our pool RIF is reinsured under the 2016 QSR Transaction.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claim expenses:

	For the three months ended March 31,
	2018	2017
	(In Thousands)
Beginning balance	$8,761	$3,001
Less reinsurance recoverables (1)	(1,902)	(297)
Beginning balance, net of reinsurance recoverables	6,859	2,704

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	1,940	955
Prior years (3)	(371)	(320)
Total claims and claims expenses incurred	1,569	635

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	—
Prior years (3)	371	142
Total claims and claim expenses paid	371	142

Reserve at end of period, net of reinsurance recoverables	8,057	3,197
Add reinsurance recoverables (1)	2,334	564
Ending balance	$10,391	$3,761
(1) Related to ceded losses recoverable on the QSR Transactions, included in "Other Assets" on the Condensed Consolidated Balance Sheets. See Note 5, "Reinsurance" for additional information.
(2) Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan had defaulted in a prior year and subsequently cured and later re-defaulted in the current year, that default would be included in the current year.
(3) Related to insured loans with defaults occurring in prior years, which have been continuously in default since that time.
The "claims incurred" section of the table above shows claims and claim expenses incurred on NODs for current and prior years, including IBNR reserves. The amount of claims incurred relating to current year NODs represents the estimated amount of claims and claims expenses to be ultimately paid on such loans in default.  We recognized $371 thousand and $320 thousand of favorable prior year development during the three months ended March 31, 2018 and 2017, respectively, due to NOD cures and ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we learn additional information about individual defaults and claims and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $7.2 million related to prior year defaults remained as of March 31, 2018.
7. Earnings per Share (EPS)
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the three months ended March 31,
	2018	2017
	(In Thousands, except for per share data)
Basic net income	$22,355	$5,492
Basic weighted average shares outstanding	62,099	59,184
Basic earnings per share	$0.36	$0.09

Basic net income	$22,355	$5,492
Warrant gain, net of tax	$(332)	$—
Diluted net income	$22,023	$5,492

Basic weighted average shares outstanding	62,099	59,184
Dilutive effect of issuable shares	3,598	3,155
Diluted weighted average shares outstanding	65,697	62,339

Diluted earnings per share	$0.34	$0.09

Anti-dilutive securities	169	1,211

8. Warrants
We issued 992 thousand warrants in connection with the Private Placement. Each warrant gives the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million.
During the three months ended March 31, 2018, 54 thousand warrants were exercised resulting in 26 thousand common shares issued. No warrants were exercised during the three months ended March 31, 2017. Upon exercise, we reclassified the fair value of the warrants from warrant liability to additional paid-in capital and recognized a loss of approximately $52 thousand.
We account for these warrants to purchase our common shares in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity.
9. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21% for the current and all future years following the enactment of the TCJA on December 22, 2017. We were subject to a statutory U.S. federal corporate income tax rate of 35% for all prior years through December 31, 2017. NMIH files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our provision for income taxes for interim reporting periods is established based on our estimated annual effective tax rates for a given year. Our effective tax rate on our pre-tax income was 15.7% for the three months ended March 31, 2018, compared to 18.5% for the three months ended March 31, 2017. The decrease in the effective tax rate for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is attributable to the decrease in the statutory U.S. federal corporate income tax rate. We currently pay no federal income tax primarily due to the forecasted utilization of our federal net operating loss carryforwards, which were $93.3 million as of December 31, 2017. As a result, the interim provision for income taxes represents changes to deferred tax assets.
Provisional amounts
The TCJA reduced the statutory U.S. federal corporate income tax rate from 35% to 21% and changed the tax deductibility of certain expenses for tax years beginning after December 31, 2017. We have not completed our full assessment of the tax effects of the enactment of the TCJA on our deferred tax balances as of March 31, 2018 and December 31, 2017; however, in certain cases, as described below, we have made reasonable estimates of the effects on our deferred tax balances. We recognized a $13.6 million income tax expense in the year ended December 31, 2017 for the items we could reasonably estimate. We are still analyzing the TCJA and refining our calculations, which could impact the measurement of our existing deferred tax assets including those related to share-based compensation. For tax years beginning after December 31, 2017, the TCJA expanded the number of individuals whose

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

compensation is subject to a $1 million cap on tax deductibility and includes performance-based compensation in the calculation. As a result, we recorded a provisional amount to reduce the future tax benefit related to share-based compensation. We will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we incorporate additional guidance that may be issued by the U.S. Treasury Department, the IRS, or other standard-setting bodies.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). This update permits a company to reclassify the disproportionate income tax effects as a result of the TCJA on items within AOCI to retained earnings. We adopted this update on January 1, 2018 and adjusted the disproportionate income tax effects, or "stranded tax effects," resulting in a $0.3 million reduction to our beginning retained earnings as of January 1, 2018. The disproportionate tax effects that remain in AOCI of $4.2 million was not related to the TCJA and will remain in AOCI until certain events occur. Our elected accounting policy for available-for-sale debt securities is the "aggregate portfolio" approach.
10. Common Stock Offerings
In March 2018, we completed the sale of 3.7 million shares of common stock and granted the underwriters on the transaction a 15% overallotment option to purchase additional shares. The overallotment option was exercised in full, resulting in a total of 4.3 million shares of common stock issued. The common stock offering generated total proceeds of approximately $79.2 million, net of underwriting discounts, commissions and other direct offering expenses.
11. Regulatory Information
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
NMIC and Re One's combined statutory net loss was as follows:

	For the three months ended March 31,
	2018	2017
	(In Thousands)
Statutory net loss	$(6,814)	$(10,090)
NMIC and Re One's statutory surplus, contingency reserve and risk to capital (RTC) ratios were as follows:

	March 31, 2018	December 31, 2017
	($ In Thousands)
Statutory surplus	$368,202	$371,084
Contingency reserve	218,518	186,641
Risk-to-Capital	14.4:1	13.2:1
NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware corporate law provides that dividends are only payable out of a corporation's surplus or, subject to certain limitations, recent net profits. NMIC and Re One's ability to pay dividends to NMIH is subject to Wisconsin OCI notice or approval. Certain other states in which NMIC is licensed also have statutes or regulations that restrict its ability to pay dividends. Since inception, NMIC and Re One have not paid any dividends to NMIH.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. Subsequent Event
In April 2018, NMIH made a capital contribution of $70 million to NMIC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following analysis should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2017 10-K, for a more complete understanding of our financial position and results of operations. In addition, investors should review the "Cautionary Note Regarding Forward-Looking Statements" above and the "Risk Factors" detailed in Part II, Item 1A of this report and in Part I, Item 1A of our 2017 10-K, as subsequently updated in other reports we file with the SEC, for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year or for any other period.
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
MI protects lenders and investors from default-related losses on a portion of the unpaid principal balance of a covered mortgage. MI plays a critical role in the U.S. housing market by mitigating mortgage credit risk and facilitating the secondary market sale of high-LTV (i.e., above 80%) residential loans to the GSEs, who are otherwise restricted by their charters from purchasing or guaranteeing high-LTV mortgages that are not covered by certain credit protections. Such credit protection and secondary market sales allow lenders to increase their capacity for mortgage commitments and expand financing access to existing and prospective homeowners.
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of March 31, 2018, we had master policy relationships with 1,291 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders and other non bank lenders. As of March 31, 2018, we had $56.6 billion of total insurance-in-force (IIF), including primary IIF of $53.4 billion, and $13.2 billion of gross RIF, including primary RIF of $13.1 billion.
We believe that our success in acquiring a large and diverse group of lender customers and growing a portfolio of high-quality IIF traces to our founding principles, whereby we aim to help qualified individuals achieve the dream of homeownership, ensure that we remain a strong and credible counter-party, deliver a unique customer service experience, establish a differentiated risk management approach that emphasizes the individual underwriting review or validation of the vast majority of the loans we insure, and foster a culture of collaboration and excellence that helps us attract and retain experienced industry leaders.
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
The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our net premiums earned and profitability. Generally, faster speeds of mortgage prepayment lead to lower persistency. Prepayment speeds and the relative mix of business between single and monthly premium policies also impact our profitability. Our premium rates include certain assumptions regarding repayment or prepayment speeds of the mortgages underlying our policies. Because premiums are paid at origination on single premium policies and substantially all of our single premium policies are non-refundable on cancellation, assuming all other factors remain constant, if single premium loans are prepaid earlier than expected, our profitability on these loans is likely to increase and, if loans are repaid slower than expected, our profitability on these loans is likely to decrease. By contrast, if monthly premium loans are repaid earlier than anticipated, we do not earn any more premium with respect to those loans and, unless we replace the repaid monthly premium loan with a new loan at the same or greater premium rate, our profitability is likely to decline.
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

Quota share reinsurance
NMIC entered into the 2018 QSR Transaction, which took effect January 1, 2018. Under the terms of the 2018 QSR Transaction, NMIC will cede 25% of its eligible policies written in 2018 and 20% to 30% (such amount to be determined by NMIC at its sole election by December 1, 2018) of eligible policies written in 2019, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 61% that varies directly and inversely with ceded claims.
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
Excess-of-loss reinsurance
In May 2017, NMIC secured $211.3 million of aggregate excess-of-loss reinsurance coverage at inception for an existing portfolio of MI policies written from 2013 through December 31, 2016, through a mortgage insurance-linked notes offering by Oaktown Re. The reinsurance coverage amount under the terms of the 2017 ILN Transaction decreases from $211.3 million at inception over a ten-year period as the underlying covered mortgages amortize and/or are repaid, and was $166.6 million as of March 31, 2018. For the reinsurance coverage period, NMIC will retain the first layer of $126.8 million of aggregate losses and Oaktown Re will then provide a second layer of coverage up to the outstanding reinsurance coverage amount. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
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

Primary and pool IIF and NIW	As of and for the three months ended
	March 31, 2018		March 31, 2017
	IIF	NIW	IIF	NIW
		(In Millions)
Monthly	$37,574	$5,441	$21,511	$2,892
Single	15,860	1,019	13,268	667
Primary	53,434	6,460	34,779	3,559

Pool	3,153	—	3,545	$—
Total	$56,587	$6,460	$38,324	$3,559
For the three months ended March 31, 2018, primary NIW increased 82%, compared to the three months ended March 31, 2017, primarily because of the growth in our monthly policy volume tied to increased penetration of existing customer accounts and new customer account activations, with additional benefit from growth in our single policy volume. For the three months ended March 31, 2018, monthly premium NIW increased 88% compared to the three months ended March 31, 2017.
For the three months ended March 31, 2018, 84% of our NIW related to monthly premium policies. As of March 31, 2018, monthly premium policies accounted for 70% of our primary IIF, as compared to 62% at March 31, 2017. We expect the break-down of monthly premium policies and single premium policies (which we refer to as "mix") in our primary IIF to continue to trend toward our current NIW mix over time. Our total IIF increased 48% as of March 31, 2018 compared to March 31, 2017, primarily because of the NIW we generated between such measurement dates and the high persistency of our policies in force.

The following table presents net premiums written and earned for the periods indicated.

Primary and pool premiums written and earned	For the three months ended
	March 31, 2018	March 31, 2017
	(In Thousands)
Net premiums written (1)	$59,030	$34,604
Net premiums earned (1)	54,914	33,225
(1) Net premiums written and earned are reported net of reinsurance and premium refunds.
For the three months ended March 31, 2018, net premiums written increased 71% and net premiums earned increased 65%, respectively, compared to the three months ended March 31, 2017. The increase in net premiums written is due to the growth of our IIF and increased monthly and single policy production, partially offset by increased cessions under the QSR Transactions tied to the growth of our direct premium volume. The increase in net premiums earned is primarily due to the growth in our IIF, increased monthly and single policy production, and higher earnings from cancellations, partially offset by increased cessions under the QSR Transactions tied to the growth of our direct premium volume and the inception of the 2017 ILN Transaction in May 2017. Pool premiums written and earned for the three months ended March 31, 2018 and 2017, were $0.9 million and $1.0 million, respectively, before the effects of the 2016 QSR Transaction, under which all of our written and earned pool premiums have been ceded.
Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the date and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	($ In Millions)
New insurance written	$6,460	$6,876	$6,115	$5,037	$3,559
Percentage of monthly premium	84%	83%	79%	81%	81%
Percentage of single premium	16%	17%	21%	19%	19%
New risk written	$1,580	$1,665	$1,496	$1,242	$868
Insurance in force (IIF) (1)	53,434	48,465	43,259	38,629	34,779
Percentage of monthly premium	70%	69%	66%	64%	62%
Percentage of single premium	30%	31%	34%	36%	38%
Risk in force (1)	$13,085	$11,843	$10,572	$9,417	$8,444
Policies in force (count) (1)	223,263	202,351	180,089	161,195	145,632
Average loan size (1)	$0.239	$0.240	$0.240	$0.240	$0.239
Average coverage (2)	24.5%	24.4%	24.4%	24.4%	24.3%
Loans in default (count)	1,000	928	350	249	207
Percentage of loans in default	0.5%	0.5%	0.2%	0.2%	0.1%
Risk in force on defaulted loans	$57	$53	$19	$14	$12
Average premium yield (3)	0.43%	0.44%	0.43%	0.41%	0.40%
Earnings from cancellations	$2.8	$4.2	$4.3	$3.8	$2.5
Annual persistency (4)	85.7%	86.1%	85.1%	83.1%	81.3%
Quarterly run-off (5)	3.1%	3.9%	3.8%	3.4%	2.9%

(1)	Reported as of the end of the period.

(2)	Calculated as end of period RIF divided by IIF.

(3)	Calculated as net primary and pool premiums earned, net of reinsurance, divided by average gross primary IIF for the period, annualized.

(4)	Defined as the percentage of IIF that remains on our books after any 12-month period.

(5)	Defined as the percentage of IIF that is no longer on our books after any 3-month period.

The table below presents a summary of the change in total primary IIF during the periods indicated.

Primary IIF	For the three months ended
	March 31, 2018	March 31, 2017
	(In Millions)
IIF, beginning of period	$48,465	$32,168
NIW	6,460	3,559
Cancellations and other reductions	(1,491)	(948)
IIF, end of period	$53,434	$34,779
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
The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of March 31, 2018		As of March 31, 2017
	IIF	RIF	IIF	RIF
	(In Millions)
March 31, 2018	$6,427	$1,573	$—	$—
2017	20,272	4,948	3,544	865
2016	17,497	4,262	19,774	4,756
2015	7,913	1,971	9,681	2,384
2014	1,292	323	1,735	428
2013	33	8	45	11
Total	$53,434	$13,085	$34,779	$8,444
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

Primary NIW by FICO	For the three months ended
	March 31, 2018	March 31, 2017
	($ In Millions)
>= 760	$2,619	$1,683
740-759	1,073	551
720-739	914	456
700-719	811	396
680-699	567	264
<=679	476	209
Total	$6,460	$3,559
Weighted average FICO	743	749

Primary NIW by LTV	For the three months ended
	March 31, 2018	March 31, 2017
	($ In Millions)
95.01% and above	$997	$274
90.01% to 95.00%	2,765	1,612
85.01% to 90.00%	1,755	1,101
85.00% and below	943	572
Total	$6,460	$3,559
Weighted average LTV	92.5%	92.0%

Primary NIW by purchase/refinance mix	For the three months ended
	March 31, 2018	March 31, 2017
	(In Millions)
Purchase	$5,425	$2,984
Refinance	1,035	575
Total	$6,460	$3,559
The tables below present our total primary IIF and RIF by FICO and LTV and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of
	March 31, 2018		March 31, 2017
	($ In Millions)
>= 760	$25,371	48%	$17,408	50%
740-759	8,635	16	5,658	16
720-739	6,981	13	4,460	13
700-719	5,814	11	3,533	10
680-699	3,852	7	2,336	7
<=679	2,781	5	1,384	4
Total	$53,434	100%	$34,779	100%

Primary RIF by FICO	As of
	March 31, 2018		March 31, 2017
	($ In Millions)
>= 760	$6,246	48%	$4,253	50%
740-759	2,125	16	1,383	16
720-739	1,710	13	1,081	13
700-719	1,416	11	851	10
680-699	932	7	556	7
<=679	656	5	320	4
Total	$13,085	100%	$8,444	100%

Primary IIF by LTV	As of
	March 31, 2018		March 31, 2017
	($ In Millions)
95.01% and above	$4,872	9%	$1,931	5%
90.01% to 95.00%	23,937	45	15,601	45
85.01% to 90.00%	16,034	30	11,058	32
85.00% and below	8,591	16	6,189	18
Total	$53,434	100%	$34,779	100%

Primary RIF by LTV	As of
	March 31, 2018		March 31, 2017
	($ In Millions)
95.01% and above	$1,294	10%	$533	6%
90.01% to 95.00%	6,978	53	4,585	55
85.01% to 90.00%	3,831	29	2,626	31
85.00% and below	982	8	700	8
Total	$13,085	100%	$8,444	100%

Primary RIF by Loan Type	As of
	March 31, 2018	March 31, 2017

Fixed	98%	99%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	2	1
Total	100%	100%

The table below shows selected primary portfolio statistics, by book year, as of March 31, 2018.

	As of March 31, 2018
Book year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative default rate (2)
	($ Values in Millions)
2013	$162	$33	20%	655	177	1	1	0.3%	0.3%
2014	3,451	1,292	37%	14,786	6,627	79	17	3.8%	0.6%
2015	12,422	7,913	64%	52,548	36,383	338	27	3.1%	0.7%
2016	21,187	17,497	83%	83,626	72,004	374	11	2.4%	0.5%
2017	21,583	20,272	94%	85,900	82,145	207	—	2.3%	0.2%
2018	6,460	6,427	99%	26,026	25,927	1	—	0.5%	—%
Total	$65,265	$53,434		263,541	223,263	1,000	56

(1)	The ratio of total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.

(2)	The sum of the number of claims paid ever to date and number of loans in default as of the end of the period divided by policies ever in force.
Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the periods indicated. As of March 31, 2018, our RIF continues to be relatively more concentrated in California, primarily as a result of the size of the California mortgage market relative to the rest of the country and the location and timing of our acquisition of new customers. The distribution of risk as of March 31, 2018 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of
	March 31, 2018	March 31, 2017
California	13.5%	13.8%
Texas	8.0	7.2
Virginia	5.1	6.3
Arizona	4.8	4.1
Florida	4.7	4.4
Michigan	3.7	3.7
Pennsylvania	3.6	3.6
Colorado	3.5	3.9
Maryland	3.4	3.7
Utah	3.4	3.6
Total	53.7%	54.3%
Insurance Claims and Claim Expenses
Insurance claims and claim expenses incurred represent estimated future payments on newly defaulted insured loans and any change in our claim estimates for previously existing defaults. Claims incurred is generally affected by a variety of factors, including the state of the economy, changes in housing values, loan and borrower level risk characteristics, the size of loans insured and the percentage of coverage on insured loans.
Reserves for claims and allocated claim expenses are established for mortgage loan defaults, which we refer to as case reserves, when we are notified that a borrower has missed two or more mortgage payments (i.e., an NOD). We also make estimates of IBNR defaults, which are defaults that have been incurred but have not been reported by loan servicers, based on historical reporting trends, and establish IBNR reserves for those estimates. We also establish reserves for unallocated claims expenses not associated with a specific claim. The claims expenses consist of the estimated cost of the claim administration process, including legal and other fees as well as other general expenses of administering the claims settlement process.

Reserves are established by estimating the number of loans in default that will result in a claim payment, which is referred to as claim frequency, and the amount of the claim payment expected to be paid on each such loan in default, which is referred to as claim severity. Claim frequency and severity estimates are established based on historical observed experience regarding certain loan factors, such as age of the default, cure rates, size of the loan and estimated change in property valuation. Reserves are released the month in which a loan in default is brought current by the borrower, which is referred to as a cure. Adjustments to reserve estimates are reflected in the period in which the adjustment is made. Reserves are also ceded to reinsurers under the QSR Transactions. We will not cede reserves to the reinsurer under the 2017 ILN Transaction unless losses exceed our retained coverage layer. Reserves are not established for future claims on insured loans which are not currently in default.
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

The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claims expenses.

	For the three months ended
	March 31, 2018	March 31, 2017
	(In Thousands)
Beginning balance	$8,761	$3,001
Less reinsurance recoverables (1)	(1,902)	(297)
Beginning balance, net of reinsurance recoverables	6,859	2,704

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	1,940	955
Prior years (3)	(371)	(320)
Total claims and claims expenses incurred	1,569	635

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	—
Prior years (3)	371	142
Total claims and claim expenses paid	371	142

Reserve at end of period, net of reinsurance recoverables	8,057	3,197
Add reinsurance recoverables (1)	2,334	564
Ending balance	$10,391	$3,761
(1) Related to ceded losses recoverable under the QSR Transactions, included in "Other Assets" on the Condensed Consolidated Balance Sheets. See Item 1, "Financial Statements - Notes to Consolidated Financial Statements - Note 5, Reinsurance" for additional information.
(2) Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan had defaulted in a prior year and subsequently cured and later re-defaulted in the current year, that default would be included in the current year.
(3) Related to insured loans with defaults occurring in prior years, which have been continuously in default since that time.
The "claims incurred" section of the table above shows claims and claim expenses incurred on NODs for current and prior years, including IBNR reserves. The amount of claims incurred for current year NODs represents the estimated amount to be ultimately paid on such loans in default. The decreases during the periods presented in reserves held for prior year defaults represent favorable development and are generally the result of NOD cures and ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we learn additional information about individual defaults and claims, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $7.2 million related to prior year defaults remained as of March 31, 2018.
The following table provides a reconciliation of the beginning and ending count of loans in default for the periods indicated.

	For the three months ended
	March 31, 2018	March 31, 2017
Beginning default inventory	928	179
Plus: new defaults	413	124
Less: cures	(324)	(92)
Less: claims paid	(17)	(4)
Ending default inventory	1,000	207

The increase in the ending default inventory at March 31, 2018 compared to March 31, 2017 was primarily due to new defaults on insured loans in areas impacted by hurricanes Harvey and Irma and the California wildfires, as well as the aging of earlier book years and an increase in the overall number of policies in our portfolio.
The following table provides details of our claims paid, before giving effect to claims ceded under the 2016 QSR Transaction, for the periods indicated. No claims were ceded under the 2018 QSR Transaction during the periods indicated.

	For the three months ended
	March 31, 2018	March 31, 2017
	($ In Thousands)
Number of claims paid (1)	17	4
Total amount paid for claims	$482	$142
Average amount paid per claim (2)	$34	$35
Severity(3)	74%	88%
(1) Count includes claims settled without payment.
(2) Calculation is net of claims settled without payment.
(3) Severity represents the total amount of claims paid divided by the related RIF on the loan at the time the claim is perfected.

The increase in the number of claims paid for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is due to an increase in our default inventory. Claims settled without payment are included in claim counts, but excluded from averages. We expect the severity of claims paid to be between 85% and 95% of the coverage amount. We believe our severity is below long-term expectations due to home price appreciation in recent periods.
The following table shows our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the periods indicated.

Average reserve per default:	As of March 31, 2018	As of March 31, 2017
	(In Thousands)
Case (1)	$9	$16
IBNR	1	2
Total	$10	$18
(1) Defined as the gross reserve per insured loan in default.
The average reserve per default at March 31, 2018 decreased from March 31, 2017, primarily due to new defaults on insured loans in areas impacted by hurricanes Harvey and Irma and the California wildfires.  As of March 31, 2018, 474 of the 1,000 loans in default relate to homes in areas declared by FEMA to be disaster zones following the aforementioned natural disasters.  We anticipate that this population of loans in default will cure at a higher rate than the estimated rate we apply to non-disaster related loans in default, due to our Master Policy coverage terms, historical industry experience, and current economic indicators and relief programs. As such, we have established lower reserves for these NODs than we otherwise do for similarly situated NODs in non-disaster zones. Over time, we anticipate that our average reserve per default will revert to our historical averages as the NODs in these zones cure.
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
Under the PMIERs financial requirements, Approved Insurers must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an Approved Insurer's net RIF, calculated by applying on a loan-

by-loan basis certain risk-based factors derived from tables set out in the PMIERs to the net RIF, and other transactional adjustments approved by the GSEs, such as with respect to our 2017 ILN Transaction and QSR Transactions. The risk-based required asset amount for primary insurance is subject to a floor of 5.6% of total, performing, primary RIF, and the risk-based required asset amount for pool insurance considers both the factors in the tables and the net remaining stop loss for each pool insurance policy. The PMIERs financial requirements also increase the amount of available assets that must be held by an Approved Insurer for LPMI policies originated on or after January 1, 2016.
By April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. We certified to the GSEs by April 15, 2018 that NMIC was in full compliance with the PMIERs as of December 31, 2017. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of its failure to meet one or more of the PMIERs requirements. We continuously monitor our compliance with the PMIERs.
The following table provides a comparison of the PMIERs financial requirements as reported by NMIC as of the dates indicated.

	As of
	March 31, 2018	March 31, 2017
	(In Thousands)
Available assets	$555,336	$466,982
Risk-based required assets	522,260	398,859
The increase in available assets of $88 million as of March 31, 2018 compared to March 31, 2017 is driven by our positive cash flow from operations, partially offset by an increase in our unearned premium reserve. The increase in the risk-based required asset amount is due to the growth of our gross RIF and increase in our NOD population, which has a higher risk-based required asset amount charge, partially offset by the cession of risk relating to our third-party reinsurance agreements.
In April 2018, NMIH made a capital contribution of $70 million to NMIC, directly increasing NMIC's available assets and, consequently, its cushion between available assets and risk-based required asset amount.
On December 18, 2017, the GSEs provided us with a confidential summary of the proposed changes to the PMIERs financial, business and other requirements that they are developing with the FHFA. We have engaged in conversations with the FHFA and the GSEs about the proposed changes and expect to continue to provide feedback to them in the coming months. Once changes to the PMIERs requirements are finalized, we expect the industry will be afforded a six-month implementation period and currently anticipate that updated PMIERs requirements, if any, will take effect no sooner than the fourth quarter of 2018.
Capital Position of Our Insurance Subsidiaries and Financial Strength Ratings
In addition to GSE-imposed asset requirements, NMIC is also subject to state regulatory minimum capital requirements based on its RIF. While formulations of this minimum capital may vary by jurisdiction, the most common measure allows for a maximum permitted RTC ratio of 25:1.
As of March 31, 2018, NMIC's primary RIF, net of reinsurance, was approximately $8.4 billion. NMIC ceded 100% of its pool RIF pursuant to the 2016 QSR Transaction. Based on NMIC's total statutory surplus of $552.6 million (including contingency reserves) as of March 31, 2018, NMIC's RTC ratio was 15.2:1. The $70 million capital contribution from NMIH to NMIC in April 2018 increases NMIC's statutory surplus dollar-for-dollar, and consequently, reduces it's RTC ratio. Re One had total statutory capital of $34.2 million as of March 31, 2018, with a RTC ratio of 0.9:1. We continuously monitor our compliance with state capital requirements.
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

Consolidated Results of Operations

Consolidated statements of operations	For the three months ended
	March 31, 2018	March 31, 2017
Revenues	(In Thousands)
Net premiums earned	$54,914	$33,225
Net investment income	4,574	3,807
Net realized investment losses	—	(58)
Other revenues	64	80
Total revenues	59,552	37,054
Expenses
Insurance claims and claim expenses	1,569	635
Underwriting and operating expenses	28,453	25,989
Total expenses	30,022	26,624
Other expense
Gain (Loss) from change in fair value of warrant liability	420	(196)
Interest expense	(3,419)	(3,494)
Income before income taxes	26,531	6,740
Income tax expense	4,176	1,248
Net income	$22,355	$5,492

Loss ratio(1)	2.9%	1.9%
Expense ratio(2)	51.8%	78.2%
Combined ratio	54.7%	80.1%
(1) Loss ratio is calculated by dividing the provision for insurance claims and claims expenses by net premiums earned.
(2) Expense ratio is calculated by dividing other underwriting and operating expenses by net premiums earned.
Revenues
For the three months ended March 31, 2018, net premiums earned increased $21.7 million or 65%, compared to the three months ended March 31, 2017. The increase is primarily due to the growth of our IIF, increased monthly and single policy production, and higher earnings from cancellations, partially offset by cessions under the QSR Transactions tied to the growth of our direct premium volume and the inception of the 2017 ILN Transaction in May 2017.
For the three months ended March 31, 2018, net investment income increased $0.8 million, compared to the three months ended March 31, 2017, due to an increase in the size of and improved yields on our total investment portfolio.
Expenses
We recognize insurance claims and claims expenses in connection with the loss experience of our insured portfolio and incur other underwriting and operating expenses, including employee compensation and benefits, policy acquisition costs, and technology, professional services and facilities expenses, in connection with the development and operation of our business.
Insurance claims and claims expenses increased $0.9 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, as a result of an increase in NODs, driven by new defaults on insured loans impacted by hurricanes Harvey and Irma and the California wildfires, and an increase in the overall number of policies in our portfolio and aging of earlier book years, offset by the partial release of reserves related to prior year defaults.
Underwriting and operating expenses increased $2.5 million or 9% for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Employee compensation accounts for the majority of our operating expenses. We increased the size of our workforce from 289 employees as of March 31, 2017 to 307 employees as of March 31, 2018 to support the growth of our business, particularly in our operating functions. Underwriting and operating expenses for the three months ended March 31, 2017, included $1.6 million of operating expenses related to the 2017 ILN Transaction and Amendment No. 1 to the Credit Agreement.

Interest expense was $3.4 million for the three months ended March 31, 2018, compared to $3.5 million for the three months ended March 31, 2017. Interest expense declined in connection with the amendment of our Credit Agreement completed in February 2017, which among other items, reduced the interest spread payable on the Term Loan. The interest expense reduction was partially offset by a rise in the underlying LIBOR rate. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Term Loan."
Income tax expense increased to $4.2 million for the three months ended March 31, 2018 from $1.2 million for the three months ended March 31, 2017 because of the growth in our pre-tax income, partially offset by a decrease in our effective tax rate. Our effective tax rate on our pre-tax income decreased to 15.7% for the three months ended March 31, 2018 from 18.5% for the three months ended March 31, 2017, primarily because the TCJA reduced the statutory U.S. federal corporate income tax rate to 21% for the current and all future years from 35% for all prior years through December 31, 2017. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year. We expect our annual effective tax rate for the year ending December 31, 2018 will approximate the current 21% statutory U.S. federal corporate income tax rate. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."

Consolidated balance sheets	March 31, 2018	December 31, 2017
	(In Thousands)
Total investment portfolio	$723,790	$715,875
Cash and cash equivalents	101,890	19,196
Premiums receivable	28,164	25,179
Deferred policy acquisition costs, net	40,026	37,925
Software and equipment, net	22,857	22,802
Prepaid reinsurance premiums	38,557	40,250
Deferred tax asset, net	16,343	19,929
Other assets	15,964	13,692
Total assets	$987,591	$894,848
Term loan	$143,868	$143,882
Unearned premiums	165,590	163,166
Accounts payable and accrued expenses	21,218	23,364
Reserve for insurance claims and claims expenses	10,391	8,761
Reinsurance funds withheld	33,179	34,102
Deferred ceding commission	4,838	5,024
Warrant liability	6,563	7,472
Total liabilities	385,647	385,771
Total shareholders' equity	601,944	509,077
Total liabilities and shareholders' equity	$987,591	$894,848
As of March 31, 2018, we had approximately $825.7 million in cash and investments, including $123.0 million held at NMIH. The increase in cash and cash equivalents and investments from December 31, 2017 primarily relates to net proceeds of approximately $79.2 million from the common stock offering completed in March 2018 and cash generated from operations.
Premiums receivable was $28.2 million as of March 31, 2018, compared to $25.2 million as of December 31, 2017. The increase was primarily driven by the increase in our monthly premium policies in force, where premiums are generally paid one month in arrears.
Net deferred policy acquisition costs were $40.0 million as of March 31, 2018, compared to $37.9 million at December 31, 2017. The increase was driven by growth in the number of policies written during the period ended March 31, 2018 and the deferment of certain costs associated with the origination of those policies, partially offset by the amortization of previously deferred acquisition costs and the capitalization of ceding commissions associated with the 2016 QSR Transaction during the period.
Prepaid reinsurance premiums were $38.6 million as of March 31, 2018, compared to $40.3 million as of December 31, 2017. The prepaid reinsurance premiums balance represents the ceded unearned premiums reserve on the single premium policies under the 2016 QSR Transaction. The reinsurance coverage period of the 2016 QSR Transaction ended for new premiums written as of December 31, 2017, and under our 2018 QSR Transaction we ceded premiums on an earned basis. Consequently, we did not cede any unearned premium reserves on single premium policies with coverage effective dates on or after January 1, 2018. The decrease in prepaid reinsurance premiums reflects the amortization of the unearned premium balance on single premium policies ceded under the 2016 QSR Transaction through December 31, 2017.
Unearned premiums increased $2.4 million to $165.6 million as of March 31, 2018, primarily due to single premium policy origination during the period, offset by the amortization through earnings of existing unearned premiums in accordance with the expiration of risk on the related policies and the cancellation of other single premium policies.
Net deferred tax assets decreased to $16.3 million as of March 31, 2018, from $19.9 million at December 31, 2017, primarily due to the utilization of net operating loss carryforwards during the period. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
Accounts payable and accrued expenses decreased to $21.2 million as of March 31, 2018, from $23.4 million at December 31, 2017. The decrease was driven by the payment, during the first quarter of 2018, of bonuses accrued at year end. The decrease was partially offset by unsettled payments from the purchase of certain securities.
Reserve for insurance claims and claim expenses increased $1.6 million to $10.4 million at March 31, 2018, primarily due to an increase in our ending default inventory. See "- Insurance Claims and Claims Expenses," above for further details.
Reinsurance funds withheld was $33.2 million as of March 31, 2018, representing ceded premiums written, less our profit and ceding commission receivables under the 2016 QSR Transaction. The decrease in reinsurance funds withheld of $0.9 million from December 31, 2017, was a result of a decline in ceded premiums written due to the end of the effective reinsurance coverage period of the 2016 QSR Transaction at December 31, 2017. See, Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance."
Warrant liability decreased to $6.6 million at March 31, 2018, compared to $7.5 million at December 31, 2017, primarily due to the decrease in our common stock price during the period, with additional impact related to changes in the Black-Scholes model inputs and exercises of outstanding warrants.  For further information regarding valuation of our warrant liability and their impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 3, Fair Value of Financial Instruments."
The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Consolidated cash flows	For the three months ended March 31,
	2018	2017
Net cash provided by (used in) :	(In Thousands)
Operating activities	$21,131	$(2,089)
Investing activities	(16,570)	(31,258)
Financing activities	78,133	(1,856)
Net increase (decrease) in cash and cash equivalents	$82,694	$(35,203)
Net cash provided by operating activities was $21.1 million for the three months ended March 31, 2018, compared to cash used in operating activities of $2.1 million in the three months ended March 31, 2017. The increase in cash generated from operating activities was primarily driven by growth in premiums written, partially offset by increased operating expenses in connection with employee compensation and benefit costs, as well as higher claims paid due to an increase in our default inventory.
Cash used in investing activities for the periods presented was driven by the purchase of fixed and short-term maturities during those periods. The cash outflow was lower by $14.7 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to the timing of reinvestment activities across period end.
Cash provided by financing activities was $78.1 million for the three months ended March 31, 2018, compared to cash used in financing activities of $1.9 million for the three months ended March 31, 2017. The increase related to the cash proceeds of $79.2 million raised in our common stock offering completed in March 2018, partially offset by the increase in taxes paid on the net share settlement of equity awards.

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
As of March 31, 2018, NMIH had $123.0 million of cash and investments. NMIH's principal source of operating cash is investment income and in the future could include dividends from NMIC, if available and permitted under law and by the GSEs.
In March 2018, NMIH completed the sale of 4.3 million shares of common stock, including the exercise of a 15% overallotment option to purchase additional shares, and raised proceeds of approximately $79.2 million, net of underwriting discounts, commissions and other direct offering expenses. In April, 2018, NMIH made a capital contribution of $70 million to NMIC.
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
Our insurance subsidiaries' ability to pay dividends to NMIH is subject to insurance department notice or approval. Under Wisconsin law, the insurance companies may pay dividends up to specified levels (i.e., "ordinary" dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts, or "extraordinary" dividends, are subject to the Wisconsin OCI's prior approval. Under Wisconsin insurance laws, an extraordinary dividend is defined as any payment or distribution that together with other dividends and distributions made within the preceding 12 months exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the 12-month period ending the preceeding December 31.
NMIC has never paid any dividends to NMIH. NMIC reported a statutory net loss for the 12 months ended December 31, 2017 and cannot pay any dividends to NMIH through December 31, 2018 without the prior approval of the Wisconsin OCI. Re One has never paid dividends to NMIH. Re One currently has the capacity to pay ordinary dividends of $505 thousand to NMIH. Certain other states in which NMIC and Re One are licensed also have statutes or regulations that restrict their ability to pay dividends.

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
In November 2015, NMIH entered into the Credit Agreement for the Term Loan. On February 10, 2017, NMIH amended the Credit Agreement (Amendment No. 1) to reduce the interest rate and extend the maturity date of the Term Loan from November 10, 2018 to November 10, 2019. The amended Term Loan bears interest at the Eurodollar Rate, as defined in the Credit Agreement and subject to a 1.00% floor, plus an annual margin rate of 6.75%, payable monthly or quarterly based on our interest rate election. On October 25, 2017, NMIH further amended the Credit Agreement (Amendment No. 2) to remove a covenant that required NMIH to maintain liquidity (as defined therein) in an aggregate amount no less than all remaining interest payments due under the Term Loan. As modified by Amendment No. 2, the Credit Agreement retains the requirement that NMIH maintain liquidity in an aggregate amount no less than the sum of all remaining principal amortization payments due under the Term Loan, excluding principal scheduled to be paid on its maturity date, determined to be $2.3 million as of March 31, 2018. The Credit Agreement contains other restrictive covenants and required financial ratios and tests (which were not modified by Amendments No.1 or No.2) that we are required to meet or maintain. The current covenants include, but are not limited to the following: a maximum debt-to-total capitalization ratio (as defined therein) of 35%, maximum RTC ratio of 22.0:1.0, minimum liquidity (as modified by Amendment No. 2 and defined therein), compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and minimum shareholders' equity requirements.

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
Substantially all of our investment portfolio is held in fixed maturity instruments. As of March 31, 2018, the fair value of our investment portfolio was $723.8 million. We also had an additional $101.9 million of cash and equivalents as of March 31, 2018. Pre-tax book yield on the portfolio for the three months ended March 31, 2018 was 2.4%. The book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. Yield on the investment portfolio is likely to change over time based on movements in interest rates, the duration or mix of our investment portfolio and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating.

Percentage of portfolio's fair value	March 31, 2018	December 31, 2017
Corporate debt securities	54%	59%
Asset-backed securities	15	14
Cash, cash equivalents, and short-term investments	13	6
Municipal debt securities	11	12
U.S. treasury securities and obligations of U.S. government agencies	7	9
Total	100%	100%

Investment portfolio ratings at fair value (1)	March 31, 2018	December 31, 2017
AAA	27%	21%
AA(2)	18	19
A(2)	40	46
BBB(2)	15	14
Total	100%	100%
(1) Excluded certain operating cash accounts.
(2) Includes +/– ratings.

The ratings above are provided by one or more of: Moody's, S&P and Fitch Ratings. If three ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Other Items
Off-Balance Sheet Arrangements and Contractual Obligations
We had no material off-balance sheet arrangements as of March 31, 2018. In connection with the 2017 ILN Transaction, we have certain future contractual commitments to Oaktown Re, a special purpose VIE that is not consolidated in our financial results. See "Financial Statements - Notes to Condensed Consolidated Financial Statements - "Note 5, Reinsurance."
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
We believe that the assumptions and estimates associated with revenue recognition, fair value measurements, our investment portfolio, deferred policy acquisition costs, premium deficiency reserves, income taxes, reserves for insurance claims and claims expenses, warrants and share-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2017 10-K.

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
The carrying value of our investment portfolio as of March 31, 2018 and December 31, 2017 was $724 million and $716 million, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of March 31, 2018, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.39 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.39% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 3.78 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.78% in fair value of our fixed income portfolio.
We are also subject to market risk related to our Term Loan and 2017 ILN Transaction. As discussed in Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Term Loan," the Term Loan bears interest at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on our outstanding principal.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2018 pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Item 1A. Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item 1A of our 2017 10-K. As of the date of this report, other than as included below, we are not aware of any material changes in our risk factors from the risk factors disclosed in our 2017 10-K. You should carefully consider the risks and uncertainties described herein and in our 2017 10-K, which have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The risks described herein and in our 2017 10-K are not the only risks we face, as there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial which may in the future adversely affect our business, financial condition and/or operating results.
We face intense competition for business in our industry from existing private MI providers and potentially from new entrants. If we are unable to compete effectively, we may not be able to achieve our business goals, which would adversely affect our business, financial condition and operating results.
The MI industry is highly competitive. With six private MI companies actively competing for business from the same residential mortgage originators, it is important that we continue to differentiate ourselves from the other mortgage insurers, each of which sells substantially similar products to ours. We compete with other private mortgage insurers based on our terms of coverage, underwriting guidelines, pricing, customer service (including speed of MI underwriting and decisions), availability of ancillary products and services (including training and loan review services), financial strength, information security, customer relationships, name recognition and reputation, the strength of management teams and sales organizations, the effective use of technology, and innovation in the delivery and servicing of insurance products.
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
Certain of our competitors are subsidiaries of larger and more diversified corporations that may have access to greater amounts of capital and financial resources than we do, or at a lower cost of capital, and some have better financial strength ratings than we have. As a result, they may be better positioned to compete in and outside of the traditional MI market, including when the GSEs pursue alternative forms of credit enhancement other than private MI. In particular, Freddie Mac recently commenced piloting a new credit risk transfer program under which it purchases high-LTV loans (i.e., LTVs above 80%) without MI and subsequently places mortgage insurance with a captive insurer controlled by one of our competitors, which captive in turn cedes 100% of the risk to a panel of offshore reinsurers (Freddie Mac calls the program IMAGIN). There have been media reports that Fannie Mae is considering a similar initiative. Although IMAGIN is currently in the pilot phase, we believe it competes with traditional LPMI products offered by private MI companies, including ours, and may gain traction in the market if, and to the extent, IMAGIN pricing is lower than prevailing LPMI rates and features of the IMAGIN offering cause originators and the GSEs to materially modify their historical preference for private MI as credit enhancement on high-LTV loans. In addition, the pricing of IMAGIN and competing LPMI products may allow these products to begin to impinge on BPMI market share, or may cause MIs, including NMIC, to reduce BPMI rates to deter this from occurring.
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

•
GSEs and other investors using credit enhancements other than MI (including alternative forms of credit risk transfer such as IMAGIN), using other credit enhancements in conjunction with reduced levels of MI coverage, or accepting credit risk without credit enhancement;

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
Further, at the direction of the FHFA, the GSEs have expanded their credit and mortgage risk transfer programs. These programs have included the use of structured finance vehicles, obtaining insurance from non-mortgage insurers (e.g., IMAGIN), including off-shore reinsurance, engaging in credit-linked note transactions in the capital markets, or using other forms of debt issuances or securitizations that transfer credit risk directly to other investors. The growing success of these programs and the perception that some of these risk-sharing structures have beneficial features in comparison to private MI (e.g., lower costs, reduced counter-party risk due to collateral requirements or more diversified insurance exposures) may create increased competition for private MI on loans traditionally sold to the GSEs with private MI.
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
With the GSEs in a prolonged conservatorship, there has been ongoing debate over the future role and purpose of the GSEs in the U.S. housing market. The U.S. Congress may legislate structural and other changes to the GSEs and the functioning of the secondary mortgage market. Since 2011, there have been numerous legislative proposals intended to incrementally scale back the GSEs (such as a statutory mandate for the GSEs to transfer mortgage credit risk to the private sector) or to completely reform the housing finance system. Congress, however, has not enacted any legislation to date. The proposals vary greatly with regard to the government's role in the housing market, and more specifically, with regard to the existence of an explicit or implicit government guarantee. If any GSE reform legislation is enacted, it could impact the current role of private mortgage insurance as credit enhancement, including its reduction or elimination, which would have an adverse effect on our revenue, operating results, prospects or financial condition. As a result of these matters, it is uncertain what role private capital, including MI, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact on our business is uncertain. Any changes to the charters or statutory authorities of the GSEs would require Congressional action to implement. Passage and timing of any comprehensive GSE reform legislation or incremental change is uncertain and could change through the legislative process, which could take time, making the actual impact on us and our industry difficult to predict. With the current administration and Republican majority in Congress (including the resulting control of key committees addressing GSE reform), there is a possibility for greater consensus, although much uncertainty remains regarding the details of any reform as well as when it would be enacted or implemented. Any such changes that come to pass could have a significant impact on our business.

In recent years, the FHFA has set goals for the GSEs to transfer significant portions of the GSEs' mortgage credit risk to the private sector. To date, several credit risk transfer products have been created under the program, including IMAGIN and others discussed above in "The amount of insurance we may be able to write could be adversely affected if lenders and investors select alternatives to private MI." To the extent these credit risk products evolve in a manner that displaces primary MI coverage, the amount of insurance we write may be reduced. It is difficult to predict the impact of alternative credit risk transfer products, if any, that are developed to meet the goals established by the FHFA.
Item 6. Exhibits
An index to exhibits has been filed as part of this report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
May 1, 2018	By: /s/ Adam Pollitzer
Name: Adam Pollitzer Title: Chief Financial Officer and Duly Authorized Signatory

EXHIBIT INDEX

Exhibit Number	Description

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

10.11 ~	Offer Letter by and between NMI Holdings, Inc. and William Leatherberry, dated July 11, 2014 (incorporated herein by reference to Exhibit 10.10 to our Form 10-Q, filed on April 28, 2016)
10.12 ~	Offer Letter by and between NMI Holdings, Inc. and Adam Pollitzer, dated February 1, 2017 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 3, 2017)
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

10.16
Amendment No. 1, dated February 10, 2017, to the Credit Agreement dated November 10, 2015, between NMI Holdings, Inc., the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 10, 2017)

10.17
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

10.27 ~	NMI Holdings, Inc. Severance Benefit Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 17, 2016)
10.28 ~	NMI Holdings, Inc. Change in Control Severance Benefit Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 23, 2017)
10.29 ~	NMI Holdings, Inc. Clawback Policy (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on February 23, 2017)
21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ii

101 *
The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2018 and 2017
     (iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2018 and the year ended December 31, 2017
(iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and
(v) Notes to Condensed Consolidated Financial Statements.

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