Form 10-Q
period 2018-06-30
NMI Holdings, Inc.
filed 2018-08-01
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-36174
NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	45-4914248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Powell Street, Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

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
YES ☐ NO ☒

The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on July 30, 2018 was 65,755,084 shares.

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
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report on Form 10-Q, including the exhibits hereto. In addition, for additional discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner, you should review the Risk Factors in Part II, Item 1A of this report and in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 10-K), as updated in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (First Quarter 10-Q) and as subsequently updated in other reports we file from time to time with the U.S. Securities and Exchange Commission (SEC).
Unless expressly indicated or the context requires otherwise, the terms "we," "our," "us" and the "Company" in this document refer to NMI Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries on a consolidated basis.

PART I

Item 1. Financial Statements

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2018	December 31, 2017
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $852,029 and $713,859 as of June 30, 2018 and December 31, 2017, respectively)	$838,265	$715,875
Cash and cash equivalents	16,454	19,196
Premiums receivable	31,252	25,179
Accrued investment income	4,789	4,212
Prepaid expenses	2,907	2,151
Deferred policy acquisition costs, net	42,363	37,925
Software and equipment, net	22,803	22,802
Intangible assets and goodwill	3,634	3,634
Prepaid reinsurance premiums	35,798	40,250
Deferred tax asset, net	12,378	19,929
Other assets	5,836	3,695
Total assets	$1,016,479	$894,848

Liabilities
Term loan	$147,262	$143,882
Unearned premiums	165,658	163,166
Accounts payable and accrued expenses	21,407	23,364
Reserve for insurance claims and claim expenses	10,601	8,761
Reinsurance funds withheld	31,011	34,102
Deferred ceding commission	4,507	5,024
Warrant liability, at fair value	6,391	7,472
Total liabilities	386,837	385,771
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 65,753,784 and 60,517,512 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively (250,000,000 shares authorized)	658	605
Additional paid-in capital	670,870	585,488
Accumulated other comprehensive loss, net of tax	(15,043)	(2,859)
Accumulated deficit	(26,843)	(74,157)
Total shareholders' equity	629,642	509,077
Total liabilities and shareholders' equity	$1,016,479	$894,848
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenues	(In Thousands, except for per share data)
Net premiums earned	$61,615	$37,917	$116,529	$71,142
Net investment income	5,735	3,908	10,309	7,715
Net realized investment gains	59	188	59	130
Other revenues	44	185	108	265
Total revenues	67,453	42,198	127,005	79,252
Expenses
Insurance claims and claim expenses	643	1,373	2,212	2,008
Underwriting and operating expenses	29,020	28,048	57,473	54,037
Total expenses	29,663	29,421	59,685	56,045
Other expense
Gain (Loss) from change in fair value of warrant liability	109	19	529	(177)
Interest expense	(5,560)	(3,300)	(8,979)	(6,794)
Total other expense	(5,451)	(3,281)	(8,450)	(6,971)

Income before income taxes	32,339	9,496	58,870	16,236
Income tax expense	7,098	3,484	11,274	4,732
Net income	$25,241	$6,012	$47,596	$11,504

Earnings per share
Basic	$0.38	$0.10	$0.74	$0.19
Diluted	$0.37	$0.10	$0.70	$0.18

Weighted average common shares outstanding
Basic	65,664	59,823	63,891	59,577
Diluted	68,616	63,010	67,171	62,689

Net income	$25,241	$6,012	$47,596	$11,504
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) in accumulated other comprehensive income, net of tax expense (benefit) of ($2,879) and $1,388 for the three months ended June 30, 2018 and 2017, respectively, and ($3,304) and $2,073 for the six months ended June 30, 2018 and 2017	(1,464)	2,822	(12,429)	4,017
Reclassification adjustment for realized (gains) included in net income, net of tax expenses of $12 and $66 for the three months ended June 30, 2018 and 2017, respectively, and $10 and $45 for the six months ended June 30, 2018 and 2017	(46)	(122)	(37)	(84)
Other comprehensive income (loss), net of tax	(1,510)	2,700	(12,466)	3,933
Comprehensive income	$23,731	$8,712	$35,130	$15,437
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
	(In Thousands)
Balances, January 1, 2017	59,145	$591	$576,927	$(5,287)	$(96,722)	$475,509
Cumulative effect of change in accounting principle	—	—	388	—	515	903
Common stock: class A shares issued related to warrants	32	*	183	—	—	183
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	1,341	14	(1,494)	—	—	(1,480)
Share-based compensation expense	—	—	9,484	—	—	9,484
Change in unrealized investment gains/losses, net of tax expense of $1,307	—	—	—	2,428	—	2,428
Net income	—	—	—	—	22,050	22,050
Balances, December 31, 2017	60,518	$605	$585,488	$(2,859)	$(74,157)	$509,077
Cumulative effect of change in accounting principle	—	—	—	282	(282)	—
Common stock: class A shares issued related to public offering	4,255	43	79,122	—	—	79,165
Common stock: class A shares issued related to warrants	29	*	552	—	—	552
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	952	10	(114)	—	—	(104)
Share-based compensation expense	—	—	5,822	—	—	5,822
Change in unrealized investment gains/losses, net of tax benefit of $3,314	—	—	—	(12,466)	—	(12,466)
Net income	—	—	—	—	47,596	47,596
Balances, June 30, 2018	65,754	$658	$670,870	$(15,043)	$(26,843)	$629,642

* During the year ended December 31, 2017 and the six months ended June 30, 2018, we issued 32,368 and 29,437 common shares, respectively, with a par value of $0.01 related to the exercise of warrants, which is not identifiable in this schedule due to rounding.

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2018	2017
Cash flows from operating activities	(In Thousands)
Net income	$47,596	$11,504
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized investment gains	(59)	(130)
(Gain) Loss from change in fair value of warrant liability	(529)	177
Depreciation and amortization	3,810	3,119
Net amortization of premium on investment securities	810	772
Amortization of debt discount and debt issuance costs	2,851	757
Share-based compensation expense	5,822	4,219
Deferred income taxes	10,864	4,449
Changes in operating assets and liabilities:
Premiums receivable	(6,073)	(4,067)
Accrued investment income	(577)	(445)
Prepaid expenses	(756)	(81)
Deferred policy acquisition costs, net	(4,438)	(4,097)
Other assets (1)	68	(328)
Unearned premiums	2,492	4,246
Reserve for insurance claims and claim expenses	1,840	2,047
Reinsurance balances, net (1)	365	(192)
Accounts payable and accrued expenses	(2,733)	(7,358)
Net cash provided by operating activities	61,353	14,592
Cash flows from investing activities
Purchase of short-term investments	(83,874)	(78,564)
Purchase of fixed-maturity investments, available-for-sale	(219,093)	(116,991)
Proceeds from maturity of short-term investments	52,562	94,677
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	111,485	65,587
Additions to software and equipment	(3,273)	(4,863)
Net cash used in investing activities	(142,193)	(40,154)
Cash flows from financing activities
Proceeds from issuance of common stock related to public offering	79,165	—
Proceeds from issuance of common stock related to employee equity plans	6,173	2,614
Taxes paid related to net share settlement of equity awards	(6,480)	(3,643)
Proceeds from senior note, net	149,250	—
Repayments of term loan	(146,625)	(750)
Payments of debt modification costs	(3,385)	(370)
Net cash provided by (used in) financing activities	78,098	(2,149)

Net decrease in cash and cash equivalents	(2,742)	(27,711)
Cash and cash equivalents, beginning of period	19,196	47,746
Cash and cash equivalents, end of period	$16,454	$20,035

Supplemental disclosures of cash flow information
Interest paid	$6,425	$7,292
Income tax paid	447	585
(1) Ceded losses recoverable on the QSR Transactions were reclassified from "Other Assets" in prior periods to "Reinsurance balance, net".
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
In April 2012, we completed a private placement of our securities, through which we offered and sold an aggregate of 55 million of our Class A common stock resulting in net proceeds of approximately $510 million (the Private Placement), and we completed the acquisition of our insurance subsidiaries for $8.5 million in cash, common stock and warrants, plus the assumption of $1.3 million in liabilities. In November 2013, we completed an initial public offering of 2.4 million shares of our common stock, and our common stock began trading on the NASDAQ exchange on November 8, 2013, under the symbol "NMIH." In March 2018, we completed the sale of an additional 4.3 million shares of common stock including a 15% option to purchase additional shares, which was exercised in full.
In April 2013, NMIC, our primary insurance subsidiary, issued its first mortgage insurance policy. NMIC is licensed to write mortgage insurance in all 50 states and D.C. In August 2015, NMIH capitalized a wholly owned subsidiary, NMI Services, Inc. (NMIS), through which we offer outsourced loan review services to mortgage loan originators.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, which include the results of NMIH and its wholly owned subsidiaries, have been prepared in accordance with the instructions to Form 10-Q as prescribed by the SEC for interim reporting and include other information and disclosures required by accounting principles generally accepted in the U.S. (GAAP). Our accounts are maintained in U.S. dollars. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2017, included in our 2017 10-K. All intercompany transactions have been eliminated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as of the balance sheet date. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates. Certain reclassifications to our previously reported financial information have been made to conform to current period presentation. The results of operations for the interim period may not be indicative of the results that may be expected for the full year ending December 31, 2018.
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

Effective January 1, 2018, NMIC entered into a second quota share reinsurance transaction (2018 QSR Transaction) which is similar in nature to the quota share reinsurance transaction we entered into in September 2016 (2016 QSR Transaction, together with 2018 QSR Transaction, the QSR Transactions) (see Note 5, "Reinsurance"). We earn profit and ceding commissions in connection with the QSR Transactions.  Profit commissions represent a percentage of the profits recognized by reinsurers that are returned to us, based on the level of claims and claim expenses that we cede. We recognize any profit commissions we earn as increases to premium revenue. Ceding commissions are calculated as a percentage of ceded written premiums under the 2016 QSR Transaction and as a percentage of ceded earned premiums under the 2018 QSR Transaction, to cover our costs to acquire and service the direct policies. We earn the ceding commissions in a manner consistent with our recognition of earnings on the underlying insurance policies, over the terms of the policies reinsured. We account for ceding commissions earned as a reduction to underwriting and operating expenses.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements - Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This update is intended to provide a consistent approach in recognizing revenue. In December 2016, the FASB clarified that all contracts that are within the scope of Topic 944, Financial Services-Insurance, are excluded from the scope of ASU 2014-09. Accordingly, this update did not impact the recognition of revenue related to insurance premiums or investment income, which represent a majority of our total revenues. The update impacted our loan review services revenue, which is the only revenue stream in scope of the update. We adopted this update on January 1, 2018 using the modified-retrospective approach and the impact was immaterial to our consolidated financial statements.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of June 30, 2018	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$48,288	$10	$(2,060)	$46,238
Municipal debt securities	93,607	226	(1,482)	92,351
Corporate debt securities	508,217	509	(10,700)	498,026
Asset-backed securities	148,103	345	(664)	147,784
Total bonds	798,215	1,090	(14,906)	784,399
Short-term investments	53,814	52	—	53,866
Total investments	$852,029	$1,142	$(14,906)	$838,265

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2017	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$65,669	$—	$(981)	$64,688
Municipal debt securities	89,973	534	(659)	89,848
Corporate debt securities	435,562	4,231	(1,958)	437,835
Asset-backed securities	100,153	916	(125)	100,944
Total bonds	691,357	5,681	(3,723)	693,315
Long-term investments - other	353	—	—	353
Short-term investments	22,149	58	—	22,207
Total investments	$713,859	$5,739	$(3,723)	$715,875
As of June 30, 2018 and December 31, 2017, approximately $5.2 million and $7.0 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair values of available-for-sale securities as of June 30, 2018 and December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of June 30, 2018	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$72,205	$72,166
Due after one through five years	313,545	309,079
Due after five through ten years	314,376	305,507
Due after ten years	3,800	3,729
Asset-backed securities	148,103	147,784
Total investments	$852,029	$838,265

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of December 31, 2017	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$97,406	$97,394
Due after one through five years	195,795	195,626
Due after five through ten years	305,798	306,930
Due after ten years	14,707	14,981
Asset-backed securities	100,153	100,944
Total investments	$713,859	$715,875
Aging of Unrealized Losses
As of June 30, 2018, the investment portfolio had gross unrealized losses of $14.9 million, $4.7 million of which has been in an unrealized loss position for a period of 12 months or greater. We did not consider these securities to be other-than-temporarily impaired as of June 30, 2018. We based our conclusion that these investments were not other-than-temporarily impaired as of June 30, 2018 on the following facts: (i) the unrealized losses were primarily caused by interest rate movements since the purchase date; (ii) we do not intend to sell these investments; and (iii) we do not believe that it is more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may not occur until maturity. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of June 30, 2018		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	14	$29,453	$(1,187)	8	$14,657	$(873)	22	$44,110	$(2,060)
Municipal debt securities	27	52,276	(811)	10	17,670	(671)	37	69,946	(1,482)
Corporate debt securities	209	363,399	(7,575)	19	45,034	(3,125)	228	408,433	(10,700)
Asset-backed securities	42	79,609	(626)	4	6,236	(38)	46	85,845	(664)
Short-term investments	—	—	—	—	—	—	—	—	—
Total	292	$524,737	$(10,199)	41	$83,597	$(4,707)	333	$608,334	$(14,906)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2017		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	16	$29,806	$(394)	26	$34,882	$(587)	42	$64,688	$(981)
Municipal debt securities	21	38,628	(264)	10	17,945	(395)	31	56,573	(659)
Corporate debt securities	94	128,313	(829)	23	48,978	(1,129)	117	177,291	(1,958)
Asset-backed securities	22	27,947	(63)	5	12,438	(62)	27	40,385	(125)
Total	153	$224,694	$(1,550)	64	$114,243	$(2,173)	217	$338,937	$(3,723)
The following table presents the components of net investment income:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Investment income	$5,937	$4,099	$10,719	$8,092
Investment expenses	(202)	(191)	(410)	(377)
Net investment income	$5,735	$3,908	$10,309	$7,715

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the components of net realized investment gains (losses):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Gross realized investment gains	$59	$188	$59	$467
Gross realized investment losses	—	—	—	(337)
Net realized investment gains (losses)	$59	$188	$59	$130
Investment Securities - Other-than-Temporary Impairment (OTTI)
At June 30, 2018, we held no other-than-temporarily impaired securities and during the three and six months ended June 30, 2018, there were no credit losses recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income. During the three months ended June 30, 2017, there were no OTTI losses. During the six months ended June 30, 2017, there were OTTI losses of $144 thousand recognized in earnings.
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
The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2018	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$46,238	$—	$—	$46,238
Municipal debt securities	—	92,351	—	92,351
Corporate debt securities	—	498,026	—	498,026
Asset-backed securities	—	147,784	—	147,784
Long-term investment – other	—	—		—
Cash, cash equivalents and short-term investments	70,320			70,320
Total assets	$116,558	$738,161	$—	$854,719
Warrant liability	—	—	6,391	6,391
Total liabilities	$—	$—	$6,391	$6,391

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2017	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$59,844	$4,844	$—	$64,688
Municipal debt securities	—	89,848	—	89,848
Corporate debt securities	—	437,835	—	437,835
Asset-backed securities	—	100,944	—	100,944
Long-term investment - other	353	—	—	353
Cash, cash equivalents and short-term investments	41,403	—	—	41,403
Total assets	$101,600	$633,471	$—	$735,071
Warrant liability	—	—	7,472	7,472
Total liabilities	$—	$—	$7,472	$7,472
    There were no transfers between Level 1 and Level 2, nor any transfers in or out of Level 3, of the fair value hierarchy during the six months ended June 30, 2018 and the year ended December 31, 2017.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a roll-forward of Level 3 liabilities measured at fair value:

	For the six months ended June 30,
Warrant Liability	2018	2017
	(In Thousands)
Balance, January 1	$7,472	$3,367
Change in fair value of warrant liability included in earnings	(529)	177
Issuance of common stock on warrant exercise	(552)	—
Balance, June 30	$6,391	$3,544
The following table outlines the key inputs and assumptions used to calculate the fair value of the warrant liability in the Black-Scholes option-pricing model as of the dates indicated.

	As of June 30,
	2018	2017
Common Stock Price	$16.30	$11.45
Risk free interest rate	2.60%	1.68%
Expected life	2.49 years	3.75 years
Expected volatility	32.7%	30.6%
Dividend yield	0%	0%
The changes in fair value of the warrant liability for the six months ended June 30, 2018 and 2017 are primarily attributable to changes in the price of our common stock during the respective periods, with additional impact related to changes in the Black-Scholes model inputs and exercises of outstanding warrants.
4. Debt Obligations
On May 24, 2018, we entered into a credit agreement (2018 Credit Agreement), which provides for (i) a $150 million five-year senior secured term loan facility (2018 Term Loan) that matures on May 24, 2023; and (ii) a $85 million three-year secured revolving credit facility (2018 Revolving Credit Facility) that matures on May 24, 2021. Proceeds from the 2018 Term Loan were used to repay in full the outstanding amount due under our $150 million amended term loan due November 10, 2019 (the 2015 Term Loan) and to pay fees and expenses incurred in connection with the 2018 Credit Agreement.
2018 Term Loan

The 2018 Term Loan bears interest at the Eurodollar Rate, as defined in the 2018 Credit Agreement and subject to a 1.00% floor, plus an annual margin rate of 4.75%, representing an all-in rate of 6.84% as of June 30, 2018, payable monthly based on our current interest period election. Quarterly principal payments of $375 thousand are also required starting on September 30, 2018. The 2018 Term Loan has a prepayment premium of 1% for any refinancing prepayments made on or prior to the date that is six months after the date of the 2018 Credit Agreement, after which there is no prepayment penalty.

Interest expense for the quarter ending June 30, 2018 includes amounts related to our interest payment, one-time financing costs and the amortization of issuance costs and original issue discounts. For the six months ended June 30, 2018, we recorded $9.0 million of interest expense, including $2.2 million of costs related to the extinguishment of the 2015 Term Loan and issuance of the 2018 Term Loan. Capitalized debt issuance costs totaling $1.8 million and original issue discounts totaling $986 thousand are being amortized to interest expense using the effective interest method over the contractual life of the 2018 Term Loan. As of June 30, 2018, the remaining unamortized issuance cost and original issue discounts totaled $2.7 million, and the outstanding balance of the Term Loan was $150 million.

We are subject to certain covenants under the 2018 Term Loan (as defined in the 2018 Credit Agreement), including (but not limited to) a maximum debt-to-total capitalization ratio (as defined in the 2018 Credit Agreement) of 35% under the 2018 Term Loan. We were in compliance with all covenants as of June 30, 2018.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Future principal payments due under the 2018 Term Loan as of June 30, 2018 are as follows:

As of June 30, 2018	Principal
(In thousands)
2018	$750
2019	1,500
2020	1,500
2021	1,500
2022	1,500
2023	143,250
Total	$150,000

2018 Revolving Credit Facility

Borrowings under the 2018 Revolving Credit Facility may be used for general corporate purposes and will accrue interest at a variable rate equal to, at our discretion, (i) a base rate (as defined in the 2018 Credit Agreement, subject to a floor of 1.00% per annum) plus a margin of 1.00% to 2.50% per annum, based on the applicable corporate credit rating at the time, or (ii) the Eurodollar Rate (subject to a floor of 0.00% per annum) plus a margin of 2.00% to 3.50% per annum, based on the applicable corporate credit rating at the time. As of June 30, 2018, no borrowings had been made under the 2018 Revolving Credit Facility.

We are required to pay a quarterly commitment fee on the average daily undrawn amount of the 2018 Revolving Credit Facility, which ranges from 0.30% to 0.60%, based on the applicable corporate credit rating at the time. As of June 30, 2018, the applicable commitment fee was 0.50%. We recorded $46 thousand of commitment fees in interest expense for the period from May 24, 2018 through June 30, 2018.

We incurred issuance costs of $1.5 million in connection with the establishment of the 2018 Revolving Credit Facility, which were deferred and recorded within Other Assets. These costs will be amortized through interest expense over the three-year life of the 2018 Revolving Credit Facility on a straight line basis. As of June 30, 2018, the remaining issuance cost was $1.5 million, net of $42 thousand of accumulated amortization.

We are subject to certain covenants under the 2018 Revolving Credit Facility, including (but not limited to) the following: a maximum debt-to-total capitalization ratio of 35%, a minimum liquidity requirement, compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants as of June 30, 2018.

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
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In Thousands)
Net premiums written
Direct	$70,677	$46,672	$136,704	$85,916
Ceded (1)	(6,234)	(6,886)	(13,231)	(11,527)
Net premiums written	$64,443	$39,786	$123,473	$74,389

Net premiums earned
Direct	$70,609	$44,233	$134,212	$81,671
Ceded (1)	(8,994)	(6,316)	(17,683)	(10,529)
Net premiums earned	$61,615	$37,917	$116,529	$71,142
(1) Net of profit commission
Excess-of-loss reinsurance
In May 2017, NMIC entered into a reinsurance agreement with Oaktown Re Ltd. (Oaktown Re) that provides for up to $211.3 million of aggregate excess-of-loss reinsurance coverage at inception for new delinquencies on an existing portfolio of mortgage insurance policies written from 2013 through December 31, 2016. For the reinsurance coverage period, NMIC will retain the first layer of $126.8 million of aggregate losses and Oaktown Re will then provide second layer coverage up to the outstanding reinsurance coverage amount. NMIC will then retain losses in excess of the outstanding reinsurance coverage amount. The outstanding reinsurance coverage amount decreases from $211.3 million at inception over a ten-year period as the underlying covered mortgages amortize and/or are repaid and was $156.1 million as of June 30, 2018. The outstanding reinsurance coverage amount will stop amortizing if certain credit enhancement or delinquency thresholds are triggered.
Oaktown Re financed the coverage by issuing mortgage insurance-linked notes in an aggregate amount of $211.3 million to unaffiliated investors (the 2017 Notes). The 2017 Notes mature on April 26, 2027. All of the proceeds paid to Oaktown Re from the sale of the 2017 Notes were deposited into a reinsurance trust to collateralize and fund the obligations of Oaktown Re to NMIC under the reinsurance agreement. Funds in the reinsurance trust account are required to be invested in high credit quality money market funds at all times.  We refer collectively to NMIC's reinsurance agreement with Oaktown Re and the issuance of the 2017 Notes by Oaktown Re as the 2017 ILN Transaction. Under the terms of the 2017 ILN Transaction, NMIC makes risk premium payments for the applicable outstanding reinsurance coverage amount and pays Oaktown Re for anticipated operating expenses (capped at $300 thousand per year). For the three and six months ended June 30, 2018, NMIC ceded risk premiums of $1.6 million and $3.3 million, respectively. For the three and six months ended June 30, 2017, NMIC ceded risk premiums of $1.4 million. NMIC did not cede any losses to Oaktown Re.
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
At the time the 2017 ILN Transaction was entered into with Oaktown Re, we evaluated the applicability of the accounting guidance that addresses variable interest entities (VIEs). As a result of the evaluation of the 2017 ILN Transaction, we concluded that Oaktown Re is a VIE. However, given that NMIC does not have significant economic exposure in Oaktown Re, we do not consolidate Oaktown Re in our consolidated financial statements.

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
2018 QSR Transaction
Effective January 1, 2018, NMIC entered into the 2018 QSR Transaction with a panel of third-party reinsurers. Each of the third-party reinsurers has an insurer financial strength rating of A- or better by S&P, A.M. Best or both. Under the 2018 QSR Transaction, NMIC cedes premiums earned related to 25% of risk on eligible policies written in 2018 and 20% to 30% (such amount to be determined by NMIC at its sole election by December 1, 2018) in 2019.
The 2018 QSR Transaction is scheduled to terminate on December 31, 2029. However, NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2022, or at the end of any calendar quarter thereafter, which would result in NMIC reassuming the related risk.
The following table shows the amounts related to the QSR Transactions:

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In Thousands)
Ceded risk-in-force	3,606,928	2,403,027	3,606,928	2,403,027
Ceded premiums written	(15,318)	(12,034)	(29,843)	(22,326)
Ceded premiums earned	(18,077)	(11,463)	(34,295)	(21,328)
Ceded claims and claims expenses	173	342	716	610
Ceding commission written	3,064	2,407	5,969	4,465
Ceding commission earned	3,536	2,275	6,687	4,340
Profit commission	10,707	6,536	19,908	12,187

Ceded premiums written under the 2016 QSR Transaction are recorded on the balance sheet as prepaid reinsurance premiums and amortized to ceded premiums earned in a manner consistent with the recognition of revenue on direct premiums. Under the 2018 QSR Transaction, premiums are ceded on an earned basis as defined in the agreement. NMIC receives a 20% ceding commission for premiums ceded under the QSR Transactions. NMIC also receives a profit commission, provided that the loss ratio on the loans covered under the 2016 QSR Transaction and 2018 QSR Transaction generally remains below 60% and 61%, respectively, as measured annually. Ceded claims and claim expenses under the QSR Transactions reduce NMIC's profit commission on a dollar-for-dollar basis.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. NMIC's reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to our 2016 QSR Transaction was $2.4 million as of June 30, 2018.
In accordance with the terms of the 2018 QSR Transaction, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also settled quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to our 2018 QSR Transaction was $8 thousand as of June 30, 2018.
6. Reserves for Insurance Claims and Claim Expenses
We establish reserves to recognize the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. Consistent with industry practice, we establish reserves for loans that have been reported to us by servicers as having been in default for at least 60 days, referred to as case reserves, and additional loans that we estimate (based on actuarial review) have been in default for at least 60 days that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish claims expense reserves, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claims settlement process. As of June 30, 2018, we had reserves for insurance claims and claims expenses of $10.6 million for 768 primary loans in default. During the first six months of 2018, we paid 35 claims totaling $1.1 million, including 26 claims covered under the QSR Transactions representing $237 thousand of ceded claims and claims expenses.
In 2013, we entered into a pool insurance transaction with Fannie Mae. The pool transaction includes a deductible, which represents the amount of claims to be absorbed by Fannie Mae before we are obligated to pay any claims. We only establish reserves for pool risk if we expect claims to exceed this deductible. At June 30, 2018, 54 loans in the pool were past due by 60 days or more. These 54 loans represent approximately $3.2 million of risk-in-force (RIF). Due to the size of the remaining deductible, the low level of notices of default (NODs) reported on loans in the pool through June 30, 2018 and the expected severity (all loans in the pool have loan-to-value ratios (LTV) ratios under 80%), we did not have any case or IBNR reserves for pool risks at June 30, 2018. In connection with the settlement of pool claims, we applied $574 thousand to the pool deductible through June 30, 2018. At June 30, 2018, the remaining pool deductible was $9.8 million. We have not paid any pool claims to date. 100% of our pool RIF is reinsured under the 2016 QSR Transaction.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claim expenses:

	For the six months ended June 30,
	2018	2017
	(In Thousands)
Beginning balance	$8,761	$3,001
Less reinsurance recoverables (1)	(1,902)	(297)
Beginning balance, net of reinsurance recoverables	6,859	2,704

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	3,152	2,331
Prior years (3)	(940)	(323)
Total claims and claims expenses incurred	2,212	2,008

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	—
Prior years (3)	852	563
Total claims and claim expenses paid	852	563

Reserve at end of period, net of reinsurance recoverables	8,219	4,149
Add reinsurance recoverables (1)	2,382	899
Ending balance	$10,601	$5,048
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
The "claims incurred" section of the table above shows claims and claim expenses incurred on NODs for current and prior years, including IBNR reserves. The amount of claims incurred relating to current year NODs represents the estimated amount of claims and claims expenses to be ultimately paid on such loans in default.  We recognized $940 thousand and $323 thousand of favorable prior year development during the six months ended June 30, 2018 and 2017, respectively, due to NOD cures and ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we learn additional information about individual defaults and claims and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $5.9 million related to prior year defaults remained as of June 30, 2018.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(In Thousands, except for per share data)
Basic net income	$25,241	$6,012	$47,596	$11,504
Basic weighted average shares outstanding	65,664	59,823	63,891	59,577
Basic earnings per share	$0.38	$0.10	$0.74	$0.19

Basic net income	$25,241	$6,012	$47,596	$11,504
Warrant gain, net of tax	(86)	(12)	(418)	—
Diluted net income	$25,155	$6,000	$47,178	$11,504

Basic weighted average shares outstanding	65,664	59,823	63,891	59,577
Dilutive effect of issuable shares	2,952	3,187	3,280	3,112
Diluted weighted average shares outstanding	68,616	63,010	67,171	62,689

Diluted earnings per share	$0.37	$0.10	$0.70	$0.18

Anti-dilutive shares	308	835	231	834

8. Warrants
We issued 992 thousand warrants in connection with the Private Placement. Each warrant gives the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million.
During the six months ended June 30, 2018, 63 thousand warrants were exercised resulting in 29 thousand common shares issued. No warrants were exercised during the six months ended June 30, 2017. Upon exercise, we reclassified the fair value of the warrants from warrant liability to additional paid-in capital and recognized a loss of approximately $42 thousand.
We account for these warrants to purchase our common shares in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity.
9. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21% for the current and all future years following the enactment of the TCJA on December 22, 2017. We were subject to a statutory U.S. federal corporate income tax rate of 35% for all prior years through December 31, 2017. NMIH files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our provision for income taxes for interim reporting periods is established based on our estimated annual effective tax rates for a given year. Our effective tax rate on our pre-tax income was 21.9% and 19.2% for the three and six months ended June 30, 2018, respectively, compared to 36.7% and 29.1% for the three and six months ended June 30, 2017, respectively. The decrease in the effective tax rates for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 is attributable to the decrease in the statutory U.S. federal corporate income tax rate. We currently pay no federal income tax primarily due to the forecasted utilization of our federal net operating loss carryforwards, which were $93.3 million as of December 31, 2017. As a result, the interim provision for income taxes represents changes to deferred tax assets.
Provisional amounts
The TCJA reduced the statutory U.S. federal corporate income tax rate from 35% to 21% and changed the tax deductibility of certain expenses for tax years beginning after December 31, 2017. We have not completed our full assessment of the tax effects of the enactment of the TCJA on our deferred tax balances as of June 30, 2018 and December 31, 2017; however, in certain cases, as described below, we have made reasonable estimates of the effects on our deferred tax balances. We recognized a $13.6 million income tax expense in the year ended December 31, 2017 for the items we could reasonably estimate. We are still analyzing the TCJA and refining our calculations, which could impact the measurement of our existing deferred tax assets including those related

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

to share-based compensation. For tax years beginning after December 31, 2017, the TCJA expanded the number of individuals whose compensation is subject to a $1 million cap on tax deductibility and includes performance-based compensation in the calculation. As a result, we recorded a provisional amount to reduce the future tax benefit related to share-based compensation. We will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we incorporate additional guidance that may be issued by the U.S. Treasury Department, the IRS, or other standard-setting bodies.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). This update permits a company to reclassify the disproportionate income tax effects as a result of the TCJA on items within AOCI to retained earnings. We adopted this update on January 1, 2018 and adjusted the disproportionate income tax effects, or "stranded tax effects," resulting in a $0.3 million reduction to our beginning retained earnings as of January 1, 2018. The disproportionate tax effects that remain in AOCI of $4.2 million were not related to the TCJA and will remain in AOCI until certain events occur. Our elected accounting policy for available-for-sale debt securities is the "aggregate portfolio" approach.
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
NMIC and Re One's combined statutory net income (loss) was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Statutory net income (loss)	$2,066	$(11,616)	$(4,748)	$(21,706)
NMIC and Re One's statutory surplus, contingency reserve and risk-to-capital (RTC) ratios were as follows:

	June 30, 2018	December 31, 2017
	(Dollars In Thousands)
Statutory surplus	$439,754	$371,084
Contingency reserve	253,817	186,641
RTC Ratio	13.7:1	13.2:1
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. Subsequent Event
On July 25, 2018, NMIC entered into a reinsurance agreement with Oaktown Re II Ltd. (Oaktown Re II), a Bermuda domiciled special purpose reinsurer, that provides for up to $264.5 million of aggregate excess-of-loss reinsurance coverage at inception for new delinquencies on an existing portfolio of mortgage insurance policies written between January 1, 2017 and May 31, 2018. For the reinsurance coverage period, NMIC will retain the first layer of $125.3 million of aggregate losses and Oaktown Re II will then provide second layer coverage up to the outstanding reinsurance coverage amount. NMIC will then retain losses in excess of the outstanding reinsurance coverage amount.
Oaktown Re II financed the coverage by issuing mortgage insurance-linked notes in an aggregate amount of $264.5 million to unaffiliated investors (the 2018 Notes). The 2018 Notes mature on July 25, 2028. All of the proceeds paid to Oaktown Re II from the sale of the 2018 Notes were deposited into a reinsurance trust to collateralize and fund the obligations of Oaktown Re II to NMIC under the reinsurance agreement. Funds in the reinsurance trust account are required to be invested in high credit quality money market funds at all times.  We refer collectively to NMIC's reinsurance agreement with Oaktown Re II and the issuance of the 2018 Notes by Oaktown Re II as the 2018 ILN Transaction. Under the terms of the 2018 ILN Transaction, NMIC makes risk premium payments for the applicable outstanding reinsurance coverage amount and pays Oaktown Re II for anticipated operating expenses (capped at $250,000 per year).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following analysis should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2017 10-K, for a more complete understanding of our financial position and results of operations. In addition, investors should review the "Cautionary Note Regarding Forward-Looking Statements" above and the "Risk Factors" detailed in Part I, Item 1A of our 2017 10-K and Part II, Item 1A of our First Quarter 10-Q, as subsequently updated in other reports we file with the SEC, for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year or for any other period.
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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of June 30, 2018, we had master policy relationships with 1,313 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders and other non bank lenders. As of June 30, 2018, we had $61.2 billion of total insurance-in-force (IIF), including primary IIF of $58.1 billion, and $14.4 billion of gross RIF, including primary RIF of $14.3 billion.
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
Net Premiums Written and Net Premiums Earned
We set our premium rates on individual policies based on the risk characteristics of the underlying mortgage loans and borrowers, and in accordance with our filed rates and applicable rating rules. Effective June 4, 2018, we implemented our proprietary risk-based pricing platform, which we refer to as Rate GPSSM. Rate GPS considers up to 30 individual risk variables to assist in our underwriting selection process and determine policy pricing on an individual loan basis. Rate GPS evaluates a broader and more granular spectrum of risk attributes than our previous rate card pricing system and, we believe, provides us with an increased ability to align our premium rates with the risks of each individual loan. Although we expect most new business to be priced through Rate GPS, we will continue to offer a rate card pricing option to a limited number of lender customers who require a rate card for operational reasons. We believe Rate GPS will enhance our ability to continue building a high-quality mortgage insurance portfolio, and allow us to achieve risk-adjusted returns in line with our pricing expectations.
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
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is initially recorded as unearned premium and earned over the estimated life of the policy. A majority of our single premium policies in force as of June 30, 2018 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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
Excess-of-loss reinsurance
In May 2017, NMIC secured $211.3 million of aggregate excess-of-loss reinsurance coverage at inception for an existing portfolio of MI policies written from 2013 through December 31, 2016, through a mortgage insurance-linked notes offering by Oaktown Re. The reinsurance coverage amount under the terms of the 2017 ILN Transaction decreases from $211.3 million at inception over a ten-year period as the underlying covered mortgages amortize and/or are repaid, and was $156.1 million as of June 30, 2018. For the reinsurance coverage period, NMIC will retain the first layer of $126.8 million of aggregate losses and Oaktown Re will then provide a second layer of coverage up to the outstanding reinsurance coverage amount. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
In July 2018, NMIC secured $264.5 million of aggregate excess-of-loss reinsurance coverage at inception for an existing portfolio of MI policies written from January 1, 2017 through May 31, 2018, through a mortgage insurance-linked notes offering by Oaktown Re II. The reinsurance coverage amount under the terms of the 2018 ILN Transaction decreases from $264.5 million at inception over a ten-year period as the underlying covered mortgages amortize and/or are repaid. For the reinsurance coverage period, NMIC will retain the first layer of $125.3 million of aggregate losses and Oaktown Re II will then provide a second layer of coverage up to the outstanding reinsurance coverage amount. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
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

Primary and pool IIF and NIW	As of and for the three months ended				For the six months ended
	June 30, 2018		June 30, 2017		June 30, 2018	June 30, 2017
	IIF	NIW	IIF	NIW	NIW
		(In Millions)
Monthly	$41,843	$5,711	$24,865	$4,099	$11,152	$6,991
Single	16,246	802	13,764	938	1,821	1,605
Primary	58,089	6,513	38,629	5,037	12,973	8,596

Pool	3,064	—	3,447	$—	—	—
Total	$61,153	$6,513	$42,076	$5,037	$12,973	$8,596
For the three months ended June 30, 2018, NIW increased 29%, compared to the three months ended June 30, 2017, primarily because of the growth in our monthly policy volume tied to increased penetration of existing customer accounts and new customer account activations, partially offset by a reduction in our single policy production. NIW increased 51% for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to the growth within and expansion of our customer base . For the three and six months ended June 30, 2018, monthly premium NIW increased 39% and 60%, respectively, compared to the same periods a year ago.
For the six months ended June 30, 2018, 86% of our NIW related to monthly premium policies. As of June 30, 2018, monthly premium policies accounted for 72% of our primary IIF, as compared to 64% at June 30, 2017. We expect the break-down of monthly premium policies and single premium policies (which we refer to as "mix") in our primary IIF to continue to trend toward our current NIW mix over time. Our total IIF increased 45% as of June 30, 2018 compared to June 30, 2017, primarily because of the NIW we generated between such measurement dates and the high persistency of our policies in force.
The following table presents net premiums written and earned for the periods indicated.

Primary and pool premiums written and earned	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In Thousands)
Net premiums written (1)	$64,443	$39,786	$123,473	$74,389
Net premiums earned (1)	61,615	37,917	116,529	71,142
(1) Net premiums written and earned are reported net of reinsurance and premium refunds.
For the three and six months ended June 30, 2018, net premiums written increased 62% and 66%, respectively, and net premiums earned increased 62% and 64%, respectively, compared to the same periods in 2017. The increases in net premiums written and earned are due to the growth of our IIF and increased monthly policy production, partially offset by increased cessions under the QSR Transactions tied to the growth of our direct premium volume and inception of the 2017 ILN Transaction in May 2017. Pool premiums written and earned for the three and six months ended June 30, 2018, were $0.8 million and $1.7 million, respectively, before the effects of the 2016 QSR Transaction, under which all of our written and earned pool premiums have been ceded.

Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the date and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	($ Values In Millions)
New insurance written	$6,513	$6,460	$6,876	$6,115	$5,037
Percentage of monthly premium	88%	84%	83%	79%	81%
Percentage of single premium	12%	16%	17%	21%	19%
New risk written	$1,647	$1,580	$1,665	$1,496	$1,242
Insurance in force (IIF) (1)	58,089	53,434	48,465	43,259	38,629
Percentage of monthly premium	72%	70%	69%	66%	64%
Percentage of single premium	28%	30%	31%	34%	36%
Risk in force (1)	$14,308	$13,085	$11,843	$10,572	$9,417
Policies in force (count) (1)	241,993	223,263	202,351	180,089	161,195
Average loan size (1)	$0.240	$0.239	$0.240	$0.240	$0.240
Average coverage (2)	24.6%	24.5%	24.4%	24.4%	24.4%
Loans in default (count)	768	1,000	928	350	249
Percentage of loans in default	0.3%	0.5%	0.5%	0.2%	0.2%
Risk in force on defaulted loans	$43	$57	$53	$19	$14
Average premium yield (3)	0.44%	0.43%	0.44%	0.43%	0.41%
Earnings from cancellations	$3.1	$2.8	$4.2	$4.3	$3.8
Annual persistency (4)	85.5%	85.7%	86.1%	85.1%	83.1%
Quarterly run-off (5)	3.5%	3.1%	3.9%	3.8%	3.4%

(1)	Reported as of the end of the period.

(2)	Calculated as end of period RIF divided by IIF.

(3)	Calculated as net primary and pool premiums earned, net of reinsurance, divided by average gross primary IIF for the period, annualized.

(4)	Defined as the percentage of IIF that remains on our books after any 12-month period.

(5)	Defined as the percentage of IIF that is no longer on our books after any 3-month period.
The table below presents a summary of the change in total primary IIF during the periods indicated.

Primary IIF	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In Millions)
IIF, beginning of period	$53,434	$34,779	$48,465	$32,168
NIW	6,513	5,037	12,973	8,596
Cancellations and other reductions	(1,858)	(1,187)	(3,349)	(2,135)
IIF, end of period	$58,089	$38,629	$58,089	$38,629

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
The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of June 30, 2018		As of June 30, 2017
	IIF	RIF	IIF	RIF
	(In Millions)
June 30, 2018	$12,758	$3,174	$—	$—
2017	19,784	4,837	8,460	2,078
2016	16,800	4,109	19,288	4,650
2015	7,505	1,877	9,243	2,284
2014	1,210	303	1,596	395
2013	32	8	42	10
Total	$58,089	$14,308	$38,629	$9,417
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

Primary NIW by FICO	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	($ In Millions)
>= 760	$2,807	$2,376	$5,425	$4,059
740-759	1,129	793	2,203	1,343
720-739	964	626	1,878	1,082
700-719	747	568	1,558	965
680-699	469	368	1,036	632
<=679	397	306	873	515
Total	$6,513	$5,037	$12,973	$8,596
Weighted average FICO	747	749	745	749

Primary NIW by LTV	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	($ In Millions)
95.01% and above	$971	$474	$1,968	$748
90.01% to 95.00%	2,932	2,297	5,696	3,909
85.01% to 90.00%	1,888	1,506	3,644	2,607
85.00% and below	722	760	1,665	1,332
Total	$6,513	$5,037	$12,973	$8,596
Weighted average LTV	92.7%	92.2%	92.6%	92.1%

Primary NIW by purchase/refinance mix	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In Millions)
Purchase	$6,137	$4,518	$11,562	$7,502
Refinance	376	519	1,411	1,094
Total	$6,513	$5,037	$12,973	$8,596
The tables below present our total primary IIF and RIF by FICO and LTV and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of
	June 30, 2018		June 30, 2017
	($ In Millions)
>= 760	$27,311	47%	$19,224	50%
740-759	9,460	16	6,269	16
720-739	7,722	14	4,927	13
700-719	6,355	11	3,973	10
680-699	4,174	7	2,615	7
<=679	3,067	5	1,621	4
Total	$58,089	100%	$38,629	100%

Primary RIF by FICO	As of
	June 30, 2018		June 30, 2017
	($ In Millions)
>= 760	$6,758	47%	$4,720	50%
740-759	2,344	16	1,535	16
720-739	1,905	14	1,198	13
700-719	1,558	11	960	10
680-699	1,016	7	627	7
<=679	727	5	377	4
Total	$14,308	100%	$9,417	100%

Primary IIF by LTV	As of
	June 30, 2018		June 30, 2017
	($ In Millions)
95.01% and above	$5,747	10%	$2,367	6%
90.01% to 95.00%	26,119	45	17,441	46
85.01% to 90.00%	17,319	30	12,157	31
85.00% and below	8,904	15	6,664	17
Total	$58,089	100%	$38,629	100%

Primary RIF by LTV	As of
	June 30, 2018		June 30, 2017
	($ In Millions)
95.01% and above	$1,522	11%	$648	7%
90.01% to 95.00%	7,610	53	5,120	54
85.01% to 90.00%	4,154	29	2,893	31
85.00% and below	1,022	7	756	8
Total	$14,308	100%	$9,417	100%

Primary RIF by Loan Type	As of
	June 30, 2018	June 30, 2017

Fixed	98%	98%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	2	2
Total	100%	100%
The table below shows selected primary portfolio statistics, by book year, as of June 30, 2018.

	As of June 30, 2018
Book year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative default rate (2)
	($ Values in Millions)
2013	$162	$32	20%	655	171	1	1	0.3%	0.3%
2014	3,451	1,210	35%	14,786	6,245	54	21	3.6%	0.5%
2015	12,422	7,505	60%	52,548	34,641	235	33	2.9%	0.5%
2016	21,187	16,800	79%	83,626	69,454	283	18	2.2%	0.4%
2017	21,582	19,784	92%	85,897	80,646	188	1	2.0%	0.2%
2018	12,973	12,758	98%	51,457	50,836	7	—	0.5%	—%
Total	$71,777	$58,089		288,969	241,993	768	74

(1)	The ratio of total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.

(2)	The sum of the number of claims paid ever to date and number of loans in default as of the end of the period divided by policies ever in force.

Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the periods indicated. As of June 30, 2018, our RIF continues to be relatively more concentrated in California, primarily as a result of the size of the California mortgage market relative to the rest of the country and the location and timing of our acquisition of new customers. The distribution of risk as of June 30, 2018 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of
	June 30, 2018	June 30, 2017
California	13.4%	13.8%
Texas	8.0	7.5
Arizona	5.0	4.2
Virginia	5.0	6.0
Florida	4.7	4.4
Michigan	3.7	3.6
Pennsylvania	3.6	3.6
Colorado	3.5	3.9
Utah	3.3	3.7
Illinois	3.3	3.3
Total	53.5%	54.0%
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
Reserves are established by estimating the number of loans in default that will result in a claim payment, which is referred to as claim frequency, and the amount of the claim payment expected to be paid on each such loan in default, which is referred to as claim severity. Claim frequency and severity estimates are established based on historical observed experience regarding certain loan factors, such as age of the default, cure rates, size of the loan and estimated change in property valuation. Reserves are released the month in which a loan in default is brought current by the borrower, which is referred to as a cure. Adjustments to reserve estimates are reflected in the period in which the adjustment is made. Reserves are also ceded to reinsurers under the QSR Transactions. We will not cede reserves to the reinsurer under the 2017 ILN and 2018 ILN Transactions unless losses exceed the respective retained coverage layers. Reserves are not established for future claims on insured loans which are not currently in default.
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
The actual claims we incur as our portfolio matures are difficult to predict and depend on the specific characteristics of our current in-force book (including the credit score and DTI of the borrower, the LTV ratio of the mortgage and geographic concentrations, among others), as well as the profile of new business we write in the future. In addition, claims experience will be affected by future macroeconomic factors such as housing prices, interest rates and employment and other events, such as natural disasters. To date, our claims experience is developing at a slower pace than historical trends indicate, as a result of high quality underwriting, a strong macroeconomic environment and a favorable housing market. For additional discussion of our reserves, see, Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 6, Reserves for Insurance Claims and Claims Expenses."
We insure mortgages for homes in areas that have been impacted by recent natural disasters, including hurricanes Harvey and Irma and the California wildfires. We do not provide coverage for property or casualty claims related to physical damage of a home underpinning an insured mortgage. We experienced an increase in NODs on insured loans in the impacted areas in the fourth quarter of 2017 and the first quarter of 2018. In the second quarter of 2018, we experienced an increase in cure activity on this NOD population. Our ultimate claims exposure for loans in the impacted areas will depend on the number of NODs received, proximate cause of each default, cure rate of the NOD population, and potential repair cost curtailment for appropriate claims on damaged properties as permitted by our Master Policy. In the event of natural disasters, cure rates are influenced by the adequacy of homeowners and other hazard insurance carried on a related property, GSE-sponsored forbearance and other assistance programs, and a borrower's access to aid from government entities and private organizations, in addition to other factors which generally impact cure rates in unaffected areas.
The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claims expenses.

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In Thousands)
Beginning balance	$10,391	$3,761	$8,761	$3,001
Less reinsurance recoverables (1)	(2,334)	(564)	(1,902)	(297)
Beginning balance, net of reinsurance recoverables	8,057	3,197	6,859	2,704

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	1,212	1,376	3,152	2,331
Prior years (3)	(569)	(3)	(940)	(323)
Total claims and claims expenses incurred	643	1,373	2,212	2,008

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	—	—	—
Prior years (3)	481	421	852	563
Total claims and claim expenses paid	481	421	852	563

Reserve at end of period, net of reinsurance recoverables	8,219	4,149	8,219	4,149
Add reinsurance recoverables (1)	2,382	899	2,382	899
Ending balance	$10,601	$5,048	$10,601	$5,048
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
The "claims incurred" section of the table above shows claims and claim expenses incurred on NODs for current and prior years, including IBNR reserves. The amount of claims incurred for current year NODs represents the estimated amount to be ultimately paid on such loans in default. The decreases during the periods presented in reserves held for prior year defaults represent favorable development and are generally the result of NOD cures and ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we learn additional information about individual defaults and claims, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $5.9 million related to prior year defaults remained as of June 30, 2018.
The following table provides a reconciliation of the beginning and ending count of loans in default for the periods indicated.

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Beginning default inventory	1,000	207	928	179
Plus: new defaults	287	147	700	271
Less: cures	(501)	(97)	(825)	(189)
Less: claims paid	(18)	(8)	(35)	(12)
Ending default inventory	768	249	768	249
The increase in the ending default inventory at June 30, 2018 compared to June 30, 2017 was primarily due to new defaults on insured loans in areas impacted by hurricanes Harvey and Irma and the California wildfires, as well as the aging of earlier book years and an increase in the overall number of policies in our portfolio which, historically drives a general increase in defaults.
The following table provides details of our claims paid, before giving effect to claims ceded under the 2016 QSR Transaction, for the periods indicated. No claims paid were ceded under the 2018 QSR Transaction during the periods indicated.

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	($ In Thousands)
Number of claims paid (1)	18	8	35	12
Total amount paid for claims	$607	$429	$1,089	$571
Average amount paid per claim (2)	$36	$54	$35	$48
Severity(3)	78%	86%	76%	87%
(1) Count includes claims settled without payment.
(2) Calculation is net of claims settled without payment.
(3) Severity represents the total amount of claims paid divided by the related RIF on the loan at the time the claim is perfected.

The increase in the number of claims paid for the three and six months ended June 30, 2018, compared to the same periods ended June 30, 2017 is due to an increase in our default inventory. Claims settled without payment are included in claim counts, but excluded from averages. Over time, we expect the severity of claims paid to be between 85% and 95% of the coverage amount. We believe our severity for the period ended June 30, 2018 is below long-term expectations due to home price appreciation in recent periods.
The following table shows our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the periods indicated.

Average reserve per default:	As of June 30, 2018	As of June 30, 2017
	(In Thousands)
Case (1)	$13	$19
IBNR	1	1
Total	$14	$20
(1) Defined as the gross reserve per insured loan in default.
The average reserve per default at June 30, 2018 decreased from June 30, 2017, primarily due to defaults on insured loans in areas impacted by hurricanes Harvey and Irma and the California wildfires.  As of June 30, 2018, 215 of the 768 loans in default relate to homes in areas declared by FEMA to be disaster zones following the aforementioned natural disasters.  We anticipate that this population of loans in default will cure at a higher rate than the estimated rate we apply to non-disaster related loans in default, due to our Master Policy coverage terms, historical industry experience, and current economic indicators and relief programs. As such, we have established lower reserves for these NODs than we otherwise do for similarly situated NODs in non-disaster zones. Over time, we anticipate that our average reserve per default will revert to our historical averages as the NODs in these zones cure.
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
By April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. We certified to the GSEs by April 15, 2018 that NMIC was in full compliance with the PMIERs as of December 31, 2017. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of a material failure to meet one or more of the PMIERs requirements. We continuously monitor our compliance with the PMIERs.
The following table provides a comparison of the PMIERs financial requirements as reported by NMIC as of the dates indicated.

	As of
	June 30, 2018	June 30, 2017
	(In Thousands)
Available assets	$653,080	$485,019
Risk-based required assets	587,235	298,091
The increase in available assets of $168 million as of June 30, 2018 compared to June 30, 2017 is driven by our positive cash flow from operations and a $70 million capital contribution from NMIH to NMIC during the second quarter of 2018, partially offset by an increase in our unearned premium reserve. The increase in the risk-based required asset amount is due to the growth of our gross RIF and, to a lesser extent, an increase in our NOD population, which has a higher risk-based required asset amount charge, partially offset by the cession of risk relating to our third-party reinsurance agreements.
On December 18, 2017, the GSEs provided us with a confidential summary of the proposed changes to the PMIERs financial, business and other requirements that they are developing with the FHFA. On June 27, 2018, we received a revised draft of the proposed changes to the PMIERs. All of the information and discussions regarding the revised PMIERs are subject to non-disclosure agreements. We currently expect the GSEs to issue final revised PMIERs in the third quarter of 2018, and that any changes therein will become effective on March 31, 2019.
Capital Position of Our Insurance Subsidiaries and Financial Strength Ratings
In addition to GSE-imposed asset requirements, NMIC is also subject to state regulatory minimum capital requirements based on its RIF. While formulations of this minimum capital may vary by jurisdiction, the most common measure allows for a maximum permitted RTC ratio of 25:1.
As of June 30, 2018, NMIC's primary RIF, net of reinsurance, was approximately $9.5 billion. NMIC ceded 100% of its pool RIF pursuant to the 2016 QSR Transaction. Based on NMIC's total statutory surplus of $659.2 million (including contingency reserves) as of June 30, 2018, NMIC's RTC ratio was 14.4:1. Re One had total statutory capital of $34.4 million as of June 30, 2018, with a RTC ratio of 0.9:1. We continuously monitor our compliance with state capital requirements.
In May 2018, Moody's Investors Service (Moody's) upgraded its financial strength rating from "Ba1" to "Baa3" for NMIC and issued a "Ba3" rating for NMIH's $150 million senior secured 2018 Term Loan, compared to its previous "B1" rating on the 2015 Term Loan. The outlook for both ratings is stable. In July 2018, S&P affirmed its "BBB-" financial strength and long-term counter-party credit ratings on NMIC and its "BB-" long-term counter-party credit rating on NMIH. The outlook on both ratings is positive.
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

Consolidated Results of Operations

Consolidated statements of operations	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues	(In Thousands)
Net premiums earned	$61,615	$37,917	$116,529	$71,142
Net investment income	5,735	3,908	10,309	7,715
Net realized investment gains	59	188	59	130
Other revenues	44	185	108	265
Total revenues	67,453	42,198	127,005	79,252
Expenses
Insurance claims and claim expenses	643	1,373	2,212	2,008
Underwriting and operating expenses	29,020	28,048	57,473	54,037
Total expenses	29,663	29,421	59,685	56,045
Other expense
Gain (Loss) from change in fair value of warrant liability	109	19	529	(177)
Interest expense	(5,560)	(3,300)	(8,979)	(6,794)
Income before income taxes	32,339	9,496	58,870	16,236
Income tax expense	7,098	3,484	11,274	4,732
Net income	$25,241	$6,012	$47,596	$11,504

Loss ratio(1)	1.0%	3.6%	1.9%	2.8%
Expense ratio(2)	47.1%	74.0%	49.3%	76.0%
Combined ratio	48.1%	77.6%	51.2%	78.8%
(1) Loss ratio is calculated by dividing the provision for insurance claims and claims expenses by net premiums earned.
(2) Expense ratio is calculated by dividing other underwriting and operating expenses by net premiums earned.
Revenues
For the three and six months ended June 30, 2018, net premiums earned increased $23.7 million or 62% and $45.4 million or 64%, respectively, compared to the three and six months ended June 30, 2017. The increase in both periods is primarily due to the growth of our IIF and increased monthly policy production, partially offset by cessions under the QSR Transactions tied to the growth of our direct premium volume and the inception of the 2017 ILN Transaction in May 2017.
For the three and six months ended June 30, 2018, net investment income increased $1.8 million and $2.6 million, compared to the three and six months ended June 30, 2017, due to an increase in the size of and improved yields on our total investment portfolio.
Expenses
We recognize insurance claims and claim expenses in connection with the loss experience of our insured portfolio and incur other underwriting and operating expenses, including employee compensation and benefits, policy acquisition costs, and technology, professional services and facilities expenses, in connection with the development and operation of our business.
Insurance claims and claim expenses decreased $0.7 million or 53% for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The decrease was primarily driven by the cure activity and decline in the number of NODs on insured loans impacted by Hurricanes Harvey and Irma and the California wildfires, and the release of previously established reserves on such loans. Insurance claims and claim expenses increased $0.2 million, or 10% for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, as a result of an increase in NODs, driven by new defaults on insured loans, and an increase in the overall number of policies in our portfolio and aging of earlier book years, offset by the partial release of reserves related to prior year defaults.

Underwriting and operating expenses increased $1.0 million or 3% and $3.4 million or 6%, for the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017. Employee compensation accounts for the majority of our operating expenses. We increased the size of our workforce from 297 employees as of June 30, 2017 to 301 employees as of June 30, 2018 to support the growth of our business, particularly in our operating functions. We incurred $0.7 million of underwriting and operating expenses in the second quarter of 2018 in connection with the 2018 ILN Transaction. Underwriting and operating expenses for the six months ended June 30, 2017 included $4.8 million related to the 2017 ILN Transaction and an amendment of the 2015 Credit Agreement.
Interest expense was $5.6 million $9.0 million for three and six months ended June 30, 2018, respectively, compared to $3.3 million and $6.8 million, respectively, for the three and six months ended June 30, 2017. Interest expense in the second quarter of 2018 included $2.2 million of costs related to the extinguishment of the 2015 Term Loan and issuance of the 2018 Term Loan. We expect interest costs to decline in the future in connection with the reduction in the interest spread payable on our borrowings under the 2018 Term Loan as compared to the 2015 Term Loan. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt Obligations."
Income tax expense increased to $11.3 million for the six months ended June 30, 2018 from $4.7 million for the six months ended June 30, 2017 because of the growth in our pre-tax income, partially offset by a decrease in our effective tax rate. Our effective tax rate on our pre-tax income decreased to 19.2% for the six months ended June 30, 2018 from 29.1% for the six months ended June 30, 2017, primarily because the TCJA reduced the statutory U.S. federal corporate income tax rate to 21% for the current and all future years from 35% for all prior years through December 31, 2017. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year. We expect our annual effective tax rate for the year ending December 31, 2018 will approximate the current 21% statutory U.S. federal corporate income tax rate. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."

Consolidated balance sheets	June 30, 2018	December 31, 2017
	(In Thousands)
Total investment portfolio	$838,265	$715,875
Cash and cash equivalents	16,454	19,196
Premiums receivable	31,252	25,179
Deferred policy acquisition costs, net	42,363	37,925
Software and equipment, net	22,803	22,802
Prepaid reinsurance premiums	35,798	40,250
Deferred tax asset, net	12,378	19,929
Other assets	17,166	13,692
Total assets	$1,016,479	$894,848
Term loan	$147,262	$143,882
Unearned premiums	165,658	163,166
Accounts payable and accrued expenses	21,407	23,364
Reserve for insurance claims and claims expenses	10,601	8,761
Reinsurance funds withheld	31,011	34,102
Deferred ceding commission	4,507	5,024
Warrant liability	6,391	7,472
Total liabilities	386,837	385,771
Total shareholders' equity	629,642	509,077
Total liabilities and shareholders' equity	$1,016,479	$894,848
As of June 30, 2018, we had approximately $854.7 million in cash and investments, including $57.8 million held at NMIH. The increase in cash and cash equivalents and investments from December 31, 2017 primarily relates to net proceeds of approximately $79.2 million from the common stock offering completed in March 2018 and cash generated from operations.
Premiums receivable was $31.3 million as of June 30, 2018, compared to $25.2 million as of December 31, 2017. The increase was primarily driven by the increase in our monthly premium policies in force, where premiums are generally paid one month in arrears.

Net deferred policy acquisition costs were $42.4 million as of June 30, 2018, compared to $37.9 million at December 31, 2017. The increase was driven by growth in the number of policies written during the period ended June 30, 2018 and the deferral of certain costs associated with the origination of those policies, partially offset by the amortization of previously deferred acquisition costs and the capitalization of ceding commissions associated with the 2016 QSR Transaction during the period.
Prepaid reinsurance premiums were $35.8 million as of June 30, 2018, compared to $40.3 million as of December 31, 2017. The prepaid reinsurance premiums balance represents the ceded unearned premiums reserve on the single premium policies under the 2016 QSR Transaction. The reinsurance coverage period of the 2016 QSR Transaction ended for new premiums written after December 31, 2017, and under our 2018 QSR Transaction we cede premiums on an earned basis. Consequently, we did not cede any unearned premium reserves on single premium policies with coverage effective dates on or after January 1, 2018. The decrease in prepaid reinsurance premiums reflects the amortization of the unearned premium balance on single premium policies ceded under the 2016 QSR Transaction.
Net deferred tax assets decreased to $12.4 million as of June 30, 2018, from $19.9 million at December 31, 2017, primarily due to the utilization of net operating loss carryforwards during the period. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
Other assets increased to $17.1 million as of June 30, 2018 from $13.7 million as of December 31, 2017, driven by an increase in accrued investment income and prepaid expense for advance payments on rent and insurance costs, as well as the capitalization of $1.5 million deferred debt issuance costs in connection with the establishment of the 2018 Revolving Credit Facility.
Unearned premiums increased $2.5 million to $165.7 million as of June 30, 2018, primarily due to single premium policy origination during the period, partially offset by the amortization through earnings of existing unearned premiums in accordance with the expiration of risk on the related policies and the cancellation of other single premium policies.
Accounts payable and accrued expense decreased to $21.4 million as of June 30, 2018, from $23.4 million at December 31, 2017. The decrease was driven by the payment, during the first quarter of 2018, of bonuses accrued at year end.
Reserve for insurance claims and claim expenses increased $1.8 million to $10.6 million at June 30, 2018, primarily due to an increase in the number of new defaults and the aging of existing defaults in our general loan population, offset by the release of reserves on cured defaults on insured loans impacted by natural disasters in 2017. See "- Insurance Claims and Claims Expenses," above for further details.
Reinsurance funds withheld was $31.0 million as of June 30, 2018, representing ceded premiums written, less our profit and ceding commission receivables under the 2016 QSR Transaction. The decrease in reinsurance funds withheld of $3.1 million from December 31, 2017, was a result of a decline in ceded premiums written on single premium policies, due to the end of the effective reinsurance coverage period of the 2016 QSR Transaction at December 31, 2017. See, Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance."
Warrant liability decreased to $6.4 million at June 30, 2018, compared to $7.5 million at December 31, 2017, primarily due to the decrease in our common stock price during the period, with additional impact related to changes in the Black-Scholes model inputs and exercises of outstanding warrants.  For further information regarding valuation of our warrant liability and their impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 3, Fair Value of Financial Instruments."
The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Consolidated cash flows	For the six months ended June 30,
	2018	2017
Net cash provided by (used in) :	(In Thousands)
Operating activities	$61,353	$14,592
Investing activities	(142,193)	(40,154)
Financing activities	78,098	(2,149)
Net decrease in cash and cash equivalents	$(2,742)	$(27,711)
Net cash provided by operating activities was $61.4 million for the six months ended June 30, 2018, compared to $14.6 million for the six months ended June 30, 2017. The increase in cash generated from operating activities was primarily driven by growth in premiums written and investment income, and a reduction in interest payments, partially offset by higher claims paid due to an increase in our default inventory.
Cash used in investing activities for the periods presented was driven by the purchase of fixed and short-term maturities during those periods. Cash used in investing activities for the six months ended June 30, 2018, reflects, in part, the investment of net proceeds from the common stock offering completed in March 2018.
Cash provided by financing activities was $78.1 million for the six months ended June 30, 2018, compared to cash used in financing activities of $2.1 million for the six months ended June 30, 2017. The increase was driven by the $79.2 million net cash proceeds of the common stock offering we completed in March 2018, partially offset by the net cash paid in connection with the extinguishment of the 2015 Term Loan, and establishment of the 2018 Term Loan and 2018 Revolving Credit Facility, as well as an increase in taxes paid on the net share settlement of equity awards.

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
As of June 30, 2018, NMIH had $57.8 million of cash and investments. NMIH's principal source of net operating cash is investment income. NMIH also has access to the $85 million 2018 Revolving Credit Facility and in the future could benefit from dividends from NMIC and Re One, if available and permitted under law and by the GSEs.
In March 2018, NMIH completed the sale of 4.3 million shares of common stock, including the exercise of a 15% overallotment option to purchase additional shares, and raised proceeds of approximately $79.2 million, net of underwriting discounts, commissions and other direct offering expenses. In April, 2018, NMIH made a capital contribution of $70 million to NMIC.
NMIH has entered into tax and expense-sharing agreements with its subsidiaries which have been approved by the Wisconsin OCI, but such approval may be changed or revoked at any time. With the Wisconsin OCI's approval, NMIH began allocating the interest expense on its 2015 Term Loan to NMIC in the first quarter of 2017, consistent with the benefits NMIC received when NMIH down-streamed the loan proceeds to NMIC. NMIH received similar approval from the Wisconsin OCI to allocate interest expense to NMIC on the 2018 Term Loan and 2018 Revolving Credit Facility.
Our insurance subsidiaries' ability to pay dividends to NMIH is subject to insurance department notice or approval. Under Wisconsin law, insurance companies may pay dividends up to specified levels (i.e., "ordinary" dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts, or "extraordinary" dividends, are subject to the Wisconsin OCI's prior approval. Under Wisconsin insurance laws, an extraordinary dividend is defined as any payment or distribution that together with other dividends and distributions made within the preceding 12 months exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the 12-month period ending the preceeding December 31.
NMIC has never paid any dividends to NMIH. NMIC reported a statutory net loss for the 12 months ended December 31, 2017 and cannot pay any dividends to NMIH through December 31, 2018 without the prior approval of the Wisconsin OCI. Re One has never paid dividends to NMIH. Re One currently has the capacity to pay ordinary dividends of $505 thousand to NMIH. Certain other states in which NMIC and Re One are licensed also have statutes or regulations that may restrict their ability to pay dividends.

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
On May 24, 2018, NMIH entered into the 2018 Credit Agreement covering the 2018 Term Loan and 2018 Revolving Credit Facility. The 2018 Term Loan bears interest at the Eurodollar Rate, as defined in the 2018 Credit Agreement and subject to a 1.00% floor, plus an annual margin rate of 4.75%, payable monthly based on our current interest period election. Borrowings under the 2018 Revolving Credit Facility will accrue interest at a variable rate equal to, at our discretion, (i) a base rate (as defined in the 2018 Credit Agreement, subject to a floor of 1.00% per annum) plus a margin of 1.00% to 2.50% per annum, based on the applicable corporate credit rating at the time, or (ii) the Eurodollar Rate (subject to a floor of 0.00% per annum) plus a margin of 2.00% to 3.50% per annum, based on the applicable corporate credit rating at the time. The 2018 Credit Agreement also requires a quarterly commitment fee on the average daily undrawn amount ranging from 0.30% to 0.60%, based on the applicable corporate credit rating at the time.
The 2018 Credit Agreement contains certain covenants for the 2018 Term Loan , including (but not limited to) the financial covenant of a maximum debt-to-total capitalization ratio of 35%, and certain covenants for the 2018 Revolving Credit Facility, including (but not limited to) the following financial covenants: a maximum debt-to-total capitalization ratio of 35%, a minimum liquidity requirement, compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and minimum consolidated net worth and statutory capital requirements.

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
Substantially all of our investment portfolio is held in fixed maturity instruments. As of June 30, 2018, the fair value of our investment portfolio was $838.3 million. We also had an additional $16.5 million of cash and equivalents as of June 30, 2018. Pre-tax book yield on the portfolio for the six months ended June 30, 2018 was 2.6%. The book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. Yield on the investment portfolio is likely to change over time based on movements in interest rates, the duration or mix of our investment portfolio and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating.

Percentage of portfolio's fair value	June 30, 2018	December 31, 2017
Corporate debt securities	58%	59%
Asset-backed securities	17	14
Cash, cash equivalents, and short-term investments	8	6
Municipal debt securities	11	12
U.S. treasury securities and obligations of U.S. government agencies	6	9
Total	100%	100%

Investment portfolio ratings at fair value (1)	June 30, 2018	December 31, 2017
AAA	20%	21%
AA(2)	21	19
A(2)	43	46
BBB(2)	16	14
Total	100%	100%
(1) Excluded certain operating cash accounts.
(2) Includes +/– ratings.

Our investments are rated by one or more nationally recognized statistical rating organizations. If multiple ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Other Items
Off-Balance Sheet Arrangements and Contractual Obligations
We had no material off-balance sheet arrangements as of June 30, 2018. In connection with the 2017 ILN Transaction, we have certain future contractual commitments to Oaktown Re, a special purpose VIE that is not consolidated in our financial results. See "Financial Statements - Notes to Condensed Consolidated Financial Statements - "Note 5, Reinsurance."
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
The carrying value of our investment portfolio as of June 30, 2018 and December 31, 2017 was $838 million and $716 million, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of June 30, 2018, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.63 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.63% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 3.88 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.88% in fair value of our fixed income portfolio.
We are also subject to market risk related to our 2018 Term Loan and 2017 ILN Transaction. As discussed in Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt Obligations," the 2018 Term Loan bears interest at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on our outstanding principal.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2018 pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Item 1A. Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item 1A of our 2017 10-K. As of the date of this report, we are not aware of any material changes in our risk factors from the risk factors disclosed in our 2017 10-K, as updated in our First Quarter 10-Q. You should carefully consider the risks and uncertainties described herein and in our 2017 10-K and First Quarter 10-Q, which have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The risks described herein and in our 2017 10-K and First Quarter 10-Q are not the only risks we face, as there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial which may in the future adversely affect our business, financial condition and/or operating results.
Item 6. Exhibits
An index to exhibits has been filed as part of this report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
Date: August 1, 2018

By: /s/ Adam S. Pollitzer
Name:Adam S. Pollitzer
Title:Chief Financial Officer and Duly Authorized Signatory

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
Commitment Letter dated July 12, 2013 for Bulk Fannie Mae-Paid Loss-on-Sale Mortgage Insurance on the Portfolio of approximately $5.46 billion Purchased by Fannie Mae and Identified by Fannie Mae as Deal No. 2013 MIRT 01 and by the Company as Policy No. P-0001-01 (incorporated herein by reference to Exhibit 10.14 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.15
Credit Agreement, dated November 10, 2015, between NMI Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.1 to our Form 8-K, filed on November 10, 2015)

10.16
Amendment No. 1, dated February 10, 2017, to the Credit Agreement dated November 10, 2015, between NMI Holdings, Inc., the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 10, 2017)

10.17
Amendment No. 2, dated October 25, 2017, to the Credit Agreement dated November 10, 2015, between NMI Holdings, Inc., the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on October 26, 2017)

10.18
Credit Agreement, dated May 24, 2018, between NMI Holdings, Inc., the lender party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.1 to our Form 8-K, filed on May 25, 2018)

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

ii

101 *
The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2018 and 2017
     (iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2018 and the year ended December 31, 2017
(iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and
(v) Notes to Condensed Consolidated Financial Statements.

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