Form 10-Q
period 2018-09-30
NMI Holdings, Inc.
filed 2018-10-30
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-36174
NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	45-4914248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Powell Street, Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

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
YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
YES ☐ NO ☒

The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on October 26, 2018 was 66,302,317 shares.

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

•
actions of existing competitors, including public mortgage insurers such as the Federal Housing Administration (FHA) and the Veterans Administration (VA), and potential market entry by new competitors or consolidation of existing competitors;

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
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report on Form 10-Q, including the exhibits hereto. In addition, for additional discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner, you should review the Risk Factors in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 10-K) and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (First Quarter 10-Q), as subsequently updated in other reports we file from time to time with the U.S. Securities and Exchange Commission (SEC).
Unless expressly indicated or the context requires otherwise, the terms "we," "our," "us" and the "Company" in this document refer to NMI Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries on a consolidated basis.

PART I
Item 1. Financial Statements

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2018	December 31, 2017
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $889,794 and $713,859 as of September 30, 2018 and December 31, 2017, respectively)	$874,435	$715,875
Cash and cash equivalents (including restricted cash of $1,406 and $0 as of September 30, 2018 and December 31, 2017, respectively)	18,187	19,196
Premiums receivable	34,675	25,179
Accrued investment income	5,881	4,212
Prepaid expenses	3,131	2,151
Deferred policy acquisition costs, net	44,437	37,925
Software and equipment, net	22,887	22,802
Intangible assets and goodwill	3,634	3,634
Prepaid reinsurance premiums	33,058	40,250
Deferred tax asset, net	6,880	19,929
Other assets	5,276	3,695
Total assets	$1,052,481	$894,848

Liabilities
Term loan	$147,009	$143,882
Unearned premiums	162,893	163,166
Accounts payable and accrued expenses	27,134	23,364
Reserve for insurance claims and claim expenses	10,908	8,761
Reinsurance funds withheld	28,953	34,102
Deferred ceding commission	4,161	5,024
Warrant liability, at fair value	10,930	7,472
Total liabilities	391,988	385,771
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 66,285,847 and 60,517,512 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively (250,000,000 shares authorized)	663	605
Additional paid-in capital	678,165	585,488
Accumulated other comprehensive loss, net of tax	(16,303)	(2,859)
Accumulated deficit	(2,032)	(74,157)
Total shareholders' equity	660,493	509,077
Total liabilities and shareholders' equity	$1,052,481	$894,848
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenues	(In Thousands, except for per share data)
Net premiums earned	$65,407	$44,519	$181,936	$115,661
Net investment income	6,277	4,170	16,586	11,885
Net realized investment (losses) gains	(8)	69	51	198
Other revenues	85	195	193	461
Total revenues	71,761	48,953	198,766	128,205
Expenses
Insurance claims and claim expenses	1,099	957	3,311	2,965
Underwriting and operating expenses	30,379	24,645	87,852	78,682
Total expenses	31,478	25,602	91,163	81,647
Other expense
Loss from change in fair value of warrant liability	(5,464)	(502)	(4,935)	(679)
Interest expense	(2,972)	(3,352)	(11,951)	(10,146)
Total other expense	(8,436)	(3,854)	(16,886)	(10,825)

Income before income taxes	31,847	19,497	90,717	35,733
Income tax expense	7,036	7,185	18,310	11,917
Net income	$24,811	$12,312	$72,407	$23,816

Earnings per share
Basic	$0.38	$0.21	$1.12	$0.40
Diluted	$0.36	$0.20	$1.07	$0.38

Weighted average common shares outstanding
Basic	65,948	59,884	64,584	59,680
Diluted	68,844	63,089	67,512	62,773

Net income	$24,811	$12,312	$72,407	$23,816
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) in accumulated other comprehensive income, net of tax (benefit) expense of ($337) and $366 for the three months ended September 30, 2018 and 2017, respectively, and ($3,676) and $2,439 for the nine months ended September 30, 2018 and 2017	(1,267)	768	(13,828)	4,786
Reclassification adjustment for realized losses (gains) included in net income, net of tax expense (benefit) of ($2) and $24 for the three months ended September 30, 2018 and 2017, respectively, and ($27) and $69 for the nine months ended September 30, 2018 and 2017	7	(45)	102	(129)
Other comprehensive (loss) income, net of tax	(1,260)	723	(13,726)	4,657
Comprehensive income	$23,551	$13,035	$58,681	$28,473
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
	(In Thousands)
Balances, January 1, 2017	59,145	$591	$576,927	$(5,287)	$(96,722)	$475,509
Cumulative effect of change in accounting principle	—	—	—	—	515	515
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	638	7	(1,117)	—	—	(1,110)
Share-based compensation expense	—	—	2,271	—	—	2,271
Change in unrealized investment gains/losses, net of tax expense of $664	—	—	—	1,233	—	1,233
Net income	—	—	—	—	5,492	5,492
Balances, March 31, 2017	59,783	$598	$578,081	$(4,054)	$(90,715)	$483,910
Cumulative effect of change in accounting principle	—	—	388	—	—	388
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	75	—	82	—	—	82
Share-based compensation expense	—	—	1,948	—	—	1,948
Change in unrealized investment gains/losses, net of tax benefit of $1,454	—	—	—	2,700	—	2,700
Net income	—	—	—	—	6,012	6,012
Balances, June 30, 2017	59,858	$598	$580,499	$(1,354)	$(84,703)	$495,040
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	70	1	234	—	—	235
Share-based compensation expense	—	—	2,714	—	—	2,714
Change in unrealized investment gains/losses, net of tax benefit of $390	—	—	—	724	—	724
Net income	—	—	—	—	12,312	12,312
Balances, September 30, 2017	59,928	$599	$583,447	$(630)	$(72,391)	$511,025

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
	(In Thousands)
Balances, January 1, 2018	60,518	$605	$585,488	$(2,859)	$(74,157)	$509,077
Cumulative effect of change in accounting principle	—	—	—	282	(282)	—
Common stock: class A shares issued related to public offering	4,255	43	79,122	—	—	79,165
Common stock: class A shares issued related to warrants	26	*	489	—	—	489
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	770	8	(999)	—	—	(991)
Share-based compensation expense	—	—	2,805	—	—	2,805
Change in unrealized investment gains/losses, net of tax benefit of $423	—	—	—	(10,956)	—	(10,956)
Net income	—	—	—	—	22,355	22,355
Balances, March 31, 2018	65,569	$656	$666,905	$(13,533)	$(52,084)	$601,944
Common stock: class A shares issued related to warrants	3	*	63	—	—	63
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	182	2	885	—	—	887
Share-based compensation expense	—	—	3,017	—	—	3,017
Change in unrealized investment gains/losses, net of tax benefit of $2,891	—	—	—	(1,510)	—	(1,510)
Net income	—	—	—	—	25,241	25,241
Balances, June 30, 2018	65,754	$658	$670,870	$(15,043)	$(26,843)	$629,642
Common stock: class A shares issued related to warrants	57	1	1,244	—	—	1,245
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	475	4	3,092	—	—	3,096
Share-based compensation expense	—	—	2,959	—	—	2,959
Change in unrealized investment gains/losses, net of tax benefit of $335	—	—	—	(1,260)	—	(1,260)
Net income	—	—	—	—	24,811	24,811
Balances, September 30, 2018	66,286	$663	$678,165	$(16,303)	$(2,032)	$660,493

* During the three month periods ended March 31, 2018 and June 30, 2018, we issued 25,686 and 3,751 common shares, respectively, with a par value of $0.01 related to the exercise of warrants, which is not identifiable in this schedule due to rounding.

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2018	2017
Cash flows from operating activities	(In Thousands)
Net income	$72,407	$23,816
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized investment gains	(51)	(198)
Loss from change in fair value of warrant liability	4,935	679
Depreciation and amortization	5,825	4,871
Net amortization of premium on investment securities	1,176	1,200
Amortization of debt discount and debt issuance costs	3,141	1,112
Share-based compensation expense	8,781	6,933
Deferred income taxes	16,698	11,340
Changes in operating assets and liabilities:
Premiums receivable	(9,496)	(7,328)
Accrued investment income	(1,669)	(1,177)
Prepaid expenses	(980)	(660)
Deferred policy acquisition costs, net	(6,512)	(5,992)
Other assets (1)	927	(273)
Unearned premiums	(273)	8,439
Reserve for insurance claims and claim expenses	2,147	3,122
Reinsurance balances, net (1)	565	(259)
Accounts payable and accrued expenses	1,728	(3,847)
Net cash provided by operating activities	99,349	41,778
Cash flows from investing activities
Purchase of short-term investments	(168,751)	(111,551)
Purchase of fixed-maturity investments, available-for-sale	(310,286)	(166,640)
Proceeds from maturity of short-term investments	148,997	142,722
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	154,438	75,785
Additions to software and equipment	(5,326)	(6,869)
Net cash used in investing activities	(180,928)	(66,553)
Cash flows from financing activities
Proceeds from issuance of common stock related to public offering, net of issuance costs	79,165	—
Proceeds from issuance of common stock related to employee equity plans	12,557	3,105
Proceeds from issuance of common stock related to warrants	320	—
Taxes paid related to net share settlement of equity awards	(10,113)	(3,883)
Proceeds from senior note, net	149,250	—
Repayments of term loan	(147,000)	(1,125)
Payments of debt issuance/modification costs	(3,609)	(370)
Net cash provided by (used in) financing activities	80,570	(2,273)

Net decrease in cash, cash equivalents and restricted cash	(1,009)	(27,048)
Cash, cash equivalents and restricted cash, beginning of period	19,196	47,746
Cash, cash equivalents and restricted cash, end of period	$18,187	$20,698

Supplemental disclosures of cash flow information
Interest paid	$9,233	$10,350
Income tax paid	687	802
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
Significant Accounting Principles
There have been no changes to our significant accounting principles as described in Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - Summary of Accounting Principles" of our 2017 Form 10-K, other than as noted in "Reinsurance", "Variable interest entity" and "Recent Accounting Pronouncements - Adopted" below.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Variable interest entity
NMIC entered into aggregate excess of loss reinsurance agreements with Oaktown Re Ltd. (Oaktown Re) and Oaktown Re II Ltd (Oaktown Re II), each a Bermuda-domiciled special purpose reinsurer, in May 2017 and August 2018, respectively. At inception of each reinsurance agreement, we determined that each of Oaktown Re and Oaktown Re II were variable interest entities (VIEs), as defined under GAAP (ASC 810), because they did not have sufficient equity at risk to finance their respective activities. We evaluated the VIEs at inception to determine whether NMIC was the primary beneficiary under each deal and, if so, whether we were required to consolidate the assets and liabilities of each VIE. The primary beneficiary of a VIE is an enterprise that (1) has the power to direct the activities of the VIE, which most significantly impact its economic performance and (2) has significant economic exposure to the VIE; i.e., the obligation to absorb losses or receive benefits that could potentially be significant. The determination of whether an entity is the primary beneficiary of a VIE is complex and requires management judgment regarding determinative factors, including the expected results of the VIE and how those results are absorbed by beneficial interest holders, as well as which party has the power to direct activities that most significantly impact the performance of the VIE.
We concluded that we are not the primary beneficiary of either Oaktown Re or Oaktown Re II because NMIC does not have significant economic exposure to either Oaktown Re or Oaktown Re II, and, as such, we do not consolidate the VIEs in our consolidated financial statements.
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
Recent Accounting Pronouncements - Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires that businesses recognize rights and obligations associated with certain leases as assets and liabilities on the balance sheet. The standard also requires additional disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. For public business entities, this update is effective for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption is permitted in any period. We expect to adopt this guidance on January 1, 2019. In September 2017, ASU 2017-13 added guidance from a SEC Staff Announcement, "Transition Related to Accounting Standards Update No. 2016-02," and in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvement, which provides companies the option to apply the provisions of the new lease standard prospectively as of the effective date, without adjusting comparative periods presented. The effect of adoption will depend on our current lease portfolio at time of adoption; however, upon adoption, we anticipate that our reported assets and liabilities will increase in connection with the recognition of any right-of-use assets and lease liabilities, such as the operating lease on our corporate headquarters.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). This update requires companies to measure all expected credit losses for financial assets held at the reporting date. The standard also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently reviewing the impacts the adoption of this guidance will have, if any, on our accounting for credit losses on our

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

investment portfolio. We do not expect it to impact our accounting for insurance claims and claims expenses as these items are not in the scope of this ASU.
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). This update is intended to simplify the accounting for certain equity-linked financial instruments. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The guidance must be applied using a full or modified retrospective approach. We expect to adopt this ASU in the first quarter of 2019 and have determined that it will have no impact on our consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718). This update expands the scope of Topic 718 to include share-based payments made to non-employees in connection with the acquisition of goods and services. The standard will take effect for public business entities for fiscal years, beginning after December 15, 2019, and interim periods within fiscal years, beginning after December 15, 2020. We expect to adopt this ASU in the first quarter of 2019 and have determined that it has no impact on our financial results at this time as we have not made any share-based grants to nonemployees as defined in ASC 718-10-20.
In August 2018, the FASB issued ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts. This update provides guidance to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We are currently evaluating the impact the adoption of this ASU will have, if any, on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). This update requires companies to make disclosures about recurring and nonrecurring fair value measurements. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact the adoption of this ASU will have, if any, on our fair value of financial instruments disclosures.
In August 2018, the FASB issued ASU 2018 -15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This update applies to cloud computing arrangements hosted by a vendor and provides companies with guidance on the criteria for capitalizing implementation, set-up and other up-front costs incurred in association with these arrangements. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact the adoption of this ASU will have, if any, on our consolidated financial statements.
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
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of September 30, 2018	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$48,292	$—	$(2,483)	$45,809
Municipal debt securities	93,945	20	(1,933)	92,032
Corporate debt securities	536,240	323	(10,217)	526,346
Asset-backed securities	169,061	113	(1,236)	167,938
Total bonds	847,538	456	(15,869)	832,125
Short-term investments	42,256	54	—	42,310
Total investments	$889,794	$510	$(15,869)	$874,435

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2017	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$65,669	$—	$(981)	$64,688
Municipal debt securities	89,973	534	(659)	89,848
Corporate debt securities	435,562	4,231	(1,958)	437,835
Asset-backed securities	100,153	916	(125)	100,944
Total bonds	691,357	5,681	(3,723)	693,315
Long-term investments - other	353	—	—	353
Short-term investments	22,149	58	—	22,207
Total investments	$713,859	$5,739	$(3,723)	$715,875
As of September 30, 2018 and December 31, 2017, approximately $5.3 million and $7.0 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements. See Note 5 "Reinsurance" for the information related to restricted cash.
Scheduled Maturities
The amortized cost and fair values of available-for-sale securities as of September 30, 2018 and December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of September 30, 2018	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$63,314	$63,368
Due after one through five years	335,262	330,603
Due after five through ten years	318,357	308,759
Due after ten years	3,800	3,767
Asset-backed securities	169,061	167,938
Total investments	$889,794	$874,435

As of December 31, 2017	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$97,406	$97,394
Due after one through five years	195,795	195,626
Due after five through ten years	305,798	306,930
Due after ten years	14,707	14,981
Asset-backed securities	100,153	100,944
Total investments	$713,859	$715,875
Aging of Unrealized Losses
As of September 30, 2018, the investment portfolio had gross unrealized losses of $15.9 million, $7.8 million of which has been in an unrealized loss position for a period of 12 months or greater. We did not consider these securities to be other-than-temporarily impaired as of September 30, 2018. We based our conclusion that these investments were not other-than-temporarily impaired as of September 30, 2018 on the following facts: (i) the unrealized losses were primarily caused by interest rate movements since the purchase date; (ii) we do not intend to sell these investments; and (iii) we do not believe that it is more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may not occur until maturity. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of September 30, 2018		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	5	$5,033	$(60)	18	$40,776	$(2,423)	23	$45,809	$(2,483)
Municipal debt securities	26	53,431	(885)	18	30,580	(1,048)	44	84,011	(1,933)
Corporate debt securities	180	343,602	(6,123)	43	76,589	(4,094)	223	420,191	(10,217)
Asset-backed securities	51	111,382	(976)	6	10,563	(260)	57	121,945	(1,236)
Total	262	$513,448	$(8,044)	85	$158,508	$(7,825)	347	$671,956	$(15,869)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2017		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	16	$29,806	$(394)	26	$34,882	$(587)	42	$64,688	$(981)
Municipal debt securities	21	38,628	(264)	10	17,945	(395)	31	56,573	(659)
Corporate debt securities	94	128,313	(829)	23	48,978	(1,129)	117	177,291	(1,958)
Asset-backed securities	22	27,947	(63)	5	12,438	(62)	27	40,385	(125)
Total	153	$224,694	$(1,550)	64	$114,243	$(2,173)	217	$338,937	$(3,723)
The following table presents the components of net investment income:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Investment income	$6,473	$4,363	$17,192	$12,455
Investment expenses	(196)	(193)	(606)	(570)
Net investment income	$6,277	$4,170	$16,586	$11,885
The following table presents the components of net realized investment gains (losses):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Gross realized investment gains	$461	$69	$520	$536
Gross realized investment losses	(469)	—	(469)	(338)
Net realized investment gains (losses)	$(8)	$69	$51	$198
Investment Securities - Other-than-Temporary Impairment (OTTI)
At September 30, 2018, we held no other-than-temporarily impaired securities. During the three and nine months ended September 30, 2018 and the three months ended September 30, 2017, we did not recognize any OTTI losses. During the nine months ended September 30, 2017, we recognized $0.1 million of OTTI losses in earnings.

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2018	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$45,809	$—	$—	$45,809
Municipal debt securities	—	92,032	—	92,032
Corporate debt securities	—	526,346	—	526,346
Asset-backed securities	—	167,938	—	167,938
Long-term investment – other	—	—		—
Cash, cash equivalents and short-term investments	60,497			60,497
Total assets	$106,306	$786,316	$—	$892,622
Warrant liability	—	—	10,930	10,930
Total liabilities	$—	$—	$10,930	$10,930

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2017	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$59,844	$4,844	$—	$64,688
Municipal debt securities	—	89,848	—	89,848
Corporate debt securities	—	437,835	—	437,835
Asset-backed securities	—	100,944	—	100,944
Long-term investment - other	353	—	—	353
Cash, cash equivalents and short-term investments	41,403	—	—	41,403
Total assets	$101,600	$633,471	$—	$735,071
Warrant liability	—	—	7,472	7,472
Total liabilities	$—	$—	$7,472	$7,472
There were no transfers between Level 1 and Level 2, nor any transfers in or out of Level 3, of the fair value hierarchy during the nine months ended September 30, 2018 and the year ended December 31, 2017.
The following is a roll-forward of Level 3 liabilities measured at fair value:

	For the nine months ended September 30,
Warrant Liability	2018	2017
	(In Thousands)
Balance, January 1	$7,472	$3,367
Change in fair value of warrant liability included in earnings	4,935	679
Issuance of common stock on warrant exercise	(1,477)	—
Balance, September 30	$10,930	$4,046

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table outlines the key inputs and assumptions used to calculate the fair value of the warrant liability in the Black-Scholes option-pricing model as of the dates indicated.

	As of September 30,
	2018	2017
Common stock price	$22.65	$12.40
Risk free interest rate	2.86 - 2.90%	1.66%
Expected life	2.50 - 3.56 Years	3.25 years
Expected volatility	39.9 - 41.5%	30.6%
Dividend yield	0%	0%
The changes in fair value of the warrant liability for the nine months ended September 30, 2018 and 2017 are primarily attributable to changes in the price of our common stock during the respective periods, with additional impact related to changes in the Black-Scholes model inputs and exercises of outstanding warrants.
4. Debt Obligations
On May 24, 2018, we entered into a credit agreement (2018 Credit Agreement), which provides for (i) a $150 million five-year senior secured term loan facility (2018 Term Loan) that matures on May 24, 2023; and (ii) a $85 million three-year secured revolving credit facility (2018 Revolving Credit Facility) that matures on May 24, 2021. Proceeds from the 2018 Term Loan were used to repay in full the outstanding amount due under our $150 million amended term loan due November 10, 2019 (the 2015 Term Loan), and to pay fees and expenses incurred in connection with the 2018 Credit Agreement.
2018 Term Loan
The 2018 Term Loan bears interest at the Eurodollar Rate, as defined in the 2018 Credit Agreement and subject to a 1.00% floor, plus an annual margin rate of 4.75%, representing an all-in rate of 6.99% as of September 30, 2018, payable monthly based on our current interest period election. Quarterly principal payments of $375 thousand are also required. The 2018 Term Loan has a prepayment premium of 1% for any refinancing prepayments made on or prior to the date that is six months after the date of the 2018 Credit Agreement, after which there is no prepayment penalty.
Interest expense for nine months ended September 30, 2018 includes amounts related to our interest payment, one-time financing costs and the amortization of issuance costs and original issue discounts. For the nine months ended September 30, 2018, we recorded $11.6 million of interest expense, including $2.2 million of costs related to the extinguishment of the 2015 Term Loan and issuance of the 2018 Term Loan. Capitalized debt issuance costs totaling $1.8 million and original issue discounts totaling $986 thousand are being amortized to interest expense using the effective interest method over the contractual life of the 2018 Term Loan. As of September 30, 2018, the remaining unamortized issuance cost and original issue discounts totaled $2.6 million, and the outstanding principal balance of the 2018 Term Loan was $149.6 million.
We are subject to certain covenants under the 2018 Term Loan (as defined in the 2018 Credit Agreement), including (but not limited to) a maximum debt-to-total capitalization ratio (as defined in the 2018 Credit Agreement) of 35% under the 2018 Term Loan. We were in compliance with all covenants as of September 30, 2018.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Future principal payments due under the 2018 Term Loan as of September 30, 2018 are as follows:

As of September 30, 2018	Principal
(In thousands)
2018	$375
2019	1,500
2020	1,500
2021	1,500
2022	1,500
2023	143,250
Total	$149,625
2018 Revolving Credit Facility
Borrowings under the 2018 Revolving Credit Facility may be used for general corporate purposes and will accrue interest at a variable rate equal to, at our discretion, (i) a base rate (as defined in the 2018 Credit Agreement, subject to a floor of 1.00% per annum) plus a margin of 1.00% to 2.50% per annum, based on the applicable corporate credit rating at the time, or (ii) the Eurodollar Rate (subject to a floor of 0.00% per annum) plus a margin of 2.00% to 3.50% per annum, based on the applicable corporate credit rating at the time. As of September 30, 2018, no borrowings had been made under the 2018 Revolving Credit Facility.
We are required to pay a quarterly commitment fee on the average daily undrawn amount of the 2018 Revolving Credit Facility, which ranges from 0.30% to 0.60%, based on the applicable corporate credit rating at the time. As of September 30, 2018, the applicable commitment fee was 0.50%. For the three and nine months ended September 30, 2018, we recorded $0.1 million and $0.2 million of commitment fees in interest expense, respectively.
We incurred issuance costs of $1.5 million in connection with the establishment of the 2018 Revolving Credit Facility, which were deferred and recorded within Other Assets. These costs will be amortized through interest expense over the three-year life of the 2018 Revolving Credit Facility on a straight line basis. For the three and nine months ended September 30, 2018, we recognized $0.1 million and $0.2 million of interest expense from the amortization of deferred issuance costs. At September 30, 2018, the remaining issuance costs were $1.3 million, net of accumulated amortization.
We are subject to certain covenants under the 2018 Revolving Credit Facility, including (but not limited to) the following: a maximum debt-to-total capitalization ratio of 35%, a minimum liquidity requirement, compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants as of September 30, 2018.

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
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In Thousands)
Net premiums written
Direct	$73,748	$56,217	$210,452	$142,134
Ceded (1)	(8,367)	(8,501)	(21,598)	(20,029)
Net premiums written	$65,381	$47,716	$188,854	$122,105

Net premiums earned
Direct	$76,513	$52,024	$210,725	$133,696
Ceded (1)	(11,106)	(7,505)	(28,789)	(18,035)
Net premiums earned	$65,407	$44,519	$181,936	$115,661
(1) Net of profit commission
Excess-of-loss reinsurance
2017 ILN Transaction
In May 2017, NMIC entered into a reinsurance agreement with Oaktown Re that provides for up to $211.3 million of aggregate excess-of-loss reinsurance coverage at inception for new delinquencies on an existing portfolio of mortgage insurance policies written from 2013 through December 31, 2016. For the reinsurance coverage period, NMIC retains the first layer of $126.8 million of aggregate losses, of which $125.6 million remained at September 30, 2018, and Oaktown Re then provides second layer coverage up to the outstanding reinsurance coverage amount. NMIC will then retain losses in excess of the outstanding reinsurance coverage amount. The outstanding reinsurance coverage amount decreases from $211.3 million at inception over a ten-year period as the underlying covered mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled and was $144.1 million as of September 30, 2018. The outstanding reinsurance coverage amount will stop amortizing if certain credit enhancement or delinquency thresholds are triggered.
Oaktown Re financed the coverage by issuing mortgage insurance-linked notes in an aggregate amount of $211.3 million to unaffiliated investors (the 2017 Notes). The 2017 Notes mature on April 26, 2027. All of the proceeds paid to Oaktown Re from the sale of the 2017 Notes were deposited into a reinsurance trust to collateralize and fund the obligations of Oaktown Re to NMIC under the reinsurance agreement. Funds in the reinsurance trust account are required to be invested in high credit quality money market funds at all times.  We refer collectively to NMIC's reinsurance agreement with Oaktown Re and the issuance of the 2017 Notes by Oaktown Re as the 2017 ILN Transaction. Under the terms of the 2017 ILN Transaction, NMIC makes risk premium payments for the applicable outstanding reinsurance coverage amount and pays Oaktown Re for anticipated operating expenses (capped at $300 thousand per year). For the three and nine months ended September 30, 2018, NMIC ceded risk premiums of $1.5 million and $4.8 million, respectively. For the three and nine months ended September 30, 2017, NMIC ceded risk premiums of $1.9 million and $3.3 million, respectively. NMIC did not cede any losses to Oaktown Re during the three and nine month periods ended September 30, 2017 and 2018.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2018 ILN Transaction
In July 2018, NMIC entered into a reinsurance agreement with Oaktown Re II that provides for up to $264.5 million of aggregate excess-of-loss reinsurance coverage at inception for new delinquencies on an existing portfolio of mortgage insurance policies written between January 1, 2017 and May 31, 2018. For the reinsurance coverage period, NMIC retains the first layer of $125.3 million of aggregate losses, of which all remained at September 30, 2018, and Oaktown Re II then provides second layer coverage up to the outstanding reinsurance coverage amount. NMIC retains losses in excess of the outstanding reinsurance coverage amount. The outstanding reinsurance coverage amount decreases from $264.5 million at inception over a ten-year period as the underlying covered mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled, and was $264.5 million as of September 30, 2018. The outstanding reinsurance coverage amount will begin amortizing after an initial period in which a target level of credit enhancement is obtained and will stop amortizing if certain credit enhancement or delinquency thresholds are triggered.
Oaktown Re II financed the coverage by issuing mortgage insurance-linked notes in an aggregate amount of $264.5 million to unaffiliated investors (the 2018 Notes). The 2018 Notes mature on July 25, 2028. All of the proceeds paid to Oaktown Re II from the sale of the 2018 Notes were deposited into a reinsurance trust to collateralize and fund the obligations of Oaktown Re II to NMIC under the reinsurance agreement. Funds in the reinsurance trust account are required to be invested in high credit quality money market funds at all times. We refer collectively to NMIC's reinsurance agreement with Oaktown Re II and the issuance of the 2018 Notes by Oaktown Re II as the 2018 ILN Transaction, and the 2017 ILN Transaction and 2018 ILN Transaction as the ILN Transactions. Under the terms of the 2018 ILN Transaction, NMIC makes risk premium payments for the applicable outstanding reinsurance coverage amount and pays Oaktown Re II for anticipated operating expenses (capped at $250 thousand per year). For the three and nine months ended September 30, 2018, NMIC ceded risk premiums of $1.6 million. NMIC did not cede any losses to Oaktown Re II.
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
Under the terms of the 2018 ILN Transaction, we are required to maintain a certain level of restricted funds in a premium deposit account with Bank of New York Mellon until the 2018 Notes have been redeemed in full. "Cash and cash equivalents" on our balance sheet includes restricted cash of $1.4 million as of September 30, 2018. We are not required to deposit additional funds into the premium deposit account and the restricted balance will decrease over time as the principal balance of the 2018 Notes declines.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The following table shows the amounts related to the QSR Transactions:

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In Thousands)
Ceded risk-in-force	3,960,461	2,682,982	3,960,461	2,682,982
Ceded premiums written	(16,546)	(14,389)	(46,389)	(36,715)
Ceded premiums earned	(19,286)	(13,393)	(53,581)	(34,721)
Ceded claims and claims expenses	337	277	1,053	887
Ceding commission written	3,320	2,878	9,289	7,343
Ceding commission earned	3,814	2,581	10,501	6,921
Profit commission	11,272	7,758	31,180	19,945
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
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. NMIC's reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to our 2016 QSR Transaction was $2.5 million as of September 30, 2018.
In accordance with the terms of the 2018 QSR Transaction, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also settled quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to our 2018 QSR Transaction was $64 thousand as of September 30, 2018.
6. Reserves for Insurance Claims and Claim Expenses
We establish reserves to recognize the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. Consistent with industry practice, we establish reserves for loans that have been reported to us by servicers as having been in default for at least 60 days, referred to as case reserves, and additional loans that we estimate (based on actuarial review) have been in default for at least 60 days that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish claims expense reserves, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claims settlement process. As of September 30, 2018, we had reserves for insurance claims and claims expenses of $10.9 million for 746 primary loans in default. During the first nine months of 2018, we paid 59 claims totaling $2.2 million, including 42 claims covered under the QSR Transactions representing $438 thousand of ceded claims and claims expenses.
In 2013, we entered into a pool insurance transaction with Fannie Mae. The pool transaction includes a deductible, which represents the amount of claims to be absorbed by Fannie Mae before we are obligated to pay any claims. We only establish reserves for pool risk if we expect claims to exceed this deductible. At September 30, 2018, 53 loans in the pool were past due by 60 days or

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

more. These 53 loans represent approximately $3.2 million of risk-in-force (RIF). Due to the size of the remaining deductible, the low level of notices of default (NODs) reported on loans in the pool through September 30, 2018 and the expected severity (all loans in the pool have loan-to-value ratios (LTV) ratios under 80%), we did not have any case or IBNR reserves for pool risks at September 30, 2018. In connection with the settlement of pool claims, we applied $0.6 million to the pool deductible through September 30, 2018. At September 30, 2018, the remaining pool deductible was $9.8 million. We have not paid any pool claims to date. 100% of our pool RIF is reinsured under the 2016 QSR Transaction.
The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claim expenses:

	For the nine months ended September 30,
	2018	2017
	(In Thousands)
Beginning balance	$8,761	$3,001
Less reinsurance recoverables (1)	(1,902)	(297)
Beginning balance, net of reinsurance recoverables	6,859	2,704

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	5,090	3,546
Prior years (3)	(1,779)	(581)
Total claims and claims expenses incurred	3,311	2,965

Less claims paid:
Claims and claim expenses paid:
Current year (2)	37	—
Prior years (3)	1,742	720
Total claims and claim expenses paid	1,779	720

Reserve at end of period, net of reinsurance recoverables	8,391	4,949
Add reinsurance recoverables (1)	2,517	1,174
Ending balance	$10,908	$6,123
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
The "claims incurred" section of the table above shows claims and claim expenses incurred on NODs for current and prior years, including IBNR reserves. The amount of claims incurred relating to current year NODs represents the estimated amount of claims and claims expenses to be ultimately paid on such loans in default.  We recognized $1.8 million and $0.6 million of favorable prior year development during the nine months ended September 30, 2018 and 2017, respectively, due to NOD cures and ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we learn additional information about individual defaults and claims and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $3.7 million related to prior year defaults remained as of September 30, 2018.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

warrants. The following table reconciles the net income and the weighted average shares of common stock outstanding used in the computations of basic and diluted earnings per share of common stock:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(In Thousands, except for per share data)
Net income	$24,811	$12,312	$72,407	$23,816
Basic weighted average shares outstanding	65,948	59,884	64,584	59,680
Basic earnings per share	$0.38	$0.21	$1.12	$0.40

Net income	$24,811	$12,312	$72,407	$23,816
Warrant gain, net of tax	—	—	—	—
Diluted net income	$24,811	$12,312	$72,407	$23,816

Basic weighted average shares outstanding	65,948	59,884	64,584	59,680
Dilutive effect of issuable shares	2,896	3,205	2,928	3,093
Diluted weighted average shares outstanding	68,844	63,089	67,512	62,773

Diluted earnings per share	$0.36	$0.20	$1.07	$0.38

Anti-dilutive shares	—	830	252	832

8. Warrants
We issued 992 thousand warrants in connection with the Private Placement. Each warrant gives the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million.
During the nine months ended September 30, 2018, 142 thousand warrants were exercised resulting in 87 thousand common shares issued. No warrants were exercised during the nine months ended September 30, 2017. Upon exercise, we reclassified the fair value of the warrants from warrant liability to additional paid-in capital and recognized a loss of approximately $333 thousand.
We account for these warrants to purchase our common shares in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity.
9. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21% for the current and all future years following the enactment of the TCJA on December 22, 2017. We were subject to a statutory U.S. federal corporate income tax rate of 35% for all prior years through December 31, 2017. NMIH files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our provision for income taxes for interim reporting periods is established based on our estimated annual effective tax rates for a given year. Our effective tax rate on our pre-tax income was 22.1% and 20.2% for the three and nine months ended September 30, 2018, respectively, compared to 36.9% and 33.3% for the three and nine months ended September 30, 2017, respectively. The decrease in the effective tax rates for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 is attributable to the decrease in the statutory U.S. federal corporate income tax rate. We currently pay no federal income tax primarily due to the forecasted utilization of our federal net operating loss carryforwards, which were $93.9 million as of December 31, 2017. As a result, the interim provision for income taxes represents changes to deferred tax assets.
Provisional amounts
The TCJA reduced the statutory U.S. federal corporate income tax rate from 35% to 21% and changed the tax deductibility of certain expenses for tax years beginning after December 31, 2017. We have not completed our full assessment of the tax effects of the enactment of the TCJA on our deferred tax balances as of September 30, 2018 and December 31, 2017; however, in certain

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

cases, as described below, we have made reasonable estimates of the effects on our deferred tax balances. We recognized a $13.6 million income tax expense in the year ended December 31, 2017 for the items we could reasonably estimate. We are still analyzing the TCJA and refining our calculations, which could impact the measurement of our existing deferred tax assets including those related to share-based compensation. For tax years beginning after December 31, 2017, the TCJA expanded the number of individuals whose compensation is subject to a $1 million cap on tax deductibility and includes performance-based compensation in the calculation. As a result, we recorded a provisional amount to reduce the future tax benefit related to share-based compensation. We will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we incorporate additional guidance that may be issued by the U.S. Treasury Department, the IRS, or other standard-setting bodies.
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
NMIC and Re One's combined statutory net income (loss) was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Statutory net (loss)	$(17,274)	$(7,688)	$(22,022)	$(29,394)
NMIC and Re One's statutory surplus, contingency reserve and risk-to-capital (RTC) ratios were as follows:

	September 30, 2018	December 31, 2017
	(Dollars In Thousands)
Statutory surplus	$440,697	$371,084
Contingency reserve	292,030	186,641
RTC Ratio	13.3:1	13.2:1
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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of September 30, 2018, we had master policy relationships with 1,340 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders and other non bank lenders. As of September 30, 2018, we had $66.5 billion of total insurance-in-force (IIF), including primary IIF of $63.5 billion, and $15.8 billion of gross RIF, including primary RIF of $15.7 billion.
We believe that our success in acquiring a large and diverse group of lender customers and growing a portfolio of high-quality IIF traces to our founding principles, whereby we aim to help qualified individuals achieve the dream of homeownership, ensure that we remain a strong and credible counter-party, deliver a unique customer service experience, establish a differentiated risk management approach that emphasizes the individual underwriting review or validation of the vast majority of the loans we insure, and foster a culture of collaboration and excellence that helps us attract and retain experienced industry leaders. As of September 30, 2018, we had 300 full-time employees.
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
We discuss below our results of operations for the periods presented, as well as the conditions and trends that have impacted or are expected to impact our business, including new insurance writings, the composition of our insurance portfolio and other factors that we expect to impact our results. Our headquarters are located in Emeryville, California and our website is www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
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
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is initially recorded as unearned premium and earned over the estimated life of the policy. A majority of our single premium policies in force as of September 30, 2018 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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
Quota share reinsurance
The 2018 QSR Transaction took effect on January 1, 2018. Under the terms of the 2018 QSR Transaction, NMIC has ceded or will cede 25% of its eligible policies written in 2018 and 20% to 30% (such amount to be determined by NMIC at its sole election by December 1, 2018) of eligible policies written in 2019, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 61% that varies directly and inversely with ceded claims.
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
Excess-of-loss reinsurance
In July 2018, NMIC secured $264.5 million of aggregate excess-of-loss reinsurance coverage at inception for an existing portfolio of MI policies written from January 1, 2017 through May 31, 2018, through a mortgage insurance-linked notes offering by Oaktown Re II. The reinsurance coverage amount under the terms of the 2018 ILN Transaction decreases from $264.5 million at inception over a ten-year period as the underlying covered mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled. The outstanding reinsurance coverage amount will begin amortizing after an initial period in which a target level of credit enhancement is obtained and was $264.5 million as of September 30, 2018. For the reinsurance coverage period, NMIC retains the first layer of $125.3 million of aggregate losses, of which all remained at September 30, 2018, and Oaktown Re II then provides a second layer coverage up to the outstanding reinsurance coverage amount. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
In May 2017, NMIC secured $211.3 million of aggregate excess-of-loss reinsurance coverage at inception for an existing portfolio of MI policies written from 2013 through December 31, 2016, through a mortgage insurance-linked notes offering by Oaktown Re. The reinsurance coverage amount under the terms of the 2017 ILN Transaction decreases from $211.3 million at inception over a ten-year period as the underlying covered mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled and was $144.1 million as of September 30, 2018. For the reinsurance coverage period, NMIC retains the first layer of $126.8 million of aggregate losses, of which $125.6 million remained as of September 30, 2018, and Oaktown Re then provides second layer of coverage up to the outstanding reinsurance coverage amount. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
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

Primary and pool IIF and NIW	As of and for the three months ended				For the nine months ended
	September 30, 2018		September 30, 2017		September 30, 2018	September 30, 2017
	IIF	NIW	IIF	NIW	NIW
		(In Millions)
Monthly	$46,967	$6,675	$28,707	$4,833	$17,827	$11,824
Single	16,560	686	14,552	1,282	2,507	2,887
Primary	63,527	7,361	43,259	6,115	20,334	14,711

Pool	2,974	—	3,330	$—	—	—
Total	$66,501	$7,361	$46,589	$6,115	$20,334	$14,711
For the three and nine months ended September 30, 2018, NIW increased 20% and 38%, respectively, compared to the three and nine months ended September 30, 2017, primarily because of the growth in our monthly policy volume tied to increased penetration of existing customer accounts and new customer account activations, partially offset by a reduction in our single policy production. For the three and nine months ended September 30, 2018, monthly premium NIW increased 38% and 51%, respectively, compared to the same periods a year ago.
For the three months ended September 30, 2018, monthly premium polices accounted for 91% of our NIW. As of September 30, 2018, monthly premium policies accounted for 74% of our primary IIF, as compared to 66% at September 30, 2017. We expect the break-down of monthly premium policies and single premium policies (which we refer to as "mix") in our primary IIF to continue to trend toward our current NIW mix over time. Our primary IIF increased 47% as of September 30, 2018 compared to September 30, 2017, primarily because of the NIW generated between such measurement dates and the high persistency of our policies in force.
The following table presents net premiums written and earned for the periods indicated.

Primary and pool premiums written and earned	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In Thousands)
Net premiums written (1)	$65,381	$47,716	$188,854	$122,105
Net premiums earned (1)	65,407	44,519	181,936	115,661
(1) Net premiums written and earned are reported net of reinsurance and premium refunds.
For the three and nine months ended September 30, 2018, net premiums written increased 37% and 55%, respectively, and net premiums earned increased 47% and 57%, respectively, compared to the same periods in 2017. The increases in net premiums written and earned are due to the growth of our IIF and increased monthly policy production, partially offset by increased cessions under the QSR Transactions tied to the growth of our direct premium volume and the inception dates of the ILN Transactions. The growth of our net premiums written and net premiums earned was also impacted by the QSR Transactions. Under the 2016 QSR Transaction, premiums on singles policies are ceded on a written basis, with unearned premium reserves ceded and recognized on balance sheet as prepaid reinsurance premiums, and subsequently amortized to earnings in a manner consistent with the recognition of earnings on direct premiums written. Under the 2018 QSR Transaction, premiums on singles policies are ceded on an earned basis. The reinsurance coverage period for the 2016 QSR Transaction ended for new policies written after December 31, 2017, and we did not cede any unearned premium reserves on singles policies under the 2016 QSR Transaction during the three or nine months ended September 30, 2018. We did, however, continue to recognize earnings from the amortization of prepaid reinsurance premiums on policies previously ceded under the 2016 QSR Transaction. This contributed to accelerated growth in net premiums earned compared to net premiums written for the periods presented.
Pool premiums written and earned for the three and nine months ended September 30, 2018, were $0.9 million and $2.6 million, respectively, before the effects of the 2016 QSR Transaction, under which all of our written and earned pool premiums have been ceded.

Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the date and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	($ Values In Millions)
New insurance written	$7,361	$6,513	$6,460	$6,876	$6,115
Percentage of monthly premium	91%	88%	84%	83%	79%
Percentage of single premium	9%	12%	16%	17%	21%
New risk written	$1,883	$1,647	$1,580	$1,665	$1,496
Insurance in force (IIF) (1)	63,527	58,089	53,434	48,465	43,259
Percentage of monthly premium	74%	72%	70%	69%	66%
Percentage of single premium	26%	28%	30%	31%	34%
Risk in force (1)	$15,744	$14,308	$13,085	$11,843	$10,572
Policies in force (count) (1)	262,485	241,993	223,263	202,351	180,089
Average loan size (1)	$0.242	$0.240	$0.239	$0.240	$0.240
Average coverage (2)	24.8%	24.6%	24.5%	24.4%	24.4%
Loans in default (count)	746	768	1,000	928	350
Percentage of loans in default	0.3%	0.3%	0.5%	0.5%	0.2%
Risk in force on defaulted loans	$42	$43	$57	$53	$19
Average premium yield (3)	0.43%	0.44%	0.43%	0.44%	0.43%
Earnings from cancellations	$2.6	$3.1	$2.8	$4.2	$4.3
Annual persistency (4)	86.1%	85.5%	85.7%	86.1%	85.1%
Quarterly run-off (5)	3.3%	3.5%	3.1%	3.9%	3.8%

(1)	Reported as of the end of the period.

(2)	Calculated as end of period RIF divided by IIF.

(3)	Calculated as net primary and pool premiums earned, net of reinsurance, divided by average gross primary IIF for the period, annualized.

(4)	Defined as the percentage of IIF that remains on our books after any 12-month period.

(5)	Defined as the percentage of IIF that is no longer on our books after any 3-month period.
The table below presents a summary of the change in total primary IIF during the periods indicated.

Primary IIF	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In Millions)
IIF, beginning of period	$58,089	$38,629	$48,465	$32,168
NIW	7,361	6,115	20,334	14,711
Cancellations and other reductions	(1,923)	(1,485)	(5,272)	(3,620)
IIF, end of period	$63,527	$43,259	$63,527	$43,259

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
The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of September 30, 2018		As of September 30, 2017
	IIF	RIF	IIF	RIF
	(In Millions)
September 30, 2018	$19,804	$4,980	$—	$—
2017	19,317	4,731	14,315	3,508
2016	16,086	3,948	18,684	4,520
2015	7,144	1,790	8,742	2,167
2014	1,145	288	1,479	368
2013	31	7	39	9
Total	$63,527	$15,744	$43,259	$10,572
We utilize certain risk principles that form the basis of how we underwrite and originate primary NIW. We manage our portfolio credit risk by using several loan eligibility matrices which prescribe the maximum LTV, minimum borrower credit score, maximum borrower debt-to-income (DTI) ratio, maximum loan size, property type, loan type, loan term and occupancy status of loans that we will insure. Our loan eligibility matrices, as well as all of our detailed underwriting guidelines, are contained in our Underwriting Guideline Manual that is publicly available on our website. Our eligibility criteria and underwriting guidelines are designed to mitigate the layered risk inherent in a single insurance policy. "Layered risk" refers to the accumulation of borrower, loan and property risk. For example, we have higher credit score and lower maximum allowed LTV requirements for investor-owned properties, compared to owner-occupied properties. We monitor the concentrations of various risk attributes in our insurance portfolio, which may change over time, in part, as a result of regional conditions or public policy shifts.
The tables below present our primary NIW by FICO, LTV and purchase/refinance mix for the periods indicated. We calculate the LTV of a loan as the percentage of the original loan amount to the original purchase value of the property securing the loan.

Primary NIW by FICO	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ In Millions)
>= 760	$3,191	$2,806	$8,617	$6,865
740-759	1,228	934	3,431	2,277
720-739	1,095	807	2,973	1,889
700-719	878	697	2,435	1,662
680-699	632	456	1,668	1,088
<=679	337	415	1,210	930
Total	$7,361	$6,115	$20,334	$14,711
Weighted average FICO	747	747	746	748

Primary NIW by LTV	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ In Millions)
95.01% and above	$676	$722	$2,644	$1,470
90.01% to 95.00%	3,553	2,714	9,249	6,623
85.01% to 90.00%	2,373	1,765	6,017	4,372
85.00% and below	759	914	2,424	2,246
Total	$7,361	$6,115	$20,334	$14,711
Weighted average LTV	92.5%	92.3%	92.6%	92.2%

Primary NIW by purchase/refinance mix	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In Millions)
Purchase	$7,022	$5,387	$18,584	$12,889
Refinance	339	728	1,750	1,822
Total	$7,361	$6,115	$20,334	$14,711
The tables below present our total primary IIF and RIF by FICO and LTV and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of
	September 30, 2018		September 30, 2017
	($ In Millions)
>= 760	$29,627	47%	$21,329	49%
740-759	10,386	16	6,983	16
720-739	8,566	14	5,547	13
700-719	7,008	11	4,505	10
680-699	4,655	7	2,942	7
<=679	3,285	5	1,953	5
Total	$63,527	100%	$43,259	100%

Primary RIF by FICO	As of
	September 30, 2018		September 30, 2017
	($ In Millions)
>= 760	$7,361	47%	$5,251	50%
740-759	2,592	16	1,713	16
720-739	2,131	14	1,349	13
700-719	1,732	11	1,092	10
680-699	1,145	7	707	7
<=679	783	5	460	4
Total	$15,744	100%	$10,572	100%

Primary IIF by LTV	As of
	September 30, 2018		September 30, 2017
	($ In Millions)
95.01% and above	$6,309	10%	$3,038	7%
90.01% to 95.00%	28,879	45	19,562	45
85.01% to 90.00%	19,074	30	13,437	31
85.00% and below	9,265	15	7,222	17
Total	$63,527	100%	$43,259	100%

Primary RIF by LTV	As of
	September 30, 2018		September 30, 2017
	($ In Millions)
95.01% and above	$1,670	11%	$822	8%
90.01% to 95.00%	8,416	53	5,722	54
85.01% to 90.00%	4,590	29	3,205	30
85.00% and below	1,068	7	823	8
Total	$15,744	100%	$10,572	100%

Primary RIF by Loan Type	As of
	September 30, 2018	September 30, 2017

Fixed	98%	98%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	2	2
Total	100%	100%
The table below shows selected primary portfolio statistics, by book year, as of September 30, 2018.

	As of September 30, 2018
Book year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative default rate (2)
	($ Values in Millions)
2013	$162	$31	19%	655	166	—	1	0.2%	0.2%
2014	3,451	1,145	33%	14,786	5,944	53	23	3.6%	0.5%
2015	12,422	7,144	58%	52,548	33,093	197	47	2.9%	0.5%
2016	21,187	16,086	76%	83,626	66,849	248	25	2.0%	0.3%
2017	21,582	19,317	90%	85,897	79,147	215	2	2.3%	0.3%
2018	20,334	19,804	97%	78,829	77,286	33	—	0.8%	—%
Total	$79,138	$63,527		316,341	262,485	746	98

(1)	The ratio of total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.

(2)	The sum of the number of claims paid ever to date and number of loans in default as of the end of the period divided by policies ever in force.

Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the periods indicated. As of September 30, 2018, our RIF continues to be relatively more concentrated in California, primarily as a result of the size of the California mortgage market relative to the rest of the country and the location and timing of our acquisition of new customers. The distribution of risk as of September 30, 2018 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of
	September 30, 2018	September 30, 2017
California	13.3%	13.6%
Texas	8.1	7.6
Arizona	5.0	4.4
Florida	4.9	4.3
Virginia	4.9	5.6
Michigan	3.7	3.7
Pennsylvania	3.6	3.6
Colorado	3.4	3.8
Illinois	3.3	3.4
Utah	3.2	3.6
Total	53.4%	53.6%
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
Reserves are established by estimating the number of loans in default that will result in a claim payment, which is referred to as claim frequency, and the amount of the claim payment expected to be paid on each such loan in default, which is referred to as claim severity. Claim frequency and severity estimates are established based on historical observed experience regarding certain loan factors, such as age of the default, cure rates, size of the loan and estimated change in property valuation. Reserves are released the month in which a loan in default is brought current by the borrower, which is referred to as a cure. Adjustments to reserve estimates are reflected in the period in which the adjustment is made. Reserves are also ceded to reinsurers under the QSR Transactions. We will not cede reserves to reinsurers under the ILN Transactions unless losses exceed the respective retained coverage layers. Reserves are not established for future claims on insured loans which are not currently in default.
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
We insure mortgages for homes in areas that have been impacted by recent natural disasters. We do not provide coverage for property or casualty claims related to physical damage of a home underpinning an insured mortgage. We experienced an increase in NODs on insured loans in areas impacted by such disasters in the fourth quarter of 2017 and the first quarter of 2018. In the second and third quarters of 2018, we experienced an increase in cure activity on this NOD population. Our ultimate claims exposure for loans in areas impacted by natural catastrophes will depend on the number of NODs received, proximate cause of each default, cure rate of the NOD population, and potential repair cost curtailment for appropriate claims on damaged properties as permitted by our Master Policy. In the event of natural disasters, cure rates are influenced by the adequacy of homeowners and other hazard insurance carried on a related property, GSE-sponsored forbearance and other assistance programs, and a borrower's access to aid from government entities and private organizations, in addition to other factors which generally impact cure rates in unaffected areas.
The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claims expenses.

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In Thousands)
Beginning balance	$10,601	$5,048	$8,761	$3,001
Less reinsurance recoverables (1)	(2,382)	(899)	(1,902)	(297)
Beginning balance, net of reinsurance recoverables	8,219	4,149	6,859	2,704

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	1,938	1,215	5,090	3,546
Prior years (3)	(839)	(258)	(1,779)	(581)
Total claims and claims expenses incurred	1,099	957	3,311	2,965

Less claims paid:
Claims and claim expenses paid:
Current year (2)	37	—	37	—
Prior years (3)	890	157	1,742	720
Total claims and claim expenses paid	927	157	1,779	720

Reserve at end of period, net of reinsurance recoverables	8,391	4,949	8,391	4,949
Add reinsurance recoverables (1)	2,517	1,174	2,517	1,174
Ending balance	$10,908	$6,123	$10,908	$6,123
(1)    Related to ceded losses recoverable under the QSR Transactions, included in "Other Assets" on the Condensed Consolidated Balance Sheets. See Item 1, "Financial Statements - Notes to Consolidated Financial Statements - Note 5, Reinsurance" for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan had defaulted in a prior year and subsequently cured and later re-defaulted in the current year, that default would be included in the current year. Amounts are net of reinsurance.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default since that time. Amounts are net of reinsurance.
The "claims incurred" section of the table above shows claims and claim expenses incurred on NODs for current and prior years, including IBNR reserves and is presented net of reinsurance. The amount of claims incurred for current year NODs represents the estimated amount to be ultimately paid on such loans in default. The decreases during the periods presented in reserves held for prior year defaults represent favorable development and are generally the result of NOD cures and ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we learn additional information about individual defaults and claims, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $3.7 million related to prior year defaults remained as of September 30, 2018.
The following table provides a reconciliation of the beginning and ending count of loans in default for the periods indicated.

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Beginning default inventory	768	249	928	179
Plus: new defaults	380	208	1,080	479
Less: cures	(378)	(103)	(1,203)	(292)
Less: claims paid	(24)	(4)	(59)	(16)
Ending default inventory	746	350	746	350
The increase in the ending default inventory at September 30, 2018 compared to September 30, 2017 was primarily due to the aging of earlier book years and an increase in the overall number of policies in our portfolio which, historically drives a general increase in defaults, as well as defaults on insured loans in areas impacted by natural disasters that occurred in late 2017.
The following table provides details of our claims paid, before giving effect to claims ceded under the 2016 QSR Transaction, for the periods indicated. No claims paid were ceded under the 2018 QSR Transaction during the periods indicated.

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ In Thousands)
Number of claims paid (1)	24	4	59	16
Total amount paid for claims	$1,128	$160	$2,217	$731
Average amount paid per claim (2)	$49	$40	$41	$46
Severity(3)	80%	73%	76%	83%
(1)     Count includes claims settled without payment.
(2)     Calculation is net of claims settled without payment.
(3)     Severity represents the total amount of claims paid including claims expenses divided by the related RIF on the loan at the time the claim is perfected.
The increase in the number of claims paid for the three and nine months ended September 30, 2018, compared to the same periods ended September 30, 2017, is due to an increase in our default inventory and the continued growth and seasoning of our insured portfolio. Claims settled without payment are included in claim counts, but excluded from averages. Over time, we expect the severity of claims paid to be between 85% and 95% of the coverage amount. We believe our severity for the period ended September 30, 2018 is below long-term expectations due to home price appreciation in recent periods.
The following table shows our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the periods indicated.

Average reserve per default:	As of September 30, 2018	As of September 30, 2017
	(In Thousands)
Case (1)	$14	$16
IBNR	1	1
Total	$15	$17
(1)    Defined as the gross reserve per insured loan in default.
The average reserve per default at September 30, 2018 decreased from September 30, 2017, primarily due to defaults on insured loans in areas impacted by natural disasters. As of September 30, 2018, 91 of the 746 loans in default relate to homes in areas declared by FEMA to be disaster zones following natural catastrophes.  We expect that this population of loans in default will cure at a higher rate than the estimated rate we apply to non-disaster related loans in default, due to our historical and observed industry experience, and current economic indicators and relief programs. As such, we have established lower reserves for this population of NODs than we otherwise would for a similarly situated set of NODs in non-disaster zones. Over time, we anticipate that our average reserve per default will increase as the NODs in these zones cure and our NOD population continues to age.
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
Under the PMIERs financial requirements, Approved Insurers must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an Approved Insurer's net RIF, calculated by applying on a loan-by-loan basis certain risk-based factors derived from tables set out in the PMIERs to the net RIF, and other transactional adjustments approved by the GSEs, such as with respect to our ILN Transactions and QSR Transactions. The risk-based required asset amount for primary insurance is subject to a floor of 5.6% of total, performing, primary RIF, and the risk-based required asset amount for pool insurance considers both the factors in the tables and the net remaining stop loss for each pool insurance policy. The PMIERs financial requirements also increase the amount of available assets that must be held by an Approved Insurer for LPMI policies originated on or after January 1, 2016.
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
The following table provides a comparison of the PMIERs financial requirements as reported by NMIC as of the dates indicated.

	As of
	September 30, 2018	September 30, 2017
	(In Thousands)
Available assets	$702,020	$495,182
Risk-based required assets	398,975	356,207
The increase in available assets of $207 million as of September 30, 2018 compared to September 30, 2017 is driven by our positive cash flow from operations and a $70 million capital contribution from NMIH to NMIC during the second quarter of 2018, partially offset by an increase in our unearned premium reserve. The increase in the risk-based required asset amount of $43 million is due to the growth of our gross RIF and, to a lesser extent, an increase in our NOD population, which has a higher risk-based required asset amount charge, partially offset by the cession of risk relating to our third-party reinsurance agreements.
On September 27, 2018, the GSEs published revised PMIERs that will take effect and become applicable to NMIC on March 31, 2019. We expect that NMIC will remain in full compliance with the existing and revised PMIERs, as applicable, prior to and after March 31, 2019.
Capital Position of Our Insurance Subsidiaries and Financial Strength Ratings
In addition to GSE-imposed asset requirements, NMIC is also subject to state regulatory minimum capital requirements based on its RIF. While formulations of this minimum capital may vary by jurisdiction, the most common measure allows for a maximum permitted RTC ratio of 25:1.
As of September 30, 2018, NMIC's primary RIF, net of reinsurance, was approximately $9.7 billion. NMIC ceded 100% of its pool RIF pursuant to the 2016 QSR Transaction. Based on NMIC's total statutory surplus of $698.0 million (including contingency reserves) as of September 30, 2018, NMIC's RTC ratio was 13.9:1. Re One had total statutory capital of $34.7 million as of September 30, 2018, with a RTC ratio of 1.0:1. We continuously monitor our compliance with state capital requirements.

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

Consolidated Results of Operations

Consolidated statements of operations	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues	(In Thousands)
Net premiums earned	$65,407	$44,519	$181,936	$115,661
Net investment income	6,277	4,170	16,586	11,885
Net realized investment (losses) gains	(8)	69	51	198
Other revenues	85	195	193	461
Total revenues	71,761	48,953	198,766	128,205
Expenses
Insurance claims and claim expenses	1,099	957	3,311	2,965
Underwriting and operating expenses	30,379	24,645	87,852	78,682
Total expenses	31,478	25,602	91,163	81,647
Other expense
Loss from change in fair value of warrant liability	(5,464)	(502)	(4,935)	(679)
Interest expense	(2,972)	(3,352)	(11,951)	(10,146)
Income before income taxes	31,847	19,497	90,717	35,733
Income tax expense	7,036	7,185	18,310	11,917
Net income	$24,811	$12,312	$72,407	$23,816

Loss ratio(1)	1.7%	2.1%	1.8%	2.6%
Expense ratio(2)	46.4%	55.4%	48.3%	68.0%
Combined ratio	48.1%	57.5%	50.1%	70.6%
(1)    Loss ratio is calculated by dividing the provision for insurance claims and claims expenses by net premiums earned.
(2)    Expense ratio is calculated by dividing other underwriting and operating expenses by net premiums earned.
Revenues
For the three and nine months ended September 30, 2018, net premiums earned increased $20.9 million or 47% and $66.3 million or 57%, respectively, compared to the three and nine months ended September 30, 2017. The increase in both periods is primarily due to the growth of our IIF and increased monthly policy production, partially offset by increases to cessions under the QSR Transactions tied to the growth of our direct premium volume and the inception dates of the ILN Transactions.
For the three and nine months ended September 30, 2018, net investment income increased $2.1 million and $4.7 million, respectively, compared to the three and nine months ended September 30, 2017 due to an increase in the size of and improved yields on our total investment portfolio.
Expenses
We recognize insurance claims and claim expenses in connection with the loss experience of our insured portfolio and incur other underwriting and operating expenses, including employee compensation and benefits, policy acquisition costs, and technology, professional services and facilities expenses, in connection with the development and operation of our business.
Insurance claims and claim expenses increased $0.1 million or 15% and $0.3 million or 12% for the three months and nine months ended September 30, 2018, respectively, compared to the three months and nine months ended September 30, 2017, primarily due to an increase in new NODs and aging of existing NODs, partially offset by the release of reserves related to prior year defaults.

Underwriting and operating expenses increased $5.7 million or 23% and $9.2 million or 12%, for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017. Employee compensation accounts for the majority of our operating expenses, which increased to support the growth of our business, particularly in our operating functions. We incurred $2.6 million of underwriting and operating expenses during the nine months ended September 30, 2018 in connection with the 2018 ILN Transaction completed in July 2018. Underwriting and operating expenses for the nine months ended September 30, 2017 included $4.8 million related to the 2017 ILN Transaction and an amendment of the 2015 Credit Agreement.
Interest expense was $3.0 million and $12.0 million for the three and nine months ended September 30, 2018, respectively, compared to $3.4 million and $10.1 million, respectively, for the three and nine months ended September 30, 2017. Interest expense for the nine months ended September 2018 included $2.2 million of costs related to the extinguishment of the 2015 Term Loan and issuance of the 2018 Term Loan completed in May 2018. Interest expense for the three months ended September 30, 2018 declined compared to the three months ended September 30, 2017 due to the reduction in the interest spread payable on our borrowings under the 2018 Term Loan as compared to the 2015 Term Loan. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt Obligations."
Income tax expense increased to $18.3 million for the nine months ended September 30, 2018 from $11.9 million for the nine months ended September 30, 2017 because of the growth in our pre-tax income, partially offset by a decrease in our effective tax rate. Our effective tax rate on our pre-tax income decreased to 20.2% for the nine months ended September 30, 2018 from 33.3% for the nine months ended September 30, 2017, primarily because the TCJA reduced the statutory U.S. federal corporate income tax rate to 21% for the current and all future years from 35% for all prior years through December 31, 2017. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year. We expect our annual effective tax rate for the year ending December 31, 2018 will approximate the current 21% statutory U.S. federal corporate income tax rate. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."

Consolidated balance sheets	September 30, 2018	December 31, 2017
	(In Thousands)
Total investment portfolio	$874,435	$715,875
Cash and cash equivalents	18,187	19,196
Premiums receivable	34,675	25,179
Deferred policy acquisition costs, net	44,437	37,925
Software and equipment, net	22,887	22,802
Prepaid reinsurance premiums	33,058	40,250
Deferred tax asset, net	6,880	19,929
Other assets	17,922	13,692
Total assets	$1,052,481	$894,848
Term loan	$147,009	$143,882
Unearned premiums	162,893	163,166
Accounts payable and accrued expenses	27,134	23,364
Reserve for insurance claims and claims expenses	10,908	8,761
Reinsurance funds withheld	28,953	34,102
Deferred ceding commission	4,161	5,024
Warrant liability	10,930	7,472
Total liabilities	391,988	385,771
Total shareholders' equity	660,493	509,077
Total liabilities and shareholders' equity	$1,052,481	$894,848
As of September 30, 2018, we had approximately $892.6 million in cash and investments, including $50.8 million held by NMIH. The increase in cash and cash equivalents and investments from December 31, 2017 primarily relates to cash generated from operations and net proceeds of approximately $79.2 million from the common stock offering completed in March 2018.

Premiums receivable was $34.7 million as of September 30, 2018, compared to $25.2 million as of December 31, 2017. The increase was primarily driven by the increase in our monthly premium policies in force, where premiums are generally paid one month in arrears.
Net deferred policy acquisition costs were $44.4 million as of September 30, 2018, compared to $37.9 million at December 31, 2017. The increase was primarily driven by growth in the number of policies written during the period ended September 30, 2018 and the deferral of certain costs associated with the origination of those policies, partially offset by the amortization of previously deferred acquisition costs.
Prepaid reinsurance premiums were $33.1 million as of September 30, 2018, compared to $40.3 million as of December 31, 2017. The prepaid reinsurance premiums balance represents the unearned premiums reserve on single premium policies ceded under the 2016 QSR Transaction. The reinsurance coverage period of the 2016 QSR Transaction ended for new premiums written after December 31, 2017, and under the 2018 QSR Transaction we cede premiums on singles policies on an earned basis. Consequently, we did not cede any unearned premium reserves on singles policies with coverage effective dates on or after January 1, 2018. The decrease in prepaid reinsurance premiums reflects the amortization of the unearned premiums, reserve on singles policies previously ceded under the 2016 QSR Transaction.
Net deferred tax assets decreased to $6.9 million as of September 30, 2018, from $19.9 million at December 31, 2017, primarily due to the utilization of net operating loss carryforwards during the period. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
Other assets increased to $17.9 million as of September 30, 2018 from $13.7 million as of December 31, 2017, driven by an increase in accrued investment income and prepaid expenses for various contracts renewals, as well as the capitalization of $1.3 million deferred debt issuance costs in connection with the establishment of the 2018 Revolving Credit Facility.
Unearned premiums decreased $0.3 million to $162.9 million as of September 30, 2018, primarily due to the amortization through earnings of existing unearned premiums in accordance with the expiration of risk on the related policies and the cancellation of other single premium policies, partially offset by single premium policy origination during the period.
Accounts payable and accrued expense increased to $27.1 million as of September 30, 2018, from $23.4 million at December 31, 2017, primarily due to an increase in personnel expense and deferred rent accruals, reinsurance premiums payable and unsettled payments from the purchase of certain securities at September 30, 2018.
Reserve for insurance claims and claim expenses increased $2.1 million to $10.9 million at September 30, 2018, primarily due to an increase in the number of new defaults and the aging of existing defaults in our general loan population, offset by the release of reserves on cured defaults. See "- Insurance Claims and Claims Expenses," above for further details.
Reinsurance funds withheld was $29.0 million as of September 30, 2018, representing ceded premiums written, less our profit and ceding commission receivables under the 2016 QSR Transaction. The decrease in reinsurance funds withheld of $5.1 million from December 31, 2017, was a result of a decline in ceded premiums written on single premium policies, due to the end of the effective reinsurance coverage period of the 2016 QSR Transaction at December 31, 2017. See, Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance."
Warrant liability increased to $10.9 million at September 30, 2018, compared to $7.5 million at December 31, 2017, primarily due to the increase in our common stock price during the period, with additional impact related to changes in the Black-Scholes model inputs and exercises of outstanding warrants.  For further information regarding valuation of our warrant liability and their impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 3, Fair Value of Financial Instruments."
The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Consolidated cash flows	For the nine months ended September 30,
	2018	2017
Net cash provided by (used in) :	(In Thousands)
Operating activities	$99,349	$41,778
Investing activities	(180,928)	(66,553)
Financing activities	80,570	(2,273)
Net decrease in cash and cash equivalents	$(1,009)	$(27,048)

Net cash provided by operating activities was $99.3 million for the nine months ended September 30, 2018, compared to $41.8 million for the nine months ended September 30, 2017. The increase in cash generated from operating activities was primarily driven by growth in premiums written and investment income, partially offset by increases in operating expenses as well as higher claims paid due to an increase in our default inventory.
Cash used in investing activities for the periods presented was driven by the purchase of fixed and short-term maturities during those periods. Cash used in investing activities for the nine months ended September 30, 2018, reflects, in part, the investment of net proceeds from the common stock offering completed in March 2018.
Cash provided by financing activities was $80.6 million for the nine months ended September 30, 2018, compared to cash used in financing activities of $2.3 million for the nine months ended September 30, 2017. The increase was primarily driven by the $79.2 million net cash proceeds raised through the common stock offering we completed in March 2018, partially offset by the net cash used in connection with the extinguishment of the 2015 Term Loan, and establishment of the 2018 Term Loan and 2018 Revolving Credit Facility, as well as an increase in taxes paid on the net share settlement of equity awards.

Holding Company Liquidity and Capital Resources
NMIH serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. NMIH's principal liquidity demands include funds for: (i) payment of certain corporate expenses; (ii) payment of certain reimbursable expenses of its insurance subsidiaries; (iii) payment of principal, interest and other fees related to the 2018 Credit Agreement; (iv) tax payments to the Internal Revenue Service; (v) capital support for its subsidiaries; and (vi) payment of dividends, if any, on its common stock. NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations, such as NMIH, that are incorporated in Delaware. Delaware corporation law provides that dividends are only payable out of a corporation's surplus or recent net profits (subject to certain limitations).
As of September 30, 2018, NMIH had $50.8 million of cash and investments. NMIH's principal source of net operating cash is investment income. NMIH also has access to the $85 million 2018 Revolving Credit Facility and in the future could benefit from dividends from NMIC and Re One, if available and permitted under law and by the GSEs.
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
The 2018 Credit Agreement contains certain covenants for the 2018 Term Loan, including (but not limited to) the financial covenant of a maximum debt-to-total capitalization ratio of 35%, and certain covenants for the 2018 Revolving Credit Facility, including (but not limited to) the following financial covenants: a maximum debt-to-total capitalization ratio of 35%, a minimum liquidity requirement, compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and minimum consolidated net worth and statutory capital requirements. We were in compliance with all covenants as of September 30, 2018.

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
Substantially all of our investment portfolio is held in fixed maturity instruments. As of September 30, 2018, the fair value of our investment portfolio was $874.4 million. We also had an additional $18.2 million of cash and equivalents as of September 30, 2018. Pre-tax book yield on the investment portfolio for the nine months ended September 30, 2018 was 2.8%. The book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. Yield on the investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our investment portfolio and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating.

Percentage of portfolio's fair value	September 30, 2018	December 31, 2017
Corporate debt securities	59%	59%
Asset-backed securities	19	14
Cash, cash equivalents, and short-term investments	7	6
Municipal debt securities	10	12
U.S. treasury securities and obligations of U.S. government agencies	5	9
Total	100%	100%

Investment portfolio ratings at fair value (1)	September 30, 2018	December 31, 2017
AAA	22%	21%
AA(2)	17	19
A(2)	43	46
BBB(2)	18	14
Total	100%	100%
(1)    Excluded certain operating cash accounts.
(2)    Includes +/– ratings.
Our investments are rated by one or more nationally recognized statistical rating organizations. If multiple ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Other Items
Off-Balance Sheet Arrangements and Contractual Obligations
We had no material off-balance sheet arrangements as of September 30, 2018. In connection with the ILN Transactions, we have certain future contractual commitments to Oaktown Re and Oaktown Re II, special purpose VIEs that are not consolidated in our financial results. See "Financial Statements - Notes to Condensed Consolidated Financial Statements - "Note 5, Reinsurance."
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
We manage market risk via a defined investment policy implemented by our treasury function with oversight from our Board of Director's Risk Committee. Important drivers of our market risk exposure monitored and managed by us include but are not limited to:

•
Changes to the level of interest rates. Increasing interest rates may reduce the value of certain fixed-rate bonds held in the investment portfolio. Higher rates may cause variable rate assets to generate additional income. Decreasing rates will have the reverse impact. Significant changes in interest rates can also affect persistency and claim rates of our insurance portfolio, and as a result we may determine that our investment portfolio needs to be restructured to better align it with future liabilities and claim payments. Such restructuring may cause investments to be liquidated when market conditions are adverse. Additionally, the changes in Eurodollar based interest rates affect the interest expense related to our debt.

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
The carrying value of our investment portfolio as of September 30, 2018 and December 31, 2017 was $874 million and $716 million, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of September 30, 2018, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.53 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.53% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 3.67 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.67% in fair value of our fixed income portfolio.
We are also subject to market risk related to our 2018 Term Loan and the ILN Transactions. As discussed in Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt Obligations," the 2018 Term Loan bears interest at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on our outstanding principal.
The risk premium amounts under the ILN Transactions are calculated by multiplying the outstanding reinsurance coverage amount at the beginning of any payment period by a coupon rate, which is the sum of 1-month LIBOR and a risk margin, and then subtracting actual investment income earned on the trust balance during that payment period. An increase in 1-month LIBOR rates would generally increase the risk premium payments, while an increase to money market rates, which directly affect investment income earned on the trust balance, would generally decrease them. Although we expect the two rates to move in tandem, to the extent they do not, it could increase or decrease the risk premium payments that otherwise would be due.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2018 pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
To the extent we believe any potential loss relating to such lawsuits and claims may have a material impact on our liquidity, consolidated financial position, results of operations, and/or our business as a whole and is reasonably possible but not probable, we will disclose information relating to any such potential loss, whether in excess of any established accruals or where there is no established accrual. We will also disclose information relating to any material potential loss that is probable but not reasonably estimable. Where reasonably practicable, we will provide an estimate of loss or range of potential loss. No disclosures are generally made for any loss contingencies that are deemed to be remote.
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
Item 1A. Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item 1A of our 2017 10-K, as updated in our First Quarter 10-Q. As of the date of this report, we are not aware of any material changes in our risk factors from the risk factors disclosed in our 2017 10-K, as updated in our First Quarter 10-Q. You should carefully consider the risks and uncertainties described herein and in our 2017 10-K and First Quarter 10-Q, which have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The risks described herein and in our 2017 10-K and First Quarter 10-Q are not the only risks we face, as there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial which may in the future adversely affect our business, financial condition and/or operating results.

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

10.28 ~	NMI Holdings, Inc. Severance Benefit Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 17, 2016)
10.29 ~	NMI Holdings, Inc. Change in Control Severance Benefit Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 23, 2017)
10.30 ~	NMI Holdings, Inc. Amended and Restated Change in Control Severance Benefit Plan
10.31~	NMI Holdings, Inc. Clawback Policy (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on February 23, 2017)
21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2018 and 2017
     (iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2018 and the year ended December 31, 2017
(iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and
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
Date: October 30, 2018

By: /s/ Adam S. Pollitzer
Name:Adam S. Pollitzer
Title:Chief Financial Officer and Duly Authorized Signatory