Form 10-Q
period 2019-03-31
NMI Holdings, Inc.
filed 2019-05-02
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-36174
NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	45-4914248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Powell Street, Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

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
YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
YES ☐ NO ☒

The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on April 26, 2019 was 67,533,958 shares.

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

•
potential adverse impacts arising from natural disasters, including, with respect to affected areas, a decline in new business, adverse effects on home prices, and an increase in notices of default on insured mortgages;

•	the inability of our counter-parties, including third party reinsurers, to meet their obligations to us;

•	failure to maintain, improve and continue to develop necessary information technology systems or the failure of technology providers to perform; and

•	ability to recruit, train and retain key personnel.
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report on Form 10-Q, including the exhibits hereto. In addition, for additional discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner, you should review the Risk Factors in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 10-K), as subsequently updated in other reports we file from time to time with the U.S. Securities and Exchange Commission (SEC).
Unless expressly indicated or the context requires otherwise, the terms "we," "our," "us" and the "Company" in this document refer to NMI Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries on a consolidated basis.

PART I
Item 1. Financial Statements

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2019	December 31, 2018
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $934,712 and $924,987 as of March 31, 2019 and December 31, 2018, respectively)	$940,223	$911,490
Cash and cash equivalents (including restricted cash of $1,422 and $1,414 as of March 31, 2019 and December 31, 2018, respectively)	39,761	25,294
Premiums receivable	38,478	36,007
Accrued investment income	6,553	5,694
Prepaid expenses	4,454	3,241
Deferred policy acquisition costs, net	48,820	46,840
Software and equipment, net	25,105	24,765
Intangible assets and goodwill	3,634	3,634
Prepaid reinsurance premiums	27,747	30,370
Other assets	12,736	4,708
Total assets	$1,147,511	$1,092,043

Liabilities
Term loan	$146,503	$146,757
Unearned premiums	154,325	158,893
Accounts payable and accrued expenses	16,981	31,141
Reserve for insurance claims and claim expenses	15,537	12,811
Reinsurance funds withheld	25,308	27,114
Warrant liability, at fair value	11,831	7,296
Deferred tax liability, net	12,770	2,740
Other liabilities (1)	12,375	3,791
Total liabilities	395,630	390,543
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 67,501,958 and 66,318,849 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively (250,000,000 shares authorized)	675	663
Additional paid-in capital	684,635	682,181
Accumulated other comprehensive income (loss), net of tax	184	(14,832)
Retain earnings	66,387	33,488
Total shareholders' equity	751,881	701,500
Total liabilities and shareholders' equity	$1,147,511	$1,092,043

(1)	Deferred Ceding Commissions have been reclassified to "Other Liabilities" in prior periods
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the three months ended March 31,
	2019	2018
Revenues	(In Thousands, except for per share data)
Net premiums earned	$73,868	$54,914
Net investment income	7,383	4,574
Net realized investment losses	(187)	—
Other revenues	42	64
Total revenues	81,106	59,552
Expenses
Insurance claims and claim expenses	2,743	1,569
Underwriting and operating expenses	30,849	28,453
Total expenses	33,592	30,022
Other expense
Gain (loss) from change in fair value of warrant liability	(5,479)	420
Interest expense	(3,061)	(3,419)
Total other expense	(8,540)	(2,999)

Income before income taxes	38,974	26,531
Income tax expense	6,075	4,176
Net income	$32,899	$22,355

Earnings per share
Basic	$0.49	$0.36
Diluted	$0.48	$0.34

Weighted average common shares outstanding
Basic	66,692	62,099
Diluted	68,996	65,697

Net income	$32,899	$22,355
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains in accumulated other comprehensive income, net of tax (benefit) expense of $3,953 and ($423) for the quarters ended March 31, 2019 and 2018, respectively	14,868	(10,956)
Reclassification adjustment for realized losses (gains) included in net income, net of tax expense (benefit) of ($39) and $0 for the quarters ended March 31, 2019 and 2018, respectively	148	—
Other comprehensive income (loss), net of tax	15,016	(10,956)
Comprehensive income	$47,915	$11,399
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
	(In Thousands)
Balances, January 1, 2018	60,518	$605	$585,488	$(2,859)	$(74,157)	$509,077
Cumulative effect of change in accounting principle	—	—	—	282	(282)	—
Common stock: class A shares issued related to public offering	4,255	43	79,122	—	—	79,165
Common stock: class A shares issued related to warrants	26	*	489	—	—	489
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	770	8	(999)	—	—	(991)
Share-based compensation expense	—	—	2,805	—	—	2,805
Change in unrealized investment gains/losses, net of tax benefit of $423	—	—	—	(10,956)	—	(10,956)
Net income	—	—	—	—	22,355	22,355
Balances, March 31, 2018	65,569	$656	$666,905	$(13,533)	$(52,084)	$601,944

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
	(In Thousands)
Balances, January 1, 2019	66,319	$663	$682,181	$(14,832)	$33,488	$701,500
Common stock: class A shares issued related to warrants	39	*	944	—	—	944
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	1,144	12	(1,471)	—	—	(1,459)
Share-based compensation expense	—	—	2,981	—	—	2,981
Change in unrealized investment gains/losses, net of tax expense of $3,992	—	—	—	15,016	—	15,016
Net income	—	—	—	—	32,899	32,899
Balances, March 31, 2019	67,502	$675	$684,635	$184	$66,387	$751,881

*
During the three months ended March 31, 2019 and 2018, we issued 39,195 and 25,686 common shares, respectively, with a par value of $0.01 related to the exercise of warrants, which is not identifiable in this schedule due to rounding.

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2019	2018
Cash flows from operating activities	(In Thousands)
Net income	$32,899	$22,355
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized investment losses	187	—
Loss (gain) from change in fair value of warrant liability	5,479	(420)
Depreciation and amortization	2,103	1,858
Net amortization of premium on investment securities	314	439
Amortization of debt discount and debt issuance costs	248	361
Share-based compensation expense	2,981	2,805
Deferred income taxes	6,038	4,009
Changes in operating assets and liabilities:
Premiums receivable	(2,472)	(2,985)
Accrued investment income	(859)	(553)
Prepaid expenses	(1,407)	(1,451)
Deferred policy acquisition costs, net	(1,980)	(2,101)
Other assets (1)	191	163
Unearned premiums	(4,568)	2,424
Reserve for insurance claims and claim expenses	2,726	1,630
Reinsurance balances, net (1)	(148)	153
Accounts payable and accrued expenses	(13,453)	(7,556)
Net cash provided by operating activities	28,279	21,131
Cash flows from investing activities
Purchase of short-term investments	(47,994)	(16,858)
Purchase of fixed-maturity investments, available-for-sale	(72,586)	(74,095)
Proceeds from maturity of short-term investments	81,311	31,309
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	29,043	44,444
Additions to software and equipment	(1,751)	(1,370)
Net cash used in investing activities	(11,977)	(16,570)
Cash flows from financing activities
Proceeds from issuance of common stock related to public offering, net of issuance costs	—	79,249
Proceeds from issuance of common stock related to employee equity plans	11,017	4,782
Taxes paid related to net share settlement of equity awards	(12,477)	(5,523)
Repayments of term loan	(375)	(375)
Net cash (used in) provided by financing activities	(1,835)	78,133

Net decrease in cash, cash equivalents and restricted cash	14,467	82,694
Cash, cash equivalents and restricted cash, beginning of period	25,294	19,196
Cash, cash equivalents and restricted cash, end of period	$39,761	$101,890

Supplemental disclosures of cash flow information
Noncash financing activities
Interest paid	$2,617	$3,072
Income tax refunded	$209	$—

(1)	Ceded losses recoverable under our quota-share reinsurance transactions were reclassified from "Other Assets" in prior periods to "Reinsurance balance, net".
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization, Basis of Presentation and Summary of Accounting Principles
NMI Holdings, Inc. (NMIH) is a Delaware corporation, incorporated in May 2011, to provide private mortgage guaranty insurance (which we refer to as mortgage insurance or MI) through its wholly owned insurance subsidiaries, National Mortgage Insurance Corporation (NMIC) and National Mortgage Reinsurance Inc One (Re One). Our common stock is listed on the NASDAQ exchange under the ticker symbol "NMIH."
In April 2013, NMIC, our primary insurance subsidiary, issued its first mortgage insurance policy. NMIC is licensed to write mortgage insurance in all 50 states and D.C. In August 2015, NMIH capitalized a wholly owned subsidiary, NMI Services, Inc. (NMIS), through which we offer outsourced loan review services to mortgage loan originators.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, which include the results of NMIH and its wholly owned subsidiaries, have been prepared in accordance with the instructions to Form 10-Q as prescribed by the SEC for interim reporting and include other information and disclosures required by accounting principles generally accepted in the U.S. (GAAP). Our accounts are maintained in U.S. dollars. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2018, included in our 2018 10-K. All intercompany transactions have been eliminated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as of the balance sheet date. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates. Certain reclassifications to our previously reported financial information have been made to conform to current period presentation. The results of operations for the interim period may not be indicative of the results that may be expected for the full year ending December 31, 2019.
Significant Accounting Principles
There have been no changes to our significant accounting principles as described in Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - Summary of Accounting Principles" of our 2018 10-K, other than as noted in "Recent Accounting Pronouncements - Adopted" below.
Recent Accounting Pronouncements - Adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). This update requires that businesses recognize rights and obligations associated with certain leases as assets and liabilities on the balance sheet. The standard also requires additional disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. We adopted this ASU on January 1, 2019 using the modified-retrospective method and applied it prospectively as of the effective date, without adjusting comparative periods presented as permitted by ASU 2018-11, Leases (Topic 842), Targeted Improvements. Adoption of this new standard increased our assets and liabilities by $7.6 million in connection with the recognition of right-of-use assets and lease liabilities, primarily related to the operating lease on our corporate headquarters. Adoption of this standard did not impact our consolidated statements of operations or cash flows. See Note 10, "Leases" for additional information related to our leases.
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). This update is intended to simplify the accounting for certain equity-linked financial instruments. We adopted this ASU on January 1, 2019. Adoption of this standard had no impact on our consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718). This update expands the scope of Topic 718 to include share-based payments made to non-employees in connection with the acquisition of goods and services. We adopted this ASU on January 1, 2019. Adoption of this standard had no impact on our financial results at this time as we have not made any share-based grants to non-employees as defined in ASC 718-10-20.
Recent Accounting Pronouncements - Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). This update requires companies to measure all expected credit losses for financial assets held at the reporting date. The standard also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently reviewing the impact the adoption of this ASU will have, if any, on our financial assets. We do not expect it to

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

impact our accounting for insurance claims and claim expenses as these items are not in the scope of this ASU.
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
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of March 31, 2019	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$48,189	$86	$(696)	$47,579
Municipal debt securities	91,833	671	(331)	92,173
Corporate debt securities	613,016	7,471	(2,871)	617,616
Asset-backed securities	156,258	1,241	(125)	157,374
Total bonds	909,296	9,469	(4,023)	914,742
Short-term investments	25,416	65	—	25,481
Total investments	$934,712	$9,534	$(4,023)	$940,223

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2018	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$48,171	$35	$(1,376)	$46,830
Municipal debt securities	92,014	206	(963)	91,257
Corporate debt securities	554,079	847	(11,688)	543,238
Asset-backed securities	171,990	792	(1,457)	171,325
Total bonds	866,254	1,880	(15,484)	852,650
Short-term investments	58,733	107	—	58,840
Total investments	$924,987	$1,987	$(15,484)	$911,490
We did not own any mortgage-backed securities in our asset-backed securities portfolio as March 31, 2019 and December 31, 2018.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Financial	38%	38%
Consumer	26	27
Communications	11	12
Utilities	10	7
Industrial	7	7
Technology	5	6
Energy	2	2
Other	1	1
Total	100%	100%
As of March 31, 2019 and December 31, 2018, approximately $5.4 million and $5.3 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair values of available-for-sale securities as of March 31, 2019 and December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of March 31, 2019	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$47,004	$46,989
Due after one through five years	399,669	400,793
Due after five through ten years	314,593	317,471
Due after ten years	17,188	17,596
Asset-backed securities	156,258	157,374
Total investments	$934,712	$940,223

As of December 31, 2018	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$76,087	$76,104
Due after one through five years	352,282	347,701
Due after five through ten years	318,728	310,633
Due after ten years	5,900	5,727
Asset-backed securities	171,990	171,325
Total investments	$924,987	$911,490
Aging of Unrealized Losses
As of March 31, 2019, the investment portfolio had gross unrealized losses of $4.0 million, $3.6 million of which has been in an unrealized loss position for a period of 12 months or greater. We did not consider these securities to be other-than-temporarily impaired as of March 31, 2019. We based our conclusion that these investments were not other-than-temporarily impaired as of March 31, 2019 on the following facts: (i) the unrealized losses were primarily caused by interest rate movements and market fluctuations in credit spreads since the purchase date; (ii) we do not intend to sell these investments; and (iii) we do not believe that it is more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

not occur until maturity. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of March 31, 2019		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	—	$—	$—	17	$37,425	$(696)	17	$37,425	$(696)
Municipal debt securities(1)	1	2,000	—	19	33,034	(331)	20	35,034	(331)
Corporate debt securities	23	43,094	(423)	89	158,174	(2,448)	112	201,268	(2,871)
Asset-backed securities	10	18,173	(46)	20	28,453	(79)	30	46,626	(125)
Short-term investments(1)	1	994	—	—	—	—	1	994	—
Total	35	$64,261	$(469)	145	$257,086	$(3,554)	180	$321,347	$(4,023)

(1)	Includes securities with unrealized losses of less than 12 months which are not identifiable in the schedule due to rounding.

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2018		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	—	$—	$—	19	$41,817	$(1,376)	19	$41,817	$(1,376)
Municipal debt securities	4	7,409	(11)	31	58,658	(952)	35	66,067	(963)
Corporate debt securities	118	226,477	(3,952)	126	221,675	(7,736)	244	448,152	(11,688)
Asset-backed securities	25	36,017	(1,136)	22	33,988	(321)	47	70,005	(1,457)
Total	147	$269,903	$(5,099)	198	$356,138	$(10,385)	345	$626,041	$(15,484)
Net Investment Income
The following table presents the components of net investment income:

	For the three months ended March 31,
	2019	2018
	(In Thousands)
Investment income	$7,496	$4,782
Investment expenses	(113)	(208)
Net investment income	$7,383	$4,574
The following table presents the components of net realized investment losses:

	For the three months ended March 31,
	2019	2018
	(In Thousands)
Gross realized investment gains	$195	$—
Gross realized investment losses	(382)	—
Net realized investment losses	$(187)	$—

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Investment Securities - Other-than-Temporary Impairment (OTTI)
For the three months ended March 31, 2019, we recognized a $0.4 million OTTI loss in earnings related to the planned sale of a security in a loss position in April 2019. For the three months ended March 31, 2018, we did not recognize any OTTI losses. There were no credit losses recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income (loss) for the three months ended March 31, 2019 or 2018.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2019	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$47,579	$—	$—	$47,579
Municipal debt securities	—	92,173	—	92,173
Corporate debt securities	—	617,616	—	617,616
Asset-backed securities	—	157,374	—	157,374
Cash, cash equivalents and short-term investments	65,242	—	—	65,242
Total assets	$112,821	$867,163	$—	$979,984
Warrant liability	—	—	11,831	11,831
Total liabilities	$—	$—	$11,831	$11,831

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2018	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$46,830	$—	$—	$46,830
Municipal debt securities	—	91,257	—	91,257
Corporate debt securities	—	543,238	—	543,238
Asset-backed securities	—	171,325	—	171,325
Cash, cash equivalents and short-term investments	84,134	—	—	84,134
Total assets	$130,964	$805,820	$—	$936,784
Warrant liability	—	—	7,296	7,296
Total liabilities	$—	$—	$7,296	$7,296
There were no transfers between Level 1 and Level 2, nor any transfers in or out of Level 3, of the fair value hierarchy during the three months ended March 31, 2019 and the year ended December 31, 2018.
The following is a roll-forward of Level 3 liabilities measured at fair value:

	For the three months ended March 31,
Warrant Liability	2019	2018
	(In Thousands)
Balance, January 1	$7,296	$7,472
Change in fair value of warrant liability included in earnings	5,479	(420)
Issuance of common stock on warrant exercise	(944)	(489)
Balance, March 31	$11,831	$6,563

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table outlines the key inputs and assumptions used to calculate the fair value of the warrant liability in the Black-Scholes option-pricing model as of the dates indicated.

	As of March 31,
	2019	2018
Common stock price	$25.87	$16.55
Risk free interest rate	2.21 - 2.31%	2.37%
Expected life	1.67 - 3.06 years	2.59 years
Expected volatility	42.30 - 45.7%	30.1%
Dividend yield	0%	0%
The changes in fair value of the warrant liability for the three months ended March 31, 2019 and 2018 are primarily attributable to changes in the price of our common stock during the respective periods, with additional impact related to changes in the Black-Scholes model inputs and exercises of outstanding warrants.
4. Debt
On May 24, 2018, we entered into a credit agreement (2018 Credit Agreement), which provides for (i) a $150 million 5-year senior secured term loan facility (2018 Term Loan) that matures on May 24, 2023; and (ii) a $85 million three-year secured revolving credit facility (2018 Revolving Credit Facility) that matures on May 24, 2021. Proceeds from the 2018 Term Loan were used to repay in full the outstanding amount due under our $150 million amended term loan (2015 Term Loan) due on November 10, 2019, and to pay fees and expenses incurred in connection with the 2018 Credit Agreement.
2018 Term Loan
The 2018 Term Loan bears interest at the Eurodollar Rate, as defined in the 2018 Credit Agreement and subject to a 1.00% floor, plus an annual margin rate of 4.75%, representing an all-in rate of 7.25% as of March 31, 2019, payable monthly based on our current interest period election. Quarterly principal payments of $375 thousand are also required. As of March 31, 2019, the outstanding principal balance of the 2018 Term Loan was $148.9 million.
Interest expense for the 2018 Term Loan includes interest and the amortization of issuance costs, an original issue discount and capitalized modification costs related to the 2015 Term Loan. For the three months ended March 31, 2019, interest expense was $2.8 million. Remaining unamortized issuance costs were $2.4 million as of March 31, 2019 and are being amortized to interest expense using the effective interest method over the contractual life of the 2018 Term Loan.
We are subject to certain covenants under the 2018 Term Loan (as defined in the 2018 Credit Agreement), including (but not limited to) a maximum debt-to-total capitalization ratio (as defined in the 2018 Credit Agreement) of 35% under the 2018 Term Loan. We were in compliance with all covenants as of March 31, 2019.
Future principal payments due under the 2018 Term Loan as of March 31, 2019 are as follows:

As of March 31, 2019	Principal
(In thousands)
2019	$1,125
2020	1,500
2021	1,500
2022	1,500
2023	143,250
Total	$148,875
2018 Revolving Credit Facility
Borrowings under the 2018 Revolving Credit Facility may be used for general corporate purposes and will accrue interest at a variable rate equal to, at our discretion, (i) a base rate (as defined in the 2018 Credit Agreement, subject to a floor of 1.00% per annum) plus a margin of 1.00% to 2.50% per annum, based on the applicable corporate credit rating at the time, or (ii)

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the Eurodollar Rate (subject to a floor of 0.00% per annum) plus a margin of 2.00% to 3.50% per annum, based on the applicable corporate credit rating at the time. As of March 31, 2019, no borrowings had been made under the 2018 Revolving Credit Facility.
We are required to pay a quarterly commitment fee on the average daily undrawn amount of the 2018 Revolving Credit Facility, which ranges from 0.30% to 0.60%, based on the applicable corporate credit rating at the time. As of March 31, 2019, the applicable commitment fee was 0.50%. For the three months ended March 31, 2019, we recorded $0.1 million of commitment fees in interest expense.
We incurred issuance costs of $1.5 million in connection with the establishment of the 2018 Revolving Credit Facility, which were deferred and recorded within Other Assets. These costs are being amortized through interest expense over the three-year life of the 2018 Revolving Credit Facility on a straight line basis. For the three months ended March 31, 2019, we recognized $0.1 million of interest expense from the amortization of deferred issuance costs. At March 31, 2019, remaining deferred issuance costs were $1.1 million, net of accumulated amortization.
We are subject to certain covenants under the 2018 Revolving Credit Facility, including (but not limited to) the following: a maximum debt-to-total capitalization ratio of 35%, a minimum liquidity requirement, compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants as of March 31, 2019.
5. Reinsurance
We enter into third-party reinsurance transactions to actively manage our risk, ensure PMIERs compliance and support the growth of our business. The GSEs and the Wisconsin Office of the Commissioner of Insurance (Wisconsin OCI) have approved all such transactions (subject to certain conditions and ongoing review, including levels of approved capital credit).
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended
	March 31, 2019	March 31, 2018
	(In Thousands)
Net premiums written
Direct	$81,730	$66,027
Ceded (1)	(9,807)	(6,997)
Net premiums written	$71,923	$59,030

Net premiums earned
Direct	$86,298	$63,604
Ceded (1)	(12,430)	(8,690)
Net premiums earned	$73,868	$54,914
(1) Net of profit commission
Excess-of-loss reinsurance
2017 ILN Transaction
In May 2017, NMIC entered into a reinsurance agreement with Oaktown Re Ltd. (Oaktown Re), which provides for up to $211.3 million of aggregate excess-of-loss reinsurance coverage at inception for new delinquencies on an existing portfolio of mortgage insurance policies written from 2013 through December 31, 2016. For the reinsurance coverage period, NMIC retains the first layer of $126.8 million of aggregate losses, of which $124.7 million remained at March 31, 2019, and Oaktown Re then provides second layer coverage up to the outstanding reinsurance coverage amount. NMIC then retains losses in excess of the outstanding reinsurance coverage amount. The outstanding reinsurance coverage amount decreases from $211.3 million at inception over a ten-year period as the underlying covered mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled and was $117.4 million as of March 31, 2019. The outstanding reinsurance coverage amount will stop amortizing if certain credit enhancement or delinquency thresholds are triggered.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Oaktown Re financed the coverage by issuing mortgage insurance-linked notes in an aggregate amount of $211.3 million to unaffiliated investors (the 2017 Notes). The 2017 Notes mature on April 26, 2027. All of the proceeds paid to Oaktown Re from the sale of the 2017 Notes were deposited into a reinsurance trust to collateralize and fund the obligations of Oaktown Re to NMIC under the reinsurance agreement. Funds in the reinsurance trust account are required to be invested in high credit quality money market funds at all times.  We refer collectively to NMIC's reinsurance agreement with Oaktown Re and the issuance of the 2017 Notes by Oaktown Re as the 2017 ILN Transaction. Under the terms of the 2017 ILN Transaction, NMIC makes risk premium payments for the applicable outstanding reinsurance coverage amount and pays Oaktown Re for anticipated operating expenses (capped at $300 thousand per year). For the three months ended March 31, 2019 and 2018, NMIC ceded risk premiums of $1.4 million and $1.6 million, respectively. NMIC did not cede any losses to Oaktown Re during the three months ended March 31, 2019 and 2018.
2018 ILN Transaction
In July 2018, NMIC entered into a reinsurance agreement with Oaktown Re II Ltd. (Oaktown Re II), which provides for up to $264.5 million of aggregate excess-of-loss reinsurance coverage at inception for new delinquencies on an existing portfolio of mortgage insurance policies written between January 1, 2017 and May 31, 2018. For the reinsurance coverage period, NMIC retains the first layer of $125.3 million of aggregate losses, of which $125.3 million remained at March 31, 2019, and Oaktown Re II then provides second layer coverage up to the outstanding reinsurance coverage amount. NMIC then retains losses in excess of the outstanding reinsurance coverage amount. The outstanding reinsurance coverage amount decreases from $264.5 million at inception over a ten-year period as the underlying covered mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled, and was $264.5 million as of March 31, 2019. The outstanding reinsurance coverage amount will begin amortizing after an initial period in which a target level of credit enhancement is obtained and will stop amortizing if certain credit enhancement or delinquency thresholds are triggered.
Oaktown Re II financed the coverage by issuing mortgage insurance-linked notes in an aggregate amount of $264.5 million to unaffiliated investors (the 2018 Notes). The 2018 Notes mature on July 25, 2028. All of the proceeds paid to Oaktown Re II from the sale of the 2018 Notes were deposited into a reinsurance trust to collateralize and fund the obligations of Oaktown Re II to NMIC under the reinsurance agreement. Funds in the reinsurance trust account are required to be invested in high credit quality money market funds at all times. We refer collectively to NMIC's reinsurance agreement with Oaktown Re II and the issuance of the 2018 Notes by Oaktown Re II as the 2018 ILN Transaction. Under the terms of the 2018 ILN Transaction, NMIC makes risk premium payments for the applicable outstanding reinsurance coverage amount and pays Oaktown Re II for anticipated operating expenses (capped at $250 thousand per year). For the three months ended March 31, 2019, NMIC ceded risk premiums of $1.7 million and did not cede any losses to Oaktown Re II.
Under the terms of the 2018 ILN Transaction, we are required to maintain a certain level of restricted funds in a premium deposit account with Bank of New York Mellon until the 2018 Notes have been redeemed in full. "Cash and cash equivalents" on our balance sheet includes restricted cash of $1.4 million as of March 31, 2019. We are not required to deposit additional funds into the premium deposit account and the restricted balance will decrease over time as the principal balance of the 2018 Notes declines.
We refer collectively to the 2017 ILN Transaction and 2018 ILN Transaction as the ILN Transactions. NMIC holds optional termination rights under each ILN Transaction in the event of certain occurrences, including, among others, a clean-up call if the outstanding reinsurance coverage amount amortizes to 10% or less of the reinsurance coverage amount at inception or if NMIC reasonably determines that changes to GSE or rating agency asset requirements would cause a material and adverse effect on the capital treatment afforded to NMIC under a given agreement. In addition, there are certain events that trigger mandatory termination of an agreement, including NMIC's failure to pay premiums or consent to reductions in a trust account to make principal payments to noteholders, among others.
At inception of each ILN Transaction, we determined that Oaktown Re and Oaktown Re II were variable interest entities (VIEs). However, we concluded that we are not the primary beneficiary of either Oaktown Re or Oaktown Re II because NMIC does not have significant economic exposure to either Oaktown Re or Oaktown Re II, and, as such, we do not consolidate the VIEs in our consolidated financial statements.
Quota share reinsurance
2016 QSR Transaction
Effective September 1, 2016, NMIC entered into a quota-share reinsurance (QSR) transaction (the 2016 QSR Transaction) with a panel of third-party reinsurers. Each of the third-party reinsurers has an insurer financial strength rating of A- or better by Standard and Poor’s Rating Services (S&P), A.M. Best or both.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
2018 QSR Transaction
Effective January 1, 2018, NMIC entered into a second quota share reinsurance treaty with a panel of third-party reinsurers (the 2018 QSR Transaction, together with the 2016 QSR Transaction, the QSR Transactions). Each of the third-party reinsurers has an insurer financial strength rating of A- or better by S&P, AM Best or both. Under the 2018 QSR Transaction, NMIC cedes premiums earned related to 25% of risk on eligible policies written in 2018 and 20% of risk on eligible policies written in 2019. The 2018 QSR Transaction is scheduled to terminate on December 31, 2029. However, NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2022, or at the end of any calendar quarter thereafter, which would result in NMIC reassuming the related risk.
NMIC may terminate either or both of the QSR Transactions without penalty if, due to a change in PMIERs requirements, it is no longer able to take full PMIERs asset credit for the risk-in-force (RIF) ceded under the respective agreements. Additionally, under the terms of the QSR Transactions, NMIC may elect to selectively terminate its engagement with individual reinsurers on a run-off basis (i.e., reinsurers continue providing coverage on all risk ceded prior to the termination date, with no new cessions going forward) or cut-off basis (i.e., the reinsurance arrangement is completely terminated with NMIC recapturing all previously ceded risk) under certain circumstances.  Such selective termination rights arise when, among other reasons, a reinsurer experiences a deterioration in its capital position below a prescribed threshold and/or a reinsurer breaches (and fails to cure) its collateral posting obligations under the relevant agreement.
Effective April 1, 2019, NMIC elected to terminate its engagement with one reinsurer under the 2016 QSR Transaction on a cut-off basis. In connection with the termination, NMIC recaptured approximately $500 million of previously ceded primary RIF and stopped ceding new premiums earned or written with respect to the recaptured risk.  With this termination, ceded premiums written under the 2016 QSR Transaction will decrease from 25% to 20.5% on eligible policies.  The termination has no effect on the cession of pool risk under the 2016 QSR Transaction.
The following table shows the amounts related to the QSR Transactions:

	For the three months ended
	March 31, 2019	March 31, 2018
	(In Thousands)
Ceded risk-in-force	$4,534,353	$3,304,335
Ceded premiums written	(18,845)	(14,525)
Ceded premiums earned	(21,468)	(16,218)
Ceded claims and claim expenses	899	543
Ceding commission written	3,771	2,905
Ceding commission earned	4,206	3,151
Profit commission	12,061	9,201
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. NMIC's reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to our 2016 QSR Transaction was $3.1 million as of March 31, 2019.
In accordance with the terms of the 2018 QSR Transaction, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also settled quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to our 2018 QSR Transaction was $0.6 million as of March 31, 2019.
6. Reserves for Insurance Claims and Claim Expenses
We establish reserves to recognize the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. Consistent with industry practice, we establish reserves for loans that have been reported to us by servicers as having been in default for at least 60 days, referred to as case reserves, and additional loans that we estimate (based on actuarial review) have been in default for at least 60 days that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish claim expense reserves, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claims settlement process. As of March 31, 2019, we had reserves for insurance claims and claim expenses of $15.5 million for 940 primary loans in default. During the three months ended March 31, 2019, we paid 37 claims totaling $0.9 million, including 36 claims covered under the QSR Transactions representing $0.2 million of ceded claims and claim expenses.
In 2013, we entered into a pool insurance transaction with Fannie Mae. The pool transaction includes a deductible, which represents the amount of claims to be absorbed by Fannie Mae before we are obligated to pay any claims. We only establish reserves for pool risk if we expect claims to exceed this deductible. At March 31, 2019, 53 loans in the pool were past due by 60 days or more. These 53 loans represented approximately $3.3 million of RIF. Due to the size of the remaining deductible, the low level of notices of default (NODs) reported on loans in the pool through March 31, 2019 and the expected severity (all loans in the pool have loan-to-value ratios (LTV) ratios under 80%), we did not establish any case or IBNR reserves for pool risk at March 31, 2019. In connection with the settlement of pool claims, we applied $0.6 million to the pool deductible through March 31, 2019. At March 31, 2019, the remaining pool deductible was $9.7 million. We have not paid any pool claims to date. 100% of our pool RIF is reinsured under the 2016 QSR Transaction.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claim expenses:

	For the three months ended March 31,
	2019	2018
	(In Thousands)
Beginning balance	$12,811	$8,761
Less reinsurance recoverables (1)	(3,001)	(1,902)
Beginning balance, net of reinsurance recoverables	9,810	6,859

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	3,909	1,940
Prior years (3)	(1,166)	(371)
Total claims and claim expenses incurred	2,743	1,569

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	—
Prior years (3)	694	371
Total claims and claim expenses paid	694	371

Reserve at end of period, net of reinsurance recoverables	11,859	8,057
Add reinsurance recoverables (1)	3,678	2,334
Ending balance	$15,537	$10,391

(1)	Related to ceded losses recoverable on the QSR Transactions, included in "Other Assets" on the Condensed Consolidated Balance Sheets. See Note 5, "Reinsurance" for additional information.

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
The "claims incurred" section of the table above shows claims and claim expenses incurred on NODs for current and prior years, including IBNR reserves and is presented net of reinsurance. The amount of claims incurred relating to current year NODs represents the estimated amount of claims and claim expenses to be ultimately paid on such loans in default.  We recognized $1.2 million and $0.4 million of favorable prior year development during the three months ended March 31, 2019 and 2018, respectively, due to NOD cures and ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we learn additional information about individual defaults and claims and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $10.4 million related to prior year defaults remained as of March 31, 2019.
7. Earnings per Share (EPS)
Basic earnings per share is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock outstanding and common stock equivalents that would be issuable upon the vesting of service based and performance and service based RSUs, and the exercise of vested and unvested stock options and outstanding warrants. The number of shares issuable for RSUs subject to performance and service based vesting requirements are only included in diluted shares if the relevant performance measurement period has commenced and results during such period meet the necessary performance criteria. The following table reconciles the net income and the weighted average shares of common stock outstanding used in the computations of basic and diluted earnings per share of common stock.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the three months ended March 31,
	2019	2018
	(In Thousands, except for per share data)
Net income	$32,899	$22,355
Basic weighted average shares outstanding	66,692	62,099
Basic earnings per share	$0.49	$0.36

Net income	$32,899	$22,355
Warrant gain, net of tax	—	(332)
Diluted net income	$32,899	$22,023

Basic weighted average shares outstanding	66,692	62,099
Dilutive effect of issuable shares	2,304	3,598
Diluted weighted average shares outstanding	68,996	65,697

Diluted earnings per share	$0.48	$0.34

Anti-dilutive shares	754	169
8. Warrants
We issued 992 thousand warrants in connection with a private placement of our common stock in April 2012. Each warrant gives the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million. During the three months ended March 31, 2019, 67 thousand warrants were exercised resulting in the issuance of 39 thousand common shares. Upon exercise, we reclassified approximately $0.9 million of warrant fair value from warrant liability to additional paid-in capital, of which $0.3 million related to changes in fair value during the three months ended March 31, 2019. During the three months ended March 31, 2018, 54 thousand warrants were exercised resulting in the issuance of 26 thousand common shares. Upon exercise, we reclassified approximately $0.5 million of warrant fair value from warrant liability to additional paid-in capital, of which $0.1 million related to changes in fair value during the three months ended March 31, 2018.
We account for these warrants to purchase our common shares in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity.
9. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. NMIH files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our provision for income taxes for interim reporting periods is established based on our estimated annual effective tax rates for a given year. Our effective tax rate on our pre-tax income was 15.6% for the three months ended March 31, 2019, compared to 15.7% for the three months ended March 31, 2018. As a mortgage guaranty insurance company, we are eligible to claim a tax deduction of our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent. As a result, our interim provision for income taxes for the three months ended March 31, 2019 represents a change in our net deferred tax liability.
10. Leases
We have two operating lease agreements related to our corporate headquarters and a data center facility for which we recognized operating right-of-use (ROU) assets and lease liabilities of $7.7 million and $8.9 million, respectively, as of March 31, 2019. As of March 31, 2019, we did not have any finance leases.
We recognize ROU assets and lease liabilities in connection with the adoption of ASU 2016-02, Leases (Topic 842). ROU assets and lease liabilities are established based on the estimated present value of lease payments over the relevant lease term. We estimate a discount rate for each lease based on our estimated incremental borrowing rate at the commencement date of the relevant lease.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Right-of-use assets obtained in exchange for new operating lease liabilities for the three months ended March 31, 2019 were $8.1 million. The following table provides a summary of our ROU asset and lease liability assumptions as of March 31, 2019:

Weighted-average remaining lease term	4 years
Weighted-average discount rate	6.21%
Cash paid and lease expenses recognized on our operating lease liabilities for the three months ended March 31, 2019 were $0.6 million. Future payments due under our existing operating leases as of March 31, 2019 are as follows:

As of March 31, 2019	(In Thousands)
2019	$1,853
2020	2,537
2021	2,609
2022	2,574
2023	462
Total undiscounted lease payments	10,035
Less effects of discounting	(1,164)
Present value of lease payments	$8,871
Lease expense is recorded in underwriting and operating expenses on the consolidated statements of operations. Our existing operating leases have terms that range from three to five years. The lease for our corporate headquarters includes an option to renew for an additional five years at prevailing market rates at time of renewal. We have not included this renewal option in our calculation of minimum lease payments as it is not reasonably certain to be exercised.
As of December 31, 2018, the future minimum lease payments as accounted for prior to our adoption of ASU 2016-02, Leases (Topic 842) are as follows:

Year ending December 31,
(In Thousands)
2019	$2,346
2020	2,417
2021	2,489
2022	2,564
2023	463
Totals	$10,279
11. Regulatory Information
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NMIC and Re One's combined statutory net income (loss) was as follows:

	For the three months ended March 31,
	2019	2018
	(In Thousands)
Statutory net income (loss)	$(927)	$(6,814)
NMIC and Re One's combined statutory surplus, contingency reserve and risk-to-capital (RTC) ratios were as follows:

	March 31, 2019	December 31, 2018
	(Dollars In Thousands)
Statutory surplus	$431,824	$430,785
Contingency reserve	375,823	332,702
RTC Ratio	14:1	13.1:1
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2018 10-K, for a more complete understanding of our financial position and results of operations. In addition, investors should review the "Cautionary Note Regarding Forward-Looking Statements" above and the "Risk Factors" detailed in Part II, Item 1A of this report and in Part I, Item 1A of our 2018 10-K, as subsequently updated in other reports we file with the SEC, for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year or for any other period.
Overview
We provide private MI through our wholly owned insurance subsidiaries NMIC and Re One. NMIC and Re One are domiciled in Wisconsin and principally regulated by the Wisconsin OCI. NMIC is our primary insurance subsidiary and is approved as an MI provider by the GSEs and is licensed to write coverage in all 50 states and D.C. Re One provides reinsurance to NMIC on insured loans after giving effect to third-party reinsurance. Our subsidiary, NMIS, provides outsourced loan review services to mortgage loan originators.
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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of March 31, 2019, we had master policies with 1,392 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of March 31, 2019, we had $76.1 billion of total insurance-in-force (IIF), including primary IIF of $73.2 billion, and $18.5 billion of gross RIF, including primary RIF of $18.4 billion.
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
Our strategy is to continue to build on our position in the private MI market, expand our customer base and grow our insured portfolio of high-quality residential loans by focusing on long-term customer relationships, disciplined and proactive risk selection and pricing, fair and transparent claim payment practices, responsive customer service, financial strength and profitability.
Our common stock trades on the NASDAQ under the symbol "NMIH." Our headquarters is located in Emeryville, California. As of March 31, 2019, we had 308 full time employees. Our website is www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
We discuss below our results of operations for the periods presented, as well as the conditions and trends that have impacted or are expected to impact our business, including new insurance writings, the composition of our insurance portfolio and other factors that we expect to impact our results.
New Insurance Written, Insurance-In-Force and Risk-In-Force
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
Net Premiums Written and Net Premiums Earned
We set our premium rates on individual policies based on the risk characteristics of the underlying mortgage loans and borrowers, and in accordance with our filed rates and applicable rating rules. On June 4, 2018, we introduced a proprietary risk-based pricing platform, which we refer to as Rate GPSSM. Rate GPS considers a broad range of individual variables, including property type, type of loan product, borrower credit characteristics, and lender and market factors, and provides us with the ability to set and charge premium rates commensurate with the underlying risk of each loan that we insure. We introduced Rate GPS in June 2018 to replace our previous rate card pricing system. While most of our new business is priced through Rate GPS, we also continue to offer a rate card pricing option to a limited number of lender customers who require a rate card for operational reasons. We believe the introduction and utilization of Rate GPS provides us with a more granular and analytical approach to evaluating and pricing risk, and that this approach enhances our ability to continue building a high-quality mortgage insurance portfolio and delivering attractive risk-adjusted returns.
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

•
cancellation rates of our insurance policies, which are impacted by payments or prepayments on mortgages, refinancings (which are affected by prevailing mortgage interest rates as compared to interest rates on loans underpinning our in force policies), levels of claim payments and home prices; and

•	cession of premiums under third-party reinsurance arrangements.
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. A majority of our single premium policies in force as of March 31, 2019 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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
Quota share reinsurance
Effective September 1, 2016, NMIC entered into the 2016 QSR Transaction with a panel of third-party reinsurers. Under the terms of the 2016 QSR Transaction, NMIC ceded premiums written related to (1) 100% of the risk under our pool agreement with Fannie Mae, (2) 25% of the existing risk on eligible policies written as of August 31, 2016 and (3) 25% of the risk on eligible policies written between September 1, 2016 and December 31, 2017, in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims.
Effective January 1, 2018, NMIC entered into the 2018 QSR Transaction with a panel of third-party reinsurers. Under the 2018 QSR Transaction, NMIC cedes premiums earned related to 25% of risk on eligible policies written in 2018 and will cede premiums earned related to 20% of risk on eligible policies written in 2019, in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 20% ceding commission, and a profit commission of up to 61% that varies directly and inversely with ceded claims.
Under the terms of the QSR Transactions, NMIC may elect to selectively terminate its engagement with individual reinsurers on a run-off basis (i.e., reinsurers continue providing coverage on all risk ceded prior to the termination date, with no new cessions going forward) or cut-off basis (i.e., the reinsurance arrangement is completely terminated with NMIC recapturing all previously ceded risk under certain circumstances). Such selective termination rights arise when, among other reasons, a reinsurer experiences a deterioration in its capital position below a prescribed threshold and/or a reinsurer breaches (and fails to cure) its collateral posting obligations under the relevant agreement.
Effective April 1, 2019, NMIC elected to terminate its engagement with one reinsurer under the 2016 QSR Transaction on a cut-off basis. In connection with the termination, NMIC recaptured approximately $500 million of previously ceded primary RIF and stopped ceding new premiums earned or written with respect to the recaptured risk. With this termination, ceded premiums written under the 2016 QSR Transaction will decrease from 25% to 20.5% on eligible policies. The termination has no effect on the cession of pool risk under the 2016 QSR Transaction. We estimate that PMIERs risk-based required assets would have increased by approximately $27 million at March 31, 2019 as a result of the termination.
Excess-of-loss reinsurance
In May 2017, NMIC secured $211.3 million of aggregate excess-of-loss reinsurance coverage at inception for an existing portfolio of policies written from 2013 through December 31, 2016, through a mortgage insurance-linked notes offering by Oaktown Re. The reinsurance coverage amount under the terms of the 2017 ILN Transaction decreases from $211.3 million at inception over a ten-year period as the underlying covered mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled and was $117.4 million as of March 31, 2019. For the reinsurance coverage period, NMIC retains the first layer of $126.8 million of aggregate losses, of which $124.7 million remained as of March 31, 2019, and Oaktown Re then provides second layer coverage up to the outstanding reinsurance coverage amount. NMIC then retains losses in excess of the outstanding reinsurance coverage amount.
In July 2018, NMIC secured $264.5 million of aggregate excess-of-loss reinsurance coverage at inception for an existing portfolio of policies written from January 1, 2017 through May 31, 2018, through a mortgage insurance-linked notes offering by Oaktown Re II. The reinsurance coverage amount under the terms of the 2018 ILN Transaction decreases from $264.5 million at inception over a ten-year period as the underlying covered mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled. The outstanding reinsurance coverage amount will begin amortizing after an initial period in which a target level of credit enhancement is obtained and was $264.5 million as of March 31, 2019. For the reinsurance coverage period, NMIC retains the first layer of $125.3 million of aggregate losses, of which $125.3 million remained at March 31, 2019, and Oaktown Re II then provides second layer coverage up to the outstanding reinsurance coverage amount. NMIC then retains losses in excess of the outstanding reinsurance coverage amount.

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

Primary and pool IIF and NIW	As of and for the three months ended
	March 31, 2019		March 31, 2018
	IIF	NIW	IIF	NIW
	(In Millions)
Monthly	$55,995	$6,211	$37,574	$5,441
Single	17,239	702	15,860	1,019
Primary	73,234	6,913	53,434	6,460

Pool	2,838	—	3,153	$—
Total	$76,072	$6,913	$56,587	$6,460
For the three months ended March 31, 2019, NIW increased 7%, compared to the three months ended March 31, 2018, primarily due to growth in our monthly premium policy volume tied to increased penetration of existing customer accounts and new customer account activations, partially offset by a reduction in our single premium policy production. For the three months ended March 31, 2019, monthly premium NIW increased 14%, compared to the three months ended March 31, 2018.
For the three months ended March 31, 2019, monthly premium polices accounted for 90% of our NIW. As of March 31, 2019, monthly premium policies accounted for 76% of our primary IIF, as compared to 70% at March 31, 2018. We expect the break-down of monthly premium policies and single premium policies (which we refer to as "mix") in our primary IIF to continue to trend toward an increased monthly mix over time given the composition of our NIW. Our primary IIF increased 37% as of March 31, 2019 compared to March 31, 2018, primarily due to the NIW generated between such measurement dates and the persistency of in force policies.
The following table presents net premiums written and earned for the periods indicated.

Primary and pool premiums written and earned	For the three months ended
	March 31, 2019	March 31, 2018
	(In Thousands)
Net premiums written	$71,923	$59,030
Net premiums earned	$73,868	$54,914
For the three months ended March 31, 2019, net premiums written increased 22% and net premiums earned increased 35% compared to the three months ended March 31, 2018. The increases in net premiums written and earned are due to the growth of our IIF and increased monthly policy production, partially offset by increased cessions under the QSR Transactions tied to the growth of our direct premium volume and the inception of the 2018 ILN Transaction.
Pool premiums written and earned for the three months ended March 31, 2019 and 2018, were $0.8 million and $0.9 million, respectively, before giving effect to the 2016 QSR Transaction, under which all of our written and earned pool premiums have been ceded. A portion of our ceded pool premiums written and earned are recouped through profit commission under the 2016 QSR Transaction.

Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	($ Values In Millions)
New insurance written	$6,913	$6,962	$7,361	$6,513	$6,460
Percentage of monthly premium	90%	90%	91%	88%	84%
Percentage of single premium	10%	10%	9%	12%	16%
New risk written	$1,799	$1,799	$1,883	$1,647	$1,580
Insurance-in-force (IIF) (1)	73,234	68,551	63,527	58,089	53,434
Percentage of monthly premium	76%	75%	74%	72%	70%
Percentage of single premium	24%	25%	26%	28%	30%
Risk-in-force (1)	$18,373	$17,091	$15,744	$14,308	$13,085
Policies in force (count) (1)	297,232	280,825	262,485	241,993	223,263
Average loan size (1)	$0.246	$0.244	$0.242	$0.240	$0.239
Average coverage (2)	25.1%	24.9%	24.8%	24.6%	24.5%
Loans in default (count) (1)	940	877	746	768	1,000
Percentage of loans in default	0.3%	0.3%	0.3%	0.3%	0.5%
Risk in force on defaulted loans (1)	$53	$48	$42	$43	$57
Average premium yield (3)	0.42%	0.42%	0.43%	0.44%	0.43%
Earnings from cancellations	$2.3	$2.1	$2.6	$3.1	$2.8
Annual persistency (4)	87.2%	87.1%	86.1%	85.5%	85.7%
Quarterly run-off (5)	3.3%	3.1%	3.3%	3.5%	3.1%

(1)	Reported as of the end of the period.

(2)	Calculated as end of period RIF divided by IIF.

(3)	Calculated as net primary and pool premiums earned, net of reinsurance, divided by average primary IIF for the period, annualized.

(4)	Defined as the percentage of IIF that remains on our books after any 12-month period.

(5)	Defined as the percentage of IIF that is no longer on our books after any 3-month period.
The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	For the three months ended
	March 31, 2019	March 31, 2018
	(In Millions)
IIF, beginning of period	$68,551	$48,465
NIW	6,913	6,460
Cancellations and other reductions	(2,230)	(1,491)
IIF, end of period	$73,234	$53,434

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
The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of March 31, 2019		As of March 31, 2018
	IIF	RIF	IIF	RIF
	(In Millions)
March 31, 2019	$6,872	$1,789	$—	$—
2018	25,609	6,492	6,427	1,573
2017	18,353	4,514	20,272	4,948
2016	14,750	3,652	17,497	4,262
2015	6,585	1,658	7,913	1,971
2014 and before	1,065	268	1,325	331
Total	$73,234	$18,373	$53,434	$13,085
We utilize certain risk principles that form the basis of how we underwrite and originate NIW. We have established prudential underwriting standards and loan-level eligibility matrices which prescribe the maximum LTV, minimum borrower FICO score, maximum borrower debt-to-income (DTI) ratio, maximum loan size, property type, loan type, loan term and occupancy status of loans that we will insure and memorialized these standards and eligibility matrices in our Underwriting Guideline Manual that is publicly available on our website. Our underwriting standards and eligibility criteria are designed to limit the layering of risk in a single insurance policy. "Layered risk" refers to the accumulation of borrower, loan and property risk. For example, we have higher credit score and lower maximum allowed LTV requirements for investor-owned properties, compared to owner-occupied properties. We monitor the concentrations of various risk attributes in our insurance portfolio, which may change over time, in part, as a result of regional conditions or public policy shifts.
The tables below present our primary NIW by FICO, LTV and purchase/refinance mix for the periods indicated. We calculate the LTV of a loan as the percentage of the original loan amount to the original purchase value of the property securing the loan.

Primary NIW by FICO	For the three months ended
	March 31, 2019	March 31, 2018
	($ In Millions)
>= 760	$3,057	$2,619
740-759	1,224	1,073
720-739	1,044	914
700-719	792	811
680-699	553	567
<=679	243	476
Total	$6,913	$6,460
Weighted average FICO	749	743

Primary NIW by LTV	For the three months ended
	March 31, 2019	March 31, 2018
	($ In Millions)
95.01% and above	$569	$997
90.01% to 95.00%	3,424	2,765
85.01% to 90.00%	2,241	1,755
85.00% and below	679	943
Total	$6,913	$6,460
Weighted average LTV	92.2%	92.5%

Primary NIW by purchase/refinance mix	For the three months ended
	March 31, 2019	March 31, 2018
	(In Millions)
Purchase	$6,383	$5,425
Refinance	530	1,035
Total	$6,913	$6,460
The tables below present our total primary IIF and RIF by FICO and LTV and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of
	March 31, 2019		March 31, 2018
	($ In Millions)
>= 760	$33,902	46%	$25,371	48%
740-759	12,160	17	8,635	16
720-739	10,096	14	6,981	13
700-719	8,122	11	5,814	11
680-699	5,435	7	3,852	7
<=679	3,519	5	2,781	5
Total	$73,234	100%	$53,434	100%

Primary RIF by FICO	As of
	March 31, 2019		March 31, 2018
	($ In Millions)
>= 760	$8,506	46%	$6,246	48%
740-759	3,076	17	2,125	16
720-739	2,550	14	1,710	13
700-719	2,036	11	1,416	11
680-699	1,357	7	932	7
<=679	848	5	656	5
Total	$18,373	100%	$13,085	100%

Primary IIF by LTV	As of
	March 31, 2019		March 31, 2018
	($ In Millions)
95.01% and above	$7,204	10%	$4,872	9%
90.01% to 95.00%	34,024	46	23,937	45
85.01% to 90.00%	22,208	30	16,034	30
85.00% and below	9,798	14	8,591	16
Total	$73,234	100%	$53,434	100%

Primary RIF by LTV	As of
	March 31, 2019		March 31, 2018
	($ In Millions)
95.01% and above	$1,928	10%	$1,294	10%
90.01% to 95.00%	9,923	54	6,978	53
85.01% to 90.00%	5,384	30	3,831	29
85.00% and below	1,138	6	982	8
Total	$18,373	100%	$13,085	100%

Primary RIF by Loan Type	As of
	March 31, 2019	March 31, 2018

Fixed	98%	98%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	2	2
Total	100%	100%
The table below presents selected primary portfolio statistics, by book year, as of March 31, 2019.

	As of March 31, 2019
Book year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative default rate (2)
	($ Values in Millions)
2013	$162	$28	17%	655	153	—	1	0.20%	0.15%
2014	3,451	1,037	30%	14,786	5,450	45	34	3.44%	0.53%
2015	12,422	6,585	53%	52,548	30,653	167	64	2.64%	0.44%
2016	21,187	14,750	70%	83,626	61,940	231	56	2.28%	0.34%
2017	21,582	18,353	85%	85,897	75,951	326	10	2.99%	0.39%
2018	27,289	25,609	94%	104,017	99,200	171	2	2.34%	0.17%
2019	6,913	6,872	99%	24,006	23,885	—	—	—%	—%
Total	$93,006	$73,234		365,535	297,232	940	167

(1)	The ratio of total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.

(2)	The sum of the number of claims paid ever to date and number of loans in default as of the end of the period divided by policies ever in force.

Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the periods indicated. As of March 31, 2019, our RIF continues to be relatively more concentrated in California, primarily as a result of the size of the California mortgage market relative to the rest of the country and the location and timing of our acquisition of new customers. The distribution of our primary RIF as of March 31, 2019 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of
	March 31, 2019	March 31, 2018
California	12.7%	13.5%
Texas	8.3	8.0
Florida	5.2	4.7
Virginia	5.0	5.1
Arizona	4.8	4.8
Michigan	3.6	3.7
Pennsylvania	3.6	3.6
Colorado	3.4	3.5
Illinois	3.4	3.3
Maryland	3.2	3.4
Total	53.2%	53.6%
Insurance Claims and Claim Expenses
Insurance claims and claim expenses incurred represent estimated future payments on newly defaulted insured loans and any change in our claim estimates for previously existing defaults. Claims incurred is generally affected by a variety of factors, including the macroeconomic environment, national and regional unemployment trends, changes in housing values, borrower risk characteristics, LTV ratios and other loan level risk attributes, the size and type of loans insured, and the percentage of coverage on insured loans.
Reserves for claims and allocated claim expenses are established for reported mortgage loan defaults, which we refer to as case reserves, when we are notified that a borrower has missed two or more mortgage payments (i.e., an NOD). We also make estimates of IBNR defaults, which are defaults that have been incurred but have not been reported by loan servicers, based on historical reporting trends, and establish IBNR reserves for those estimates. We also establish reserves for unallocated claim expenses not associated with a specific claim. Claim expenses consist of the estimated cost of the claim administration process, including legal and other fees as well as other general expenses of administering the claim settlement process.
Reserves are established by estimating the number of loans in default that will result in a claim payment, which is referred to as claim frequency, and the amount of the claim payment expected to be paid on each such loan in default, which is referred to as claim severity. Claim frequency and severity estimates are established based on historical observed experience regarding certain loan factors, such as age of the default, cure rates, size of the loan and estimated change in property value. Reserves are released the month in which a loan in default is brought current by the borrower, which is referred to as a cure. Adjustments to reserve estimates are reflected in the period in which the adjustment is made. Reserves are also ceded to reinsurers under the QSR Transactions. We will not cede claims under the ILN Transactions unless losses exceed the respective retained coverage layers. Reserves are not established for future claims on insured loans which are not currently in default.
Based on our experience and industry data, we believe that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of March 31, 2019, approximately 90% of our primary IIF related to business written since March 31, 2016. Although the claims experience on our IIF to date has been modest, we expect incurred claims to increase as a greater amount of our existing insured portfolio reaches its anticipated period of highest claim frequency. Additionally, our pool insurance agreement with Fannie Mae contains a claim deductible through which Fannie Mae absorbs specified losses before we are obligated to pay any claims. We have not established any pool reserves for claims or IBNR to date.
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

To date, our claims experience is developing at a slower pace than historical trends indicate, as a result of high quality underwriting, a strong macroeconomic environment and a favorable housing market. For additional discussion of our reserves, see, Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 6, Reserves for Insurance Claims and Claim Expenses."
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
The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claim expenses.

	For the three months ended
	March 31, 2019	March 31, 2018
	(In Thousands)
Beginning balance	$12,811	$8,761
Less reinsurance recoverables (1)	(3,001)	(1,902)
Beginning balance, net of reinsurance recoverables	9,810	6,859

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	3,909	1,940
Prior years (3)	(1,166)	(371)
Total claims and claim expenses incurred	2,743	1,569

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	—
Prior years (3)	694	371
Total claims and claim expenses paid	694	371

Reserve at end of period, net of reinsurance recoverables	11,859	8,057
Add reinsurance recoverables (1)	3,678	2,334
Ending balance	$15,537	$10,391

(1)
Related to ceded losses recoverable on the QSR Transactions, included in "Other Assets" on the Condensed Consolidated Balance Sheets. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance" for additional information.

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
The "claims incurred" section of the table above shows claims and claim expenses incurred on NODs for current and prior years, including IBNR reserves and is presented net of reinsurance. The amount of claims incurred for current year NODs represents the estimated amount to be ultimately paid on such loans in default. The decreases during the periods presented in reserves held for prior year defaults represent favorable development and are generally the result of NOD cures and ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we gather additional information about individual defaults and claims and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $10.4 million related to prior year defaults remained as of March 31, 2019.
The following table provides a reconciliation of the beginning and ending count of loans in default.

	For the three months ended
	March 31, 2019	March 31, 2018
Beginning default inventory	877	928
Plus: new defaults	574	413
Less: cures	(474)	(324)
Less: claims paid	(37)	(17)
Ending default inventory	940	1,000
The decrease in the ending default inventory at March 31, 2019 compared to March 31, 2018, primarily relates to cure activity on defaults on insured loans in areas declared by FEMA to be individual assistance disaster zones following Hurricanes Harvey and Irma, and the California wildfires in 2017, and to a lesser extent, cure activity on our non-disaster related NOD population. The impact of this cure activity was partially offset by an increase in new defaults tied to the growth in the number of policies in force, the aging of our earlier book years and, to a more limited extent, default experience in areas declared by FEMA to be individual assistance disaster zones following disasters that we determined to be focal events in 2018.
The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions, for the periods indicated.

	For the three months ended
	March 31, 2019	March 31, 2018
	($ In Thousands)
Number of claims paid (1)	37	17
Total amount paid for claims	$926	$482
Average amount paid per claim (2)	$27	$34
Severity(3)	64%	74%

(1)	Count includes claims settled without payment.

(2)	Calculation is net of claims settled without payment.

(3)
Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.

The increase in the number of claims paid for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, is due to an increase in our default inventory and the continued growth and seasoning of our insured portfolio. Claims settled without payment are included in claim counts, but excluded from averages.  Over time, we expect the severity of claims paid to be between 85% and 95% of the coverage amount.
The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated.

Average reserve per default:	As of March 31, 2019	As of March 31, 2018
	(In Thousands)
Case (1)	$15	$9
IBNR	2	1
Total (2)	$17	$10

(1)	Defined as the gross reserve per insured loan in default.

(2)	Amount includes claims adjustment expenses.

The average reserve per default at March 31, 2019 increased from March 31, 2018, primarily due to cure activity on defaults outstanding at March 31, 2018 for loans in areas impacted by natural disasters. We established lower reserves for these NODs than we otherwise do for similarly situated NODs in non-disaster zones. As this default population declined with increased cure activity, the average reserve per remaining default increased. As of March 31, 2019, 42 of the 940 loans in default related to homes in areas declared by FEMA to be individual assistance disaster zones following natural catastrophes that we determine to be focal events, compared to 474 of 1,000 loans at March 31, 2018. We anticipate that focal disaster-related loans in default will cure at a higher rate than the estimated rate we apply to non-disaster related loans in default, due to our historical and observed industry experience, and current economic indicators and relief programs. As such, we establish lower reserves for these NODs than we otherwise do for our broader NOD population.
GSE Oversight
As an approved insurer, NMIC is subject to ongoing compliance with the PMIERs established by each of the GSEs (italicized terms have the same meaning that such terms have in the PMIERs, as described below). The PMIERs establish operational, business, remedial and financial requirements applicable to approved insurers. The PMIERs financial requirements prescribe a risk-based methodology whereby the amount of assets required to be held against each insured loan is determined based on certain loan-level risk characteristics, such as FICO, vintage (year of origination), performing vs. non-performing (i.e. current vs. delinquent), LTV ratio and other risk features. In general, higher quality loans carry lower asset charges.
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
By April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. We certified to the GSEs by April 15, 2019 that NMIC was in full compliance with the PMIERs as of December 31, 2018. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of a failure to meet one or more of the PMIERs requirements. We continuously monitor NMIC's compliance with the PMIERs.
On September 27, 2018, the GSEs published revised PMIERs that took effect and became applicable to NMIC on March 31, 2019. The following table provides a comparison of the PMIERs available assets and risk-based required asset amount as reported by NMIC as of the dates indicated as calculated under the applicable PMIERs requirement.

	As of
	March 31, 2019	March 31, 2018
	(In Thousands)
Available assets	$817,758	$555,336
Risk-based required assets	607,325	522,260
Available assets were $818 million at March 31, 2019, compared to $555 million at March 31, 2018. The increase in available assets of $263 million was driven by our positive cash flow from operations, a $70 million capital contribution from NMIH to NMIC during the second quarter of 2018 and the impact of adopting the revised PMIERs guidance effective March 31, 2019. The increase in the risk-based required asset amount was primarily due to the growth of our gross RIF, partially offset by the increased cession of risk under our third-party reinsurance agreements and a decrease in our NOD population.
Capital Position of Our Insurance Subsidiaries and Financial Strength Ratings
In addition to GSE-imposed asset requirements, NMIC is subject to state regulatory minimum capital requirements based on its RIF. While formulations of this minimum capital may vary by jurisdiction, the most common measure allows for a maximum permitted RTC ratio of 25:1.
As of March 31, 2019, NMIC's performing primary RIF, net of reinsurance, was approximately $12.3 billion. NMIC ceded

100% of its pool RIF pursuant to the 2016 QSR Transaction. Based on NMIC's total statutory capital of $772 million (including contingency reserves) as of March 31, 2019, NMIC's RTC ratio was 14.6:1. Re One had total statutory capital of $35 million as of March 31, 2019, and a RTC ratio of 1.1:1. We continuously monitor our compliance with state capital requirements.
In May 2018, Moody's Investors Service (Moody's) upgraded its financial strength rating on NMIC from "Ba1" to "Baa3" and issued a "Ba3" rating for NMIH's $150 million senior secured 2018 Term Loan, compared to its previous "B1" rating on the 2015 Term Loan. In August 2018, Moody's assigned a "Ba3" rating to our 2018 Revolving Credit Facility. The outlook for Moody's ratings is stable. In July 2018, S&P affirmed its "BBB-" financial strength and long-term counter-party credit ratings on NMIC and its "BB-" long-term counter-party credit rating on NMIH. The outlook for S&P's ratings is positive.
Competition
The MI industry is highly competitive and currently consists of six private mortgage insurers, including NMIC, as well as government MIs such as the FHA, USDA or VA. Private MI companies compete based on service, customer relationships, underwriting and other factors, including price and information technology capabilities. We expect the private MI market to remain competitive, with pressure for industry participants to grow or maintain their market share.
The private MI industry overall competes more broadly with government MIs who significantly increased their presence in the MI market following the financial crisis. Although there has been broad policy consensus toward the need for increasing private capital participation and decreasing government exposure to credit risk in the U.S. housing finance system, it remains difficult to predict whether the combined market share of government MIs will recede to historical levels. A range of factors influence a lender's decision to choose private over government MI, including among others, premium rates and other charges, loan eligibility requirements, cancelability, loan size limits and the relative ease of use of private MI products compared to government MI alternatives.

Consolidated Results of Operations

Consolidated statements of operations	Three months ended
	March 31, 2019	March 31, 2018
Revenues	(In Thousands)
Net premiums earned	$73,868	$54,914
Net investment income	7,383	4,574
Net realized investment losses	(187)	—
Other revenues	42	64
Total revenues	81,106	59,552
Expenses
Insurance claims and claim expenses	2,743	1,569
Underwriting and operating expenses	30,849	28,453
Total expenses	33,592	30,022
Other expense
Gain (loss) from change in fair value of warrant liability	(5,479)	420
Interest expense	(3,061)	(3,419)
Income before income taxes	38,974	26,531
Income tax expense	6,075	4,176
Net income	$32,899	$22,355

Loss ratio(1)	3.7%	2.9%
Expense ratio(2)	41.8%	51.8%
Combined ratio	45.5%	54.7%

(1)	Loss ratio is calculated by dividing the provision for insurance claims and claim expenses by net premiums earned.

(2)	Expense ratio is calculated by dividing other underwriting and operating expenses by net premiums earned.
Revenues
For the three months ended March 31, 2019, net premiums earned increased $19.0 million or 35%, compared to the three months ended March 31, 2018. The increase is primarily due to the growth of our IIF and increased monthly policy production, partially offset by increases to cessions under the QSR Transactions tied to the growth of our direct premium volume and the inception of the 2018 ILN Transaction.
For the three months ended March 31, 2019, net investment income increased $2.8 million, compared to three months ended March 31, 2018, due to an increase in the size and yield of our investment portfolio.
Expenses
We recognize insurance claims and claim expenses in connection with the loss experience of our insured portfolio and incur other underwriting and operating expenses, including employee compensation and benefits, policy acquisition costs, and technology, professional services and facilities expenses, in connection with the development and operation of our business.
Insurance claims and claim expenses increased $1.2 million or 75% for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to an increase in our average reserve per default tied to the aging of our NOD population and composition of our default inventory between loans in disaster and non-disaster impacted areas, partially offset by a reduction in the total number of NODs and related release of prior year reserves on cured defaults.
Underwriting and operating expenses increased $2.4 million or 8% for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. Employee compensation and technology costs account for the majority of our operating expenses and increased to support the growth of our business.

Interest expense was $3.1 million for the three months ended March 31, 2019, compared to $3.4 million for the three months ended March 31, 2018. Interest expense decreased in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to the reduction in the interest spread payable on borrowings under the 2018 Term Loan as compared to the 2015 Term Loan partially offset by interest recognized on the 2018 Revolving Credit Facility. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt."
Income tax expense increased to $6.1 million for the three months ended March 31, 2019 from $4.2 million for the three months ended March 31, 2018 because of the growth in our pre-tax income. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year. Our effective tax rate on our pre-tax income was 15.6% and 15.7% for the three months ended March 31, 2019 and 2018, respectively. Our effective tax rate for the three months ended March 31, 2019 and 2018, was below our statutory U.S. federal tax rate of 21% primarily due to the impact of excess tax benefits on the vesting of RSUs and exercise of options held by our employees. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
Net Income
Net income was $32.9 million for the three months ended March 31, 2019, compared to $22.4 million for the three months ended March 31, 2018. The increase in net income primarily relates to growth in total revenues, partially offset by an increase in total expenses, an increase in the fair value of our warrant liability and an increase in tax expense.
Diluted EPS was $0.48 and $0.34 for the three months ended March 31, 2019 and 2018, respectively. Diluted EPS increased due to growth in net income, partially offset by an increase in weighted average diluted shares outstanding.

Consolidated balance sheets	March 31, 2019	December 31, 2018
	(In Thousands)
Total investment portfolio	$940,223	$911,490
Cash and cash equivalents	39,761	25,294
Premiums receivable	38,478	36,007
Deferred policy acquisition costs, net	48,820	46,840
Software and equipment, net	25,105	24,765
Prepaid reinsurance premiums	27,747	30,370
Other assets	27,377	17,277
Total assets	$1,147,511	$1,092,043
Term loan	$146,503	$146,757
Unearned premiums	154,325	158,893
Accounts payable and accrued expenses	16,981	31,141
Reserve for insurance claims and claim expenses	15,537	12,811
Reinsurance funds withheld	25,308	27,114
Warrant liability	11,831	7,296
Deferred tax liability, net	12,770	2,740
Other liabilities	12,375	3,791
Total liabilities	395,630	390,543
Total shareholders' equity	751,881	701,500
Total liabilities and shareholders' equity	$1,147,511	$1,092,043
As of March 31, 2019, we had $980.0 million in cash and investments, including $43.7 million held by NMIH. The increase in cash and cash equivalents and investments from December 31, 2018 relates to cash generated from operations.
Premiums receivable was $38.5 million as of March 31, 2019, compared to $36.0 million as of December 31, 2018. The increase was primarily driven by the increase in our monthly premium policies in force, where premiums are generally paid one month in arrears.
Net deferred policy acquisition costs were $48.8 million as of March 31, 2019, compared to $46.8 million at December 31, 2018. The increase was primarily driven by growth in the number of policies written during the period and the deferral of certain costs associated with the origination of those policies, partially offset by the amortization of previously deferred acquisition costs.

Prepaid reinsurance premiums were $27.7 million as of March 31, 2019, compared to $30.4 million as of December 31, 2018. The prepaid reinsurance premiums balance represents the unearned premiums reserve on single premium policies ceded under the 2016 QSR Transaction. The reinsurance coverage period of the 2016 QSR Transaction ended for new business written after December 31, 2017, and the decrease in prepaid reinsurance premiums reflects the amortization of the unearned premiums reserve on singles policies previously ceded under the 2016 QSR Transaction.
Other assets increased to $27.4 million as of March 31, 2019 from $17.3 million as of December 31, 2018. Other assets at March 31, 2019 includes $7.7 million of operating lease right-of-use assets, which we recognized for the first time during the three months ended March 31, 2019 following the adoption of ASU 2016-02, Leases (Topic 842). See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 10, Leases."
Unearned premiums decreased from $158.9 million as of December 31, 2018 to $154.3 million as of March 31, 2019, primarily due to the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies and the cancellation of other single premium policies, partially offset by single premium policy originations during the three months ended March 31, 2019.
Accounts payable and accrued expense decreased from $31.1 million at December 31, 2018 to $17.0 million as of March 31, 2019, primarily due to the payment of previously accrued compensation during the three months ended March 31, 2019.
Reserve for insurance claims and claim expenses increased from $12.8 million as of December 31, 2018 to $15.5 million at March 31, 2019, primarily due to an increase in our average reserve per default tied to the aging of our NOD population and composition of our default inventory between loans in disaster and non-disaster impacted areas, partially offset by a reduction in the total number of NODs and related release of prior year reserves on cured defaults. See "- Insurance Claims and Claim Expenses," above for further details.
Reinsurance funds withheld was $25.3 million as of March 31, 2019, representing the net of our ceded reinsurance premiums written, less our profit and ceding commission receivables related to the 2016 QSR Transaction. The decrease in reinsurance funds withheld of $1.8 million from December 31, 2018, relates to the continued decline in ceded premiums written on single premium policies, due to the end of the reinsurance coverage period for new business under the 2016 QSR Transaction at December 31, 2017. See, Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance."
Warrant liability increased from $7.3 million at December 31, 2018 to $11.8 million at March 31, 2019, primarily due to an increase in our stock price from December 31, 2018 to March 31, 2019 and changes in the Black-Scholes model inputs used to measure warrant fair value. For further information regarding the valuation of our warrant liability and its impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 3, Fair Value of Financial Instruments."
Other liabilities as of March 31, 2019 includes $8.9 million of operating lease liabilities, which we recognized for the first time during the three months ended March 31, 2019 following the adoption of ASU 2016-02, Leases (Topic 842). See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 10, Leases."
Net deferred tax liability increased from $2.7 million at December 31, 2018 to $12.8 million as of March 31, 2019, primarily due to the forecasted deductibility of our statutory contingency reserve in fiscal year 2019. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Consolidated cash flows	For the three months ended March 31,
	2019	2018
Net cash provided by (used in) :	(In Thousands)
Operating activities	$28,279	$21,131
Investing activities	(11,977)	(16,570)
Financing activities	(1,835)	78,133
Net decrease in cash and cash equivalents	$14,467	$82,694
Net cash provided by operating activities was $28.3 million for the three months ended March 31, 2019, compared to $21.1 million for the three months ended March 31, 2018. The increase in cash generated from operating activities was primarily driven by growth in premiums written and investment income, partially offset by increased operating expenses and growth in claims paid tied to the growth and aging of our insured portfolio.
Cash used in investing activities for the periods presented was driven by the purchase of fixed and short-term maturities during those periods.
Cash used in financing activities was $1.8 million for the three months ended March 31, 2019, compared to cash provided by financing activities of $78.1 million for the three months ended March 31, 2018. Cash flow provided activities for the three months ended March 31, 2018 reflects $79.2 million of net cash proceeds raised through a common stock offering we completed in March 2018.
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
As of March 31, 2019, NMIH had $43.7 million of cash and investments. NMIH's principal source of net cash is investment income. NMIH also has access to $85 million of undrawn revolving credit capacity under the 2018 Revolving Credit Facility and $2.7 million of ordinary course dividend capacity from Re One. In the future, NMIH could benefit from dividend capacity from NMIC, as available and permitted under law and by the GSEs.
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
NMIC has never paid any dividends to NMIH. NMIC reported a statutory net loss for the year ended December 31, 2018 and cannot pay any dividends to NMIH through December 31, 2019 without the prior approval of the Wisconsin OCI. Re One has never paid dividends to NMIH. Re One has capacity to pay ordinary dividends of up to $2.7 million to NMIH through December 31, 2019. Certain other states in which NMIC and Re One are licensed also have statutes or regulations that may restrict their ability to pay dividends.
As an approved insurer under PMIERs, NMIC would be subject to additional restrictions on its ability to pay dividends to NMIH if it failed to meet the financial requirements prescribed by PMIERs. Approved insurers that fail to meet the PMIERs financial requirements are not permitted to pay dividends without prior approval of the GSEs.
NMIC's capital needs depend on many factors including its ability to successfully write new business, establish premium rates at levels sufficient to cover claims and operating costs and meet minimum required asset thresholds under the PMIERs and minimum state capital requirements. NMIC's capital needs also depend on its decision to access the reinsurance markets. NMIH may require liquidity to fund the capital needs of its insurance subsidiaries.
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
We are subject to certain covenants under the 2018 Term Loan and 2018 Revolving Credit Facility. Under the 2018 Term Loan (and as defined in the 2018 Credit Agreement), we are subject a maximum debt-to-total capitalization ratio of 35%. Under the 2018 Revolving Credit Facility (and as defined in the 2018 Credit Agreement), we are subject to a maximum debt-to-total capitalization ratio of 35%, a minimum liquidity requirement, compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and minimum consolidated net worth and statutory capital requirements. We were in compliance with all covenants as of March 31, 2019.
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
Our investment portfolio is entirely comprised of fixed maturity instruments. As of March 31, 2019, the fair value of our investment portfolio was $940.2 million. We also had an additional $39.8 million of cash and equivalents as of March 31, 2019. Pre-tax book yield on the investment portfolio for the three months ended March 31, 2019 was 3.2%. The book yield is calculated as period-to-date net investment income divided by average amortized cost of the investment portfolio. Yield on the investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our investment portfolio and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	March 31, 2019	December 31, 2018
Corporate debt securities	63%	58%
Asset-backed securities	16	18
Municipal debt securities	9	10
Cash, cash equivalents, and short-term investments	7	9
U.S. treasury securities and obligations of U.S. government agencies	5	5
Total	100%	100%

Investment portfolio ratings at fair value (1)	March 31, 2019	December 31, 2018
AAA	20%	22%
AA(2)	15	18
A(2)	49	42
BBB(2)	16	18
BB(3)	—	—
Total	100%	100%

(1)	Excluding certain operating cash accounts.

(2)	Includes +/– ratings.

(3)	We held one security with a BB rating at March 31, 2019, which is not identifiable in the table due to rounding.
Our investments are rated by one or more nationally recognized statistical rating organizations. If multiple ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Investment Securities - Other-than-Temporary Impairment (OTTI)
For the three months ended March 31, 2019, we recognized a $0.4 million OTTI loss in earnings related to the planned sale of a security in a loss position in April 2019. For the three months ended March 31, 2018, we did not recognize any OTTI losses. There were no credit losses recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income (loss) for the three months ended March 31, 2019 or 2018.

Other Items
Off-Balance Sheet Arrangements and Contractual Obligations
We had no material off-balance sheet arrangements as of March 31, 2019. In connection with the ILN Transactions, we have certain future contractual commitments to Oaktown Re and Oaktown Re II, special purpose VIEs that are not consolidated in our financial results. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance."
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
We believe that the assumptions and estimates associated with revenue recognition, fair value measurements, our investment portfolio, deferred policy acquisition costs, premium deficiency reserves, income taxes and reserves for insurance claims and claim expenses have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2018 10-K.

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
The carrying value of our investment portfolio as of March 31, 2019 and December 31, 2018 was $940 million and $911 million, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of March 31, 2019, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.47 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.47% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 3.62 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.62% in fair value of our fixed income portfolio.
We are also subject to market risk related to our 2018 Term Loan and the ILN Transactions. As discussed in Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt" the 2018 Term Loan bears interest at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on our outstanding principal.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2019 pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Item 1A. Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item 1A of our 2018 10-K. As of the date of this report, we are not aware of any material changes in our risk factors from the risk factors disclosed in our 2018 10-K. You should carefully consider the risks and uncertainties described herein and in our 2018 10-K, which has the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The risks described herein and in our 2018 10-K are not the only risks we face, as there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial which may in the future adversely affect our business, financial condition and/or operating results.

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

10.30~	Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Restricted Stock Unit Award Agreement for Independent Directors
10.31~	Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Restricted Stock Unit Award Agreement for Employees
10.32~	Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Agreement for Employees
10.33~	Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Independent Directors

10.34~	Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Employees
10.35~	Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Agreement for Employees
21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018
     (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the three month periods ended March 31, 2019 and 2018
     (iii) Consolidated Statements of Changes in Shareholders' Equity for each of the three month periods ended March 31, 2019 and 2018
     (iv) Consolidated Statements of Cash Flows for each of the three month periods ended March 31, 2019 and 2018, and
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

NMI HOLDINGS, INC.
Date: May 1, 2019

By: /s/ Adam S. Pollitzer
Name: Adam S. Pollitzer
Title: Chief Financial Officer and Duly Authorized Signatory