Form 10-Q
period 2019-06-30
NMI Holdings, Inc.
filed 2019-08-01
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number 001-36174

NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware					45-4914248
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)

2100 Powell Street	,	Emeryville	,	CA	94608
(Address of principal executive offices)					(Zip Code)

(855) 530-6642
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01	NMIH	Nasdaq
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
Yes ☐ No ☒
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on July 29, 2019 was 67,768,466 shares.

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

•
adoption of new or changes to existing laws and regulations that impact our business or financial condition directly or the mortgage insurance industry generally or their enforcement and implementation by regulators, including any action by the Consumer Financial Protection Bureau to address the planned expiration of the "QM Patch" under the Dodd-Frank Act Ability to Repay/Qualified Mortgage rule;

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

PART I
Item 1. Financial Statements

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2019	December 31, 2018
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $994,543 and $924,987 as of June 30, 2019 and December 31, 2018, respectively)	$1,017,607	$911,490
Cash and cash equivalents (including restricted cash of $1,430 and $1,414 as of June 30, 2019 and December 31, 2018, respectively)	35,735	25,294
Premiums receivable	42,225	36,007
Accrued investment income	6,301	5,694
Prepaid expenses	3,358	3,241
Deferred policy acquisition costs, net	52,607	46,840
Software and equipment, net	25,827	24,765
Intangible assets and goodwill	3,634	3,634
Prepaid reinsurance premiums	20,426	30,370
Other assets	12,679	4,708
Total assets	$1,220,399	$1,092,043

Liabilities
Term loan	$146,253	$146,757
Unearned premiums	151,358	158,893
Accounts payable and accrued expenses	24,351	31,141
Reserve for insurance claims and claim expenses	18,432	12,811
Reinsurance funds withheld	18,092	27,114
Warrant liability, at fair value	9,679	7,296
Deferred tax liability, net	28,258	2,740
Other liabilities (1)	11,597	3,791
Total liabilities	408,020	390,543
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 67,768,466 and 66,318,849 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively (250,000,000 shares authorized)	677	663
Additional paid-in capital	692,163	682,181
Accumulated other comprehensive income (loss), net of tax	14,052	(14,832)
Retained earnings	105,487	33,488
Total shareholders' equity	812,379	701,500
Total liabilities and shareholders' equity	$1,220,399	$1,092,043

(1)	Deferred Ceding Commissions have been reclassified to "Other Liabilities" in prior periods
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenues	(In Thousands, except for per share data)
Net premiums earned	$83,249	$61,615	$157,118	$116,529
Net investment income	7,629	5,735	15,012	10,309
Net realized investment (losses) gains	(113)	59	(300)	59
Other revenues	415	44	456	108
Total revenues	91,180	67,453	172,286	127,005
Expenses
Insurance claims and claim expenses	2,923	643	5,666	2,212
Underwriting and operating expenses	32,543	29,020	63,392	57,473
Total expenses	35,466	29,663	69,058	59,685
Other expense
(Loss) gain from change in fair value of warrant liability	(1,685)	109	(7,164)	529
Interest expense	(3,071)	(5,560)	(6,132)	(8,979)
Total other expense	(4,756)	(5,451)	(13,296)	(8,450)

Income before income taxes	50,958	32,339	89,932	58,870
Income tax expense	11,858	7,098	17,933	11,274
Net income	$39,100	$25,241	$71,999	$47,596

Earnings per share
Basic	$0.58	$0.38	$1.07	$0.74
Diluted	$0.56	$0.37	$1.04	$0.70

Weighted average common shares outstanding
Basic	67,590	65,664	67,143	63,891
Diluted	69,590	68,616	69,348	67,171

Net income	$39,100	$25,241	$71,999	$47,596
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) in accumulated other comprehensive income, net of tax expense (benefit) of $3,662 and ($2,879) for the three months ended June 30, 2019 and 2018 and $7,615 and ($3,304) for the six months ended June 30, 2019 and 2018, respectively	13,779	(1,464)	28,647	(12,429)
Reclassification adjustment for realized losses (gains) included in net income, net of tax (benefit) expense of ($24) and $12 for the three months ended June 30, 2019 and 2018 and ($63) and $10 for the six months ended June 30, 2019 and 2018, respectively	89	(46)	237	(37)
Other comprehensive income (loss), net of tax	13,868	(1,510)	28,884	(12,466)
Comprehensive income	$52,968	$23,731	$100,883	$35,130
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, January 1, 2019	66,319	$663	$682,181	$(14,832)	$33,488	$701,500
Common stock: class A shares issued related to warrants	39	*	944	—	—	944
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	1,144	12	(1,471)	—	—	(1,459)
Share-based compensation expense	—	—	2,981	—	—	2,981
Change in unrealized investment gains/losses, net of tax expense of $3,992	—	—	—	15,016	—	15,016
Net income	—	—	—	—	32,899	32,899
Balances, March 31, 2019	67,502	$675	$684,635	$184	$66,387	$751,881
Common stock: class A shares issued related to warrants	128	1	3,835	—	—	3,836
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	138	1	218	—	—	219
Share-based compensation expense	—	—	3,475	—	—	3,475
Change in unrealized investment gains/losses, net of tax benefit of $3,686	—	—	—	13,868	—	13,868
Net income	—	—	—	—	39,100	39,100
Balances, June 30, 2019	67,768	$677	$692,163	$14,052	$105,487	$812,379

*	During the three months ended March 31, 2019, we issued 39,195 common shares with a par value of $0.01 related to the exercise of warrants, which is not identifiable in this schedule due to rounding.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
	(In Thousands)
Balances, January 1, 2018	60,518	$605	$585,488	$(2,859)	$(74,157)	$509,077
Cumulative effect of change in accounting principle	—	—	—	282	(282)	—
Common stock: class A shares issued related to public offering	4,255	43	79,122	—	—	79,165
Common stock: class A shares issued related to warrants	26	*	489	—	—	489
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	770	8	(999)	—	—	(991)
Share-based compensation expense	—	—	2,805	—	—	2,805
Change in unrealized investment gains/losses, net of tax benefit of $423	—	—	—	(10,956)	—	(10,956)
Net income	—	—	—	—	22,355	22,355
Balances, March 31, 2018	65,569	$656	$666,905	$(13,533)	$(52,084)	$601,944
Common stock: class A shares issued related to warrants	3	*	63	—	—	63
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	182	2	885	—	—	887
Share-based compensation expense	—	—	3,017	—	—	3,017
Change in unrealized investment gains/losses, net of tax benefit of $2,891	—	—	—	(1,510)	—	(1,510)
Net income	—	—	—	—	25,241	25,241
Balances, June 30, 2018	65,754	$658	$670,870	$(15,043)	$(26,843)	$629,642

*
During the three months ended March 31, 2018 and June 30, 2018, we issued 25,686 and 3,751 common shares, respectively, with a par value of $0.01 related to the exercise of warrants, which is not identifiable in this schedule due to rounding.

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2019	2018
Cash flows from operating activities	(In Thousands)
Net income	$71,999	$47,596
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized investment losses (gains)	300	(59)
Loss (gain) from change in fair value of warrant liability	7,164	(529)
Depreciation and amortization	4,339	3,810
Net amortization of premium on investment securities	622	810
Amortization of debt discount and debt issuance costs	499	2,851
Share-based compensation expense	6,456	5,822
Deferred income taxes	17,840	10,864
Changes in operating assets and liabilities:
Premiums receivable	(6,218)	(6,073)
Accrued investment income	(607)	(577)
Prepaid expenses	(312)	(756)
Deferred policy acquisition costs, net	(5,767)	(4,438)
Other assets	(260)	68
Unearned premiums	(7,535)	2,492
Reserve for insurance claims and claim expenses	5,621	1,840
Reinsurance balances, net	(438)	365
Accounts payable and accrued expenses	(6,379)	(2,733)
Net cash provided by operating activities	87,324	61,353
Cash flows from investing activities
Purchase of short-term investments	(113,276)	(83,874)
Purchase of fixed-maturity investments, available-for-sale	(126,179)	(219,093)
Proceeds from maturity of short-term investments	119,748	52,562
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	49,229	111,485
Additions to software and equipment	(4,491)	(3,273)
Net cash used in investing activities	(74,969)	(142,193)
Cash flows from financing activities
Proceeds from issuance of common stock related to public offering, net of issuance costs	—	79,165
Proceeds from issuance of common stock related to employee equity plans	12,374	6,173
Taxes paid related to net share settlement of equity awards	(13,538)	(6,480)
Proceeds from senior note, net	—	149,250
Repayments of term loan	(750)	(146,625)
Payments of debt issuance/modification costs	—	(3,385)
Net cash (used in) provided by financing activities	(1,914)	78,098

Net increase (decrease) in cash, cash equivalents and restricted cash	10,441	(2,742)
Cash, cash equivalents and restricted cash, beginning of period	25,294	19,196
Cash, cash equivalents and restricted cash, end of period	$35,735	$16,454

Supplemental disclosures of cash flow information
Interest paid	$5,365	$6,425
Income tax (refunded) paid, net	$(134)	$447

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
Recent Accounting Pronouncements - Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) and in April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which includes codification improvements to Topic 326. These updates will require companies to measure and establish reserves for lifetime expected credit losses on many financial assets held at a given reporting date. Under the guidance, the methodology for measuring lifetime credit losses will generally shift from an incurred loss

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

model, whereby losses are only recognized once probable and estimable, to a current expected credit loss (CECL) model, whereby losses are recognized upfront based on a future economic forecast. Credit losses relating to available-for-sale fixed maturity securities will be recorded through an allowance for credit losses, rather than a write-down of the asset as is currently required, with the amount of the allowance limited to the amount by which fair value is less than amortized cost. The length of time an available-for sale fixed maturity security has been held in an unrealized loss position will no longer impact its credit loss determination. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. While we are still finalizing our analysis of this guidance, we do not expect it to have a material impact on our consolidated financial statements. This standard will not impact our accounting for insurance claims and claim expenses as these items are not in the scope of this ASU.

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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). This update modifies the fair value measurement disclosure requirements of ASC 820. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Adoption of this ASU will not have an impact on our Consolidated Balance Sheet, Statements of Operations and Comprehensive Income, Changes in Shareholders Equity or Cash Flows.
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
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of June 30, 2019	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$48,193	$688	$(116)	$48,765
Municipal debt securities	91,650	1,497	(73)	93,074
Corporate debt securities	634,188	18,569	(785)	651,972
Asset-backed securities	168,251	3,216	(36)	171,431
Total bonds	942,282	23,970	(1,010)	965,242
Short-term investments	52,261	104	—	52,365
Total investments	$994,543	$24,074	$(1,010)	$1,017,607

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2018	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$48,171	$35	$(1,376)	$46,830
Municipal debt securities	92,014	206	(963)	91,257
Corporate debt securities	554,079	847	(11,688)	543,238
Asset-backed securities	171,990	792	(1,457)	171,325
Total bonds	866,254	1,880	(15,484)	852,650
Short-term investments	58,733	107	—	58,840
Total investments	$924,987	$1,987	$(15,484)	$911,490

We did not own any mortgage-backed securities in our asset-backed securities portfolio at June 30, 2019 or December 31, 2018.
The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Financial	38%	38%
Consumer	27	27
Communications	10	12
Utilities	9	7
Industrial	8	7
Technology	6	6
Energy	1	2
Other	1	1
Total	100%	100%

As of June 30, 2019 and December 31, 2018, approximately $5.5 million and $5.3 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair values of available-for-sale securities as of June 30, 2019 and December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of June 30, 2019	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$99,314	$99,375
Due after one through five years	412,820	420,131
Due after five through ten years	300,990	312,792
Due after ten years	13,168	13,878
Asset-backed securities	168,251	171,431
Total investments	$994,543	$1,017,607

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of December 31, 2018	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$76,087	$76,104
Due after one through five years	352,282	347,701
Due after five through ten years	318,728	310,633
Due after ten years	5,900	5,727
Asset-backed securities	171,990	171,325
Total investments	$924,987	$911,490

Aging of Unrealized Losses
As of June 30, 2019, the investment portfolio had gross unrealized losses of $1.0 million, of which $0.8 million had been in an unrealized loss position for a period of 12 months or greater. We did not consider these securities to be other-than-temporarily impaired as of June 30, 2019. We based our conclusion that these investments were not other-than-temporarily impaired as of June 30, 2019 on the following facts: (i) the unrealized losses were primarily caused by interest rate movements and market fluctuations in credit spreads since the purchase date; (ii) we do not intend to sell these investments; and (iii) we do not believe that it is more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may not occur until maturity. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of June 30, 2019		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	—	$—	$—	5	$13,750	$(116)	5	$13,750	$(116)
Municipal debt securities(1)	1	2,000	—	10	15,025	(73)	11	17,025	(73)
Corporate debt securities	13	24,737	(199)	33	51,099	(586)	46	75,836	(785)
Asset-backed securities	2	8,786	(33)	6	1,953	(3)	8	10,739	(36)
Total	16	$35,523	$(232)	54	$81,827	$(778)	70	$117,350	$(1,010)

(1)	Includes securities with unrealized losses of less than 12 months which are not identifiable in the schedule due to rounding.

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2018		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	—	$—	$—	19	$41,817	$(1,376)	19	$41,817	$(1,376)
Municipal debt securities	4	7,409	(11)	31	58,658	(952)	35	66,067	(963)
Corporate debt securities	118	226,477	(3,952)	126	221,675	(7,736)	244	448,152	(11,688)
Asset-backed securities	25	36,017	(1,136)	22	33,988	(321)	47	70,005	(1,457)
Total	147	$269,903	$(5,099)	198	$356,138	$(10,385)	345	$626,041	$(15,484)

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net Investment Income
The following table presents the components of net investment income:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Investment income	$7,741	$5,937	$15,237	$10,719
Investment expenses	(112)	(202)	(225)	(410)
Net investment income	$7,629	$5,735	$15,012	$10,309

The following table presents the components of net realized investment losses:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Gross realized investment gains	$22	$59	$217	$59
Gross realized investment losses	(135)	—	(517)	—
Net realized investment losses	$(113)	$59	$(300)	$59

Investment Securities - Other-than-Temporary Impairment (OTTI)
As of June 30, 2019, we held no other-than-temporarily impaired securities. During the six months ended June 30, 2019, we recognized a $0.4 million OTTI loss in earnings related to the planned sale of a security in a loss position that was disposed of in April 2019. We did not recognize any OTTI losses for the three months ended June 30, 2019 or the three and six months ended June 30, 2018. There were no credit losses recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income (loss) for the three or six months ended June 30, 2019.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2019	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$48,765	$—	$—	$48,765
Municipal debt securities	—	93,074	—	93,074
Corporate debt securities	—	651,972	—	651,972
Asset-backed securities	—	171,431	—	171,431
Cash, cash equivalents and short-term investments	88,100	—	—	88,100
Total assets	$136,865	$916,477	$—	$1,053,342
Warrant liability	—	—	9,679	9,679
Total liabilities	$—	$—	$9,679	$9,679

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2018	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$46,830	$—	$—	$46,830
Municipal debt securities	—	91,257	—	91,257
Corporate debt securities	—	543,238	—	543,238
Asset-backed securities	—	171,325	—	171,325
Cash, cash equivalents and short-term investments	84,134	—	—	84,134
Total assets	$130,964	$805,820	$—	$936,784
Warrant liability	—	—	7,296	7,296
Total liabilities	$—	$—	$7,296	$7,296

There were no transfers between Level 1 and Level 2, nor any transfers in or out of Level 3, of the fair value hierarchy during the six months ended June 30, 2019 and the year ended December 31, 2018.
The following is a roll-forward of Level 3 liabilities measured at fair value:

	For the six months ended June 30,
Warrant Liability	2019	2018
	(In Thousands)
Balance, January 1	$7,296	$7,472
Change in fair value of warrant liability included in earnings	7,164	(529)
Issuance of common stock on warrant exercise	(4,781)	(552)
Balance, June 30	$9,679	$6,391

The following table outlines the key inputs and assumptions used to calculate the fair value of the warrant liability in the Black-Scholes option-pricing model as of the dates indicated.

	As of June 30,
	2019	2018
Common stock price	$28.39	$16.30
Risk free interest rate	1.72 - 1.95%	2.60%
Expected life	0.92 - 2.81 years	2.49 years
Expected volatility	33.8 - 40.0%	32.7%
Dividend yield	0%	0%

The changes in fair value of the warrant liability for the six months ended June 30, 2019 and 2018 are primarily attributable to changes in the price of our common stock during the respective periods, with additional impact related to changes in the Black-Scholes model inputs and exercises of outstanding warrants.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2018 Term Loan
The 2018 Term Loan bears interest at the Eurodollar Rate, as defined in the 2018 Credit Agreement and subject to a 1.00% floor, plus an annual margin rate of 4.75%, representing an all-in rate of 6.95% as of June 30, 2019, payable monthly based on our current interest period election. Quarterly principal payments of $375 thousand are also required. As of June 30, 2019, the outstanding principal balance of the 2018 Term Loan was $148.5 million.
Interest expense for the 2018 Term Loan includes interest and the amortization of issuance costs, an original issue discount and capitalized modification costs related to the 2015 Term Loan. For the three and six months ended June 30, 2019, interest expense was $2.8 million and $5.7 million, respectively. Remaining unamortized issuance costs were $2.2 million as of June 30, 2019 and are being amortized to interest expense using the effective interest method over the contractual life of the 2018 Term Loan.
We are subject to certain covenants under the 2018 Term Loan (as defined in the 2018 Credit Agreement), including (but not limited to) a maximum debt-to-total capitalization ratio (as defined in the 2018 Credit Agreement) of 35% under the 2018 Term Loan. We were in compliance with all covenants as of June 30, 2019.
Future principal payments due under the 2018 Term Loan as of June 30, 2019 are as follows:

As of June 30, 2019	Principal
(In thousands)
2019	$750
2020	1,500
2021	1,500
2022	1,500
2023	143,250
Total	$148,500

2018 Revolving Credit Facility
Borrowings under the 2018 Revolving Credit Facility may be used for general corporate purposes and will accrue interest at a variable rate equal to, at our discretion, (i) a base rate (as defined in the 2018 Credit Agreement, subject to a floor of 1.00% per annum) plus a margin of 1.00% to 2.50% per annum, based on the applicable corporate credit rating at the time, or (ii) the Eurodollar Rate (subject to a floor of 0.00% per annum) plus a margin of 2.00% to 3.50% per annum, based on the applicable corporate credit rating at the time. As of June 30, 2019, no borrowings had been made under the 2018 Revolving Credit Facility.
We are required to pay a quarterly commitment fee on the average daily undrawn amount of the 2018 Revolving Credit Facility, which ranges from 0.30% to 0.60%, based on the applicable corporate credit rating at the time. As of June 30, 2019, the applicable commitment fee was 0.40%. For the three and six months ended June 30, 2019, we recorded $0.1 million and $0.2 million of commitment fees in interest expense, respectively.
We incurred issuance costs of $1.5 million in connection with the establishment of the 2018 Revolving Credit Facility, which were deferred and recorded within Other Assets. These costs are being amortized through interest expense over the three-year life of the 2018 Revolving Credit Facility on a straight line basis. For the three and six months ended June 30, 2019, we recognized $0.1 million and $0.3 million, respectively, of interest expense from the amortization of deferred issuance costs. At June 30, 2019, remaining deferred issuance costs were $1.0 million, net of accumulated amortization.
We are subject to certain covenants under the 2018 Revolving Credit Facility, including (but not limited to) the following: a maximum debt-to-total capitalization ratio of 35%, a minimum liquidity requirement, compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants as of June 30, 2019.
5. Reinsurance
We enter into third-party reinsurance transactions to actively manage our risk, ensure PMIERs compliance and support the growth of our business. The GSEs and the Wisconsin Office of the Commissioner of Insurance (Wisconsin OCI) have approved all such transactions (subject to certain conditions and ongoing review, including levels of approved capital credit).

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In Thousands)
Net premiums written
Direct	$92,213	$70,677	$173,943	$136,704
Ceded (1)	(9,604)	(6,234)	(19,411)	(13,231)
Net premiums written	$82,609	$64,443	$154,532	$123,473

Net premiums earned
Direct	$95,180	$70,609	$181,478	$134,212
Ceded (1)	(11,931)	(8,994)	(24,360)	(17,683)
Net premiums earned	$83,249	$61,615	$157,118	$116,529

(1)	Net of profit commission.
Excess-of-loss reinsurance
2017 ILN Transaction
In May 2017, NMIC entered into a reinsurance agreement with Oaktown Re Ltd. (Oaktown Re), which provides for up to $211.3 million of aggregate excess-of-loss reinsurance coverage at inception for new delinquencies on an existing portfolio of mortgage insurance policies written from 2013 through December 31, 2016. For the reinsurance coverage period, NMIC retains the first layer of $126.8 million of aggregate losses, of which $124.4 million remained at June 30, 2019, and Oaktown Re then provides second layer coverage up to the outstanding reinsurance coverage amount. NMIC then retains losses in excess of the outstanding reinsurance coverage amount. The outstanding reinsurance coverage amount decreases from $211.3 million at inception over a ten-year period as the underlying covered mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled and was $91.5 million as of June 30, 2019. The outstanding reinsurance coverage amount will stop amortizing if certain credit enhancement or delinquency thresholds are triggered.
Oaktown Re financed the coverage by issuing mortgage insurance-linked notes in an aggregate amount of $211.3 million to unaffiliated investors (the 2017 Notes). The 2017 Notes mature on April 26, 2027. All of the proceeds paid to Oaktown Re from the sale of the 2017 Notes were deposited into a reinsurance trust to collateralize and fund the obligations of Oaktown Re to NMIC under the reinsurance agreement. Funds in the reinsurance trust account are required to be invested in high credit quality money market funds at all times.  We refer collectively to NMIC's reinsurance agreement with Oaktown Re and the issuance of the 2017 Notes by Oaktown Re as the 2017 ILN Transaction. Under the terms of the 2017 ILN Transaction, NMIC makes risk premium payments for the applicable outstanding reinsurance coverage amount and pays Oaktown Re for anticipated operating expenses (capped at $300 thousand per year). NMIC ceded risk premiums to Oaktown Re of $1.3 million and $2.6 million during the three and six months ended June 30, 2019, respectively, and $1.6 million and $3.3 million during the three and six months ended June 30, 2018, respectively. NMIC did not cede any losses to Oaktown Re during the three and six months ended June 30, 2019 and 2018.
2018 ILN Transaction
In July 2018, NMIC entered into a reinsurance agreement with Oaktown Re II Ltd. (Oaktown Re II), which provides for up to $264.5 million of aggregate excess-of-loss reinsurance coverage at inception for new delinquencies on an existing portfolio of mortgage insurance policies written between January 1, 2017 and May 31, 2018. For the reinsurance coverage period, NMIC retains the first layer of $125.3 million of aggregate losses, of which $125.2 million remained at June 30, 2019, and Oaktown Re II then provides second layer coverage up to the outstanding reinsurance coverage amount. NMIC then retains losses in excess of the outstanding reinsurance coverage amount. The outstanding reinsurance coverage amount decreases from $264.5 million at inception over a ten-year period as the underlying covered mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled, and was $258.2 million as of June 30, 2019. The outstanding reinsurance coverage amount will stop amortizing if certain credit enhancement or delinquency thresholds are triggered.
Oaktown Re II financed the coverage by issuing mortgage insurance-linked notes in an aggregate amount of $264.5 million to unaffiliated investors (the 2018 Notes). The 2018 Notes mature on July 25, 2028. All of the proceeds paid to Oaktown Re II from the sale of the 2018 Notes were deposited into a reinsurance trust to collateralize and fund the obligations of Oaktown Re II to NMIC

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

under the reinsurance agreement. Funds in the reinsurance trust account are required to be invested in high credit quality money market funds at all times. We refer collectively to NMIC's reinsurance agreement with Oaktown Re II and the issuance of the 2018 Notes by Oaktown Re II as the 2018 ILN Transaction. Under the terms of the 2018 ILN Transaction, NMIC makes risk premium payments for the applicable outstanding reinsurance coverage amount and pays Oaktown Re II for anticipated operating expenses (capped at $250 thousand per year). For the three and six months ended June 30, 2019, NMIC ceded risk premiums of $1.6 million and $3.3 million, respectively, to Oaktown Re II. NMIC did not cede any losses to Oaktown Re II during the three and six months ended June 30, 2019.
Under the terms of the 2018 ILN Transaction, we are required to maintain a certain level of restricted funds in a premium deposit account with Bank of New York Mellon until the 2018 Notes have been redeemed in full. "Cash and cash equivalents" on our balance sheet includes restricted cash of $1.4 million as of June 30, 2019. We are not required to deposit additional funds into the premium deposit account and the restricted balance will decrease over time as the principal balance of the 2018 Notes declines.
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
The amount of reinsurance premium ceded under the ILN Transactions fluctuates based on changes in one-month LIBOR and changes in the earned rate on the money market funds in which the assets of the reinsurance trusts are invested.  As the reinsurance premiums will vary based on changes in these rates, we have concluded that the ILN Transactions contain embedded derivatives that must be accounted for separately as freestanding derivatives.  The total fair value of such derivatives at June 30, 2019 and December 31, 2018, and the change in fair value of the derivatives during the three and six months ended June 30, 2019 and 2018, were not material to our consolidated financial statements.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Effective April 1, 2019, NMIC elected to terminate its engagement with one reinsurer under the 2016 QSR Transaction on a cut-off basis. In connection with the termination, NMIC recaptured approximately $500 million of previously ceded primary RIF and stopped ceding new premiums earned or written with respect to the recaptured risk.  With this termination, ceded premiums written under the 2016 QSR Transaction decreased from 25% to 20.5% on eligible policies.  The termination has no effect on the cession of pool risk under the 2016 QSR Transaction.
The following table shows the amounts related to the QSR Transactions:

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In Thousands)
Ceded risk-in-force	$4,558,862	$3,606,928	$4,558,862	$3,606,928
Ceded premiums written	(18,592)	(15,318)	(37,437)	(29,843)
Ceded premiums earned	(20,919)	(18,077)	(42,387)	(34,295)
Ceded claims and claim expenses	770	173	1,669	716
Ceding commission written	3,717	3,064	7,488	5,969
Ceding commission earned	4,171	3,536	8,377	6,687
Profit commission	11,884	10,707	23,945	19,908

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
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. NMIC's reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to our 2016 QSR Transaction was $2.7 million as of June 30, 2019.
In accordance with the terms of the 2018 QSR Transaction, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also settled quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to our 2018 QSR Transaction was $1.1 million as of June 30, 2019.
6. Reserves for Insurance Claims and Claim Expenses
We establish reserves to recognize the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. Consistent with industry practice, we establish reserves for loans that have been reported to us by servicers as having been in default for at least 60 days, referred to as case reserves, and additional loans that we estimate (based on actuarial review) have been in default for at least 60 days that have not yet been reported to us by servicers, referred to as incurred but not

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

reported (IBNR) reserves. We also establish claim expense reserves, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claims settlement process. As of June 30, 2019, we had reserves for insurance claims and claim expenses of $18.4 million for 1,028 primary loans in default. During the six months ended June 30, 2019, we paid 62 claims totaling $1.7 million, including 58 claims covered under the QSR Transactions representing $0.3 million of ceded claims and claim expenses.
In 2013, we entered into a pool insurance transaction with Fannie Mae. The pool transaction includes a deductible, which represents the amount of claims to be absorbed by Fannie Mae before we are obligated to pay any claims. We only establish reserves for pool risk if we expect claims to exceed this deductible. At June 30, 2019, 54 loans in the pool were past due by 60 days or more. These 54 loans represented approximately $3.4 million of RIF. Due to the size of the remaining deductible, the low level of notices of default (NODs) reported on loans in the pool through June 30, 2019 and the expected severity (all loans in the pool have loan-to-value ratios (LTV) ratios under 80%), we did not establish any case or IBNR reserves for pool risk at June 30, 2019. In connection with the settlement of pool claims, we applied $0.7 million to the pool deductible through June 30, 2019. At June 30, 2019, the remaining pool deductible was $9.6 million. We have not paid any pool claims to date. 100% of our pool RIF is reinsured under the 2016 QSR Transaction.
The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claim expenses:

	For the six months ended June 30,
	2019	2018
	(In Thousands)
Beginning balance	$12,811	$8,761
Less reinsurance recoverables (1)	(3,001)	(1,902)
Beginning balance, net of reinsurance recoverables	9,810	6,859

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	7,401	3,152
Prior years (3)	(1,735)	(940)
Total claims and claim expenses incurred	5,666	2,212

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	—
Prior years (3)	1,368	852
Reinsurance terminations (4)	(549)	—
Total claims and claim expenses paid	819	852

Reserve at end of period, net of reinsurance recoverables	14,657	8,219
Add reinsurance recoverables (1)	3,775	2,382
Ending balance	$18,432	$10,601

(1)	Related to ceded losses recoverable on the QSR Transactions, included in "Other Assets" on the Condensed Consolidated Balance Sheets. See Note 5, "Reinsurance" for additional information.

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

(4)
Represents the settlement of reinsurance recoverables in conjunction with the termination of one reinsurer under the 2016 QSR Transaction on a cut-off basis. See Note 5, "Reinsurance" for additional information.

The "claims incurred" section of the table above shows claims and claim expenses incurred on NODs for current and prior years, including IBNR reserves and is presented net of reinsurance. The amount of claims incurred relating to current year NODs represents the estimated amount of claims and claim expenses to be ultimately paid on such loans in default.  We recognized $1.7 million and $0.9 million of favorable prior year development during the six months ended June 30, 2019 and 2018, respectively, due to NOD cures and ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

learn additional information about individual defaults and claims and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $8.9 million related to prior year defaults remained as of June 30, 2019.
7. Earnings per Share (EPS)
Basic earnings per share is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock outstanding and common stock equivalents that would be issuable upon the vesting of service based and performance and service based restricted stock units (RSUs), and the exercise of vested and unvested stock options and outstanding warrants. The number of shares issuable for RSUs subject to performance and service based vesting requirements are only included in diluted shares if the relevant performance measurement period has commenced and results during such period meet the necessary performance criteria. The following table reconciles the net income and the weighted average shares of common stock outstanding used in the computations of basic and diluted earnings per share of common stock.

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
	(In Thousands, except for per share data)
Net income	$39,100	$25,241	$71,999	$47,596
Basic weighted average shares outstanding	67,590	65,664	67,143	63,891
Basic earnings per share	$0.58	$0.38	$1.07	$0.74

Net income	$39,100	$25,241	$71,999	$47,596
Warrant gain, net of tax	—	(86)	—	(418)
Diluted net income	$39,100	$25,155	$71,999	$47,178

Basic weighted average shares outstanding	67,590	65,664	67,143	63,891
Dilutive effect of issuable shares	2,000	2,952	2,205	3,280
Diluted weighted average shares outstanding	69,590	68,616	69,348	67,171

Diluted earnings per share	$0.56	$0.37	$1.04	$0.70

Anti-dilutive shares	705	308	748	231

8. Warrants
We issued 992 thousand warrants in connection with a private placement of our common stock in April 2012. Each warrant gives the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million.
During the six months ended June 30, 2019, 260 thousand warrants were exercised resulting in the issuance of 168 thousand common shares. Upon exercise, we reclassified approximately $4.8 million of warrant fair value from warrant liability to additional paid-in capital, of which $2.3 million related to changes in fair value during the six months ended June 30, 2019. During the six months ended June 30, 2018, 63 thousand warrants were exercised resulting in the issuance of 29 thousand common shares. Upon exercise, we reclassified approximately $0.6 million of warrant fair value from warrant liability to additional paid-in capital, of which $42 thousand related to changes in fair value during the six months ended June 30, 2018.
We account for these warrants to purchase our common shares in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity.
9. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. NMIH files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our effective tax rate on our pre-tax income was 23.3% and 19.9% for the three and six months ended June 30, 2019, respectively, compared to 21.9% and 19.2% for the three and six months ended June 30, 2018, respectively. Our provision for income taxes for interim reporting periods is established based on our estimated annual effective tax rate for a given year. Our effective tax rate may fluctuate between interim periods due to the

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

impact of discrete items not included in our estimated annual effective tax rate, including the tax effects associated with the vesting of RSUs and exercise of options, and the change in fair value of our warrant liability. Such items are treated on a discrete basis in the reporting period in which they occur.

As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent. As a result, our interim provision for income taxes for the three and six months ended June 30, 2019 represents a change in our net deferred tax liability.
10. Leases
We have two operating lease agreements related to our corporate headquarters and a data center facility for which we recognized operating right-of-use (ROU) assets and lease liabilities of $7.3 million and $8.4 million, respectively, as of June 30, 2019. As of June 30, 2019, we did not have any finance leases.
We recognize ROU assets and lease liabilities in connection with the adoption of ASU 2016-02, Leases (Topic 842). ROU assets and lease liabilities are established based on the estimated present value of lease payments over the relevant lease term. We estimate a discount rate for each lease based on our estimated incremental borrowing rate at the commencement date of the relevant lease.
Right-of-use assets obtained in exchange for new operating lease liabilities for the six months ended June 30, 2019 were $8.1 million. The following table provides a summary of our ROU asset and lease liability assumptions as of June 30, 2019:

Weighted-average remaining lease term	3.7 years
Weighted-average discount rate	6.21%

Cash paid on our operating lease liabilities for the three and six months ended June 30, 2019 was $0.6 million and $1.2 million, respectively. Lease expenses recognized on our operating lease liabilities for the three and six months ended June 30, 2019 were $0.6 million and $1.1 million, respectively. Future payments due under our existing operating leases as of June 30, 2019 are as follows:

As of June 30, 2019	(In Thousands)
2019	$1,239
2020	2,537
2021	2,609
2022	2,574
2023	462
Total undiscounted lease payments	9,421
Less effects of discounting	(1,028)
Present value of lease payments	$8,393

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

Year ending December 31, 2018
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
NMIC and Re One's combined statutory net income (loss) was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Statutory net income (loss)	$6,466	$2,066	$5,539	(4,748)
NMIC and Re One's combined statutory surplus, contingency reserve and risk-to-capital (RTC) ratios were as follows:

	June 30, 2019	December 31, 2018
	(Dollars In Thousands)
Statutory surplus	$438,397	$430,785
Contingency reserve	423,413	332,702
RTC Ratio	15.8:1	13.1:1

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. Subsequent Event
On July 30, 2019, NMIC entered into a reinsurance agreement with Oaktown Re III Ltd. (Oaktown Re III), a Bermuda domiciled special purpose reinsurer, that provides for up to $326.9 million of aggregate excess-of-loss reinsurance coverage at inception for new delinquencies on an existing portfolio of mortgage insurance policies written between June 1, 2018 and June 30, 2019. For the reinsurance coverage period, NMIC will retain the first layer of $123.4 million of aggregate losses and Oaktown Re III will then provide second layer coverage up to the outstanding reinsurance coverage amount. NMIC will then retain losses in excess of the outstanding reinsurance coverage amount.
Oaktown Re III financed the coverage by issuing mortgage insurance-linked notes in an aggregate amount of $326.9 million to unaffiliated investors (the 2019 Notes). The 2019 Notes mature on July 25, 2029. All of the proceeds paid to Oaktown Re III from the sale of the 2019 Notes were deposited into a reinsurance trust to collateralize and fund the obligations of Oaktown Re III to NMIC under the reinsurance agreement. Funds in the reinsurance trust account are required to be invested in high credit quality money market funds at all times. We refer collectively to NMIC's reinsurance agreement with Oaktown Re III and the issuance of the 2019 Notes by Oaktown Re III as the 2019 ILN Transaction. Under the terms of the 2019 ILN Transaction, NMIC makes risk premium payments for the applicable outstanding reinsurance coverage amount and pays Oaktown Re III for anticipated operating expenses (capped at $250,000 per year).

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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of June 30, 2019, we had master policies with 1,424 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of June 30, 2019, we had $84.5 billion of total insurance-in-force (IIF), including primary IIF of $81.7 billion, and $20.8 billion of gross RIF, including primary RIF of $20.7 billion.
We believe that our success in acquiring a large and diverse group of lender customers and growing a portfolio of high-quality IIF traces to our founding principles, whereby we aim to help qualified individuals achieve their homeownership goals, ensure that we remain a strong and credible counter-party, deliver a unique customer service experience, establish a differentiated risk management approach that emphasizes the individual underwriting review or validation of the vast majority of the loans we insure, utilizing our proprietary Rate GPSSM pricing platform to dynamically evaluate risk and price our policies, and foster a culture of collaboration and excellence that helps us attract and retain experienced industry leaders.
Our strategy is to continue to build on our position in the private MI market, expand our customer base and grow our insured portfolio of high-quality residential loans by focusing on long-term customer relationships, disciplined and proactive risk selection and pricing, fair and transparent claim payment practices, responsive customer service, financial strength and profitability.
Our common stock trades on the NASDAQ under the symbol "NMIH." Our headquarters is located in Emeryville, California. As of June 30, 2019, we had 314 full time employees. Our website is www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
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
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. A majority of our single premium policies in force as of June 30, 2019 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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
Effective April 1, 2019, NMIC elected to terminate its engagement with one reinsurer under the 2016 QSR Transaction on a cut-off basis. In connection with the termination, NMIC recaptured approximately $500 million of previously ceded primary RIF and stopped ceding new premiums earned or written with respect to the recaptured risk. With this termination, ceded premiums written under the 2016 QSR Transaction decreased from 25% to 20.5% on eligible policies. The termination has no effect on the cession of pool risk under the 2016 QSR Transaction. PMIERs risk-based required assets increased by approximately $27 million at April 1, 2019 as a result of the termination.
Excess-of-loss reinsurance
In May 2017, NMIC secured $211.3 million of aggregate excess-of-loss reinsurance coverage at inception for an existing portfolio of policies written from 2013 through December 31, 2016, through a mortgage insurance-linked notes offering by Oaktown Re. The reinsurance coverage amount under the terms of the 2017 ILN Transaction decreases from $211.3 million at inception over a ten-year period as the underlying covered mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled and was $91.5 million as of June 30, 2019. For the reinsurance coverage period, NMIC retains the first layer of $126.8 million of aggregate losses, of which $124.4 million remained as of June 30, 2019, and Oaktown Re then provides second layer coverage up to the outstanding reinsurance coverage amount. NMIC then retains losses in excess of the outstanding reinsurance coverage amount.
In July 2018, NMIC secured $264.5 million of aggregate excess-of-loss reinsurance coverage at inception for an existing portfolio of policies written from January 1, 2017 through May 31, 2018, through a mortgage insurance-linked notes offering by Oaktown Re II. The reinsurance coverage amount under the terms of the 2018 ILN Transaction decreases from $264.5 million at inception over a ten-year period as the underlying covered mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled and was $258.2 million as of June 30, 2019. For the reinsurance coverage period, NMIC retains the first layer of $125.3 million of aggregate losses, of which $125.2 million remained at June 30, 2019, and Oaktown Re II then provides second layer coverage up to the outstanding reinsurance coverage amount. NMIC then retains losses in excess of the outstanding reinsurance coverage amount.

In July 2019, NMIC secured $326.9 million of aggregate excess-of-loss reinsurance coverage at inception for an existing portfolio of policies written from June 1, 2018 through June 30, 2019, through a mortgage insurance-linked notes offering by Oaktown Re III. The reinsurance coverage amount under the terms of the 2019 ILN Transaction decreases from $326.9 million at inception over a ten-year period as the underlying covered mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled. The outstanding reinsurance coverage amount will begin amortizing after an initial period in which a target level of credit enhancement is obtained. For the reinsurance coverage period, NMIC retains the first layer of $123.4 million of aggregate losses and Oaktown Re III then provides second layer coverage up to the outstanding reinsurance coverage amount. NMIC then retains losses in excess of the outstanding reinsurance coverage amount.

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

Primary and pool IIF and NIW	As of and for the three months ended				For the six months ended
	June 30, 2019		June 30, 2018		June 30, 2019	June 30, 2018
	IIF	NIW	IIF	NIW	NIW
	(In Millions)
Monthly	$63,922	$11,067	$41,843	$5,711	$17,278	$11,152
Single	17,786	1,112	16,246	802	1,814	1,821
Primary	81,708	12,179	58,089	6,513	19,092	12,973

Pool	2,758	—	3,064	—	—	—
Total	$84,466	$12,179	$61,153	$6,513	$19,092	$12,973
For the three and six months ended June 30, 2019, NIW increased 87% and 47%, respectively, compared to the three and six months ended June 30, 2018, primarily due to growth in our monthly premium policy volume tied to increased penetration of existing customer accounts and new customer account activations. For the three and six months ended June 30, 2019, monthly premium NIW increased 94% and 55%, respectively, compared to the three and six months ended June 30, 2018.
For the three months ended June 30, 2019, monthly premium polices accounted for 91% of our NIW. As of June 30, 2019, monthly premium policies accounted for 78% of our primary IIF, as compared to 72% at June 30, 2018. We expect the break-down of monthly premium policies and single premium policies (which we refer to as "mix") in our primary IIF to continue to trend toward an increased monthly mix over time given the composition of our NIW. Our primary IIF increased 41% as of June 30, 2019 compared to June 30, 2018, primarily due to the NIW generated between such measurement dates and the persistency of in force policies.
The following table presents net premiums written and earned for the periods indicated.

Primary and pool premiums written and earned	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In Thousands)
Net premiums written	$82,609	$64,443	$154,532	$123,473
Net premiums earned	83,249	61,615	157,118	116,529
For the three and six months ended June 30, 2019, net premiums written increased 28% and 25%, respectively, and net premiums earned increased 35% compared to each of the three and six months ended June 30, 2018. The increases in net premiums written and earned are due to the growth of our IIF and increased monthly policy production, partially offset by increased cessions under the QSR Transactions tied to the growth of our direct premium volume and the inception of the 2018 ILN Transaction. Single premium policy cancellations also contributed to the increases in net premiums earned for the three and six months ended June 30, 2019 compared to the same periods in 2018.

Pool premiums written and earned for the three and six months ended June 30, 2019, were $0.8 million and $1.6 million, respectively, before giving effect to the 2016 QSR Transaction, under which all of our written and earned pool premiums have been ceded. A portion of our ceded pool premiums written and earned are recouped through profit commission under the 2016 QSR Transaction.
Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	($ Values In Millions)
New insurance written	$12,179	$6,913	$6,962	$7,361	$6,513
Percentage of monthly premium	91%	90%	90%	91%	88%
Percentage of single premium	9%	10%	10%	9%	12%
New risk written	$3,183	$1,799	$1,799	$1,883	$1,647
Insurance-in-force (IIF) (1)	81,708	73,234	68,551	63,527	58,089
Percentage of monthly premium	78%	76%	75%	74%	72%
Percentage of single premium	22%	24%	25%	26%	28%
Risk-in-force (1)	$20,661	$18,373	$17,091	$15,744	$14,308
Policies in force (count) (1)	324,876	297,232	280,825	262,485	241,993
Average loan size (1)	$0.252	$0.246	$0.244	$0.242	$0.240
Coverage percentage (2)	25.3%	25.1%	24.9%	24.8%	24.6%
Loans in default (count) (1)	1,028	940	877	746	768
Percentage of loans in default (1)	0.3%	0.3%	0.3%	0.3%	0.3%
Risk in force on defaulted loans (1)	$58	$53	$48	$42	$43
Average premium yield (3)	0.43%	0.42%	0.42%	0.43%	0.44%
Earnings from cancellations	$4.5	$2.3	$2.1	$2.6	$3.1
Annual persistency (4)	86.0%	87.2%	87.1%	86.1%	85.5%
Quarterly run-off (5)	5.1%	3.3%	3.1%	3.3%	3.5%

(1)	Reported as of the end of the period.

(2)	Calculated as end of period RIF divided by end of period IIF.

(3)	Calculated as net premiums earned divided by average primary IIF for the period, annualized.

(4)	Defined as the percentage of IIF that remains on our books after a given 12-month period.

(5)	Defined as the percentage of IIF that is no longer on our books after a given three month period.
The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In Millions)
IIF, beginning of period	$73,234	$53,434	$68,551	$48,465
NIW	12,179	6,513	19,092	12,973
Cancellations and other reductions	(3,705)	(1,858)	(5,935)	(3,349)
IIF, end of period	$81,708	$58,089	$81,708	$58,089

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
The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of June 30, 2019		As of June 30, 2018
	IIF	RIF	IIF	RIF
	(In Millions)
June 30, 2019	$18,745	$4,892	$—	$—
2018	24,344	6,177	12,758	3,174
2017	17,512	4,319	19,784	4,837
2016	13,903	3,454	16,800	4,109
2015	6,218	1,569	7,505	1,877
2014 and before	986	250	1,242	311
Total	$81,708	$20,661	$58,089	$14,308
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

Primary NIW by FICO	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	($ In Millions)
>= 760	$5,627	$2,807	$8,684	$5,425
740-759	2,165	1,129	3,389	2,203
720-739	1,785	964	2,829	1,878
700-719	1,337	747	2,129	1,558
680-699	891	469	1,444	1,036
<=679	374	397	617	873
Total	$12,179	$6,513	$19,092	$12,973
Weighted average FICO	751	747	751	745

Primary NIW by LTV	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	($ In Millions)
95.01% and above	$971	$971	$1,540	$1,968
90.01% to 95.00%	5,931	2,932	9,355	5,696
85.01% to 90.00%	4,085	1,888	6,326	3,644
85.00% and below	1,192	722	1,871	1,665
Total	$12,179	$6,513	$19,092	$12,973
Weighted average LTV	92.0%	92.7%	92.1%	92.6%

Primary NIW by purchase/refinance mix	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In Millions)
Purchase	$10,697	$6,137	$17,080	$11,562
Refinance	1,482	376	2,012	1,411
Total	$12,179	$6,513	$19,092	$12,973
The tables below present our total primary IIF and RIF by FICO and LTV and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of
	June 30, 2019		June 30, 2018
	($ In Millions)
>= 760	$37,830	46%	$27,311	47%
740-759	13,731	17	9,460	16
720-739	11,388	14	7,722	14
700-719	9,028	11	6,355	11
680-699	6,045	7	4,174	7
<=679	3,686	5	3,067	5
Total	$81,708	100%	$58,089	100%

Primary RIF by FICO	As of
	June 30, 2019		June 30, 2018
	($ In Millions)
>= 760	$9,551	46%	$6,758	47%
740-759	3,499	17	2,344	16
720-739	2,904	14	1,905	14
700-719	2,286	11	1,558	11
680-699	1,524	8	1,016	7
<=679	897	4	727	5
Total	$20,661	100%	$14,308	100%

Primary IIF by LTV	As of
	June 30, 2019		June 30, 2018
	($ In Millions)
95.01% and above	$7,925	10%	$5,747	10%
90.01% to 95.00%	38,371	47	26,119	45
85.01% to 90.00%	25,099	31	17,319	30
85.00% and below	10,313	12	8,904	15
Total	$81,708	100%	$58,089	100%

Primary RIF by LTV	As of
	June 30, 2019		June 30, 2018
	($ In Millions)
95.01% and above	$2,145	10%	$1,522	11%
90.01% to 95.00%	11,206	54	7,610	53
85.01% to 90.00%	6,108	30	4,154	29
85.00% and below	1,202	6	1,022	7
Total	$20,661	100%	$14,308	100%

Primary RIF by Loan Type	As of
	June 30, 2019	June 30, 2018

Fixed	98%	98%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	2	2
Total	100%	100%
The table below presents selected primary portfolio statistics, by book year, as of June 30, 2019.

	As of June 30, 2019
Book year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative default rate (2)	Current default rate (3)
	($ Values in Millions)
2013	$162	$27	16%	655	145	—	1	0.2%	0.2%	—%
2014	3,451	960	28%	14,786	5,085	46	35	3.8%	0.5%	0.9%
2015	12,422	6,218	50%	52,548	29,049	183	69	2.9%	0.5%	0.6%
2016	21,187	13,902	66%	83,626	58,662	209	67	2.0%	0.3%	0.4%
2017	21,582	17,512	81%	85,897	72,988	355	17	3.1%	0.4%	0.5%
2018	27,288	24,344	89%	104,015	95,477	231	3	3.0%	0.2%	0.2%
2019	19,092	18,745	98%	64,429	63,470	4	—	0.3%	—%	—%
Total	$105,184	$81,708		405,956	324,876	1,028	192

(1)	The ratio of total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.

(2)	The sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.

(3)	The ratio of the number of loans in default divided by number of policies in force.

Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the periods indicated. As of June 30, 2019, our RIF continues to be relatively more concentrated in California, primarily as a result of the size of the California mortgage market relative to the rest of the country and the location and timing of our acquisition of new customers. The distribution of our primary RIF as of June 30, 2019 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of
	June 30, 2019	June 30, 2018
California	12.3%	13.4%
Texas	8.2	8.0
Florida	5.4	4.7
Virginia	5.2	5.0
Arizona	4.6	5.0
Illinois	3.6	3.3
Pennsylvania	3.6	3.6
Michigan	3.5	3.7
Colorado	3.4	3.5
Maryland	3.3	3.3
Total	53.1%	53.5%
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
Reserves for claims and allocated claim expenses are established for reported mortgage loan defaults, which we refer to as case reserves, when we are notified that a borrower has missed two or more mortgage payments (i.e., an NOD). We also make estimates of IBNR defaults, which are defaults that have been incurred but have not been reported by loan servicers, based on historical reporting trends, and establish IBNR reserves for those defaults. We also establish reserves for unallocated claim expenses not associated with a specific claim. Claim expenses consist of the estimated cost of the claim administration process, including legal and other fees as well as other general expenses of administering the claim settlement process.
Reserves are established by estimating the number of loans in default that will result in a claim payment, which is referred to as claim frequency, and the amount of the claim payment expected to be paid on each such loan in default, which is referred to as claim severity. Claim frequency and severity estimates are established based on historical observed experience regarding certain loan factors, such as age of the default, cure rates, size of the loan and estimated change in property value. Reserves are released the month in which a loan in default is brought current by the borrower, which is referred to as a cure. Adjustments to reserve estimates are reflected in the period in which the adjustment is made. Reserves are also ceded to reinsurers under the QSR Transactions. We will not cede claims under the ILN Transactions unless losses exceed the respective retained coverage layers. Reserves are not established for future claims on insured loans which are not currently in default. Our pool insurance agreement with Fannie Mae contains a claim deductible through which Fannie Mae absorbs specified losses before we are obligated to pay any claims. We have not established any claims or claim expense reserves for pool exposure to date.
Based on our experience and industry data, we believe that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of June 30, 2019, approximately 85% of our primary IIF related to business written since June 30, 2016. Although the claims experience on our IIF to date has been modest, we expect incurred claims to increase as a greater amount of our existing insured portfolio reaches its anticipated period of highest claim frequency.

The actual claims we incur as our portfolio matures are difficult to predict and depend on the specific characteristics of our current in-force book (including the credit score and DTI of the borrower, the LTV ratio of the mortgage and geographic concentrations, among others), as well as the risk profile of new business we write in the future. In addition, claims experience will be affected by future macroeconomic factors such as housing prices, interest rates, unemployment rates and other events, such as natural disasters. To date, our claims experience is developing at a slower pace than historical trends indicate, as a result of high quality underwriting, a strong macroeconomic environment and a favorable housing market. For additional discussion of our reserves, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 6, Reserves for Insurance Claims and Claim Expenses."
We insure mortgages for homes in areas that are impacted by recent natural disasters. We do not provide coverage for property or casualty claims related to physical damage of a home underpinning an insured mortgage. Our ultimate claims exposure for loans in areas impacted by natural disasters will depend on the number of NODs received, proximate cause of each default, cure rate of the NOD population, and potential repair cost curtailment for appropriate claims on damaged properties as permitted under our Master Policy. Cure rates on loan defaults following natural disasters are influenced by the adequacy of homeowners and other hazard insurance carried on a related property, GSE-sponsored forbearance and other assistance programs, and a borrower's access to aid from government entities and private organizations, in addition to other factors which generally impact cure rates in unaffected areas.
The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claim expenses.

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In Thousands)
Beginning balance	$15,537	$10,391	$12,811	$8,761
Less reinsurance recoverables (1)	(3,678)	(2,334)	(3,001)	(1,902)
Beginning balance, net of reinsurance recoverables	11,859	8,057	9,810	6,859

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	3,492	1,212	7,401	3,152
Prior years (3)	(569)	(569)	(1,735)	(940)
Total claims and claim expenses incurred	2,923	643	5,666	2,212

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	—	—	—
Prior years (3)	674	481	1,368	852
Reinsurance terminations (4)	(549)	—	(549)	—
Total claims and claim expenses paid	125	481	819	852

Reserve at end of period, net of reinsurance recoverables	14,657	8,219	14,657	8,219
Add reinsurance recoverables (1)	3,775	2,382	3,775	2,382
Ending balance	$18,432	$10,601	$18,432	$10,601

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

(4)
Represents the settlement of reinsurance recoverables in conjunction with the termination of one reinsurer under the 2016 QSR Transaction on a cut-off basis.   See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance" for additional information.

The "claims incurred" section of the table above shows claims and claim expenses incurred on NODs for current and prior years, including IBNR reserves and is presented net of reinsurance. The amount of claims incurred for current year NODs represents the estimated amount to be ultimately paid on such loans in default. The decreases during the periods presented in reserves held for prior year defaults represent favorable development and are generally the result of NOD cures and ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we gather additional information about individual defaults and claims and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $8.9 million related to prior year defaults remained as of June 30, 2019.
The following table provides a reconciliation of the beginning and ending count of loans in default.

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Beginning default inventory	940	1,000	877	928
Plus: new defaults	546	287	1,120	700
Less: cures	(433)	(501)	(907)	(825)
Less: claims paid	(25)	(18)	(62)	(35)
Ending default inventory	1,028	768	1,028	768
The increase in the ending default inventory at June 30, 2019 compared to June 30, 2018, primarily relates to an increase in new defaults tied to the growth in the number of policies in force and the aging of our earlier book years, partially offset by cure activity on our beginning NOD population. The ratio of cures to new defaults decreased during the three and six months ended June 30, 2019 compared to the same periods in the prior year due to the elevated level of defaults on insured loans in areas declared by FEMA to be individual disaster zones following Hurricanes Harvey and Irma, and the California wildfires in 2017, and the subsequent curing of the majority of such defaults in 2018.
The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions, for the periods indicated.

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	($ In Thousands)
Number of claims paid (1)	25	18	62	35
Total amount paid for claims	$788	$607	$1,714	$1,089
Average amount paid per claim	$32	$34	$28	$31
Severity(2)	77%	78%	69%	76%

(1)
Count includes 4 and 7 claims settled without payment for the three and six months ended June 30, 2019, respectively, and 1 and 4 claims settled without payment for the three and six months ended June 30, 2018, respectively.

(2)
Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.

The increase in the number of claims paid for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, is due to an increase in our default inventory and the continued growth and seasoning of our insured portfolio. Over time, we expect the severity of claims paid to be between 85% and 95% of the coverage amount.

The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated.

Average reserve per default:	As of June 30, 2019	As of June 30, 2018
	(In Thousands)
Case (1)	$16	$13
IBNR	2	1
Total (2)	$18	$14

(1)	Defined as the gross reserve per insured loan in default.

(2)	Amount includes claims adjustment expenses.
The average reserve per default at June 30, 2019 increased from June 30, 2018, primarily due to cure activity on defaults outstanding at June 30, 2018 for loans in areas impacted by natural disasters. We established lower reserves for these NODs than we otherwise do for similarly situated NODs in non-disaster zones. As this default population declined with increased cure activity, the average reserve per remaining default increased. As of June 30, 2019, 17 of the 1,028 loans in default related to homes in areas declared by FEMA to be individual assistance disaster zones following natural catastrophes that we determine to be focal events, compared to 215 of 768 loans at June 30, 2018. We anticipate that focal disaster-related loans in default will cure at a higher rate than the estimated rate we apply to non-disaster related loans in default, due to our historical and observed industry experience, and current economic indicators and relief programs. As such, we establish lower reserves for these NODs than we otherwise do for our broader NOD population.
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
Under the PMIERs, approved insurers must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an approved insurer's RIF, assessed on a loan-by-loan basis and considered against certain risk-based factors derived from tables set out in the PMIERs, which is then adjusted on an aggregate basis for reinsurance transactions approved by the GSEs, such as with respect to our ILN Transactions and QSR Transactions. The risk-based required asset amount for performing, primary insurance is subject to a floor of 5.6% of performing primary adjusted RIF, and the risk-based required asset amount for pool insurance considers both factors in the PMIERs tables and the net remaining stop loss for each pool insurance policy.
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

	As of
	June 30, 2019	June 30, 2018
	(In Thousands)
Available assets	$878,550	$653,080
Risk-based required assets	782,460	587,235
Available assets were $879 million at June 30, 2019, compared to $653 million at June 30, 2018. The increase in available assets of $225 million was driven by our positive cash flow from operations and the impact of adopting the revised PMIERs guidance effective March 31, 2019. The increase in the risk-based required asset amount was primarily due to the growth of our gross RIF and the termination of our engagement with and recapture of previously ceded primary RIF from one reinsurer under the 2016 QSR Transaction, partially offset by the cession of risk generally under our third-party reinsurance agreements.
Capital Position of Our Insurance Subsidiaries and Financial Strength Ratings
In addition to GSE-imposed asset requirements, NMIC is subject to state regulatory minimum capital requirements based on its RIF. While formulations of this minimum capital may vary by jurisdiction, the most common measure allows for a maximum permitted RTC ratio of 25:1.
As of June 30, 2019, NMIC's performing primary RIF, net of reinsurance, was approximately $13.6 billion. NMIC ceded 100% of its pool RIF pursuant to the 2016 QSR Transaction. Based on NMIC's total statutory capital of $826 million (including contingency reserves) as of June 30, 2019, NMIC's RTC ratio was 16.4:1. Re One had total statutory capital of $36 million as of June 30, 2019, and a RTC ratio of 1.2:1. We continuously monitor our compliance with state capital requirements.
In June 2019, S&P upgraded its financial strength and long-term counter-party credit ratings on NMIC from "BBB-" to "BBB" and upgraded its long-term counter-party credit rating on NMIH from "BB-" to "BB". The outlook for S&P's ratings is positive. In May 2018, Moody's Investors Service (Moody's) upgraded its financial strength rating on NMIC from "Ba1" to "Baa3" and issued a "Ba3" rating for NMIH's $150 million senior secured 2018 Term Loan, compared to its previous "B1" rating on the 2015 Term Loan. In August 2018, Moody's assigned a "Ba3" rating to our 2018 Revolving Credit Facility. The outlook for Moody's ratings is stable.
Competition
The MI industry is highly competitive and currently consists of six private mortgage insurers, including NMIC, as well as government MIs such as the FHA, USDA or VA. Private MI companies compete based on service, customer relationships, underwriting and other factors, including price, credit risk tolerance and information technology capabilities. We expect the private MI market to remain competitive, with pressure for industry participants to maintain or grow their market share.
The private MI industry overall competes more broadly with government MIs who significantly increased their presence in the MI market following the financial crisis. Although there has been broad policy consensus toward the need for increasing private capital participation and decreasing government exposure to credit risk in the U.S. housing finance system, it remains difficult to predict whether the combined market share of government MIs will recede to historical levels. A range of factors influence a lender's and borrower's decision to choose private over government MI, including among others, premium rates and other charges, loan eligibility requirements, cancelability, loan size limits and the relative ease of use of private MI products compared to government MI alternatives.

Consolidated Results of Operations

Consolidated statements of operations	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues	(In Thousands)
Net premiums earned	$83,249	$61,615	$157,118	$116,529
Net investment income	7,629	5,735	15,012	10,309
Net realized investment (losses) gains	(113)	59	(300)	59
Other revenues	415	44	456	108
Total revenues	91,180	67,453	172,286	127,005
Expenses
Insurance claims and claim expenses	2,923	643	5,666	2,212
Underwriting and operating expenses	32,543	29,020	63,392	57,473
Total expenses	35,466	29,663	69,058	59,685
Other expense
(Loss) gain from change in fair value of warrant liability	(1,685)	109	(7,164)	529
Interest expense	(3,071)	(5,560)	(6,132)	(8,979)
Income before income taxes	50,958	32,339	89,932	58,870
Income tax expense	11,858	7,098	17,933	11,274
Net income	$39,100	$25,241	$71,999	$47,596

Earnings per share - Basic	$0.58	$0.38	$1.07	$0.74
Earnings per share - Diluted	$0.56	$0.37	$1.04	$0.70

Loss ratio(1)	3.5%	1.0%	3.6%	1.9%
Expense ratio(2)	39.1%	47.1%	40.3%	49.3%
Combined ratio(3)	42.6%	48.1%	44.0%	51.2%

(1)	Loss ratio is calculated by dividing the provision for insurance claims and claim expenses by net premiums earned.

(2)	Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.

(3)	Combined ratio may not foot due to rounding.
Revenues
For the three and six months ended June 30, 2019, net premiums earned increased $21.6 million or 35% and $40.6 million or 35%, respectively, compared to the three and six months ended June 30, 2018. The increase is primarily due to the growth of our IIF and increased monthly policy production, as well as an increase in earnings from single premium policy cancellations, partially offset by increased cessions under the QSR Transactions tied to the growth of our direct premium volume and the inception of the 2018 ILN Transaction.
For the three and six months ended June 30, 2019, net investment income increased $1.9 million and $4.7 million, respectively, compared to the three and six months ended June 30, 2018, due to an increase in the size and yield of our investment portfolio.
Expenses
We recognize insurance claims and claim expenses in connection with the loss experience of our insured portfolio and incur other underwriting and operating expenses, including employee compensation and benefits, policy acquisition costs, and technology, professional services and facilities expenses, in connection with the development and operation of our business.
Insurance claims and claim expenses increased $2.3 million and $3.5 million for the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018, primarily due to an increase in NODs tied to the growth in the number of policies in force and the aging of our earlier book years, and an increase in our average reserve per default tied to the aging of our NOD population and composition of our default inventory between loans in disaster and non-disaster impacted areas. The growth in insurance claims and claim expenses for the three and six months ended June 30, 2019 was partially offset by the release of prior year reserves tied to NOD cures and ongoing analysis of recent loss development trends.
Underwriting and operating expenses increased $3.5 million or 12% and $5.9 million or 10% for the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018. The increase relates to an increase in underwriting expenses associated with the growth in our policy volume, as well as certain employee compensation and technology costs incurred to support the growth of our business.
Interest expense was $3.1 million and $6.1 million for the three and six months ended June 30, 2019, respectively, compared to $5.6 million and $9.0 million, for the three and six months ended June 30, 2018, respectively. Interest expense for the three and six months ended June 30, 2018 included $2.2 million of costs related to the extinguishment of the 2015 Term Loan and issuance of the 2018 Term Loan completed in May 2018. Interest expense for the three and six months ended June 30, 2019 further benefited from a lower interest spread payable on borrowings under the 2018 Term Loan as compared to the 2015 Term Loan, partially offset by interest recognized on the 2018 Revolving Credit Facility. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt."
Income tax expense was $11.9 million and $17.9 million for the three and six months ended June 30, 2019, respectively, compared to $7.1 million and $11.3 million for the three and six months ended June 30, 2018, respectively. Income tax expense increased due to the growth in our pre-tax income. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year. Our effective tax rate on our pre-tax income was 23.3% and 19.9% for the three and six months ended June 30, 2019, respectively, compared to 21.9% and 19.2% for the three and six months ended June 30, 2018, respectively. We are subject to a 21% statutory U.S. federal corporate income tax rate. Our effective tax rate for the three and six month interim periods ended June 30, 2019 and 2018 reflect the discrete tax effects of the vesting of RSUs and exercise of options, and the change in fair value of our warrant liability in each period. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
Net Income
Net income was $39.1 million and $72.0 million for the three and six months ended June 30, 2019, respectively, compared to $25.2 million and $47.6 million for the three and six months ended June 30, 2018, respectively. The increase in net income primarily relates to growth in total revenues and a reduction in interest expense, partially offset by an increase in total expenses, an increase in the fair value of our warrant liability and an increase in tax expense.
Diluted EPS was $0.56 and $1.04 for the three and six months ended June 30, 2019, respectively, compared to $0.37 and $0.70 for the three and six months ended June 30, 2018, respectively. Diluted EPS increased due to growth in net income, partially offset by an increase in weighted average diluted shares outstanding.

Consolidated balance sheets	June 30, 2019	December 31, 2018
	(In Thousands)
Total investment portfolio	$1,017,607	$911,490
Cash and cash equivalents	35,735	25,294
Premiums receivable	42,225	36,007
Deferred policy acquisition costs, net	52,607	46,840
Software and equipment, net	25,827	24,765
Prepaid reinsurance premiums	20,426	30,370
Other assets	25,972	17,277
Total assets	$1,220,399	$1,092,043
Term loan	$146,253	$146,757
Unearned premiums	151,358	158,893
Accounts payable and accrued expenses	24,351	31,141
Reserve for insurance claims and claim expenses	18,432	12,811
Reinsurance funds withheld	18,092	27,114
Warrant liability	9,679	7,296
Deferred tax liability, net	28,258	2,740
Other liabilities	11,597	3,791
Total liabilities	408,020	390,543
Total shareholders' equity	812,379	701,500
Total liabilities and shareholders' equity	$1,220,399	$1,092,043
As of June 30, 2019, we had $1.1 billion in cash and investments, including $44.8 million held by NMIH. The increase in cash and investments from December 31, 2018 relates to cash generated from operations.
Premiums receivable was $42.2 million as of June 30, 2019, compared to $36.0 million as of December 31, 2018. The increase was primarily driven by the increase in our monthly premium policies in force, where premiums are generally paid one month in arrears.
Net deferred policy acquisition costs were $52.6 million as of June 30, 2019, compared to $46.8 million as of December 31, 2018. The increase was primarily driven by growth in the number of policies written during the period and the deferral of certain costs associated with the origination of those policies, partially offset by the amortization of previously deferred acquisition costs.
Prepaid reinsurance premiums were $20.4 million as of June 30, 2019, compared to $30.4 million as of December 31, 2018. Prepaid reinsurance premiums, which represent the unearned premiums on single premium policies ceded under the 2016 QSR Transaction, decreased due to the termination of our engagement with one reinsurer under the 2016 QSR Transaction and the continued amortization of previously ceded unearned premiums.
Other assets increased to $26.0 million as of June 30, 2019 from $17.3 million as of December 31, 2018. Other assets as of June 30, 2019 include $7.3 million of operating lease right-of-use assets, which we recognized following the adoption of ASU 2016-02, Leases (Topic 842). See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 10, Leases."
Unearned premiums decreased from $158.9 million as of December 31, 2018 to $151.4 million as of June 30, 2019, primarily due to the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies and the cancellation of other single premium policies, partially offset by single premium policy originations during the six months ended June 30, 2019.
Accounts payable and accrued expenses decreased from $31.1 million as of December 31, 2018 to $24.4 million as of June 30, 2019, primarily due to the payment of previously accrued compensation during the six months ended June 30, 2019.
Reserve for insurance claims and claim expenses increased from $12.8 million as of December 31, 2018 to $18.4 million as of June 30, 2019, primarily due to an increase in NODs tied to the growth in the number of policies in force and the aging of our earlier book years, and an increase in our average reserve per default tied to the aging of our NOD population and composition of our default inventory between loans in disaster and non-disaster impacted areas, partially offset by the release of prior year reserves tied to NOD cures and ongoing analysis of recent loss development trends. See "- Insurance Claims and Claim Expenses," above for further details.
Reinsurance funds withheld was $18.1 million as of June 30, 2019, representing the net of our ceded reinsurance premiums written, less our profit and ceding commission receivables related to the 2016 QSR Transaction. The decrease in reinsurance funds withheld of $9.0 million from December 31, 2018, relates to the termination of our engagement with one reinsurer under the 2016 QSR Transaction and the continued decline in ceded premiums written on single premium policies, due to the end of the reinsurance coverage period for new business under the 2016 QSR Transaction at December 31, 2017. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance."
Warrant liability increased from $7.3 million at December 31, 2018 to $9.7 million at June 30, 2019, primarily due to an increase in our stock price from December 31, 2018 to June 30, 2019 and partially offset by the reclassification of warrant liability to additional paid-in-capital following warrant exercises during the period and changes in the Black-Scholes model inputs during the period.  For further information regarding the valuation of our warrant liability and its impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 3, Fair Value of Financial Instruments."
Net deferred tax liability increased from $2.7 million as of December 31, 2018 to $28.3 million as of June 30, 2019, primarily due to the forecasted deductibility of our statutory contingency reserve in fiscal year 2019. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
Other liabilities as of June 30, 2019 include $8.4 million of operating lease liabilities, which we recognized following the adoption of ASU 2016-02, Leases (Topic 842). See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 10, Leases."
The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Consolidated cash flows	For the six months ended June 30,
	2019	2018
Net cash provided by (used in):	(In Thousands)
Operating activities	$87,324	$61,353
Investing activities	(74,969)	(142,193)
Financing activities	(1,914)	78,098
Net increase (decrease) in cash and cash equivalents	$10,441	$(2,742)
Net cash provided by operating activities was $87.3 million for the six months ended June 30, 2019, compared to $61.4 million for the six months ended June 30, 2018. The increase in cash generated from operating activities was primarily driven by growth in premiums written and investment income, partially offset by increased operating expenses and growth in claims paid tied to the growth and aging of our insured portfolio.
Cash used in investing activities for the periods presented reflects the purchase of fixed and short-term maturities with cash provided by operating and financing activities, and the reinvestment of coupon payments, maturities and sale proceeds within our investment portfolio. Cash used in investing activities for the six months ended June 30, 2018 reflects, in part, the investment of net cash proceeds raised in a common stock offering we completed in March 2018.
Cash used in financing activities was $1.9 million for the six months ended June 30, 2019, compared to cash provided by financing activities of $78.1 million for the six months ended June 30, 2018. Cash provided by financing activities for the six months ended June 30, 2018 reflects $79.2 million of net cash proceeds raised in a common stock offering we completed in March 2018.
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
As of June 30, 2019, NMIH had $44.8 million of cash and investments. NMIH's principal source of net cash is investment income. NMIH also has access to $85 million of undrawn revolving credit capacity under the 2018 Revolving Credit Facility and $2.7 million of ordinary course dividend capacity from Re One. In the future, NMIH could benefit from dividend capacity from NMIC, as available and permitted under law and by the GSEs.
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
We are subject to certain covenants under the 2018 Term Loan and 2018 Revolving Credit Facility. Under the 2018 Term Loan (and as defined in the 2018 Credit Agreement), we are subject a maximum debt-to-total capitalization ratio of 35%. Under the 2018 Revolving Credit Facility (and as defined in the 2018 Credit Agreement), we are subject to a maximum debt-to-total capitalization ratio of 35%, a minimum liquidity requirement, compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and minimum consolidated net worth and statutory capital requirements. We were in compliance with all covenants as of June 30, 2019.
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

Our investment portfolio is entirely comprised of fixed maturity instruments. As of June 30, 2019, the fair value of our investment portfolio was $1.0 billion. We also had an additional $35.7 million of cash and equivalents as of June 30, 2019. Pre-tax book yield on the investment portfolio for the six months ended June 30, 2019 was 3.2%. The book yield is calculated as period-to-date net investment income divided by average amortized cost of the investment portfolio. Yield on the investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our investment portfolio and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	June 30, 2019	December 31, 2018
Corporate debt securities	62%	58%
Asset-backed securities	16	18
Municipal debt securities	9	10
Cash, cash equivalents, and short-term investments	8	9
U.S. treasury securities and obligations of U.S. government agencies	5	5
Total	100%	100%

Investment portfolio ratings at fair value (1)	June 30, 2019	December 31, 2018
AAA	19%	22%
AA(2)	15	18
A(2)	51	42
BBB(2)	15	18
BB(3)	—	—
Total	100%	100%

(1)	Excluding certain operating cash accounts.

(2)	Includes +/– ratings.

(3)	We held one security with a BB rating at December 31, 2018, which is not identifiable in the table due to rounding.
Our investments are rated by one or more nationally recognized statistical rating organizations. If multiple ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Investment Securities - Other-than-Temporary Impairment (OTTI)
As of June 30, 2019, we held no other-than-temporarily impaired securities. During the six months ended June 30, 2019, we recognized a $0.4 million OTTI loss in earnings related to the planned sale of a security in a loss position that was disposed of in April 2019. We did not recognize any OTTI losses for the three months ended June 30, 2019 or the three and six months ended June 30, 2018. There were no credit losses recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income (loss) for the three or six months ended June 30, 2019.
Other Items
Off-Balance Sheet Arrangements and Contractual Obligations
We had no material off-balance sheet arrangements as of June 30, 2019. In connection with the ILN Transactions, we have certain future contractual commitments to Oaktown Re and Oaktown Re II, special purpose VIEs that are not consolidated in our financial results. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance."
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
The carrying value of our investment portfolio as of June 30, 2019 and December 31, 2018 was $1.0 billion and $911 million, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of June 30, 2019, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.33 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.33% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 3.55 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.55% in fair value of our fixed income portfolio.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2019 pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Item 1A. Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item 1A of our 2018 10-K. As of the date of this report, we are not aware of any material changes in our risk factors from the risk factors disclosed in our 2018 10-K. You should carefully consider the risks and uncertainties described herein and in our 2018 10-K, which have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The risks described herein and in our 2018 10-K are not the only risks we face, as there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial which may in the future adversely affect our business, financial condition and/or operating results.

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
10.28 ~
Employment Letter by and between NMI Holdings, Inc. and Bradley M. Shuster, effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 28, 2018)

10.29 ~
Employment Letter by and between NMI Holdings, Inc. and Claudia J. Merkle, effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on December 28, 2018)

10.30~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Restricted Stock Unit Award Agreement for Independent Directors (incorporated herein by reference to Exhibit 10.30 to our Form 10-Q, filed on May 2, 2019)

10.31~	Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Restricted Stock Unit Award Agreement for Employees (incorporated herein by reference to Exhibit 10.31 to our Form 10-Q, filed on May 2, 2019)
10.32~	Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Agreement for Employees (incorporated herein by reference to Exhibit 10.32 to our Form 10-Q, filed on May 2, 2019)

10.33~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Independent Directors (incorporated herein by reference to Exhibit 10.33 to our Form 10-Q, filed on May 2, 2019)

10.34~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Employees  (incorporated herein by reference to Exhibit 10.34 to our Form 10-Q, filed on May 2, 2019)

10.35~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Agreement for Employees (incorporated herein by reference to Exhibit 10.35 to our Form 10-Q, filed on May 2, 2019)

21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018;
(iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2019 and 2018;
(iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018;
and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

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
Date: July 31, 2019

By: /s/ Adam S. Pollitzer
Name: Adam S. Pollitzer
Title: Chief Financial Officer and Duly Authorized Signatory