Form 10-Q
period 2019-09-30
NMI Holdings, Inc.
filed 2019-11-07
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on November 4, 2019 was 67,980,992 shares.

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

PART I
Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018	6
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018 (Unaudited)	7
Condensed Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2019 and 2018 (Unaudited)	8
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (Unaudited)	10
Notes to Condensed Consolidated Financial Statements (Unaudited)	11

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2019	December 31, 2018
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $1,043,639 and $924,987 as of September 30, 2019 and December 31, 2018, respectively)	$1,073,176	$911,490
Cash and cash equivalents (including restricted cash of $2,933 and $1,414 as of September 30, 2019 and December 31, 2018, respectively)	45,889	25,294
Premiums receivable	45,730	36,007
Accrued investment income	6,885	5,694
Prepaid expenses	4,518	3,241
Deferred policy acquisition costs, net	56,642	46,840
Software and equipment, net	26,303	24,765
Intangible assets and goodwill	3,634	3,634
Prepaid reinsurance premiums	17,917	30,370
Other assets	20,768	4,708
Total assets	$1,301,462	$1,092,043

Liabilities
Term loan	$146,007	$146,757
Unearned premiums	145,146	158,893
Accounts payable and accrued expenses	39,296	31,141
Reserve for insurance claims and claim expenses	20,505	12,811
Reinsurance funds withheld	16,072	27,114
Warrant liability, at fair value	6,364	7,296
Deferred tax liability, net	43,769	2,740
Other liabilities (1)	10,816	3,791
Total liabilities	427,975	390,543
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 67,927,370 and 66,318,849 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively (250,000,000 shares authorized)	679	663
Additional paid-in capital	698,393	682,181
Accumulated other comprehensive income (loss), net of tax	19,165	(14,832)
Retained earnings	155,250	33,488
Total shareholders' equity	873,487	701,500
Total liabilities and shareholders' equity	$1,301,462	$1,092,043

(1)	Deferred Ceding Commissions have been reclassified to "Other liabilities" in prior periods.
See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenues	(In Thousands, except for per share data)
Net premiums earned	$92,381	$65,407	$249,499	$181,936
Net investment income	7,882	6,277	22,894	16,586
Net realized investment gains (losses)	81	(8)	(219)	51
Other revenues	1,244	85	1,700	193
Total revenues	101,588	71,761	273,874	198,766
Expenses
Insurance claims and claim expenses	2,572	1,099	8,238	3,311
Underwriting and operating expenses	33,244	30,379	96,636	87,852
Total expenses	35,816	31,478	104,874	91,163
Other expense
Gain (loss) from change in fair value of warrant liability	1,139	(5,464)	(6,025)	(4,935)
Interest expense	(2,979)	(2,972)	(9,111)	(11,951)
Total other expense	(1,840)	(8,436)	(15,136)	(16,886)

Income before income taxes	63,932	31,847	153,864	90,717
Income tax expense	14,169	7,036	32,102	18,310
Net income	$49,763	$24,811	$121,762	$72,407

Earnings per share
Basic	$0.73	$0.38	$1.81	$1.12
Diluted	$0.69	$0.36	$1.75	$1.07

Weighted average common shares outstanding
Basic	67,849	65,948	67,381	64,584
Diluted	70,137	68,844	69,520	67,512

Net income	$49,763	$24,811	$121,762	$72,407
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) in accumulated other comprehensive income, net of tax expense (benefit) of $1,376 and ($337) for the three months ended September 30, 2019 and 2018, respectively and $8,991 and ($3,676) for the nine months ended September 30, 2019 and 2018, respectively	5,177	(1,267)	33,824	(13,828)
Reclassification adjustment for realized (gains) losses included in net income, net of tax expense (benefit) of $17 and ($2) for the three months ended September 30, 2019 and 2018, respectively and ($46) and ($27) for the nine months ended September 30, 2019 and 2018, respectively	(64)	7	173	102
Other comprehensive income (loss), net of tax	5,113	(1,260)	33,997	(13,726)
Comprehensive income	$54,876	$23,551	$155,759	$58,681
See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2018	66,319	$663	$682,181	$(14,832)	$33,488	$701,500
Common stock: class A shares issued related to warrants	39	*	944	—	—	944
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	1,144	12	(1,471)	—	—	(1,459)
Share-based compensation expense	—	—	2,981	—	—	2,981
Change in unrealized investment gains/losses, net of tax expense of $3,992	—	—	—	15,016	—	15,016
Net income	—	—	—	—	32,899	32,899
Balances, March 31, 2019	67,502	$675	$684,635	$184	$66,387	$751,881
Common stock: class A shares issued related to warrants	128	1	3,835	—	—	3,836
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	138	1	218	—	—	219
Share-based compensation expense	—	—	3,475	—	—	3,475
Change in unrealized investment gains/losses, net of tax expense of $3,686	—	—	—	13,868	—	13,868
Net income	—	—	—	—	39,100	39,100
Balances, June 30, 2019	67,768	$677	$692,163	$14,052	$105,487	$812,379
Common stock: class A shares issued related to warrants	82	1	2,176	—	—	2,177
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	77	1	655	—	—	656
Share-based compensation expense	—	—	3,399	—	—	3,399
Change in unrealized investment gains/losses, net of tax expense of $1,359	—	—	—	5,113	—	5,113
Net income	—	—	—	—	49,763	49,763
Balances, September 30, 2019	67,927	$679	$698,393	$19,165	$155,250	$873,487

*
During the three months ended March 31, 2019, we issued 39,195 common shares with a par value of $0.01 in connection with the exercise of warrants, which is not identifiable in this schedule due to rounding.

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

*
During the three months ended March 31, 2018 and June 30, 2018, we issued 25,686 and 3,751 common shares, respectively, with a par value of $0.01 in connection with the exercise of warrants, which is not identifiable in this schedule due to rounding.

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2019	2018
Cash flows from operating activities	(In Thousands)
Net income	$121,762	$72,407
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses (gains)	219	(51)
Loss from change in fair value of warrant liability	6,025	4,935
Depreciation and amortization	6,661	5,825
Net amortization of premium on investment securities	943	1,176
Amortization of debt discount and debt issuance costs	754	3,141
Share-based compensation expense	9,855	8,781
Deferred income taxes	31,991	16,698
Changes in operating assets and liabilities:
Premiums receivable	(9,723)	(9,496)
Accrued investment income	(1,191)	(1,669)
Prepaid expenses	(1,472)	(980)
Deferred policy acquisition costs, net	(9,802)	(6,512)
Other assets	(8,428)	927
Unearned premiums	(13,747)	(273)
Reserve for insurance claims and claim expenses	7,694	2,147
Reinsurance balances, net	(779)	565
Accounts payable and accrued expenses	(1,195)	1,728
Net cash provided by operating activities	139,567	99,349
Cash flows from investing activities
Purchase of short-term investments	(190,122)	(168,751)
Purchase of fixed-maturity investments, available-for-sale	(186,793)	(310,286)
Proceeds from maturity of short-term investments	200,105	148,997
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	66,996	154,438
Additions to software and equipment	(7,449)	(5,326)
Net cash used in investing activities	(117,263)	(180,928)
Cash flows from financing activities
Proceeds from issuance of common stock related to public offering, net of issuance costs	—	79,165
Proceeds from issuance of common stock related to employee equity plans	13,733	12,557
Proceeds from issuance of common stock related to warrants	—	320
Taxes paid related to net share settlement of equity awards	(14,317)	(10,113)
Proceeds from senior note, net	—	149,250
Repayments of term loan	(1,125)	(147,000)
Payments of debt issuance/modification costs	—	(3,609)
Net cash (used in) provided by financing activities	(1,709)	80,570

Net increase (decrease) in cash, cash equivalents and restricted cash	20,595	(1,009)
Cash, cash equivalents and restricted cash, beginning of period	25,294	19,196
Cash, cash equivalents and restricted cash, end of period	$45,889	$18,187

Supplemental disclosures of cash flow information
Interest paid	$8,060	$9,233
Income tax (refunded) paid, net	$(119)	$687

See accompanying notes to condensed consolidated financial statements (unaudited).

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
Significant Accounting Principles
There have been no changes to our significant accounting principles as described in Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - Summary of Accounting Principles" of our 2018 10-K, other than as noted in "Variable interest entities" and "Recent Accounting Pronouncements - Adopted" below.
Variable Interest Entities
NMIC is a party to reinsurance agreements with three special purpose reinsurance entities - Oaktown Re Ltd., Oaktown Re II Ltd. and Oaktown Re III Ltd. - respectively dated May 2, 2017, July 25, 2018 and July 30, 2019. At inception of the respective reinsurance agreements, we determined that Oaktown Re Ltd., Oaktown Re II, Ltd. and Oaktown Re III, Ltd, were variable interest entities (VIEs), as defined under GAAP Accounting Standards Codification (ASC) 810, because they did not have sufficient equity at risk to finance their respective activities. We evaluated the VIEs at inception to determine whether NMIC was the primary beneficiary under each deal and, if so, whether we were required to consolidate the assets and liabilities of each VIE. The primary beneficiary of a VIE is an enterprise that (1) has the power to direct the activities of the VIE, which most significantly impact its economic performance and (2) has significant economic exposure to the VIE, i.e., the obligation to absorb losses or receive benefits that could potentially be significant. The determination of whether an entity is the primary beneficiary of a VIE is complex and requires management judgment regarding determinative factors, including the expected results of the VIE and how those results are absorbed by beneficial interest holders, as well as which party has the power to direct activities that most significantly impact the performance of the VIE. We concluded that we are not the primary beneficiary of each VIE and as such, we do not consolidate them in our consolidated financial statements.
Recent Accounting Pronouncements - Adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). This update requires that businesses recognize rights and obligations associated with certain leases as assets and liabilities on the balance sheet. The standard also requires additional disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. We adopted this ASU on January 1, 2019 using the modified-retrospective method and applied it prospectively as of the effective date, without adjusting comparative periods presented as permitted by ASU 2018-11, Leases (Topic 842), Targeted Improvements. Adoption of this new standard increased our assets and liabilities by $7.6 million in connection with the recognition of right-of-use (ROU) assets and lease liabilities, primarily related to the operating lease on our corporate headquarters. Adoption of this standard did not impact our consolidated statements of operations or cash flows. See Note 10, "Leases" for additional information related to our leases.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815). This update is intended to simplify the accounting for certain equity-linked financial instruments. We adopted this ASU on January 1, 2019. Adoption of this standard had no impact on our consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718). This update expands the scope of Topic 718 to include share-based payments made to non-employees in connection with the acquisition of goods and services. We adopted this ASU on January 1, 2019. Adoption of this standard had no impact on our financial results as we have not made any share-based grants to non-employees as defined in ASC 718-10-20.
Recent Accounting Pronouncements - Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) and subsequently issued amendments to the initial guidance: ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU 2019-05, Financial Instruments – Credit Losses: Targeted Transition Relief. These updates will require companies to measure and establish reserves for lifetime expected credit losses on many financial assets held at a given reporting date. Under the guidance, the methodology for measuring lifetime credit losses will generally shift from an incurred loss model, whereby losses are only recognized once probable and estimable, to a current expected credit loss (CECL) model, whereby losses are recognized upfront based on a future economic forecast. Credit losses relating to available-for-sale fixed maturity securities will be recorded through an allowance for credit losses, rather than a write-down of the asset as is currently required, with the amount of the allowance limited to the amount by which fair value is less than amortized cost. The length of time an available-for sale fixed maturity security has been held in an unrealized loss position will no longer impact its credit loss determination. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The impact of this guidance and the extent of the impact will depend on, among other things, economic conditions and the composition and credit quality of our financial assets as of the date of adoption. While we are still evaluating the impact of this guidance, we do not expect it to have a material impact on our consolidated financial statements. This standard will not impact our accounting for insurance claims and claim expenses as these items are not in the scope of this ASU.

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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). This update modifies the fair value measurement disclosure requirements of ASC 820. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We do not expect the revised disclosure requirements to have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This update applies to cloud computing arrangements structured as service contracts, and provides companies with guidance on the criteria for capitalizing implementation, set-up and other up-front costs incurred in association with these arrangements. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and we have elected to adopt this ASU prospectively for eligible costs incurred after the effective date of January 1, 2020. While we are still finalizing our analysis of this guidance, we do not expect it to have a material impact on our consolidated financial statements.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of September 30, 2019	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$48,198	$1,095	$(40)	$49,253
Municipal debt securities	103,974	1,790	(133)	105,631
Corporate debt securities	663,066	23,432	(520)	685,978
Asset-backed securities	179,651	3,765	(31)	183,385
Total bonds	994,889	30,082	(724)	1,024,247
Short-term investments	48,750	179	—	48,929
Total investments	$1,043,639	$30,261	$(724)	$1,073,176

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2018	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$48,171	$35	$(1,376)	$46,830
Municipal debt securities	92,014	206	(963)	91,257
Corporate debt securities	554,079	847	(11,688)	543,238
Asset-backed securities	171,990	792	(1,457)	171,325
Total bonds	866,254	1,880	(15,484)	852,650
Short-term investments	58,733	107	—	58,840
Total investments	$924,987	$1,987	$(15,484)	$911,490

We did not own any mortgage-backed securities in our asset-backed securities portfolio at September 30, 2019 or December 31, 2018.
The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Financial	38%	38%
Consumer	27	27
Communications	10	12
Utilities	10	7
Industrial	8	7
Technology	5	6
Energy	2	2
Other	—	1
Total	100%	100%

As of September 30, 2019 and December 31, 2018, approximately $5.5 million and $5.3 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Scheduled Maturities
The amortized cost and fair values of available-for-sale securities as of September 30, 2019 and December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of September 30, 2019	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$102,581	$102,787
Due after one through five years	424,455	434,248
Due after five through ten years	313,804	329,061
Due after ten years	23,148	23,695
Asset-backed securities	179,651	183,385
Total investments	$1,043,639	$1,073,176

As of December 31, 2018	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$76,087	$76,104
Due after one through five years	352,282	347,701
Due after five through ten years	318,728	310,633
Due after ten years	5,900	5,727
Asset-backed securities	171,990	171,325
Total investments	$924,987	$911,490

Aging of Unrealized Losses
As of September 30, 2019, the investment portfolio had gross unrealized losses of $0.7 million, of which $0.4 million had been in an unrealized loss position for a period of 12 months or greater. We did not consider these securities to be other-than-temporarily impaired as of September 30, 2019. We based our conclusion that these investments were not other-than-temporarily impaired as of September 30, 2019 on the following facts: (i) the unrealized losses were primarily caused by interest rate movements and market fluctuations in credit spreads since the purchase date; (ii) we do not intend to sell these investments; and (iii) we do not believe that it is more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may not occur until maturity. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of September 30, 2019		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	5	$13,822	$(40)	—	$—	$—	5	$13,822	$(40)
Municipal debt securities	4	15,720	(102)	4	4,337	(31)	8	20,057	(133)
Corporate debt securities	10	26,812	(122)	20	30,812	(398)	30	57,624	(520)
Asset-backed securities	3	13,451	(20)	2	3,583	(11)	5	17,034	(31)
Short-term investments(1)	1	9,999	—	—	—	—	1	9,999	—
Total	23	$79,804	$(284)	26	$38,732	$(440)	49	$118,536	$(724)

(1)	Includes securities with unrealized losses of less than 12 months which are not identifiable in the schedule due to rounding.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2018		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	—	$—	$—	19	$41,817	$(1,376)	19	$41,817	$(1,376)
Municipal debt securities	4	7,409	(11)	31	58,658	(952)	35	66,067	(963)
Corporate debt securities	118	226,477	(3,952)	126	221,675	(7,736)	244	448,152	(11,688)
Asset-backed securities	25	36,017	(1,136)	22	33,988	(321)	47	70,005	(1,457)
Total	147	$269,903	$(5,099)	198	$356,138	$(10,385)	345	$626,041	$(15,484)
Net Investment Income
The following table presents the components of net investment income:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Investment income	$8,003	$6,473	$23,240	$17,192
Investment expenses	(121)	(196)	(346)	(606)
Net investment income	$7,882	$6,277	$22,894	$16,586

The following table presents the components of net realized investment losses:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Gross realized investment gains	$81	$461	$297	$520
Gross realized investment losses	—	(469)	(516)	(469)
Net realized investment gains (losses)	$81	$(8)	$(219)	$51

Investment Securities - Other-than-Temporary Impairment (OTTI)
As of September 30, 2019, we held no other-than-temporarily impaired securities. During the nine months ended September 30, 2019, we recognized a $0.4 million OTTI loss in earnings related to the planned sale of a security in a loss position that was disposed of in April 2019. We did not recognize any OTTI losses for the three months ended September 30, 2019 or the three and nine months ended September 30, 2018. There were no credit losses recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income (loss) for the three or nine months ended September 30, 2019.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2019	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$49,253	$—	$—	$49,253
Municipal debt securities	—	105,631	—	105,631
Corporate debt securities	—	685,978	—	685,978
Asset-backed securities	—	183,385	—	183,385
Cash, cash equivalents and short-term investments	94,818	—	—	94,818
Total assets	$144,071	$974,994	$—	$1,119,065
Warrant liability	—	—	6,364	6,364
Total liabilities	$—	$—	$6,364	$6,364

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2018	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$46,830	$—	$—	$46,830
Municipal debt securities	—	91,257	—	91,257
Corporate debt securities	—	543,238	—	543,238
Asset-backed securities	—	171,325	—	171,325
Cash, cash equivalents and short-term investments	84,134	—	—	84,134
Total assets	$130,964	$805,820	$—	$936,784
Warrant liability	—	—	7,296	7,296
Total liabilities	$—	$—	$7,296	$7,296

There were no transfers between Level 1 and Level 2, nor any transfers in or out of Level 3, of the fair value hierarchy during the nine months ended September 30, 2019 and the year ended December 31, 2018.
The following is a roll-forward of Level 3 liabilities measured at fair value:

	For the nine months ended September 30,
Warrant Liability	2019	2018
	(In Thousands)
Balance, January 1	$7,296	$7,472
Change in fair value of warrant liability included in earnings	6,025	4,935
Issuance of common stock on warrant exercise	(6,957)	(1,477)
Balance, September 30	$6,364	$10,930

The following table outlines the key inputs and assumptions used to calculate the fair value of the warrant liability in the Black-Scholes option-pricing model as of the dates indicated.

	As of September 30,
	2019	2018
Common stock price	$26.26	$22.65
Risk free interest rate	1.76%	2.86 - 2.90%
Expected life	0.92 years	2.50 - 3.56 years
Expected volatility	33.5%	39.9 - 41.5%
Dividend yield	0%	0%

The changes in fair value of the warrant liability for the nine months ended September 30, 2019 and 2018 are primarily attributable to changes in the price of our common stock and exercises of outstanding warrants during the respective periods, with additional impact related to changes in other Black-Scholes model inputs.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2018 Term Loan
The 2018 Term Loan bears interest at the Eurodollar Rate, as defined in the 2018 Credit Agreement and subject to a 1.00% floor, plus an annual margin rate of 4.75%, representing an all-in rate of 6.95% as of September 30, 2019, payable quarterly based on our current interest period election. Quarterly principal payments of $375 thousand are also required. As of September 30, 2019, the outstanding principal balance of the 2018 Term Loan was $148.1 million.
Interest expense for the 2018 Term Loan includes interest and the amortization of issuance costs, an original issue discount and capitalized modification costs related to the 2015 Term Loan. For the three and nine months ended September 30, 2019, interest expense was $2.8 million and $8.4 million, respectively. Remaining unamortized issuance costs and original issue discount were $2.1 million as of September 30, 2019 and are being amortized to interest expense using the effective interest method over the contractual life of the 2018 Term Loan.
We are subject to certain covenants under the 2018 Term Loan (as defined in the 2018 Credit Agreement), including (but not limited to) a maximum debt-to-total capitalization ratio (as defined in the 2018 Credit Agreement) of 35% under the 2018 Term Loan. We were in compliance with all covenants as of September 30, 2019.
Future principal payments due under the 2018 Term Loan as of September 30, 2019 are as follows:

As of September 30, 2019	Principal
(In thousands)
2019	$375
2020	1,500
2021	1,500
2022	1,500
2023	143,250
Total	$148,125

2018 Revolving Credit Facility
Borrowings under the 2018 Revolving Credit Facility may be used for general corporate purposes and will accrue interest at a variable rate equal to, at our discretion, (i) a base rate (as defined in the 2018 Credit Agreement, subject to a floor of 1.00% per annum) plus a margin of 1.00% to 2.50% per annum, based on the applicable corporate credit rating at the time, or (ii) the Eurodollar Rate (subject to a floor of 0.00% per annum) plus a margin of 2.00% to 3.50% per annum, based on the applicable corporate credit rating at the time. As of September 30, 2019, no borrowings had been made under the 2018 Revolving Credit Facility.
We are required to pay a quarterly commitment fee on the average daily undrawn amount of the 2018 Revolving Credit Facility, which ranges from 0.30% to 0.60%, based on the applicable corporate credit rating at the time. As of September 30, 2019, the applicable commitment fee was 0.40%. For the three and nine months ended September 30, 2019, we recorded $0.1 million and $0.3 million of commitment fees in interest expense, respectively.
We incurred issuance costs of $1.5 million in connection with the establishment of the 2018 Revolving Credit Facility, which were deferred and recorded within "Other assets". These costs are being amortized through interest expense over the three-year life of the 2018 Revolving Credit Facility on a straight-line basis. For the three and nine months ended September 30, 2019, we recognized $0.1 million and $0.4 million, respectively, of interest expense from the amortization of deferred issuance costs. At September 30, 2019, remaining deferred issuance costs were $0.8 million, net of accumulated amortization.
We are subject to certain covenants under the 2018 Revolving Credit Facility, including (but not limited to) the following: a maximum debt-to-total capitalization ratio of 35%, a minimum liquidity requirement, compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants as of September 30, 2019.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Reinsurance
We enter into third-party reinsurance transactions to actively manage our risk, ensure compliance with PMIERs, state regulatory and other applicable capital requirements, and support the growth of our business. The GSEs and the Wisconsin Office of the Commissioner of Insurance (Wisconsin OCI) have approved all such transactions (subject to certain conditions and ongoing review, including levels of approved capital credit).
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In Thousands)
Net premiums written
Direct	$100,475	$73,748	$274,418	$210,452
Ceded (1)	(11,796)	(8,367)	(31,207)	(21,598)
Net premiums written	$88,679	$65,381	$243,211	$188,854

Net premiums earned
Direct	$106,687	$76,513	$288,165	$210,725
Ceded (1)	(14,306)	(11,106)	(38,666)	(28,789)
Net premiums earned	$92,381	$65,407	$249,499	$181,936

(1)	Net of profit commission.
Excess-of-loss reinsurance
NMIC entered into excess-of-loss reinsurance agreements with Oaktown Re Ltd., Oaktown Re II Ltd. and Oaktown Re III Ltd. (special purpose reinsurance entities collectively referred to as the Oaktown Re Vehicles) effective May 2, 2017, July 25, 2018 and July 30, 2019, respectively. Each agreement provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies written during a discrete period. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the respective Oaktown Re Vehicle then provides second layer loss protection up to a defined reinsurance coverage amount. NMIC then retains losses in excess of the respective reinsurance coverage amounts.

The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease from the inception of each agreement over a ten-year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled. The respective outstanding reinsurance coverage amounts stop amortizing if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered.

NMIC makes risk premium payments to the Oaktown Re Vehicles for the applicable outstanding reinsurance coverage amount and pays an additional premium amount for anticipated operating expenses (capped at $300 thousand per year to Oaktown Re Ltd. and $250 thousand per year to Oaktown Re II, Ltd. and Oaktown Re III, Ltd.). NMIC ceded aggregate premiums to the Oaktown Re Vehicles of $4.4 million and $10.3 million during the three and nine months ended September 30, 2019, respectively, and $3.1 million and $6.4 million during the three and nine months ended September 30, 2018.

NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to the Oaktown Re Vehicles during the three and nine months ended September 30, 2019 and 2018, as the aggregate first layer risk retention was not exhausted for each agreement during such periods.

Under the terms of each excess-of-loss reinsurance agreement, the Oaktown Re Vehicles are required to fully collateralize their outstanding reinsurance coverage amount to NMIC with funds deposited into segregated reinsurance trusts. Such trust funds are required to be invested in short-term U.S. Treasury money market funds at all times. Each Oaktown Re Vehicle financed its respective collateral requirement through the issuance of mortgage insurance-linked notes to unaffiliated investors. Such insurance-linked notes mature ten years from the inception date of each reinsurance agreement. We refer to NMIC's reinsurance agreements with and the insurance-linked note issuances by Oaktown Re Ltd., Oaktown Re II, Ltd. and Oaktown Re III, Ltd. individually as the 2017 ILN Transaction, 2018 ILN Transaction and 2019 ILN Transaction, and collectively as the ILN Transactions.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each of the ILN Transactions.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss
2017 ILN Transaction	May 2, 2017	1/1/2013 - 12/31/2016	$211,320	$75,639	$126,793	$124,074
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	264,545	231,604	125,312	125,025
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	326,905	123,424	123,424

NMIC holds optional termination rights under each ILN Transaction in the event of certain occurrences, including, among others, an optional call feature which provides NMIC the discretion to terminate the transaction on or after a prescribed date, and a clean-up call if the outstanding reinsurance coverage amount amortizes to 10% or less of the reinsurance coverage amount at inception or if NMIC reasonably determines that changes to GSE or rating agency asset requirements would cause a material and adverse effect on the capital treatment afforded to NMIC under a given agreement. In addition, there are certain events that trigger mandatory termination of an agreement, including NMIC's failure to pay premiums or consent to reductions in a trust account to make principal payments to noteholders, among others.
Under the terms of the 2018 ILN Transaction and the 2019 ILN Transaction, we are required to maintain a certain level of restricted funds in premium deposit accounts with Bank of New York Mellon until the respective notes have been redeemed in full. "Cash and cash equivalents" on our condensed consolidated balance sheet includes restricted amounts of $2.9 million as of September 30, 2019. We are not required to deposit additional funds into the premium deposit accounts in the future and the restricted balances will decrease over time as the outstanding principal balances of the respective insurance-linked notes decline.
The amount of reinsurance premiums ceded under each ILN Transaction fluctuates based on changes in one-month LIBOR and changes in the earned rate on the money market funds in which the assets of the reinsurance trusts are invested. As the reinsurance premiums will vary based on changes in these rates, we have concluded that the ILN Transactions each contain an embedded derivative that must be treated separately as a freestanding derivative.  The total fair value of such derivatives at September 30, 2019 and December 31, 2018, and the change in fair value of the derivatives during the three and nine months ended September 30, 2019 and 2018, were not material to our condensed consolidated financial statements.
Quota share reinsurance
NMIC entered into quota share reinsurance treaties effective September 1, 2016 (the 2016 QSR Transaction) and January 1, 2018 (the 2018 QSR Transaction), which we refer to collectively as the QSR Transactions. Under each of the QSR Transactions, NMIC cedes a proportional share of its risk on eligible policies written during a discrete period to panels of third-party reinsurance providers. Each of the third-party reinsurance providers has an insurer financial strength rating of A- or better by Standard & Poor’s Rating Service (S&P), A.M. Best Company, Inc. (A.M.Best) or both.
Under the 2016 QSR Transaction, NMIC cedes premiums written related to 25% of the risk on eligible primary policies written for all periods through December 31, 2017 and 100% of the risk under our pool agreement with Fannie Mae. The 2016 QSR Transaction is scheduled to terminate on December 31, 2027, except with respect to the ceded pool risk, which is scheduled to terminate on August 31, 2023. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2020, or at the end of any calendar quarter thereafter, which would result in NMIC reassuming the related risk.
Under the 2018 QSR Transaction, NMIC cedes premiums earned related to 25% of the risk on eligible policies written in 2018 and 20% of the risk on eligible policies written in 2019. The 2018 QSR Transaction is scheduled to terminate on December 31, 2029. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2022, or at the end of any calendar quarter thereafter, which would result in NMIC reassuming the related risk.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Effective April 1, 2019, NMIC elected to terminate its engagement with one reinsurer under the 2016 QSR Transaction on a cut-off basis. In connection with the termination, NMIC recaptured approximately $500 million of previously ceded primary RIF and stopped ceding new premiums earned or written with respect to the recaptured risk.  With the termination, ceded premiums written under the 2016 QSR Transaction decreased from 25% to 20.5% on eligible policies.  The termination has no effect on the cession of pool risk under the 2016 QSR Transaction.
The following table shows the amounts related to the QSR Transactions:

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In Thousands)
Ceded risk-in-force	$4,901,809	$3,960,461	$4,901,809	$3,960,461
Ceded premiums earned	(23,151)	(19,286)	(65,538)	(53,581)
Ceded claims and claim expenses	766	337	2,435	1,053
Ceding commission earned	4,584	3,814	12,961	10,501
Profit commission	13,254	11,272	37,199	31,180

Ceded premiums written under the 2016 QSR Transaction are recorded on the balance sheet as prepaid reinsurance premiums and amortized to ceded premiums earned in a manner consistent with the recognition of revenue on direct premiums. Under the 2018 QSR Transaction, premiums are ceded on an earned basis as defined in the agreement. NMIC receives a 20% ceding commission for premiums ceded under the QSR Transactions. NMIC also receives a profit commission under each of the QSR Transactions, provided that the loss ratios on loans covered under the 2016 QSR Transaction and 2018 QSR Transaction generally remain below 60% and 61%, respectively, as measured annually. Ceded claims and claim expenses under each of the QSR Transactions reduce the respective profit commission received by NMIC on a dollar-for-dollar basis.
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. NMIC's reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to our 2016 QSR Transaction was $2.6 million as of September 30, 2019.
In accordance with the terms of the 2018 QSR Transaction, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also settled quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to our 2018 QSR Transaction was $1.7 million as of September 30, 2019.
6. Reserves for Insurance Claims and Claim Expenses
We establish reserves to recognize the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. Consistent with industry practice, we establish reserves for loans that have been reported to us by servicers as having been in default for at least 60 days, referred to as case reserves, and additional loans that we estimate (based on actuarial review) have been in default for at least 60 days that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish claim expense reserves, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claims settlement process. As of September 30, 2019, we had reserves for insurance claims and claim expenses of $20.5 million for 1,230 primary loans in default. During the nine months ended September 30, 2019, we paid 98 claims totaling $3.0 million, including 91 claims covered under the QSR Transactions representing $0.6 million of ceded claims and claim expenses.
In 2013, we entered into a pool insurance transaction with Fannie Mae. The pool transaction includes a deductible, which represents the amount of claims to be absorbed by Fannie Mae before we are obligated to pay any claims. We only establish reserves for pool risk if we expect claims to exceed this deductible. At September 30, 2019, 49 loans in the pool were past due by 60 days or more. These 49 loans represented approximately $3.4 million of RIF. Due to the size of the remaining deductible, the low level of notices of default (NODs) reported on loans in the pool through September 30, 2019 and the expected severity (all loans in the pool have loan-to-value ratios (LTV) ratios under 80%), we did not establish any case or IBNR reserves for pool risk at September 30, 2019. In connection with the settlement of pool claims, we applied $0.8 million to the pool deductible through September 30, 2019. At September 30, 2019, the remaining pool deductible was $9.6 million. We have not paid any pool claims to date. 100% of our pool RIF is reinsured under the 2016 QSR Transaction.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claim expenses:

	For the nine months ended September 30,
	2019	2018
	(In Thousands)
Beginning balance	$12,811	$8,761
Less reinsurance recoverables (1)	(3,001)	(1,902)
Beginning balance, net of reinsurance recoverables	9,810	6,859

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	10,948	5,090
Prior years (3)	(2,710)	(1,779)
Total claims and claim expenses incurred	8,238	3,311

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	37
Prior years (3)	2,401	1,742
Reinsurance terminations (4)	(549)	—
Total claims and claim expenses paid	1,852	1,779

Reserve at end of period, net of reinsurance recoverables	16,196	8,391
Add reinsurance recoverables (1)	4,309	2,517
Ending balance	$20,505	$10,908

(1)	Related to ceded losses recoverable under the QSR Transactions, included in "Other assets" on the condensed consolidated balance sheets. See Note 5, "Reinsurance" for additional information.

(2)
Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan had defaulted in a prior year and subsequently cured and later re-defaulted in the current year, that default would be included in the current year. Amounts are presented net of reinsurance.

(3)	Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance.

(4)
Represents the settlement of reinsurance recoverables in conjunction with the termination of one reinsurer under the 2016 QSR Transaction on a cut-off basis. See Note 5, "Reinsurance" for additional information.

The "claims incurred" section of the table above shows claims and claim expenses incurred on NODs for current and prior years, including IBNR reserves and is presented net of reinsurance. The amount of claims incurred relating to current year NODs represents the estimated amount of claims and claim expenses to be ultimately paid on such loans in default.  We recognized $2.7 million and $1.8 million of favorable prior year development during the nine months ended September 30, 2019 and 2018, respectively, due to NOD cures and ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we learn additional information about individual defaults and claims and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $6.6 million related to prior year defaults remained as of September 30, 2019.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
	(In Thousands, except for per share data)
Net income	$49,763	$24,811	$121,762	$72,407
Basic weighted average shares outstanding	67,849	65,948	67,381	64,584
Basic earnings per share	$0.73	$0.38	$1.81	$1.12

Net income	$49,763	$24,811	$121,762	$72,407
Gain from change in fair value of warrant liability	(1,139)	—	—	—
Diluted net income	$48,624	$24,811	$121,762	$72,407

Basic weighted average shares outstanding	67,849	65,948	67,381	64,584
Dilutive effect of issuable shares	2,288	2,896	2,139	2,928
Diluted weighted average shares outstanding	70,137	68,844	69,520	67,512

Diluted earnings per share	$0.69	$0.36	$1.75	$1.07

Anti-dilutive shares	6	—	642	252

8. Warrants
We issued 992 thousand warrants in connection with a private placement of our common stock in April 2012. Each warrant gives the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million.
During the three months ended September 30, 2019, 130 thousand warrants were exercised resulting in the issuance of 82 thousand shares of common stock. Upon exercise, we reclassified approximately $2.2 million of warrant fair value from warrant liability to additional paid-in capital, of which $0.9 million related to changes in fair value during the three months ended September 30, 2019. During the nine months ended September 30, 2019, 390 thousand warrants were exercised resulting in the issuance of 249 thousand shares of common stock. Upon exercise, we reclassified approximately $7.0 million of warrant fair value from warrant liability to additional paid-in capital, of which $3.2 million related to changes in fair value during the nine months ended September 30, 2019.
During the three months ended September 30, 2018, 79 thousand warrants were exercised resulting in the issuance of 57 thousand shares of common stock. Upon exercise, we reclassified approximately $0.9 million of warrant fair value from warrant liability to additional paid-in capital, of which $0.3 million related to changes in fair value during the three months ended September 30, 2018. During the nine months ended September 30, 2018, 142 thousand warrants were exercised resulting in the issuance of 87 thousand shares of common stock. Upon exercise, we reclassified approximately $1.5 million of warrant fair value from warrant liability to additional paid-in capital, of which $0.3 million related to changes in fair value during the nine months ended September 30, 2018.
We account for these warrants to purchase our common shares in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity.
9. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. NMIH files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our effective tax rate on our pre-tax income was 22.2% and 20.9% for the three and nine months ended September 30, 2019, respectively, compared to 22.1% and 20.2% for the three and nine months ended September 30, 2018, respectively. Our provision for income taxes for interim reporting periods is established based on our estimated annual effective tax rate for a given year. Our effective tax rate may fluctuate between interim periods due to the impact of discrete items not included in our estimated annual effective tax rate, including the tax effects associated with the vesting of RSUs and exercise of options, and the change in fair value of our warrant liability. Such items are treated on a discrete basis in the reporting period in which they occur.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent. As a result, our interim provision for income taxes for the three and nine months ended September 30, 2019 represents a change in our net deferred tax liability. During the three and nine months ended September 30, 2019, we had net purchases of $7.6 million of tax and loss bonds, and, as of September 30, 2019, we held $7.6 million of tax and loss bonds in "Other assets" in our condensed consolidated balance sheet.
10. Leases
We have two operating lease agreements related to our corporate headquarters and a data center facility for which we recognized operating ROU assets and lease liabilities of $6.9 million and $7.9 million, which are included in "Other assets" and "Other liabilities" on the condensed consolidated balance sheet, respectively, as of September 30, 2019. As of September 30, 2019, we did not have any finance leases.
We recognize ROU assets and lease liabilities in connection with the adoption of ASU 2016-02, Leases (Topic 842). ROU assets and lease liabilities are established based on the estimated present value of lease payments over the relevant lease term. We estimate a discount rate for each lease based on our estimated incremental borrowing rate at the commencement date of the relevant lease.
ROU assets obtained in exchange for new operating lease liabilities for the nine months ended September 30, 2019 were $8.1 million. The following table provides a summary of our ROU asset and lease liability assumptions as of September 30, 2019:

Weighted-average remaining lease term	3.5 years
Weighted-average discount rate	6.21%

Cash paid on our operating lease liabilities for the three and nine months ended September 30, 2019 was $0.6 million and $1.8 million, respectively. Lease expenses recognized on our operating lease liabilities for the three and nine months ended September 30, 2019 were $0.6 million and $1.7 million, respectively. Future payments due under our existing operating leases as of September 30, 2019 are as follows:

As of September 30, 2019	(In Thousands)
2019	$625
2020	2,537
2021	2,609
2022	2,574
2023	462
Total undiscounted lease payments	8,807
Less effects of discounting	(900)
Present value of lease payments	$7,907

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
NMIC and Re One's combined statutory net income (loss) was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Statutory net income (loss)	$8,055	$(17,274)	$13,594	$(22,022)
NMIC and Re One's combined statutory surplus, contingency reserve and risk-to-capital (RTC) ratio were as follows:

	September 30, 2019	December 31, 2018
	(Dollars In Thousands)
Statutory surplus	$447,304	$430,785
Contingency reserve	476,756	332,702
RTC ratio	14.3:1	13.1:1

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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of September 30, 2019, we had master policies with 1,450 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of September 30, 2019, we had $92.4 billion of total insurance-in-force (IIF), including primary IIF of $89.7 billion, and $22.9 billion of gross RIF, including primary RIF of $22.8 billion.
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
Our common stock trades on the NASDAQ under the symbol "NMIH." Our headquarters is located in Emeryville, California. As of September 30, 2019, we had 318 full time employees. Our website is www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
We discuss below our results of operations for the periods presented, as well as the conditions and trends that have impacted or are expected to impact our business, including new insurance writings, the composition of our insurance portfolio and other factors that we expect to impact our results.
New Insurance Written, Insurance-In-Force and Risk-In-Force
New insurance written (NIW) is the aggregate unpaid principal balance of mortgages underpinning new policies written during a given period. Our NIW is affected by the overall size of the mortgage origination market and the volume of high-LTV mortgage originations. Our NIW is also affected by the percentage of such high-LTV originations covered by private versus government MI or other alternative credit enhancement structures and our share of the private MI market. NIW, together with persistency, drives our IIF. IIF is the aggregate unpaid principal balance of the mortgages we insure, as reported to us by servicers at a given date, and represents the sum total of NIW from all prior periods less principal payments on insured mortgages and policy cancellations (including for prepayment, nonpayment of premiums, coverage rescission and claim payments). RIF is related to IIF and represents the aggregate amount of coverage we provide on all outstanding policies at a given date. RIF is calculated as the sum total of the coverage percentage of each individual policy in our portfolio applied to the unpaid principal balance of such insured mortgage. RIF is affected by IIF and the LTV profile of our insured mortgages, with lower LTV loans generally having a lower coverage percentage and higher LTV loans having a higher coverage percentage. Gross RIF represents RIF before consideration of reinsurance. Net RIF is gross RIF net of ceded reinsurance.
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
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of September 30, 2019 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our net premiums earned and profitability. Generally, faster speeds of mortgage prepayment lead to lower persistency. Prepayment speeds and the relative mix of business between single and monthly premium policies also impact our profitability. Our premium rates include certain assumptions regarding repayment or prepayment speeds of the mortgages underlying our policies. Because premiums are paid at origination on single premium policies and our single premium policies are generally non-refundable on cancellation, assuming all other factors remain constant, if single premium loans are prepaid earlier than expected, our profitability on these loans is likely to increase and, if loans are repaid slower than expected, our profitability on these loans is likely to decrease. By contrast, if monthly premium loans are repaid earlier than anticipated, we do not earn any more premium with respect to those loans and, unless we replace the repaid monthly premium loan with a new loan at the same premium rate or higher, our revenue is likely to decline.
Effect of reinsurance on our results
We utilize third-party reinsurance to actively manage our risk, ensure compliance with PMIERs, state regulatory and other applicable capital requirements, and support the growth of our business. We currently have both quota share and excess-of-loss reinsurance agreements in place, which impact our results of operations and regulatory capital and PMIERs asset positions. Under a quota share reinsurance agreement, the reinsurer receives a premium in exchange for covering an agreed-upon portion of incurred losses. Such a quota share arrangement reduces premiums written and earned and also reduces RIF, providing capital relief to the ceding insurance company and reducing incurred claims in accordance with the terms of the reinsurance agreement. In addition, reinsurers typically pay ceding commissions as part of quota share transactions, which offset the ceding company's acquisition and underwriting expenses. Certain quota share agreements include profit commissions that are earned based on loss performance and serve to reduce ceded premiums. Under an excess-of-loss agreement, the ceding insurer is typically responsible for losses up to an agreed-upon threshold and the reinsurer then provides coverage in excess of such threshold up to a maximum agreed-upon limit. We expect to continue to evaluate reinsurance opportunities in the normal course of business.
Quota share reinsurance
Effective September 1, 2016, NMIC entered into the 2016 QSR Transaction with a syndicate of third-party reinsurers. Under the terms of the 2016 QSR Transaction, NMIC cedes premiums written related to 25% of the risk on eligible primary policies written for all periods through December 31, 2017 and 100% of the risk under our pool agreement with Fannie Mae, in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims.
Effective January 1, 2018, NMIC entered into the 2018 QSR Transaction with a syndicate of third-party reinsurers. Under the 2018 QSR Transaction, NMIC cedes premiums earned related to 25% of the risk on eligible policies written in 2018 and 20% of the risk on eligible policies written in 2019, in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 20% ceding commission, and a profit commission of up to 61% that varies directly and inversely with ceded claims.
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

Effective April 1, 2019, NMIC elected to terminate its engagement with one reinsurer under the 2016 QSR Transaction on a cut-off basis. In connection with the termination, NMIC recaptured approximately $500 million of previously ceded primary RIF and stopped ceding new premiums written with respect to the recaptured risk. With this termination, ceded premiums written under the 2016 QSR Transaction decreased from 25% to 20.5% on eligible policies. The termination had no effect on the cession of pool risk under the 2016 QSR Transaction.

Excess-of-loss reinsurance
NMIC has secured aggregate excess-of-loss reinsurance coverage on defined portfolios of mortgage insurance policies written during discrete periods through a series of mortgage insurance-linked note offerings by the Oaktown Re Vehicles. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the respective Oaktown Re Vehicle then provides second layer loss protection up to a defined reinsurance coverage amount. NMIC then retains losses in excess of the respective reinsurance coverage amounts.

NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease from the inception of each agreement over a ten-year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled.

The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each of the ILN Transactions.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss
2017 ILN Transaction	May 2, 2017	1/1/2013 - 12/31/2016	$211,320	$75,639	$126,793	$124,074
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	264,545	231,604	125,312	125,025
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	326,905	123,424	123,424

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

Primary and pool IIF and NIW	As of and for the three months ended				For the nine months ended
	September 30, 2019		September 30, 2018		September 30, 2019	September 30, 2018
	IIF	NIW	IIF	NIW	NIW
	(In Millions)
Monthly	$71,814	$12,994	$46,967	$6,675	$30,272	$17,827
Single	17,899	1,106	16,560	686	2,920	2,507
Primary	89,713	14,100	63,527	7,361	33,192	20,334

Pool	2,668	—	2,974	—	—	—
Total	$92,381	$14,100	$66,501	$7,361	$33,192	$20,334
For the three and nine months ended September 30, 2019, NIW increased 92% and 63%, respectively, compared to the three and nine months ended September 30, 2018, primarily due to growth in our monthly premium policy volume tied to increased penetration of existing customer accounts and new customer account activations. For the three and nine months ended September 30, 2019, monthly premium NIW increased 95% and 70%, respectively, compared to the three and nine months ended September 30, 2018.
For the three months ended September 30, 2019, monthly premium polices accounted for 92% of our NIW. As of September 30, 2019, monthly premium policies accounted for 80% of our primary IIF, as compared to 74% at September 30, 2018. We expect the break-down of monthly premium policies and single premium policies (which we refer to as "mix") in our primary IIF to continue to trend toward an increased monthly mix over time given the composition of our NIW.
Our primary IIF increased 41% as of September 30, 2019 compared to September 30, 2018, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of our in-force policies. Our persistency rate decreased to 82.4% at September 30, 2019 from 86.1% at September 30, 2018, reflecting the impact of increased refinancing activity tied to record low interest rates.
The following table presents net premiums written and earned for the periods indicated.

Primary and pool premiums written and earned	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In Thousands)
Net premiums written	$88,679	$65,381	$243,211	$188,854
Net premiums earned	92,381	65,407	249,499	181,936
For the three and nine months ended September 30, 2019, net premiums written increased 36% and 29%, respectively, and net premiums earned increased 41% and 37%, respectively, compared to the three and nine months ended September 30, 2018. The increases in net premiums written and earned are due to the growth of our IIF and increased monthly policy production, partially offset by increased cessions under the QSR Transactions tied to the growth of our direct premium volume and the inception of the 2018 and 2019 ILN Transactions. Single premium policy cancellations also contributed to the increases in net premiums earned for the three and nine months ended September 30, 2019 compared to the same periods in 2018.
Pool premiums written and earned for the three and nine months ended September 30, 2019, were $0.7 million and $2.3 million, respectively, before giving effect to the 2016 QSR Transaction, under which all of our written and earned pool premiums have been ceded. A portion of our ceded pool premiums written and earned are recouped through profit commission under the 2016 QSR Transaction.

Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
	($ Values In Millions)
New insurance written	$14,100	$12,179	$6,913	$6,962	$7,361
Percentage of monthly premium	92%	91%	90%	90%	91%
Percentage of single premium	8%	9%	10%	10%	9%
New risk written	$3,651	$3,183	$1,799	$1,799	$1,883
Insurance-in-force (1)	89,713	81,708	73,234	68,551	63,527
Percentage of monthly premium	80%	78%	76%	75%	74%
Percentage of single premium	20%	22%	24%	25%	26%
Risk-in-force (1)	$22,810	$20,661	$18,373	$17,091	$15,744
Policies in force (count) (1)	350,395	324,876	297,232	280,825	262,485
Average loan size (1)	$0.256	$0.252	$0.246	$0.244	$0.242
Coverage percentage (2)	25.4%	25.3%	25.1%	24.9%	24.8%
Loans in default (count) (1)	1,230	1,028	940	877	746
Percentage of loans in default (1)	0.35%	0.32%	0.32%	0.31%	0.28%
Risk-in-force on defaulted loans (1)	$70	$58	$53	$48	$42
Average premium yield (3)	0.43%	0.43%	0.42%	0.42%	0.43%
Earnings from cancellations	$7.4	$4.5	$2.3	$2.1	$2.6
Annual persistency (4)	82.4%	86.0%	87.2%	87.1%	86.1%
Quarterly run-off (5)	7.5%	5.1%	3.3%	3.1%	3.3%

(1)	Reported as of the end of the period.

(2)	Calculated as end of period RIF divided by end of period IIF.

(3)	Calculated as net premiums earned divided by average primary IIF for the period, annualized.

(4)	Defined as the percentage of IIF that remains on our books after a given 12-month period.

(5)	Defined as the percentage of IIF that is no longer on our books after a given three month period.
The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In Millions)
IIF, beginning of period	$81,708	$58,089	$68,551	$48,465
NIW	14,100	7,361	33,192	20,334
Cancellations, principal repayments and other reductions	(6,095)	(1,923)	(12,030)	(5,272)
IIF, end of period	$89,713	$63,527	$89,713	$63,527

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
The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of September 30, 2019		As of September 30, 2018
	IIF	RIF	IIF	RIF
	(In Millions)
September 30, 2019	$31,844	$8,283	$—	$—
2018	21,932	5,571	19,804	4,980
2017	16,283	4,028	19,317	4,731
2016	12,944	3,231	16,086	3,948
2015	5,792	1,464	7,144	1,790
2014 and before	918	233	1,176	295
Total	$89,713	$22,810	$63,527	$15,744
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

Primary NIW by FICO	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	($ In Millions)
>= 760	$6,994	$3,191	$15,678	$8,617
740-759	2,288	1,228	5,677	3,431
720-739	2,102	1,095	4,931	2,973
700-719	1,450	878	3,579	2,435
680-699	915	632	2,359	1,668
<=679	351	337	968	1,210
Total	$14,100	$7,361	$33,192	$20,334
Weighted average FICO	754	747	752	746

Primary NIW by LTV	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	($ In Millions)
95.01% and above	$989	$676	$2,529	$2,644
90.01% to 95.00%	6,592	3,553	15,947	9,249
85.01% to 90.00%	4,933	2,373	11,259	6,017
85.00% and below	1,586	759	3,457	2,424
Total	$14,100	$7,361	$33,192	$20,334
Weighted average LTV	91.7%	92.5%	91.9%	92.6%

Primary NIW by purchase/refinance mix	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In Millions)
Purchase	$11,284	$7,022	$28,364	$18,584
Refinance	2,816	339	4,828	1,750
Total	$14,100	$7,361	$33,192	$20,334
The tables below present our total primary IIF and RIF by FICO and LTV and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of
	September 30, 2019		September 30, 2018
	($ In Millions)
>= 760	$41,855	47%	$29,627	47%
740-759	15,028	17	10,386	16
720-739	12,666	14	8,566	14
700-719	9,822	11	7,008	11
680-699	6,559	7	4,655	7
<=679	3,783	4	3,285	5
Total	$89,713	100%	$63,527	100%

Primary RIF by FICO	As of
	September 30, 2019		September 30, 2018
	($ In Millions)
>= 760	$10,611	47%	$7,361	47%
740-759	3,847	17	2,592	16
720-739	3,257	14	2,131	14
700-719	2,501	11	1,732	11
680-699	1,665	7	1,145	7
<=679	929	4	783	5
Total	$22,810	100%	$15,744	100%

Primary IIF by LTV	As of
	September 30, 2019		September 30, 2018
	($ In Millions)
95.01% and above	$8,500	10%	$6,309	10%
90.01% to 95.00%	42,255	47	28,879	45
85.01% to 90.00%	28,083	31	19,074	30
85.00% and below	10,875	12	9,265	15
Total	$89,713	100%	$63,527	100%

Primary RIF by LTV	As of
	September 30, 2019		September 30, 2018
	($ In Millions)
95.01% and above	$2,326	10%	$1,670	11%
90.01% to 95.00%	12,358	54	8,416	53
85.01% to 90.00%	6,854	30	4,590	29
85.00% and below	1,272	6	1,068	7
Total	$22,810	100%	$15,744	100%

Primary RIF by Loan Type	As of
	September 30, 2019	September 30, 2018

Fixed	98%	98%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	2	2
Total	100%	100%
The table below presents selected primary portfolio statistics, by book year, as of September 30, 2019.

	As of September 30, 2019
Book year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values in Millions)
2013	$162	$25	15%	655	138	—	1	0.2%	0.2%	—%
2014	3,451	893	26%	14,786	4,758	48	35	3.9%	0.6%	1.0%
2015	12,422	5,792	47%	52,548	27,230	173	82	2.8%	0.5%	0.6%
2016	21,187	12,944	61%	83,626	55,060	246	74	2.0%	0.4%	0.4%
2017	21,582	16,283	75%	85,897	68,744	403	28	3.0%	0.5%	0.6%
2018	27,288	21,932	80%	104,014	88,130	333	8	3.7%	0.3%	0.4%
2019	33,192	31,844	96%	109,954	106,335	27	—	0.8%	—%	—%
Total	$119,284	$89,713		451,480	350,395	1,230	228

(1)	Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.

(2)	Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.

(3)	Calculated as the number of loans in default divided by number of policies in force.

Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the periods indicated. As of September 30, 2019, our RIF continues to be relatively more concentrated in California, primarily as a result of the size of the California mortgage market relative to the rest of the country and the location and timing of our acquisition of new customers. The distribution of our primary RIF as of September 30, 2019 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of
	September 30, 2019	September 30, 2018
California	11.9%	13.3%
Texas	8.1	8.1
Florida	5.6	4.9
Virginia	5.3	4.9
Arizona	4.2	5.0
Illinois	3.8	3.3
Pennsylvania	3.6	3.6
Michigan	3.5	3.7
Colorado	3.4	3.4
Maryland	3.3	3.2
Total	52.7%	53.4%
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
Based on our experience and industry data, we believe that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of September 30, 2019, approximately 82% of our primary IIF related to business written since September 30, 2016. Although the claims experience on our IIF to date has been modest, we expect incurred claims to increase as a greater amount of our existing insured portfolio reaches its anticipated period of highest claim frequency.
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
The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claim expenses.

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In Thousands)
Beginning balance	$18,432	$10,601	$12,811	$8,761
Less reinsurance recoverables (1)	(3,775)	(2,382)	(3,001)	(1,902)
Beginning balance, net of reinsurance recoverables	14,657	8,219	9,810	6,859

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	3,547	1,938	10,948	5,090
Prior years (3)	(975)	(839)	(2,710)	(1,779)
Total claims and claim expenses incurred	2,572	1,099	8,238	3,311

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	37	—	37
Prior years (3)	1,033	890	2,401	1,742
Reinsurance terminations (4)	—	—	(549)	—
Total claims and claim expenses paid	1,033	927	1,852	1,779

Reserve at end of period, net of reinsurance recoverables	16,196	8,391	16,196	8,391
Add reinsurance recoverables (1)	4,309	2,517	4,309	2,517
Ending balance	$20,505	$10,908	$20,505	$10,908

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

(3)	Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance.

(4)
Represents the settlement of reinsurance recoverables in conjunction with the termination of one reinsurer under the 2016 QSR Transaction on a cut-off basis.   See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance" for additional information.

The "claims incurred" section of the table above shows claims and claim expenses incurred on NODs for current and prior years, including IBNR reserves and is presented net of reinsurance. The amount of claims incurred for current year NODs represents the estimated amount to be ultimately paid on such loans in default. The decreases during the periods presented in reserves held for prior year defaults represent favorable development and are generally the result of NOD cures and ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we gather additional information about individual defaults and claims and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $6.6 million related to prior year defaults remained as of September 30, 2019.
The following table provides a reconciliation of the beginning and ending count of loans in default.

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Beginning default inventory	1,028	768	877	928
Plus: new defaults	718	380	1,838	1,080
Less: cures	(476)	(378)	(1,383)	(1,203)
Less: claims paid	(37)	(24)	(98)	(59)
Less: claims denied	(3)	—	(4)	—
Ending default inventory	1,230	746	1,230	746
The increase in the ending default inventory at September 30, 2019 compared to September 30, 2018, primarily relates to an increase in new defaults tied to the growth in the number of policies in force and the aging of our earlier book years, partially offset by cure activity on our beginning NOD population. The ratio of cures to new defaults decreased during the three and nine months ended September 30, 2019 compared to the same periods in the prior year due to the elevated level of defaults on insured loans in areas declared by FEMA to be individual disaster zones following Hurricanes Harvey and Irma, and the California wildfires in 2017, and the subsequent curing of the majority of such defaults in 2018.
The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions, for the periods indicated.

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	($ In Thousands)
Number of claims paid (1)	37	24	98	59
Total amount paid for claims	$1,265	$1,128	$2,979	$2,217
Average amount paid per claim	$34	$47	$30	$38
Severity (2)	70%	80%	70%	76%

(1)
Count includes 8 and 14 claims settled without payment for the three and nine months ended September 30, 2019, respectively, and 1 and 5 claims settled without payment for the three and nine months ended September 30, 2018, respectively.

(2)
Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.

The increase in the number of claims paid for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, is due to an increase in our default inventory and the continued growth and seasoning of our insured portfolio.
Our claims severity for each of the three and nine months ended September 30, 2019 was 70%, compared to 80% and 76% for the three and nine months ended September 30, 2018. Claims severity in each period benefitted from home price appreciation. Increasing values of the homes underlying the loans we insure generally causes a decline in the severity of claims that we pay. Over time, we expect the severity of claims paid to be between 85% and 95% of the coverage amount.

The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated.

Average reserve per default:	As of September 30, 2019	As of September 30, 2018
	(In Thousands)
Case (1)	$15	$14
IBNR	2	1
Total (2)	$17	$15

(1)	Defined as the gross reserve per insured loan in default.

(2)	Amount includes claims adjustment expenses.
The average reserve per default at September 30, 2019 increased from September 30, 2018, primarily due to cure activity on defaults outstanding at September 30, 2018 for loans in areas impacted by natural disasters and the aging of our NOD population from non-disaster zones.
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

	As of
	September 30, 2019	September 30, 2018
	(In Thousands)
Available assets	$955,554	$702,020
Risk-based required assets	637,914	398,975
Available assets were $956 million at September 30, 2019, compared to $702 million at September 30, 2018. The increase in available assets of $254 million was driven by our positive cash flow from operations and the impact of adopting the revised PMIERs guidance effective March 31, 2019. The increase in the risk-based required asset amount was primarily due to the growth of our gross RIF and the termination of our engagement with and recapture of previously ceded primary RIF from one reinsurer under the 2016 QSR Transaction, partially offset by the cession of risk generally under our third-party reinsurance agreements.

Capital Position of Our Insurance Subsidiaries and Financial Strength Ratings
In addition to GSE-imposed asset requirements, NMIC is subject to state regulatory minimum capital requirements based on its RIF. While formulations of this minimum capital may vary by jurisdiction, the most common measure allows for a maximum permitted RTC ratio of 25:1.
As of September 30, 2019, NMIC's performing primary RIF, net of reinsurance, was approximately $13.2 billion. NMIC ceded 100% of its pool RIF pursuant to the 2016 QSR Transaction. Based on NMIC's total statutory capital of $888 million (including contingency reserves) as of September 30, 2019, NMIC's RTC ratio was 14.8:1. Re One had total statutory capital of $36 million as of September 30, 2019, and a RTC ratio of 1.2:1. We continuously monitor our compliance with state capital requirements.
In October 2019, Moody's Investors Service (Moody's) upgraded its financial strength rating of NMIC from "Baa3" to "Baa2" and upgraded its rating of NMIH's $150 million senior secured 2018 Term Loan and 2018 Revolving Credit Facility from "Ba3" to "Ba2". The outlook for Moody's ratings is stable. In June 2019, S&P upgraded its financial strength and long-term counter-party credit ratings of NMIC from "BBB-" to "BBB" and upgraded its long-term counter-party credit rating of NMIH from "BB-" to "BB". The outlook for S&P's ratings is positive.
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

Consolidated Results of Operations

Consolidated statements of operations	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues	(In Thousands)
Net premiums earned	$92,381	$65,407	$249,499	$181,936
Net investment income	7,882	6,277	22,894	16,586
Net realized investment gains (losses)	81	(8)	(219)	51
Other revenues	1,244	85	1,700	193
Total revenues	101,588	71,761	273,874	198,766
Expenses
Insurance claims and claim expenses	2,572	1,099	8,238	3,311
Underwriting and operating expenses	33,244	30,379	96,636	87,852
Total expenses	35,816	31,478	104,874	91,163
Other expense
Gain (loss) from change in fair value of warrant liability	1,139	(5,464)	(6,025)	(4,935)
Interest expense	(2,979)	(2,972)	(9,111)	(11,951)
Income before income taxes	63,932	31,847	153,864	90,717
Income tax expense	14,169	7,036	32,102	18,310
Net income	$49,763	$24,811	$121,762	$72,407

Earnings per share - Basic	$0.73	$0.38	$1.81	$1.12
Earnings per share - Diluted	$0.69	$0.36	$1.75	$1.07

Loss ratio(1)	2.8%	1.7%	3.3%	1.8%
Expense ratio(2)	36.0%	46.4%	38.7%	48.3%
Combined ratio	38.8%	48.1%	42.0%	50.1%

(1)	Loss ratio is calculated by dividing the provision for insurance claims and claim expenses by net premiums earned.

(2)	Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.

Revenues
For the three and nine months ended September 30, 2019, net premiums earned increased $27.0 million or 41% and $67.6 million or 37%, respectively, compared to the three and nine months ended September 30, 2018. The increase is primarily due to the growth of our IIF and increased monthly policy production, as well as an increase in earnings from single premium policy cancellations, partially offset by increased cessions under the QSR Transactions tied to the growth of our direct premium volume and the inception of the 2018 and 2019 ILN Transactions.
For the three and nine months ended September 30, 2019, net investment income increased $1.6 million and $6.3 million, respectively, compared to the three and nine months ended September 30, 2018, due to an increase in the size and yield of our investment portfolio.
For the three and nine months ended September 30, 2019, other revenues increased $1.2 million and $1.5 million, respectively, compared to the three and nine months ended September 30, 2018. Other revenues represents underwriting fee revenue from our subsidiary, NMIS, which provides outsourced loan review services to mortgage loan originators. The increase in the period presented is due to an increase in NMIS' outsourced loan review volume. Amounts recognized in other revenue generally correspond with amounts incurred in underwriting and operating expenses for outsourced loan review services (in the same periods).

Expenses
We recognize insurance claims and claim expenses in connection with the loss experience of our insured portfolio and incur other underwriting and operating expenses, including employee compensation and benefits, policy acquisition costs, and technology, professional services and facilities expenses, in connection with the development and operation of our business.
Insurance claims and claim expenses increased $1.5 million and $4.9 million for the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018, primarily due to an increase in NODs tied to the growth in the number of policies in force and the aging of our earlier book years, and an increase in our average reserve per default tied to the aging of our NOD population from non-disaster zones and composition of our default inventory between loans in disaster and non-disaster impacted areas. The growth in insurance claims and claim expenses for the three and nine months ended September 30, 2018 was partially offset by the release of prior year reserves tied to NOD cures and ongoing analysis of recent loss development trends.
Underwriting and operating expenses increased $2.9 million or 9% and $8.8 million or 10% for the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018. The increase relates to an increase in underwriting expenses associated with the growth in our policy volume, as well as certain employee compensation and technology costs incurred to support the growth of our business, and an increase in NMIS’ outsourced loan review expenses incurred in connection with the growth in outsourced loan review volume. We incurred $2.4 million of underwriting and operating expenses during the nine months ended September 30, 2019 in connection with the 2019 ILN Transaction completed in July 2019. Underwriting and operating expenses for the nine months ended September 30, 2018 included $2.6 million related to the 2018 ILN Transaction completed in July 2018.
Interest expense was $3.0 million and $9.1 million for the three and nine months ended September 30, 2019, respectively, compared to $3.0 million and $12.0 million, for the three and nine months ended September 30, 2018, respectively. Interest expense for the nine months ended September 30, 2018 included $2.2 million of costs related to the extinguishment of the 2015 Term Loan and issuance of the 2018 Term Loan completed in May 2018. Interest expense for the nine months ended September 30, 2019 further benefited from a lower interest spread payable on borrowings under the 2018 Term Loan as compared to the 2015 Term Loan, partially offset by commitment fees recognized in interest for the 2018 Revolving Credit Facility. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt."
Income tax expense was $14.2 million and $32.1 million for the three and nine months ended September 30, 2019, respectively, compared to $7.0 million and $18.3 million for the three and nine months ended September 30, 2018, respectively. Income tax expense increased due to the growth in our pre-tax income. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year. Our effective tax rate on our pre-tax income was 22.2% and 20.9% for the three and nine months ended September 30, 2019, respectively, compared to 22.1% and 20.2% for the three and nine months ended September 30, 2018, respectively. We are subject to a 21% statutory U.S. federal corporate income tax rate. Our effective tax rate for the three and nine months interim periods ended September 30, 2019 and 2018 reflect the discrete tax effects of the vesting of RSUs and exercise of options, and the change in fair value of our warrant liability in each period. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
Net Income
Net income was $49.8 million and $121.8 million for the three and nine months ended September 30, 2019, respectively, compared to $24.8 million and $72.4 million for the three and nine months ended September 30, 2018, respectively. The increase in net income primarily relates to growth in total revenues, partially offset by an increase in total expenses and an increase in tax expense.
Diluted EPS was $0.69 and $1.75 for the three and nine months ended September 30, 2019, respectively, compared to $0.36 and $1.07 for the three and nine months ended September 30, 2018, respectively. Diluted EPS increased due to growth in net income, partially offset by an increase in weighted average diluted shares outstanding.

Consolidated balance sheets	September 30, 2019	December 31, 2018
	(In Thousands)
Total investment portfolio	$1,073,176	$911,490
Cash and cash equivalents	45,889	25,294
Premiums receivable	45,730	36,007
Deferred policy acquisition costs, net	56,642	46,840
Software and equipment, net	26,303	24,765
Prepaid reinsurance premiums	17,917	30,370
Other assets	35,805	17,277
Total assets	$1,301,462	$1,092,043
Term loan	$146,007	$146,757
Unearned premiums	145,146	158,893
Accounts payable and accrued expenses	39,296	31,141
Reserve for insurance claims and claim expenses	20,505	12,811
Reinsurance funds withheld	16,072	27,114
Warrant liability	6,364	7,296
Deferred tax liability, net	43,769	2,740
Other liabilities	10,816	3,791
Total liabilities	427,975	390,543
Total shareholders' equity	873,487	701,500
Total liabilities and shareholders' equity	$1,301,462	$1,092,043
As of September 30, 2019, we had $1.1 billion in cash and investments, including $43.3 million held by NMIH. The increase in cash and investments from December 31, 2018 relates to cash generated from operations.
Premiums receivable was $45.7 million as of September 30, 2019, compared to $36.0 million as of December 31, 2018. The increase was primarily driven by the increase in our monthly premium policies in force, where premiums are generally paid one month in arrears.
Net deferred policy acquisition costs were $56.6 million as of September 30, 2019, compared to $46.8 million as of December 31, 2018. The increase was primarily driven by growth in the number of policies written during the period and the deferral of certain costs associated with the origination of those policies, partially offset by the amortization of previously deferred acquisition costs.
Prepaid reinsurance premiums were $17.9 million as of September 30, 2019, compared to $30.4 million as of December 31, 2018. Prepaid reinsurance premiums, which represent the unearned premiums on single premium policies ceded under the 2016 QSR Transaction, decreased due to the termination of our engagement with one reinsurer under the 2016 QSR Transaction and the continued amortization of previously ceded unearned premiums.
Other assets increased to $35.8 million as of September 30, 2019 from $17.3 million as of December 31, 2018. Other assets as of September 30, 2019 includes $7.6 million of tax and loss bonds and $6.9 million of operating lease right-of-use assets, which we recognized following the adoption of ASU 2016-02, Leases (Topic 842). See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes." and "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 10, Leases."
Unearned premiums decreased from $158.9 million as of December 31, 2018 to $145.1 million as of September 30, 2019, primarily due to the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies and the cancellation of other single premium policies, partially offset by single premium policy originations during the nine months ended September 30, 2019.
Accounts payable and accrued expenses increased from $31.1 million as of December 31, 2018 to $39.3 million as of September 30, 2019, primarily due to unsettled payments from the purchase of certain securities and an increase in reinsurance premiums payable, partially offset by the payment of previously accrued compensation.

Reserve for insurance claims and claim expenses increased from $12.8 million as of December 31, 2018 to $20.5 million as of September 30, 2019, primarily due to an increase in NODs tied to the growth in the number of policies in force and the aging of our earlier book years, and an increase in our average reserve per default tied to the aging of our NOD population from non-disaster zones and composition of our default inventory between loans in disaster and non-disaster impacted areas, partially offset by the release of prior year reserves tied to NOD cures and ongoing analysis of recent loss development trends. See "- Insurance Claims and Claim Expenses," above for further details.
Reinsurance funds withheld was $16.1 million as of September 30, 2019, representing the net of our ceded reinsurance premiums written, less our profit and ceding commission receivables related to the 2016 QSR Transaction. The decrease in reinsurance funds withheld of $11.0 million from December 31, 2018, relates to the termination of our engagement with one reinsurer under the 2016 QSR Transaction and the continued decline in ceded premiums written on single premium policies, due to the end of the reinsurance coverage period for new business under the 2016 QSR Transaction at December 31, 2017. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance."
Warrant liability decreased from $7.3 million at December 31, 2018 to $6.4 million at September 30, 2019, primarily due to the reclassification of warrant liability to additional paid-in capital following the exercise of warrants during the nine months ended September 30, 2019, partially offset by an increase in our stock price.  For further information regarding the valuation of our warrant liability and its impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 3, Fair Value of Financial Instruments."
Net deferred tax liability increased from $2.7 million as of December 31, 2018 to $43.8 million as of September 30, 2019, primarily due to the forecasted deductibility of our statutory contingency reserve in fiscal year 2019. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
Other liabilities as of September 30, 2019 include $7.9 million of operating lease liabilities, which we recognized following the adoption of ASU 2016-02, Leases (Topic 842). See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 10, Leases."
The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Consolidated cash flows	For the nine months ended September 30,
	2019	2018
Net cash provided by (used in):	(In Thousands)
Operating activities	$139,567	$99,349
Investing activities	(117,263)	(180,928)
Financing activities	(1,709)	80,570
Net increase (decrease) in cash and cash equivalents	$20,595	$(1,009)
Net cash provided by operating activities was $139.6 million for the nine months ended September 30, 2019, compared to $99.3 million for the nine months ended September 30, 2018. The increase in cash generated from operating activities was primarily driven by growth in premiums written and investment income, partially offset by increased operating expenses and the purchase of tax and loss bonds.
Cash used in investing activities for the periods presented reflects the purchase of fixed and short-term maturities with cash provided by operating and financing activities, and the reinvestment of coupon payments, maturities and sale proceeds within our investment portfolio. Cash used in investing activities for the nine months ended September 30, 2018 reflects, in part, the investment of net cash proceeds raised in a common stock offering we completed in March 2018.
Cash used in financing activities was $1.7 million for the nine months ended September 30, 2019, compared to cash provided by financing activities of $80.6 million for the nine months ended September 30, 2018. Cash provided by financing activities for the nine months ended September 30, 2018 reflects $79.2 million of net cash proceeds raised in a common stock offering we completed in March 2018.
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
As of September 30, 2019, NMIH had $43.3 million of cash and investments. NMIH's principal source of net cash is investment income. NMIH also has access to $85 million of undrawn revolving credit capacity under the 2018 Revolving Credit Facility and $2.7 million of ordinary course dividend capacity from Re One. In the future, NMIH could benefit from dividend capacity from NMIC, as available and permitted under law and by the GSEs.
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
We are subject to certain covenants under the 2018 Term Loan and 2018 Revolving Credit Facility. Under the 2018 Term Loan (and as defined in the 2018 Credit Agreement), we are subject a maximum debt-to-total capitalization ratio of 35%. Under the 2018 Revolving Credit Facility (and as defined in the 2018 Credit Agreement), we are subject to a maximum debt-to-total capitalization ratio of 35%, a minimum liquidity requirement, compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and minimum consolidated net worth and statutory capital requirements. We were in compliance with all covenants as of September 30, 2019.

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
Our investment portfolio is entirely comprised of fixed maturity instruments. As of September 30, 2019, the fair value of our investment portfolio was $1.1 billion. We also had an additional $45.9 million of cash and equivalents as of September 30, 2019. Pre-tax book yield on the investment portfolio for the nine months ended September 30, 2019 was 3.1%. The book yield is calculated as period-to-date net investment income divided by average amortized cost of the investment portfolio. Yield on the investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our investment portfolio and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	September 30, 2019	December 31, 2018
Corporate debt securities	61%	58%
Asset-backed securities	16	18
Municipal debt securities	10	10
Cash, cash equivalents, and short-term investments	9	9
U.S. treasury securities and obligations of U.S. government agencies	4	5
Total	100%	100%

Investment portfolio ratings at fair value (1)	September 30, 2019	December 31, 2018
AAA	19%	22%
AA(2)	15	18
A(2)	51	42
BBB(2)	15	18
BB(3)	—	—
Total	100%	100%

(1)	Excluding certain operating cash accounts.

(2)	Includes +/– ratings.

(3)	We held one security with a BB rating at December 31, 2018, which is not identifiable in the table due to rounding.
Our investments are rated by one or more nationally recognized statistical rating organizations. If multiple ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Investment Securities - Other-than-Temporary Impairment (OTTI)
As of September 30, 2019, we held no other-than-temporarily impaired securities. During the nine months ended September 30, 2019, we recognized a $0.4 million OTTI loss in earnings related to the planned sale of a security in a loss position that was disposed of in April 2019. We did not recognize any OTTI losses for the three months ended September 30, 2019 or the three and nine months ended September 30, 2018. There were no credit losses recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income (loss) for the three or nine months ended September 30, 2018.
Other Items
Off-Balance Sheet Arrangements and Contractual Obligations
We had no material off-balance sheet arrangements as of September 30, 2019. In connection with the ILN Transactions, we have certain future contractual commitments to the Oaktown Re Vehicles, special purpose VIEs that are not consolidated in our financial results. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 1. Organization, Basis of Presentation and Summary of Accounting Principles."

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
The carrying value of our investment portfolio as of September 30, 2019 and December 31, 2018 was $1.1 billion and $911 million, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of September 30, 2019, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.38 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.38% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 3.53 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.53% in fair value of our fixed income portfolio.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2019 pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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

21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018;
(iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2019 and 2018;
(iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and
(v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

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
Date: November 6, 2019

By: /s/ Adam S. Pollitzer
Name: Adam S. Pollitzer
Title: Chief Financial Officer and Duly Authorized Signatory