Form 10-K
period 2019-12-31
NMI Holdings, Inc.
filed 2020-02-14
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 001-36174

NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware					45-4914248
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)

2100 Powell Street	,	Emeryville	,	CA	94608
(Address of principal executive offices)					(Zip Code)

(855) 530-6642
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $.01 par value per share	NMIH	NASDAQ

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
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the calculated aggregate market value of common stock held by non-affiliates was $1,617,138,263
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on February 11, 2020 was 68,438,109 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2019.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and the U.S. Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward looking. These statements are often, but not always, made through the use of words or phrases such as "anticipate," "believe," "can," "could," "may," "predict," "potential," "should," "will," "estimate," "plan," "project," "continuing," "ongoing," "expect," "intend" or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. All forward looking statements are necessarily only estimates of future results, and actual results may differ materially from expectations. You are, therefore, cautioned not to place undue reliance on such statements which should be read in conjunction with the other cautionary statements that are included elsewhere in this report. Further, any forward looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. We have based these forward looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy and financial needs. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward looking statements including, but not limited to:

•
changes in the business practices of Fannie Mae and Freddie Mac (collectively, the GSEs), including decisions that have the impact of decreasing or discontinuing the use of mortgage insurance as credit enhancement generally, or with first time homebuyers or on very high loan-to-value mortgages;

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

•
adoption of new or changes to existing laws and regulations that impact our business or financial condition directly or the mortgage insurance industry generally or their enforcement and implementation by regulators including any action by the Consumer Financial Protection Bureau to address the planned expiration of the "QM Patch" under the Dodd-Frank Act Ability to Repay/Qualified Mortgage rule;

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
Unless expressly indicated or the context requires otherwise, the terms "we," "our," "us," "Company" and "NMI" in this document refer to NMI Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries on a consolidated basis.

PART I
Item 1. Business
General
We provide mortgage insurance (referred to as "mortgage insurance" or "MI") through our wholly-owned insurance subsidiaries, National Mortgage Insurance Corporation (NMIC) and National Mortgage Reinsurance Inc One (Re One). NMIC and Re One are domiciled in Wisconsin and principally regulated by the Wisconsin Office of the Commissioner of Insurance (Wisconsin OCI). NMIC is our primary insurance subsidiary, and is approved as an MI provider by the GSEs and is licensed to write MI coverage in all 50 states and D.C. Re One provides reinsurance to NMIC on certain insured loans after giving effect to third-party reinsurance. Our subsidiary, NMI Services, Inc. (NMIS), provides outsourced loan review services to mortgage loan originators.
MI protects lenders and investors from default-related losses on a portion of the unpaid principal balance of a covered mortgage. MI plays a critical role in the U.S. housing market by mitigating mortgage credit risk and facilitating the secondary market sale of high loan-to-value (LTV) (i.e., above 80%) residential loans to the GSEs, who are otherwise restricted by their charters from purchasing or guaranteeing high-LTV mortgages that are not covered by certain credit protections. Such credit protection and secondary market sales allow lenders to increase their capacity for mortgage commitments and expand financing access to existing and prospective homeowners.
NMI Holdings, Inc. (NMIH), a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of December 31, 2019, we had master policies with 1,476 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of December 31, 2019, we had $97.3 billion of total insurance-in-force (IIF), including primary IIF of $94.8 billion, and $24.3 billion of gross risk-in-force (RIF), including primary RIF of $24.2 billion. For the year ended December 31, 2019, we generated new insurance written (NIW) of $45.1 billion. As of December 31, 2019, we had 321 full- and part-time employees..
We believe that our success in acquiring a large and diverse group of lender customers and growing a portfolio of high-quality IIF traces to our founding principles, whereby we aim to help qualified individuals achieve their homeownership goals, ensure that we remain a strong and credible counter-party, deliver a unique customer service experience, establish a differentiated risk management approach that emphasizes the individual underwriting review or validation of the vast majority of the loans we insure, utilize our proprietary Rate GPSSM pricing platform to dynamically evaluate risk and price our policies, and foster a culture of collaboration and excellence that helps us attract and retain experienced industry leaders.
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
According to statistics published by the U.S. Federal Reserve, the U.S. residential mortgage market is one of the largest in the world, with more than $11 trillion of mortgage debt outstanding as of December 31, 2019, and includes both primary and secondary components. The primary market consists of lenders originating home loans to borrowers and includes loans made in connection with home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions that buy and sell mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities.
The U.S. residential mortgage market attracts and involves participation from a range of private and governmental institutions. Private industry participants include national and regional mortgage banks, money center banks, mortgage brokers, community banks, builder-owned mortgage lenders, internet-sourced lenders, commercial, regional and investment banks, savings institutions, credit unions, real estate investment trusts (REITs) and other financial institutions. Government participants include government agencies such as the government MIs (e.g., FHA, USDA and VA) and Ginnie Mae, as well as government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

GSEs
The GSEs are the largest participants in the secondary mortgage market, buying residential mortgages from banks and other primary lenders in connection with their federal mandate to provide liquidity and promote stability in the U.S. housing finance system. The GSEs' charters prohibit them from purchasing or guaranteeing high-LTV loans unless such loans are covered by an authorized form of credit enhancement, including insurance from a GSE-approved MI company, retention by the mortgage seller of at least a 10% participation in the loan or agreement by the seller to repurchase or replace the loan in the event of a default. As the largest participants in the secondary mortgage market, the GSEs are the principal purchasers of mortgages insured by mortgage insurers, including NMIC. As a result, the private MI industry in the U.S. is driven in large part by the GSEs' demand for high-LTV loans, mortgage insurance requirements and business practices. See "Business - U.S. Mortgage Insurance Regulation - GSE Oversight," below.
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
The private MI industry is highly competitive and currently consists of six active participants, including us, Arch Capital Group Ltd., Essent Group Ltd. (Essent), Genworth Financial, Inc., MGIC Investment Corporation (MGIC), and Radian Group Inc. (Radian). Private mortgage insurers generally compete based on terms of coverage, underwriting guidelines, pricing, customer service (including speed of MI underwriting and decisioning), availability of ancillary products and services (including training and loan review services), financial strength, customer relationships, name recognition and reputation, the strength of management teams and sales organizations, the effective use of technology, and innovation in the delivery and servicing of insurance products. We expect the MI market to remain competitive, with pressure for industry participants to grow or maintain their market share.
We and other private mortgage insurers also compete directly with the government MI companies, who significantly increased their share in the MI market following the 2008 financial crisis. Prior to the financial crisis, private mortgage insurers accounted for the majority of the insured mortgage origination market. During the financial crisis, the government MIs captured an increasing share of the high-LTV MI market as incumbent private mortgage insurers came under significant financial stress. According to data reported by Inside Mortgage Finance, in 2007, government MIs accounted for 23% of the total insured mortgage origination market. By 2009, government MI share had peaked at approximately 82% of the total insured mortgage origination market. Government MI share has since declined and is estimated to have been 54% in 2019. Previous rate actions and product introductions continue to impact the government MIs' market share and by extension the private MI market. Although there has been broad policy consensus toward the need for increasing private capital participation and decreasing government exposure to credit risk in the U.S. housing finance system, it remains difficult to predict whether the combined market share of government MIs will recede to pre-2008 levels. A range of factors influence a lender's decision to choose private over government MI, including among others, GSE demand, premium rates and other charges, loan eligibility requirements, cancelability, loan size limits and the relative ease of use of private MI products compared to government MI alternatives.
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
Our maximum obligation with respect to a claim is generally determined by multiplying the selected coverage percentage by the loss amount on an insured loan. The loss amount is defined in our master mortgage insurance policy (together with any related endorsements, the Master Policy) and includes unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure or sale of the property securing the insured loan. See "Business - Defaults and Claims; Loss Mitigation - Defaults and Claims," below for a description of our claim settlement processes.
The terms of our primary mortgage insurance coverage are governed by the Master Policy, which we issue to each approved lender with which we do business. The Master Policy sets forth the terms and conditions of our MI coverage, including, among others, loan eligibility requirements, coverage terms, premium payment obligations, exclusions or reductions in coverage, rescission and rescission relief provisions, policy administration requirements, conditions precedent to payment of a claim and loss payment procedures. We are currently implementing a new master mortgage insurance policy that will replace our existing Master Policy (the 2014 Master Policy) and provide terms of coverage for NIW associated with MI applications we receive on and after March 1, 2020 (the 2020 Master Policy, and together with the 2014 Master Policy, the Master Policies). IIF written prior to March 1, 2020 will continue to be covered under our 2014 Master Policy. Our Master Policies are publicly available on our website. Upon receipt of an insurable loan, we issue a certificate of insurance that extends coverage for such loan under the applicable Master Policy. See "Business - Underwriting," below for a description of our underwriting processes. Our MI coverage attaches at a loan level and remains in effect whether a mortgage is retained by the originating lender or sold, assigned or otherwise transferred in the secondary market. We consider the original lender or any subsequent owner of an insured loan to be our insured or, with respect to the GSEs, third-party beneficiaries under our Master Policies.
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
In general, premiums are calculated as a percentage of the original principal balance of an insured loan. We have four premium plans:

•	single — entire premium is paid upfront at the time coverage is placed;

•	annual — premiums are paid in advance for a subsequent 12 month period over the life of a policy;

•	monthly — premiums are paid in advance on a monthly basis over the life of the policy; and

•	Monthly Advantage® — premiums are billed upon our receipt of notice of a mortgage close and then paid in arrears on a monthly basis over the life of the policy.

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
We did not write any pool insurance in 2019 and at present do not expect to write any meaningful amount of pool insurance in the near future.
Loan Review Services
We offer outsourced loan review services to mortgage originators through NMIS. In connection with these services, NMIS reviews loan data and documentation and assesses whether individual loan applications comply with the originator's and/or GSE underwriting guidelines. We provide loan review services for mortgages that require MI and those that do not. Under the terms of its loan review agreements, NMIS provides customers with limited indemnification against losses for certain material loan review errors. The indemnification may be in the form of monetary or other remedies, subject to per loan and annual limits. NMIS utilizes third party service providers to conduct individual loan reviews.
Customers
Since our inception, we have sought to establish customer relationships with a broad group of mortgage lenders. As of December 31, 2019, we had Master Policies with 1,476 customers. We classify our customers into two primary categories, which we refer to as "National Accounts" and "Regional Accounts." We consider National Accounts to be the most significant residential mortgage originators as determined by the combined volume of their own "retail" originations and insured business they acquire from "correspondents," or other smaller mortgage originators. National Account lenders primarily sell their loans to the GSEs or, less frequently, to private label secondary markets. National Account lenders may also retain loans they originate or purchase in their portfolios. Regional Account lenders typically originate loans on a local or regional level. Some Regional Account lenders have origination platforms that span multiple regions; however, their primary lending focus is local. Regional Account lenders sell the majority of their origination volume to National Accounts; however, they may also retain loans in their portfolios or sell portions of their production directly to the GSEs.
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
Customers exceeding 10% of consolidated revenues
No individual customer accounted for greater than 10% of our consolidated revenues in 2019.
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

•
Delegated: We provide eligible customers who we have vetted and approved with the ability to directly underwrite our policies and bind our coverage based on pre-established eligibility rules, approved underwriting guidelines and according to the terms of our Master Policy. We offer delegated underwriting to lenders that have a track record of originating quality mortgage loans and meet our delegated authority approval requirements. To complete the underwriting process and bind coverage, delegated lenders are required to provide us with certain loan characteristics to demonstrate such loans meet our threshold eligibility rules. Our delegated eligibility rules are programmed into our insurance management system, which provides us the ability to automatically reject policies that fail to meet threshold requirements.

Lenders elect whether to be non-delegated or delegated customers at the time they apply to become Master Policy holders. Non-delegated lenders deliver all MI applications to us on a non-delegated basis. Certain delegated lenders may choose to deliver some or all of their MI applications to us on a non-delegated basis, but retain their authority to underwrite our MI on a delegated basis.
We employ a team of experienced underwriters who review and evaluate our non-delegated loan submissions. Our underwriters are located remotely across the continental United States, facilitating our ability to service our customers nationwide across the different time zones. We also engage third-party underwriting service providers (USPs) who provide us with incremental underwriting capacity. We train and require our USPs to follow the same processes and underwriting guidelines that our own employees follow when rendering insurance decisions.
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
Independent Validation and Rescission Relief
We offer post-closing underwriting reviews, which we refer to as "independent validations," for both non-delegated and delegated loans, as described below. Upon satisfactory completion of an independent validation, which involves reviewing certain post-close documentation to confirm our original assessment of non-delegated loans and performing a comprehensive full-file review for delegated loans, we agree on an accelerated basis that we will not rescind coverage under certain circumstances. We believe our Master Policies set forth clear and straightforward terms regarding our rescission rights, including limitations on our right to rescind coverage when certain conditions are met, which we refer to as "rescission relief." National MI’s rescission relief program includes early and payment-based rescission relief options for both delegated and non-delegated loans, as described below.
In September 2018, the GSEs issued revised Amended and Restated GSE Rescission Relief Principles (RRPs), the rescission relief provisions that are required to, or may, be included in the master policies of GSE-approved mortgage insurers. We are implementing the 2020 Master Policy, in part, to provide terms of coverage that conform to the requirements of the revised RRPs for MI applications we receive on and after March 1, 2020. Our Master Policies generally provide us the ability to rescind coverage of a loan if there are material misrepresentations, significant underwriting defects and/or fraud in the origination process. When we rescind coverage of a loan, we cancel the certificate as of the original certificate effective date and return all premiums received related to the impacted loan.
To qualify for the earliest rescission relief we can provide on a loan, we are required to conduct an independent validation of such loan. Lenders have the ability to select whether or not to have insured loans subjected to our post-close independent validation processes. Subject to our validation of coverage of an insured loan, we stipulate in our Master Policies that we will not rescind coverage of such loan for certain material misrepresentations or underwriting defects, provided the terms of the applicable Master Policy are met. In our 2014 Master Policy, a loan may be eligible for early rescission relief following an independent validation, if the borrower makes the first 12 monthly mortgage payments on time. Under the 2020 Master Policy, we are required to grant rescission relief following our satisfactory completion of an independent validation, rather than waiting for the borrower to timely make the first 12 payments. In addition, the 2020 Master Policy provides for a "closing document exception", which permits eligible non-delegated lenders to obtain early rescission relief without post-close independent validations of qualifying loans, if the borrower timely makes the first 12 mortgage payments.
Insured loans that do not qualify for early rescission relief may still achieve rescission relief based on a borrower’s payment history at the 36th or 60th month, provided the conditions in the applicable Master Policy are satisfied. Under both of our Master Policies, if a lender has elected not to pursue independent validation and accelerated rescission relief, the loan is still eligible for rescission relief if it is current after 36 months and the borrower has had no more than two 30-day delinquencies and no 60-day or greater delinquencies during such 36-month period. The 2020 Master Policy further provides for a sunset of our rescission rights at the 60-month anniversary of the inception of coverage of an insured loan, provided such loan is then current or subsequently cures.
Our Master Policies include additional limitations on our ability to initiate certain investigations or to request information from our insureds after a loan has achieved rescission relief. On the other hand, rescission relief does not limit our rights and remedies (i.e., we retain our rescission rights) under certain life-of-coverage exclusions, including for fraud and pattern activity; however, the evidentiary standard we must meet to pursue these rights under the 2020 Master Policy is more stringent than in the current Master Policy.

Non-delegated lenders who desire our earliest rescission relief are required to submit additional loan documentation post-closing that allows us to independently validate such loans, including a loan's closing disclosures, note, executed mortgage and title insurance commitment. Loans from non-delegated lenders that do not achieve early rescission relief are eligible for 36-month or 60-month rescission relief in accordance with the terms of the applicable Master Policy.
Delegated lenders who desire our earliest rescission relief are required to submit a full file (which contains all the underwriting information and documentation otherwise required by us as part of a non-delegated review and the above-referenced post-closing documentation) after a loan's coverage effective date. We refer to our independent validation of delegated loans as our "Delegated Assurance Review" or "DAR" process. Through DAR, we assess and validate the MI underwriting process and decisions made by our delegated customers on an individual loan level basis. Loans from delegated lenders who choose not to participate in our DAR process are eligible for 36 or 60-month rescission relief in accordance with the terms of the applicable Master Policy.
All loans, whether included in our post-close validation processes or not, are eligible for review under our quality control process, and such QC reviews qualify as independent validations for such loans, making them eligible for early rescission relief.
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
Policy Pricing
We utilize a proprietary risk-based pricing platform, which we refer to as Rate GPS, to establish individualized premium rates for most new loans that we insure based on our modeled view of the relative risk and anticipated performance of each loan. Rate GPS considers a broad range of variables, including property type, type of loan product, borrower credit characteristics, and lender and market factors, and provides us with the ability to set and charge premium rates commensurate with the underlying risk of each loan that we insure.
We introduced Rate GPS in June 2018 to replace our previous rate card pricing system. While we expect most of our new business will be priced through Rate GPS, we also continue to offer a rate card pricing option to a limited number of lender customers who require a rate card for business process reasons.
Our pricing approach targets through-the-cycle returns that exceed our cost of capital. We believe the introduction and utilization of Rate GPS provides us with a more granular and analytical approach to evaluating and pricing risk, and that this approach enhances our ability to continue building a high-quality mortgage insurance portfolio and delivering attractive risk-adjusted returns.
Policy Servicing
Our Policy Servicing Department is responsible for various servicing activities related to Master Policy and certificate administration, premium billing and payment processing. Our Policy Servicing Department primarily interfaces with our insureds' mortgage loan servicers. Some insureds retain the servicing rights and responsibilities for their own loan originations, while others transfer such rights and responsibilities to third party servicers. A residential mortgage loan servicer handles the day-to-day tasks of managing a lender's loan portfolio, including processing borrowers' loan payments, paying MI premiums to the mortgage insurer, responding to borrower inquiries, keeping track of principal and interest payments, managing escrow accounts and initiating loss mitigation and foreclosure activities. Our servicing specialists are assigned to our servicers to assist with day-to-day transactions and monitoring of their insured loans.
Over time a servicer may change on an insured loan if the related servicing rights are transferred to a different servicer during the life of such loan. Servicing rights and responsibilities related to an insured loan may be sold, assigned or transferred, subject to all of the terms and conditions of the applicable Master Policy and to all defenses we may have had prior to any such sale, assignment or transfer. Under the Master Policy, if the servicing rights for a loan are sold, assigned or transferred to a servicer we approve, coverage of the loan will continue. We have the right under our Master Policy to revoke approval of a servicer; if the impacted insureds wish to maintain coverage of insured loans serviced by the disapproved provider, such insureds must find another servicer that we approve.
Our policies and procedures accommodate various methods for servicers to communicate loan and certificate information to us. Our Master Policies require our insureds, typically through their servicers, to regularly provide us with reports regarding the statuses of their insured loans, including information on both current and delinquent loans. Generally, servicers submit reports to us on a monthly basis. We are currently integrated with the two largest third-party mortgage servicing systems, Black Knight Financial Services and FiServ. We are also integrated directly with certain lender customers who manage their own servicing systems.  These parties' servicing platforms are used by the majority of our larger servicing accounts to exchange billing, payment and certificate level information on a daily or monthly basis.  Servicers may also use our own external facing servicing website to process their servicing transactions.
Defaults and Claims; Loss Mitigation
Defaults and Claims
The MI claim cycle begins with the receipt of a Notice of Default (NOD) for an insured loan from a loan servicer. Generally, our Master Policies require our insureds to notify us after a loan is two payments in default. Upon receipt of a 60-day NOD, we establish claim reserves. The incidence of default is affected by a variety of factors, many of which are unforeseen, including a borrowers' loss of income, unemployment, divorce, illness or death. Defaults that are not cured result in a claim to us. A default may be cured by a borrower remitting all delinquent loan payments, achieving a modification of loan terms, or refinancing the loan or selling the property and satisfying all amounts due under the loan.
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
Under the terms of our Master Policies, our insureds are generally required to file claims within 60 days of acquiring title to a property securing an insured loan (typically through foreclosure) or when there has been an approved short sale. In the years following the most recent financial crisis, foreclosure time-lines and the average time from initial default by a borrower to MI claim submission have extended due to legislation and GSE programs requiring mortgage servicers to mitigate losses by offering forbearance and loan modifications prior to pursuing foreclosure on delinquent loans. We have rights under our Master Policies to deny a claim under certain conditions, such as when a loan servicer does not produce documents necessary to perfect a claim or when the reason for our underlying loss associated with a claim is not covered by our Master Policies.
When we approve a claim, our Master Policies give us the option to pay (i) the coverage percentage specified for a loan, with the insured retaining title to the underlying property and receiving all proceeds from an eventual sale of the property (the percentage option), (ii) the actual loss incurred by the insured upon sale of the property to a third party, if less than the percentage option, or (iii) 100% of the insured's claim amount (i.e., the insured's loss on an insured loan, as defined in the Master Policy) in exchange for the insured's conveyance of good and marketable title to the property to us. If we elect to receive title to a property, we will market and sell the acquired property and retain all proceeds. We have opted to settle the significant majority of our claims paid to date through the percentage option.
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
Under our Master Policy, insureds, typically through their servicers, must obtain prior approval from us before executing a deed-in-lieu of foreclosure, short sale or loan modification. Our right to pre-approve these transactions provides us the ability to mitigate actual or potential loss on an insured loan by ensuring that properties are being marketed and sold at reasonable values and that, in appropriate cases, borrowers are offered modified loan terms that are structured to help them sustain their mortgage payments. Proceeds from approved third-party sales occurring before we settle a claim are factored into the claim settlement and can often mitigate the size of the insurance benefit we are responsible to pay. In connection with our approval rights for short sales or deed-in-lieu of foreclosure transactions, our Master Policies also provide us the right to obtain a contribution from borrowers with appropriate financial capacity, either in the form of cash or promissory notes, to cover a portion of our claim payments. We have entered into delegation agreements with the GSEs that provide them and their designated servicers the right to approve certain transactions on our behalf including pre-foreclosure sales, deeds-in-lieu and loan modifications for most GSE-owned loans that we insure.

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
Third-Party Reinsurance
We utilize third-party reinsurance to actively manage our risk, ensure compliance with PMIERs, state regulatory and other applicable capital requirements, and support the growth of our business. We currently have both excess of loss and quota share reinsurance agreements in place.
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
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease from the inception of each agreement over a 10-year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled. The respective outstanding reinsurance coverage amounts stop amortizing if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered.
Under the terms of each excess-of-loss reinsurance agreement, the Oaktown Re Vehicles are required to fully collateralize their outstanding reinsurance coverage amount to NMIC with funds deposited into segregated reinsurance trusts. Such trust funds are required to be invested in short-term U.S. Treasury money market funds at all times. Each Oaktown Re Vehicle financed its respective collateral requirement through the issuance of mortgage insurance-linked notes to unaffiliated investors. Such insurance-linked notes mature 10 years from the inception date of each reinsurance agreement. We refer to NMIC's reinsurance agreements with and the insurance-linked note issuances by Oaktown Re Ltd., Oaktown Re II, Ltd. and Oaktown Re III, Ltd. individually as the 2017 ILN Transaction, 2018 ILN Transaction and 2019 ILN Transaction, and collectively as the ILN Transactions.
The following table presents the inception date, covered production period, initial reinsurance coverage amount and initial and first layer retained aggregate loss under each of the ILN Transactions.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Initial First Layer Retained Loss
2017 ILN Transaction	May 2, 2017	1/1/2013 - 12/31/2016	$211,320	$126,793
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	264,545	125,312
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	123,424
NMIC holds optional termination rights under each ILN Transaction, including, among others, an optional call feature which provides NMIC the discretion to terminate the transaction on or after a prescribed date, and a clean-up call if the outstanding reinsurance coverage amount amortizes to 10% or less of the reinsurance coverage amount at inception or if NMIC reasonably determines that changes to GSE or rating agency asset requirements would cause a material and adverse effect on the capital treatment afforded to NMIC under a given agreement. In addition, there are certain events that trigger mandatory termination of an agreement, including NMIC's failure to pay premiums or consent to reductions in a trust account to make principal payments to noteholders, among others.
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
Quota share reinsurance
Under a quota share reinsurance agreement, the ceding insurer pays a premium in exchange for coverage on an agreed-upon portion of incurred losses. Quota share arrangements reduce net premiums written and earned and also reduce net RIF, providing capital relief to the ceding insurer and reducing incurred claims in accordance with the terms of the reinsurance agreement. In addition, reinsurers typically pay ceding commissions as part of quota share transactions, which offset the ceding company's acquisition and underwriting expenses. Certain quota share agreements include profit commissions that are earned based on loss performance and serve to reduce ceded premiums. NMIC entered into two quota share reinsurance treaties each with a syndicate of third party reinsurers, effective September 1, 2016 (the 2016 QSR Transaction) and January 1, 2018 (the 2018 QSR Transaction) collectively referred to as the QSR Transactions.
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
Under the terms of the 2018 QSR Transaction, NMIC cedes premiums earned related to 25% of the risk on eligible policies written in 2018 and 20% of the risk on eligible policies written in 2019, in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 20% ceding commission, and a profit commission of up to 61% that varies directly and inversely with ceded claims.
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
Effective April 1, 2019, NMIC elected to terminate its engagement with one reinsurer under the 2016 QSR Transaction on a cut-off basis. In connection with the termination, ceded premiums written under the 2016 QSR Transaction decreased from 25% to 20.5% on eligible policies. The termination had no effect on the cession of pool risk under the 2016 QSR Transaction.
For further discussion of the effect of reinsurance on our business, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Conditions and Trends Impacting our Business - Net Premiums Written and Net Premiums Earned - Effect of reinsurance on our results."
Enterprise Risk Management
We have established enterprise wide policies, procedures and processes to allow us to identify, assess, monitor and manage credit market and operational risks in our business, as well as other risks discussed below in Item 1A, "Risk Factors." Management of these risks is an interdepartmental endeavor including specific operational responsibilities and ongoing senior management and compliance personnel oversight. The Risk Committee of our Board of Directors (Board) has responsibility for oversight and review of our enterprise risk management approach and is supported by a management enterprise risk committee comprised of senior members of our management team and led by our Chief Risk Officer. Our internal audit function, which reports to the Audit Committee of our Board, provides independent ongoing assessments of our management of certain enterprise risks and reports its findings to our Board's Risk Committee. Our internal audit function also engages external resources to assist in the assessment of enterprise risks and our related control and monitoring processes.
Credit Market Risk
We have implemented a complementary range of strategies to actively monitor and manage the credit performance of our insured portfolio, including:

•
establishing prudential underwriting standards and loan-level eligibility matrices which describe the maximum LTV, minimum FICO, maximum borrower DTI ratio, maximum loan size, property type and occupancy status of loans that we will insure, and memorializing these standards and eligibility matrices in our underwriting guidelines;

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
Operational Risk
Operational risks are inherent in our daily business activities, and include, among others, the risk of damage to physical assets, reliance on outside vendors, continued access to qualified underwriting resources, cyber security threats, including breaches of our system or other compromises resulting in unauthorized access to confidential, private and proprietary information, reliance on a complex IT system and employee fraud or negligence. We seek to manage our operational exposures through a variety of standard risk management practices and procedures, such as purchasing hazard and cyber insurance coverage, maintaining oversight of third-party vendors, establishing IT system redundancy and security and disaster recovery practices, maintaining internal controls and ensuring appropriate segregation of duties.
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

•
integrating our platform with third-party technology providers used by our customers in their loan origination process to price and order our MI and in their servicing processes for servicing and maintaining their MI policies;

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

We utilize and develop technology that enhances our current operating capabilities and supports future growth, while allowing us to realize current efficiencies. We engage contractors to assist with the development and maintenance of certain areas of our IT architecture as a means to manage our technology costs and selectively draw in relevant expertise for particular projects.
Investment Portfolio
Our primary objectives with respect to our investment portfolio are to preserve capital and generate investment income, while maintaining sufficient liquidity to cover our operating needs. We aim to achieve diversification as to type, quality, maturity, industry and issuer. At December 31, 2019, our investment portfolio was comprised of fixed maturity securities including: U.S. Treasury securities and obligations of U.S. government agencies, municipal debt securities, corporate debt securities, and asset-backed securities. We also held other short-term investments (such as commercial paper).
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
Employees
As of December 31, 2019, we had 321 full- and part-time employees. None of our employees are party to a collective bargaining agreement. We utilize a third-party professional employer organization to manage our payroll administration and related compliance requirements.
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
On September 27, 2018, the GSEs published revised PMIERs that took effect and became applicable to NMIC on March 31, 2019 (the Revised PMIERs). The rules governing minimum required assets and calculation of available assets and the risk-based required asset amount remained largely the same under the Revised PMIERs, with a few differences in the elements that may (e.g., certain premiums receivable) and may not (e.g., funds withheld for the benefit of a reinsurer) be included in the calculation of available assets. The Revised PMIERs also introduced a comprehensive reinsurance counter-party grading framework, which includes a modest haircut (based on the credit rating of the reinsurer) to the capital credit available to an approved insurer for any un-collateralized reinsurance coverage.
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
State Mortgage Insurance Regulation
Certificates of Authority
NMIC holds a certificate of authority, or insurance license, in all 50 states and D.C. As a licensed insurer in these jurisdictions, NMIC is subject to ongoing financial reporting, examination and disclosure requirements relating to its business, operations, management or affiliate arrangements.
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
As the ultimate controlling parent of an insurance holding company system, NMIH is registered with the Wisconsin OCI, which is NMIC and Re One's primary regulator, and must provide insurance holding company annual audited consolidated financial statements and other information to the Wisconsin OCI on an ongoing basis. We, as an insurance holding company, and each of our affiliates, are prohibited from engaging in certain transactions with our insurance subsidiaries without disclosure to, and in some instances, prior approval by, the Wisconsin OCI. Like all other states, Wisconsin regulates transactions between domestic insurance companies and their controlling stockholders or affiliates. Under Wisconsin law, all transactions involving us, or an affiliate, and an insurance subsidiary, must conform to certain standards including that the transaction be "reasonable and fair" to the insurance subsidiary. Wisconsin law also provides that disclosure of certain transactions must be filed with the Wisconsin OCI at least 30 days before the transaction is entered into and that these transactions may be disapproved by the Wisconsin OCI within that period.
Under Wisconsin law, domestic insurers, such as NMIC, are required to submit and obtain prior Wisconsin OCI approval on all reinsurance agreements with non-affiliate reinsurers. In addition, the Wisconsin OCI requires that reinsurance agreements with non-authorized and non-accredited reinsurers be collateralized through letters of credit and/or trust accounts in order for a domestic insurer to take credit for reinsurance on its statutory balance sheet.
Wisconsin's insurance regulations generally provide that no person may merge with or acquire control (which is defined as possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract, by common management or otherwise) of us or our insurance subsidiaries unless the merger or transaction in which control is acquired has been approved by the Wisconsin OCI. Wisconsin law provides for a rebuttable presumption of control when a person owns or has the right to vote, directly or indirectly, more than 10% of the voting securities of a company. Pursuant to applicable Wisconsin regulations, voting securities include securities convertible into or evidencing the right to acquire securities with the right to vote. For purposes of determining whether control exists, the Wisconsin OCI may aggregate the direct or indirect ownership of us by entities under common control with one another. Notwithstanding the presumption of control, any person or persons acting in concert or whose shares may be aggregated for purposes of determining control, may file a disclaimer of affiliation with the Wisconsin OCI if they do not intend to control or direct or influence the management of a domestic insurer. Such disclaimer will become effective unless it is expressly "disapproved" by the Wisconsin OCI within 30 days. In addition, the insurance regulations of certain states require prior notification to the state's insurance department before a person acquires control of an insurance company licensed in such state. An insurance company's licenses to conduct business in those states could be affected by any such change in control. As of the date of this report, we are aware of one NMIH stockholder that owns more than 10% of our shares of common stock. We understand that this stockholder has filed a disclaimer of control with the Wisconsin OCI in connection therewith, which has not been disapproved.
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
In addition to Wisconsin, other states may limit or restrict our insurance subsidiaries' ability to pay stockholder dividends. For example, California and New York prohibit mortgage insurers licensed in such states from declaring dividends except from undivided profits remaining above the aggregate of their paid-in capital, paid-in surplus and contingency reserves. In addition,

Florida requires mortgage insurers to hold capital and surplus not less than the lesser of (i) 10% of its total liabilities, or (ii) $100 million. It is possible that Wisconsin, or other states, will adopt revised statutory provisions or interpretations of existing statutory provisions that will be more or less restrictive than those described above or will otherwise take actions that may further restrict the ability of our insurance subsidiaries to pay dividends or make distributions or returns of capital.
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
Under applicable Wisconsin law and the laws of 15 other states, a mortgage insurer must maintain a minimum amount of statutory capital relative to its RIF in order for the mortgage insurer to continue to write new business. These are typically referred to as "risk-to-capital (RTC) requirements." While formulations of minimum capital may vary in certain jurisdictions, the most common measure applied allows for a maximum permitted RTC ratio of 25:1. Wisconsin has formula-based limits that generally result in RTC limits slightly higher than the 25:1 ratio.
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
State insurance regulators also have the authority to make changes to current regulations governing mortgage insurance, including, among other things, capital requirements, underwriting standards, claims practices and market conduct regulation. The National Association of Insurance Commissioners (NAIC) has formed a working group within its Financial Condition (E) Committee, the Mortgage Guaranty Insurance Working Group (the Working Group), to discuss, develop and recommend changes to the solvency and market practices regulation of mortgage insurers, including changes to the Mortgage Guaranty Insurers Model Act (Model Act). Proposed amendments to the Model Act include, among other changes, adoption of a risk-based capital model. We, along with other mortgage insurers, have provided feedback to the Working Group since early 2013, including comments on the risk-based capital approach.
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
Housing Finance Reform
The federal government currently plays a dominant role in the U.S. housing finance system through the GSEs and government MIs (i.e., the FHA, USDA and VA) and Ginnie Mae. There is broad policy consensus toward the need for increasing private capital participation and decreasing government exposure to credit risk in the U.S. housing finance system. However, to date there has been a lack of consensus with regard to the specific changes necessary to return to a larger role for private capital and what size the government's role should be. On September 6, 2008, the FHFA used its authority to place the GSEs into conservatorship. As the GSEs' conservator, the FHFA has the authority to control and direct the GSEs' operations, and the FHFA's policy objectives can result in changes to the GSEs' requirements and practices. With the GSEs in a prolonged conservatorship, there has been ongoing debate over the future role and purpose of the GSEs in the U.S. housing market. Since 2011, there have been numerous legislative proposals intended to incrementally scale back or eliminate the GSEs (such as a statutory mandate for the GSEs to transfer mortgage credit risk to the private sector) or to completely reform the housing finance system. Congress, however, has not enacted any legislation to date.
There has recently been increased focus on the possibility of administrative reform that the White House and Treasury Department, in collaboration with the Director of the FHFA, may pursue independent of any legislative action. On September 5, 2019, in response to a Presidential Memorandum issued on March 27, 2019, the Treasury Department released a Housing Reform Plan that included a compilation of legislative and administrative recommendations for reforms to achieve the goals of (i) ending the conservatorships of the GSEs, (ii) advancing competition in the housing finance market, (iii) setting regulations for the GSEs that provide for their safety and soundness and limit their risk to the financial stability of the United States, and (iv) providing proper compensation to the United States government for any explicit or implicit support it provides to the GSEs. Additionally, the Director of the FHFA has publicly stated his priority for exiting the GSEs from conservatorship during his five-year term which began in April 2019. Between the Director of the FHFA and the Treasury Department, they possess significant capacity to effect administrative GSE reforms.
The passage and timing of comprehensive GSE reform or incremental change (whether legislative or administrative in nature) is uncertain, making the actual impact on us and our industry difficult to predict. Any such changes that come to pass could have a significant impact on our business. In addition, while the GSEs remain in conservatorship, the Director of the FHFA may exercise his oversight authority over the GSEs differently than previous Directors and/or have different objectives with regard to the GSEs' operations. Any such changes in how the FHFA engages with and influences the GSEs could have a significant impact on our business.
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

The Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) amended certain provisions of TILA, RESPA and other statutes that have had a significant impact on our business and the residential mortgage market. The Dodd-Frank Act created the Consumer Financial Protection Bureau (CFPB), a federal agency with responsibility for regulating and enforcing the offering and provision of consumer financial products and services under the federal consumer financial laws. Actions taken or rules implemented by the CFPB have the potential to impact the overall housing finance market, and by extension the private MI industry and our business. Leadership at the CFPB changes from time-to-time, and given the significant independence of the Director of the CFPB in enforcing and administering its authority, it is difficult to predict whether or how the CFPB might seek to implement these laws in the future.
Ability-to-Repay Rule
In January 2014, the CFPB implemented the Dodd-Frank Act Ability to Repay (ATR) mortgage provisions, which govern the obligation of lenders to determine a borrower's ability to pay when originating a mortgage loan covered by the rule. A subset of mortgages within the ATR rule are known as "qualified mortgages" (QMs), which generally are defined as loans without certain risky features, such as negative amortization, points and fees in excess of 3% of the loan amount, borrowers with DTI ratios in excess of 43% and terms exceeding 30 years. QMs under the rule benefit from a statutory presumption of compliance with the ATR rule, thus potentially mitigating the risk of the liability of the creditor and assignees of the loan under TILA. The rule also provides a temporary category of QMs that have more flexible underwriting requirements so long as they satisfy the general product feature requirements of QMs (other than borrower DTI) and so long as they meet the underwriting requirements of the GSEs (the QM Patch). The QM Patch is scheduled to phase out upon the earlier to occur of the end of conservatorship or receivership of the GSEs or January 10, 2021. In July 2019, the CFPB announced their intent to study possible amendments to the ATR/QM rules in anticipation of the planned expiration of the QM Patch on January 10, 2021, or following a short extension. On January 17, 2020, the CFPB announced that the CFPB will propose an amendment to the ATR/QM rule that would move away from DTI, extend the date of expiration of the QM Patch beyond January 10, 2021 and issue by May 2020 a Notice of Proposed Rulemaking seeking comments on proposed amendments to the ATR/QM rule. The expiration of the QM Patch or any action by Congress or the CFPB to modify it could affect the residential mortgage market and demand for private mortgage insurance.
The Dodd-Frank Act also gave statutory authority to HUD, the VA, and the USDA to develop their own definitions of "QM," which they have completed. To the extent lenders find that these agencies' definitions of QM are more favorable to certain segments of their borrowers, they may choose government MI products over private MI products.
We, along with other industry participants, have observed that the significant majority of covered loans made after the effective date of the CFPB's ATR rule have been QMs. We expect that most lenders will continue to be reluctant to make loans that do not qualify as QMs because absent full compliance with the ATR rule, such loans will not be entitled to a "safe-harbor" presumption of compliance with the ability-to-pay requirements.
The ATR rule may continue to impact the mortgage insurance industry in other ways, including because the ATR rule has given rise to a subset of borrowers who cannot meet the regulatory QM standards, thus restricting their access to mortgage credit and reducing the size of the mortgage market. While Congress is considering certain reforms that may address this restrictiveness, there is no certainty about whether legislation will be enacted or be successful in increasing access to mortgage loans for affected borrowers. The CFPB recently completed its statutorily mandated assessment of the ATR rule's impact and effectiveness in meeting its objectives. It is unclear what, if any, changes the CFPB may implement to address the findings of this assessment, including in connection with its broader review of amendments to the ATR/QM rules in anticipation of the QM Patch planned expiration.
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
Under the "Standardized Approach" in the U.S. Basel III capital rules, loans secured by one-to-four-family residential properties (residential mortgage exposures) receive a 50% or 100% risk weight. Generally, first lien residential mortgage exposures that are prudently underwritten, including with respect to regulatory standards for LTV limits, and that are performing according to their original terms receive a 50% risk weight, while all other residential mortgage exposures are assigned a 100% risk weight. The banking regulators clarified in a set of frequently asked questions issued in March 2015 that LTV ratios can account for private MI in determining whether a loan is made in accordance with prudent underwriting standards for purposes of receiving a 50% risk weight. A mortgage exposure guaranteed by a government MI will have a risk weight of 20%.
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
Current Expected Credit Loss Model
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326) which will be effective for public business entities in fiscal years beginning after December 15, 2019. This standard changes the accounting for credit losses for certain instruments and applies to financial assets measured at amortized cost, including residential mortgage loans.  The new measurement approach based on expected losses, commonly referred to as the current expected credit loss (commonly known as CECL) model will require financial institutions to measure the life-time expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This is expected to result in earlier recognition of credit losses as reserves are required to be recorded for lifetime losses at origination. However, public entities subject to the new measurement and disclosure standard will be allowed to consider mitigating factors, such as credit enhancement, when estimating lifetime credit losses. Private mortgage insurance is considered an acceptable form of credit enhancement for such purposes and will provide an offset to a portion of the lifetime loss reserving requirements. Private mortgage insurance is expected to reduce volatility that CECL introduces and offset the impact to pricing and financial statements.  We believe the continued use of private MI will benefit financial institutions as they adopt this standard; however, as the accounting change has just become effective, it is difficult to predict what, if any, impact it will have on the private MI industry.
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
Homeowners Protection Act of 1998
HOPA provides for the automatic termination, or cancellation upon a borrower's request, of BPMI, as defined in HOPA, upon satisfaction of certain conditions. HOPA requires that lenders give borrowers certain notices with regard to the automatic termination or cancellation of BPMI. These provisions apply to BPMI for purchase money, refinance and construction loans secured by the borrower's principal dwelling. Loans insured by government MIs are not covered by HOPA. Under HOPA, automatic termination of BPMI would generally occur when the mortgage is first scheduled to reach an LTV of 78% of the home's original value, assuming that the borrower is current on the required mortgage payments. A borrower who has a "good payment history," as defined by HOPA, may generally request cancellation of BPMI when the LTV is first scheduled to reach 80% of the home's original value or when actual payments reduce the loan balance to 80% of the home's original value, whichever occurs earlier. If BPMI coverage is not canceled at the borrower's request or by the automatic termination provision, the mortgage servicer must terminate such BPMI coverage by the first day of the month following the date that is the midpoint of the loan's amortization, assuming the borrower is current on the required mortgage payments.
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
Mortgage Insurance Tax Deduction
In 2006, Congress enacted a private mortgage insurance tax deduction on a temporary basis through the end of 2011. Upon expiration in 2011, Congress temporarily extended the deduction for each tax year from 2012 through 2017. Congress recently temporarily extended the deduction through December 31, 2020 and retroactively restored deductibility for the 2018 and 2019 tax years. Elimination of the private mortgage insurance tax deduction could have the effect of reducing demand for private MI products. Congress has periodically considered proposed legislation that would make the private mortgage insurance tax deduction permanent, but to date has not enacted any such legislation. Under the Tax Cuts and Jobs Act (TCJA) enacted in December 2017, Congress increased the standard deduction for individuals and maintained the tax deductibility of second mortgages. The combination of maintaining the deduction for second mortgages and not extending deductibility for private MI under the TCJA could have the effect of reducing demand for private MI products.
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
Certain of our competitors are subsidiaries of larger and more diversified corporations that may have access to greater amounts of capital and financial resources than we do, or a lower cost of capital, and some have better financial strength ratings than we have. As a result, they may be better positioned to compete in and outside of the traditional MI market, including when the GSEs pursue alternative forms of credit enhancement other than private MI. In particular, in 2018, each GSE began piloting a new credit risk transfer program under which the GSE purchases high-LTV loans (i.e., LTVs above 80%) without MI and subsequently places mortgage insurance with a captive insurer controlled by one of our competitors, which captive in turn cedes 100% of the risk to a panel of offshore reinsurers. Freddie Mac's program is known as IMAGIN and Fannie Mae's program is known as Enterprise-Paid Mortgage Insurance or EPMI. We believe these programs compete with traditional LPMI products offered by private MI companies, including ours, and they may gain traction in the market if, and to the extent, the pricing for these products is lower than prevailing LPMI rates and features of the GSEs' offerings cause originators and the GSEs to materially modify their historical preference for private MI as credit enhancement on high-LTV loans. In addition, the pricing of the IMAGIN and EPMI programs and competing LPMI products may allow these products to begin to impinge on BPMI market share, or may cause MIs, including NMIC, to reduce BPMI rates to more effectively compete with these products.
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

Our NIW volumes could be adversely affected if lenders and investors select alternatives to private MI.
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

•	borrowers paying cash or making large down payments versus securing mortgage financing.
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
During the 2008 financial crisis, the government MIs, principally the FHA and VA, captured an increasing share of the high-LTV MI market. While declining from peak market share, government MIs' market share remains substantially above their historical levels. Government mortgage insurance programs are not subject to the same capital requirements, costs of capital, risk tolerance or business objectives that we and other private mortgage insurers are, and therefore, generally have greater financial flexibility in setting their pricing, guidelines and capacity, which could put us at a competitive disadvantage. Although there has been broad policy consensus toward the need for private capital to play a larger role and government credit risk to be reduced in the U.S. housing finance system, it remains difficult to predict whether the combined market share of the government MIs will recede to pre-2008 levels. These agencies may continue to maintain a strong combined market position and could increase their market share in the future.
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

•	difference in the spread between GSE mortgage-backed securities and Ginnie Mae mortgage-backed securities;

•	increase in government MIs' loan limits above GSE loan limits;

•	change in GSEs' demand to participate in the high-LTV or first-time homebuyer origination market; and

•	perceived operational ease of using insurance from government MIs compared to private MI.

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
The success of our mortgage insurance business is highly dependent on our ability to attract and retain as customers the most significant mortgage lenders in the U.S., measured through the combined volume of their retail originations and/or the insured loans they may acquire from other originators. As a result of their size and market share, these entities originate a significant majority of high-LTV mortgages in the U.S. and, therefore, influence the size and pricing of the MI market. We are currently doing business with a majority of these lenders. However, there is no assurance we will receive approvals from each of the remaining lenders to transact MI business with them or that those lenders who have approved us will continue to maintain our business relationship. If we are unable to maintain our approved status with one or more of these mortgage lenders, our business, financial condition and operating results could be adversely impacted.
We cannot be certain that any loss of business from one or more customers would be replaced from other new or existing lender customers. Some lenders may decide to write business only with certain mortgage insurers based on their views with respect to an insurer's pricing, price delivery system, service levels, underwriting guidelines, servicing and loss mitigation practices, financial strength or other factors. Our customers may choose to diversify the mortgage insurers with which they do business, which could negatively affect our level of NIW and our market share. In addition, our Master Policy does not require our customers to do business with us. Loss of business from significant customers, if not offset by additional business from other customers, could have an adverse effect on the amount of new business we are able to write, and consequently, our financial condition and operating results.
If the volume of high-LTV loan originations declines, our NIW volume could decline, which would reduce our revenues.
Our NIW volume and revenues, in part, depend on the volume of high-LTV loan originations and may be negatively affected if the volume declines. The factors that affect the volume of high-LTV loan originations include, among other things:

•
the level of loan interest rates. Higher interest rates may increase the potential housing costs of consumers hoping to purchase homes, which may have the effect of reducing the pool of potential borrowers available to purchase homes;

•	restrictions on mortgage credit due to more stringent underwriting standards, more restrictive regulatory and capital requirements and lender liquidity issues;

•	the health of the real estate industry and the national economy and conditions in regional and local economies;

•	housing affordability;

•	population trends, including the rate of household formation, preferences of potential mortgage borrowers and cultural shifts;

•	the rate of home price appreciation, which in times of heavy refinancing can affect whether refinance loans have LTVs that require MI;

•	deductibility of mortgage interest or other changes in tax policy, including the TCJA of 2017, which may have an effect on the residential housing market;

•	U.S. government housing policy encouraging loans to first-time homebuyers;

•	GSEs' demand to participate in the high-LTV or first-time homebuyer origination market; and

•	the extent to which the GSEs' guaranty and other fees, credit underwriting guidelines and other business terms affect lenders' willingness to extend credit for high-LTV mortgages.
A decline in the volume of high-LTV loan originations could decrease demand for MI, decrease our NIW and therefore reduce our revenues and have a material adverse effect on our operating results.

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
The premiums we charge may be insufficient to cover claim payments and our operating costs.
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
We set premiums at the time our policies are issued based on a broad range of variables, including property, loan, borrower, lender and market (e.g., tax reform) factors to target through-the-cycle returns that exceed our cost of capital. The premium from a single premium policy is collected up front and generally earned over the estimated life of the policy. In contrast, premiums from a monthly premium policy are received and earned each month over the life of the policy and generally cannot be adjusted after coverage is placed. Each year, most of our premiums will be from insurance that has been written in prior years. As a result, the length of time insurance remains in force, which is also generally referred to as persistency, is a primary determinant of our future revenues and claims paying resources.
A lower level of persistency could reduce our future revenues from our monthly-paid premium products, which constituted about 75% of our primary IIF at year-end 2019. Higher than expected persistency rates could negatively impact our future profitability on monthly premium policies if market and economic conditions change significantly from those we expected when we established the premium rates. In addition, a higher than expected persistency rate will decrease the profitability from single premium policies if they will remain in force longer than was estimated when the policies were written.
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

•
cancellation of BPMI mandated by the HOPA, with the time-frames for HOPA required cancellations generally accelerating in a lower interest rate environment relative to a higher interest rate environment, and mortgage insurance cancellation policies of the GSEs and other mortgage investors.

In 2019, mortgage interest rates decreased over the course of the year and have remained near historical lows, primarily as a result of changes in monetary policy by the Federal Reserve. We expect the low interest rate environment to drive higher levels of refinancings in the mortgage market, including with respect to loans we insure with interest rates that are higher than the current prevailing rates. We could experience significant turnover in our IIF if the current low-rate environment persists over a prolonged period of time, which could negatively impact our future revenues. We are unsure, however, what the ultimate impact on our revenues will be as insured mortgages are refinanced, because the number of policies we write for replacement mortgages may be more or less than the terminated policies associated with the refinanced mortgages and could be written at lower premium rates.
We are outsourcing the underwriting of our mortgage insurance on certain loans to third-party underwriting service providers (USPs). If these USPs fail to adequately perform their underwriting services or place our coverage on loans we would deem ineligible, we could experience increased claims on loans underwritten by them and our customer relationships could be negatively impacted.
If our USPs fail to adequately perform their underwriting services, such as mishandling of customer inquiries or an inability to underwrite a sufficient volume of applications per day, we may lose opportunities to place mortgage insurance coverage on particular loans, our reputation may suffer and customers may choose not to do business with us. In addition, if our USPs place our MI coverage on loans that are ineligible for coverage under our underwriting guidelines, our risk of claims will be increased on those loans or the premiums we charge may be inadequate for the corresponding risk. We do not have the right under our Master Policy to cancel coverage of an ineligible loan as a result of a USP making an incorrect decision. Further, other than being able to terminate our contracts with these USPs, we generally do not have express loan-level monetary contractual remedies against these USPs if we are obligated to pay claims on ineligible loans that they improperly agreed to insure on our behalf. If these USPs fail to perform their services as expected, we could experience increased claims on loans underwritten by them and our customer relationships could be negatively impacted, which would have an adverse impact on our business, financial condition and operating results.
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
Under our Master Policies' rescission relief provisions, we agree that we will not rescind coverage of an insured loan for material misrepresentation (including borrower fraud) or underwriting defects if the conditions for such relief are satisfied as specified in the applicable Master Policy. In addition, after a loan has achieved rescission relief, we have agreed to limitations on our ability to initiate certain investigations of fraud or misrepresentation by parties involved in the origination of an insured loan. Our earliest rescission relief on an insured loan is subject to our successful completion of an independent validation on such loan. The current processes we have in place to validate insured loans may be ineffective in detecting material misrepresentations and/or underwriting defects. After a loan meets the conditions for rescission relief, we are contractually prohibited from exercising our rights of rescission for material underwriting defects and certain misrepresentations (including borrower fraud) made in connection with the origination of the insured loan and placement of our mortgage insurance. In addition, following a loan's attainment of rescission relief, our rights to conduct investigations of potential fraud or misrepresentation are significantly curtailed and the evidentiary standards we must meet to pursue rescission for fraud are more stringent. See Item 1, "Business - Underwriting - Independent Validation and Rescission Relief." With these provisions in our Master Policies, we may be obligated to pay claims on certain loans with unacceptable risk characteristics or which failed to meet our underwriting guidelines at the time of origination. As a result, we could suffer unexpected losses, which could adversely impact our business, financial condition and operating results.
The mix of business we write affects our revenue stream and the likelihood of losses occurring.
Even when housing values are stable or rising, mortgages with certain characteristics have higher probabilities of claims. These characteristics include loans with LTVs over 95% (or in certain markets that have experienced declining housing values, over 90%), lower credit scores, with lower scores tending to have higher probabilities of claims, or higher total DTI ratios (i.e., DTIs greater than 45%). Loans with high LTVs leave the borrower with little, no or negative equity in the related property, which may result in increased defaults by such borrowers. In addition, depreciation in the values of properties underpinning our insured loans may increase the likelihood of default, and consequently the frequency or severity of losses. Loans with combinations of these risk factors have a higher degree of layered risk. In general, we charge higher premiums for loans with higher risk characteristics; however, there is no guarantee that our premiums will compensate us for any losses we incur on such loans. From time to time, in response to market conditions, we may change the types of loans that we insure and the guidelines under which we insure them, and in doing so, the concentration of insured loans with higher risk characteristics in our portfolio may increase. In addition, we may make programmatic or loan-by-loan exceptions to our underwriting guidelines, including for certain customer programs. We could incur greater than expected claims incidence and claim severity on insured loans that fall outside of our guidelines, which could negatively impact our revenues and operating results.
We expect our claims to increase as our insured loan portfolio grows and matures.
We believe, based on our experience and industry data, that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination, and then declining. Factors, such as persistency of the book and the condition of the economy, including unemployment and housing prices can affect this pattern. We began writing mortgage insurance coverage in 2013. Although our claims experience to date has been better than expected, we anticipate incurred losses and claims to increase as each book year reaches its anticipated period of highest claim frequency. The actual default rate and the average loss per default that we experience is difficult to predict and is dependent on the specific characteristics of our current in-force book, as well as the profile of business we write in the future. Our default experience and claims incurred are also generally affected by macroeconomic factors. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Insurance Claims and Claim Expenses." Incurred losses and claims may exceed our expectations in the event of general economic weakness or decreases in housing values. An increase in the number or size of claims, compared to what we anticipate, could adversely affect our operating results and financial condition.
If servicers fail to adhere to appropriate servicing standards or experience disruptions to their businesses, our claims could unexpectedly increase.
We depend on reliable, consistent third-party servicing of the loans that we insure. Among other things, our Master Policy requires our insureds and their servicers to timely submit premium and monthly IIF and default reports, use commercially reasonable efforts to limit and mitigate loss when a loan is in default and if loss mitigation efforts are unsuccessful, to pursue foreclosure of the underlying property in accordance with required time lines and practices, which are generally set by the GSEs. If these servicers fail to adhere to such servicing standards and fail to limit and mitigate loss when appropriate, our losses may unexpectedly increase.
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
Our practice, consistent with generally accepted accounting principles in the U.S. (GAAP) for the MI industry, is to establish loss reserves only for loans that servicers have reported to us as being at least 60 days in default. We also establish "IBNR" reserves for estimated losses incurred on loans that have been in default for at least 60 days that have not yet been reported to us by the servicers. The establishment of loss and IBNR reserves is subject to inherent uncertainty and requires significant judgment by management. We establish loss reserves using our best estimates of claim rates, i.e., the percent of loan defaults that ultimately result in claim payments, and claim amounts, i.e., the dollar amounts required to settle claims, to estimate the ultimate losses on loans reported to us as being at least 60 days in default as of the end of each reporting period. We estimate IBNR reserves by analyzing historical lags in default reporting to determine a specific number of IBNR claims in each reporting period. Our estimates of claim rates and claim sizes are strongly influenced by prevailing economic conditions, including current rates or trends in unemployment, housing price appreciation and/or interest rates, and our best judgments as to the future values or trends of these macroeconomic factors. These factors are outside of our control and difficult to predict. Further, our expectations regarding future claims may change significantly over time. If prevailing economic conditions deteriorate suddenly and/or unexpectedly, our estimates of loss reserves could be materially understated. Due to the inherent uncertainty and significant judgment involved in the numerous assumptions required to estimate our losses, our loss estimates may vary widely. Because loss and IBNR reserves are based on such estimates and judgments, there can be no assurance that even in a stable economic environment, actual claims paid by us will not be substantially different than our loss and IBNR reserves for such claims. Our business, operating results and financial condition will be adversely impacted if, and to the extent, our actual losses are greater than our loss and IBNR reserves.
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
We are exposed to various risks arising out of natural disasters, including earthquakes, wildfires, hurricanes, floods and tornadoes and man-made disasters, including acts of terrorism, military actions and pandemics. For example, a disaster event could lead to unexpected changes in persistency rates as policyholders and borrowers who are affected by the disaster may be unable to meet their contractual obligations, such as payment of premiums on our insurance policies and mortgage payments on loans we insure. The continued threat of terrorism may cause significant volatility in global financial markets, and a natural or man-made disaster or a pandemic could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in new business and increased claims from those areas, and adverse effects on home prices in those areas, which could result in unexpected loss experience in our business. Disasters or a pandemic also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations. In addition, a disaster or a pandemic could adversely affect the value of the assets in our investment portfolio if the event affects companies' ability to pay us principal or interest on their securities.
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
We use third-party reinsurance, including the QSR Transactions and the ILN Transactions, to actively manage our risk, ensure compliance with PMIERs, state regulatory and other applicable capital requirements and support the growth of our business. There is a risk that these transactions will not continue to provide the benefits we expected when we entered into them, including as a result of our counter-parties under the QSR Transactions (which are not fully collateralized like the ILN Transactions) not performing their obligations, the GSEs or the Wisconsin OCI not continuing to give us full capital credit as anticipated for the duration of the contracts, or if one or more reinsurers under the QSR Transactions experiences a downgrade or other adverse business event. Any of these events could have negative impacts on the credit for the risk transferred under the reinsurance agreements and, in turn, on our capital needs, PMIERs position and growth potential.
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
NMIC is a GSE approved insurer, and the significant majority of insurance we write is on loans sold to the GSEs. The GSEs set their own counter-party standards for private mortgage insurers, known as PMIERs. (Italicized terms have the same meaning that such terms have in the PMIERs.) As a result, our compliance with the PMIERs is necessary to maintain NMIC's status as an approved insurer. The PMIERs establish operational, business, remedial and financial requirements applicable to approved insurers.

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
The PMIERs provide that the table of factors that determine minimum required assets will be updated every two years or more frequently to reflect macroeconomic conditions, loan performance or to address other issues the GSEs deem important. In addition, the GSEs may amend or clarify other aspects of the PMIERs at any time. On September 27, 2018, the GSEs published the Revised PMIERs, including updated financial requirements, which took effect and became applicable to NMIC on March 31, 2019, after which NMIC has remained in full compliance. There is no assurance NMIC will remain in compliance or that the GSEs will not make the PMIERs financial requirements more onerous in the future. If any future updates to the PMIERs would require NMIC to materially increase the amount of available assets to support its business writings, the amount of capital NMIC is required to hold will increase, which may have a negative effect on our returns. Any such effect could have a negative impact on our flexibility to meet our business plans and our future operating results.
Compliance with PMIERs requires us to seek the GSEs' prior approval before taking many actions, including implementing new products or services or entering into reinsurance arrangements and inter-company agreements among others. PMIERs' prior approval requirements could prohibit, materially modify or delay us in our intended course of action. Further, the GSEs may modify or change their interpretation of terms they require us to include in our mortgage insurance policies for loans purchased by them, requiring us to modify our terms of coverage or operational procedures to remain an approved insurer, and such changes could have a material adverse impact on our financial position and operating results. For example, we and other approved insurers were required to draft and implement new master policies to, among other things, include terms that conform to the GSEs' new RRPs. It is possible the GSEs could, in their own discretion, require additional limitations and/or conditions on certain of our activities and practices that are not currently in the PMIERs in order for us to remain an approved insurer. Additional requirements or conditions imposed by the GSEs could limit our operating flexibility and the areas in which we may write new business.
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
With the GSEs in a prolonged conservatorship, there has been ongoing debate over the future role and purpose of the GSEs in the U.S. housing market. The U.S. Congress may legislate, or the administration may implement through administrative reform, structural and other changes to the GSEs and the functioning of the secondary mortgage market. Since 2011, there have been numerous legislative proposals intended to incrementally scale back the GSEs (such as a statutory mandate for the GSEs to transfer mortgage credit risk to the private sector) or to completely reform the housing finance system. Congress, however, has not enacted any legislation to date. The proposals vary with regard to the government's role in the housing market, and more specifically, with regard to the existence of an explicit or implicit government guarantee. Recently, there has been increased focus on and discussion of administrative reform independent of legislative action. On September 5, 2019, the Treasury Department released its Housing Reform Plan that included a compilation of legislative and administrative recommendations for reforms to achieve the goals of (i) ending the conservatorships of the GSEs, (ii) advancing competition in the housing finance market, (iii) setting regulations for the GSEs that provide for their safety and soundness and limit their risk to the financial stability of the United States, and (iv) providing proper compensation to the United States government for any explicit or implicit support it provides to the GSEs. Additionally, the Director of the FHFA has publicly stated his priority for exiting the GSEs from conservatorship during his five-year term which began April 2019. Between the Director of the FHFA and the Treasury Department, they possess significant capacity to effect administrative GSE reforms. If any GSE reform is adopted, whether through legislation or administrative action, it could impact the current role of private mortgage insurance as credit enhancement, including its reduction or elimination, which would have an adverse effect on our revenue, operating results, prospects or financial condition. As a result of these matters, it is uncertain what role private capital, including MI, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. Any changes to the charters or statutory authorities of the GSEs would require Congressional action to implement. Passage and timing of any comprehensive GSE reform or incremental change (legislative or administrative) is uncertain, making the actual impact on us and our industry difficult to predict. Any such changes that come to pass could have a significant impact on our business.
In recent years, the FHFA has set goals for the GSEs to transfer significant portions of the GSEs' mortgage credit risk to the private sector. To date, several credit risk transfer products have been created under the program, including IMAGIN and EPMI and others discussed above in "Our NIW volumes could be adversely affected if lenders and investors select alternatives to private MI." To the extent these credit risk products evolve in a manner that displaces primary MI coverage, the amount of insurance we write may be reduced. It is difficult to predict the impact of alternative credit risk transfer products, if any, that are developed to meet the goals established by the FHFA.
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
NMIC's principal regulator is the Wisconsin OCI. Under applicable Wisconsin law, as well as that of 15 other states, a mortgage insurer must maintain a minimum amount of statutory capital relative to its RIF in order for the mortgage insurer to continue to write new business. While formulations of minimum capital may vary in each jurisdiction that has such a requirement, the most common measure applied allows for a maximum permitted RTC ratio of 25:1. Wisconsin and certain other states, including California and Illinois, apply a substantially similar requirement referred to as minimum policyholders' position. If our business grows faster (i.e., our RIF grows faster than expected) or is less profitable than expected (i.e., our revenues do not generate the return we expect), our actual RTC ratios over the short to mid-term could exceed our expected RTC ratios and could begin to approach the limits to which we are subject, which could require us to enter into alternative arrangements to reduce our RIF, including through additional reinsurance, or raise additional capital. If this were to occur, we can give no assurance that our efforts to obtain additional reinsurance or otherwise reduce our RIF, or to raise capital would be successful, and if such efforts are unsuccessful, we could exceed state-imposed capital requirements. Accordingly, if we fail to meet the capital adequacy requirements in one or more states, we could be required to suspend writing business in some or all of the states in which we do business.
The NAIC has formed the Working Group to discuss and recommend changes to the solvency and market practices regulation of mortgage insurers, including changes to the Model Act. Proposed amendments to the Model Act include, among other changes, adoption of a risk-based capital model. We, along with other mortgage insurers, have provided feedback to the Working Group since early 2013, including comments on the risk-based capital approach. The Working Group's discussions are ongoing and the ultimate outcome of these discussions and any potential actions taken by the NAIC cannot be predicted at this time. If the Working Group's final proposal to the NAIC contains more stringent capital requirements, this could ultimately lead to NMIC being obligated to hold more capital for its insured business than we are required to hold under PMIERs, which would reduce our profitability compared to the profitability we expect under the existing capital requirements.
The private MI industry is, and as a participant we are, subject to litigation and regulatory enforcement risk generally.
We operate in highly regulated industries that inherently pose a heightened risk of litigation and regulatory proceedings. As a result, the members of the MI industry, including NMIC, face litigation risk, including the risk of class action lawsuits, and administrative enforcement by federal regulators and state insurance agencies in the ordinary course of operations.

In the past, mortgage insurers (excluding NMIC) have been involved in litigation and regulatory enforcement actions alleging violations of Section 8 of RESPA. Among other things, Section 8 of RESPA generally precludes mortgage insurers from paying referral fees to mortgage lenders for the referral of MI business. This limitation also can prohibit providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that mortgage lenders provide that are higher than their reasonable or fair market value, in exchange for the referral of MI business. Various regulators, including the CFPB, state insurance commissioners and state attorneys general, may bring actions seeking various forms of relief in connection with alleged violations of the referral fee limitations of RESPA, as can private litigants in class actions. In the years following the most recent financial crisis, the CFPB pursued a higher volume of enforcement actions against mortgage industry participants, including mortgage insurers. In particular, the CFPB focused on challenging mortgage insurers' captive reinsurance arrangements under Section 8 of RESPA. The insurance law provisions of many states also prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. New leadership at the CFPB may also have an impact on future CFPB enforcement activity. The CFPB's interpretation and enforcement of Section 8 of RESPA presents regulatory risk for many providers of "settlement services," including mortgage insurers.
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
The Dodd-Frank Act authorized the CFPB to issue regulations requiring a loan originator to determine whether, at the time a loan is originated, the consumer has a reasonable ability to repay the loan (ATR). The CFPB's final ATR rule went into effect on January 10, 2014. A subset of mortgages within the ATR rule are known as QMs, which generally are defined as loans without certain risky features, such as negative amortization, points and fees in excess of 3% of the loan amount, borrowers with DTI ratios above 43% and terms exceeding 30 years. QMs under the rule benefit from a statutory presumption of compliance with the ATR rule, thus potentially mitigating the risk of the liability of the creditor and assignees of the loan. The rule also provides for the "QM Patch," so long as loans satisfy the general product feature requirements of QMs (other than borrower DTI) and so long as they meet the underwriting requirements of the GSEs. The QM Patch is scheduled to phase out upon the earlier to occur of the end of conservatorship or receivership of the GSEs or January 10, 2021. In July 2019, the CFPB announced their intent to study possible amendments to the ATR/QM rules in anticipation of the planned expiration of the QM Patch on January 10, 2021 or following a short extension. On January 17, 2020, the CFPB announced that the CFPB will propose an amendment to the ATR/QM rule that would move away from DTI, extend the date of expiration of the QM Patch beyond January 10, 2021 and issue by May 2020 a Notice of Proposed Rulemaking seeking comments on proposed amendments to the ATR/QM rule. The expiration of the QM Patch or any action by Congress or the CFPB to modify it could affect the residential mortgage market and demand for private mortgage insurance.
The Dodd-Frank Act also gave statutory authority to the HUD, the VA, and the USDA to develop their own definitions of "QM," which those agencies have completed. To the extent lenders find that the HUD definition of QM is more favorable to certain segments of their borrowers, they may choose FHA products over private MI products.
We, along with other industry participants, have observed that the significant majority of covered loans made after the effective date of the ATR rule have been QMs. We expect that most lenders will continue to be reluctant to make loans that do not qualify as QMs (either under the rule's specific underwriting guidelines, GSE underwriting guidelines or the HUD definition of a

QM) because absent full compliance with the ATR rule, such loans will not be entitled to a safe-harbor presumption of compliance with the ability-to-pay requirements. As a result, we believe ATR regulations have given rise to a subset of borrowers who cannot meet the regulatory QM standards, thus restricting their access to mortgage credit and reducing the size of the residential mortgage market. The CFPB recently completed its statutorily mandated assessment of the ATR rule's impact and effectiveness in meeting its objectives. It is unclear what, if any, changes the CFPB may implement to address the findings of this assessment, including in connection with its broader review of amendments to the ATR/QM rules in anticipation of the QM Patch planned expiration. Our business prospects and operating results could be adversely impacted if, and to the extent that, the QM regulations or the CFPB's actions have the impact of further reducing the size of the origination market, including potentially when the QM Patch expires.
Uncertainty relating to the potential discontinuation of LIBOR after 2021 may adversely affect our business, results of operations and financial condition.
We have exposure to LIBOR-indexed financial instruments, including our credit instruments and ILN Transactions. As of December 31, 2019, we held approximately $90 million of floating-rate securities in our investment portfolio that yield interest based on an index rate, predominantly LIBOR, plus a margin (the LIBOR-indexed securities). In addition, we believe most ARMs in our IIF are indexed to LIBOR. In 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling the banks that sustain LIBOR to submit rate quotations after 2021. Accordingly, it is uncertain whether LIBOR will continue to be quoted after 2021, or if it does continue to be quoted, whether it will be reliable.
Efforts to identify and transition to a set of alternative U.S. dollar reference rates have been underway, including proposals by the Alternative Reference Rates Committee of the Federal Reserve Board (ARRC). In 2017, the ARRC recommended an alternative reference rate referred to as the Secured Overnight Financing Rate (SOFR) and the Federal Reserve Bank of New York began publishing SOFR in 2018. However, SOFR is calculated based on different criteria than LIBOR. Accordingly, SOFR and LIBOR may diverge, particularly in times of macroeconomic stress. Since the initial publication of SOFR in 2018, daily changes in SOFR have at times been more volatile than daily changes in comparable benchmark or market rates, and SOFR may be subject to direct influence by activities of the Federal Reserve and the Federal Reserve Bank of New York in ways that other rates may not be.
We continue to analyze potential risks associated with the LIBOR transition, including financial, operational, legal and market risks. We have created an enterprise plan focused on this transition, including identifying and monitoring our exposure to LIBOR and monitoring the market adoption of alternative reference rates and industry-standard contractual fall-back provisions.
Each of our LIBOR-indexed financial instruments and we believe most of our LIBOR-indexed securities provides for determining an alternative reference rate if LIBOR is discontinued. LIBOR-indexed ARMs typically provide lenders with the option to choose a comparable rate if LIBOR ceases to exist. However, there is considerable uncertainty as to how the financial services industry will address the discontinuance of LIBOR in these financial instruments. Alternative reference rates that replace LIBOR may not yield the same or similar economic results over the lives of these financial instruments. In addition, while the ARRC was created to ensure a successful transition from LIBOR, there can be no assurance that the ARRC will endorse practices that create a smooth transition and minimize value transfers between market participants, or that its endorsed practices will be broadly adopted by market participants. In addition, we cannot anticipate how long it will take to develop the systems and processes necessary to adopt SOFR or other benchmark replacements, which may delay and contribute to uncertainty and volatility surrounding the LIBOR transition.
Accordingly, a change or transition away from LIBOR as a common reference rate in the financial market could have a range of adverse effects on our business, results of operations and financial condition. In particular any such transition could:

•	adversely affect the interest rates we pay on our LIBOR-indexed financial instruments;

•	cause volatility in the yield of our LIBOR-indexed securities and investment income;

•	prompt additional inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;

•
result in disputes, litigation or other actions with our counterparties regarding the interpretation and enforceability of certain fall-back language in LIBOR-based instruments and securities we hold; and

•
disrupt the residential mortgage market, including with respect to ARMs, if replacement indices unilaterally chosen by lenders negatively impact borrowers, which could give rise to higher than expected rates of default on such loans and increased litigation.

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
Among other requirements, under both the 2018 Term Loan and the 2018 Revolving Credit Facility, NMIH may not permit our debt to total capitalization ratio to exceed 35% as of the last day of any fiscal quarter. Under the 2018 Revolving Credit Facility, NMIH may not permit (i) the aggregate amount of our unrestricted cash and cash equivalents to be less than $10 million at any time when NMIH does not have an investment-grade credit rating from both Standard & Poor's Rating Service (S&P) and Moody's Investors Service (Moody's), (ii) the statutory capital of NMIC to be less than $414,424,624 as of the last day of any fiscal quarter, or (iii) our consolidated net worth to be, as of the last day of any fiscal quarter, less than the sum of (A) $461,607,905, plus (B) 50% of our cumulative consolidated net income for each fiscal quarter for which such consolidated net income is positive, plus (C) 50% of any increase in our consolidated net worth after March 31, 2018 resulting from certain issuances of equity by or capital contributions to NMIH or our subsidiaries. In addition, under the Revolving Credit Facility, NMIC must remain at all times in compliance with all applicable "financial requirements" imposed pursuant to the PMIERs, subject to any allowed transition period or forbearance thereunder.

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
The market price of our common stock may fluctuate substantially and be highly volatile, which may make it difficult for stockholders to sell their shares of our common stock at the volume, prices and times desired. There are many factors that impact the market price of our common stock, including, without limitation:

•	general market conditions, including price levels and volume and changes in interest rates;

•	national, regional and local economic or business conditions;

•	the effects of, and changes in, trade, tax, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;

•	changes in U.S. housing and housing finance policy, including changes to the GSEs and the role of government MIs;

•	our actual or projected financial condition, liquidity, operating results, cash flows and capital levels;

•	changes in, or failure to meet, our publicly disclosed expectations as to our future financial and operating performance;

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
As of December 31, 2019, we had 68,358,074 shares of our common stock issued and outstanding. Sales of substantial amounts of our common stock in the public market in the future, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and place that we deem appropriate.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NASDAQ under the symbol "NMIH." At February 11, 2019, there were 68,438,109 shares of our Class A common stock outstanding and approximately 13 holders of record. There are no shares of our Class B common stock outstanding. The closing price of our common stock on NASDAQ on February 11, 2019 was $35.57.
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
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock during 2019.
Common Stock Performance Graph
The following graph compares the cumulative total stockholder return on our Class A common stock from December 31, 2014 until December 31, 2019, with the cumulative total stockholder return on the Russell 2000 Index, S&P Small Cap 600 Index and an index of selected mortgage insurance companies (Peer Index). The Peer Index includes Essent, MGIC and Radian. The total stockholder's returns are not necessarily indicative of future returns. Information contained or referenced in the stock performance graph below is being furnished with this report and will not be deemed "filed" for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act.

	12/30/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019

NMI Holdings, Inc.	$100	$74	$117	$186	$196	$363
Russell 2000 Index	100	94	113	127	112	138
S&P Small Cap 600	100	97	121	135	122	147
Peer Index (ESNT, MTG, RDN)	100	84	119	153	121	186

Item 6. Selected Financial Data
The information in the following table should be read in conjunction with the information included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data."

	For the years ended December 31,
	2019	2018	2017	2016	2015
Consolidated statements of operations	(In Thousands, except for per share data)
Net premiums earned	$345,015	$251,197	$165,740	$110,481	$45,506
Net investment income	30,856	23,538	16,273	13,751	7,246
Net realized investment gains (losses)	45	57	208	(693)	831
Total revenues	378,771	275,025	182,743	123,815	53,608
Insurance claims & claim expenses	12,507	5,452	5,339	2,392	650
Underwriting and operating expenses(1)	126,621	116,966	106,362	92,731	80,503
Net income (loss)	171,957	107,927	22,050	64,001	(27,793)
Basic earnings per share	2.54	$1.66	$0.37	$1.08	$(0.47)
Basic weighted average shares outstanding	67,573	65,019	59,816	59,071	58,683

	2019	2018	2017	2016	2015
Consolidated balance sheets	(In Thousands, except for ratios)
Total investments	$1,140,940	$911,490	$715,875	$628,969	$559,235
Cash and cash equivalents	41,089	25,294	19,196	47,746	57,317
Total assets	1,364,818	1,092,043	894,848	839,897	662,451
Term loan	145,764	146,757	143,882	144,353	143,939
Unearned premiums	136,642	158,893	163,166	152,906	90,733
Reserve for insurance claims and claim expenses	23,752	12,811	8,761	3,001	679
Shareholders' equity	930,420	701,500	509,077	475,509	402,731
Book value per share	$13.61	$10.58	$8.41	$8.04	$6.85

Selected ratios
Loss ratio(2)	3.6%	2.2%	3.2%	2.2%	1.4%
Expense ratio(3)	36.7%	46.6%	64.2%	83.9%	176.9%
Combined ratio	40.3%	48.8%	67.4%	86.1%	178.3%
Risk-to-capital ratio	15.8:1	13.1:1	13.2:1	11.6:1	8.7:1

	2019	2018	2017	2016	2015
Other data	(In Millions, except for noted below)
New primary insurance written	$45,141	$27,295	$21,587	$21,189	$12,424
New primary risk written	11,715	6,909	5,271	5,086	2,932
Direct primary insurance in force	94,754	68,551	48,465	32,168	14,824
Direct primary risk in force	24,173	17,091	11,843	7,790	3,586
Direct pool risk in force	93	93	93	93	93
Available Assets (4) ($ thousand)	1,016,387	733,762	527,897	453,523	431,411
Net Risk-Based Required Assets (4) ($ thousand)	773,474	511,268	446,226	366,584	249,805
(1) Prior periods have been reclassified for consistency and presentation purposes.

(2)	Loss ratio is calculated by dividing the provision for insurance claims and claim expenses by net premiums earned.

(3)	Expense ratio is calculated by dividing other underwriting and operating expenses by net premiums earned.

(4)	As reported by NMIC under the PMIERs financial requirements, which took effect as of December 31, 2015 and further amended by the GSEs that became applicable to NMIC on March 31, 2019.

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
Overview
We provide private MI through our wholly-owned insurance subsidiaries NMIC and Re One. NMIC and Re One are domiciled in Wisconsin and principally regulated by the Wisconsin OCI. NMIC is our primary insurance subsidiary and is approved as an MI provider by the GSEs and is licensed to write coverage in all 50 states and D.C. Re One provides reinsurance to NMIC on insured loans after giving effect to third-party reinsurance. Our subsidiary, NMIS, provides outsourced loan review services to mortgage loan originators.
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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of December 31, 2019, we had master policies with 1,476 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of December 31, 2019, we had $97.3 billion of total IIF, including primary IIF of $94.8 billion, and gross RIF of $24.3 billion, including primary RIF of $24.2 billion. For the year ended December 31, 2019, we generated $45.1 billion of NIW, compared to $27.3 billion and $21.6 billion for the years ended December 31, 2018 and 2017, respectively.
We believe that our success in acquiring a large and diverse group of lender customers and growing a portfolio of high-quality IIF traces to our founding principles, whereby we aim to help qualified individuals achieve their homeownership goals, ensure that we remain a strong and credible counter-party, deliver a unique customer service experience, establish a differentiated risk management approach that emphasizes the individual underwriting review or validation of the vast majority of the loans we insure, utilizing our proprietary Rate GPS pricing platform to dynamically evaluate risk and price our policies, and foster a culture of collaboration and excellence that helps us attract and retain experienced industry leaders.
Our strategy is to continue to build on our position in the private MI market, expand our customer base and grow our insured portfolio of high-quality residential loans by focusing on long-term customer relationships, disciplined and proactive risk selection and pricing, fair and transparent claim payment practices, responsive customer service, financial strength and profitability.
Our common stock trades on the NASDAQ under the symbol "NMIH." Our headquarters is located in Emeryville, California. As of December 31, 2019, we had 321 full- and part-time employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
We discuss below our results of operations for the periods presented, as well as the conditions and trends that have impacted or are expected to impact our business, including new insurance writings, the composition of our insurance portfolio and other factors that we expect to impact our results.

Conditions and Trends Impacting Our Business
Customer Development
We have important relationships with customers across all categories and allocation profiles, including National Accounts and Regional Accounts, and centralized and decentralized lenders. Our sales and marketing efforts are broadly focused on expanding our presence with existing customers and activating new customer relationships. We consider an activation to be the point at which we have signed a Master Policy, established IT connectivity and generated a first application or first dollar of NIW from a customer. During the year ended December 31, 2019, we activated 94 lenders, compared to 121 and 127 for the years ended December 31, 2018 and December 31, 2017, respectively. We also continued to expand our business with existing customers, deepening our existing relationships and capturing what we believe to be an increasing portion of their annual MI volume. At December 31, 2019, we had 1,476 Master Policies and 1,095 active customer relationships, compared to 1,374 and 1,005, respectively, as of December 31, 2018 and 1,267 and 841, respectively, as of December 31, 2017.
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
Net Premiums Written and Net Premiums Earned
We set our premium rates on individual policies based on the risk characteristics of the underlying mortgage loans and borrowers, and in accordance with our filed rates and applicable rating rules. On June 4, 2018, we introduced a proprietary risk-based pricing platform, which we refer to as Rate GPS. Rate GPS considers a broad range of individual variables, including property type, type of loan product, borrower credit characteristics, and lender and market factors, and provides us with the ability to set and charge premium rates commensurate with the underlying risk of each loan that we insure. We introduced Rate GPS in June 2018 to replace our previous rate card pricing system. While most of our new business is priced through Rate GPS, we also continue to offer a rate card pricing option to a limited number of lender customers who require a rate card for operational reasons. We believe the introduction and utilization of Rate GPS provides us with a more granular and analytical approach to evaluating and pricing risk, and that this approach enhances our ability to continue building a high-quality mortgage insurance portfolio and delivering attractive risk-adjusted returns.
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
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of

December 31, 2019 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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
Effect of reinsurance on our results
We utilize third-party reinsurance to actively manage our risk, ensure compliance with PMIERs, state regulatory and other applicable capital requirements, and support the growth of our business. We currently have both quota share and excess-of-loss reinsurance agreements in place, which impact our results of operations and regulatory capital and PMIERs asset positions. Under a quota share reinsurance agreement, the reinsurer receives a premium in exchange for covering an agreed-upon portion of incurred losses. Such a quota share arrangement reduces premiums written and earned and also reduces RIF, providing capital relief to us and reducing our incurred claims in accordance with the terms of the reinsurance agreement. In addition, reinsurers typically pay ceding commissions as part of quota share transactions, which offset our acquisition and underwriting expenses. Certain quota share agreements include profit commissions that are earned based on loss performance and serve to reduce ceded premiums. Under an excess-of-loss agreement, typically we are responsible for losses up to an agreed-upon threshold and the reinsurer then provides coverage in excess of such threshold up to a maximum agreed-upon limit. We expect to continue to evaluate reinsurance opportunities in the normal course of business.
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
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease from the inception of each agreement over a 10-year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled.
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each of the ILN Transactions.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss
2017 ILN Transaction	May 2, 2017	1/1/2013 - 12/31/2016	$211,320	$61,900	$126,793	$123,330
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	264,545	202,396	125,312	124,594
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	301,396	123,424	123,424
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

Primary and pool IIF and NIW	As of and for the years ended
	December 31, 2019		December 31, 2018		December 31, 2017
	IIF	NIW	IIF	NIW	IIF	NIW
	(In Millions)
Monthly	$77,097	$41,357	$51,655	$24,122	$33,268	$17,560
Single	17,657	3,784	16,896	3,173	15,197	4,027
Primary	94,754	45,141	68,551	27,295	48,465	21,587

Pool	2,570	—	2,901	—	3,233	—
Total	$97,324	$45,141	$71,452	$27,295	$51,698	$21,587
For the year ended December 31, 2019, primary NIW increased 65% compared to the year ended December 31, 2018, due to growth in our monthly and single premium policy production tied to increased penetration of existing customer accounts and new customer account activations. For the year ended December 31, 2018, primary NIW increased 26% compared to the year ended December 31, 2017, due to growth in our monthly premium policy volume, partially offset by a decrease in our single premium policy production.
For the year ended December 31, 2019, monthly premium polices accounted for 92% of our NIW, compared to 88% and 81% for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2019, monthly premium policies accounted for 81% of our primary IIF, compared to 75% at December 31, 2018 and 69% at December 31, 2017. We expect the break-down of monthly premium policies and single premium policies (which we refer to as "mix") in our primary IIF will continue to trend toward an increased monthly mix over time given the composition of our NIW.
Total IIF at December 31, 2019 increased 36% compared to December 31, 2018, which in turn increased 38% compared to December 31, 2017, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of our in-force policies. Our persistency rate decreased to 77% at December 31, 2019 from 87% at December 31, 2018 and 86% at December 31, 2017, reflecting the impact of increased refinancing activity during the year ended December 31, 2019 tied to record low interest rates.

The following table presents net premiums written and earned for the periods indicated.

Primary and pool premiums written and earned	For the year ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In Thousands)
Net premiums written	$332,652	$256,803	$173,672
Net premiums earned	345,015	251,197	165,740
For the year ended December 31, 2019, net premiums written and earned increased 30% and 37%, respectively, compared to the year ended December 31, 2018. The increases in net premiums written and earned are primarily due to the growth of our IIF and increased monthly policy production, partially offset by increased cessions under the QSR Transactions tied to the growth of our direct premium volume and the inception of the 2018 and 2019 ILN Transactions. Net premiums earned grew at an accelerated pace compared to net premiums written due to the amortization of unearned premiums partially offset by new single premium policy originations, as well as earnings on single premium policy cancellations.
For the year ended December 31, 2018, net premiums written and earned increased 48% and 52%, respectively, compared to the year ended December 31, 2017. The increases in net premiums written and earned are due to the growth of our IIF and increased monthly policy production, partially offset by increased cessions under the QSR Transactions and 2018 and 2017 ILN Transactions, and a decrease in earnings from the cancellation of single premium policies.
Pool premiums written and earned for the years ended December 31, 2019, 2018 and 2017, were $3.0 million, $3.4 million and $3.8 million, respectively, before giving effect to the 2016 QSR Transaction, under which all of our written and earned pool premiums have been ceded. A portion of our ceded pool premiums earned are recouped through profit commission under the 2016 QSR Transaction.
Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the year ended
	December 31, 2019	December 31, 2018	December 31, 2017
	($ Values In Millions)
New insurance written	$45,141	$27,295	$21,587
Percentage of monthly premium	92%	88%	81%
Percentage of single premium	8%	12%	19%
New risk written	$11,715	$6,909	$5,271
Insurance-in-force (1)	94,754	68,551	48,465
Percentage of monthly premium	81%	75%	69%
Percentage of single premium	19%	25%	31%
Risk-in-force (1)	$24,173	$17,091	$11,843
Policies in force (count) (1)	366,039	280,825	202,351
Average loan size (1)	$0.259	$0.244	$0.240
Coverage percentage (2)	26%	25%	24%
Loans in default (count) (1)	1,448	877	928
Percentage of loans in default (1)	0.40%	0.31%	0.46%
Risk-in-force on defaulted loans (1)	$84	$48	$53
Average premium yield (3)	0.42%	0.43%	0.41%
Earnings from cancellations	$22	$11	$15
Annual persistency (4)	77%	87%	86%

(1)	Reported as of the end of the period.

(2)	Calculated as end of period RIF divided by end of period IIF.

(3) Calculated as net premiums earned divided by average primary IIF for the period.
(4) Defined as the percentage of IIF that remains on our books after a given 12-month period.
The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	As of and for the year ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In Millions)
IIF, beginning of period	$68,551	$48,465	$32,168
NIW	45,141	27,295	21,587
Cancellations, principal repayments and other reductions	(18,938)	(7,209)	(5,290)
IIF, end of period	$94,754	$68,551	$48,465
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
The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of
	December 31, 2019		December 31, 2018		December 31, 2017
	IIF	RIF	IIF	RIF	IIF	RIF
	(In Millions)
2019	42,060	10,916	—	—	—	—
2018	19,579	4,977	26,310	6,664	—	—
2017	14,961	3,710	18,858	4,627	20,739	5,059
2016	11,944	2,995	15,400	3,795	18,066	4,383
2015	5,370	1,361	6,860	1,723	8,256	2,051
2014 and before	840	214	1,123	282	1,404	350
Total	$94,754	$24,173	$68,551	$17,091	$48,465	$11,843
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

Primary NIW by FICO	For the year ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In Millions)
>= 760	$21,931	$11,741	$9,711
740-759	7,541	4,629	3,332
720-739	6,643	4,006	2,833
700-719	4,783	3,232	2,539
680-699	3,021	2,227	1,699
<=679	1,222	1,460	1,473
Total	$45,141	$27,295	$21,587
Weighted average FICO	753	747	746

Primary NIW by LTV	For the year ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In Millions)
95.01% and above	$3,192	$3,226	$2,458
90.01% to 95.00%	21,475	12,658	9,512
85.01% to 90.00%	15,555	8,240	6,242
85.00% and below	4,919	3,171	3,375
Total	$45,141	$27,295	$21,587
Weighted average LTV	91.8%	92.2%	92.2%

Primary NIW by purchase/refinance mix	For the year ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In Millions)
Purchase	$37,405	$25,210	$18,627
Refinance	7,736	2,085	2,960
Total	$45,141	$27,295	$21,587
The tables below present our total primary IIF and RIF by FICO and LTV and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of
	December 31, 2019		December 31, 2018		December 31, 2017
	($ Values In Millions)
>= 760	$44,793	47%	$31,870	47%	$23,438	48%
740-759	15,728	17	11,294	16	7,781	16
720-739	13,417	14	9,338	14	6,259	13
700-719	10,284	11	7,574	11	5,179	11
680-699	6,774	7	5,062	7	3,408	7
<=679	3,758	4	3,413	5	2,400	5
Total	$94,754	100%	$68,551	100%	$48,465	100%

Primary RIF by FICO	As of
	December 31, 2019		December 31, 2018		December 31, 2017
	($ Values In Millions)
>= 760	$11,388	47%	$7,955	47%	$5,764	48%
740-759	4,034	17	2,836	16	1,909	16
720-739	3,465	14	2,341	14	1,527	13
700-719	2,632	11	1,886	11	1,256	11
680-699	1,728	7	1,256	7	821	7
<=679	926	4	817	5	566	5
Total	$24,173	100%	$17,091	100%	$11,843	100%

Primary IIF by LTV	As of
	December 31, 2019		December 31, 2018		December 31, 2017
	($ Values In Millions)
95.01% and above	$8,640	9%	$6,774	10%	$3,946	8%
90.01% to 95.00%	44,668	47	31,507	46	21,763	45
85.01% to 90.00%	30,163	32	20,668	30	14,766	30
85.00% and below	11,283	12	9,602	14	7,990	17
Total	$94,754	100%	$68,551	100%	$48,465	100%

Primary RIF by LTV	As of
	December 31, 2019		December 31, 2018		December 31, 2017
	($ Values In Millions)
95.01% and above	$2,390	10%	$1,801	11%	$1,054	9%
90.01% to 95.00%	13,086	54	9,185	54	6,354	53
85.01% to 90.00%	7,376	31	4,994	29	3,523	30
85.00% and below	1,321	5	1,111	6	912	8
Total	$24,173	100%	$17,091	100%	$11,843	100%

Primary RIF by Loan Type	As of
	December 31, 2019	December 31, 2018	December 31, 2017

Fixed	98%	98%	98%
Adjustable rate mortgages:
Less than five years	—	—	—
Five years and longer	2	2	2
Total	100%	100%	100%

The table below presents selected primary portfolio statistics, by book year, as of December 31, 2019.

	As of December 31, 2019
Book year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values in Millions)
2013	$162	$22	14%	655	123	1	1	0.3%	0.3%	0.8%
2014	3,451	818	24%	14,786	4,406	43	40	4.2%	0.6%	1.0%
2015	12,422	5,370	43%	52,548	25,459	179	94	2.8%	0.5%	0.7%
2016	21,187	11,944	56%	83,626	51,347	293	87	2.2%	0.5%	0.6%
2017	21,582	14,961	69%	85,897	64,041	464	41	3.2%	0.6%	0.7%
2018	27,295	19,579	72%	104,043	80,456	399	19	4.0%	0.4%	0.5%
2019	45,141	42,060	93%	148,423	140,207	69	—	1.4%	—%	—%
Total	$131,240	$94,754		489,978	366,039	1,448	282

(1)	Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.

(2)	Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.

(3)	Calculated as the number of loans in default divided by number of policies in force.
Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the periods indicated. As of December 31, 2019 our RIF continues, although declining, to be relatively more concentrated in California, primarily as a result of the size of the California mortgage market relative to the rest of the country and the location and timing of our acquisition of new customers. The distribution of our primary RIF as of December 31, 2019 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state as of December 31, 2019	As of
	December 31, 2019	December 31, 2018	December 31, 2017
California	11.8%	13.0%	13.5%
Texas	8.2	8.2	7.8
Florida	5.7	5.0	4.5
Virginia	5.3	4.9	5.3
Arizona	3.9	4.9	4.6
Illinois	3.8	3.4	3.4
Pennsylvania	3.6	3.6	3.6
Michigan	3.5	3.6	3.7
Colorado	3.4	3.5	3.6
Maryland	3.4	3.2	3.5
Total	52.6%	53.3%	53.5%
Insurance Claims and Claim Expenses
Insurance claims and claim expenses represent estimated future payments on newly defaulted insured loans and any change in our claim estimates for previously existing defaults. Claims and claims expenses are generally affected by a variety of factors, including:

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

•	borrowers' FICO scores, with lower FICO scores tending to have higher probabilities of claims;

•	borrowers' DTI ratios, with higher DTI ratios tending to have higher probabilities of claims;

•	LTV ratios, with higher average LTV ratios tending to increase claims;

•	the size of loans insured, with higher average loan amounts tending to increase claims;

•	the percentage of coverage on insured loans, with higher percentages of insurance coverage tending to result in higher incurred claim amounts than lower percentages of insurance coverage;

•	other borrower, property-type and loan level risk characteristics, such as cash-out refinancings, second homes or investment properties;

•	the level and amount of reinsurance coverage maintained with third parties;

•	the distribution of claims over the life of a book year.
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
Based on our experience and industry data, we believe that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of December 31, 2019, approximately 81% of our primary IIF related to business written since January 1, 2017. Although the claims experience on our IIF to date has been modest, we expect incurred claims to increase as a greater amount of our existing insured portfolio reaches its anticipated period of highest claim frequency.
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
We insure mortgages for homes in areas that are impacted by natural disasters. We do not provide coverage for property or casualty claims related to physical damage of a home underpinning an insured mortgage. Our ultimate claims exposure for loans in areas impacted by natural disasters will depend on the number of NODs received, proximate cause of each default, cure rate of the NOD population, and potential repair cost curtailment for appropriate claims on damaged properties as permitted under our Master Policies. Cure rates on loan defaults following natural disasters are influenced by the adequacy of homeowners and other hazard insurance carried on a related property, GSE-sponsored forbearance and other assistance programs, and a borrower's access to aid from government entities and private organizations, in addition to other factors which generally impact cure rates in unaffected areas.

The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claim expenses.

	For the year ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In Thousands)
Beginning balance	$12,811	$8,761	$3,001
Less reinsurance recoverables (1)	(3,001)	(1,902)	(297)
Beginning balance, net of reinsurance recoverables	9,810	6,859	2,704

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	14,737	7,860	6,140
Prior years (3)	(2,230)	(2,408)	(801)
Total claims and claim expenses incurred	12,507	5,452	5,339

Less claims paid:
Claims and claim expenses paid:
Current year (2)	204	130	27
Prior years (3)	3,849	2,371	1,157
Reinsurance terminations (4)	(549)	—	—
Total claims and claim expenses paid	3,504	2,501	1,184

Reserve at end of period, net of reinsurance recoverables	18,813	9,810	6,859
Add reinsurance recoverables (1)	4,939	3,001	1,902
Ending balance	$23,752	$12,811	$8,761

(1)
Related to ceded losses recoverable under the QSR Transactions, included in "Other assets" on the consolidated balance sheets. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reinsurance," for additional information.

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

The "claims incurred" section of the table above shows claims and claim expenses incurred on NODs for current and prior years, including IBNR reserves and is presented net of reinsurance. The amount of claims incurred for current year NODs represents the estimated amount to be ultimately paid on such loans in default. The decreases during the periods presented in reserves held for prior year defaults represent favorable development and are generally the result of NOD cures and ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we gather additional information about individual defaults and claims and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $5.2 million related to prior year defaults remained as of December 31, 2019.

The following table provides a reconciliation of the beginning and ending count of loans in default.

	For the year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Beginning default inventory	877	928	179
Plus: new defaults	2,429	1,559	1,262
Less: cures	(1,702)	(1,521)	(486)
Less: claims paid	(152)	(89)	(27)
Less: claims denied	(4)	—	—
Ending default inventory	1,448	877	928
The increase in the ending default inventory at December 31, 2019 compared to December 31, 2018, primarily relates to an increase in new defaults tied to the growth in the number of policies in force and the aging of our earlier book years. Our total policies in force were 366,039 and 280,825 for the years ended December 31, 2019 and 2018, respectively. The increase in new defaults was partially offset by cure activity on our beginning NOD population. The ratio of cures to new defaults decreased during the year ended December 31, 2019 compared to the year ended December 31, 2018 due to the elevated level of defaults on insured loans in areas declared by FEMA to be individual disaster zones following Hurricanes Harvey and Irma, and the California wildfires in 2017, and the subsequent curing of the majority of such defaults in 2018.
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
The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions, for the periods indicated.

	For the year ended
	December 31, 2019	December 31, 2018	December 31, 2017
	($ Values In Thousands)
Number of claims paid (1)	152	89	27
Total amount paid for claims	$5,030	$3,164	$1,266
Average amount paid per claim	$33	$36	$47
Severity(2)	74%	72%	86%

(1)	Count includes 19 and 8 settled without payment for the years ended December 31, 2019 and 2018, respectively. There were no claims settled without payment for the year ended December 31, 2017.

(2)
Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.

The increase in the number of claims paid for the year ended December 31, 2019, compared to the years ended December 31, 2018 and 2017, was due to an increase in our default inventory and the continued growth and seasoning of our insured portfolio.
Our claims severity for the year ended December 31, 2019 was 74%, compared to 72% and 86% for the years ended December 31, 2018 and 2017, respectively. Claims severity in each period benefited from home price appreciation. Increasing values of the homes underlying the loans we insure generally causes a decline in the severity of claims that we pay. Over time, we expect the severity of claims paid to be between 85% and 95% of the coverage amount.

The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated.

Average reserve per default:	As of
	December 31, 2019	December 31, 2018	December 31, 2017
	(In Thousands)
Case (1)	$15	$14	$8
IBNR (2)	1	1	1
Total	$16	$15	$9

(1)	Defined as the gross reserve per insured loan in default.

(2)	Amount includes claims adjustment expenses.
The average reserve per default at December 31, 2019 increased from December 31, 2018, primarily due to the aging of our NOD population from non-disaster zones, and to a lesser extent, cure activity on defaults outstanding at December 31, 2018 for loans in areas impacted by natural disasters.
The average reserve per default at December 31, 2018 increased from December 31, 2017, primarily due to cure activity on defaults in areas impacted by natural disasters in 2017. We established lower reserves for these NODs than we otherwise do for similarly situated NODs in non-disaster zones based on our expectation for increased cure activity. As this default population declined, the average reserve per remaining default increased.
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
Under the PMIERs, approved insurers must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an approved insurer's RIF, assessed on a loan-by-loan basis and considered against certain risk-based factors derived from tables set out in the PMIERs, which is then adjusted on an aggregate basis for reinsurance transactions approved by the GSEs, such as with respect to our ILN Transactions and QSR Transactions. The aggregate gross risk-based required asset amount for performing, primary insurance is subject to a floor of 5.6% of performing primary adjusted RIF, and the risk-based required asset amount for pool insurance considers both factors in the PMIERs tables and the net remaining stop loss for each pool insurance policy.
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

On September 27, 2018, the GSEs published the Revised PMIERs that took effect and became applicable to NMIC on March 31, 2019. The following table provides a comparison of the PMIERs available assets and risk-based required asset amount as reported by NMIC as of the dates indicated as calculated under the applicable PMIERs requirement.

	As of
	December 31, 2019	December 31, 2018	December 31, 2017
	($ values in thousands)
Available Assets	$1,016,387	$733,762	$527,897
Risk-Based Required Asset Amount	773,474	511,268	446,226
Available assets were $1.0 billion at December 31, 2019, compared to $734 million at December 31, 2018 and $528 million at December 31, 2017. The sequential increase in available assets at each measurement date was primarily driven by our positive cash flow from operations in the intervening periods. Available assets further increased in 2019 as a result of the adoption of the Revised PMIERs guidance effective March 31, 2019 and in 2018 as the result of a $70 million capital contribution from NMIH to NMIC.
The sequential increase in the risk-based required asset amount at each measurement date was due to the growth of our gross RIF, partially offset by the increased cession of risk under our third-party reinsurance agreements. The risk-based required asset amount further increased in 2019 as a result of the termination of our engagement with and the recapture of previously ceded primary RIF from one reinsurer under the 2016 QSR Transaction.
LIBOR Transition
In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021, which is expected to render these widely used reference rates unavailable or unreliable. We have exposure to LIBOR-based financial instruments, such as LIBOR-based securities held in our investment portfolio. The 2018 Term Loan and Revolving Credit Facility as well as premiums paid on our ILN Transactions are also LIBOR-based. The Company is in process of reviewing its LIBOR-based contracts that extend beyond 2021 and transition to a set of alternative reference rates. We will continue to monitor, assess and plan for the phase out of LIBOR; however, we currently do not know the impact it will have to the Company or its financial results.
Cybersecurity
We rely on technology to engage with customers, access borrower information and deliver our products and services. We have established and implemented security measures, controls and procedures to safeguard our IT systems, and prevent and detect unauthorized access to such systems or any data processed and/or stored therein. We periodically engage third parties to evaluate and test the adequacy of such security measures, controls and procedures. In addition, we have a business continuity plan that is designed to allow us to continue to operate in the midst of certain disruptive events, including disruptions to our IT systems, and we have an incident response plan that is designed to address information security incidents, including any breaches of our IT systems. Despite these safeguards, disruptions to and breaches of our IT systems are possible and may negatively impact our business.
We maintain a cybersecurity errors and omissions insurance policy to limit our exposure to loss in the event of an incident. This policy provides coverage for (i) claims related to, among other things, unauthorized network or computer access, unintentional disclosure or misuse of personally identifiable information in our possession, and unintentional failure to disclose a breach, and (ii) certain costs related to privacy notification, crisis management, cyber extortion, data recovery, business interruption and reputational harm.
Capital Position of Our Insurance Subsidiaries and Financial Strength Ratings
In addition to GSE-imposed asset requirements, NMIC is subject to state regulatory minimum capital requirements based on its RIF. Under applicable law in Wisconsin and 15 other states, mortgage insurers must maintain minimum amounts of statutory capital relative to RIF to continue to write new business. While formulations of minimum statutory capital may vary in each state, the most common measure allows for a maximum permitted RTC ratio of 25:1. Wisconsin and certain other states, including California and Illinois, apply a substantially similar requirement referred to as minimum policyholders' position. The NAIC's Working Group was formed to discuss, develop and recommend changes to the solvency and market practices regulation of mortgage insurers, including changes to the Model Act. Proposed amendments to the Model Act include, among other changes, adoption of a risk-based capital model. Following adoption by the NAIC, some or all of the 16 states that currently have minimum statutory capital requirements, and potentially others that do not, are expected to enact a portion or all of the revised Model Act, including the loan-level capital model.
As of December 31, 2019, NMIC's performing primary RIF, net of reinsurance, was approximately $15.4 billion. NMIC ceded 100% of its pool RIF pursuant to the 2016 QSR Transaction. Based on NMIC's total statutory capital of $945 million (including contingency reserves) as of December 31, 2019, NMIC's RTC ratio was 16.3:1. Re One had total statutory capital of $36 million as of December 31, 2019 and a RTC ratio of 1.3:1. We continuously monitor our compliance with state capital requirements.
In October 2019, Moody's upgraded its financial strength rating of NMIC from "Baa3" to "Baa2" and upgraded its rating of NMIH's $150 million senior secured 2018 Term Loan and 2018 Revolving Credit Facility from "Ba3" to "Ba2". The outlook for Moody's ratings is stable. In June 2019, S&P upgraded its financial strength and long-term counter-party credit ratings of NMIC from "BBB-" to "BBB" and upgraded its long-term counter-party credit rating of NMIH from "BB-" to "BB". The outlook for S&P's ratings is positive.
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
The private MI industry overall competes more broadly with government MIs who significantly increased their share in the MI market following the 2008 financial crisis. Although there has been broad policy consensus toward the need for increasing private capital participation and decreasing government exposure to credit risk in the U.S. housing finance system, it remains difficult to predict whether the combined market share of government MIs will recede to pre-2008 levels. A range of factors influence a lender's and borrower's decision to choose private over government MI, including among others, GSE demand, premium rates and other charges, loan eligibility requirements, cancelability, loan size limits and the relative ease of use of private MI products compared to government MI alternatives.

Consolidated Results of Operations

Consolidated statements of operations	For the year ended December 31,
	2019	2018	2017
Revenues	($ in thousands, except for per share data)
Net premiums earned	$345,015	$251,197	$165,740
Net investment income	30,856	23,538	16,273
Net realized investment gains	45	57	208
Other revenues	2,855	233	522
Total revenues	378,771	275,025	182,743
Expenses
Insurance claims and claim expenses	12,507	5,452	5,339
Underwriting and operating expenses(1)	126,621	116,966	106,362
Service expenses(1)	2,248	270	617
Interest expense	12,085	14,979	13,528
Loss from change in fair value of warrant liability	8,657	1,397	4,105
Total expenses	162,118	139,064	129,951

Income before income taxes	216,653	135,961	52,792
Income tax expense	44,696	28,034	30,742
Net income	$171,957	$107,927	$22,050

Earnings per share - Basic	$2.54	$1.66	$0.37
Earnings per share - Diluted	$2.47	$1.60	$0.35

Loss ratio(2)	3.6%	2.2%	3.2%
Expense ratio(3)	36.7%	46.6%	64.2%
Combined ratio	40.3%	48.8%	67.4%

Non-GAAP financial measures (4)	2019	2018	2017
Adjusted income before tax	$227,618	$142,195	$61,505
Adjusted net income	182,437	113,256	41,267
Adjusted diluted EPS	2.62	1.67	0.63

(1)	Certain "Underwriting and operating expenses" have been reclassified as "Service expenses" in prior periods.

(2)	Loss ratio is calculated by dividing the provision for insurance claims and claim expenses by net premiums earned.

(3)	Expense ratio is calculated by dividing other underwriting and operating expenses by net premiums earned.

(4)	See "Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures," below.
Revenues
Net premiums earned were $345.0 million, $251.2 million and $165.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. Net premiums earned increased $93.8 million in 2019, primarily due to the growth of our IIF, a rise in monthly policy production and higher single premium policy cancellations, partially offset by incremental cessions under the QSR Transactions tied to the growth of our direct premium volume and the inception of the 2018 and 2019 ILN Transactions. Net premiums earned increased $85.5 million in 2018, primarily due to the growth of our IIF and increased monthly policy production, partially offset by a decrease in earnings from cancellations and increases in cessions under the QSR Transactions and inception of the 2017 and 2018 ILN Transactions.
Net investment income was $30.9 million, $23.5 million and $16.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in each year was driven by an increase in the size of and improved book yield on our total investment portfolio.

Other revenues were $2.9 million, $0.2 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Other revenues represent underwriting fee revenue from our subsidiary, NMIS, which provides outsourced loan review services to mortgage loan originators. The growth in other revenues for the year ended December 31, 2019 relates to an increase in NMIS' outsourced loan review volume. Amounts recognized in other revenues generally correspond with amounts incurred as service expenses for outsourced loan review activities in the same periods.
Expenses
We recognize insurance claims and claim expenses in connection with the loss experience of our insured portfolio and incur other underwriting and operating expenses, including employee compensation and benefits, policy acquisition costs, and technology, professional services and facilities expenses, in connection with the development and operation of our business. We also incur service expenses in connection with NMIS’ outsourced loan review activities.
Insurance claims and claim expenses were $12.5 million, $5.5 million and $5.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. Insurance claims and claim expenses increased $7.1 million for the year ended December 31, 2019, primarily due to an increase in new defaults tied to the growth in the number of policies in force and the aging of our earlier book years, and an increase in our average reserve per default from non-disaster zones, partially offset by cure activity on the beginning NOD population. Insurance claims and claim expenses increased $0.2 million in 2018, primarily due to an increase in our average reserve per default tied to the aging of our NOD population and composition of our default inventory between loans in disaster and non-disaster impacted areas, largely offset by a reduction in the total number of NODs and related release of prior year reserves on cured defaults.
Underwriting and operating expenses were $126.6 million, $117.0 million and $106.4 million for the years ended December 31, 2018 and 2017, respectively. The sequential increase in underwriting and operating expenses in 2018 and 2019 was driven by increases in certain employee compensation and technology costs to support the growth of our business, and an increase in variable expenses, such as premium taxes, tied to the growth in our NIW and IIF, partially offset by increased ceding commissions under the QSR Transactions. Costs incurred in connection with the ILN Transactions are included in underwriting and operating expenses and were $2.4 million, $2.7 million and $4.0 million in 2019, 2018 and 2017, respectively.
Service expenses were $2.2 million, $0.3 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017. Service expenses represent net third-party costs incurred by NMIS in connection with the services it provides. The growth in service expenses for the year ended December 31, 2019 relates to an increase in NMIS' outsourced loan review volume. Amounts incurred as service expenses generally correspond with amounts recognized in other revenues in the same periods.
Interest expense was $12.1 million, $15.0 million and $13.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Interest expense in 2018 included $2.2 million of costs related to the extinguishment of the 2015 Term Loan and issuance of the 2018 Term Loan completed in May 2018. Interest expense in 2018 and 2019 benefited from a lower interest spread payable on borrowings under the 2018 Term Loan as compared to the 2015 Term Loan, partially offset by commitment fees recognized in interest expense for the 2018 Revolving Credit Facility. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 5, Debt."
Income tax expense was $44.7 million, $28.0 million and $30.7 million for the years ended December 31, 2019, 2018 and 2017. Income tax expense increased from 2018 to 2019 primarily due to the growth in our pre-tax income. As a U.S. taxpayer, we were subject to a U.S. federal corporate income tax rate of 21% in 2018 and 2019, and 35% for all prior years through 2017. Income tax expense for the year ended December 31, 2017 also reflects a $13.6 million one-time non-cash charge related to the re-measurement of net deferred tax assets in connection with the enactment of the TCJA. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11, Income Taxes."
Net Income
Net income was $172.0 million, $107.9 million and $22.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Adjusted net income was $182.4 million, $113.3 million and $41.3 million, for the same periods, respectively. The sequential increases in net income and adjusted net income in 2018 and 2019 were driven by growth in total revenues, partially offset by increases in total expenses.
Diluted earnings per share (EPS) was $2.47, $1.60 and $0.35 for the years ended December 31, 2019, 2018 and 2017, respectively. Adjusted diluted EPS was $2.62, $1.67 and $0.63 for the same periods, respectively. The sequential increases in diluted EPS and adjusted diluted EPS in 2018 and 2019 were driven by growth in net income and adjusted net income, respectively, partially offset by increases in weighted average diluted shares outstanding.

The non-GAAP financial measures adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the year ended December 31,
	2019	2018	2017
As reported
Income before income tax	$216,653	$135,961	$52,792
Income tax expense	44,696	28,034	30,742
Net income	$171,957	$107,927	$22,050

Adjustments
Net realized investment gains	(45)	(57)	(208)
Loss from change in fair value warrant liability	8,657	1,397	4,105
Capital market transaction costs	2,353	4,894	4,816
Adjusted income before tax	227,618	142,195	61,505

Income tax expense on adjustments	485	905	3,050
Deferred tax expense adjustments	—	—	(13,554)
Adjusted net income	$182,437	$113,256	$41,267

Weighted average diluted shares outstanding	69,721	67,652	62,186
Adjusted diluted effect of non-vested shares	—	—	3,449
Adjusted weighted average diluted shares outstanding	69,721	67,652	65,635
Adjusted diluted EPS	$2.62	$1.67	$0.63
Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures
We believe the use of the non-GAAP measures of adjusted income before tax, adjusted net income and adjusted diluted EPS enhance the comparability of our fundamental financial performance between periods, and provides relevant information to investors. These non-GAAP financial measures align with the way the company's business performance is evaluated by management. These measures are not prepared in accordance with GAAP and should not be viewed as alternatives to GAAP measures of performance. These measures have been presented to increase transparency and enhance the comparability of our fundamental operating trends across periods. Other companies may calculate these measures differently; their measures may not be comparable to those we calculate and present.
Adjusted income before tax is defined as GAAP income before tax, excluding the pre-tax effects of the gain or loss related to the change in fair value of our warrant liability, periodic costs incurred in connection with capital markets transactions, net realized gains or losses from our investment portfolio, and discrete, non-recurring and non-operating items in the periods in which such items are incurred.
Adjusted net income is defined as GAAP net income, excluding the after-tax effects of the gain or loss related to the change in fair value of our warrant liability, periodic costs incurred in connection with capital markets transactions, net realized gains or losses from our investment portfolio, and discrete, non-recurring and non-operating items in the periods in which such items are incurred. Adjustments to components of pre-tax income are tax effected using the applicable federal statutory tax rate for the respective periods.
Adjusted diluted EPS is defined as adjusted net income divided by adjusted weighted average diluted shares outstanding. Adjusted weighted average diluted shares outstanding is defined as weighted average diluted shares outstanding, adjusted for changes in the dilutive effect of non-vested shares that would otherwise have occurred had GAAP net income been calculated in accordance with adjusted net income. There will be no adjustment to weighted average diluted shares outstanding in the years that non-vested shares are anti-dilutive under GAAP.
Although adjusted income before tax, adjusted net income and adjusted diluted EPS exclude certain items that have occurred in the past and are expected to occur in the future, the excluded items: (1) are not viewed as part of the operating performance of our primary activities; or (2) are impacted by market, economic or regulatory factors and are not necessarily indicative of operating trends, or both. These adjustments, and the reasons for their treatment, are described below.

•
Change in fair value of warrant liability. Outstanding warrants at the end of each reporting period are revalued, and any change in fair value is reported in the statement of operations in the period in which the change occurred. The change in fair value of our warrant liability can vary significantly across periods and is influenced principally by equity market and general economic factors that do not impact or reflect our current period operating results. We believe trends in our operating performance can be more clearly identified by excluding fluctuations related to the change in fair value of our warrant liability.

•
Capital markets transaction costs. Capital markets transaction costs result from activities that are undertaken to improve our debt profile or enhance our capital position through activities such as debt refinancing and capital markets reinsurance transactions that may vary in their size and timing due to factors such as market opportunities, tax and capital profile, and overall market cycles.

•
Net realized investment gains and losses. The recognition of the net realized investment gains or losses can vary significantly across periods as the timing is highly discretionary and is influenced by factors such as market opportunities, tax and capital profile, and overall market cycles that do not reflect our current period operating results.

•
Infrequent or unusual non-operating items. Items that are the result of unforeseen or uncommon events, which occur separately from operating earnings and are not expected to recur in the future. Identification and exclusion of these items provides clarity about the impact special or rare occurrences may have on our current financial performance. Past adjustments under this category include the effects of the release of the valuation allowance recorded against our net federal and certain state net deferred tax assets in 2016 and the re-measurement of our net deferred tax assets in connection with tax reform in 2017. We believe such items are non-recurring in nature, are not part of our primary operating activities and do not reflect our current period operating results.

Consolidated balance sheets	December 31, 2019	December 31, 2018
	(In Thousands)
Total investment portfolio	$1,140,940	$911,490
Cash and cash equivalents	41,089	25,294
Premiums receivable	46,085	36,007
Deferred policy acquisition costs, net	59,972	46,840
Software and equipment, net	26,096	24,765
Prepaid reinsurance premiums	15,488	30,370
Other assets	35,148	17,277
Total assets	$1,364,818	$1,092,043
Term loan	$145,764	$146,757
Unearned premiums	136,642	158,893
Accounts payable and accrued expenses	39,904	31,141
Reserve for insurance claims and claim expenses	23,752	12,811
Reinsurance funds withheld	14,310	27,114
Warrant liability	7,641	7,296
Deferred tax liability, net	56,360	2,740
Other liabilities	10,025	3,791
Total liabilities	434,398	390,543
Total shareholders' equity	930,420	701,500
Total liabilities and shareholders' equity	$1,364,818	$1,092,043
As of December 31, 2019, we had $1.2 billion in cash and investments, including $54.7 million held by NMIH. The increase in cash and investments from December 31, 2018 relates to cash generated from operations.
Premiums receivable was $46.1 million as of December 31, 2019, compared to $36.0 million as of December 31, 2018. The increase was primarily driven by the increase in our monthly premium policies in force, where premiums are generally paid one month in arrears.

Net deferred policy acquisition costs (DAC) were $60.0 million as of December 31, 2019, compared to $46.8 million as of December 31, 2018. The increase was primarily driven by growth in the number of policies written during the year ended December 31, 2019 and the deferral of certain costs associated with the origination of those policies, partially offset by the amortization of previously deferred acquisition costs.
Prepaid reinsurance premiums were $15.5 million as of December 31, 2019, compared to $30.4 million as of December 31, 2018. Prepaid reinsurance premiums, which represent the unearned premiums on single premium policies ceded under the 2016 QSR Transaction, decreased due to the termination of our engagement with one reinsurer under the 2016 QSR Transaction and the continued amortization of previously ceded unearned premiums.
Other assets increased from $17.3 million as of December 31, 2018 to $35.1 million as of December 31, 2019. Other assets as of December 31, 2019 includes $7.6 million of tax and loss bonds and $6.4 million of operating lease right-of-use (ROU) assets, which we recognized following the adoption of ASU 2016-02, Leases (Topic 842). See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11, Income Taxes" and "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 14, Commitments and Contingencies."
Unearned premiums decreased from $158.9 million as of December 31, 2018 to $136.6 million as of December 31, 2019, primarily due to the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies and the cancellation of other single premium policies, partially offset by single premium policy originations in 2019.
Accounts payable and accrued expenses increased from $31.1 million as of December 31, 2018 to $39.9 million as of December 31, 2019, primarily due to unsettled payments from the purchase of certain securities and an increase in reinsurance premiums payable and payroll accruals.
Reserve for insurance claims and claim expenses increased from $12.8 million as of December 31, 2018 to $23.8 million as of December 31, 2019, primarily due to an increase in NODs tied to the growth in the number of policies in force and the aging of our earlier book years and an increase in our average reserve per default tied to the aging of our NOD population from non-disaster zones and composition of our default inventory between loans in disaster and non-disaster impacted areas, partially offset by the release of prior year reserves tied to NOD cures and ongoing analysis of recent loss development trends. See "Insurance Claims and Claim Expenses" above for further details.
Reinsurance funds withheld was $14.3 million as of December 31, 2019, representing the net of our ceded reinsurance premiums written, less our profit and ceding commission receivables related to the 2016 QSR Transaction. The decrease in reinsurance funds withheld of $12.8 million from December 31, 2018, relates to the termination of our engagement with one reinsurer under the 2016 QSR Transaction and the continued decline in ceded premiums written on single premium policies, due to the end of the reinsurance coverage period for new business under the 2016 QSR Transaction at December 31, 2017. See, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reinsurance."
Warrant liability increased from $7.3 million at December 31, 2018 to $7.6 million at December 31, 2019, primarily due to an increase in our stock price, partially offset by the reclassification of a portion of the warrant liability to additional paid-in capital following the exercise of warrants during the year. For further information regarding the valuation of our warrant liability and its impact on our results of operations and financial position, see Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 4, Fair Value of Financial Instruments."
Net deferred tax liability increased from $2.7 million at December 31, 2018 to $56.4 million at December 31, 2019, primarily due to an increase in the claimed deductibility of our statutory contingency reserve and the change in unrealized gains recorded in other comprehensive income. Our ability to claim a contingency reserve deduction in prior periods was not required as we were able to reduce our taxable income with the utilization of our net operating loss carry forward. During the year ended December 31, 2018, we utilized the entire remaining balance of our non-limited net operating loss carry forward and began to claim a deduction on our statutory contingency reserve. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11, Income Taxes."
Other liabilities as of December 31, 2019 include $7.4 million of operating lease liabilities, which we recognized following the adoption of ASU 2016-02, Leases (Topic 842). See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 14, Commitments and Contingencies."

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the years ended December 31,
	2019	2018	2017
Net cash provided by (used in):	(In Thousands)
Operating activities	$208,150	$145,861	$67,763
Investing activities	(194,355)	(220,650)	(93,072)
Financing activities	2,000	80,887	(3,241)
Net increase (decrease) in cash and cash equivalents	$15,795	$6,098	$(28,550)
Net cash provided by operating activities was $208.2 million for the year ended December 31, 2019, compared to $145.9 million for the year ended December 31, 2018 and $67.8 million for the year ended December 31, 2017. The increases in cash generated from operating activities in both periods were primarily driven by growth in premiums written and investment income, partially offset by increased operating expenses and growth in claims paid tied to the growth and aging of our insured portfolio. The increase in cash generated from operating activities for the year ended December 31, 2019 was further offset by the purchase of tax and loss bonds.
Cash used in investing activities for the periods presented reflects the purchase of fixed and short-term maturities with cash provided by operating and financing activities, and the reinvestment of coupon payments, maturities and sale proceeds within our investment portfolio. Cash used in investing activities for the year ended December 31, 2018 further reflects the investment of net cash proceeds raised in a common stock offering we completed in March 2018.
Cash provided by financing activities was $2.0 million and $80.9 million for the years ended December 31, 2019 and December 31, 2018, respectively. Cash provided by financing activities for the year ended December 31, 2019 primarily relates to proceeds from the issuance of common stock generated in connection with the exercise of employee stock options. Cash provided by financing activities for the year ended December 31, 2018 reflects $79.2 million of net cash proceeds raised in a common stock offering we completed in March 2018. Cash used in financing activities was $3.2 million for the year ended December 31, 2017 and primarily relates to taxes paid on the net share settlement of equity awards for certain employees.
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
As of December 31, 2019, NMIH had $54.7 million of cash and investments. NMIH's principal source of net cash is investment income. NMIH also has access to $85 million of undrawn revolving credit capacity under the 2018 Revolving Credit Facility and $16.1 million of aggregate ordinary course dividend capacity from NMIC and Re One.
NMIH has entered into tax and expense-sharing agreements with its subsidiaries which have been approved by the Wisconsin OCI. With the Wisconsin OCI's approval, NMIH began allocating the interest expense on the 2015 Term Loan to NMIC in the first quarter of 2017, consistent with the benefits NMIC received when NMIH contributed the loan proceeds to NMIC. NMIH received similar approval from the Wisconsin OCI to allocate interest expense to NMIC on the 2018 Term Loan and 2018 Revolving Credit Facility. Such approvals may be changed or revoked at any time.
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under Wisconsin law, NMIC and Re One may pay dividends up to specified levels (i.e., "ordinary" dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts, or "extraordinary" dividends, are subject to the Wisconsin OCI's prior approval. Under Wisconsin insurance laws, an extraordinary dividend is defined as any payment or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the 12-month period ending the preceding December 31. NMIC and Re One have never paid dividends to NMIH. NMIC and Re One have the capacity to pay aggregate ordinary dividends of $16.1 million to NMIH during the 12-month period ending December 31, 2020.

As an approved insurer under PMIERs, NMIC would be subject to additional restrictions on its ability to pay dividends to NMIH if it failed to meet the financial requirements prescribed by PMIERs. Approved insurers that fail to meet the PMIERs financial requirements are not permitted to pay dividends without prior approval from the GSEs.
NMIC's capital needs depend on many factors including its ability to successfully write new business, establish premium rates at levels sufficient to cover claims and operating costs, access the reinsurance markets and meet minimum required asset thresholds under the PMIERs and minimum state capital requirements. NMIH may require liquidity to fund the capital needs of its insurance subsidiaries.
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
We are subject to certain covenants under the 2018 Term Loan and 2018 Revolving Credit Facility. Under the 2018 Term Loan (and as defined in the 2018 Credit Agreement), we are subject a maximum debt-to-total capitalization ratio of 35%. Under the 2018 Revolving Credit Facility (and as defined in the 2018 Credit Agreement), we are subject to a maximum debt-to-total capitalization ratio of 35%, a minimum liquidity requirement, compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and minimum consolidated net worth and statutory capital requirements. We were in compliance with all covenants as of December 31, 2019.
Consolidated Investment Portfolio
The primary objectives of our investment activity are to preserve capital and generate investment income, while maintaining sufficient liquidity to cover our operating needs. We aim to achieve diversification by type, quality, maturity, and industry. We have adopted an investment policy that defines, among other things, eligible and ineligible investments; concentration limits for asset types, industry sectors, single issuers and certain credit ratings; and benchmarks for asset duration.
Our investment portfolio is entirely comprised of fixed maturity investments. As of December 31, 2019, the fair value of our investment portfolio was $1.1 billion. We also had an additional $41.1 million of cash and equivalents as of December 31, 2019. Pre-tax book yield on the investment portfolio for the year ended December 31, 2019 was 3.0%. The book yield is calculated as period-to-date net investment income divided by average amortized cost of the investment portfolio. Yield on the investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our investment portfolio and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	December 31, 2019	December 31, 2018
Corporate debt securities	58%	58%
Municipal debt securities	16	10
Asset-backed securities	15	18
Cash, cash equivalents, and short-term investments	7	9
U.S. treasury securities and obligations of U.S. government agencies	4	5
Total	100%	100%

Investment portfolio ratings at fair value (1)	December 31, 2019	December 31, 2018
AAA	20%	22%
AA(2)	19	18
A(2)	47	42
BBB(2)	14	18
BB (3)	—	—
Total	100%	100%

(1)	Excluding certain operating cash accounts.

(2)	Includes +/– ratings.

(3)	We held one security with a BB rating at December 31, 2018, which is not identifiable in the table due to rounding.
Our investments are rated by one or more nationally recognized statistical rating organizations. If two or more ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Investment Securities - Other-than-Temporary Impairment (OTTI)
As of December 31, 2019, 2018 and 2017, we held no other-than-temporarily impaired securities. For the years ended December 31, 2019 and 2017, we recognized $0.4 million and $0.1 million of OTTI losses in earnings, respectively. For the year ended December 31, 2018 we did not recognize any OTTI losses. There were no credit losses recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income (AOCI) (loss) for any period presented.
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
Our effective income tax rate on pre-tax income was 20.6% for each of the years ended December 31, 2019 and 2018, and 58.2% for the year ended December 31, 2017. The differences between our statutory tax rates and our effective tax rates for the years ended December 31, 2019 and 2018 were primarily due to tax benefits from excess share-based compensation for vested restricted stock units (RSUs) and exercised stock options. The difference between our statutory tax rate and our effective tax rate for the year ended December 31, 2017 was primarily due to a tax expense of $13.6 million associated with the enactment of the TCJA, partially offset by a tax benefit from excess share-based compensation for vested RSUs and exercised stock options.
At December 31, 2019, we had federal net operating loss carryforwards of $2.3 million, which expire in varying amounts in 2030 and 2031, and state net operating loss carryforwards of $126.8 million, which expire in varying amounts from 2031 to 2039. Our ability to utilize our remaining federal net operating loss carryforwards is restricted by Section 382 of the Internal Revenue Code (IRC), which imposes annual limitations if there is an "ownership change." As a result of the acquisition of our insurance subsidiaries in 2012, $7.3 million of federal NOLs were subject to annual limitations of $0.8 million through 2016, and $0.3 million thereafter. Our federal net operating loss carryforwards balance is a result of this limitation.
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under Section 832(e) of the IRC, and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction.  As of December 31, 2019, we held $7.6 million of tax and loss bonds, which are reported as prepaid federal income tax and grouped in "Other assets" in our condensed consolidated balance sheet.
We record a valuation allowance against the state net operating losses generated by NMIH as NMIH operates at a loss, and we do not expect to utilize such net deferred tax assets in the future. We continue to evaluate the realizability of our state net deferred tax asset position, and our examination of results through December 31, 2019 and review of future expectations support the continued application of a valuation allowance against such state net deferred tax assets.
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

Off-Balance Sheet Arrangements and Contractual Obligations
We had no material off-balance sheet arrangements as of December 31, 2019. In connection with the ILN Transactions, we have certain future contractual commitments to the Oaktown Re Vehicles (special purpose variable interest entities (VIEs) that are not consolidated in our financial results). See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2, Summary of Accounting Principles - Variable interest entities."
Contractual obligations at December 31, 2019 are summarized in the following table:

	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)
Contractual obligations	$—	$—	$—	$—
Long-term debt obligations (1)	11,485	22,384	147,181	—
Capital lease obligations	—	—	—	—
Operating lease obligations (2)	2,537	5,183	462	—
Purchase obligations	6,309	882	—	—
Other long-term liabilities reflected on the registrant's balance sheet under GAAP	—	—	—	—
Total	$20,331	$28,449	$147,643	$—
(1) Long-term debt relates to our 2018 Credit Agreement and includes future interest payments on the 2018 Term Loan using the minimum interest rate in effect at December 31, 2019 and future undrawn commitment fees on the 2018 Revolving Credit Facility at the rate in effect at December 31, 2019.
(2) Amounts represent undiscounted lease payments.

Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. In preparing our consolidated financial statements, management has made estimates and assumptions, and applied judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. As a result, actual results could differ materially from those estimates. A summary of the accounting policies that management believes are critical to the preparation of our consolidated financial statements is set forth below.
Insurance Premium Revenue Recognition
Premiums for primary mortgage insurance policies may be paid in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium), with such election and payment type fixed at policy inception. Premiums written at origination for single premium policies are initially deferred as unearned premiums and amortized into earnings over the estimated policy life in accordance with the anticipated expiration of risk. Monthly premiums are recognized as revenue in the month billed as coverage is effective. Annual premiums are initially deferred and earned on a straight-line basis over the year of coverage. Upon cancellation of a policy, all remaining non-refundable deferred and unearned premium is immediately earned, and any refundable deferred premium is returned to the policyholder and recorded as a reduction to written premium and the unearned premium reserve in the period paid.
Premiums written on pool transactions are earned over the period that coverage is provided.
Reserve for Claims and Claim Expenses
We establish reserves for claims based on our best estimate of ultimate claim costs for defaulted loans using the general principles contained in ASC 944, Financial Services - Insurance (ASC 944). We establish case reserves when we are notified that a loan has been in default for at least 60 days (i.e., a default) and IBNR reserves based on an estimate of defaults which have been incurred but have not yet been reported to us by loan servicers. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal, other third-party fees and other general expenses of administering the claim settlement process. Claim expense reserves are either allocated (i.e., associated with a specific claim) or unallocated (i.e., not associated with a specific claim).
The establishment of claims and claim expense reserves is subject to inherent uncertainty and requires significant judgment by management. Reserves are established by estimating the number of loans in default that will result in a claim payment, which is referred to as claim frequency, and the amount of the claim payment expected to be paid on each such loan in default, which is referred to as claim severity. Claim frequency and severity estimates are established based on historical observed experience regarding certain loan factors, such as age of the default, size of the loan and LTV ratios, and are strongly influenced by prevailing economic conditions, such as mortgage rates, trends in unemployment and house price appreciation. We conduct an annual actuarial review to evaluate, and, if necessary, update these assumptions.
Investments
We have designated our investment portfolio as available-for-sale and report it at fair value. The related unrealized gains and losses, after considering the related tax expense or benefit, are recognized as a component of AOCI (loss) in shareholders' equity. Net realized investment gains and losses are reported in income based on specific identification of securities sold or other than temporarily impaired, and are reclassified out of AOCI (loss).
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
We evaluate our investments each quarter to determine whether declines in fair value below amortized cost are considered other-than-temporary in accordance with applicable guidance. Under current guidance, a debt security impairment is deemed other-than-temporary if (i) we either intend to sell the security or it is more likely than not that we will be required to sell the security before recovery or (ii) we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. In evaluating whether a decline in fair value is other-than-temporary, we consider several factors including, but not limited to:

•	our intent to sell the security or whether it is more likely than not that we will be required to sell the security before recovery;

•	the severity and duration of the decline in fair value;

•	the financial condition of the issuer;

•	the failure of the issuer to make scheduled interest or principal payments;

•	recent credit downgrades of the applicable security or the issuer; and

•	adverse conditions specifically related to the security, an industry or a geographic area.
Based on this evaluation, we record OTTI adjustments on securities with declines in fair value below their amortized cost, if it is more likely than not that we will sell the securities prior to recovery of their amortized cost or if the present value of the discounted cash flows we expect to collect on the securities through recovery under a "most likely" scenario is less than their amortized cost. If our intent is to sell securities and their fair value is below amortized cost, the securities are classified as other-than-temporarily impaired and the full amount of the impairment is recognized as a loss in earnings. Otherwise, losses on other-than-temporarily impaired securities are bifurcated between credit-related losses and losses related to other factors (e.g., interest rate fluctuations), with credit-related losses recognized in earnings and losses related to other factors recognized in AOCI (loss), net of taxes.
Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as DAC. DAC is subsequently amortized to expense in proportion to estimated gross profits over the estimated life of the associated policies and is reviewed periodically to determine that the aggregate balance does not exceed recoverable amounts.
Premium Deficiency Reserves
We consider whether a premium deficiency exists and premium deficiency reserve is required each quarter using best estimate assumptions as of the testing date. Per ASC 944, a premium deficiency reserve shall be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs and maintenance costs exceeds future premiums, existing reserves and anticipated investment income. The premium deficiency assessment requires the use of significant judgment and estimates to determine the present value of future premiums, and expected claim costs and expenses. The present value of future premiums relies on, among other things, assumptions about persistency and repayment patterns on the underlying insured loans. The present value of expected claim costs and expenses relies on assumptions about the severity of claims, claim rates on current defaults and expected defaults in future periods. Assumptions used in the premium deficiency calculation can be affected by changes in the macroeconomic environment, including the rate of house price appreciation and prevailing interest rates. Relatively small changes in estimated claim rates or estimated claim amounts could have a significant impact on our premium deficiency analysis. If we determine it is necessary and appropriate to establish a premium deficiency reserve, and actual premium patterns and claims experience differ from the assumptions used to establish the reserve, the difference between the actual results and our estimates would affect future period earnings.

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
The carrying value of our investment portfolio as of December 31, 2019 and 2018 was $1,141 million and $911 million, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of December 31, 2019, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.56 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.56% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 3.59 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.59% in fair value of our fixed income portfolio.
We are also subject to market risk related to our 2018 Term Loan and the ILN Transactions. As discussed in Item 8, "Financial Statements - Notes to Consolidated Financial Statements - Note 5, Debt," the 2018 Term Loan bears interest at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on our outstanding principal.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of NMI Holdings, Inc.
NMI Holdings, Inc.
Emeryville, CA
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NMI Holdings, Inc. (the "Company") and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules included in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and our report dated February 13, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reserve for Insurance Claims and Claims Expense

As described in Notes 2 and 7 to the consolidated financial statements, the Company recorded $23.8 million of reserve for insurance claims and claims expense at December 31, 2019. The establishment of insurance claims and claims expense reserve is subject to inherent uncertainty and requires significant judgment by management. The reserve is established by estimating: (i) claim severity which is the amount of the claim payment expected to be paid on each loan in default, and (ii) claim frequency which is the number of loans in default expected to result in a claim payment. The claim frequency is determined based on historical observed experience regarding certain loan factors and is also strongly influenced by prevailing economic conditions.

We identified the Company’s estimation of the reserve for insurance claims and claims expense as a critical audit matter. The principal consideration for our determination is the high degree of subjectivity in estimating claim frequency and claim severity. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•	Testing the completeness and accuracy of the underlying loans and claims data used in management’s actuarial reserve calculations which supported claim frequency and claim severity estimates.

•
Utilizing personnel with specialized knowledge and skill in actuarial methods to assist in: (i) evaluating the appropriateness of the methodology and the assumptions used by management’s actuary, including assessment of the reasonableness of changes in assumptions and inputs used in developing claim frequency and claim severity, which included comparing to third party evidence of current economic conditions and evaluating the current and historical loan factors, and (ii) performing a retrospective review of the prior year reserve estimate against historical figures and economic trends.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2011.
San Francisco, California
February 13, 2020

NMI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $1,113,779 and $924,987 as of December 31, 2019 and December 31, 2018, respectively)	$1,140,940	$911,490
Cash and cash equivalents (including restricted cash of $2,662 and $1,414 as of December 31, 2019 and December 31, 2018, respectively)	41,089	25,294
Premiums receivable	46,085	36,007
Accrued investment income	6,831	5,694
Prepaid expenses	3,512	3,241
Deferred policy acquisition costs, net	59,972	46,840
Software and equipment, net	26,096	24,765
Intangible assets and goodwill	3,634	3,634
Prepaid reinsurance premiums	15,488	30,370
Other assets	21,171	4,708
Total assets	$1,364,818	$1,092,043

Liabilities
Term loan	$145,764	$146,757
Unearned premiums	136,642	158,893
Accounts payable and accrued expenses	39,904	31,141
Reserve for insurance claims and claim expenses	23,752	12,811
Reinsurance funds withheld	14,310	27,114
Warrant liability, at fair value	7,641	7,296
Deferred tax liability, net	56,360	2,740
Other liabilities (1)	10,025	3,791
Total liabilities	434,398	390,543
Commitments and contingencies (see Note 14)

Shareholders' equity
Common stock - class A shares, $0.01 par value; 68,358,074 and 66,318,849 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively (250,000,000 shares authorized)	684	663
Additional paid-in capital	707,003	682,181
Accumulated other comprehensive income (loss), net of tax	17,288	(14,832)
Retained earnings	205,445	33,488
Total shareholders' equity	930,420	701,500
Total liabilities and shareholders' equity	$1,364,818	$1,092,043

(1)	"Deferred Ceding Commissions" have been reclassified as "Other liabilities" in prior periods.
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended December 31,
	2019	2018	2017
	(In Thousands, except for per share data)
Revenues
Net premiums earned	$345,015	$251,197	$165,740
Net investment income	30,856	23,538	16,273
Net realized investment gains	45	57	208
Other revenues	2,855	233	522
Total revenues	378,771	275,025	182,743
Expenses
Insurance claims and claim expenses	12,507	5,452	5,339
Underwriting and operating expenses(1)	126,621	116,966	106,362
Service expenses(1)	2,248	270	617
Interest expense	12,085	14,979	13,528
Loss from change in fair value of warrant liability	8,657	1,397	4,105
Total expenses	162,118	139,064	129,951

Income before income taxes	216,653	135,961	52,792
Income tax expense	44,696	28,034	30,742
Net income	$171,957	$107,927	$22,050

Earnings per share
Basic	$2.54	$1.66	$0.37
Diluted	$2.47	$1.60	$0.35

Weighted average common shares outstanding
Basic	67,573	65,019	59,816
Diluted	69,721	67,652	62,186

Net income	$171,957	$107,927	$22,050
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) in accumulated other comprehensive income, net of tax expense (benefit) of $8,548, ($3,285) and $1,234 for each of the years in the three-year period ended December 31, 2019, respectively	32,155	(12,357)	2,559
Reclassification adjustment for realized (gains) losses included in net income, net of tax expense (benefit) of $9, ($27), and $73 for each of the years in the three-years ended December 31, 2019, respectively	(35)	102	(131)
Other comprehensive income (loss), net of tax	32,120	(12,255)	2,428
Comprehensive income	$204,077	$95,672	$24,478

(1)	Certain "Underwriting and operating expenses" have been reclassified as "Service expenses" in prior periods.
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2016	59,145	$591	$576,927	$(5,287)	$(96,722)	$475,509
Cumulative effect of change in accounting principle	—	$—	$388	$—	$515	$903
Common stock: class A shares issued related to warrant exercises	32	*	183	—	—	183
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	1,341	14	(1,494)	—	—	(1,480)
Share-based compensation expense	—	—	9,484	—	—	9,484
Change in unrealized investment gains/losses, net of tax expense of $1,307	—	—	—	2,428	—	2,428
Net income	—	—	—	—	22,050	22,050
Balances, December 31, 2017	60,518	$605	$585,488	$(2,859)	$(74,157)	$509,077
Cumulative effect of change in accounting principle	—	$—	$—	$282	$(282)	$—
Common stock: class A shares issued related to public offering	4,255	43	79,122	—	—	79,165
Common stock: class A shares issued related to warrant exercises	91	1	1,893	—	—	1,894
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	1,455	14	3,121	—	—	3,135
Share-based compensation expense	—	—	12,557	—	—	12,557
Change in unrealized investment gains/losses, net of tax benefit of $3,258	—	—	—	(12,255)	—	(12,255)
Net income	—	—	—	—	107,927	107,927
Balances, December 31, 2018	66,319	$663	$682,181	$(14,832)	$33,488	$701,500
Cumulative effect of change in accounting principle	—	—	—	—	—	—
Common stock: class A shares issued related to warrant exercises	289	3	8,309	—	—	8,312
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	1,750	18	3,482	—	—	3,500
Share-based compensation expense	—	—	13,031	—	—	13,031
Change in unrealized investment gains/losses, net of tax expense of $8,539	—	—	—	32,120	—	32,120
Net income	—	—	—	—	171,957	171,957
Balances, December 31, 2019	68,358	$684	$707,003	$17,288	$205,445	$930,420

*	During 2017, we issued 32,368 common shares with a par value of $0.01 in connection with the exercise of warrants, which is not identifiable in this schedule due to rounding.
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2019	2018	2017
Cash flows from operating activities	(In Thousands)
Net income	$171,957	$107,927	$22,050
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(45)	(57)	(208)
Loss from change in fair value of warrant liability	8,657	1,397	4,105
Depreciation and amortization	9,299	7,811	6,663
Net amortization of premium on investment securities	1,252	1,519	1,599
Amortization of debt discount and debt issuance costs	1,011	3,390	1,473
Deferred income taxes	45,082	25,927	31,102
Share-based compensation expense	13,031	12,557	9,484
Changes in operating assets and liabilities:
Premiums receivable	(10,078)	(10,828)	(11,451)
Accrued investment income	(1,137)	(1,482)	(791)
Prepaid expenses	(472)	(1,090)	(160)
Deferred policy acquisition costs, net	(13,132)	(8,915)	(7,816)
Other assets	(8,831)	1,304	(1,547)
Unearned premiums	(22,251)	(4,273)	10,260
Reserve for insurance claims and claim expenses	10,941	4,050	5,760
Reinsurance balances, net	(1,022)	560	(274)
Accounts payable and accrued expenses	3,888	6,064	(2,486)
Net cash provided by operating activities	208,150	145,861	67,763
Cash flows from investing activities
Purchase of short-term investments	(230,362)	(257,916)	(131,196)
Purchase of fixed-maturity investments, available-for-sale	(290,533)	(356,337)	(219,079)
Proceeds from maturity of short-term investments	244,921	221,685	170,278
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	91,575	179,978	95,435
Software and equipment	(9,956)	(8,060)	(8,510)
Net cash used in investing activities	(194,355)	(220,650)	(93,072)
Cash flows from financing activities
Proceeds from issuance of common stock related to public offering, net of issuance costs	—	79,165	—
Proceeds from issuance of common stock related to employee equity plans	21,748	12,857	7,103
Proceeds from issuance of common stock related to warrant exercises	—	321	183
Taxes paid related to net share settlement of equity awards	(18,248)	(9,722)	(8,582)
Proceeds from senior note, net	—	149,250	—
Repayments of term loan	(1,500)	(147,375)	(1,500)
Payments of debt issuance/modification costs	—	(3,609)	(445)
Net cash provided by (used in) financing activities	2,000	80,887	(3,241)

Net increase (decrease) in cash, cash equivalents and restricted cash	15,795	6,098	(28,550)
Cash, cash equivalents and restricted cash, beginning of period	25,294	19,196	47,746
Cash, cash equivalents and restricted cash, end of period	$41,089	$25,294	$19,196

Supplemental disclosures of cash flow information
Interest paid	$10,691	$12,093	$13,355
Income taxes (refunded) paid	(64)	867	1,220

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

1. Organization and Basis of Presentation
NMI Holdings, Inc. (NMIH) is a Delaware corporation, incorporated in May 2011 to provide private mortgage guaranty insurance (which we refer to as mortgage insurance or MI) through its wholly-owned insurance subsidiaries, National Mortgage Insurance Corporation (NMIC) and National Mortgage Reinsurance Inc One (Re One). Our common stock is listed on the NASDAQ exchange under the ticker symbol "NMIH."
In April 2013, NMIC, our primary insurance subsidiary, issued its first mortgage insurance policy. NMIC is licensed to write mortgage insurance in all 50 states and the District of Columbia (D.C.) In August 2015, NMIH capitalized a wholly-owned subsidiary, NMI Services, Inc. (NMIS), through which we offer outsourced loan review services to mortgage loan originators.
Basis of Presentation
The accompanying consolidated financial statements include the results of NMIH and its wholly-owned subsidiaries. All inter-company transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) and our accounts are maintained in US dollars. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as of the balance sheet date. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates. Certain reclassifications to previously reported financial information have been made to conform to our current period presentation.
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
Insurance Premium Revenue Recognition
Premiums for primary mortgage insurance policies may be paid in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium), with such election and payment type fixed at policy inception. Premiums written at origination for single premium policies are initially deferred as unearned premiums and amortized into earnings over the estimated policy life, in accordance with the anticipated expiration of risk. Monthly premiums are recognized as revenue in the month billed and when the coverage is effective. Annual premiums are initially deferred and earned on a straight-line basis over the year of coverage. Upon cancellation of a policy, all remaining non-refundable deferred and unearned premium is immediately earned, and any refundable deferred premium is returned to the policyholder and recorded as a reduction to written premium and unearned premium reserve in the period paid.
Premiums written on pool transactions are earned over the period that coverage is provided.
Concentrations
For the year ended December 31, 2019, no customer accounted for more than 10% of our consolidated revenues. At December 31, 2019, approximately 12% of our total risk-in-force (RIF) was concentrated in California.
Reserves for Insurance Claims and Claim Expenses
We establish reserves for claims based on our best estimate of ultimate claim costs for defaulted loans using the general principles contained in ASC 944, Financial Services - Insurance (ASC 944). We establish case reserves when we are notified that a loan has been in default for at least 60 days (i.e., a default) and "IBNR" reserves based on an estimate of defaults which have been incurred but have not yet been reported to us by loan servicers. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal, other third-party fees, and other general expenses of administering the claim settlement process. Claim expense reserves are either allocated (i.e., associated with a specific claim) or unallocated (i.e., not associated with a specific claim).
The establishment of claims and claim expense reserves is subject to inherent uncertainty and requires significant judgment by management. Reserves are established by estimating the number of loans in default that will result in a claim payment, which is referred to as claim frequency, and the amount of the claim payment expected to be paid on each such loan in default, which is

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

referred to as claim severity. Claim frequency and severity estimates are established based on historical observed experience regarding certain loan factors, such as age of the default, size of the loan and loan-to-value (LTV) ratios, and are strongly influenced by prevailing economic conditions, such as mortgage rates, trends in unemployment and house price appreciation. We conduct an annual actuarial review to evaluate and, if necessary, update these assumptions.
Investments
We have designated our investment portfolio as available-for-sale and report it at fair value. The related unrealized gains and losses, after considering the related tax expense or benefit, are recognized as a component of accumulated other comprehensive income (AOCI) (loss) in shareholders' equity. Net realized investment gains and losses are reported in income based on specific identification of securities sold or other-than-temporarily impaired, and are reclassified out of AOCI (loss).
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
We evaluate our investments each quarter to determine whether declines in fair value below amortized cost are considered other-than-temporary in accordance with applicable guidance. Under the current guidance, a debt security impairment is deemed other-than-temporary if (i) we either intend to sell the security or it is more likely than not that we will be required to sell the security before recovery or (ii) we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. In evaluating whether a decline in fair value is other-than-temporary, we consider several factors including, but not limited to:

•	our intent to sell the security or whether it is more likely than not that we will be required to sell the security before recovery;

•	the severity and duration of the decline in fair value;

•	the financial condition of the issuer;

•	the failure of the issuer to make scheduled interest or principal payments;

•	recent credit downgrades of the applicable security or the issuer; and

•	adverse conditions specifically related to the security, an industry, or a geographic area.
Based on this evaluation, we record OTTI adjustments on securities with declines in fair value below their amortized cost, if it is more likely than not that we will sell the securities prior to recovery of their amortized cost or if the present value of the discounted cash flows we expect to collect on the securities through recovery under a "most likely" scenario is less than their amortized cost. If our intent is to sell securities and their fair value is below amortized cost, the securities are classified as other-than-temporarily impaired and the full amount of the impairment is recognized as a loss in earnings. Otherwise, losses on other-than-temporarily impaired securities are bifurcated between credit-related losses and losses related to other factors (e.g., interest rate fluctuations), with credit-related losses recognized in earnings and losses related to other factors recognized in AOCI (loss), net of taxes.
We consider items such as commercial paper with original maturities of 90 days or less to be short-term investments.
Deferred Policy Acquisition Costs (DAC)
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as DAC. DAC is reviewed periodically to determine that it does not exceed recoverable amounts. DAC is amortized to expense in proportion to estimated gross profits over the estimated life of the associated policies. We estimate the rate of amortization to reflect actual experience and any changes to persistency or loss development. Total amortization of DAC for the years ended December 31, 2019, 2018 and 2017, net of a portion of ceding commission related to the quota share reinsurance transactions (see "Reinsurance", below), was $8.4 million, $8.1 million and $5.8 million, respectively.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Premium Deficiency Reserves
We consider whether a premium deficiency exists and premium deficiency reserve is required at each fiscal quarter using best estimate assumptions as of the testing date. Per ASC 944, a premium deficiency reserve shall be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs and maintenance costs exceeds future premiums, existing reserves and anticipated investment income. We have determined that no premium deficiency reserves were necessary for any of the years in the three-year period ended December 31, 2019.
Reinsurance
We account for premiums, claims and claim expenses that are ceded to reinsurers on a consistent basis with that which we use to account for the original policies we issue and pursuant to the terms of our reinsurance contracts. We account for premiums ceded or otherwise paid to reinsurers as a reduction to premium revenue.
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
Under the QSR Transactions, we cede a portion of claims and claim expense reserves to our reinsurers, and account for such ceded reserves as reinsurance recoverables in "Other Assets" on the consolidated balance sheets and as reductions to claims expenses on the consolidated statements of operations. We remain directly liable for all claims payments if we are unable to collect from any reinsurer.
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
Share-Based Compensation
We account for stock compensation in accordance with ASC 718, Compensation - Stock Compensation, which addresses accounting for share-based awards and recognition of compensation expense, measured using grant date fair value, over the requisite service or performance period of the award. Share-based compensation includes restricted stock units (RSUs) and stock option grants under our Stock Plans. We calculate the fair value of stock option grants using a Black-Scholes option pricing model, which takes into account various subjective assumptions. Key assumptions used in the model include the expected volatility of our stock price, dividend yield and the risk-free interest rate, as well as the expected option term, giving consideration to the contractual terms of any award. RSU grants may contain a service condition, or performance and service conditions. RSU grants are valued at our stock

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

price on the date of grant less the present value of anticipated dividends. We account for stock option and RSU forfeitures as they occur.
Earnings per Share (EPS)
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
Business Combinations, Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired from a business combination. In accordance with ASC 350, Intangibles - Goodwill and Other, we test goodwill for impairment during the third quarter each year, or more frequently if we believe indicators of impairment exist. We have not identified any impairments of goodwill through December 31, 2019.
Our intangible assets consist of state licenses and Fannie Mae and Freddie Mac (collectively, the GSEs) applications which have indefinite lives. We test indefinite-lived intangible assets for impairment during the fourth quarter of each year or more frequently if we believe indicators of impairment exist. We have not identified any impairments of indefinite-lived intangible assets through December 31, 2019.
Premiums Receivable
Premiums receivable consist of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the receivable is written off against earned premium and the related insurance policy is canceled. Premiums receivable may be written off prior to 120 days in the ordinary course of business for reasons including, but not limited to, the modification or refinancing of underlying insured loans. We have established a reserve for premium write-offs based on historical experience; such reserve was deemed to be immaterial for the years ended December 31, 2019 and December 31, 2018.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Recent Accounting Pronouncements - Adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). This update requires that businesses recognize rights and obligations associated with certain leases as assets and liabilities on the balance sheet. The standard also requires additional disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. We adopted this ASU on January 1, 2019 using the modified-retrospective method and applied it prospectively as of the effective date, without adjusting comparative periods presented as permitted by ASU 2018-11, Leases (Topic 842), Targeted Improvements. Adoption of this new standard increased our assets and liabilities by $7.6 million in connection with the recognition of right-of-use (ROU) assets and lease liabilities, primarily related to the operating lease on our corporate headquarters. Adoption of this standard did not impact our consolidated statements of operations or cash flows. See Note 14, "Commitments and Contingencies" for additional information related to our leases.
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
Recent Accounting Pronouncements - Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) and subsequently issued amendments to the initial guidance: ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU 2019-05, Financial Instruments-Credit Losses: Targeted Transition Relief, and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. These updates will require companies to measure and establish reserves for lifetime expected credit losses on many financial assets held at a given reporting date. Under the guidance, the methodology for measuring lifetime credit losses will generally shift from an incurred loss model, whereby losses are only recognized once probable and estimable, to a current expected credit loss (CECL) model, whereby losses are recognized upfront based on a future economic forecast. Credit losses relating to available-for-sale fixed maturity securities will be recorded through an allowance for credit losses, rather than a write-down of the asset as is currently required, with the amount of the allowance limited to the amount by which fair value is less than amortized cost. The length of time an available-for sale fixed maturity security has been held in an unrealized loss position will no longer impact its credit loss determination. We adopted these updates on January 1, 2020. Adoption of the updated standards did not have a material impact on our consolidated financial statements, and had no impact on our accounting for insurance claims and claim expenses as these items are not in scope of the guidance.
In August 2018, the FASB issued ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts. This update provides guidance to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. The FASB subsequently issued ASU 2019-19 in November 2019 and amended the effective date for this standard. The standard will now take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. We are currently evaluating the impact the adoption of this ASU will have, if any, on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). This update modifies the fair value measurement disclosure requirements of ASC 820. We adopted this ASU on January 1, 2020 and determined it did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40).This update applies to cloud computing arrangements structured as service contracts, and provides companies with guidance on the criteria for capitalizing implementation, set-up and other up-front costs incurred in association with these arrangements. We adopted this ASU on January 1, 2020 and applied it on a prospective basis for eligible costs incurred after the effective date. The adoption of this ASU did not have a material impact on our consolidated financial statements.
In November 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). This update eliminates certain exceptions for recognizing deferred taxes for investments, performing intra-period allocations and calculating income taxes in interim periods. The ASU also includes guidance to reduce complexity in certain income tax areas, including recognizing deferred taxes for tax

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

goodwill and allocating taxes to members of a consolidated group. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We are currently evaluating the impact the adoption of this ASU will have, if any, on our consolidated financial statements.
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
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2019	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$48,203	$784	$(58)	$48,929
Municipal debt securities	189,530	1,721	(1,035)	190,216
Corporate debt securities	661,719	23,373	(211)	684,881
Asset-backed securities	170,153	2,603	(114)	172,642
Total bonds	1,069,605	28,481	(1,418)	1,096,668
Short-term investments	44,174	98	—	44,272
Total investments	$1,113,779	$28,579	$(1,418)	$1,140,940

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2018	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$48,171	$35	$(1,376)	$46,830
Municipal debt securities	92,014	206	(963)	91,257
Corporate debt securities	554,079	847	(11,688)	543,238
Asset-backed securities	171,990	792	(1,457)	171,325
Total bonds	866,254	1,880	(15,484)	852,650
Short-term investments	58,733	107	—	58,840
Total investments	$924,987	$1,987	$(15,484)	$911,490

    We did not own any mortgage-backed securities in our asset-backed securities portfolio at December 31, 2019 or 2018.
The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of December 31, 2019 and 2018:

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

	December 31, 2019	December 31, 2018
Financial	38%	38%
Consumer	26	27
Communications	10	12
Utilities	9	7
Industrial	8	7
Technology	7	6
Energy	2	2
Other	—	1
Total	100%	100%

As of December 31, 2019 and 2018, approximately $5.5 million and $5.3 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair values of available-for-sale securities as of December 31, 2019 and 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of December 31, 2019	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$138,776	$139,113
Due after one through five years	406,986	417,208
Due after five through ten years	380,737	394,180
Due after ten years	17,127	17,797
Asset-backed securities	170,153	172,642
Total investments	$1,113,779	$1,140,940

As of December 31, 2018	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$76,087	$76,104
Due after one through five years	352,282	347,701
Due after five through ten years	318,728	310,633
Due after ten years	5,900	5,727
Asset-backed securities	171,990	171,325
Total investments	$924,987	$911,490

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Aging of Unrealized Losses
As of December 31, 2019, the investment portfolio had gross unrealized losses of $1.4 million, of which $0.1 million had been in an unrealized loss position for a period of 12 months or greater. We did not consider these securities to be other-than-temporarily impaired as of December 31, 2019. We based our conclusion that these investments were not other-than-temporarily impaired as of December 31, 2019 on the following facts: (i) the unrealized losses were primarily caused by interest rate movements and market fluctuations in credit spreads since the purchase date, (ii) we do not intend to sell these investments; and (iii) we do not believe that it is more likely than not that we will be required to sell these investments before recovery of our amortized cost basis, which may not occur until maturity. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2019		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	4	$12,001	$(58)	—	$—	$—	4	$12,001	$(58)
Municipal debt securities	26	92,844	(1,034)	1	999	(1)	27	93,843	(1,035)
Corporate debt securities	10	30,481	(140)	14	23,976	(71)	24	54,457	(211)
Asset-backed securities	9	19,236	(102)	1	2,988	(12)	10	22,224	(114)
Total	49	$154,562	$(1,334)	16	$27,963	$(84)	65	$182,525	$(1,418)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2018		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	—	$—	$—	19	$41,817	$(1,376)	19	$41,817	$(1,376)
Municipal debt securities	4	7,409	(11)	31	58,658	(952)	35	66,067	(963)
Corporate debt securities	118	226,477	(3,952)	126	221,675	(7,736)	244	448,152	(11,688)
Asset-backed securities	25	36,017	(1,136)	22	33,988	(321)	47	70,005	(1,457)
Total	147	$269,903	$(5,099)	198	$356,138	$(10,385)	345	$626,041	$(15,484)
Net Investment Income
The following table presents the components of net investment income:

	For the year ended December 31,
	2019	2018	2017
	(In Thousands)
Investment income	$31,332	$24,342	$17,046
Investment expenses	(476)	(804)	(773)
Net investment income	$30,856	$23,538	$16,273

The following table presents the components of net realized investment gains:

	For the year ended December 31,
	2019	2018	2017
	(In Thousands)
Gross realized investment gains	$561	$525	$546
Gross realized investment losses	(516)	(468)	(338)
Net realized investment gains	$45	$57	$208

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Investment Securities - Other-than-Temporary Impairment (OTTI)
As of December 31, 2019, 2018 and 2017, we held no other-than-temporarily impaired securities. For the years ended December 31, 2019 and 2017, we recognized $0.4 million and $0.1 million of OTTI losses in earnings, respectively. For the year ended December 31, 2018 we did not recognize any OTTI losses. There were no credit losses recognized in earnings for which a portion of an OTTI loss was recognized in AOCI (loss) for any period presented.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2019	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$48,929	$—	$—	$48,929
Municipal debt securities	—	190,216	—	190,216
Corporate debt securities	—	684,881	—	684,881
Asset-backed securities	—	172,642	—	172,642
Cash, cash equivalents and short-term investments	85,361	—	—	85,361
Total assets	$134,290	$1,047,739	$—	$1,182,029
Warrant liability	—	—	7,641	7,641
Total liabilities	$—	$—	$7,641	$7,641

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2018	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$46,830	$—	$—	$46,830
Municipal debt securities	—	91,257	—	91,257
Corporate debt securities	—	543,238	—	543,238
Asset-backed securities	—	171,325	—	171,325
Cash, cash equivalents and short-term investments	84,134	—	—	84,134
Total assets	$130,964	$805,820	$—	$936,784
Warrant liability	—	—	7,296	7,296
Total liabilities	$—	$—	$7,296	$7,296

There were no transfers between Level 1 and Level 2, nor any transfers in or out of Level 3, of the fair value hierarchy during the years ended December 31, 2019 or 2018.
The following is a roll-forward of Level 3 liabilities measured at fair value:

	For the year ended December 31,
	2019	2018	2017
	(In Thousands)
Balance, January 1	$7,296	$7,472	$3,367
Change in fair value of warrant liability included in earnings	8,657	1,397	4,105
Issuance of common stock on warrant exercise	(8,312)	(1,573)	—
Balance, December 31	$7,641	$7,296	$7,472

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The following table outlines the key inputs and assumptions used to calculate the fair value of the warrant liability in the Black-Scholes option-pricing model as of the dates indicated.

	As of December 31,
	2019	2018	2017
Common stock price	$33.18	$17.85	$17.00
Risk free interest rate	1.59%	2.46 - 2.47%	1.99%
Expected life	2.31 years	2.58 - 3.31 years	3.07 years
Expected volatility	41.4%	41.1 - 42.5%	30.6%
Dividend yield	—%	—%	—%

The changes in fair value of the warrant liability for the years ended December 31, 2019, 2018, and 2017 are primarily attributable to changes in the price of our common stock and exercises of outstanding warrants during the respective periods, with additional impact related to changes in other Black-Scholes model inputs.
Financial Instruments not Measured at Fair Value
At December 31, 2019, our 2018 Term Loan was carried at a cost of $145.8 million, net of debt issuance costs of $2.0 million, and had a fair value of $147.8 million as assessed under our Level 2 hierarchy. At December 31, 2018, our 2018 Term Loan was carried at a cost of $146.8 million, net of debt issuance costs of $2.5 million, and had a fair value of $146.3 million.
5. Debt
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
2018 Term Loan
The 2018 Term Loan bears interest at the LIBOR, as defined in the 2018 Credit Agreement and subject to a 1.00% floor, plus an annual margin rate of 4.75%, representing an all-in rate of 6.55% as of December 31, 2019, payable monthly based on our current interest period election. Quarterly principal payments of $0.4 million are also required. As of December 31, 2019, the outstanding principal balance of the 2018 Term Loan was $147.8 million.
Interest expense for the 2018 Term Loan includes interest and the amortization of issuance costs, an original issue discount and capitalized modification costs related to the 2015 Term Loan. For the year ended December 31, 2019, we recorded $11.2 million of interest expense. Remaining unamortized issuance costs and original issue discount were $2.0 million as of December 31, 2019 and are being amortized to interest expense using the effective interest method over the contractual life of the 2018 Term Loan.
We are subject to certain covenants under the 2018 Term Loan (as defined in the 2018 Credit Agreement), including (but not limited to) a maximum debt-to-total capitalization ratio (as defined in the 2018 Credit Agreement) of 35% under the 2018 Term Loan. We were in compliance with all covenants as of December 31, 2019.
Future principal payments due under the 2018 Term Loan as of December 31, 2019 are as follows:

As of December 31, 2019	Principal
(In thousands)
2020	$1,500
2021	1,500
2022	1,500
2023	143,250
Total	$147,750

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

2018 Revolving Credit Facility
Borrowings under the 2018 Revolving Credit Facility may be used for general corporate purposes and will accrue interest at a variable rate equal to, at our discretion, (i) a base rate (as defined in the 2018 Credit Agreement, subject to a floor of 1.00% per annum) plus a margin of 1.00% to 2.50% per annum, based on the applicable corporate credit rating at the time, or (ii) the Eurodollar Rate (subject to a floor of 0.00% per annum) plus a margin of 2.00% to 3.50% per annum, based on the applicable corporate credit rating at the time. As of December 31, 2019, no borrowings had been made under the 2018 Revolving Credit Facility.
We are required to pay a quarterly commitment fee on the average daily undrawn amount of the 2018 Revolving Credit Facility, which ranges from 0.30% to 0.60%, based on the applicable corporate credit rating at the time. As of December 31, 2019, the applicable commitment fee was 0.40%. For the year ended December 31, 2019, we recorded $0.4 million of commitment fees in interest expense.
We incurred issuance costs of $1.5 million in connection with the establishment of the 2018 Revolving Credit Facility, which were deferred and recorded within "Other assets." These costs are being amortized through interest expense over the three-year life of the 2018 Revolving Credit Facility on a straight line basis. For the year ended December 31, 2019, we recognized $0.5 million of interest expense from the amortization of deferred issuance costs. At December 31, 2019, remaining deferred issuance costs were $0.7 million, net of accumulated amortization.
We are subject to certain covenants under the 2018 Revolving Credit Facility, including (but not limited to) the following: a maximum debt-to-total capitalization ratio of 35%, a minimum liquidity requirement, compliance with the private mortgage insurer eligibility requirements (PMIERs) financial requirements (subject to any GSE-approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants as of December 31, 2019.
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
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the year ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In Thousands)
Net premiums written
Direct	$376,052	$287,791	$202,586
Ceded (1)	(43,400)	(30,988)	(28,914)
Net premiums written	$332,652	$256,803	$173,672

Net premiums earned
Direct	$398,303	$292,064	$192,326
Ceded (1)	(53,288)	(40,867)	(26,586)
Net premiums earned	$345,015	$251,197	$165,740

(1)	Net of profit commission.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease from the inception of each agreement over a 10 year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled. The respective outstanding reinsurance coverage amounts stop amortizing if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered.
NMIC makes risk premium payments to the Oaktown Re Vehicles for the applicable outstanding reinsurance coverage amount and pays an additional amount for anticipated operating expenses (capped at $300 thousand per year to Oaktown Re Ltd. and $250 thousand per year to Oaktown Re II, Ltd. and Oaktown Re III, Ltd.). NMIC ceded aggregate premiums to the Oaktown Re Vehicles of $14.6 million, $9.6 million and $5.0 million during the years ended December 31, 2019, 2018 and 2017, respectively.
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to the Oaktown Re Vehicles during the years ended December 31, 2019, 2018 or 2017, as the aggregate first layer risk retention was not exhausted for each applicable agreement during such periods.
Under the terms of each excess-of-loss reinsurance agreement, the Oaktown Re Vehicles are required to fully collateralize their outstanding reinsurance coverage amount to NMIC with funds deposited into segregated reinsurance trusts. Such trust funds are required to be invested in short-term U.S. Treasury money market funds at all times. Each Oaktown Re Vehicle financed its respective collateral requirement through the issuance of mortgage insurance-linked notes to unaffiliated investors. Such insurance-linked notes mature 10 years from the inception date of each reinsurance agreement. We refer to NMIC's reinsurance agreements with and the insurance-linked note issuances by Oaktown Re Ltd., Oaktown Re II, Ltd. and Oaktown Re III, Ltd. individually as the 2017 ILN Transaction, 2018 ILN Transaction and 2019 ILN Transaction, and collectively as the ILN Transactions.
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each of the ILN Transactions.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss
2017 ILN Transaction	May 2, 2017	1/1/2013 - 12/31/2016	$211,320	$61,900	$126,793	$123,330
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	264,545	202,396	125,312	124,594
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	301,396	123,424	123,424

NMIC holds optional termination rights under each ILN Transaction, including, among others, an optional call feature which provides NMIC the discretion to terminate the transaction on or after a prescribed date, and a clean-up call if the outstanding reinsurance coverage amount amortizes to 10% or less of the reinsurance coverage amount at inception or if NMIC reasonably determines that changes to GSE or rating agency asset requirements would cause a material and adverse effect on the capital treatment afforded to NMIC under a given agreement. In addition, there are certain events that trigger mandatory termination of an agreement, including NMIC's failure to pay premiums or consent to reductions in a trust account to make principal payments to noteholders, among others.
Under the terms of the 2018 ILN Transaction and the 2019 ILN Transaction, we are required to maintain a certain level of restricted funds in premium deposit accounts with Bank of New York Mellon until the respective notes have been redeemed in full. "Cash and cash equivalents" on our condensed consolidated balance sheet includes restricted amounts of $2.7 million as of December 31, 2019. We are not required to deposit additional funds into the premium deposit accounts in the future and the restricted balances required under these transactions will decrease over time as the outstanding principal balances of the respective insurance-linked notes decline.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Quota share reinsurance
Under each of the QSR Transactions, NMIC cedes a proportional share of its risk on eligible policies written during a discrete period to panels of third-party reinsurance providers. Each of the third-party reinsurance providers has an insurer financial strength rating of A- or better by Standard & Poor's Rating Service (S&P), A.M. Best Company, Inc. (A.M. Best) or both.
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
The following table shows the amounts related to the QSR Transactions:

	For the year ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In Thousands)
Ceded risk-in-force	$5,137,249	$4,292,450	$2,983,353
Ceded premiums earned	(89,211)	(74,068)	(49,619)
Ceded claims and claim expenses	3,465	1,763	1,687
Ceding commission earned	17,652	14,585	9,806
Profit commission	50,513	42,846	28,084

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
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. NMIC's reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to our 2016 QSR Transaction was $2.8 million as of December 31, 2019.
In accordance with the terms of the 2018 QSR Transaction, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also settled quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to our 2018 QSR Transaction was $2.1 million as of December 31, 2019.
7. Reserves for Insurance Claims and Claim Expenses
We establish reserves to recognize the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. Consistent with industry practice, we establish reserves for loans that have been reported to us by servicers as having been in default for at least 60 days, referred to as case reserves, and additional loans that we estimate (based on actuarial review) have been in default for at least 60 days that have not yet been reported to us by servicers, referred to as "IBNR" reserves. We also establish claim expense reserves, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claims settlement process. As of December 31, 2019, we had reserves for insurance claims and claim expenses of $23.8 million for 1,448 primary loans in default. During the year ended December 31, 2019, we paid 152 claims totaling $5.0 million, including 142 claims covered under the QSR Transactions representing $1.0 million of ceded claims and claim expenses.
In 2013, we entered into a pool insurance transaction with Fannie Mae. The pool transaction includes a deductible, which represents the amount of claims to be absorbed by Fannie Mae before we are obligated to pay any claims. We only establish reserves for pool risk if we expect claims to exceed this deductible. At December 31, 2019, 46 loans in the pool were past due by 60 days or more. These 46 loans represented approximately $3.0 million of RIF. Due to the size of the remaining deductible, the low level of notices of defaults (NODs) reported on loans in the pool through December 31, 2019 and the expected severity (all loans in the pool have LTV ratios under 80%), we did not establish any case or IBNR reserves for pool risk at December 31, 2019. In connection with the settlement of pool claims, we applied $0.8 million to the pool deductible through December 31, 2019. At December 31, 2019, the remaining pool deductible was $9.5 million. We have not paid any pool claims to date. 100% of our pool RIF is reinsured under the 2016 QSR Transaction.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claim expenses:

	For the year ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In Thousands)
Beginning balance	$12,811	$8,761	$3,001
Less reinsurance recoverables (1)	(3,001)	(1,902)	(297)
Beginning balance, net of reinsurance recoverables	9,810	6,859	2,704

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	14,737	7,860	6,140
Prior years (3)	(2,230)	(2,408)	(801)
Total claims and claim expenses incurred	12,507	5,452	5,339

Less claims paid:
Claims and claim expenses paid:
Current year (2)	204	130	27
Prior years (3)	3,849	2,371	1,157
Reinsurance terminations (4)	(549)	—	—
Total claims and claim expenses paid	3,504	2,501	1,184

Reserve at end of period, net of reinsurance recoverables	18,813	9,810	6,859
Add reinsurance recoverables (1)	4,939	3,001	1,902
Ending balance	$23,752	$12,811	$8,761

(1)	Related to ceded losses recoverable under the QSR Transactions, included in "Other assets" on the Consolidated Balance Sheets. See Note 6, "Reinsurance" for additional information.

(2)
Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance.

(3)	Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance.

(4)
Represents the settlement of reinsurance recoverables in conjunction with the termination of one reinsurer under the 2016 QSR Transaction on a cut-off basis. See Note 6, "Reinsurance" for additional information.

The "claims incurred" section of the table above shows claims and claim expenses incurred on NODs for current and prior years, including IBNR reserves and is presented net of reinsurance. The amount of claims incurred relating to current year NODs represents the estimated amount of claims and claim expenses to be ultimately paid on such loans in default.  We recognized $2.2 million, $2.4 million, and $0.8 million of favorable prior year development during the years ended December 31, 2019, 2018 and 2017, respectively, due to NOD cures and ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we learn additional information about individual defaults and claims and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $5.2 million related to prior year defaults remained as of December 31, 2019.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The following tables provide claim development data, by accident year and a reconciliation to the reserve for insurance claims and claim expenses.

	Cumulative Incurred Claims and Allocated Claims Adjustment Expenses, net of Reinsurance (1)							As of December 31, 2019
Accident Year	2013	2014	2015	2016	2017	2018	2019	Total of IBNR	NODs (2)
	($ Values In Thousands)
2013	$—	$—	$—	$—	$—	$—	$—	$—	—
2014		83	34	4	4	4	4
2015			699	664	743	764	894	1	1
2016				2,394	1,568	1,790	1,934	4	5
2017					6,028	3,475	3,570	30	34
2018						7,779	5,271	155	174
2019							14,391	$1,097	1,234
						Total	$26,064	$1,287	1,448

(1)	Amounts include case and IBNR reserves.

(2)	The number of NODs outstanding as of December 31, 2019 is the total number of loans in default over 60 days.

	Cumulative Paid Claims and Claims Adjustment Expenses, net of Reinsurance
Accident Year	2013	2014	2015	2016	2017	2018	2019
	(In Thousands)
2013	$—	$—	$—	$—	$—	$—	$—
2014		—	4	4	4	4	4
2015			50	246	684	720	804
2016				171	890	1,596	1,826
2017					27	1,655	2,925
2018						130	1,981
2019							69
						Total	$7,609

Reconciliation of Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
(In Thousands)
As of December 31, 2019
Cumulative Incurred Claims and Allocated Claims Adjustment Expenses, net of Reinsurance	$26,064
Cumulative Paid Claims and Claims Adjustment Expenses, net of Reinsurance	7,609
Liabilities for unpaid claims and allocated claims adjustment expenses, net of reinsurance	18,455
Reinsurance recoverable on unpaid claims	4,939
Unallocated claims adjustment expenses	358
Total gross liability for unpaid claims and claim adjustment expenses	$23,752

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The following table shows, on average, the percentage of claims and allocated claims adjustment expenses paid over the years after a claim is incurred.

	Average annual percentage payout of incurred claims and allocated claims adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6
Claims duration disclosure	3%	38%	91%	96%	95%	100%

8. Earnings per Share
Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and common stock equivalents that would be issuable upon the vesting of service based and performance and service based RSUs, and the exercise of vested and unvested stock options and outstanding warrants. The number of shares issuable for RSUs subject to performance and service based vesting requirements are only included in diluted shares if the relevant performance measurement period has commenced and results during such period meet the necessary performance criteria. The following table reconciles the net income and the weighted average shares of common stock outstanding used in the computations of basic and diluted EPS of common stock.

	For the year ended December 31,
	2019	2018	2017
	(In Thousands, except for per share data)
Net income	$171,957	$107,927	$22,050
Basic weighted average shares outstanding	67,573	65,019	59,816
Basic earnings per share	$2.54	$1.66	$0.37

Net income	$171,957	$107,927	$22,050
Gain from change in fair value of warrant liability	—	—	—
Diluted net income	$171,957	$107,927	$22,050

Basic weighted average shares outstanding	67,573	65,019	59,816
Dilutive effect of issuable shares	2,148	2,633	2,370
Diluted weighted average shares outstanding	69,721	67,652	62,186

Diluted earnings per share	$2.47	$1.60	$0.35

Anti-dilutive shares	565	843	995

9. Warrants
We issued 992 thousand warrants in connection with a private placement of our common stock in April 2012. Each warrant gives the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million.
During the year ended December 31, 2019, 448 thousand warrants were exercised resulting in the issuance of 289 thousand shares of common stock. Upon exercise, we reclassified approximately $8.3 million of warrant fair value from warrant liability to additional paid-in capital, of which $4.1 million related to changes in fair value during the twelve months ended December 31, 2019.
During the year ended December 31, 2018, 151 thousand warrants were exercised resulting in the issuance of 91 thousand shares of common stock. Upon exercise, we reclassified approximately $1.6 million of warrant fair value from warrant liability to additional paid-in capital, of which $0.4 million related to changes in fair value during the twelve months ended December 31, 2018. During the year ended December 31, 2017, 55 thousand warrants were exercised resulting in the issuance of 32 thousand shares of common stock.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

10. Share-Based Compensation
Share-based compensation includes stock options and RSUs granted under our 2012 Stock Incentive Plan (2012 Plan) and our Amended and Restated 2014 Omnibus Incentive Plan (2014 Plan, and together with the 2012 Plan, the Stock Plans).
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
For the years ended December 31, 2019, 2018 and 2017, we incurred $13.0 million, $12.6 million and $9.5 million, respectively, of expenses related to awards granted under our Stock Plans. We recognized related income tax benefits of $2.7 million, $2.6 million and $2.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
A summary of option activity during the years ended December 31, 2019, 2018 and 2017, is as follows:

For the year ended December 31, 2019	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
	(Shares in Thousands)
Options outstanding at December 31, 2018	2,882	$4.24	$11.42
Options granted	163	8.85	22.19
Options exercised	(1,117)	3.88	10.19
Options forfeited	—	—	—
Options expired	—	—	—
Options outstanding at December 31, 2019	1,928	$4.84	$13.04

For the Year Ended December 31, 2018	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
	(Shares in Thousands)
Options outstanding at December 31, 2017	3,311	$3.95	$10.41
Options granted	383	6.32	18.08
Options exercised	(803)	4.06	10.43
Options forfeited	—	—	—
Options expired	(9)	4.05	10.51
Options outstanding at December 31, 2018	2,882	$4.24	$11.42

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

For the year ended December 31, 2017	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
	(Shares in Thousands)
Options outstanding at December 31, 2016	3,026	$3.97	$10.27
Options granted	574	3.89	11.06
Options exercised	(273)	3.93	10.17
Options forfeited	(1)	4.97	12.32
Options expired	(15)	4.76	12.02
Options outstanding at December 31, 2017	3,311	$3.95	$10.41

As of December 31, 2019, there were approximately 1.3 million fully vested and exercisable options. There were 1.1 million exercises during the year with an aggregate intrinsic value of $19.4 million. The weighted average exercise price for the fully vested and exercisable options was $11.22. The remaining weighted average contractual life of fully vested and exercisable options as of December 31, 2019 was 4.79 years. The aggregate grant date intrinsic value of fully vested and exercisable options was $29.0 million as of December 31, 2019.
As of December 31, 2019, there was $1.1 million of total unrecognized compensation cost related to non-vested stock options. The weighted-average period over which total remaining compensation costs related to non-vested stock options will be recognized is 1.31 years.
The estimated grant date fair values of the stock options granted during the years ended December 31, 2019, 2018, and 2017 were calculated using the Black-Scholes valuation model based on the following assumptions.

	For the years ended December 31,
	2019	2018	2017
Expected life	6 years	6 years	6 years
Risk free interest rate	2.57%	2.66-2.89%	2.04-2.08%
Dividend yield	—%	—%	—%
Expected stock price volatility	36.8%	30.1-30.6%	30.5-32.7%

Expected life - is the period of time over which the options granted are expected to remain outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. We use the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected life for options granted during the period as sufficient historical exercise data is not available and the options meet the requirements set out in the Bulletin. Options granted have a maximum term of 10 years.
Risk-free interest rate - is the U.S. Treasury rate on the date of the grant having a term approximating the expected life of the option.
Dividend yield - is calculated by dividing the expected annual dividend by our stock price at the valuation date.
Expected price volatility - is a measure of the amount by which a price has fluctuated or is expected to fluctuate.
A summary of RSU activity during the years ended December 31, 2019, 2018 and 2017 is as follows:

For the year ended December 31, 2019	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2018	1,753	$12.06
Restricted stock units granted	470	24.42
Restricted stock units vested	(970)	9.71
Restricted stock units forfeited	(51)	15.06
Non-vested restricted stock units at December 31, 2019	1,202	$18.67

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

For the year ended December 31, 2018	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2017	2,065	$8.15
Restricted stock units granted	701	17.22
Restricted stock units vested	(913)	7.42
Restricted stock units forfeited	(100)	9.89
Non-vested restricted stock units at December 31, 2018	1,753	$12.06

For the year ended December 31, 2017	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2016	2,538	$6.01
Restricted stock units granted	988	11.22
Restricted stock units vested	(1,367)	6.67
Restricted stock units forfeited	(94)	8.96
Non-vested restricted stock units at December 31, 2017	2,065	$8.15

At December 31, 2019, we had 1.2 million shares of granted and non-vested RSUs, consisting of 1.0 million shares that are subject to service condition vesting requirements and 0.2 million shares that are subject to performance and service condition vesting requirements. The total fair value of RSUs vested during the year ended December 31, 2019 was $9.4 million. The remaining weighted average contractual life of non-vested RSUs was 1.37 years. As of December 31, 2019, there was $7.2 million of total unrecognized compensation costs related to non-vested RSUs, compared to $7.8 million as of December 31, 2018. The weighted-average period over which total remaining compensation costs related to non-vested RSUs will be recognized is 1.40 years.
Non-vested RSUs subject to service condition vesting requirements vest over a service period ranging from one to five years. Non-vested RSUs subject to performance and service condition vesting requirements are scheduled to vest in 2020, with the number of shares eligible to vest based on the achievement of a return on equity goal. The fair value of non-vested RSUs is measured as the closing price of our common stock on the date of grant less the present value of anticipated dividends to be paid during the service period.
401(k) Savings Plan
We offer our employees a 401(k) Savings Plan (401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (IRC). Under the 401(k) Plan, we match up to 100% of eligible employees' pre-tax contributions up to 5% of eligible compensation. During the years ended December 31, 2019, 2018 and 2017, we incurred approximately $2.5 million, $1.6 million and $1.5 million of expense related to our matching 401(k) Plan contributions, respectively.
11. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. NMIH files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Prior to the enactment of the Tax Cuts and Jobs Act (TCJA) on December 22, 2017, we were subject to a statutory U.S. federal corporate income tax rate of 35% for all prior years through December 31, 2017.
Total income tax expense consists of the following components:

	For the year ended December 31,
	2019	2018	2017
	(In Thousands)
Current	$(386)	$1,677	$778
Deferred	45,082	26,357	29,964
Total income tax expense	$44,696	$28,034	$30,742

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

For the year ended December 31, 2019, we had income tax expense of $44.7 million, including amounts related to a current state income tax benefit and changes to our federal and state net deferred tax liability.
For the year ended December 31, 2018, we had income tax expense of $28.0 million, including amounts related to federal and state income taxes and changes to our net deferred tax liability.
For the year ended December 31, 2017, we had income tax expense of $30.7 million, including a one-time non-cash charge of $13.6 million primarily due to the re-measurement of our deferred tax assets and liabilities in connection with the enactment of the TCJA on December 22, 2017.
The following table presents a reconciliation between the federal statutory income tax rate and our effective income tax rate:

	For the year ended December 31,
	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	35.0%
State provision	0.5	0.7	0.6
Share-based and other compensation	(1.7)	(1.4)	(4.7)
Warrant gain/loss	0.9	0.2	1.8
Re-measurement from change in federal statutory rate	—	—	25.7
Other (1)	(0.1)	0.1	(0.2)
Effective income tax rate	20.6%	20.6%	58.2%

(1)	Prior periods have been reclassified for consistency and presentation purposes.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The components of our net deferred tax asset are summarized as follows:

	As of December 31,
	2019	2018
Deferred tax asset	(In Thousands)
Net operating loss carry forwards	$9,244	$6,896
Share-based compensation	5,959	6,791
Unearned premium reserve	5,213	5,568
Accrued expenses	4,539	5,495
Capitalized start-up costs	634	727
Deferred ceding commissions	566	821
Unrealized loss on investments	—	2,923
Other	772	364
Total gross deferred tax asset	26,927	29,585
Less: valuation allowance	(7,857)	(8,136)
Total deferred tax asset	19,070	21,449
Deferred tax liability
Contingency reserve	(47,730)	(8,149)
Deferred acquisition costs	(12,902)	(10,145)
Unrealized gain on investments	(7,634)	—
Capitalized software	(5,107)	(4,757)
Intangible assets	(111)	(82)
Other	(1,946)	(1,056)
Total deferred tax liability	(75,430)	(24,189)
Net deferred income tax (liability)	$(56,360)	$(2,740)

As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent. As a result, we had no current federal income tax provision for the year ended December 31, 2019. During the year ended December 31, 2019, we had net purchases of $7.6 million of tax and loss bonds, and as of December 31, 2019, we held $7.6 million of tax and loss bonds in "Other assets" in our condensed consolidated balance sheet.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). This update permits the reclassification of the disproportionate income tax effects, commonly referred to as "stranded tax," that result from the TCJA on items within AOCI to retained earnings. We adopted this update effective January 1, 2018, resulting in a $0.3 million reduction to retained earnings as of January 1, 2018. The remaining $4.2 million of stranded tax that remains in AOCI relates to our available-for-sale fixed income holdings.
At December 31, 2019, we had a federal net operating loss carryforward of $2.3 million which expires in varying amounts in 2030 and 2031, and state net operating loss carryforward of $126.8 million which expire in varying amounts from 2031 to 2039. Section 382 of the IRC imposes annual limitations on a corporation's ability to utilize its net operating loss carryforwards if it experiences an "ownership change." As a result of the acquisition of our insurance subsidiaries in 2012, $7.3 million of federal net operating losses were subject to annual limitations of $0.8 million through 2016, and $0.3 million, thereafter, through 2028. Our federal net operating loss carryforward arises from this limitation and the constraint on our ability to utilize the net operating loss carryforward in full during the current period.
At December 31, 2019 and 2018, we recorded valuation allowances of $7.9 million and $8.1 million, respectively against state net deferred tax assets that may not be realized in future periods. The valuation allowances for both years primarily relate to state net operating losses generated by NMIH, as NMIH operates at a loss and currently only generates revenue from its investment portfolio.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

As of December 31, 2019 and 2018, we had no reserves for unrecognized tax benefits, and had taken no material uncertain tax positions that would have required recognition and measurement.
We file income tax returns with the U.S. federal government and various state jurisdictions that are subject to potential examination by tax authorities. We are not currently under examination by federal or state jurisdictions. Our U.S. federal income tax returns for 2016 and subsequent years and state income tax returns for 2015 and subsequent years remain open by statute.
12. Software and Equipment
Software and equipment consist largely of capitalized software developed to support our mortgage insurance operations. Software and equipment, net of accumulated amortization and depreciation, as of December 31, 2019 and 2018, consists of the following:

	December 31, 2019	December 31, 2018
	(In Thousands)
Software	$46,522	$38,450
Equipment	8,992	7,035
Leasehold improvements	3,442	3,491
Subtotal	58,956	48,976
Accumulated amortization and depreciation	(32,860)	(24,211)
Software and equipment, net	$26,096	$24,765

Capitalized costs for software, equipment, and leasehold improvements during the year ended December 31, 2019, 2018 and 2017, were $10.6 million, $9.8 million, and $9.1 million, respectively. Amortization and depreciation expense for software, equipment, and leasehold improvements for the years ended December 31, 2019, 2018, and 2017 were $9.3 million, $7.8 million, and $6.7 million, respectively.
13. Intangible Assets and Goodwill
Intangible assets and goodwill consist of identifiable intangible assets and goodwill purchased in connection with the acquisition of our insurance subsidiaries. Intangible assets and goodwill as of both December 31, 2019 and 2018 were as follows:

	(In Thousands)	Expected Lives
Goodwill	$3,244	Indefinite
State licenses	260	Indefinite
GSE applications	130	Indefinite
Total intangible assets and goodwill	$3,634

We test goodwill and intangible assets for impairment in the third and fourth quarter, respectively, of every year, or more frequently if we believe indicators of impairment exist. No impairments of indefinite-lived intangibles or goodwill were identified during the years ended December 31, 2019, 2018 and 2017.
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
Under the PMIERs, approved insurers must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an approved insurer's net RIF, assessed on a loan-by-loan basis and considered against

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

certain risk-based factors derived from tables set out in the PMIERs to gross RIF, which is then adjusted on an aggregate basis for reinsurance transactions approved by the GSEs, such as with respect to our ILN Transactions and QSR Transactions. The aggregate gross risk-based required asset amount for performing, primary insurance is subject to a floor of 5.6% of performing, primary adjusted RIF, and the risk-based required asset amount for pool insurance considers both factors in the PMIERs tables and the net remaining stop loss for each pool insurance policy.
By April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. We certified to the GSEs by April 15, 2019, that NMIC was in full compliance with the PMIERs as of December 31, 2018. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of a failure to meet one or more of the PMIERs requirements. We continuously monitor NMIC's compliance with the PMIERs.
Leases
We have two operating lease agreements related to our corporate headquarters and a data center facility for which we recognized operating ROU assets and lease liabilities of $6.4 million and $7.4 million in "Other assets" and "Other liabilities," respectively, on our condensed consolidated balance sheet as of December 31, 2019. As of December 31, 2019, we did not have any finance leases.
We recognize ROU assets and lease liabilities in connection with the adoption of ASU 2016-02, Leases (Topic 842). ROU assets and lease liabilities are established based on the estimated present value of lease payments over the relevant lease term. We estimate a discount rate for each lease based on our estimated incremental borrowing rate at the commencement date of the relevant lease.
ROU assets obtained in exchange for new operating lease liabilities for the year ended December 31, 2019 were $8.1 million. The following table provides a summary of our ROU asset and lease liability assumptions as of December 31, 2019:

Weighted-average remaining lease term	3.2 years
Weighted-average discount rate	6.21%

Cash paid on our operating lease liabilities for the year ended December 31, 2019 was $2.5 million. Lease expenses recognized on our operating lease liabilities for the year ended December 31, 2019 were $2.2 million.
Future payments due under our existing operating leases as of December 31, 2019 are as follows:

Years ending December 31,	(In Thousands)
2020	$2,537
2021	2,609
2022	2,574
2023	462
Total undiscounted lease payments	8,182
Less effects of discounting	(780)
Present value of lease payments	$7,402

Lease expense is recorded in underwriting and operating expenses on the consolidated statements of operations. Our existing operating leases have original terms that range from three to five years. The lease for our corporate headquarters includes an option to renew for an additional five years at prevailing market rates at time of renewal. We have not included this renewal option in our calculation of minimum lease payments as it is not reasonably certain to be exercised.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

As of December 31, 2018, the future minimum lease payments as accounted for prior to our adoption of ASU 2016-02, Leases (Topic 842) were as follows:

Years ending December 31,	(In Thousands)
2019	$2,346
2020	2,417
2021	2,489
2022	2,564
2023	463
Totals	$10,279

Lease expense for our corporate headquarters was $2.1 million and $1.5 million for the years ended December 31, 2018 and 2017 respectively before the adoption of ASU 2016-02.
15. Common Stock
As of December 31, 2019, we had 68.4 million outstanding shares of Class A common stock. Holders of our common stock have no preemptive or conversion rights or other subscription rights, and there are no redemption or sinking fund provisions applicable to the common stock. Each holder of our common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders, and there are no cumulative voting rights. Holders of common shares are entitled to receive dividends ratably if any are declared.
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
NMIC and Re One's combined statutory net gain (loss), statutory surplus, contingency reserve and risk-to-capital (RTC) ratios as of and for the years ended December 31, 2019, 2018 and 2017 were as follows:

	As of and for the year ended December 31,
	2019	2018	2017
	(In Thousands)
Statutory net gain (loss)	$15,233	$(19,784)	$(35,946)
Statutory surplus	449,602	430,785	371,084
Contingency reserve	531,825	332,702	186,641
Risk-to-capital	15.8:1	13.1:1	13.2:1

Under applicable law in Wisconsin and 15 other states, mortgage insurers must maintain minimum amounts of statutory capital relative to RIF to continue to write new business. While formulations of minimum statutory capital may vary in each state, the most common measure allows for a maximum permitted RTC ratio of 25:1. Wisconsin and certain other states, including California and Illinois, apply a substantially similar requirement referred to as minimum policyholders' position. The NAIC's Mortgage Guaranty Insurance Working Group (the Working Group) was formed to discuss, develop and recommend changes to the solvency and market practices regulation of mortgage insurers, including changes to the Mortgage Guaranty Insurance Model Act (Model Act). Proposed amendments to the Model Act include, among other changes, adoption of a risk-based capital model. Following adoption by the

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

NAIC, some or all of the 16 states that currently have minimum statutory capital requirements, and potentially others that do not, are expected to enact a portion or all of the revised Model Act, including the loan-level capital model.
As of December 31, 2019, NMIC's performing primary RIF, net of reinsurance, was approximately $15.4 billion and its RTC ratio was 16.3:1, significantly below applicable limits. As of December 31, 2018, NMIC's performing primary RIF, net of reinsurance, was approximately $10.0 billion and its RTC ratio was 13.7:1.
Reinsurance
Prior to January 10, 2019, Ohio regulation limited the amount of risk a mortgage insurer was permitted to retain on a single loan to 25% of the borrower's indebtedness (after giving effect to third-party reinsurance) and, as a result, the portion of such insurance in excess of 25% was required to be reinsured. Ohio repealed this requirement for future periods beginning January 10, 2019. Several other states previously imposed similar coverage restrictions and repealed these measures prior to 2018. To comply with these previous state coverage limits, NMIC and Re One have reinsurance agreements in place under which Re One provides reinsurance to NMIC on certain insured loans with coverage levels in excess of 25%, after giving effect to third-party reinsurance.
Dividend Restrictions
NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware corporate law provides that dividends are only payable out of a corporation's capital surplus or, subject to certain limitations, recent net profits. As of December 31, 2019, NMIH's shareholders' equity was approximately $930.4 million.
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under Wisconsin law, NMIC and Re One may pay dividends up to specified levels (i.e., "ordinary" dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts (i.e.,"extraordinary" dividends), are subject to the Wisconsin OCI's prior approval. Under Wisconsin law, an extraordinary dividend is defined as any payment or distribution that together with other dividends and distributions made within the preceding 12 months exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the 12-month period ending the preceding December 31. NMIC and Re One have never paid dividends to NMIH. NMIC and Re One have the capacity to pay aggregate ordinary dividends of $16.1 million to NMIH during the 12-month period ending December 31, 2020.
As an approved insurer under PMIERs, NMIC would be subject to prior GSE approval of its ability to pay dividends to NMIH if it failed to meet the financial requirements prescribed by PMIERs.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

17. Quarterly Financial Data (Unaudited)

	2019 Quarters				2019
	First	Second	Third	Fourth	Year
	(In Thousands, except per share data)
Net premiums earned	$73,868	$83,249	$92,381	$95,517	$345,015
Net investment income	7,383	7,629	7,882	7,962	30,856
Net realized investment (losses) gains	(187)	(113)	81	264	45
Other revenues	42	415	1,244	1,154	2,855
Insurance claims and claim expenses	2,743	2,923	2,572	4,269	12,507
Underwriting and operating expenses(1)	30,800	32,190	32,335	31,296	126,621
Service expenses(1)	49	353	909	937	2,248
Interest expense	3,061	3,071	2,979	2,974	12,085
Loss (gain) from change in fair value of warrant liability	5,479	1,685	(1,139)	2,632	8,657
Pre-tax income	38,974	50,958	63,932	62,789	216,653
Income tax expense	6,075	11,858	14,169	12,594	44,696
Net income	$32,899	$39,100	$49,763	$50,195	$171,957
Income per share:(2)
Basic earnings per share	$0.49	$0.58	$0.73	$0.74	$2.54
Diluted earnings per share	$0.48	$0.56	$0.69	$0.71	$2.47
Weighted average common shares outstanding - basic	66,692	67,590	67,849	68,140	67,573
Weighted average common shares outstanding - diluted	68,996	69,590	70,137	70,276	69,721

(1)	Certain "Underwriting and operating expenses" have been reclassified as "Service expenses" in prior periods.

(2)	Due to the use of weighted average shares outstanding when calculating EPS , the sum of quarterly per share data may not equal the per share data for the year.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

	2018 Quarters				2018
	First	Second	Third	Fourth	Year
	(In Thousands, except per share data)
Net premiums earned	$54,914	$61,615	$65,407	$69,261	$251,197
Net investment income	4,574	5,735	6,277	6,952	23,538
Net realized investment gains (losses)	—	59	(8)	6	57
Other revenues	64	44	85	40	233
Insurance claims and claim expenses	1,569	643	1,099	2,141	5,452
Underwriting and operating expenses(1)	28,346	28,958	30,323	29,339	116,966
Service expenses(1)	107	62	56	45	270
Interest expense	3,419	5,560	2,972	3,028	14,979
(Gain) loss from change in fair value of warrant liability	(420)	(109)	5,464	(3,538)	1,397
Pre-tax income	26,531	32,339	31,847	45,244	135,961
Income tax expense	4,176	7,098	7,036	9,724	28,034
Net income	$22,355	$25,241	$24,811	$35,520	$107,927
Income per share:(2)
Basic earnings per share	$0.36	$0.38	$0.38	$0.54	$1.66
Diluted earnings per share	$0.34	$0.37	$0.36	$0.46	$1.60
Weighted average common shares outstanding - basic	62,099	65,664	65,948	66,308	65,019
Weighted average common shares outstanding - diluted	65,697	68,616	68,844	69,013	67,652

(1)	Certain "Underwriting and operating expenses" have been reclassified as "Service expenses" in prior periods.

(2)	Due to the use of weighted average shares outstanding when calculating EPS, the sum of quarterly per share data may not equal the per share data for the year.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2019, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by BDO USA, LLP., an independent registered public accounting firm, as stated in their report, which appears below.
There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
NMI Holdings, Inc.
Emeryville, California
Opinion on Internal Control over Financial Reporting
We have audited NMI Holdings, Inc.'s (the "Company's") internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company and subsidiaries at December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and financial statement schedules listed in the accompanying index and our report dated February 13, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Controls and Procedures." Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 13, 2020

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2019. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2019. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2019. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2019. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2019. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements — See the "Index to Financial Statements" included in Item 8 of this report for a list of the financial statements filed as part of this report.

2.	Financial Statement Schedules — See the "Index to Financial Statement Schedules" on page 119 of this report for a list of the financial statement schedules filed as part of this report.

3.	Exhibits

Exhibit Number	Description

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
101
The following financial information from NMI Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets as of December 31, 2019 and 2018
     (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2019
     (iii) Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2019
     (iv) Consolidated Statements of Cash Flows for each of the three years ended December 31, 2019, and
(v) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

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

NMI HOLDINGS, INC.
Date: February 14, 2020	By: /s/ Claudia J. Merkle
Name: Claudia J. Merkle Title: Chief Executive Officer

Signature	Title	Date
/s/ Claudia J. Merkle
Claudia J. Merkle /s/ Adam S. Pollitzer	Chief Executive Officer (Principal Executive Officer)	February 14, 2020
Adam S. Pollitzer /s/ Julie C. Norberg	Chief Financial Officer (Principal Financial Officer)	February 14, 2020
Julie C. Norberg /s/ Bradley M. Shuster	Controller	February 14, 2020
Bradley M. Shuster /s/ Steven L. Scheid	Executive Chairman	February 14, 2020
Steven L. Scheid /s/ James G. Jones	Director	February 14, 2020
James G. Jones /s/ Regina Muehlhauser	Director	February 14, 2020
Regina Muehlhauser /s/ Michael Montgomery	Director	February 14, 2020
Michael Montgomery /s/ Michael Embler	Director	February 14, 2020
Michael Embler /s/ James H. Ozanne	Director	February 14, 2020
James H. Ozanne /s/ Lynn S. McCreary	Director	February 14, 2020
Lynn S. McCreary	Director	February 14, 2020

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in our Consolidated Financial Statements and notes thereto.

NMI HOLDINGS, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2019	Amortized Cost	Fair Value	Amount Reflected on Balance Sheet
	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$48,203	$48,929	$48,929
Municipal debt securities	189,530	190,216	190,216
Corporate debt securities	661,719	684,881	684,881
Asset-backed securities	170,153	172,642	172,642
Total bonds	1,069,605	1,096,668	1,096,668
Short-term investments	44,174	44,272	44,272
Total investments	$1,113,779	$1,140,940	$1,140,940

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
PARENT COMPANY ONLY

	December 31, 2019	December 31, 2018
	(In Thousands, except for share data)
Assets
Fixed maturities, available-for-sale, at fair value	$41,220	$51,957
Cash and cash equivalents	13,431	12,345
Investment in subsidiaries, at equity in net assets	1,025,286	766,193
Accrued investment income	219	216
Prepaid expenses	3,332	3,118
Due from affiliates, net	62,241	41,340
Software and equipment, net	26,096	24,766
Other assets	7,188	1,664
Total assets	$1,179,013	$901,599
Liabilities
Term loan	$145,764	$146,757
Accounts payable and accrued expenses	24,871	27,237
Warrant liability, at fair value	7,641	7,296
Deferred tax liability, net	62,921	18,809
Other liabilities	7,396	—
Total liabilities	248,593	200,099

Shareholders' equity
Common stock - class A shares, $0.01 par value; 68,358,074 and 66,318,849 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively (250,000,000 shares authorized)	684	663
Additional paid-in capital	707,003	682,181
Accumulated other comprehensive income (loss), net of tax	17,288	(14,832)
Retained earnings	205,445	33,488
Total shareholders' equity	930,420	701,500
Total liabilities and shareholders' equity	$1,179,013	$901,599

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF OPERATIONS
PARENT COMPANY ONLY

	For the year ended December 31,
	2019	2018	2017
	(In Thousands)
Revenues
Net investment income	$1,124	$1,145	$691
Net realized investment gains	1	5	1
Total revenues	1,125	1,150	692

Expenses
Other operating expenses	11,714	21,095	16,374
Interest expense	—	2,227	—
Loss from change in fair value of warrant liability	8,657	1,397	4,105
Total expenses	20,371	24,719	20,479

Equity in net income of subsidiaries	226,480	134,127	67,146

Income before income taxes	207,234	110,558	47,359
Income tax expense	35,277	2,631	25,309
Net income	$171,957	$107,927	$22,050

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) in accumulated other comprehensive loss, net of tax expense (benefit) of $82, ($34), and ($49) for each of the years in the three-year period ended December 31, 2019, respectively	308	(128)	(90)
Reclassification adjustment for losses (gains) included in net loss, net of tax (benefit) expense of $0, ($1) and $0 for each of the years in the three-year period ended December 31, 2019, respectively	—	2	(1)
Equity in other comprehensive income (loss) of subsidiaries	31,812	(12,129)	2,519
Other comprehensive income (loss), net of tax	32,120	(12,255)	2,428
Comprehensive income	$204,077	$95,672	$24,478

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY

	For the year ended December 31,
	2019	2018	2017
Cash flows from operating activities	(In Thousands)
Net income	$171,957	$107,927	$22,050
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss from change in fair value of warrant liability	8,657	1,397	4,105
Net realized investment gains	(1)	(5)	(1)
Depreciation and amortization	286	274	233
Amortization of debt discount and debt issuance costs	1,011	3,390	1,474
Deferred income taxes	44,030	25,163	30,876
Share-based compensation expense	13,031	12,557	9,484
Changes in operating assets and liabilities:
Equity in net income of subsidiaries (1)	(226,480)	(133,837)	(67,239)
Accrued investment income	(3)	(14)	(52)
Receivable from affiliates	(20,902)	(18,932)	(13,103)
Prepaid expenses	(409)	(1,010)	(116)
Other assets	165	1,258	(1,523)
Accounts payable and accrued expenses	(1,640)	5,393	(3,463)
Net cash (used in) provided by operating activities	(10,298)	3,561	(17,275)
Cash flows from investing activities
Capitalization of subsidiaries	(800)	(70,500)	(300)
Purchase of short-term investments	(104,192)	(134,376)	(98,255)
Purchase of fixed-maturity investments, available-for-sale	(2,186)	(12,906)	(19,884)
Proceeds from maturity of short-term investments	111,539	122,612	114,170
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	5,877	22,954	11,451
Software and equipment	(854)	(415)	(1,996)
Net cash provided by (used in) investing activities	9,384	(72,631)	5,186
Cash flows from financing activities
Proceeds from issuance of common stock related to public offering, net of issuance costs	—	79,165	—
Proceeds from issuance of common stock related to employee equity plans	21,748	12,857	7,103
Proceeds from issuance of common stock related to warrant exercises	—	321	183
Taxes paid related to net share settlement of equity awards	(18,248)	(9,722)	(8,582)
Proceeds from term loan, net	—	149,250	—
Repayments of term loan	(1,500)	(147,375)	(1,500)
Payments of debt issuance/modification costs	—	(3,609)	(445)
Net cash provided by (used in) financing activities	2,000	80,887	(3,241)

Net increase (decrease) in cash, cash equivalents and restricted cash	1,086	11,817	(15,330)
Cash, cash equivalents and restricted cash, beginning of period	12,345	528	15,858
Cash, cash equivalents and restricted cash, end of period	$13,431	$12,345	$528

(1)
Amount in 2018 includes $0.3 million reduction to retained earnings as of January 1, 2018 as a result of the adoption of ASU 2018-02. For more information related to this adjustment, See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11, Income Taxes."

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
Note B
Our insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under Wisconsin law, NMIC and Re One may pay dividends up to specified levels (i.e., "ordinary" dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts (i.e.,"extraordinary" dividends), are subject to the Wisconsin OCI's prior approval. Under Wisconsin law, an extraordinary dividend is defined as any payment or distribution that together with other dividends and distributions made within the preceding 12 months exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the 12-month period ending the preceding December 31.
NMIC and Re One have the capacity to pay aggregate ordinary dividends of $16.1 million to NMIH during the 12-month period ending December 31, 2020, and their remaining net assets are considered restricted. As of December 31, 2019, the amount of restricted net assets held by our consolidated insurance subsidiaries, which represents our equity investment in those insurance subsidiaries less their aggregate dividend capacity, totaled $1.0 billion, compared to $0.8 billion as of December 31, 2018.
Note C
The Parent Company provides certain services to its subsidiaries. The Parent Company allocates to its subsidiaries corporate expense it incurs in the capacity of supporting those subsidiaries, based on either an allocated percentage of time spent or internally allocated capital. Total operating expenses allocated to subsidiaries for each of the years in the three year period ended December 31, 2019 were $117.1 million, $111.6 million and $101.0 million, respectively. Amounts charged to the subsidiaries for operating expenses are based on actual cost, without any mark-up. The Parent Company considers these charges fair and reasonable. The subsidiaries reimburse the Parent Company for these costs in a timely manner, which has the impact of improving the cash flows of the Parent Company.

NMI HOLDINGS, INC.
SCHEDULE IV - FINANCIAL INFORMATION OF REGISTRANT
REINSURANCE

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the years ended December 31,	(In thousands)
2019	$398,303	$53,288	$—	$345,015	—%
2018	292,064	40,867	—	251,197	—%
2017	192,326	26,586	—	165,740	—%
2016	115,830	5,349	—	110,481	—%