Form 10-Q
period 2020-03-31
NMI Holdings, Inc.
filed 2020-05-07
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number 001-36174

NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware				45-4914248
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

2100 Powell Street	Emeryville	,	CA	94608
(Address of principal executive offices)				(Zip Code)

(855) 530-6642
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01	NMIH	NASDAQ
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
Yes ☐ No ☒
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on May 4, 2020 was 68,874,476 shares.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
        This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and the U.S. Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward looking. These statements are often, but not always, made through the use of words or phrases such as "anticipate," "believe," "can," "could," "may," "predict," "potential," "should," "will," "estimate," "plan," "project," "continuing," "ongoing," "expect," "intend" or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. All forward looking statements are necessarily only estimates of future results, and actual results may differ materially from expectations. You are, therefore, cautioned not to place undue reliance on such statements which should be read in conjunction with the other cautionary statements that are included elsewhere in this report. Further, any forward looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. We have based these forward looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy and financial needs. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward looking statements including, but not limited to:
•uncertainty relating to the coronavirus (COVID-19) pandemic and the measures taken by governmental authorities and other third parties to combat it, including their impact on the global economy, the U.S. housing, real estate, housing finance and mortgage insurance markets, and our business, operations and personnel;
•changes in the business practices of Fannie Mae and Freddie Mac (collectively, the GSEs), including decisions that have the impact of decreasing or discontinuing the use of mortgage insurance as credit enhancement generally, or with first time homebuyers or on very high loan-to-value mortgages;
•our ability to remain an eligible mortgage insurer under the private mortgage insurer eligibility requirements (PMIERs) and other requirements imposed by the GSEs, which they may change at any time;
•retention of our existing certificates of authority in each state and the District of Columbia (D.C.) and our ability to remain a mortgage insurer in good standing in each state and D.C.;
•our future profitability, liquidity and capital resources;
•actions of existing competitors, including other private mortgage insurers and government mortgage insurers like the Federal Housing Administration (FHA), the U.S. Department of Agriculture's Rural Housing Service (USDA) and the Veterans Affairs (VA) (collectively, government MIs), and potential market entry by new competitors or consolidation of existing competitors;
•developments in the world's financial and capital markets and our access to such markets, including reinsurance;
•adoption of new or changes to existing laws and regulations that impact our business or financial condition directly or the mortgage insurance industry generally or their enforcement and implementation by regulators, including any action by the Consumer Financial Protection Bureau to address the planned expiration of the "QM Patch" under the Dodd-Frank Act Ability to Repay/Qualified Mortgage rule;
•legislative or regulatory changes to the GSEs' role in the secondary mortgage market or other changes that could affect the residential mortgage industry generally or mortgage insurance in particular;
•potential future lawsuits, investigations or inquiries or resolution of current lawsuits or inquiries;
•changes in general economic, market and political conditions and policies, interest rates, inflation and investment results or other conditions that affect the housing market or the markets for home mortgages or mortgage insurance;
•our ability to successfully execute and implement our capital plans, including our ability to access the capital, credit and reinsurance markets and to enter into, and receive approval of, reinsurance arrangements on terms and conditions that are acceptable to us, the GSEs and our regulators;
•our ability to implement our business strategy, including our ability to write mortgage insurance on high quality low down payment residential mortgage loans, implement successfully and on a timely basis, complex infrastructure, systems, procedures, and internal controls to support our business and regulatory and reporting requirements of the insurance industry;

•our ability to attract and retain a diverse customer base, including the largest mortgage originators;
•failure of risk management or pricing or investment strategies;
•emergence of unexpected claim and coverage issues, including claims exceeding our reserves or amounts we had expected to experience;
•potential adverse impacts arising from natural disasters, including, with respect to affected areas, a decline in new business, adverse effects on home prices, and an increase in notices of default on insured mortgages;
•the inability of our counter-parties, including third party reinsurers, to meet their obligations to us;
•failure to maintain, improve and continue to develop necessary information technology (IT) systems or the failure of technology providers to perform; and
•ability to recruit, train and retain key personnel.
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report on Form 10-Q, including the exhibits hereto. In addition, for additional discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner, you should review the Risk Factors in Part II, Item 1A of this Report and in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 10-K), as subsequently updated in other reports we file from time to time with the U.S. Securities and Exchange Commission (SEC).
Unless expressly indicated or the context requires otherwise, the terms "we," "our," "us" and the "Company" in this document refer to NMI Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries on a consolidated basis.

PART I
Item 1. Financial Statements

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2020	December 31, 2019
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $1,059,143 and $1,113,779 as of March 31, 2020 and December 31, 2019, respectively)	$1,070,072	$1,140,940
Cash and cash equivalents (including restricted cash of $2,505 and $2,662 as of March 31, 2020 and December 31, 2019, respectively)	109,821	41,089
Premiums receivable	46,872	46,085
Accrued investment income	7,192	6,831
Prepaid expenses	4,750	3,512
Deferred policy acquisition costs, net	62,634	59,972
Software and equipment, net	25,667	26,096
Intangible assets and goodwill	3,634	3,634
Prepaid reinsurance premiums	13,100	15,488
Other assets	44,085	21,171
Total assets	$1,387,827	$1,364,818

Liabilities
Term loan	$145,521	$145,764
Unearned premiums	126,908	136,642
Accounts payable and accrued expenses	20,745	39,904
Reserve for insurance claims and claim expenses	29,479	23,752
Reinsurance funds withheld	12,735	14,310
Warrant liability, at fair value	1,461	7,641
Deferred tax liability, net	66,831	56,360
Other liabilities	9,257	10,025
Total liabilities	412,937	434,398
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 68,873,540 and 68,358,074 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively (250,000,000 shares authorized)	689	684
Additional paid-in capital	706,021	707,003
Accumulated other comprehensive income, net of tax	4,464	17,288
Retained earnings	263,716	205,445
Total shareholders' equity	974,890	930,420
Total liabilities and shareholders' equity	$1,387,827	$1,364,818

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the three months ended March 31,
	2020	2019
Revenues	(In Thousands, except for per share data)
Net premiums earned	$98,717	$73,868
Net investment income	8,104	7,383
Net realized investment losses	(72)	(187)
Other revenues	900	42
Total revenues	107,649	81,106
Expenses
Insurance claims and claim expenses	5,697	2,743
Underwriting and operating expenses(1)	32,277	30,800
Service expenses(1)	734	49
Interest expense	2,744	3,061
(Gain) loss from change in fair value of warrant liability	(5,959)	5,479
Total expenses	35,493	42,132

Income before income taxes	72,156	38,974
Income tax expense	13,885	6,075
Net income	$58,271	$32,899

Earnings per share
Basic	$0.85	$0.49
Diluted	$0.74	$0.48

Weighted average common shares outstanding
Basic	68,563	66,692
Diluted	70,401	68,996

Net income	$58,271	$32,899
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains in accumulated other comprehensive income, net of tax (benefit) expense of ($3,424) and $3,953 for the quarters ended March 31, 2020 and 2019, respectively	(12,881)	14,868
Reclassification adjustment for realized losses included in net income, net of tax (benefit) of ($15) and ($39) for the quarters ended March 31, 2020 and 2019, respectively	57	148
Other comprehensive (loss) income, net of tax	(12,824)	15,016
Comprehensive income	$45,447	$47,915
(1) Certain "Underwriting and operating expenses" have been reclassified as "Service expenses" in prior periods.
See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2019	68,358	$684	$707,003	$17,288	$205,445	$930,420
Common stock: class A shares issued related to warrant exercises	6	*	221	—	—	221
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	510	5	(3,755)	—	—	(3,750)
Share-based compensation expense	—	—	2,552	—	—	2,552
Change in unrealized investment gains/losses, net of tax benefit of $3,409	—	—	—	(12,824)	—	(12,824)
Net income	—	—	—	—	58,271	58,271
Balances, March 31, 2020	68,874	$689	$706,021	$4,464	$263,716	$974,890

* During the three months ended March 31, 2020, we issued 6,474 common shares with a par value of $0.01 in connection with the exercise of warrants, which is not identifiable in this schedule due to rounding.

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2018	66,319	$663	$682,181	$(14,832)	$33,488	$701,500
Common stock: class A shares issued related to warrant exercises	39	*	944	—	—	944
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	1,144	12	(1,471)	—	—	(1,459)
Share-based compensation expense	—	—	2,981	—	—	2,981
Change in unrealized investment gains/losses, net of tax expense of $3,992	—	—	—	15,016	—	15,016
Net income	—	—	—	—	32,899	32,899
Balances, March 31, 2019	67,502	$675	$684,635	$184	$66,387	$751,881

* During the three months ended March 31, 2019, we issued 39,195 common shares with a par value of $0.01 in connection with the exercise of warrants, which is not identifiable in this schedule due to rounding.
See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities	(In Thousands)
Net income	$58,271	$32,899
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	72	187
(Gain) loss from change in fair value of warrant liability	(5,959)	5,479
Depreciation and amortization	2,441	2,103
Net amortization of premium on investment securities	318	314
Amortization of debt discount and debt issuance costs	258	248
Deferred income taxes	13,880	6,038
Share-based compensation expense	2,552	2,981
Changes in operating assets and liabilities:
Premiums receivable	(787)	(2,472)
Accrued investment income	(361)	(859)
Prepaid expenses	(1,238)	(1,407)
Deferred policy acquisition costs, net	(2,662)	(1,980)
Other assets	(157)	191
Unearned premiums	(9,734)	(4,568)
Reserve for insurance claims and claim expenses	5,727	2,726
Reinsurance balances, net	(691)	(148)
Accounts payable and accrued expenses	(14,078)	(13,453)
Net cash provided by operating activities	47,852	28,279
Cash flows from investing activities
Purchase of short-term investments	(41,872)	(47,994)
Purchase of fixed-maturity investments, available-for-sale	(58,427)	(72,586)
Proceeds from maturity of short-term investments	81,207	81,311
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	46,368	29,043
Software and equipment	(1,493)	(1,751)
Net cash provided by used in investing activities	25,783	(11,977)
Cash flows from financing activities
Proceeds from issuance of common stock related to employee equity plans	3,367	11,017
Taxes paid related to net share settlement of equity awards	(7,117)	(12,477)
Repayments of term loan	(375)	(375)
Payments of debt issuance/modification costs	(778)	—
Net cash (used in) financing activities	(4,903)	(1,835)

Net increase in cash, cash equivalents and restricted cash	68,732	14,467
Cash, cash equivalents and restricted cash, beginning of period	41,089	25,294
Cash, cash equivalents and restricted cash, end of period	$109,821	$39,761

Supplemental disclosures of cash flow information
Interest paid	$2,403	$2,617
Income taxes refunded	$—	$209

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
        Basis of Presentation
        The accompanying unaudited condensed consolidated financial statements, which include the results of NMIH and its wholly-owned subsidiaries, have been prepared in accordance with the instructions to Form 10-Q as prescribed by the SEC for interim reporting and include other information and disclosures required by accounting principles generally accepted in the U.S. (GAAP). Our accounts are maintained in U.S. dollars. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2019, included in our 2019 10-K. All intercompany transactions have been eliminated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as of the balance sheet date. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates. Certain reclassifications to previously reported financial information have been made to conform to current period presentation. The results of operations for the interim period may not be indicative of the results that may be expected for the full year ending December 31, 2020.
        Significant Accounting Principles
        There have been no changes to our significant accounting principles as described in Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - Summary of Accounting Principles" of our 2019 10-K, other than as noted in "Investments," "Premium Receivables," "Reinsurance" and "Recent Accounting Pronouncements - Adopted" below.
Investments
We evaluate our investments each quarter to determine whether declines in fair value are below amortized cost. For any impaired debt security we evaluate if we either intend to sell the security or it is more likely than not that we will be required to sell the security before recovery. If our intent is to sell a security and its fair value is below amortized cost, the securities amortized cost basis is written down to fair value and a loss is recognized in earnings.
For available for sale debt securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider several factors including, but not limited to:
•the severity of the decline in fair value;
•the financial condition of the issuer;
•the failure of the issuer to make scheduled interest or principal payments;
•recent credit downgrades of the applicable security or the issuer; and
•adverse conditions specifically related to the security, an industry, or a geographic area.
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the allowance for credit losses is recognized in other comprehensive income.
Changes in allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit losses when management believes the uncollectibility of a security is met.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We have elected to present accrued interest receivable separately from available for sale securities on the consolidated balance sheet in "Accrued Investment Income." Accrued interest receivable was $7.2 million as of March 31, 2020 relating almost entirely to available for sale debt securities. We have also elected not to measure an allowance for credit losses for accrued interest receivable on available for sale securities. For all classes of available for sale securities, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due and write-off of accrued interest receivable is recognized by reversing interest income. We did not write off any accrued interest receivable during the three months ended March 31, 2020.
Premiums Receivable
        Premiums receivable consists of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the receivable is written off against earned premium and the related insurance policy is canceled. We recognize an allowance for credit losses for premiums receivable based on credit losses expected to arise over the life of the receivable. Due to the nature of our insurance policies and the short-term duration of the related receivables an allowance for credit loss was not required at March 31, 2020.
Reinsurance
        NMIC has entered into quota share reinsurance treaties effective September 1, 2016 (the 2016 QSR Transaction) and January 1, 2018 (the 2018 QSR Transaction), which we refer to collectively as the QSR Transactions. Under the QSR Transactions, we cede a portion of claims and claim expense reserves to our reinsurers, and account for such ceded reserves as reinsurance recoverables in "Other Assets" on the consolidated balance sheets and as reductions to claims expenses on the consolidated statements of operations. The company actively manages and monitors its credit risk associated with its reinsurance recoverables and recognizes an allowance for credit losses based on losses expected to arise over the life of the asset.
As it relates to its QSR transactions, each of the third-party reinsurance providers has an insurer financial strength rating of A- or better by Standard & Poor's Rating Service (S&P), A.M. Best Company, Inc. (A.M.Best) or both. In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. In accordance with the terms of the 2018 QSR Transaction, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also settled quarterly. NMIC's reinsurance recoverable balances are further supported by trust accounts established and maintained by each reinsurer in accordance with the private mortgage insurer eligibility requirements (PMIERs) funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to our QSR Transactions was $6.2 million as of March 31, 2020 and an allowance for credit losses was not required.
Recent Accounting Pronouncements - Adopted
In June 2016, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326) and subsequently issued amendments to the initial guidance: ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses (Topic 815), Derivatives and Hedging, and Topic 825, Financial Instruments, ASU 2019-05, Financial Instruments-Credit Losses: Targeted Transition Relief, and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. These updates will require companies to measure and establish reserves for lifetime expected credit losses on many financial assets held at a given reporting date. Under the guidance, the methodology for measuring lifetime credit losses shifts from an incurred loss model, whereby losses are only recognized once probable and estimable, to a current expected credit loss (CECL) model, whereby losses are recognized upfront based on a future economic forecast. Credit losses relating to available-for-sale fixed maturity securities are recorded through an allowance for credit losses, rather than a write-down of the asset as was required, with the amount of the allowance limited to the amount by which fair value is less than amortized cost. The length of time an available-for sale fixed maturity security has been held in an unrealized loss position will no longer impact its credit loss determination. We adopted these updates on January 1, 2020. Adoption of the updated standards did not have a material impact on our consolidated financial statements, and had no impact on our accounting for insurance claims and claim expenses as these items are not in scope of the guidance.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
guidance on the criteria for capitalizing implementation, set-up and other up-front costs incurred in association with these arrangements. We adopted this ASU on January 1, 2020 and applied it on a prospective basis for eligible costs incurred after the effective date. The adoption of this ASU did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements - Not Yet Adopted
In August 2018, the FASB issued ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts. This update provides guidance to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. The FASB subsequently issued ASU 2019-09 in November 2019, which amended the effective date for this standard. The standard will now take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. We are currently evaluating the impact the adoption of this ASU will have, if any, on our consolidated financial statements.
In November 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). This update eliminates certain exceptions for recognizing deferred taxes for investments, performing intra-period allocations and calculating income taxes in interim periods. The ASU also includes guidance to reduce complexity in certain income tax areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We are currently evaluating the impact the adoption of this ASU will have, if any, on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This update provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. Reference rate reform refers to the global transition away from referencing the London Interbank Offered Rate (LIBOR) in financial contracts, which is expected to be discontinued in 2021. The ASU includes optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The standard is effective immediately through December 31, 2022 for all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. We are currently evaluating the impact the adoption of this ASU would have, if any, to our contract modifications that are affected by the discontinuation of LIBOR.

2. Investments
        We have designated our investment portfolio as available-for-sale and report it at fair value. The related unrealized gains and losses are, after considering the related tax expense or benefit, recognized through comprehensive income and loss, and on an accumulated basis in shareholders' equity. Net realized investment gains and losses are reported in earnings based on specific identification of securities sold or any impairment that has been recorded through the allowance for credit losses. If our intent is to sell a security and its fair value is below amortized cost, the security's amortized cost basis is written down to fair value and a loss is recognized in earnings.
        Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of March 31, 2020	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$48,207	$3,519	$—	$51,726
Municipal debt securities	196,750	3,853	(668)	199,935
Corporate debt securities	628,834	18,272	(6,658)	640,448
Asset-backed securities	180,514	404	(7,811)	173,107
Total bonds	1,054,305	26,048	(15,137)	1,065,216
Short-term investments	4,838	18	—	4,856
Total investments	$1,059,143	$26,066	$(15,137)	$1,070,072

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2019	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$48,203	$784	$(58)	$48,929
Municipal debt securities	189,530	1,721	(1,035)	190,216
Corporate debt securities	661,719	23,373	(211)	684,881
Asset-backed securities	170,153	2,603	(114)	172,642
Total bonds	1,069,605	28,481	(1,418)	1,096,668
Short-term investments	44,174	98	—	44,272
Total investments	$1,113,779	$28,579	$(1,418)	$1,140,940
We did not own any mortgage-backed securities in our asset-backed securities portfolio at March 31, 2020 or December 31, 2019.
The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Financial	40%	38%
Consumer	23	26
Communications	11	10
Utilities	10	9
Industrial	9	8
Technology	7	7
Energy	—	2
Total	100%	100%
As of March 31, 2020 and December 31, 2019, approximately $5.7 million and $5.5 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
        Scheduled Maturities
        The amortized cost and fair values of available-for-sale securities as of March 31, 2020 and December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of March 31, 2020	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$83,740	$83,736
Due after one through five years	408,063	415,419
Due after five through ten years	373,220	383,838
Due after ten years	13,606	13,972
Asset-backed securities	180,514	173,107
Total investments	$1,059,143	$1,070,072

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of December 31, 2019	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$138,776	$139,113
Due after one through five years	406,986	417,208
Due after five through ten years	380,737	394,180
Due after ten years	17,127	17,797
Asset-backed securities	170,153	172,642
Total investments	$1,113,779	$1,140,940
        Aging of Unrealized Losses
        We evaluate our investments each quarter to determine whether declines in fair value are below amortized costs. As of March 31, 2020, the investment portfolio had gross unrealized losses of $15.1 million, of which $0.1 million had been in an unrealized loss position for a period of 12 months or greater. For any impaired security we evaluate if we either intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through earnings. For securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the securities by a rating agency, and any adverse condition specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, and an allowance for credit losses is recorded. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. The following table summarizes the investment portfolio in an unrealized loss position for which an allowance is not recorded, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of March 31, 2020		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	—	$—	$—	—	$—	$—	—	$—	$—
Municipal debt securities	14	46,936	(668)	—	—	—	14	46,936	(668)
Corporate debt securities	87	178,776	(6,630)	5	3,294	(28)	92	182,070	(6,658)
Asset-backed securities	60	133,997	(7,745)	1	2,934	(66)	61	136,931	(7,811)
Total	161	$359,709	$(15,043)	6	$6,228	$(94)	167	$365,937	$(15,137)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2019		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	4	$12,001	$(58)	—	$—	$—	4	$12,001	$(58)
Municipal debt securities	26	92,844	(1,034)	1	999	(1)	27	93,843	(1,035)
Corporate debt securities	10	30,481	(140)	14	23,976	(71)	24	54,457	(211)
Asset-backed securities	9	19,236	(102)	1	2,988	(12)	10	22,224	(114)
Total	49	$154,562	$(1,334)	16	$27,963	$(84)	65	$182,525	$(1,418)

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Allowance of credit losses
As of March 31, 2020, we did not recognize an allowance of credit losses on our investment portfolio. The increase in securities in an unrealized loss position as of March 31, 2020 can be attributed to a widening of credit spreads and surging demand for liquidity across the broader debt markets, partially offset by interest rate movements since the purchase date. We evaluated the securities in an unrealized loss position as of March 31, 2020 and assessed the credit ratings and any ratings changes as well as any adverse conditions specifically related to the security. Based on our estimate of the amount and timing of cash flows to be collected we expect to recover the amortized cost basis of these securities.
For the three months ended March 31, 2019, we recognized a $0.4 million other than temporarily impaired (OTTI) loss in earnings related to the planned sale of a security in a loss position in April 2019. There were no credit losses recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income (loss) for the three months ended March 31, 2019.
Net Investment Income
        The following table presents the components of net investment income:

	For the three months ended March 31,
	2020	2019
	(In Thousands)
Investment income	$8,349	$7,496
Investment expenses	(245)	(113)
Net investment income	$8,104	$7,383
The following table presents the components of net realized investment gains (losses):

	For the three months ended March 31,
	2020	2019
	(In Thousands)
Gross realized investment gains	$540	$195
Gross realized investment losses	(612)	(382)
Net realized investment (losses)	$(72)	$(187)

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
        The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2020	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$51,726	$—	$—	$51,726
Municipal debt securities	—	199,935	—	199,935
Corporate debt securities	—	640,448	—	640,448
Asset-backed securities	—	173,107	—	173,107
Cash, cash equivalents and short-term investments	114,677	—	—	114,677
Total assets	$166,403	$1,013,490	$—	$1,179,893
Warrant liability	—	—	1,461	1,461
Total liabilities	$—	$—	$1,461	$1,461

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2019	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$48,929	$—	$—	$48,929
Municipal debt securities	—	190,216	—	190,216
Corporate debt securities	—	684,881	—	684,881
Asset-backed securities	—	172,642	—	172,642
Cash, cash equivalents and short-term investments	85,361	—	—	85,361
Total assets	$134,290	$1,047,739	$—	$1,182,029
Warrant liability	—	—	7,641	7,641
Total liabilities	$—	$—	$7,641	$7,641
        There were no transfers between Level 2 and Level 3 of the fair value hierarchy during the three months ended March 31, 2020, or the year ended December 31, 2019.
        The following is a roll-forward of Level 3 liabilities measured at fair value:

	For the three months ended March 31,
Warrant Liability	2020	2019
	(In Thousands)
Balance, January 1	$7,641	$7,296
Change in fair value of warrant liability included in earnings	(5,959)	5,479
Issuance of common stock on warrant exercise	(221)	(944)
Balance, March 31	$1,461	$11,831
        The following table outlines the key inputs and assumptions used to calculate the fair value of the warrant liability in the Black-Scholes option-pricing model as of the dates indicated.

	As of March 31,
	2020	2019
Common stock price	$11.61	$25.87
Risk free interest rate	0.23%	2.21 - 2.31%
Expected life	2.06 years	1.67 - 3.06 years
Expected volatility	61.4%	42.3 - 45.7%
Dividend yield	0%	0%
        The changes in fair value of the warrant liability for the three months ended March 31, 2020 and 2019 are primarily attributable to changes in the price of our common stock and exercises of outstanding warrants during the respective periods, with additional impact related to changes in other Black-Scholes model inputs.

4. Debt
On May 24, 2018, we entered into a credit agreement (2018 Credit Agreement), which provides for (i) a $150 million five-year senior secured term loan facility (2018 Term Loan) that matures on May 24, 2023; and (ii) a $85 million three-year secured revolving credit facility (2018 Revolving Credit Facility) that, prior to amendment as discussed below, would have matured on May 24, 2021. Proceeds from the 2018 Term Loan were used to repay in full the outstanding amount due under our $150 million amended term loan (2015 Term Loan) due on November 10, 2019, and to pay fees and expenses incurred in connection with the 2018 Credit Agreement. On March 20, 2020, we amended the 2018 Revolving Credit Facility (2020 Revolving Credit Facility), increasing the borrowing capacity under the facility to $100 million, extending the maturity date from May 24, 2021 to February 22, 2023, and reducing the interest cost related to both undrawn commitments and drawn borrowings

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
under the facility.
        2018 Term Loan
The 2018 Term Loan bears interest at the LIBOR, as defined in the 2018 Credit Agreement and subject to a 1.00% floor, plus an annual margin rate of 4.75%, representing an all-in rate of 5.75% as of March 31, 2020, payable monthly based on our current interest period election. Quarterly principal payments of $0.4 million are also required. As of March 31, 2020, the outstanding principal balance of the 2018 Term Loan was $147.4 million.
Interest expense for the 2018 Term Loan includes interest and the amortization of issuance costs, an original issue discount and capitalized modification costs related to the 2015 Term Loan. For the three months ended March 31, 2020, we recorded $2.5 million of interest expense. Remaining unamortized issuance costs and original issue discount were $1.9 million as of March 31, 2020 and are being amortized to interest expense using the effective interest method over the contractual life of the 2018 Term Loan.
        We are subject to certain covenants under the 2018 Term Loan (as defined in the 2018 Credit Agreement), including (but not limited to) a maximum debt-to-total capitalization ratio (as defined in the 2018 Credit Agreement) of 35% under the 2018 Term Loan. We were in compliance with all covenants as of March 31, 2020.
        Future principal payments due under the 2018 Term Loan as of March 31, 2020 are as follows:

As of March 31, 2020	Principal
(In thousands)
2020	1,125
2021	1,500
2022	1,500
2023	143,250
Total	$147,375
        2020 Revolving Credit Facility
Borrowings under the 2020 Revolving Credit Facility accrue interest at a variable rate equal to, at our discretion, based on the applicable corporate credit rating at the time, (i) a base rate (as defined in the 2018 Credit Agreement, subject to a floor of 1.00% per annum) plus a margin of 0.375% to 1.875% per annum, which is reduced from a margin of 1.00% to 2.50% prior to the amendment, or (ii) the Eurodollar Rate (subject to a floor of 0.00% per annum) plus a margin of 1.375% to 2.875% per annum, which is reduced from a margin of 2.00% to 3.50% prior to the amendment. As of March 31, 2020, no borrowings had been made under the 2020 Revolving Credit Facility.
Under the 2020 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount, which ranges from 0.175% to 0.525%, reduced from ranges of 0.30% to 0.60% prior to the amendment, based on the applicable corporate credit rating at the time. As of March 31, 2020, the applicable commitment fee was 0.35%. For the three months ended March 31, 2020, we recorded $0.1 million of commitment fees in interest expense.
We incurred issuance costs of $0.8 million in connection with the 2020 Revolving Credit Facility, which together with the remaining issuance cost of $0.6 million prior to the amendment, are amortized through interest expense over the extent contractual life of the 2020 Revolving Credit Facility, on a straight-line basis. For the three months ended March 31, 2020, we recognized $0.1 million of interest expense from the amortization of deferred issuance costs. At March 31, 2020, remaining deferred issuance costs were $1.4 million, net of accumulated amortization.
We are subject to certain covenants under the 2020 Revolving Credit Facility, including (but not limited to) the following: a maximum debt-to-total capitalization ratio of 35%, a minimum liquidity requirement, compliance with the PMIERs financial requirements (subject to any Fannie Mae and Freddie Mac (collectively, the GSEs) approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants as of March 31, 2020.

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
        The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended
	March 31, 2020	March 31, 2019
	(In Thousands)
Net premiums written
Direct	$103,453	$81,730
Ceded (1)	(12,082)	(9,807)
Net premiums written	$91,371	$71,923

Net premiums earned
Direct	$113,187	$86,298
Ceded (1)	(14,470)	(12,430)
Net premiums earned	$98,717	$73,868
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
        NMIC makes risk premium payments to the Oaktown Re Vehicles for the applicable outstanding reinsurance coverage amount and pays an additional amount for anticipated operating expenses (capped at $300 thousand per year to Oaktown Re Ltd. and $250 thousand per year to Oaktown Re II, Ltd. and Oaktown Re III, Ltd.). NMIC ceded aggregate premiums to the Oaktown Re Vehicles of $3.9 million and $3.0 million during the three months ended March 31, 2020 and three months ended March 31, 2019, respectively.
        NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to the Oaktown Re Vehicles during the three months ended March 31, 2020 and 2019, as the aggregate first layer risk retention was not exhausted for each applicable agreement during such periods.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Oaktown Re III, Ltd. individually as the 2017 ILN Transaction, 2018 ILN Transaction and 2019 ILN Transaction, and collectively as the ILN Transactions.
        The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each of the ILN Transactions.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss
2017 ILN Transaction	May 2, 2017	1/1/2013 - 12/31/2016	$211,320	$46,990	$126,793	$122,810
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	264,545	174,340	125,312	124,311
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	259,047	123,424	123,424
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
Under the terms of the 2018 ILN Transaction and the 2019 ILN Transaction, we are required to maintain a certain level of restricted funds in premium deposit accounts with Bank of New York Mellon until the respective notes have been redeemed in full. "Cash and cash equivalents" on our condensed consolidated balance sheet includes restricted amounts of $2.5 million as of March 31, 2020. We are not required to deposit additional funds into the premium deposit accounts in the future and the restricted balances required under these transactions will decrease over time as the outstanding principal balances of the respective insurance-linked notes decline.
        Quota share reinsurance
Under each of the QSR Transactions, NMIC cedes a proportional share of its risk on eligible policies written during a discrete period to panels of third-party reinsurance providers. Each of the third-party reinsurance providers has an insurer financial strength rating of A- or better by S&P, A.M.Best or both.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        The following table shows the amounts related to the QSR Transactions:

	For the three months ended
	March 31, 2020	March 31, 2019
	(In Thousands)
Ceded risk-in-force	$4,843,715	$4,534,353
Ceded premiums earned	(23,011)	(21,468)
Ceded claims and claim expenses	1,532	899
Ceding commission earned	4,513	4,206
Profit commission	12,413	12,061
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
        In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. NMIC's reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to our 2016 QSR Transaction was $3.1 million as of March 31, 2020.
        In accordance with the terms of the 2018 QSR Transaction, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also settled quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to our 2018 QSR Transaction was $3.1 million as of March 31, 2020.

6. Reserves for Insurance Claims and Claim Expenses
        We establish reserves to recognize the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. Consistent with industry practice, we establish reserves for loans that have been reported to us by servicers as having been in default for at least 60 days, referred to as case reserves, and additional loans that we estimate (based on actuarial review) have been in default for at least 60 days that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish claim expense reserves, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claims settlement process. As of March 31, 2020, we had reserves for insurance claims and claim expenses of $29.5 million for 1,449 primary loans in default. During the three months ended March 31, 2020, we paid 34 claims totaling $1.5 million of claims and claims expense, including 31 claims covered under the QSR Transactions representing $0.3 million of ceded claims and claim expenses.
        In 2013, we entered into a pool insurance transaction with Fannie Mae. The pool transaction includes a deductible, which represents the amount of claims to be absorbed by Fannie Mae before we are obligated to pay any claims. We only establish reserves for pool risk if we expect claims to exceed this deductible. At March 31, 2020, 46 loans in the pool were past due by 60 days or more. These 46 loans represented approximately $3.0 million of RIF. Due to the size of the remaining deductible, the low level of notices of defaults (NODs) reported on loans in the pool through March 31, 2020 and the expected severity (all loans in the pool have loan-to-value (LTV) ratios under 80%), we did not establish any case or IBNR reserves for pool risk at March 31, 2020. In connection with the settlement of pool claims, we applied $0.9 million to the pool deductible through March 31, 2020. At March 31, 2020, the remaining pool deductible was $9.5 million. We have not paid any pool claims to date. 100% of our pool RIF is reinsured under the 2016 QSR Transaction.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claim expenses:

	For the three months ended March 31,
	2020	2019
	(In Thousands)
Beginning balance	$23,752	$12,811
Less reinsurance recoverables (1)	(4,939)	(3,001)
Beginning balance, net of reinsurance recoverables	18,813	9,810

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	7,558	3,909
Prior years (3)	(1,861)	(1,166)
Total claims and claim expenses incurred	5,697	2,743

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	—
Prior years (3)	1,224	694
Total claims and claim expenses paid	1,224	694

Reserve at end of period, net of reinsurance recoverables	23,286	11,859
Add reinsurance recoverables (1)	6,193	3,678
Ending balance	$29,479	$15,537
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
The "claims incurred" section of the table above shows claims and claim expenses incurred on NODs for current and prior years, including IBNR reserves and is presented net of reinsurance. The amount of claims incurred relating to current year NODs represents the estimated amount of claims and claim expenses to be ultimately paid on such loans in default.  We recognized $1.9 million and $1.2 million of favorable prior year development during the three months ended March 31, 2020 and 2019, respectively, due to NOD cures and ongoing analysis of recent loss development trends. We may increase or decrease our original estimates as we learn additional information about individual defaults and claims and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $19.9 million related to prior year defaults remained as of March 31, 2020.

7. Earnings per Share (EPS)
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the three months ended March 31,
	2020	2019
	(In Thousands, except for per share data)
Net income	$58,271	$32,899
Basic weighted average shares outstanding	68,563	66,692
Basic earnings per share	$0.85	$0.49

Net income	$58,271	$32,899
Gain from change in fair value of warrant liability	(5,959)	—
Diluted net income	$52,312	$32,899

Basic weighted average shares outstanding	68,563	66,692
Dilutive effect of issuable shares	1,838	2,304
Diluted weighted average shares outstanding	70,401	68,996

Diluted earnings per share	$0.74	$0.48

Anti-dilutive shares	15	754

8. Warrants
        We issued 992 thousand warrants in connection with a private placement of our common stock in April 2012. Each warrant gives the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million.
During the three months ended March 31, 2020, nine thousand warrants were exercised resulting in the issuance of six thousand shares of common stock. Upon exercise, we reclassified approximately $0.2 million of warrant fair value from warrant liability to additional paid-in capital, of which $8 thousand related to changes in fair value during the three months ended March 31, 2020.
During the three months ended March 31, 2019, 67 thousand warrants were exercised resulting in the issuance of 39 thousand shares of common stock. Upon exercise, we reclassified approximately $0.9 million of warrant fair value from warrant liability to additional paid-in capital, of which $0.3 million related to changes in fair value during the three months ended March 31, 2019.

9. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. NMIH files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our effective tax rate on our pre-tax income was 19.2% for the three months ended March 31, 2020 compared to 15.6% for the three months ended March 31, 2019. Our provision for income taxes for interim reporting periods is established based on our estimated annual effective tax rate for a given year. Our effective tax rate may fluctuate between interim periods due to the impact of discrete items not included in our estimated annual effective tax rate, including the tax effects associated with the vesting of RSUs and exercise of options, and the change in fair value of our warrant liability. Such items are treated on a discrete basis in the reporting period in which they occur.
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent. As a result, our interim provision for income taxes for the three months ended March 31, 2020 represents a change in our net deferred tax liability. As of March 31, 2020, we held $7.6 million of tax and loss bonds in "Other assets" in our condensed consolidated balance sheet.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Regulatory Information
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
        NMIC and Re One's combined statutory net income (loss) was as follows:

	For the three months ended March 31,
	2020	2019
	(In Thousands)
Statutory net gain (loss)	$7,691	$(927)
        NMIC and Re One's combined statutory surplus, contingency reserve and risk-to-capital (RTC) ratio were as follows:

	March 31, 2020	December 31, 2019
	(In Thousands)
Statutory surplus	$457,790	$449,602
Contingency reserve	588,418	531,825
RTC ratio	17.2:1	15.8:1
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

11. COVID-19 Developments and Coronavirus Aid, Relief, and Economic Security (CARES) Act
COVID-19 Developments
On January 30, 2020, the World Health Organization (WHO) declared the outbreak of a novel coronavirus strain (COVID-19) a global health emergency and characterized the outbreak as a global pandemic on March 11, 2020. In an effort to stem contagion and control the COVID-19 pandemic the population at large has severely curtailed day-to-day activity and local, state and federal regulators have imposed a broad set of restrictions on personal and business conduct nationwide. The COVID-19 pandemic, along with the widespread public and regulatory response, has caused a dramatic slowdown in U.S. and global economic activity. In the weeks following the outbreak, non-essential businesses across the U.S. have been shuttered and capital markets have experienced a significant spike in volatility and sell-off in valuations. A record number of Americans have been furloughed or laid-off, and unemployment claims have increased dramatically.
The global dislocation caused by COVID-19 is unprecedented and, while there is broad hope for a medical advance that relieves the crisis and provides for a quick return to normalized activity, it is not known how long the dislocation will persist. In response to the COVID-19 outbreak and continuing uncertainties, we activated our business continuity program to ensure our employees were safe and able to continue serving our customers and their borrowers without interruption. We expect the COVID-19 outbreak will have a direct effect on the U.S. housing market, with existing homeowners facing challenges related to COVID-19, and the volume and timing of future housing transactions negatively impacted as potential sellers re-evaluate or postpone planned sales (housing supply) and potential buyers reassess their ability and willingness to purchase homes (demand). We are currently assessing the potential impact the COVID-19 outbreak will have on the U.S economy and housing market, the mortgage insurance market, and our business performance and financial position, including our new business production, defaults and claims experience and investment portfolio returns, of which the ultimate outcome cannot be estimated at this time.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CARES Act
On March 27, 2020, the President signed into law the CARES Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. We currently are eligible but have not taken advantage of the payroll protection program, emergency grants and business loans under the CARES Act. We will continue to monitor the impact that the CARES Act may have on our business, financial condition and results of operations.

12. Subsequent Event
On March 20, 2020, we amended the 2018 Revolving Credit Facility (2020 Revolving Credit Facility), increasing its size from $85 million to $100 million, expanding our lender group, extending its maturity to February 2023 and reducing its cost. Subsequent to the close of the quarter, we secured a further amendment to our 2020 Revolving Credit Facility to permit us to issue up to $400 million of senior debt alongside the facility, and we secured expanded approval from the Wisconsin OCI to allocate incremental holding company interest expenses to NMIC should we choose to pursue additional debt financing opportunities and downstream proceeds to support our operating businesses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        The following analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2019 10-K, for a more complete understanding of our financial position and results of operations. In addition, investors should review the "Cautionary Note Regarding Forward-Looking Statements" above and the "Risk Factors" detailed in Part II, Item 1A of this report and in Part I, Item 1A of our 2019 10-K, as subsequently updated in other reports we file with the SEC, for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year or for any other period.
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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of March 31, 2020, we had master policies with 1,501 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of March 31, 2020, we had $101.0 billion of total insurance-in-force (IIF), including primary IIF of $98.5 billion, and gross RIF of $25.3 billion, including primary RIF of $25.2 billion.
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
Our common stock trades on the NASDAQ under the symbol "NMIH." Our headquarters is located in Emeryville, California. As of March 31, 2020, we had 327 full- and part-time employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
        We discuss below our results of operations for the periods presented, as well as the conditions and trends that have impacted or are expected to impact our business, including new insurance writings, the composition of our insurance portfolio and other factors that we expect to impact our results.

COVID-19 Developments
On January 30, 2020, the WHO declared the outbreak of COVID-19 a global health emergency and characterized the outbreak as a global pandemic on March 11, 2020. In an effort to stem contagion and control the COVID-19 pandemic, the population at large has severely curtailed day-to-day activity and local, state and federal regulators have imposed a broad set of restrictions on personal and business conduct nationwide. The COVID-19 pandemic, along with the widespread public and regulatory response, has caused a dramatic slowdown in U.S. and global economic activity. In the weeks following the outbreak, non-essential businesses across the U.S. have been shuttered and capital markets have experienced a significant spike in volatility and sell-off in valuations. A record number of Americans have been furloughed or laid-off, and unemployment claims have increased dramatically.
The global dislocation caused by COVID-19 is unprecedented and, while there is broad hope for a medical advance that relieves the crisis and provides for a quick return to normalized activity, it is not known how long the dislocation will persist. In response to the COVID-19 outbreak and continuing uncertainties, we activated our business continuity program to ensure our employees were safe and able to continue serving our customers and their borrowers without interruption. We have also sought to broadly assess the potential impact the COVID-19 outbreak will have on the U.S. economy and housing market, and the implications for the mortgage insurance market, and our business performance and financial position.
Potential Impact on the U.S. Housing Market and Mortgage Insurance Industry
We expect the COVID-19 outbreak will have a direct effect on the U.S. housing market, with existing homeowners facing challenges related to COVID-19, and the volume and timing of future housing transactions negatively impacted as potential sellers re-evaluate or postpone planned sales (housing supply) and potential buyers reassess their ability and willingness to purchase homes (demand). The market may be further constrained as transactions between committed buyers and sellers encounter operational challenges, such as delayed title searches due to the closure of local government offices.
As a market (like all others) where valuation is driven by supply/demand dynamics, this dislocation has the potential to impact housing prices. While it is too early for us to estimate the magnitude of any potential housing price decline (either nationally or in local markets), we have looked to the 2008 Financial Crisis as a point of comparison. In the wake of the 2008 Financial Crisis, national home price indices declined by approximately 30% from their pre-crisis peaks and remained severely dislocated for several years, causing significant stress for homeowners, lenders, mortgage insurers and the broader economy. We observe several differences in the current environment as compared to that in the period leading up to and through the 2008 Financial Crisis that we believe may lessen the relative housing price dislocation experienced in the aftermath of the COVID-19 outbreak, including:
(i)  the generally higher quality borrower base (as measured by weighted average FICO scores and LTV ratios) and tighter underwriting standards (with, among other items, full-documentation required to verify borrower income and asset positions) that prevail in the current market;
(ii) the lower concentration of higher risk loan structures, such as negative amortizing, interest-only or short-termed option adjusted-rate mortgages being originated and outstanding in the current market;
(iii) the meaningfully higher proportion of loans used for lower risk purposes, such as the purchase of a primary residence or rate-term refinancing in the current market, as opposed to cash-out refinancings, investment properties or second home purchases, which prevailed to a far greater degree in the lead up to the 2008 Financial Crisis;
(iv) the availability and immediate application by politicians, regulators, lenders, loan servicers and others of a broad toolkit of resources designed to aid distressed borrowers, including forbearance, foreclosure moratoriums and other assistance programs codified under the CARES Act enacted on March 27, 2020; and
(v) the broader and equally immediate application of a massive amount of fiscal and monetary stimulus by the federal government under the CARES Act and across a range of other programs designed to assist unemployed individuals and distressed businesses, as well as support the smooth functioning of various capital and risk markets.
We also perceive the house price environment in the period leading up to the current COVID-crisis to be anchored by more balanced market fundamentals than that in the period leading up to the 2008 Financial Crisis. We believe the 2008 Financial Crisis was directly precipitated by irresponsible behavior in the housing market in which home prices were driven to unsustainable heights (a so called “bubble”). We see a causal link between the housing market and the 2008 Financial Crisis that we do not see in the COVID-19 outbreak, and we believe this will further lessen the relative housing price dislocation experienced going forward.

Notwithstanding the relative differences we observe in the current environment as compared to the 2008 Financial Crisis, we do expect that housing prices will be impacted by the COVID-19 outbreak. We also expect the mix of purchase and refinancing mortgage originations will shift in the near-term due to the current pandemic. We anticipate that purchase mortgage origination volume will be lower in the aftermath of the COVID-19 outbreak than it otherwise would have been as buyers and sellers postpone or more broadly reassess current and future transactions, while we expect refinancing origination volume will increase significantly as declining mortgage rates create refinancing opportunities for existing borrowers.
Historically, U.S. mortgage insurance industry penetration of the purchase origination market has been meaningfully higher than the refinancing origination market, as new home buyers have generally required a greater degree of down payment support, while refinancing borrowers have typically benefited from increasing equity in their existing homes. In recent periods, however, mortgage insurance industry penetration of the refinancing market has increased significantly and the composition of industry new insurance written (NIW) volume between purchase and refinancing loans has shifted. Refinancing originations accounted for approximately 30% of total mortgage insurance industry NIW volume for the quarter-ended December 31, 2019, compared to approximately 6% for the quarter-ended December 31, 2018. We expect this trend to continue in the near-term as purchase origination volume slows and refinancing origination volume increases, particularly as those borrowers who capitalize on the emerging refinancing opportunity may not have significant equity in their homes (either because they are refinancing so soon after closing on a new home purchase or because of a decline in the appraised value of their property) and may need to rely on mortgage insurance support to complete their transactions.
In this context, we expect to see a decline in total U.S. mortgage insurance industry NIW volume in the near-term, with the impact of declining purchase origination volume partially offset by a dramatic increase in, and increasing mortgage insurance penetration of, refinancing origination volume.
Potential Impact on NMI's Business Performance and Financial Position
Operations
We had 327 employees at March 31, 2020, including 173 who typically work at our corporate headquarters in Emeryville, CA and 154 who typically work from home in locations across the country. In response to the COVID-19 outbreak, we activated our business continuity program and instituted additional work-from-home practices for our 173 Emeryville-based staff. We have transitioned our operations seamlessly and continue to positively engage with customers on a remote basis. Our IT environment, underwriting capabilities, policy servicing platform and risk architecture have continued without interruption, and our internal control environment and internal controls over financial reporting are unchanged. We have achieved this transition without incurring additional capital expenditures or operating expenses and we believe our current operating platform can continue to support our newly distributed needs for an extended period without further investment beyond that planned in the ordinary course.
New Business Production
We expect that the volume, composition, credit profile and pricing of our new business production will change due to the COVID-19 crisis.
Our NIW has expanded significantly in past periods, driven by growth in the overall mortgage insurance market and the success we have had further developing our customer franchise. During the three-year period between January 1, 2017 and December 31, 2019, we activated 340 new lenders, growing our franchise by over 45%, and successfully deepened our engagement with many existing customers. In the same period, total U.S. mortgage insurance NIW volume increased by 19% annually - peaking at $384 billion for the year-ended December 31, 2019. Notwithstanding our recent gains and the customer success we have achieved, we expect that our new business volume will decline in the near-term along with the broader decline we anticipate in total U.S. mortgage insurance industry NIW volume.
We have broadly defined underwriting standards and loan-level eligibility criteria that are designed to limit our exposure to higher risk loans, and have used Rate GPS to actively shape the mix of our new business production and insured portfolio by, among other risk factors, borrower FICO score, debt-to-income (DTI) ratio and LTV ratio. At March 31, 2020, the weighted average FICO score of our IIF was 751 and we had a 4% mix of below 680 FICO score risk. Similarly, at March 31, 2020, the weighted average LTV ratio (at origination) of our insured portfolio was 91.9% and we had a 10% mix of 97% LTV risk. In the weeks since the outbreak of COVID-19, we have adopted changes to our underwriting guidelines, including changes to our loan documentation requirements, our asset reserve requirements, our employment verification process and our income continuance determinations, that we expect will further strengthen the credit risk profile of our new business production.

We set our premium rates based on a broad range of individual and market variables, including property type, type of loan product, borrower credit characteristics, and lender profile. Given the significant economic dislocation caused thus far by the COVID-19 outbreak, and the uncertain duration and ultimate global impact of this crisis, we have taken action to increase the premium rates we charge on all new business production, in accordance with our filed rates and applicable rating rules. We expect the pricing changes we have instituted will increase the rate received on NIW volume in future periods and further enhance the credit mix of our new business production.
Delinquency Trends and Claims Expense
We had 1,449 NODs in our primary insured portfolio as of March 31, 2020, which represented a 0.38% delinquency rate against our 376,852 total policies in-force. Given the recency of the COVID-19 outbreak, most borrowers (even those immediately impacted by the crisis) have not defaulted on their mortgages (i.e., missed two or more payments as due). We expect that we will see a significant increase in our default population going forward as borrowers face challenges related to COVID-19 and access the forbearance program for federally backed loans codified under the CARES Act or other programs made available by private lenders. As of April 30, 2020, our default population had increased to 1,610, which represented a 0.43% delinquency rate. We are not yet able to forecast the ultimate level of forbearance-driven delinquencies we will receive or the timing in which they will develop. While early, we have observed a correlation between the risk profile of the underlying borrowers and the incidence of forbearance in the data received through April 30, 2020. Borrowers with weaker credit profiles appear to be accessing forbearance programs with notably higher frequency. This trend is further supported by the forbearance data being reported by Black Knight McDash, which indicates that a meaningfully higher concentration of mortgages insured by the FHA and VA are in forbearance status compared to the loans purchased by the GSEs. Mortgages insured by the FHA and VA are generally of meaningfully lower credit quality than those purchased by the GSEs. We are monitoring this trend with particular focus given the high-quality credit profile of our insured portfolio.
We establish reserves for claims and allocated claim expenses when we are notified that a borrower is in default (i.e., has missed two or more mortgage payments). As our default population grows in future periods, we expect to establish increasing reserves and incur additional claims expense. The size of the reserve we establish for each defaulted loan (and by extension our aggregate reserve and claims expense) will reflect our best estimate of the future claim payment to be made under each individual policy. Our future claims exposure is a function of the number of delinquent loans that progress to claim payment (which we refer to as frequency) and the amount to be paid to settle such claims (which we refer to as severity). Our estimates of claims frequency and severity are not formulaic, rather they are broadly synthesized based on historical observed experience for similarly situated loans and assumptions about future macroeconomic factors. We generally observe that forbearance programs are an effective tool to bridge dislocated borrowers from a time of acute stress to a future date when they can resume timely payment of their mortgage obligations. Our reserve setting process in future periods will consider this dynamic along with our expectations for house prices (and current views of general resiliency), interest rates and unemployment rates.
Regulatory Capital Position
As an approved mortgage insurer and Wisconsin-domiciled carrier, we are required to satisfy financial and/or capitalization requirements stipulated by each of the GSEs and the Wisconsin OCI.
The financial requirements stipulated by the GSEs are outlined in the PMIERs. Under the PMIERs, we must maintain available assets that are equal to or exceed a minimum risk-based required asset amount, subject to a minimum floor of $400 million. At March 31, 2020, we reported $1,070 million available assets against $912 million risk-based required assets for a $157 million of “excess” funding position.
The risk-based required asset amount under PMIERs is determined at an individual policy-level based on the risk characteristics of each insured loan. Loans with higher risk factors, such as higher LTVs or lower borrower FICO scores, are assessed a higher charge. Non-performing loans that have missed two or more payments are generally assessed a significantly higher charge than performing loans, regardless of the underlying borrower or loan risk profile; however, special consideration is given under PMIERs to loans that are delinquent on homes located in an area declared by the Federal Emergency Management Agency (FEMA) to be a Major Disaster zone. The PMIERs charge on non-performing loans that enter delinquent status up to 30 days prior and 90 days after a FEMA-declared Major Disaster is adjusted by a 30% multiplier (inversely, a 70% haircut). FEMA has made a Major Disaster Declaration in all 50 states in response to the COVID-19 pandemic. As such, the PMIERs risk-based required asset charge for all newly delinquent loans nationwide (including those that go delinquent under a federal or private forbearance program) will be reduced by 70%.
Our PMIERs minimum risk-based required asset amount is also adjusted for our reinsurance transactions (as approved by the GSEs). Under our quota share reinsurance treaties, we receive credit for the PMIERs risk-based required asset amount on ceded RIF. As our gross PMIERs risk-based required asset amount on ceded RIF increases, our PMIERS credit for ceded RIF automatically increases as well (in an unlimited amount). Under our ILN transactions, we generally receive credit for the PMIERs risk-based required asset amount on ceded RIF to the extent such requirement is within the subordinated coverage (excess of loss detachment threshold) afforded by the transaction. We have structured our ILN transactions to be overcollateralized, such that there are more ILN notes outstanding and cash held in trust than we currently receive credit for under the PMIERs. To the extent our PMIERs risk-based required asset amount on RIF ceded under the ILN transactions grows, we receive increased PMIERs credit under the treaties. The increasing PMIERs credit we receive under the ILN treaties is further enhanced by their delinquency lockout triggers. In the event delinquencies exceed 4% of ceded RIF, the ILN notes stop amortizing and the cash held in trust is secured for our benefit. As the underlying RIF continues to run-off, this has the effect of increasing the overcollateralization within, and excess PMIERs capacity provided by, each ILN structure.
The following table provides detail on the level of overcollateralization of each of our ILN structures at March 31, 2020:

($ values in thousands)	2017 ILN Transaction	2018 ILN Transaction	2019 ILN Transaction
Ceded RIF	$3,087,267	$3,853,559	$5,044,194

Current First Layer Retained Loss	122,810	124,311	123,424
Current Reinsurance Coverage	46,990	174,340	259,047
Eligible Coverage	$169,800	$298,651	$382,471
Subordinated Coverage	5.50%	7.75%	7.50%

PMIERs Charge on Ceded RIF	5.20%	6.63%	6.89%
Overcollateralization	$19,522	$43,192	$35,138

Delinquency Trigger	4.0%	4.0%	4.0%
At March 31, 2020, we had an aggregate $98 million of overcollateralization available across our three ILN transactions to absorb an increase in the PMIERs risk-based required asset amount on ceded RIF. Assuming the 4% "delinquency lockout trigger" is activated in each deal and our underlying RIF continues to run-off at the same rate as it did during the month ended March 31, 2020, we estimate that our total overcollateralization would increase by up to $70 million per quarter.
Our PMIERs funding requirement will go up in future periods based on the volume and risk profile of our new business production, and performance of our in-force insurance portfolio. We estimate, however, that we will remain in compliance with our PMIERs asset requirements even if forbearance-driven default rates on our in-force portfolio materially exceed the current forbearance rates noted by Black Knight McDash for each of the GSEs and FHA/VA, given our $157 million excess available asset position at March 31, 2020, the nationwide applicability of the 70% FEMA-disaster haircut on newly delinquent policies, the increasing PMIERs relief automatically provided under each of our quota share and ILN treaties, and our expectation for declining new business funding requirements (with lower NIW volume coming through at incrementally higher credit quality).
NMIC is also subject to state regulatory minimum capital requirements based on its RIF. Formulations of this minimum capital vary by state, however, the most common measure allows for a maximum ratio of RIF to statutory capital (commonly referred to as “risk-to-capital” or “RTC”) of 25:1. The RTC calculation does not assess a different charge or impose a different threshold RTC limit based on the underlying risk characteristics of the insured portfolio. Non-performing loans are treated the same as performing loans under the RTC framework. As such, the PMIERs generally imposes a stricter financial requirement than the state RTC standard, and we expect this to remain the case in the aftermath of the COVID-19 outbreak.
Liquidity
We evaluate our liquidity position at both a holding company (NMIH) and primary operating subsidiary (NMIC) level. As of March 31, 2020, we had $1.2 billion of consolidated cash and investments, including $44 million of cash and investments at NMIH.
NMIH's principal liquidity demands include funds for the payment of (i) certain corporate expenses, (ii) certain reimbursable expenses of our insurance subsidiaries, including NMIC, and (iii) principal and interest as due on our outstanding debt. NMIH generates cash interest income on its investment portfolio and benefits from tax, expense-sharing and debt service agreements with its subsidiaries. Such agreements have been approved by the Wisconsin OCI and provide for the reimbursement of substantially all of NMIH's annual cash expenditures. While such agreements are subject to revocation by the Wisconsin OCI, we do not expect such action to be taken at this time. The Wisconsin OCI has refreshed its approval of the debt service agreement providing for the additional reimbursement by NMIC of interest expense due under our amended and upsized 2020 Revolving

Credit Facility. The Wisconsin OCI has also provided for the allocation of incremental holding company interest expenses to NMIC should we choose to pursue additional debt financing opportunities.
NMIH also has access to $100 million of undrawn revolving credit capacity under the 2020 Revolving Credit Facility and $16.1 million of aggregate ordinary course dividend capacity available from NMIC and Re One without the prior approval of the Wisconsin OCI. Amounts drawn under the 2020 Revolving Credit Facility are available as directed for NMIH needs or may be down-streamed to support the requirements of our operating subsidiaries if we so decide. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt."
NMIC's principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At March 31, 2020, NMIC had $1.1 billion of cash and investments, including $76 million of cash and equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions, and (iii) claims payments. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended March 31, 2020, NMIC generated $216 million of cash flow from operations and received an additional $252 million of cash flow on the maturity, sale and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC's principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC's only use of cash that develops along an unscheduled path is claims payments. Given the breadth and duration of forbearance programs available to borrowers, separate foreclosure moratoriums that have been enacted at a local, state and federal level, and the general duration of the default to foreclosure to claim cycle, we do not expect NMIC to pay meaningful cash claims in the near-term.
Premiums paid to NMIC on monthly policies are generally collected and remitted by loan servicers. We have noted the broad discussion about the liquidity challenges loan servicers may themselves face in the event of widespread borrower utilization of forbearance programs. We do not currently believe that loan servicer liquidity issues will have a material impact on NMIC's premium receipts or liquidity profile. Loan servicers are contractually obligated to advance mortgage insurance premiums in a timely manner, even if the underlying borrowers fail to remit their monthly mortgage payments. We believe the GSEs are considering options to continue remitting premiums to us (and other mortgage insurers) on delinquent loans in the event a loan servicer fails to fulfill its obligation, including directly advancing such mortgage insurance premiums and/or moving the servicing obligation to a more adequately funded loan servicer with the capacity to continue making premium payments.
Investment portfolio
At March 31, 2020, we had $1.1 billion of invested assets and $110 million of cash and equivalents. Our investment strategy equally prioritizes capital preservation alongside income generation, and we have a long-established investment policy that sets conservative limits for asset types, industry sectors, single issuers and instrument credit ratings. At March 31, 2020, our investment portfolio was comprised of 100% fixed income assets with 100% of our holdings rated investment grade and our portfolio having an average rating of "A+." At March 31, 2020, our portfolio was highly liquid and highly diversified with no Level 3 asset positions and no single issuer concentration greater than 1.5%. Despite the severe sell-off generally seen across the capital markets, our investment portfolio was in a $11 million aggregate unrealized gain position at quarter end. We may experience future fluctuation in the value of our investment holdings, but did not record any allowance for credit losses in the portfolio in the quarter-ended March 31, 2020, as we expect to recover the amortized cost basis of all securities held.
The pre-tax book yield on our investment portfolio was 3.0% for the three months ended March 31, 2020. We calculate book yield as annualized net investment income divided by the average amortized cost of the investment portfolio. Given the current interest rate environment and our focus on high-grade assets, the yield we are capturing on new investments is below that of the total portfolio. We expect our total portfolio yield will migrate down over time if this dynamic holds.
Taxes
The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. We continue to monitor the impact that the CARES Act may have on our business, financial condition and results of operations.

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
Premiums are generally fixed for the duration of our coverage of the underlying loans. Net premiums written are equal to gross premiums written minus ceded premiums written under our reinsurance arrangements, less premium refunds and premium write-offs. As a result, net premiums written are generally influenced by:
•NIW;
•premium rates and the mix of premium payment type, which are either single, monthly or annual premiums, as described below;
•cancellation rates of our insurance policies, which are impacted by payments or prepayments on mortgages, refinancings (which are affected by prevailing mortgage interest rates as compared to interest rates on loans underpinning our in force policies), levels of claim payments and home prices; and
•cession of premiums under third-party reinsurance arrangements.
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of March 31, 2020 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
The percentage of IIF that remains on our books after any 12-month period is defined as our persistency rate. Because our insurance premiums are earned over the life of a policy, higher persistency rates can have a significant impact on our net premiums earned and profitability. Generally, faster speeds of mortgage prepayment lead to lower persistency. Prepayment speeds and the relative mix of business between single and monthly premium policies also impact our profitability. Our premium rates include certain assumptions regarding repayment or prepayment speeds of the mortgages underlying our policies. Because premiums are paid at origination on single premium policies and our single premium policies are generally non-refundable on cancellation, assuming all other factors remain constant, if single premium loans are repaid earlier than expected, our profitability on these loans is likely to increase and, if loans are repaid slower than expected, our profitability on these loans is likely to decrease. By contrast, if monthly premium loans are repaid earlier than anticipated, we do not earn any more premium with respect to those loans and, unless we replace the repaid monthly premium loan with a new loan at the same premium rate or higher, our revenue is likely to decline.

        Effect of reinsurance on our results
We utilize third-party reinsurance to actively manage our risk, ensure compliance with PMIERs, state regulatory and other applicable capital requirements, and support the growth of our business. We currently have both quota share and excess-of-loss reinsurance agreements in place, which impact our results of operations and regulatory capital and PMIERs asset positions. Under a quota share reinsurance agreement, the reinsurer receives a premium in exchange for covering an agreed-upon portion of incurred losses. Such a quota share arrangement reduces premiums written and earned and also reduces RIF, providing capital relief us and reducing our incurred claims in accordance with the terms of the reinsurance agreement. In addition, reinsurers typically pay ceding commissions as part of quota share transactions, which offset our acquisition and underwriting expenses. Certain quota share agreements include profit commissions that are earned based on loss performance and serve to reduce ceded premiums. Under an excess-of-loss agreement, typically we are responsible for losses up to an agreed-upon threshold and the reinsurer then provides coverage in excess of such threshold up to a maximum agreed-upon limit. We expect to continue to evaluate reinsurance opportunities in the normal course of business.
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
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles generally decrease from the inception of each agreement over a 10-year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled. The respective outstanding reinsurance coverage amounts stop amortizing if certain credit enhancement or delinquency thresholds, as defined in each agreement are triggered, referred to as a lock-out feature. When a lock-out trigger is breached, the respective ILN notes stop amortizing and the assets held in trust are frozen for our benefit while the underlying risk continues to run-off.
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each of the ILN Transactions.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss
2017 ILN Transaction	May 2, 2017	1/1/2013 - 12/31/2016	$211,320	$46,990	$126,793	$122,810
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	264,545	174,340	125,312	124,311
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	259,047	123,424	123,424
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

Primary and pool IIF and NIW	As of and for the three months ended
	March 31, 2020		March 31, 2019
	IIF	NIW	IIF	NIW
	(In Millions)
Monthly	$81,347	$10,461	$55,995	$6,211
Single	17,147	836	17,239	702
Primary	98,494	11,297	73,234	6,913

Pool	2,487	—	2,838	—
Total	$100,981	$11,297	$76,072	$6,913
        For the three months ended March 31, 2020, primary NIW increased 63% compared to the three months ended March 31, 2019, primarily due to growth in our monthly policy production tied to increased penetration of existing customer accounts, new customer account activations and a larger mortgage insurance market. The increase also contributed to the growth in single premium policy production. For the three months ended March 31, 2020, monthly primary NIW increased 68% compared to the three months ended March 31, 2019.
        For the three months ended March 31, 2020, monthly premium polices accounted for 93% of our NIW. As of March 31, 2020, monthly premium policies accounted for 83% of our primary IIF, as compared to 76% at March 31, 2019. We expect the break-down of monthly premium policies and single premium policies (which we refer to as "mix") in our primary IIF will continue to trend toward an increased monthly mix over time given the composition of our NIW.
        Total IIF increased 33% as of March 31, 2020 compared to March 31, 2019, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of our in-force policies. Our persistency rate decreased to 71.7% at March 31, 2020 from 87.2% at March 31, 2019, reflecting the impact of increased refinancing activity tied to record low interest rates.

        The following table presents net premiums written and earned for the periods indicated.

Primary and pool premiums written and earned	For the three months ended
	March 31, 2020	March 31, 2019
	(In Thousands)
Net premiums written	$91,371	$71,923
Net premiums earned	98,717	73,868
        For the three months ended March 31, 2020, net premiums written and earned increased 27% and 34%, respectively, compared to the three months ended March 31, 2019. The increases in net premiums written and earned are primarily due to the growth of our IIF and increased monthly policy production, partially offset by increased cessions under the QSR Transactions tied to the growth of our direct premium volume and the inception of the 2019 ILN Transaction. Net premiums earned grew at an accelerated pace compared to net premiums written due to the amortization of unearned premiums and earnings on single premium policy cancellations, partially offset by new single premium policy originations.
        Pool premiums written and earned for the three months ended March 31, 2020 and 2019, were $0.7 million and $0.8 million before giving effect to the 2016 QSR Transaction, under which all of our written and earned pool premiums have been ceded. A portion of our ceded pool premiums earned are recouped through profit commission under the 2016 QSR Transaction.
Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	($ Values In Millions)
New insurance written	$11,297	$11,949	$14,100	$12,179	$6,913
Percentage of monthly premium	93%	93%	92%	91%	90%
Percentage of single premium	7%	7%	8%	9%	10%
New risk written	$2,897	$3,082	$3,651	$3,183	$1,799
Insurance-in-force (1)	98,494	94,754	89,713	81,708	73,234
Percentage of monthly premium	83%	81%	80%	78%	76%
Percentage of single premium	17%	19%	20%	22%	24%
Risk-in-force (1)	$25,192	$24,173	$22,810	$20,661	$18,373
Policies in force (count) (1)	376,852	366,039	350,395	324,876	297,232
Average loan size (1)	$0.261	$0.259	$0.256	$0.252	$0.246
Coverage percentage (2)	25.6%	25.5%	25.4%	25.3%	25.1%
Loans in default (count) (1)	1,449	1,448	1,230	1,028	940
Percentage of loans in default (1)	0.38%	0.40%	0.35%	0.32%	0.32%
Risk-in-force on defaulted loans (1)	$84	$84	$70	$58	$53
Average premium yield (3)	0.41%	0.41%	0.43%	0.43%	0.42%
Earnings from cancellations	$8.6	$8.0	$7.4	$4.5	$2.3
Annual persistency (4)	71.7%	76.8%	82.4%	86.0%	87.2%
Quarterly run-off (5)	8.0%	7.7%	7.5%	5.1%	3.3%
(1) Reported as of the end of the period.
(2) Calculated as end of period RIF divided by end of period IIF.
(3) Calculated as net premiums earned divided by average primary IIF for the period, annualized.
(4) Defined as the percentage of IIF that remains on our books after a given 12-month period.
(5) Defined as the percentage of IIF that is no longer on our books after a given three month period.

        The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	For the three months ended
	March 31, 2020	March 31, 2019
	(In Millions)
IIF, beginning of period	$94,754	$68,551
NIW	11,297	6,913
Cancellations, principal repayments and other reductions	(7,557)	(2,230)
IIF, end of period	$98,494	$73,234
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
        The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of March 31, 2020		As of March 31, 2019
	IIF	RIF	IIF	RIF
	(In Millions)
March 31, 2020	$11,236	$2,882	$—	$—
2019	39,485	10,259	6,872	1,789
2018	17,545	4,464	25,609	6,492
2017	13,656	3,398	18,353	4,514
2016	10,962	2,763	14,750	3,652
2015 and before	5,610	1,426	7,650	1,926
Total	$98,494	$25,192	$73,234	$18,373
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

Primary NIW by FICO	For the three months ended
	March 31, 2020	March 31, 2019
	(In Millions)
>= 760	$6,290	$3,057
740-759	1,615	1,224
720-739	1,579	1,044
700-719	1,038	792
680-699	565	553
<=679	210	243
Total	$11,297	$6,913
Weighted average FICO	757	749

Primary NIW by LTV	For the three months ended
	March 31, 2020	March 31, 2019
	(In Millions)
95.01% and above	$721	$569
90.01% to 95.00%	5,009	3,424
85.01% to 90.00%	4,082	2,241
85.00% and below	1,485	679
Total	$11,297	$6,913
Weighted average LTV	91.3%	92.2%

Primary NIW by purchase/refinance mix	For the three months ended
	March 31, 2020	March 31, 2019
	(In Millions)
Purchase	$7,991	$6,383
Refinance (1)	3,306	530
Total	$11,297	$6,913
(1) The amount of cash-out refinance loans insured in our portfolio was de minimis for the periods presented

The tables below present our total primary IIF and RIF by FICO and LTV and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of
	March 31, 2020		March 31, 2019
	($ Values In Millions)
>= 760	$47,340	48%	$33,902	46%
740-759	16,060	16	12,160	17
720-739	14,002	14	10,096	14
700-719	10,518	11	8,122	11
680-699	6,879	7	5,435	7
<=679	3,695	4	3,519	5
Total	$98,494	100%	$73,234	100%
Weighted average FICO	751		749

Primary RIF by FICO	As of
	March 31, 2020		March 31, 2019
	($ Values In Millions)
>= 760	$12,076	48%	$8,506	46%
740-759	4,121	16	3,076	17
720-739	3,626	14	2,550	14
700-719	2,696	11	2,036	11
680-699	1,760	7	1,357	7
<=679 (1)	913	4	848	5
Total	$25,192	100%	$18,373	100%
Weighted average FICO	751		749
(1) There were no loans with a FICO <=620 insured in our portfolio for the periods presented.

Primary IIF by LTV	As of
	March 31, 2020		March 31, 2019
	($ Values In Millions)
95.01% and above	$8,838	9%	$7,204	10%
90.01% to 95.00%	46,318	47	34,024	46
85.01% to 90.00%	31,729	32	22,208	30
85.00% and below	11,609	12	9,798	14
Total	$98,494	100%	$73,234	100%
Weighted average LTV	91.9%		91.9%

Primary RIF by LTV	As of
	March 31, 2020		March 31, 2019
	($ Values In Millions)
95.01% and above	$2,478	10%	$1,928	10%
90.01% to 95.00%	13,587	54	9,923	54
85.01% to 90.00%	7,767	31	5,384	30
85.00% and below	1,360	5	1,138	6
Total	$25,192	100%	$18,373	100%
Weighted average LTV	92.7%		92.7%

Primary RIF by Loan Type	As of
	March 31, 2020	March 31, 2019

Fixed	98%	98%
Adjustable rate mortgages
Less than five years	—	—
Five years and longer	2	2
Total (1)	100%	100%
(1) There were no interest-only mortgages insured in our portfolio for the periods presented.
The table below presents selected primary portfolio statistics, by book year, as of March 31, 2020.

	As of March 31, 2020
Book year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values in Millions)
2013	$162	$20	12%	655	115	—	1	0.2%	0.2%	—%
2014	3,451	747	22%	14,786	4,081	40	44	4.1%	0.6%	1.0%
2015	12,422	4,843	39%	52,548	23,277	158	97	3.0%	0.5%	0.7%
2016	21,187	10,962	52%	83,626	47,687	254	97	2.4%	0.4%	0.5%
2017	21,582	13,656	63%	85,897	59,356	441	53	3.4%	0.6%	0.7%
2018	27,295	17,545	64%	104,043	73,620	429	24	4.6%	0.4%	0.6%
2019	45,141	39,485	87%	148,423	133,291	127	—	2.3%	0.1%	0.1%
2020	11,297	11,236	99%	35,581	35,425	—	—	—%	—%	—%
Total	$142,537	$98,494		525,559	376,852	1,449	316
(1) Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.
(2) Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.
(3) Calculated as the number of loans in default divided by number of policies in force.

Geographic Dispersion
        The following table shows the distribution by state of our primary RIF as of the periods indicated. As of March 31, 2020, our RIF continues, although declining, to be relatively more concentrated in California, primarily as a result of the size of the California mortgage market relative to the rest of the country and the location and timing of our acquisition of new customers. The distribution of our primary RIF as of March 31, 2020 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of
	March 31, 2020	March 31, 2019
California	11.5%	12.7%
Texas	8.2	8.3
Florida	5.9	5.2
Virginia	5.3	5.0
Illinois	3.8	3.4
Arizona	3.7	4.8
Pennsylvania	3.7	3.6
Colorado	3.6	3.4
Michigan	3.4	3.6
Maryland	3.4	3.2
Total	52.5%	53.2%

        Insurance Claims and Claim Expenses
Insurance claims and claim expenses represent estimated future payments on newly defaulted insured loans and any change in our claim estimates for previously existing defaults. Claims and claim expenses are generally affected by a variety of factors, including the macroeconomic environment, national and regional unemployment trends, changes in housing values, borrower risk characteristics, LTV ratios and other loan level risk attributes, the size and type of loans insured, and the percentage of coverage on insured loans.
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
Based on our experience and industry data, we believe that claims incidence for mortgage insurance is generally highest in the third through sixth years after loan origination. As of March 31, 2020, approximately 81% of our primary IIF related to business written since March 31, 2017. Although the claims experience on our IIF to date has been modest, we expect incurred claims to increase as a greater amount of our existing insured portfolio reaches its anticipated period of highest claim frequency.
The actual claims we incur as our portfolio matures are difficult to predict and depend on the specific characteristics of our current in-force book (including the credit score and DTI of the borrower, the LTV ratio of the mortgage and geographic concentrations, among others), as well as the risk profile of new business we write in the future. In addition, claims experience will be affected by macroeconomic factors such as housing prices, interest rates, unemployment rates and other events, such as natural disasters.

        The following table provides a reconciliation of the beginning and ending reserve balances for primary insurance claims and claim expenses.

	For the three months ended
	March 31, 2020	March 31, 2019
	(In Thousands)
Beginning balance	$23,752	$12,811
Less reinsurance recoverables (1)	(4,939)	(3,001)
Beginning balance, net of reinsurance recoverables	18,813	9,810

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	7,558	3,909
Prior years (3)	(1,861)	(1,166)
Total claims and claim expenses incurred	5,697	2,743

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	—
Prior years (3)	1,224	694
Total claims and claim expenses paid	1,224	694

Reserve at end of period, net of reinsurance recoverables	23,286	11,859
Add reinsurance recoverables (1)	6,193	3,678
Ending balance	$29,479	$15,537
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

        The "claims incurred" section of the table above shows claims and claim expenses incurred on NODs for current and prior years, including IBNR reserves and is presented net of reinsurance. The amount of claims incurred for current year NODs represents the estimated amount to be ultimately paid on such loans in default. The decreases during the periods presented in reserves held for prior year defaults represent favorable development and are generally the result of NOD cures. We perform an ongoing analysis of recent loss development trends and may increase or decrease our original estimates as we gather additional information about individual defaults and claims and continue to observe and analyze loss development trends in our portfolio, including factors affected by the recent COVID-19 developments. Gross reserves of $19.9 million related to prior year defaults remained as of March 31, 2020.

        The following table provides a reconciliation of the beginning and ending count of loans in default.

	For the three months ended
	March 31, 2020	March 31, 2019
Beginning default inventory	1,448	877
Plus: new defaults	512	574
Less: cures	(475)	(474)
Less: claims paid	(34)	(37)
Less: claims denied	(2)	—
Ending default inventory	1,449	940
        The increase in the ending default inventory at March 31, 2020 compared to March 31, 2019, primarily relates to an increase in new defaults tied to the growth in the number of policies in force and the aging of our earlier book years. Our total policies in force were 376,852 and 297,232 for the three months ended March 31, 2020 and March 31, 2019, respectively. The increase in new defaults was partially offset by cure activity on our beginning NOD population.
        The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions, for the periods indicated.

	For the three months ended
	March 31, 2020	March 31, 2019
	($ In Thousands)
Number of claims paid (1)	34	37
Total amount paid for claims	$1,503	$926
Average amount paid per claim	$44	$25
Severity (2)	83%	64%
(1) Count includes one claim settled without payment for the three months ended March 31, 2020, and three claims settled without payment for the three months ended March 31, 2019.
(2) Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.

         The number of claims paid for the three months ended March 31, 2020 decreased compared to the three months ended March 31, 2019, primarily due to the timing of when claims were received and paid in respect to respective period end. Our claims severity for the three months ended March 31, 2020 was 83%, compared to 64% for the three months ended March 31, 2019. The increase in claims severity for the three months ended March 31, 2020 can be attributed to fewer claims settled with zero payment compared to the three months ended March 31, 2019.
        The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated.

Average reserve per default:	As of March 31, 2020	As of March 31, 2019
	(In Thousands)
Case (1)	$18	$15
IBNR(2)	2	2
Total	$20	$17
(1) Defined as the gross reserve per insured loan in default.
(2) Amount includes claims adjustment expenses.

        The average reserve per default at March 31, 2020 increased from March 31, 2019, primarily tied to an increase in claim rates resulting from updates to key assumptions as a result of COVID-19 and the aging our NOD population.

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
        By April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. We certified to the GSEs by April 15, 2020 that NMIC was in full compliance with the PMIERs as of December 31, 2019. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of a failure to meet one or more of the PMIERs requirements. We continuously monitor NMIC's compliance with the PMIERs.
 The following table provides a comparison of the PMIERs available assets and risk-based required asset amount as reported by NMIC as of the dates indicated.

	As of
	March 31, 2020	March 31, 2019
	(In Thousands)
Available assets	$1,069,695	$817,758
Risk-based required assets	912,321	607,325
Available assets were $1,070 million at March 31, 2020, compared to $818 million at March 31, 2019. The increase in Available assets of $252 million was primarily driven by our positive cash flow from operations in the intervening periods.
The increase in the risk-based required asset amount was due to the growth of our gross RIF, partially offset by the increased cession of risk under our third-party reinsurance agreements. The risk-based required asset amount further increased in 2020 as a result of the termination of our engagement with and the recapture of previously ceded primary RIF from one reinsurer under the 2016 QSR Transaction effective April 1, 2019.

LIBOR Transition
In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021, which is expected to render these widely used reference rates unavailable or unreliable. We have exposure to LIBOR-based financial instruments, such as LIBOR-based securities held in our investment portfolio. The 2018 Term Loan, 2020 Revolving Credit Facility, and premiums paid on our ILN Transactions are also LIBOR-based. We are in the process of reviewing our LIBOR-based contracts that extend beyond 2021 and transitioning to a set of alternative reference rates. We will continue to monitor, assess and plan for the phase out of LIBOR; however, we currently do not know the impact it will have to our operations or financial results.

Capital Position of Our Insurance Subsidiaries and Financial Strength Ratings
In addition to GSE-imposed asset requirements, NMIC is subject to state regulatory minimum capital requirements based on its RIF. While formulations of this minimum capital may vary by jurisdiction, the most common measure allows for a maximum permitted RTC ratio of 25:1.
As of March 31, 2020, NMIC's performing primary RIF, net of reinsurance, was approximately $17.9 billion. NMIC ceded 100% of its pool RIF pursuant to the 2016 QSR Transaction. Based on NMIC's total statutory capital of $1.0 billion (including contingency reserves) as of March 31, 2020, NMIC's RTC ratio was 17.7:1. Re One had total statutory capital of $36 million as of March 31, 2020, and a RTC ratio of 1.3:1. We continuously monitor our compliance with state capital requirements.
In October 2019, Moody's Investors Service (Moody's) upgraded its financial strength rating of NMIC from "Baa3" to "Baa2" and upgraded its rating of NMIH's $150 million senior secured 2018 Term Loan and 2018 Revolving Credit Facility from "Ba3" to "Ba2". The outlook for Moody's ratings is stable. In June 2019, S&P upgraded its financial strength and long-term counter-party credit ratings of NMIC from "BBB-" to "BBB" and upgraded its long-term counter-party credit rating of NMIH from "BB-" to "BB". In March 2020, the S&P updated its outlook from stable to negative for the mortgage insurance sector, including NMIH.

Information and Technology Support Function
Effective March 31, 2020, we entered into a services agreement to outsource our IT support and expertise functions to Tata Consultancy Services (TCS). The agreement provides for TCS to provide critical IT services over a seven-year period including such functions as application development and support, infrastructure support, information security, transition and transformation. We expect this engagement will allow us to continue our strategy to provide innovative development and IT optimization, as the business and industry continues to evolve, while realizing cost efficiencies by leveraging TCS's resources and operating model. As a result of this agreement, the majority of our IT employees will become employees of TCS during the second quarter of 2020, with guaranteed continued employment for a 12-month period effective from the date of transition. If we were to terminate the services agreement with TCS at any point before that 12-month period has expired, we would be obligated to rehire the affected employees for the remainder of their guaranteed employment period. In addition, the agreement provides that we may terminate it at any time with 120 days' notice, subject to our payment of a termination fee as specified in the agreement.

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

Consolidated Results of Operations

Consolidated statements of operations	Three months ended
	March 31, 2020		March 31, 2019
Revenues	($ in thousands, except for per share data)
Net premiums earned	$98,717		$73,868
Net investment income	8,104		7,383
Net realized investment losses	(72)		(187)
Other revenues	900		42
Total revenues	107,649		81,106
Expenses
Insurance claims and claim expenses	5,697		2,743
Underwriting and operating expenses(1)	32,277		30,800
Service expenses(1)	734		49
Interest expense	2,744		3,061
(Gain) loss from change in fair value of warrant liability	(5,959)		5,479
Total expenses	35,493		42,132

Income before income taxes	72,156		38,974
Income tax expense	13,885		6,075
Net income	$58,271		$32,899

Earnings per share - Basic	$0.85		$0.49
Earnings per share - Diluted	$0.74	(2)	$0.48

Loss ratio(3)	5.8%		3.7%
Expense ratio(4)	32.7%		41.7%
Combined ratio	38.5%		45.4%

	The months ended
Non-GAAP financial measures (5)	March 31, 2020	March 31, 2019
Adjusted income before tax	$66,743	$44,640
Adjusted net income	52,743	38,526
Adjusted diluted EPS	0.75	0.56

(1) Certain "Underwriting and operating expenses" have been reclassified as "Service expenses" in prior periods.
(2) Diluted net income for the quarter ended March 31, 2020 excludes the impact of the warrant fair value change as it was anti-dilutive. For March 31, 2019, diluted net income equals reported net income as the impact of the warrant fair value change was dilutive.
(3) Loss ratio is calculated by dividing the provision for insurance claims and claim expenses by net premiums earned.
(4) Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.
(5) See "Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures," below.

Revenues
        Net premiums earned were $98.7 million and $73.9 million for the three months ended March 31, 2020 and March 31, 2019, respectively. Net premiums earned increased $24.8 million or 34% three months ended March 31, 2020 primarily due to the growth of our IIF, a rise in monthly policy production and higher single premium policy cancellations, partially offset by incremental cessions under the QSR Transactions tied to the growth of our direct premium volume and the inception of the 2019 ILN Transaction.

        Net investment income was $8.1 million and $7.4 million for the three months ended March 31, 2020 and March 31, 2019, respectively. The increase was driven by an increase in the size of our total investment portfolio.
        Other revenues were $0.9 million and $42 thousand for the three months ended March 31, 2020 and March 31, 2019, respectively. Other revenues represent underwriting fee revenue from our subsidiary, NMIS, which provides outsourced loan review services to mortgage loan originators. The growth in other revenues for the three months ended relates to an increase in NMIS' outsourced loan review volume. Amounts recognized in other revenues generally correspond with amounts incurred as service expenses for outsourced loan review activities in the same periods.
Expenses
We recognize insurance claims and claim expenses in connection with the loss experience of our insured portfolio and incur other underwriting and operating expenses, including employee compensation and benefits, policy acquisition costs, and technology, professional services and facilities expenses, in connection with the development and operation of our business. We also incur service expenses in connection with NMIS' outsourced loan review activities.
Insurance claims and claim expenses increased $3.0 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019 primarily due to an increase in new defaults tied to the growth in the number of policies in force and the aging of our earlier book years, and an increase in our average reserve per default primarily due to an increase in claim rates resulting from updates to certain assumptions as a result of COVID-19 and the aging of our NOD population. This was partially offset by cure activity on the beginning NOD population.
        Underwriting and operating expenses increased $1.5 million or 5% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase relates to an increase in underwriting and operating expenses associated with the growth in policy volume, as well as increased headcount to support the growth of our business. We incurred $0.5 million of underwriting and operating expenses during the three months ended March 31, 2020 related to capital market transaction costs
Service expenses were $0.7 million and $49 thousand for the three months ended March 31, 2020 and March 31, 2019, respectively. Service expenses represent third-party costs incurred by NMIS in connection with the services it provides. The growth in service expenses for the quarter ended March 31, 2020 relates to an increase in NMIS' outsourced loan review volume. Amounts incurred as service expenses generally correspond with amounts recognized in other revenues in the same periods.
        Interest expense was $2.7 million for the three months ended March 31, 2020 compared to $3.1 million for the three months ended March 31, 2019. Interest expense for the three months ended March 31, 2020 benefited from a lower LIBOR indexed to the 2018 term loan compared to the three months ended March 31, 2019. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt."
        Income tax expense was $13.9 million for the three months ended March 31, 2020 compared to $6.1 million for the three months ended March 31, 2019. Income tax expense increased due to the growth in our pre-tax income. We are subject to a 21% statutory U.S. federal corporate income tax rate. Our effective tax rate on our pre-tax income was 19.2% for the three months ended March 31, 2020 compared to 15.6% for the three months ended March 31, 2019. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year. Our effective tax rates for the three months ended March 31, 2020 and 2019 reflect the discrete tax effects of the vesting of RSUs and exercise of options, and the change in fair value of our warrant liability in each period. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
Net Income
        Net income was $58.3 million for the three months ended March 31, 2020 compared to $32.9 million for the three months ended March 31, 2019. The increase in net income can be attributed by an increase in revenues and gain from change in fair value of warrant liability for the three months ended March 31, 2020, compared to a loss from change in fair value of warrant liability for the three months ended March 31, 2019. This was partially offset by increased underwriting expenses and insurance claims and claim expenses. Adjusted net income was $52.7 million for the three months ended March 31, 2020, compared to $38.5 million for the three months ended March 31, 2019. The increase in adjusted net income for the three months ended March 31, 2020 was driven by growth in total revenues, partially offset by increased underwriting expenses and insurance claims and claim expenses. The gain/loss from change in fair value of warrant liability was excluded from adjusted net income in both periods presented.

        Diluted EPS was $0.74 for the three months ended March 31, 2020 compared to $0.48 for the three months ended March 31, 2019. Adjusted diluted EPS was $0.75 for the three months ended March 31, 2020, compared to $0.56 for the three months ended March 31, 2019. The increases in diluted EPS and adjusted diluted EPS for the three months ended March 31, 2020, were driven by growth in net income and adjusted net income, partially offset by an increase in weighted average diluted shares outstanding.
The non-GAAP financial measures adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the three months ended March 31,
	2020	2019
As reported	($ in thousands, except for per share data)
Income before income taxes	$72,156	$38,974
Income tax expense	13,885	6,075
Net income	$58,271	$32,899

Adjustments
Net realized investment losses	72	187
(Gain) loss from change in fair value warrant liability	(5,959)	5,479
Capital market transaction costs	474	—
Adjusted income before tax	66,743	44,640

Income tax expense on adjustments	115	39
Adjusted net income	$52,743	$38,526

Weighted average diluted shares outstanding	70,401	68,996
Adjusted diluted EPS	$0.75	$0.56
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
•Change in fair value of warrant liability. Outstanding warrants at the end of each reporting period are revalued, and any change in fair value is reported in the statement of operations in the period in which the change occurred. The change in fair value of our warrant liability can vary significantly across periods and is influenced principally by equity market and general economic factors that do not impact or reflect our current period operating results. We believe trends in our operating performance can be more clearly identified by excluding fluctuations related to the change in fair value of our warrant liability.
•Capital markets transaction costs. Capital markets transaction costs result from activities that are undertaken to improve our debt profile or enhance our capital position through activities such as debt refinancing and capital markets reinsurance transactions that may vary in their size and timing due to factors such as market opportunities, tax and capital profile, and overall market cycles.
•Net realized investment gains and losses. The recognition of the net realized investment gains or losses can vary significantly across periods as the timing is highly discretionary and is influenced by factors such as market opportunities, tax and capital profile, and overall market cycles that do not reflect our current period operating results.
•Infrequent or unusual non-operating items. Items that are the result of unforeseen or uncommon events, which occur separately from operating earnings and are not expected to recur in the future. Identification and exclusion of these items provides clarity about the impact special or rare occurrences may have on our current financial performance. Past adjustments under this category include the effects of the release of the valuation allowance recorded against our net federal and certain state net deferred tax assets in 2016 and the re-measurement of our net deferred tax assets in connection with tax reform in 2017. We believe such items are non-recurring in nature, are not part of our primary operating activities and do not reflect our current period operating results.

Consolidated balance sheets	March 31, 2020	December 31, 2019
	(In Thousands)
Total investment portfolio	$1,070,072	$1,140,940
Cash and cash equivalents	109,821	41,089
Premiums receivable	46,872	46,085
Deferred policy acquisition costs, net	62,634	59,972
Software and equipment, net	25,667	26,096
Prepaid reinsurance premiums	13,100	15,488
Other assets	59,661	35,148
Total assets	$1,387,827	$1,364,818
Term loan	$145,521	$145,764
Unearned premiums	126,908	136,642
Accounts payable and accrued expenses	20,745	39,904
Reserve for insurance claims and claim expenses	29,479	23,752
Reinsurance funds withheld	12,735	14,310
Warrant liability	1,461	7,641
Deferred tax liability, net	66,831	56,360
Other liabilities	9,257	10,025
Total liabilities	412,937	434,398
Total shareholders' equity	974,890	930,420
Total liabilities and shareholders' equity	$1,387,827	$1,364,818
        As of March 31, 2020, we had $1.2 billion in cash and investments, including $43.7 million held by NMIH. The decrease in investments from December 31, 2019 is attributed to increases in our unrealized loss positions caused by market-wide widening of credit spreads as a result of the COVID-19 pandemic and a temporary pause on reinvestment activities. The increase in cash from December 31, 2019 was due increased cash generated from operations and a pause on reinvestment activities.
        Net deferred policy acquisition costs were $62.6 million as of March 31, 2020, compared to $60.0 million as of December 31, 2019. The increase was primarily driven by growth in the number of policies written during the period and the deferral of certain costs associated with the origination of those policies, partially offset by the amortization of previously deferred acquisition costs.
        Prepaid reinsurance premiums were $13.1 million as of March 31, 2020, compared to $15.5 million as of December 31, 2019. Prepaid reinsurance premiums, which represent the unearned premiums on single premium policies ceded under the 2016 QSR Transaction, decreased due to the termination of our engagement with one reinsurer under the 2016 QSR Transaction and the continued amortization of previously ceded unearned premiums.
        Other assets increased to $59.7 million as of March 31, 2020 from $35.1 million as of December 31, 2019. Other assets as of March 31, 2020 includes unsettled trade receivables of $21.4 million from sales of certain investment securities, as well as the capitalization of $0.8 million of deferred debt issuance costs incurred in connection with the 2020 Revolving Credit Facility.
        Unearned premiums decreased from $136.6 million as of December 31, 2019 to $126.9 million as of March 31, 2020, primarily due to the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies and the cancellation of other single premium policies, partially offset by single premium policy originations during the three months ended March 31, 2020.
        Accounts payable and accrued expenses decreased from $39.9 million as of December 31, 2019 to $20.7 million as of March 31, 2020, primarily due to the payment of an unsettled trade payable related to the purchase of investment securities at year end 2019 and settlement of previously accrued compensation during the three months ended March 31, 2020.
        Reserve for insurance claims and claim expenses increased from $23.8 million as of December 31, 2019 to $29.5 million as of March 31, 2020, primarily due to an increase in NODs tied to the growth in the number of policies in force and the aging of our earlier book years, and an increase in our average reserve per default tied to an increase an increase claim rates due to updates to certain assumptions as a result of COVID-19 and the aging of our NOD population. This was partially offset by the release of prior year reserves primarily tied to NOD cures. See "- Insurance Claims and Claim Expenses," above for further details.
        Reinsurance funds withheld was $12.7 million as of March 31, 2020, representing the net of our ceded reinsurance premiums written, less our profit and ceding commission receivables related to the 2016 QSR Transaction. The decrease in reinsurance funds withheld of $1.6 million from December 31, 2019, relates to the termination of our engagement with one reinsurer under the 2016 QSR Transaction and the continued decline in ceded premiums written on single premium policies, due to the end of the reinsurance coverage period for new business under the 2016 QSR Transaction at December 31, 2017. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance."
        Warrant liability decreased from $7.6 million at December 31, 2019 to $1.5 million at March 31, 2020, primarily due to a decrease in our stock price. For further information regarding the valuation of our warrant liability and its impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 3, Fair Value of Financial Instruments."
        Net deferred tax liability increased from $56.4 million as of December 31, 2019 to $66.8 million as of March 31, 2020, primarily due an increase in the claimed deductibility of our statutory contingency reserve. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Consolidated cash flows	For the three months ended March 31,
	2020	2019
Net cash provided by (used in):	(In Thousands)
Operating activities	$47,852	$28,279
Investing activities	25,783	(11,977)
Financing activities	(4,903)	(1,835)
Net increase in cash and cash equivalents	$68,732	$14,467
Net cash provided by operating activities was $47.9 million for the three months ended March 31, 2020, compared to $28.3 million for the three months ended March 31, 2019. The increases in cash generated from operating activities for the three months ended March 31, 2020, was primarily driven by growth in premiums written and investment income, partially offset by increased operating expenses and growth in claims paid tied to the growth and aging of our insured portfolio.
Cash provided by investing activities for the three months ended March 31, 2020 represent the net cash proceeds from maturities of fixed maturities and the sales of short-term investments partially offset by purchases. As a result of the COVID-19 pandemic we paused reinvestment activities to bolster liquidity. Cash used in investment activities for the three months ended March 31, 2019 was driven by the purchase of fixed and short-term maturities during those periods.
Cash used in financing activities was $4.9 million for the three months ended March 31, 2020, compared to cash used in activities of $1.8 million for the three months ended March 31, 2019. The cash used in financing activities primarily relates to taxes paid on the net share settlement of equity awards for certain employees. The cash used in financing activities for the three months ended March 31, 2020 also includes cash paid for debt issuance costs in connection with the 2020 Revolving Credit Facility.

Holding Company Liquidity and Capital Resources
NMIH serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. NMIH's principal liquidity demands include funds for: (i) payment of certain corporate expenses; (ii) payment of certain reimbursable expenses of its insurance subsidiaries; (iii) payment of principal and interest related to the 2018 Term Loan and 2020 Revolving Credit Facility; (iv) tax payments to the Internal Revenue Service; (v) capital support for its subsidiaries; and (vi) payment of dividends, if any, on its common stock. NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware law provides that dividends are only payable out of a corporation's surplus or recent net profits (subject to certain limitations).
As of March 31, 2020, NMIH had $43.7 million of cash and investments. NMIH's principal source of net cash is investment income. NMIH also has access to $100 million of undrawn revolving credit capacity under the 2020 Revolving Credit Facility. NMIC and Re One have the capacity to pay aggregate ordinary dividends of $16.1 million to NMIH during the 12-month period ending December 31, 2020.
NMIH has entered into tax and expense-sharing agreements with its subsidiaries which have been approved by the Wisconsin OCI. With the Wisconsin OCI's approval, NMIH began allocating the interest expense on the 2015 Term Loan to NMIC in the first quarter of 2017, consistent with the benefits NMIC received when NMIH contributed the loan proceeds to NMIC. NMIH received similar approval from the Wisconsin OCI to allocate interest expense to NMIC on the 2018 Term Loan and 2020 Revolving Credit Facility. Such approvals may be changed or revoked at any time.
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
On March 20, 2020, we amended the 2018 Revolving Credit Facility, increasing the borrowing capacity under the facility to $100 million, extending the maturity date to February 22, 2023, and reducing the interest cost related to both undrawn commitments and drawn borrowings under the facility. Borrowings under the 2020 Revolving Credit Facility accrue interest at a variable rate equal to, at our discretion, based on the applicable corporate credit rating at the time, (i) a base rate (as defined in the 2018 Credit Agreement, subject to a floor of 1.00% per annum) plus a margin of 0.375% to 1.875% per annum, which is reduced from a margin of 1.00% to 2.50% prior to the amendment, or (ii) the Eurodollar Rate (subject to a floor of 0.00% per annum) plus a margin of 1.375% to 2.875% per annum, which is reduced from a margin of 2.00% to 3.50% prior to the amendment. As of March 31, 2020, no borrowings had been made under the 2020 Revolving Credit Facility. The 2020 Revolving Credit Facility also requires us to pay a quarterly commitment fee on the average daily undrawn amount, which ranges from 0.175% to 0.525%, reduced from ranges of 0.30% to 0.60% prior to the amendment, based on the applicable corporate credit rating at the time.
        We are subject to certain covenants under the 2018 Term Loan and 2020 Revolving Credit Facility. Under the 2018 Term Loan (and as defined in the 2018 Credit Agreement), we are subject a maximum debt-to-total capitalization ratio of 35%. Under the 2020 Revolving Credit Facility (and as defined in the 2018 Credit Agreement), we are subject to a maximum debt-to-total capitalization ratio of 35%, a minimum liquidity requirement, compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and minimum consolidated net worth and statutory capital requirements. We were in compliance with all covenants as of March 31, 2020. Subsequent to the close of the quarter, we secured a further amendment to our 2020 Revolving Credit Facility to permit us to issue up to $400 million of senior debt alongside the facility, and we secured expanded approval from the Wisconsin OCI to allocate incremental holding company interest expenses to NMIC should we choose to pursue additional debt financing opportunities and downstream proceeds to support our operating businesses. We periodically review incremental financing opportunities and we may choose to use the flexibility afforded under the amendment in future periods.

Consolidated Investment Portfolio
        The primary objectives of our investment activity are to preserve capital and generate investment income, while maintaining sufficient liquidity to cover our operating needs. We aim to achieve diversification by type, quality, maturity, and industry. We have adopted an investment policy that defines, among other things, eligible and ineligible investments; concentration limits for asset types, industry sectors, single issuers, and certain credit ratings; and benchmarks for asset duration.
        Our investment portfolio is entirely comprised of fixed maturity investments. As of March 31, 2020, the fair value of our investment portfolio was $1.1 billion. We also had an additional $109.8 million of cash and equivalents as of March 31, 2020. Pre-tax book yield on the investment portfolio for the three months ended March 31, 2020 was 3.0%. The book yield is calculated as period-to-date net investment income divided by average amortized cost of the investment portfolio. Yield on the investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our investment portfolio and other factors.
        The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	March 31, 2020	December 31, 2019
Corporate debt securities	54%	58%
Municipal debt securities	17	16
Asset-backed securities	15	15
Cash, cash equivalents, and short-term investments	10	7
U.S. treasury securities and obligations of U.S. government agencies	4	4
Total	100%	100%

Investment portfolio ratings at fair value (1)	March 31, 2020	December 31, 2019
AAA	23%	20%
AA(2)	19	19
A(2)	46	47
BBB(2)	12	14
Total	100%	100%
(1) Excluding certain operating cash accounts.
(2) Includes +/– ratings.

        Our investments are rated by one or more nationally recognized statistical rating organizations. If two or more ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Investment Securities - Allowance for credit losses
As of March 31, 2020, we did not recognize an allowance of credit losses on our investment portfolio. The increase in securities in an unrealized loss position as of March 31, 2020 can be attributed to a wide widening of credit spreads and surging demand for liquidity across the broader markets, partially offset by interest rate movements since the purchase date. We expect to recover the amortized cost basis of these securities based on our estimate of the amount and timing of cash flows to be collected.
For the three months ended March 31, 2019, we recognized a $0.4 million OTTI loss in earnings related to the planned sale of a security in a loss position in April 2019. There were no credit losses recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income (loss) for the three months ended March 31, 2019.

Off-Balance Sheet Arrangements and Contractual Obligations
We had no material off-balance sheet arrangements as of March 31, 2020. In connection with the ILN Transactions, we have certain future contractual commitments to the Oaktown Re Vehicles (special purpose variable interest entities that are not consolidated in our financial results). See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 1. Organization, Basis of Presentation and Summary of Accounting Principles."
We entered into a services agreement to outsource our IT support and expertise functions to TCS, effective March 31, 2020. See "- Information and Technology Support Function," above for more information.

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
We believe that the assumptions and estimates associated with revenue recognition, our investment portfolio, deferred policy acquisition costs, premium deficiency reserves, and reserves for insurance claims and claim expenses have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates. There have not been any material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2019 10-K.

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
        We manage market risk via a defined investment policy implemented by our treasury function with oversight from our Board of Director's Risk Committee. Important drivers of our market risk exposure monitored and managed by us include but are not limited to:
•Changes to the level of interest rates. Increasing interest rates may reduce the value of certain fixed-rate bonds held in the investment portfolio. Higher rates may cause variable rate assets to generate additional income. Decreasing rates will have the reverse impact. Significant changes in interest rates can also affect persistency and claim rates of our insurance portfolio, and as a result we may determine that our investment portfolio needs to be restructured to better align it with future liabilities and claim payments. Such restructuring may cause investments to be liquidated when market conditions are adverse. Additionally, the changes in Eurodollar based interest rates affect the interest expense related to the Company's debt.
•Changes to the term structure of interest rates. Rising or falling rates typically change by different amounts along the yield curve. These changes may have unforeseen impacts on the value of certain assets.
•Market volatility/changes in the real or perceived credit quality of investments. Deterioration in the quality of investments, identified through changes to our own or third party (e.g., rating agency) assessments, will reduce the value and potentially the liquidity of investments.
•Concentration Risk. If the investment portfolio is highly concentrated in one asset, or in multiple assets whose values are highly correlated, the value of the total portfolio may be greatly affected by the change in value of just one asset or a group of highly correlated assets.
•Prepayment Risk. Bonds may have call provisions that permit debtors to repay prior to maturity when it is to their advantage. This typically occurs when rates fall below the interest rate of the debt.
        The carrying value of our investment portfolio as of March 31, 2020 and December 31, 2019 was $1.1 billion and $1.1 billion, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
        As of March 31, 2020, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.40 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.40% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 3.71 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.71% in fair value of our fixed income portfolio.
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
        Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2020 pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
        Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Item 1A. Risk Factors
        Risk factors that affect our business and financial results are discussed in Part I, Item 1A of our 2019 10-K. As of the date of this report, other than as included below, we are not aware of any material changes in our risk factors from the risk factors disclosed in our 2019 10-K. You should carefully consider the risks and uncertainties described herein and in our 2019 10-K, which have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The risks described herein and in our 2019 10-K are not the only risks we face, as there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial which may in the future adversely affect our business, financial condition and/or operating results.
The recent COVID-19 outbreak could materially adversely affect our business, results of operations and financial condition.

Due to the unprecedented and rapidly changing social and economic impacts associated with the COVID-19 pandemic on the U.S. and global economies generally, and in particular on the U.S. housing, real estate, housing finance, and mortgage insurance markets, we are closely monitoring developments related to the COVID-19 pandemic to assess its impact on our business. Currently, COVID-19 is having a major impact on nearly every sector of the U.S. economy, including construction, public and private infrastructures, financial services, hospitality industries, manufacturing, travel, trade, tourism, the healthcare system, food supply, consumption and overall economic output, and on the financial, capital and credit markets.
As a result of the COVID-19 pandemic, the U.S. federal government and certain U.S. states have adopted various social distancing measures and have ordered businesses closed or have placed material restrictions on operations. This has resulted in widespread travel restrictions and many businesses are not currently operating or are operating at significantly reduced levels.
Due to the outbreak of the COVID-19 pandemic, there have been a number of governmental and GSE efforts to implement programs to assist individuals and businesses impacted by the virus. The GSEs, the primary purchasers of mortgages we insure, have adopted certain measures to assist borrowers impacted by COVID-19. On March 18, 2020, the GSEs announced suspension of foreclosures and evictions for at least 60 days. Similarly, earlier in March 2020, the GSEs announced that they would provide payment forbearance to borrowers impacted by COVID-19, allowing for mortgage payments to be suspended for up to 12 months due to hardship caused by COVID-19.
On March 27, 2020, the U.S. Congress enacted the CARES Act. Among many other things, the CARES Act suspends foreclosures and evictions for at least 60 days from March 18, 2020, on mortgages purchased or securitized by the GSEs. In addition, the CARES Act enacts into law a requirement to provide payment forbearance on such mortgages to borrowers experiencing a hardship during the COVID-19 emergency. Forbearance under the CARES Act allows for a mortgage payment to be suspended for up to 360 days due to hardship caused by COVID-19. The CARES Act also provides for enhanced unemployment benefits, direct aid to individuals in the form of refundable tax credit rebates and increased flexibility under retirement plans.
Due to the evolving and highly uncertain nature of this crisis, it is too soon to fully assess or predict the ultimate impact COVID-19 will have on the markets in which we operate, but we believe it will be material and could adversely affect our business, operations and financial condition. We are currently unable to estimate precisely the magnitude of the impact that the pandemic will ultimately have on our business, operations and financial condition. We believe there are or will be a range of adverse effects on our markets, customers and new business, revenues, loss development and related impacts to our capital needs, employee health and productivity, investment portfolio performance, and ability to access capital and reinsurance markets if we need to. In turn, these impacts may cause changes, which also cannot be precisely determined at this time, to our estimates of future earnings and other guidance we have provided to the markets.
In particular, we believe we will experience the following impacts, among others:
•Efforts to mitigate the pandemic, including government-mandated business shutdowns, requests or orders for employees to work remotely, and other social distancing measures could adversely impact our ability to continue to conduct our business. Although we have been able to continue operations under our business continuity program, the spread of COVID-19 could negatively impact a significant number of our employees and the availability of key personnel necessary to conduct our business activities. Such a spread or outbreak could also negatively impact the business and operations of our customers and critical third-party service providers. Further, extreme market volatility may leave us unable to react to market events in a manner consistent with our historical practices in dealing with more orderly markets.
•We expect that the COVID-19 pandemic, including COVID-19-related illnesses and initiatives taken to reduce the transmission of COVID-19, will affect the number of new mortgages available for us to insure. Our NIW volume and future revenues are significantly dependent on the volume of high-LTV loan originations. If there is a significant decline in our NIW, our future revenue could be negatively impacted.
•Mortgage delinquencies are typically affected by a variety of factors, including illness, death, unemployment and other life events, among others. In the current environment, if borrowers take advantage of the wide-spread availability of forbearance programs, we are likely to experience a significant increase in forbearance-related delinquencies on our insured loans. While there are efforts underway to combat the spread and severity of COVID-19 and the related economic impacts, these measures may be ineffective in mitigating the spike in NODs we expect to receive as a direct result of illness or economic hardship that may arise from COVID-19.
•While the forbearance programs currently in place are designed to provide bridge assistance to borrowers experiencing hardship so that they may continue to pay their mortgages in the future, when we receive a NOD on an insured loan, including one arising from a COVID-19 forbearance, we would include such loan in our default population for the purposes of setting loss reserves. In addition, PMIERs generally require us to treat such loans as non-performing, which then increases the capital we are required to hold. Non-performing loans that have missed two or more payments are generally assessed a significantly higher capital charge than performing loans. Although loans under a COVID-19 forbearance may not be reported as delinquent for credit reporting purposes, it is unclear how the GSEs will treat such loans for purposes of satisfying PMIERs financial requirements. If the loans are considered delinquent for the purposes of PMIERs, it is unclear how the GSEs will calculate the additional minimum required assets associated with delinquent mortgages that are subject to COVID-19 forbearances. PMIERs currently provides for a discount factor based on FEMA declared disasters. The GSEs added these provisions in 2018 in response to hurricane disaster experiences; however, PMIERs does not limit its application to hurricane disasters. FEMA has made a Major Disaster Declaration in all 50 states in response to the COVID-19 pandemic. Our application of these PMIERs provisions to loans with COVID-19 forbearances are in part based on our subjective interpretations, which may be different than how the GSEs intend to address asset requirements for loans impacted by COVID-19-related defaults. There is a risk that the GSEs or FHFA may disagree with our interpretation or application of PMIERs financial requirements, which may require material changes to the assets we are required to hold. The impact to our capital needs and incurred losses could be material and adversely impact our NIW opportunity and our business, results of operations and financial condition.
Whether delinquencies ultimately result in claims will depend on a variety of factors, including the number of NODs received as a result of the COVID-19 pandemic, the length of the crisis and ultimate success of forbearance, government stimulus and other initiatives put in place to assist homeowners with curing their delinquencies. Due to the inherent uncertainty and significant judgment involved in our assumptions when we establish loss estimates, they may turn out to be materially inaccurate and we can provide no assurance that actual claims paid by us, if any, with respect to NODs arising from the pandemic will not be substantially more than the reserves we establish for such NODs.

•Our master policies require insureds to file a claim no later than 60-days after completion of a foreclosure, and in connection with the claim, the insured is generally entitled to include in the claim amount (i) interest (capped at three years) and (ii) certain advances, each as incurred through the date the claim is filed. Under our master policies, a national foreclosure moratorium of the type currently required will not limit the amount of accrued interest (subject to the three year limit) or advances that may be included in the claim amount. If the duration of the current foreclosure delay mandated by the GSEs and CARES Act is extended beyond the current 60-day period (from March 18, 2020), loans that were in our default inventory with defaults unrelated to the COVID-19 crisis, which had not yet gone through foreclosure may remain in a pre-foreclosure default status for a prolonged period of time, which would delay our receipt of certain claims for loans that do not cure and could increase the severity of claims we may ultimately be required to pay after the moratorium is lifted.
•Home values could materially decline as a result of a persistent economic downturn arising the COVID-19 pandemic. Depreciation in the values of properties underpinning our insured loans may increase the likelihood of default and negatively impact borrowers’ abilities to sell their properties for amounts sufficient to cover their unpaid mortgages. In turn, the frequency or severity of losses we may incur would be negatively impacted.
•Our servicers could experience liquidity impacts, which could affect their willingness and/or ability to continue to pay premiums to us. Although our master policies do not require payment of premiums after a loan has gone into default, most servicers continue to remit premiums to us to avoid a lapse in coverage if the borrower cures the default; however, in the current environment, it is uncertain whether servicers will continue to do so. If this were to occur, we could experience adverse impacts to our revenues, which could be material.
•Our investment portfolio (and, specifically, the valuations of investment assets we hold) has been, and may continue to be, adversely affected as a result of market deterioration caused by the COVID-19 pandemic and uncertainty regarding its outcome.
•The COVID-19 pandemic has caused significant volatility and disruption to the financial, capital and reinsurance markets, making access to such markets increasingly difficult. To the extent that our current sources of income and capitalization are insufficient to meet GSE and state capital requirements or to fund our future operations, we would need to raise additional funds through future financing activities, including through the issuance of additional debt, equity, or a combination of both, reduce our RIF, including through additional reinsurance, or curtail our growth and reduce our expenses. We can give no assurance that any such efforts to raise capital, obtain additional reinsurance or otherwise reduce our RIF would be successful. If we cannot obtain adequate capital, our business, results of operations and financial condition could be adversely affected.
For the reasons described above, it is uncertain at this time what impact COVID-19 will have on our revenues, losses, expenses, required assets under PMIERs, statutory and GAAP capital, and liquidity, and that impact may be material and adverse. The ultimate significance of COVID-19 on our business will depend on, among other things: the extent and duration of, and severity of illness caused by, the pandemic; the effects on the economy and the time it takes to stabilize; the extent and duration of current and future social-distancing measures implemented by governmental authorities; current and future governmental assistance programs; and the long-term impact on the mortgage origination and mortgage insurance markets. While at this time we cannot estimate the short or long-term impacts of COVID-19 on our business, the above and other factors, including those set forth under the heading "Risk Factors" contained in our 2019 10-K could have a material adverse effect on our business, liquidity, results of operations and financial condition.

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
Commitment Letter dated July 12, 2013 for Bulk Fannie Mae-Paid Loss-on-Sale Mortgage Insurance on the Portfolio of approximately $5.46 billion Purchased by Fannie Mae and Identified by Fannie Mae as Deal No. 2013 MIRT 01 and by the Company as Policy No. P-0001-01 (incorporated herein by reference to Exhibit 10.14 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.13
Credit Agreement, dated November 10, 2015, between NMI Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.1 to our Form 8-K, filed on November 10, 2015)

10.14
Amendment No. 1, dated February 10, 2017, to the Credit Agreement dated November 10, 2015, between NMI Holdings, Inc., the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 10, 2017)

10.15
Amendment No. 2, dated October 25, 2017, to the Credit Agreement dated November 10, 2015, between NMI Holdings, Inc., the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on October 26, 2017)

10.16
Credit Agreement, dated May 24, 2018, between NMI Holdings, Inc., the lender party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.1 to our Form 8-K, filed on May 25, 2018)

10.17
Extension Amendment, dated as of March 20, 2020, to the Company’s Credit Agreement, dated as of May 24, 2018, by and among the Company, the lender parties thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on March 20, 2020)

10.18
Joinder Agreement, dated as of March 20, 2020, to the Company’s Credit Agreement, dated as of May 24, 2018, by and among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and Citibank, N.A. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on March 20, 2020)

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
10.30 ~
Employment Letter by and between NMI Holdings, Inc. and Bradley M. Shuster, effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 28, 2018)

10.31 ~
Employment Letter by and between NMI Holdings, Inc. and Claudia J. Merkle, effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on December 28, 2018)

10.32~
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

10.36~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Employees (incorporated herein by reference to Exhibit 10.34 to our Form 10-Q, filed on May 2, 2019)

10.37~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Agreement for Employees (incorporated herein by reference to Exhibit 10.35 to our Form 10-Q, filed on May 2, 2019)

10.38~	Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Based)
21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019;
(iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2020 and 2019;
(iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and
(v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

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
Date: May 6, 2020

By: /s/ Adam S. Pollitzer
Name: Adam S. Pollitzer
Title: Chief Financial Officer and Duly Authorized Signatory