Form 10-Q
period 2020-06-30
NMI Holdings, Inc.
filed 2020-08-06
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on August 3, 2020 was 84,805,164 shares.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
        This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and the U.S. Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward looking. These statements are often, but not always, made through the use of words or phrases such as "anticipate," "believe," "can," "could," "may," "predict," "potential," "should," "will," "estimate," "perceive," "plan," "project," "continuing," "ongoing," "expect," "intend" or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. All forward looking statements are necessarily only estimates of future results, and actual results may differ materially from expectations. You are, therefore, cautioned not to place undue reliance on such statements which should be read in conjunction with the other cautionary statements that are included elsewhere in this report. Further, any forward looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. We have based these forward looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy and financial needs. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward looking statements including, but not limited to:
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
•actions of existing competitors, including other private mortgage insurers and government mortgage insurers like the Federal Housing Administration (FHA), the U.S. Department of Agriculture's Rural Housing Service (USDA) and the U.S. Department of Veterans Affairs (VA) (collectively, government MIs), and potential market entry by new competitors or consolidation of existing competitors;
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

PART I
Item 1. Financial Statements

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2020	December 31, 2019
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $1,286,803 and $1,113,779 as of June 30, 2020 and December 31, 2019, respectively)	$1,339,771	$1,140,940
Cash and cash equivalents (including restricted cash of $2,068 and $2,662 as of June 30, 2020 and December 31, 2019, respectively)	515,450	41,089
Premiums receivable	46,408	46,085
Accrued investment income	7,909	6,831
Prepaid expenses	3,416	3,512
Deferred policy acquisition costs, net	63,619	59,972
Software and equipment, net	26,105	26,096
Intangible assets and goodwill	3,634	3,634
Prepaid reinsurance premiums	10,263	15,488
Reinsurance recoverable (1)	14,307	4,939
Other assets (1)	16,049	16,232
Total assets	$2,046,931	$1,364,818

Liabilities
Debt	$392,773	$145,764
Unearned premiums	115,236	136,642
Accounts payable and accrued expenses	104,777	39,904
Reserve for insurance claims and claim expenses	69,903	23,752
Reinsurance funds withheld	12,205	14,310
Warrant liability, at fair value	2,698	7,641
Deferred tax liability, net	83,785	56,360
Other liabilities	8,517	10,025
Total liabilities	789,894	434,398
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 84,804,766 and 68,358,074 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively (250,000,000 shares authorized)	848	684
Additional paid-in capital	927,950	707,003
Accumulated other comprehensive income, net of tax	37,675	17,288
Retained earnings	290,564	205,445
Total shareholders' equity	1,257,037	930,420
Total liabilities and shareholders' equity	$2,046,931	$1,364,818
(1) Reinsurance recoverable has been reclassified from "Other assets" in the prior period.

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenues	(In Thousands, except for per share data)
Net premiums earned	$98,944	$83,249	$197,661	$157,118
Net investment income	7,070	7,629	15,174	15,012
Net realized investment gains (losses)	711	(113)	639	(300)
Other revenues	1,223	415	2,123	456
Total revenues	107,948	91,180	215,597	172,286
Expenses
Insurance claims and claim expenses	34,334	2,923	40,031	5,666
Underwriting and operating expenses(1)	30,370	32,190	62,647	62,990
Service expenses(1)	1,090	353	1,824	402
Interest expense	5,941	3,071	8,685	6,132
Loss (gain) from change in fair value of warrant liability	1,236	1,685	(4,723)	7,164
Total expenses	72,971	40,222	108,464	82,354

Income before income taxes	34,977	50,958	107,133	89,932
Income tax expense	8,129	11,858	22,014	17,933
Net income	$26,848	$39,100	$85,119	$71,999

Earnings per share
Basic	$0.36	$0.58	$1.20	$1.07
Diluted	$0.36	$0.56	$1.11	$1.04

Weighted average common shares outstanding
Basic	73,617	67,590	71,090	67,143
Diluted	74,174	69,590	72,407	69,348

Net income	$26,848	$39,100	$85,119	$71,999
Other comprehensive income, net of tax:
Unrealized gains in accumulated other comprehensive income, net of tax expense of $8,978 and $3,662 for the three months ended June 30, 2020 and 2019, and $5,162 and $7,615 for the six months ended June 30, 2020 and 2019, respectively	33,773	13,779	19,418	28,647
Reclassification adjustment for realized (gains) losses included in net income, net of tax expense (benefit) of $149 and ($24) for the three months ended June 30, 2020 and 2019, and ($258) and ($63) for the six months ended June 30, 2020 and 2019, respectively	(562)	89	969	237
Other comprehensive income, net of tax	33,211	13,868	20,387	28,884
Comprehensive income	$60,059	$52,968	$105,506	$100,883
(1) Certain "Underwriting and operating expenses" have been reclassified as "Service expenses" in prior periods.
See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2019	68,358	$684	$707,003	$17,288	$205,445	$930,420
Common stock: class A shares issued related to warrant exercises	6	*	221	—	—	221
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	510	5	(3,755)	—	—	(3,750)
Share-based compensation expense	—	—	2,552	—	—	2,552
Change in unrealized investment gains/losses, net of tax benefit of $3,409	—	—	—	(12,824)	—	(12,824)
Net income	—	—	—	—	58,271	58,271
Balances, March 31, 2020	68,874	$689	$706,021	$4,464	$263,716	$974,890
Common stock: class A shares issued related to public offering	15,870	159	219,528	—	—	219,687
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	61	*	(321)	—	—	(321)
Share-based compensation expense	—	—	2,722	—	—	2,722
Change in unrealized investment gains, net of tax expense of $8,829	—	—	—	33,211	—	33,211
Net income	—	—	—	—	26,848	26,848
Balances, June 30, 2020	84,805	$848	$927,950	$37,675	$290,564	$1,257,037

* During the three months ended March 31, 2020, we issued 6,474 common shares, with a par value of $0.01 in connection with the exercise of warrants, which is not identifiable in this schedule due to rounding. During three months ended June 30, 2020, we issued 61,226 common shares, with a par value of $0.01 in connection with shares issued under stock plan, which is not identifiable in this schedule due to rounding.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2018	66,319	$663	$682,181	$(14,832)	$33,488	$701,500
Common stock: class A shares issued related to warrant exercises	39	*	944	—	—	944
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	1,144	12	(1,471)	—	—	(1,459)
Share-based compensation expense	—	—	2,981	—	—	2,981
Change in unrealized investment gains/losses, net of tax expense of $3,992	—	—	—	15,016	—	15,016
Net income	—	—	—	—	32,899	32,899
Balances, March 31, 2019	67,502	$675	$684,635	$184	$66,387	$751,881
Common stock: class A shares issued related to warrants	128	$1	3,835	—	—	3,836
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	138	1	218	—	—	219
Share-based compensation expense	—	—	3,475	—	—	3,475
Change in unrealized investment gains/losses, net of tax expense of $3,686	—	—	—	13,868	—	13,868
Net income	—	—	—	—	39,100	39,100
Balances, June 30, 2019	67,768	$677	$692,163	$14,052	$105,487	$812,379

* During the three months ended March 31, 2019, we issued 39,195 common shares with a par value of $0.01 in connection with the exercise of warrants, which is not identifiable in this schedule due to rounding.
See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities	(In Thousands)
Net income	$85,119	$71,999
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(639)	300
(Gain) loss from change in fair value of warrant liability	(4,723)	7,164
Depreciation and amortization	4,914	4,339
Net amortization of premium on investment securities	629	622
Amortization of debt discount and debt issuance costs	3,267	499
Deferred income taxes	22,006	17,840
Share-based compensation expense	5,274	6,456
Changes in operating assets and liabilities:
Premiums receivable	(323)	(6,218)
Accrued investment income	(1,078)	(607)
Prepaid expenses	96	(312)
Deferred policy acquisition costs, net	(3,647)	(5,767)
Other assets	(328)	(260)
Unearned premiums	(21,406)	(7,535)
Reserve for insurance claims and claim expenses	46,151	5,621
Reinsurance recoverable	(9,368)	(774)
Reinsurance balances, net	2,658	336
Accounts payable and accrued expenses	(1,247)	(6,379)
Net cash provided by operating activities	127,355	87,324
Cash flows from investing activities
Purchase of short-term investments	(41,872)	(113,276)
Purchase of fixed-maturity investments, available-for-sale	(451,462)	(126,179)
Proceeds from maturity of short-term investments	85,689	119,748
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	297,977	49,229
Software and equipment	(4,638)	(4,491)
Net cash (used in) investing activities	(114,306)	(74,969)
Cash flows from financing activities
Proceeds from issuance of common stock related to public offering, net of issuance costs	220,284	—
Proceeds from issuance of common stock related to employee equity plans	3,391	12,374
Taxes paid related to net share settlement of equity awards	(7,462)	(13,538)
Proceeds from senior secured notes	400,000	—
Repayments of term loan	(147,750)	(750)
Payments of debt issuance costs	(7,151)	—
Net cash provided by (used in) financing activities	461,312	(1,914)

Net increase in cash, cash equivalents and restricted cash	474,361	10,441
Cash, cash equivalents and restricted cash, beginning of period	41,089	25,294
Cash, cash equivalents and restricted cash, end of period	$515,450	$35,735

Supplemental disclosures of cash flow information
Interest paid	$4,286	$5,365
Income taxes refunded	$76	$134
(1) Reinsurance recoverable have been reclassified from "Reinsurance balance, net" in the prior period.
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
COVID-19 Developments
On January 30, 2020, the World Health Organization (WHO) declared the outbreak of COVID-19 a global health emergency and characterized the outbreak as a global pandemic on March 11, 2020. In an effort to stem contagion and control the COVID-19 pandemic, the population at large has severely curtailed day-to-day activity and local, state and federal regulators have imposed a broad set of restrictions on personal and business conduct nationwide. The COVID-19 pandemic, along with the widespread public and regulatory response, has caused a dramatic slowdown in U.S. and global economic activity and a record number of Americans have been furloughed or laid-off.
The global dislocation caused by COVID-19 is unprecedented and, while there is broad hope for medical advances that might relieve the crisis and provide for a near-term return to normalized activity, it is not known how long the dislocation will persist and if or when any such medical advances may be developed or made available. In response to the COVID-19 outbreak and continuing uncertainties, we activated our business continuity program to ensure our employees are safe and able to continue serving our customers and their borrowers without interruption. We have also sought to broadly assess the impact that the COVID-19 outbreak has had and may continue to have on the U.S economy and housing market, and the implications for the mortgage insurance market, and our business performance and financial position, including our new business production, default and claims experience, and investment portfolio results. Given the uncertainty that remains, we cannot fully assess or estimate the ultimate impact of COVID-19.
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
Investments
We hold all investments on an available-for-sale basis and evaluate each position quarterly for impairment. We recognize an impairment on a security through the statement of operations if (i) we intend to sell the impaired security; or (ii) it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis. If a sale is intended or likely to be required, we write down the amortized cost basis of the security to fair value and recognize the full amount of the impairment through the statement of operations as a "Realized Investment Loss."

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For securities in an unrealized loss position where a sale is not intended or likely to be required, we further assess if the decline in fair value below amortized cost is driven by a credit related impairment, considering several items including, but not limited to:
•the severity of the decline in fair value;
•the financial condition of the issuer;
•the failure of the issuer to make scheduled interest or principal payments;
•recent rating downgrades of the applicable security or issuer by one or more nationally recognized statistical ratings organization; and
•other adverse conditions related to or impacting the security or issuer.
To the extent we determine that a security impairment is credit-related, an impairment loss is recognized through the statement of operations as a provision for credit loss expense, and presented as a "Realized Investment Loss." We recognize an allowance for credit losses for the difference between the amortized cost and present value of future expected cash flows, limited by the amount the fair value of the security is below its amortized cost. Subsequent changes (favorable and unfavorable) in credit losses are recognized through the statement of operations as a provision for or a reversal of credit loss expense, and presented as a "Realized Investment Gain or Loss." The portion of a security impairment attributed to other non-credit related factors is recognized in other comprehensive income, net of taxes.
We have elected to present accrued interest receivable separately from available for sale securities on our consolidated balance sheet. Accrued interest receivable was $7.9 million as of June 30, 2020 and is included in "Accrued Investment Income." We have elected not to measure an allowance for credit losses for accrued interest receivable on available for sale securities. Accrued interest for available for sale securities is written off against interest income when the receivable has aged 90 days past due. We did not write off any accrued interest receivable during the three or six months ended June 30, 2020.
Premiums Receivable
Premiums receivable consists of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the associated receivable is written off against earned premium and the related insurance policy is canceled. We recognize an allowance for credit losses for premiums receivable based on credit losses expected to arise over the life of the receivable. Due to the nature of our insurance policies (a necessary precondition for access to mortgage credit for covered borrowers) and the short duration of the related receivables, we do not typically experience credit losses against our premium receivables and did not establish an allowance for credit loss at June 30, 2020.
Premiums receivable may be written off prior to 120 days in the ordinary course of business for non-credit events including, but not limited to, the modification or refinancing of an underlying insured loan. We have established a reserve for premium write-offs based on historical experience; such reserve was deemed to be immaterial at June 30, 2020.
Reinsurance
We account for premiums, claims and claim expenses that are ceded to reinsurers on a basis consistent with that which we use to account for the original policies we issue and pursuant to the terms of our reinsurance contracts. We account for premiums ceded or otherwise paid to reinsurers as a reduction to premium revenue.
NMIC has entered into quota share reinsurance treaties effective September 1, 2016 (the 2016 QSR Transaction), January 1, 2018 (the 2018 QSR Transaction) and April 1, 2020 (the 2020 QSR Transaction), which we refer to collectively as the QSR Transactions. We earn profit and ceding commissions in connection with the QSR Transactions. Profit commissions represent a percentage of the profits recognized by reinsurers that are returned to us, based on the level of claims and claim expenses that we cede. We recognize any profit commissions we earn as increases to premium revenue. Ceding commissions are calculated as a percentage of ceded written premiums under the 2016 QSR Transaction and as a percentage of ceded earned premiums under the 2018 and 2020 QSR Transactions, and are intended to cover our costs of acquiring and servicing direct policies. We recognize any ceding commissions we earn in a manner consistent with our recognition of earnings on the underlying insurance policies, over the terms of the policies reinsured. We account for ceding commissions earned as a reduction to underwriting and operating expenses.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Under the QSR Transactions, we cede a portion of claims and claim expense reserves to our reinsurers, and account for such ceded reserves as "Reinsurance Recoverables" on the consolidated balance sheets and such ceded claims as reductions to claims expenses on the consolidated statements of operations. As of June 30, 2020, we had $14.3 million of reinsurance recoverables under the QSR Transactions. We remain directly liable for all claim payments if we are unable to collect the recoverables due from our reinsurers and, as such, we actively monitor and manage our counterparty credit exposure to our reinsurance providers. We establish an allowance for expected credit loss against our reinsurance recoverables if we do not expect to recover amounts due from one or more of our reinsurance counterparties, and report our reinsurance recoverables net of such allowance, if any. We actively monitor the counterparty credit profiles of our reinsurers and each is required to partially collateralize its obligations under the terms of our QSR Transactions. As of June 30, 2020, we did not recognize any allowance for credit loss with respect to our reinsurance recoverables.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
immediately through December 31, 2022 for all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. We are currently evaluating the impact the adoption of this ASU would have, if any, to our contract modifications that are affected by the discontinuation of LIBOR.
2. Investments
We hold all investments on an available-for-sale basis and evaluate each position quarterly for impairment. We recognize an impairment on a security through the statement of operations if (i) we intend to sell the impaired security; or (ii) it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis. If a sale is intended or likely to be required, we write down the amortized cost basis of the security to fair value and recognize the full amount of the impairment through the statement of operations as a "Realized Investment Loss." To the extent we determine that a security impairment is credit-related, an impairment loss is recognized through the statement of operations as a provision for credit loss expense. The portion of a security impairment attributed to other non-credit related factors is recognized in other comprehensive income, net of taxes.
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of June 30, 2020	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$31,196	$2,484	$—	$33,680
Municipal debt securities	175,035	7,743	—	182,778
Corporate debt securities	987,938	42,964	(984)	1,029,918
Asset-backed securities	92,278	1,071	(310)	93,039
Total bonds	1,286,447	54,262	(1,294)	1,339,415
Short-term investments	356	—	—	356
Total investments	$1,286,803	$54,262	$(1,294)	$1,339,771

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2019	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$48,203	$784	$(58)	$48,929
Municipal debt securities	189,530	1,721	(1,035)	190,216
Corporate debt securities	661,719	23,373	(211)	684,881
Asset-backed securities	170,153	2,603	(114)	172,642
Total bonds	1,069,605	28,481	(1,418)	1,096,668
Short-term investments	44,174	98	—	44,272
Total investments	$1,113,779	$28,579	$(1,418)	$1,140,940
We did not own any mortgage-backed securities in our asset-backed securities portfolio at June 30, 2020 or December 31, 2019. We periodically recognize unsettled trades payable or receivable in connection with our investing activity. Unsettled trades payable represent funds due for investments purchased at period end. Unsettled trades receivable represent funds due for investments sold at period end. Included in "Accounts Payable and Accrued Expenses" are $68.9 million and $5.6 million of unsettled trade payables from the purchase of investment securities at June 30, 2020 and December 31, 2019, respectively.
The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of June 30, 2020 and December 31, 2019:

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30, 2020	December 31, 2019
Financial	37%	38%
Consumer	23	26
Utilities	13	9
Communications	10	10
Technology	10	7
Industrial	7	8
Energy	—	2
Total	100%	100%
As of June 30, 2020 and December 31, 2019, approximately $5.7 million and $5.5 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair value of available-for-sale securities as of June 30, 2020 and December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of June 30, 2020	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$72,505	$73,072
Due after one through five years	387,886	410,176
Due after five through ten years	716,261	744,725
Due after ten years	17,873	18,759
Asset-backed securities	92,278	93,039
Total investments	$1,286,803	$1,339,771

As of December 31, 2019	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$138,776	$139,113
Due after one through five years	406,986	417,208
Due after five through ten years	380,737	394,180
Due after ten years	17,127	17,797
Asset-backed securities	170,153	172,642
Total investments	$1,113,779	$1,140,940
Aging of Unrealized Losses
As of June 30, 2020, the investment portfolio had gross unrealized losses of $1.3 million, of which $0.1 million had been in an unrealized loss position for a period of 12 months or longer. For those securities in an unrealized loss position, the length of time the length of time the securities were in such a position is as follows:

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of June 30, 2020		(Dollars in Thousands)
Corporate debt securities	39	194,885	(982)	2	553	(2)	41	195,438	(984)
Asset-backed securities	16	32,683	(227)	1	2,913	(83)	17	35,596	(310)
Total	55	$227,568	$(1,209)	3	$3,466	$(85)	58	$231,034	$(1,294)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2019		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	4	$12,001	$(58)	—	$—	$—	4	$12,001	$(58)
Municipal debt securities	26	92,844	(1,034)	1	999	(1)	27	93,843	(1,035)
Corporate debt securities	10	30,481	(140)	14	23,976	(71)	24	54,457	(211)
Asset-backed securities	9	19,236	(102)	1	2,988	(12)	10	22,224	(114)
Total	49	$154,562	$(1,334)	16	$27,963	$(84)	65	$182,525	$(1,418)
Allowance for credit losses
As of June 30, 2020, we did not recognize an allowance for credit loss for any security in the investment portfolio and we did record any provision for credit loss for investment securities during the three or six months ended June 30, 2020. Based on current facts and circumstances, we believe the unrealized losses as of June 30, 2020 are not indicative of the ultimate collectability of the current amortized cost of the securities. We believe the gross unrealized losses are primarily attributable to widening credit spreads as a result of uncertainties arising from the COVID-19 pandemic.
During the six months ended June 30, 2019, we recognized $0.4 million other-than-temporarily impaired (OTTI) losses in connection with the planned sale of a security that was disposed of in April 2019.
Net Investment Income
The following table presents the components of net investment income:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Investment income	$7,320	$7,741	$15,669	$15,237
Investment expenses	(250)	(112)	(495)	(225)
Net investment income	$7,070	$7,629	$15,174	$15,012
The following table presents the components of net realized investment gains (losses):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Gross realized investment gains	$4,586	$22	$5,126	$217
Gross realized investment losses	(3,875)	(135)	(4,487)	(517)
Net realized investment gains (losses)	$711	$(113)	$639	$(300)

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2020	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$33,680	$—	$—	$33,680
Municipal debt securities	—	182,778	—	182,778
Corporate debt securities	—	1,029,918	—	1,029,918
Asset-backed securities	—	93,039	—	93,039
Cash, cash equivalents and short-term investments	515,806	—	—	515,806
Total assets	$549,486	$1,305,735	$—	$1,855,221
Warrant liability	—	—	2,698	2,698
Total liabilities	$—	$—	$2,698	$2,698

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2019	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$48,929	$—	$—	$48,929
Municipal debt securities	—	190,216	—	190,216
Corporate debt securities	—	684,881	—	684,881
Asset-backed securities	—	172,642	—	172,642
Cash, cash equivalents and short-term investments	85,361	—	—	85,361
Total assets	$134,290	$1,047,739	$—	$1,182,029
Warrant liability	—	—	7,641	7,641
Total liabilities	$—	$—	$7,641	$7,641
There were no transfers between Level 2 and Level 3 of the fair value hierarchy during the six months ended June 30, 2020, or the year ended December 31, 2019.
The following is a roll-forward of Level 3 liabilities measured at fair value:

	For the six months ended June 30,
Warrant Liability	2020	2019
	(In Thousands)
Balance, January 1	$7,641	$7,296
Change in fair value of warrant liability included in earnings	(4,723)	7,164
Issuance of common stock on warrant exercise	(220)	(4,781)
Balance, June 30	$2,698	$9,679

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table outlines the key inputs and assumptions used to calculate the fair value of the warrant liability in the Black-Scholes option-pricing model as of the dates indicated.

	As of June 30,
	2020	2019
Common stock price	$16.08	$28.39
Risk free interest rate	0.16%	1.72 - 1.95%
Expected life	1.81 years	0.92 - 2.81 years
Expected volatility	71.6%	33.8 - 40.0%
Dividend yield	0%	0%
The changes in fair value of the warrant liability for the six months ended June 30, 2020 and 2019 are primarily attributable to changes in the price of our common stock during the respective periods, with additional impact related to changes in other Black-Scholes model inputs. The change in fair value of the warrant liability for the six months ended June 30, 2019 also reflects the impact of the exercises of outstanding warrants.
Financial Instruments not Measured at Fair Value
On June 19, 2020, we issued $400 million aggregate principal amount of senior secured notes that mature on June 1, 2025 (the Notes). At June 30, 2020, the Notes were carried at a cost of $392.8 million, net of unamortized debt issuance costs of $7.2 million, and had a fair value of $418.4 million as assessed under our Level 2 hierarchy. At December 31, 2019, our 2018 Term Loan was carried at a cost of $145.8 million, net of unamortized debt issuance costs of $2.0 million, and had a fair value of $147.8 million.
4. Debt
Senior Secured Notes
At June 30, 2020, we had $400 million aggregate principal amount of senior secured notes outstanding. The Notes were issued pursuant to an indenture dated June 19, 2020 (the Indenture) and bear interest at a rate of 7.375%, payable semi-annually on June 1 and December 1. A portion of the proceeds from the Notes offering were used to repay the outstanding amount due under our $150 million term loan (2018 Term Loan) and to pay underwriting fees incurred in connection with the offering. Remaining proceeds of $244.4 million are available for general corporate purposes, including to support the growth of our new business production and operations.
The Notes mature on June 1, 2025. At any time, or from time to time, prior to March 1, 2025, we may elect to redeem the Notes in whole or in part at a price based on 100% of the aggregate principal amount of any Notes redeemed plus the "Applicable Premium," plus accrued and unpaid interest thereon. Applicable Premium is defined as the greater of (1) 1.0% of the principal amount of the Note, or (2) the principal value of the Note plus the present value of all future interest payments. At any time on or after March 1, 2025, we may elect to redeem the Notes in whole or in part at a price equal to 100% of the aggregate principal amount of the Notes to be redeemed plus accrued and unpaid interest thereon. From time to time prior to June 1, 2022, we may also elect to use proceeds raised from one or more equity offerings to redeem up to 40% of the aggregate principal amount of the Notes at a price equal to 107.375% of the aggregate principal amount thereof plus accrued and unpaid interest thereon, subject to certain exceptions.
Interest expense for the Notes includes interest and the amortization of capitalized debt issuance costs. In connection with the Notes offering, we recorded capitalized debt issuance costs of $7.4 million. Such amounts will be amortized over the contractual life of the Notes using the effective interest method. At June 30, 2020, $7.2 million of unamortized debt issuance costs remained.
Interest expense for the three and six months ended June 30, 2020 includes $2.6 million of costs related to the extinguishment of the 2018 Term Loan and issuance of the Notes.
We are subject to certain covenants under the Notes (as defined in the Indenture), including, but not limited to, a maximum debt-to-total capitalization ratio of 35%. We were in compliance with all Notes covenants as of June 30, 2020.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        2020 Revolving Credit Facility
On March 20, 2020, we amended our $85 million three-year secured revolving credit facility (the 2018 Revolving Credit Facility), increasing borrowing capacity under the facility to $100 million, extending its maturity date from May 24, 2021 to February 22, 2023, and reducing the interest cost related to both undrawn commitments and drawn borrowings under the facility (as amended, the 2020 Revolving Credit Facility). Borrowings under the 2020 Revolving Credit Facility may be used for general corporate purposes, including to support the growth of our new business production and operations, and accrue interest at a variable rate equal to, at our discretion, (i) a base rate (as defined in our existing credit agreement (the Credit Agreement), subject to a floor of 1.00% per annum) plus a margin of 0.375% to 1.875% per annum or (ii) the Eurodollar Rate (subject to a floor of —% per annum) plus a margin of 1.375% to 2.875% per annum, based on the applicable corporate credit rating at the time. As of June 30, 2020, no borrowings were drawn under the 2020 Revolving Credit Facility.
Under the 2020 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of June 30, 2020, the applicable commitment fee was 0.35%. For the three and six months ended June 30, 2020, we recorded $0.1 million and $0.2 million of commitment fees in interest expense, respectively.
We incurred debt issuance costs of $0.8 million in connection with the 2020 Revolving Credit Facility and had $0.6 million of unamortized debt issuance costs associated with the 2018 Revolving Credit Facility remaining at the time of its amendment and replacement. Combined unamortized debt issuance will be amortized through interest expense on a straight-line basis over the contractual life of the 2020 Revolving Credit Facility. At June 30, 2020, remaining unamortized deferred debt issuance costs were $1.2 million.
We are subject to certain covenants under the 2020 Revolving Credit Facility, including, but not limited to, the following: a maximum debt-to-total capitalization ratio of 35%, a minimum liquidity requirement, compliance with the PMIERs financial requirements (subject to any GSE approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants at June 30, 2020.
5. Reinsurance
We enter into third-party reinsurance transactions to actively manage our risk, ensure compliance with PMIERs, state regulatory and other applicable capital requirements (respectively, as defined therein), and support the growth of our business. The Wisconsin Office of the Commissioner of Insurance (Wisconsin OCI) has approved and the GSEs have indicated their non-objection to all such transactions (subject to certain conditions and ongoing review, including levels of approved capital credit).
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In Thousands)
Net premiums written
Direct	$108,478	$92,213	$211,931	$173,943
Ceded (1)	(18,369)	(9,604)	(30,451)	(19,411)
Net premiums written	$90,109	$82,609	$181,480	$154,532

Net premiums earned
Direct	$120,150	$95,180	$233,337	$181,478
Ceded (1)	(21,206)	(11,931)	(35,676)	(24,360)
Net premiums earned	$98,944	$83,249	$197,661	$157,118
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
layer of aggregate loss exposure on covered policies and the respective Oaktown Re Vehicle then provides second layer loss protection up to a defined reinsurance coverage amount. NMIC then retains losses in excess of the respective reinsurance coverage amounts.
NMIC makes risk premium payments to the Oaktown Re Vehicles for the applicable outstanding reinsurance coverage amount and pays an additional amount for anticipated operating expenses (capped at $300 thousand per year to Oaktown Re Ltd. and $250 thousand per year to Oaktown Re II, Ltd. and Oaktown Re III, Ltd.). NMIC ceded aggregate premiums to the Oaktown Re Vehicles of $3.3 million and $7.1 million during the three and six months ended June 30, 2020 and $2.9 million and $5.9 million during the three and six months ended June 30, 2019, respectively.
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to the Oaktown Re Vehicles during the three and six months ended June 30, 2020 and 2019, as the aggregate first layer risk retention was not exhausted for each applicable agreement during such periods.
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
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease from the inception of each agreement over a ten-year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled. As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction noteholders as amortization of the outstanding insurance-linked note principal balances. The outstanding reinsurance coverage amounts stop amortizing, and the collateral distribution to ILN Transaction noteholders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event). Effective June 25, 2020, a Lock-Out Event was deemed to have occurred for each of the 2017, 2018 and 2019 ILN Transactions and the amortization of reinsurance coverage, and distribution of collateral assets and amortization of insurance-linked notes was suspended for each ILN Transaction. The amortization of reinsurance coverage, distribution of collateral assets and amortization of insurance-linked notes will remain suspended for the duration of the Lock-Out Event for each ILN Transaction, and during such period assets will be preserved in the applicable reinsurance trust account to collateralize the excess-of-loss reinsurance coverage provided to NMIC.
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each of the ILN Transactions. Current amounts are presented as of June 30, 2020.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2017 ILN Transaction	May 2, 2017	1/1/2013 - 12/31/2016	$211,320	$40,226	$126,793	$122,034
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	264,545	158,489	125,312	123,694
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	231,877	123,424	123,345
(1) NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure and cedes reserves for incurred claims and claims expenses to each applicable ILN Transaction and recognizes a reinsurance recoverable if such incurred claims and claims expenses exceed its current first layer retained loss.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Under the terms of the 2018 ILN Transaction and the 2019 ILN Transaction, we are required to maintain a certain level of restricted funds in premium deposit accounts with Bank of New York Mellon until the respective notes have been redeemed in full. "Cash and cash equivalents" on our condensed consolidated balance sheet includes restricted amounts of $2.1 million as of June 30, 2020. We are not required to deposit additional funds into the premium deposit accounts in the future and the restricted balances required under these transactions.
        Quota share reinsurance
NMIC is a party to three outstanding quota share reinsurance treaties – the 2016 QSR Transaction, effective September 1, 2016, the 2018 QSR Transaction, effective January 1, 2018 and the 2020 QSR Transaction, effective April 1, 2020. Under each of the QSR Transactions, NMIC cedes a proportional share of its risk on eligible policies written during a discrete period to panels of third-party reinsurance providers. Each of the third-party reinsurance providers has an insurer financial strength rating of A- or better by Standard & Poor's Rating Service (S&P), A.M. Best Company, Inc. (A.M. Best) or both.
Under the terms of the 2016 QSR Transaction, NMIC cedes premiums written related to 25% of the risk on eligible primary policies written for all periods through December 31, 2017 and 100% of the risk under our pool agreement with Fannie Mae. The 2016 QSR Transaction is scheduled to terminate on December 31, 2027, except with respect to the ceded pool risk, which is scheduled to terminate on August 31, 2023. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2020, or at the end of any calendar quarter thereafter, which would result in NMIC re-assuming the related risk.
Under the terms of the 2018 QSR Transaction, NMIC cedes premiums earned related to 25% of the risk on eligible policies written in 2018 and 20% of the risk on eligible policies written in 2019. The 2018 QSR Transaction is scheduled to terminate on December 31, 2029. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2022, or at the end of any calendar quarter thereafter, which would result in NMIC re-assuming the related risk.
Under the terms of the 2020 QSR Transaction, NMIC cedes premiums earned related to eligible policies written from April 1, 2020 to December 31, 2020 (Eligible Policies). At the time the 2020 QSR Transaction agreement was executed, NMIC ceded premiums earned related to 10.5% of the risk on the Eligible Policies, and subsequent to the execution of the agreement, we engaged additional reinsurance counterparties and increased the cession under the 2020 QSR Transaction to 21.0% of the risk on the Eligible Policies, subject in all respects to the terms of the agreement. Financial results for the three and six months ended June 30, 2020~~,~~ reflect the initial 10.5% cession rate under the 2020 QSR Transaction. The 2020 QSR Transaction is scheduled to terminate on December 31, 2031. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2024, or at the end of any calendar quarter thereafter, which would result in NMIC re-assuming the related risk.
NMIC may terminate any or all of the QSR Transactions without penalty if, due to a change in PMIERs requirements, it is no longer able to take full PMIERs asset credit for the risk-in-force (RIF) ceded under the respective agreements. Additionally, under the terms of the QSR Transactions, NMIC may elect to selectively terminate its engagement with individual reinsurers on a run-off basis (i.e., reinsurers continue providing coverage on all risk ceded prior to the termination date, with no new cessions going forward) or cut-off basis (i.e., the reinsurance arrangement is completely terminated with NMIC recapturing all previously ceded risk) under certain circumstances. Such selective termination rights arise when, among other reasons, a reinsurer experiences a deterioration in its capital position below a prescribed threshold and/or a reinsurer breaches (and fails to cure) its collateral posting obligations under the relevant agreement.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table shows amounts related to the QSR Transactions:

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In Thousands)
Ceded risk-in-force	$4,563,676	$4,558,862	$4,563,676	$4,558,862
Ceded premiums earned	(23,210)	(20,919)	(46,221)	(42,387)
Ceded claims and claim expenses	8,669	770	10,201	1,669
Ceding commission earned	4,428	4,171	8,941	8,377
Profit commission	5,271	11,884	17,684	23,945
Ceded premiums written under the 2016 QSR Transaction are recorded on the balance sheet as prepaid reinsurance premiums and amortized to ceded premiums earned in a manner consistent with the recognition of revenue on direct premiums. Under the 2018 QSR Transaction and 2020 QSR Transactions, premiums are ceded on an earned basis as defined in the agreement. NMIC receives a 20% ceding commission for premiums ceded under the QSR Transactions. NMIC also receives a profit commission under each of the QSR Transactions, provided that the loss ratios on loans covered under the 2016 QSR Transaction, 2018 QSR Transaction and 2020 QSR Transaction, generally remain below 60%, 61% and 50%, respectively, as measured annually. Ceded claims and claim expenses under each of the QSR Transactions reduce the respective profit commission received by NMIC on a dollar-for-dollar basis.
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. NMIC's reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to the 2016 QSR Transaction was $4.9 million as of June 30, 2020.
In accordance with the terms of the 2018 and 2020 QSR Transactions, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also settled quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to the 2018 QSR Transaction was $9.4 million as of June 30, 2020. The reinsurance recoverable on loss reserves related to the 2020 QSR Transaction were immaterial as of June 30, 2020.
6. Reserves for Insurance Claims and Claim Expenses
We hold gross reserves in an amount equal to the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. A loan is considered to be in "default" as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. As of June 30, 2020, we had 10,816 primary loans in default and held gross reserves for insurance claims and claim expenses of $69.9 million. During the six months ended June 30, 2020, we paid 83 claims totaling $4.1 million, including 78 claims covered under the QSR Transactions representing $0.8 million of ceded claims and claim expenses.
In 2013, we entered into a pool insurance transaction with Fannie Mae. The pool transaction includes a deductible, which represents the amount of claims to be absorbed by Fannie Mae before we are obligated to pay any claims. We only establish reserves for pool risk if we expect claims to exceed this deductible. At June 30, 2020, 231 loans in the pool were in default. These 231 loans represented approximately $19.6 million of RIF. Due to the size of the remaining deductible, the low level of defaults reported to us on loans in the pool through June 30, 2020 and the expected severity (all loans in the pool have loan-to-value (LTV) ratios under 80%), we did not establish any case or IBNR reserves for pool risk at June 30, 2020. In connection with the settlement of pool claims, we applied $0.9 million to the pool deductible through June 30, 2020. At June 30, 2020, the remaining pool deductible was $9.5 million. We have not paid any pool claims to date. 100% of our pool RIF is reinsured under the 2016 QSR Transaction.
We had 10,816 loans in default in our primary insured portfolio as of June 30, 2020, which represented a 2.90% default

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
rate against 372,934 total policies in-force. We had 1,028 loans in default in our primary insured portfolio as of June 30, 2019, which represented a 0.32% default rate against 324,876 total policies in-force. The increase in our default population is primarily due to challenges borrowers are facing related to the COVID-19 outbreak and their decision to access the forbearance program for federally backed loans codified under the Coronavirus Aid, Relief and Economic Security (CARES) Act or similar programs made available by private lenders.
The size of the reserve we establish for each defaulted loan (and by extension our aggregate reserve for claims and claim expenses) reflects our best estimate of the future claim payment to be made for each individual loan in default. Our future claims exposure is a function of the number of defaulted loans that progress to claim payment (which we refer to as frequency) and the amount to be paid to settle such claims (which we refer to as severity). Our estimates of claims frequency and severity are not formulaic, rather they are broadly synthesized based on historical observed experience for similarly situated loans and assumptions about future macroeconomic factors. We generally observe that forbearance programs are an effective tool to bridge dislocated borrowers from a time of acute stress to a future date when they can resume timely payment of their mortgage obligations. The effectiveness of forbearance programs is enhanced by the availability of various repayment and loan modification options which allow borrowers to amortize or, in certain instances, outright defer payments otherwise due during the forbearance period over an extended length of time. In response to the COVID-19 outbreak, the FHFA and GSEs have introduced new repayment and loan modification options to further assist borrowers with their transition out of forbearance programs and default status.
Our reserve setting process considers the beneficial impact of forbearance, foreclosure moratorium and other assistance programs available to defaulted borrowers. We generally observe that forbearance programs are an effective tool to bridge dislocated borrowers from a time of acute stress to a future date when they can resume timely payment of their mortgage obligations. The effectiveness of forbearance programs is enhanced by the availability of various repayment and loan modification options which allow borrowers to amortize or, in certain instances, outright defer payments otherwise due during the forbearance period over an extended length of time. At June 30, 2020, we established lower reserves for defaults that we consider to be connected to the COVID-19 outbreak given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs. While we established lower reserves per defaulted loan at June 30, 2020, our total reserve position and claims and claims expenses increased substantially as of and during the period ended June 30, 2020 due to the significant increase in the size of our default population.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses:

	For the six months ended June 30,
	2020	2019
	(In Thousands)
Beginning balance	$23,752	$12,811
Less reinsurance recoverables (1)	(4,939)	(3,001)
Beginning balance, net of reinsurance recoverables	18,813	9,810

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	42,516	7,401
Prior years (3)	(2,485)	(1,735)
Total claims and claim expenses incurred	40,031	5,666

Less claims paid:
Claims and claim expenses paid:
Current year (2)	39	—
Prior years (3)	3,209	1,368
Reinsurance terminations (4)	—	(549)
Total claims and claim expenses paid	3,248	819

Reserve at end of period, net of reinsurance recoverables	55,596	14,657
Add reinsurance recoverables (1)	14,307	3,775
Ending balance	$69,903	$18,432
(1) Related to ceded losses recoverable under the QSR Transactions. See Note 5, "Reinsurance" for additional information.
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
The "claims incurred" section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. The amount of claims incurred relating to current year defaults represents the estimated amount of claims and claim expenses to ultimately be paid on such loans. We recognized $2.5 million and $1.7 million of favorable prior year development during the six months ended June 30, 2020 and 2019, respectively, primarily due to the curing of previously reported defaults. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $16.5 million related to prior year defaults remained as of June 30, 2020.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
	(In Thousands, except for per share data)
Net income	$26,848	$39,100	$85,119	$71,999
Basic weighted average shares outstanding	73,617	67,590	71,090	67,143
Basic earnings per share	$0.36	$0.58	$1.20	$1.07

Net income	$26,848	$39,100	$85,119	$71,999
Gain from change in fair value of warrant liability	—	—	(4,723)	—
Diluted net income	$26,848	$39,100	$80,396	$71,999

Basic weighted average shares outstanding	73,617	67,590	71,090	67,143
Dilutive effect of issuable shares	557	2,000	1,317	2,205
Diluted weighted average shares outstanding	74,174	69,590	72,407	69,348

Diluted earnings per share	$0.36	$0.56	$1.11	$1.04

Anti-dilutive shares	609	705	78	748

8. Warrants
We issued 992 thousand warrants in connection with a private placement of our common stock in April 2012. Each warrant gives the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million.
During the three months ended June 30, 2020, no warrants were exercised. During the six months ended June 30, 2020, nine thousand warrants were exercised resulting in the issuance of six thousand shares of common stock. Upon exercise, we reclassified approximately $0.2 million of warrant fair value from warrant liability to additional paid-in capital.
During the three months ended June 30, 2019, 193 thousand warrants were exercised resulting in the issuance of 129 thousand shares of common stock. Upon exercise, we reclassified approximately $3.9 million of warrant fair value from warrant liability to additional paid-in capital, of which $2.0 million related to changes in fair value during the three months ended June 30, 2019. During the six months ended June 30, 2019, 260 thousand warrants were exercised resulting in the issuance of 168 thousand shares of common stock. Upon exercise, we reclassified approximately $4.8 million of warrant fair value from warrant liability to additional paid-in capital, of which $2.3 million related to changes in fair value during the six months ended June 30, 2019.
9. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. NMIH files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our effective tax rate on our pre-tax income was 23.2% and 20.5% for the three and six months ended June 30, 2020, respectively, compared to 23.3% and 19.9% for the three and six months ended June 30, 2019, respectively. Our provision for income taxes for interim reporting periods is established based on our estimated annual effective tax rate for a given year. Our effective tax rate may fluctuate between interim periods due to the impact of discrete items not included in our estimated annual effective tax rate, including the tax effects associated with the vesting of RSUs and exercise of options, and the change in fair value of our warrant liability. Such items are treated on a discrete basis in the reporting period in which they occur.
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent. As a result, our interim provision for income taxes for the three and six months ended June 30, 2020 represents a change in our net deferred tax liability. As of June 30, 2020, we held $7.6 million of tax and loss bonds in "Other assets" in our condensed consolidated balance sheet.

10. Common Stock
As of June 30, 2020, we had 84.8 million outstanding shares of common stock. Holders of our common stock have no preemptive or conversion rights or other subscription rights, and there are no redemption or sinking fund provisions applicable to the common stock. Each holder of our common stock is entitled to one vote per share on all matters to be voted upon by stockholders, and there are no cumulative voting rights. Holders of common stock are entitled to receive dividends ratably if any are declared.
On June 8, 2020, we completed the sale of 13.8 million shares of common stock and granted the underwriters on the transaction a 15% overallotment option to purchase additional shares. The overallotment option was exercised in full, resulting in a total of 15.9 million shares of common stock issued. The common stock offering generated proceeds of $219.7 million, net of underwriting discounts, commissions and other direct offering expenses.
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
NMIC and Re One's combined statutory net income (loss) was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Statutory net (loss) gain	$(24,705)	$6,466	$(17,014)	$5,539
        NMIC and Re One's combined statutory surplus, contingency reserve and risk-to-capital (RTC) ratio were as follows:

	June 30, 2020	December 31, 2019
	(In Thousands)
Statutory surplus	$892,160	$449,602
Contingency reserve	648,493	531,825
RTC ratio	13.0:1	15.8:1
In June 2020, NMIH contributed approximately $445 million of capital to NMIC following completion of its respective Notes and common stock offerings.
NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware corporate law provides that dividends are only payable out of a corporation's capital surplus or, subject to certain limitations, recent net profits. NMIC and Re One are subject to certain rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs that may restrict their ability to pay dividends to NMIH. Since inception, NMIC and Re One have not paid any dividends to NMIH. NMIC and Re One have the capacity to pay aggregate ordinary dividends as calculated under Wisconsin law of $16.1 million to NMIH during the 12-month period ending December 31, 2020.
The Wisconsin OCI has approved the allocation of interest expense on the $400 million Notes and $100 million 2020 Revolving Credit Facility to NMIC, to the extent proceeds from such offering and facility are distributed to NMIC or used to repay, redeem or otherwise defease amounts raised by NMIC under prior credit arrangements that have previously been distributed to NMIC.
12. Subsequent Event
On July 30, 2020, NMIC entered into a reinsurance agreement with Oaktown Re IV Ltd. (Oaktown Re IV), a Bermuda domiciled special purpose reinsurer, that provides for up to $322.1 million of aggregate excess-of-loss reinsurance coverage at inception for new delinquencies on an existing portfolio of mortgage insurance policies written between July 1, 2019 and March

31, 2020. For the reinsurance coverage period, NMIC will retain the first layer of $169.5 million of aggregate losses and Oaktown Re IV will then provide second layer coverage up to the outstanding reinsurance coverage amount. NMIC will then retain losses in excess of the outstanding reinsurance coverage amount.
Oaktown Re IV financed the coverage by issuing mortgage insurance-linked notes in an aggregate principal amount of $322.1 million to unaffiliated investors. The notes issued by Oaktown Re IV mature on July 25, 2030; all proceeds raised were deposited into a reinsurance trust to collateralize and fund the obligations of Oaktown Re IV to NMIC under the reinsurance agreement. Funds in the reinsurance trust account are required to be invested in high credit quality money market funds at all times. We refer to NMIC's reinsurance agreement with and the insurance-linked notes issued by Oaktown Re IV as the 2020 ILN Transaction. Under the terms of the 2020 ILN Transaction, NMIC makes risk premium payments for the applicable outstanding reinsurance coverage amount and pays Oaktown Re IV for anticipated operating expenses (capped at $250,000 per year).

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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of June 30, 2020, we had master policies with 1,534 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of June 30, 2020, we had $101.2 billion of total insurance-in-force (IIF), including primary IIF of $98.9 billion, and $25.3 billion of gross RIF, including primary RIF of $25.2 billion.
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
Our common stock trades on the NASDAQ under the symbol "NMIH." Our headquarters is located in Emeryville, California. As of June 30, 2020, we had 269 employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
We discuss below our results of operations for the periods presented, as well as the conditions and trends that have impacted or are expected to impact our business, including new insurance writings, the composition of our insurance portfolio and other factors that we expect to impact our results.
COVID-19 Developments
On January 30, 2020, the WHO declared the outbreak of the COVID-19 virus to be a global health emergency and characterized the outbreak as a global pandemic on March 11, 2020. In an effort to stem contagion and control the COVID-19 pandemic, the population at large has severely curtailed day-to-day activity and local, state and federal regulators have imposed a broad set of restrictions on personal and business conduct nationwide. The COVID-19 pandemic, along with the widespread public and regulatory response, has caused a dramatic slowdown in U.S. and global economic activity and a record number of Americans have been furloughed or laid-off.
The global dislocation caused by COVID-19 is unprecedented and, while there is broad hope for medical advances that might relieve the crisis and provide for a near-term return to normalized activity, it is not known how long the dislocation will persist and if or when any such medical advances may be developed or made available. In response to the COVID-19 outbreak and continuing uncertainties, we activated our business continuity program to ensure our employees are safe and able to continue serving our customers without interruption. We have also sought to broadly assess the impact that the COVID-19 outbreak has had and may continue to have on the U.S economy and housing market, and the implications for the mortgage insurance market, and our business performance and financial position.
Potential Impact on the U.S. Housing Market and Mortgage Insurance Industry
The U.S. housing market is demonstrating notable resiliency amidst the broader economic dislocation caused by the outbreak of COVID-19. Low interest rates are helping to support housing affordability, and medical concerns and lifestyle preferences are driving people to move from densely populated urban areas to suburban communities where social distancing is more easily achieved, and shelter-in-place directives are reinforcing the value of homeownership – all of which are contributing to an influx of new home buyers, record levels of purchase demand, and generally stable to rising house prices nationally.
While the possibility remains that the housing market will soften, we believe the general strength of the market coming into the COVID-19 crisis will help to mitigate the risk of a severe pullback. We observe several favorable differences in the current environment compared to the period leading up to and through the 2008 Financial Crisis – the last period of significant economic volatility in the U.S. and one noted for its significant housing market dislocation. Such differences include:
(i) the generally higher quality borrower base (as measured by weighted average FICO scores and LTV ratios) and tighter underwriting standards (with, among other items, full-documentation required to verify borrower income and asset positions) that prevail in the current market;
(ii) the lower concentration of higher risk loan structures, such as negative amortizing, interest-only or short-termed option adjustable-rate mortgages being originated and outstanding in the current market;
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
We also perceive the house price environment in the period leading up to the COVID-crisis to be anchored by more balanced market fundamentals than that in the period leading up to the 2008 Financial Crisis. We believe the 2008 Financial Crisis was directly precipitated by irresponsible behavior in the housing market in which home prices were driven to unsustainable heights (a so-called "bubble"). We see a causal link between the housing market and the 2008 Financial Crisis that we do not see in the COVID-19 outbreak, and we believe this will further contribute to housing market stability through the COVID-19 pandemic.
We anticipate that total purchase mortgage origination volume will grow compared to what it otherwise would have been as house prices remain stable (and potentially continue to increase) and purchase transaction volume expands with COVID-19 spurring increased demand for homeownership. We also expect total refinancing origination volume will increase significantly as declining mortgage rates create continued refinancing opportunities for existing borrowers.
Growth in total mortgage origination volume increases the addressable market for the U.S. mortgage insurance industry, while accelerated refinancing activity increases prepayment speed on outstanding insured mortgages. In this context, we anticipate total U.S. mortgage insurance industry new insurance written (NIW) volume will increase, potentially to record levels, while we expect the persistency of existing in-force insured risk across the industry will decline precipitously.
While we currently observe broad resiliency in the housing and high-LTV mortgage markets and, for the reasons discussed above, expect this trend to continue in the near term, the ultimate impact of COVID-19 remains highly uncertain. See Item 1A, "Risk Factors - The COVID-19 outbreak could materially adversely affect our business, results of operations and financial condition."
Potential Impact on NMI's Business Performance and Financial Position
Operations
We had 269 employees at June 30, 2020, including 125 who typically work at our corporate headquarters in Emeryville, CA and 144 who typically work from home in locations across the country. In response to the COVID-19 outbreak, we activated our business continuity program and instituted additional work-from-home practices for our 125 Emeryville-based staff. We have transitioned our operations seamlessly and continue to positively engage with customers on a remote basis. Our IT environment, underwriting capabilities, policy servicing platform and risk architecture have continued without interruption, and our internal control environment and internal controls over financial reporting are unchanged. We have achieved this transition without incurring additional capital expenditures or operating expenses and we believe our current operating platform can continue to support our newly distributed needs for an extended period without further investment beyond that planned in the ordinary course.
New Business Production
Our NIW has expanded significantly in past periods, driven by growth in the overall mortgage insurance market and the success we have had further developing our customer franchise. During the three-year period between January 1, 2017 and December 31, 2019, we activated 340 new lenders, growing our franchise by over 45%, and successfully deepened our engagement with many existing customers. In the same period, total U.S. mortgage insurance NIW volume increased by 19% annually - peaking at $384 billion for the year-ended December 31, 2019. Notwithstanding the recent gains and the customer success we have achieved, we initially expected that the onset of COVID-19 would cause our total NIW volume (and total U.S. mortgage insurance industry volume) to decline. Our initial expectations have not borne out – the broad resiliency of the housing market and increased demand for homeownership now being observed are driving record volume for us and the broader U.S. mortgage insurance industry.
We wrote $13.1 billion of NIW during the three months ended June 30, 2020, up 16% compared to the three months ended March 31, 2020. We now expect our NIW volume and total U.S. mortgage insurance industry production will continue to grow in 2020, with the potential for total market production and our NIW volume to reach record levels.
We have broadly defined underwriting standards and loan-level eligibility criteria that are designed to limit our exposure to higher risk loans, and have used Rate GPS to actively shape the mix of our new business production and insured portfolio by, among other risk factors, borrower FICO score, debt-to-income (DTI) ratio and LTV ratio. At June 30, 2020, the weighted average FICO score of our IIF was 752 and we had a 4% mix of below 680 FICO score risk. Similarly, at June 30, 2020, the weighted average LTV ratio (at origination) of our insured portfolio was 91.8% and we had a 9% mix of 97% LTV risk. In the weeks following the outbreak of COVID-19, we adopted changes to our underwriting guidelines, including changes to our loan documentation requirements, asset reserve requirements, employment verification process and income continuance determinations, which we expect will further strengthen the credit risk profile of our new business production.
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
Delinquency Trends and Claims Expense
We had 10,816 defaulted loans in our primary insured portfolio at June 30, 2020, which represented a 2.90% default rate against our 372,934 total policies in-force. Our default population has increased significantly as borrowers have faced increasing challenges related to the COVID-19 outbreak and chosen to access the forbearance program for federally backed loans codified under the CARES Act or other similar assistance programs made available by private lenders. We expect our default population will grow in future periods as additional borrowers who have accessed forbearance programs and paused their monthly mortgage payments age into default status. At June 30, 2020, 28,555 or 7.7% of the loans we insured in our primary portfolio were enrolled in a forbearance program, including 9,502 of the loans in our default population, 6,752 loans that had missed at least one payment, but not progressed into default status and 12,301 additional loans that were fully performing without any missed payments. As of July 31, 2020, our default population had increased to 14,175, representing a 3.8% default rate.
We establish reserves for claims and allocated claim expenses when we are notified that a borrower is in default. The size of the reserve we establish for each defaulted loan (and by extension our aggregate reserve and claims expense) will reflect our best estimate of the future claim payment to be made under each individual policy. Our future claims exposure is a function of the number of delinquent loans that progress to claim payment (which we refer to as frequency) and the amount to be paid to settle such claims (which we refer to as severity). Our estimates of claims frequency and severity are not formulaic, rather they are broadly synthesized based on historical observed experience for similarly situated loans and assumptions about future macroeconomic factors.
We generally observe that forbearance programs are an effective tool to bridge dislocated borrowers from a time of acute stress to a future date when they can resume timely payment of their mortgage obligations. The effectiveness of forbearance programs is enhanced by the availability of various repayment and loan modification options, which allow borrowers to amortize, or in certain instances fully defer the payments otherwise due during the forbearance period, over an extended length of time. In response to the onset of the COVID-19 outbreak, the GSEs have introduced new repayment and loan modification options to further assist borrowers with their transition out of forbearance and back into performing status. Our reserve setting process considers the beneficial impact of forbearance, foreclosure moratorium and other assistance programs available to defaulted borrowers. At June 30, 2020, we established lower reserves for defaults that we consider to be connected to the COVID-19 outbreak given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs.
Our master policies require insureds to file a claim no later than 60-days after completion of a foreclosure, and in connection with the claim, the insured is generally entitled to include in the claim amount (i) interest (capped at three years) and (ii) certain advances, each as incurred through the date the claim is filed. Under our master policies, a national foreclosure moratorium of the type currently required will not limit the amount of accrued interest (subject to the three-year limit) or advances that may be included in the claim amount. If the duration of the current foreclosure moratorium mandated by the GSEs is extended beyond August 31, 2020 for an extended period of time, loans in our default inventory, including those with defaults unrelated to the COVID-19 crisis that had not yet gone through foreclosure, may remain in a pre-foreclosure default status for a prolonged period of time, which would delay our receipt of certain claims for loans that do not cure and could increase the severity of claims we may ultimately be required to pay after the moratorium is lifted.
Regulatory Capital Position
As an approved mortgage insurer and Wisconsin-domiciled carrier, we are required to satisfy financial and/or capitalization requirements stipulated by each of the GSEs and the Wisconsin OCI.
The financial requirements stipulated by the GSEs are outlined in the PMIERs. Under the PMIERs, we must maintain available assets that are equal to or exceed a minimum risk-based required asset amount, subject to a minimum floor of $400 million. At June 30, 2020, we reported $1,656 million available assets against $1,048 million risk-based required assets for a $609 million of "excess" funding position. The capital relief we expect to receive in connection with our 2020 ILN Transaction is not included in our PMIERs position as of June 30, 2020, as the transaction was completed after quarter end. In future periods, the 2020 ILN Transaction will bolster our "excess" PMIERs funding position, subject to GSE approvals.
The risk-based required asset amount under PMIERs is determined at an individual policy-level based on the risk characteristics of each insured loan. Loans with higher risk factors, such as higher LTVs or lower borrower FICO scores, are assessed a higher charge. Non-performing loans that have missed two or more payments are generally assessed a significantly higher charge than performing loans, regardless of the underlying borrower or loan risk profile; however, special consideration is given under PMIERs to loans that are delinquent on homes located in an area declared by the Federal Emergency Management Agency (FEMA) to be a Major Disaster zone. In June 2020, the GSEs issued additional guidance on the risk-based treatment of loans affected by the COVID-19 crisis. Under the revised guidance, non-performing loans that are subject to a forbearance program granted in response to a financial hardship related to COVID-19 will benefit from a permanent 70% risk-based required asset haircut for the duration of the forbearance period and subsequent repayment plan or trial modification period.
Our PMIERs minimum risk-based required asset amount is also adjusted for our reinsurance transactions (as approved by the GSEs). Under our quota share reinsurance treaties, we receive credit for the PMIERs risk-based required asset amount on ceded RIF. As our gross PMIERs risk-based required asset amount on ceded RIF increases, our PMIERS credit for ceded RIF automatically increases as well (in an unlimited amount). Under our ILN transactions, we generally receive credit for the PMIERs risk-based required asset amount on ceded RIF to the extent such requirement is within the subordinated coverage (excess of loss detachment threshold) afforded by the transaction. We have structured our ILN transactions to be overcollateralized, such that there are more ILN notes outstanding and cash held in trust than we currently receive credit for under the PMIERs. To the extent our PMIERs risk-based required asset amount on RIF ceded under the ILN transactions grows, we receive increased PMIERs credit under the treaties. The increasing PMIERs credit we receive under the ILN treaties is further enhanced by their delinquency lockout triggers. In the event of certain credit enhancement or delinquency events, the ILN notes stop amortizing and the cash held in trust is secured for our benefit (a Lock-Out Event). As the underlying RIF continues to run-off, this has the effect of increasing the overcollateralization within, and excess PMIERs capacity provided by, each ILN structure.
Effective June 25, 2020, a Lock-Out Event was deemed to have occurred for each of the 2017, 2018 and 2019 ILN Transactions and the amortization of reinsurance coverage, and distribution of collateral assets and amortization of insurance-linked notes was suspended for each ILN Transaction. The amortization of reinsurance coverage, distribution of collateral assets and amortization of insurance-linked notes will remain suspended for the duration of the Lock-Out Event for each ILN Transaction, and during such period the overcollateralization within and PMIERs capacity provided by each ILN Transaction will grow as assets are preserved in the applicable reinsurance trust account.
The following table provides detail on the level of overcollateralization of each of our ILN Transactions at June 30, 2020:

($ values in thousands)	2017 ILN Transaction	2018 ILN Transaction	2019 ILN Transaction
Ceded RIF	$2,697,982	$3,233,508	$4,065,248

Current First Layer Retained Loss	122,034	123,694	123,345
Current Reinsurance Coverage	40,226	158,489	231,877
Eligible Coverage	$162,260	$282,183	$355,222
Subordinated Coverage	6.01%	8.73%	8.74%

PMIERs Charge on Ceded RIF	5.57%	7.00%	7.40%
Overcollateralization	$11,917	$55,709	$54,238

Delinquency Trigger	4.0%	4.0%	4.0%
At June 30, 2020, we had an aggregate $122 million of overcollateralization available across the 2017, 2018 and 2019 ILN Transactions to absorb an increase in the PMIERs risk-based required asset amount on ceded RIF. Assuming the Lock-Out Events remain in effect for each transaction and our underlying RIF continues to run-off at the same rate as it did during the month ended June 30, 2020, we estimate that our total overcollateralization would increase by up to approximately $80 million per quarter.
Our PMIERs funding requirement will go up in future periods based on the volume and risk profile of our new business production, and performance of our in-force insurance portfolio. We estimate, however, that we will remain in compliance with our PMIERs asset requirements even if the forbearance-driven default rate on our in-force portfolio materially exceeds its current level, given our $609 million excess available asset position at June 30, 2020, the nationwide applicability of the 70% haircut on delinquent policies affected by the COVID-19 crisis, the increasing PMIERs relief automatically provided under each of our quota share treaties and 2017, 2018, and 2019 ILN Transactions and additional risk protection and PMIERs capacity provided under our newly announced 2020 ILN and QSR Transactions.
NMIC is also subject to state regulatory minimum capital requirements based on its RIF. Formulations of this minimum capital vary by state, however, the most common measure allows for a maximum ratio of RIF to statutory capital (commonly referred to as "risk-to-capital" or "RTC") of 25:1. The RTC calculation does not assess a different charge or impose a different threshold RTC limit based on the underlying risk characteristics of the insured portfolio. Non-performing loans are treated the same as performing loans under the RTC framework. As such, the PMIERs generally imposes a stricter financial requirement than the state RTC standard, and we expect this to remain the case in the aftermath of the COVID-19 outbreak.

Liquidity
We evaluate our liquidity position at both a holding company (NMIH) and primary operating subsidiary (NMIC) level. As of June 30, 2020, we had $1.9 billion of consolidated cash and investments, including $76 million of cash and investments at NMIH.
On June 8 2020, NMIH completed the sale of 15.9 million shares of common stock, including the exercise of a 15% overallotment option, and raised proceeds of approximately $220 million, net of underwriting discounts, commissions and other direct offering expenses. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 10, Common Stock." On June 19, 2020, NMIH also completed the sale of its $400 million aggregate principal amount of senior secured notes, raising net proceeds of $244 million after giving effect to offering expenses and the repayment of the principal amount outstanding under our $150 million 2018 Term Loan. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt." NMIH contributed approximately $445 million of capital to NMIC following completion of its respective Notes and common stock offerings.
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
NMIH's principal liquidity demands include funds for the payment of (i) certain corporate expenses, (ii) certain reimbursable expenses of our insurance subsidiaries, including NMIC, and (iii) principal and interest as due on our outstanding debt. NMIH generates cash interest income on its investment portfolio and benefits from tax, expense-sharing and debt service agreements with its subsidiaries. Such agreements have been approved by the Wisconsin OCI and provide for the reimbursement of substantially all of NMIH's annual cash expenditures. While such agreements are subject to revocation by the Wisconsin OCI, we do not expect such action to be taken at this time. The Wisconsin OCI has refreshed its approval of the debt service agreement providing for the additional reimbursement by NMIC of interest expense due on our newly issued Notes and 2020 Revolving Credit Facility.
NMIC's principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At June 30, 2020, NMIC had $1.7 billion of cash and investments, including $433 million of cash and equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended June 30, 2020, NMIC generated $237 million of cash flow from operations and received an additional $437 million of cash flow on the maturity, sale and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC's principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC's only use of cash that develops along an unscheduled path is claims payments. Given the breadth and duration of forbearance programs available to borrowers, separate foreclosure moratoriums that have been enacted at a local, state and federal level, and the general duration of the default to foreclosure to claim cycle, we do not expect NMIC to pay meaningful cash claims in the near-term.
Premiums paid to NMIC on monthly policies are generally collected and remitted by loan servicers. We have noted the broad discussion about the liquidity challenges loan servicers may themselves face in the event of widespread borrower utilization of forbearance programs. We do not currently believe that loan servicer liquidity issues will have a material impact on NMIC's premium receipts or liquidity profile. Loan servicers are contractually obligated to advance mortgage insurance premiums in a timely manner, even if the underlying borrowers fail to remit their monthly mortgage payments.In June 2020, the GSEs issued guidance to the PMIERs that, among other items, requires us to notify them of our intent to cancel coverage on policies for which servicers have failed to make timely premium payments so that the GSEs can pay the premiums directly to us and preserve the mortgage insurance coverage. Through June 30, 2020, we did not see any notable changes in servicer payment practices, with servicers generally continuing to remit monthly premium payments as scheduled, including those for policies covering loans that are in a forbearance program.
Investment portfolio
At June 30, 2020, we had $1.9 billion of cash and invested assets. Our investment strategy equally prioritizes capital preservation alongside income generation, and we have a long-established investment policy that sets conservative limits for asset types, industry sectors, single issuers and instrument credit ratings. At June 30, 2020, our investment portfolio was comprised of 100% fixed income assets with 100% of our holdings rated investment grade and our portfolio having an average rating of "A+." At June 30, 2020, our portfolio was in a $53 million aggregate unrealized gain position; it was highly liquid and highly diversified with no Level 3 asset positions and no single issuer concentration greater than 1.3%. We did not record any allowance for credit losses in the portfolio during the three months ended June 30, 2020, as we expect to recover the amortized cost basis of all securities held.
The pre-tax book yield on our investment portfolio was 2.4% for the three months ended June 30, 2020. At the onset of the COVID-19 crisis, we decided to prioritize liquidity and increased our cash and equivalent holdings as a percentage of our total portfolio. We believe such action was prudent in light of the heightened market volatility and general uncertainty developing in the early stages of the COVID-19 pandemic; however, it contributed to a decline in our pre-tax book yield during the quarter. We have since redeployed much of our excess liquidity position and expect net investment income to rebound in the future.
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
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of June 30, 2020 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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
Quota share reinsurance
NMIC is a party to three outstanding quota share reinsurance treaties – the 2016 QSR Transaction, effective September 1, 2016, the 2018 QSR Transaction, effective January 1, 2018, and 2020 QSR Transaction, effective April 1, 2020. Under each of the QSR Transactions, NMIC cedes a proportional share of its risk on eligible policies written during a discrete period to panels of third-party reinsurance providers. Each of the third-party reinsurance providers has an insurer financial strength rating of A- or better by S&P, A.M. Best or both.
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
Under the terms of the 2020 QSR Transaction, NMIC cedes premiums earned related to Eligible Policies written from April 1, 2020 through December 31, 2020, in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 20% ceding commission, and a profit commission of up to 50% that varies directly and inversely with ceded claims. At the time the 2020 QSR Transaction agreement was executed, NMIC ceded premiums earned related to 10.5% of the risk on the Eligible Policies, and subsequent to the execution of the agreement, we engaged additional reinsurance counterparties and increased the cession under the 2020 QSR Transaction to 21.0% of the risk on the Eligible Policies, subject in all respects to the terms of the agreement. Financial results for the three and six months ended June 30, 2020~~,~~ reflect the initial 10.5% cession rate under the 2020 QSR Transaction.
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
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease from the inception of each agreement over a ten-year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled. As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction note-holders as amortization of the outstanding insurance-linked note principal balances occurs. The outstanding reinsurance coverage amounts stop amortizing, and the collateral distribution to ILN Transaction note-holders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event). Effective June 25, 2020, a Lock-Out Event was deemed to have occurred for each of the 2017, 2018 and 2019 ILN Transactions and the amortization of reinsurance coverage, and distribution of collateral assets and amortization of insurance-linked notes was suspended for each ILN Transaction. The amortization of reinsurance coverage, distribution of collateral assets and amortization of insurance-linked notes will remain suspended for the duration of the Lock-Out Event for each ILN Transaction, and during such period assets will be preserved in the applicable reinsurance trust account to collateralize the excess-of-loss reinsurance coverage provided to NMIC.
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each of the ILN Transactions. Current amounts are presented as of June 30, 2020.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2017 ILN Transaction	May 2, 2017	1/1/2013 - 12/31/2016	$211,320	$40,226	$126,793	$122,034
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	264,545	158,489	125,312	123,694
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	231,877	123,424	123,345

(1) NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure, and cedes reserves for incurred claims and claims expenses to each applicable ILN Transaction and recognizes a reinsurance recoverable if such incurred claims and claims expenses exceed its current first layer retained loss.
In July 2020, NMIC secured $322.1 million of aggregate excess-of-loss reinsurance coverage at inception for an existing portfolio of policies written from July 1, 2019 and March 31, 2020, through a mortgage insurance-linked notes offering by Oaktown Re IV. The reinsurance coverage amount under the terms of the 2020 ILN Transaction decreases from $322.1 million at inception over a ten-year period as the underlying covered mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled. The outstanding reinsurance coverage amount will begin amortizing after an initial period in which a target level of credit enhancement is obtained. For the reinsurance coverage period, NMIC retains the first layer of $169.5 million of aggregate losses and Oaktown Re IV then provides second layer coverage up to the outstanding reinsurance coverage amount.

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

Primary and pool IIF and NIW	As of and for the three months ended				For the six months ended
	June 30, 2020		June 30, 2019		June 30, 2020	June 30, 2019
	IIF	NIW	IIF	NIW	NIW
	(In Millions)
Monthly	$82,848	$11,885	$63,922	$11,067	$22,346	$17,278
Single	16,057	1,239	17,786	1,112	2,075	1,814
Primary	98,905	13,124	81,708	12,179	24,421	19,092

Pool	2,340	—	2,758	—	—	—
Total	$101,245	$13,124	$84,466	$12,179	$24,421	$19,092

For the three and six months ended June 30, 2020, NIW increased 8% and 28%, respectively, compared to the three and six months ended June 30, 2019, primarily due to growth in our monthly and single premium policy production tied to increased penetration of existing customer accounts and new customer account activations, as well as growth in the size of the total mortgage insurance market NIW volume.
For the three months ended June 30, 2020, monthly premium polices accounted for 91% of our NIW. As of June 30, 2020, monthly premium policies accounted for 84% of our primary IIF, as compared to 78% at June 30, 2019. We expect the break-down of monthly premium policies and single premium policies (which we refer to as "mix") in our primary IIF will continue to trend toward an increased monthly mix over time given the composition of our NIW.
Total IIF increased 20% as of June 30, 2020 compared to June 30, 2019, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of our in-force policies. Our persistency rate decreased to 64% at June 30, 2020 from 86% at June 30, 2019, reflecting the impact of increased refinancing activity tied to record low interest rates.
The following table presents net premiums written and earned for the periods indicated.

Primary and pool premiums written and earned	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In Thousands)
Net premiums written	$90,109	$82,609	$181,480	$154,532
Net premiums earned	98,944	83,249	197,661	157,118
For the three and six months ended June 30, 2020, net premiums written increased 9% and 17%, respectively, and net premiums earned increased 19% and 26%, respectively, compared to the three and six months ended June 30, 2019. The increases in net premiums written and earned are primarily due to the growth of our IIF and increased monthly policy production, partially offset by increased cessions under the 2018 QSR Transaction tied to the growth of our direct premium volume and the inception of the 2019 ILN Transaction and 2020 QSR Transaction. Net premiums earned grew at an accelerated pace compared to net premiums written due to the amortization of unearned premiums and contribution of single premium policy cancellations, partially offset by new single premium policy originations.
Pool premiums written and earned for the three and six months ended June 30, 2020 and 2019, were $0.7 million and $1.4 million, and $0.8 million and $1.6 million, respectively, before giving effect to the 2016 QSR Transaction, under which all of our written and earned pool premiums are ceded. A portion of ceded pool premiums written and earned are recouped through profit commission.

Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	($ Values In Millions, except as noted below)
New insurance written	$13,124	$11,297	$11,949	$14,100	$12,179
Percentage of monthly premium	91%	93%	93%	92%	91%
Percentage of single premium	9%	7%	7%	8%	9%
New risk written	$3,260	$2,897	$3,082	$3,651	$3,183
Insurance-in-force (1)	98,905	98,494	94,754	89,713	81,708
Percentage of monthly premium	84%	83%	81%	80%	78%
Percentage of single premium	16%	17%	19%	20%	22%
Risk-in-force (1)	$25,238	$25,192	$24,173	$22,810	$20,661
Policies in force (count) (1)	372,934	376,852	366,039	350,395	324,876
Average loan size ($ value in thousands) (1)	$265	$261	$259	$256	$252
Coverage percentage (2)	25.5%	25.6%	25.5%	25.4%	25.3%
Loans in default (count) (1)	10,816	1,449	1,448	1,230	1,028
Percentage of loans in default (1)	2.90%	0.38%	0.40%	0.35%	0.32%
Risk-in-force on defaulted loans (1)	$799	$84	$84	$70	$58
Average premium yield (3)	0.40%	0.41%	0.41%	0.43%	0.43%
Earnings from cancellations	$15.5	$8.6	$8.0	$7.4	$4.5
Annual persistency (4)	64.1%	71.7%	76.8%	82.4%	86.0%
Quarterly run-off (5)	12.9%	8.0%	7.7%	7.5%	5.1%
(1) Reported as of the end of the period.
(2) Calculated as end of period RIF divided by end of period IIF.
(3) Calculated as net premiums earned divided by average primary IIF for the period, annualized.
(4) Defined as the percentage of IIF that remains on our books after a given 12-month period.
(5) Defined as the percentage of IIF that is no longer on our books after a given three month period.
        The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In Millions)
IIF, beginning of period	$98,494	$73,234	$94,754	$68,551
NIW	13,124	12,179	24,421	19,092
Cancellations, principal repayments and other reductions	(12,713)	(3,705)	(20,270)	(5,935)
IIF, end of period	$98,905	$81,708	$98,905	$81,708

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
The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of June 30, 2020		As of June 30, 2019
	IIF	RIF	IIF	RIF
	(In Millions)
June 30, 2020	$23,949	$6,039	$—	$—
2019	34,658	9,017	18,745	4,892
2018	14,322	3,643	24,344	6,177
2017	11,548	2,877	17,512	4,319
2016	9,595	2,428	13,903	3,454
2015 and before	4,833	1,234	7,204	1,819
Total	$98,905	$25,238	$81,708	$20,661
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
In response to the outbreak of COVID-19, we have adopted changes to our underwriting guidelines, including changes to our loan documentation requirements, asset reserve requirements, employment verification process and income continuance determinations, which we expect will further strengthen the credit risk profile of our new business production.
The tables below present our primary NIW by FICO, LTV and purchase/refinance mix for the periods indicated. We calculate the LTV of a loan as the percentage of the original loan amount to the original purchase value of the property securing the loan.

Primary NIW by FICO	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In Millions)
>= 760	$8,052	$5,627	$14,342	$8,684
740-759	1,866	2,165	3,481	3,389
720-739	1,607	1,785	3,186	2,829
700-719	959	1,337	1,997	2,129
680-699	514	891	1,079	1,444
<=679	126	374	336	617
Total	$13,124	$12,179	$24,421	$19,092
Weighted average FICO	762	751	760	751

Primary NIW by LTV	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In Millions)
95.01% and above	$547	$971	$1,268	$1,540
90.01% to 95.00%	5,385	5,931	10,394	9,355
85.01% to 90.00%	5,067	4,085	9,149	6,326
85.00% and below	2,125	1,192	3,610	1,871
Total	$13,124	$12,179	$24,421	$19,092
Weighted average LTV	90.7%	92.0%	91.0%	92.1%

Primary NIW by purchase/refinance mix	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In Millions)
Purchase	$7,776	$10,697	$15,767	$17,080
Refinance (1)	5,348	1,482	8,654	2,012
Total	$13,124	$12,179	$24,421	$19,092

The tables below present our total primary IIF and RIF by FICO and LTV and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of
	June 30, 2020		June 30, 2019
	($ Values In Millions)
>= 760	$48,898	49%	$37,830	46%
740-759	15,764	16	13,731	17
720-739	13,882	14	11,388	14
700-719	10,228	10	9,028	11
680-699	6,657	7	6,045	7
<=679	3,476	4	3,686	5
Total	$98,905	100%	$81,708	100%

Primary RIF by FICO	As of
	June 30, 2020		June 30, 2019
	($ Values In Millions)
>= 760	$12,433	49%	$9,551	46%
740-759	4,031	16	3,499	17
720-739	3,585	14	2,904	14
700-719	2,625	10	2,286	11
680-699	1,706	7	1,524	8
<=679 (1)	858	4	897	4
Total	$25,238	100%	$20,661	100%

Primary IIF by LTV	As of
	June 30, 2020		June 30, 2019
	($ Values In Millions)
95.01% and above	$8,453	9%	$7,925	10%
90.01% to 95.00%	45,862	46	38,371	47
85.01% to 90.00%	32,603	33	25,099	31
85.00% and below	11,987	12	10,313	12
Total	$98,905	100%	$81,708	100%

Primary RIF by LTV	As of
	June 30, 2020		June 30, 2019
	($ Values In Millions)
95.01% and above	$2,387	9%	$2,145	10%
90.01% to 95.00%	13,463	53	11,206	54
85.01% to 90.00%	7,985	32	6,108	30
85.00% and below	1,403	6	1,202	6
Total	$25,238	100%	$20,661	100%

Primary RIF by Loan Type	As of
	June 30, 2020	June 30, 2019

Fixed	98%	98%
Adjustable rate mortgages
Less than five years	—	—
Five years and longer	2	2
Total	100%	100%
The table below presents selected primary portfolio statistics, by book year, as of June 30, 2020.

	As of June 30, 2020
Book year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values in Millions)
2013	$162	$17	10%	655	98	1	1	0.3%	0.3%	1.0%
2014	3,451	649	19%	14,786	3,633	117	46	4.2%	1.1%	3.2%
2015	12,422	4,167	34%	52,548	20,466	559	106	3.4%	1.3%	2.7%
2016	21,187	9,595	45%	83,626	42,628	1,385	107	3.1%	1.8%	3.2%
2017	21,582	11,548	54%	85,897	51,702	2,132	65	5.2%	2.6%	4.1%
2018	27,295	14,322	52%	104,043	62,237	2,732	37	8.4%	2.7%	4.4%
2019	45,141	34,658	77%	148,423	119,696	3,357	3	12.5%	2.3%	2.8%
2020	24,421	23,949	98%	73,653	72,474	533	—	8.5%	0.7%	0.7%
Total	$155,661	$98,905		563,631	372,934	10,816	365
(1) Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.
(2) Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.
(3) Calculated as the number of loans in default divided by number of policies in force.

Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the periods indicated. As of June 30, 2020, our RIF continues to be modestly more concentrated in California, primarily as a result of the size of the California mortgage market relative to the rest of the country and the location and timing of our acquisition of new customers. The distribution of our primary RIF as of June 30, 2020 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of
	June 30, 2020	June 30, 2019
California	11.3%	12.3%
Texas	8.1	8.2
Florida	6.2	5.4
Virginia	5.4	5.2
Illinois	4.0	3.6
Colorado	3.8	3.4
Pennsylvania	3.6	3.6
Maryland	3.5	3.3
Washington	3.4	3.0
Massachusetts	3.4%	2.8%
Total	52.7%	50.8%

Insurance Claims and Claim Expenses
Insurance claims and claim expenses incurred represent estimated future payments on newly defaulted insured loans and any change in our claim estimates for previously existing defaults. Claims incurred are generally affected by a variety of factors, including the macroeconomic environment, national and regional unemployment trends, changes in housing values, borrower risk characteristics, LTV ratios and other loan level risk attributes, the size and type of loans insured, and the percentage of coverage on insured loans.
Reserves for claims and allocated claim expenses are established for mortgage loans in default. A loan is considered to be in default as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as IBNR. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees and other general expenses of administering the claim settlement process. Reserves are not established for future claims on insured loans which are not currently reported or which we estimate are not currently in default.
Reserves are established by estimating the number of loans in default that will result in a claim payment, which is referred to as claim frequency, and the amount of the claim payment expected to be paid on each such loan in default, which is referred to as claim severity. Claim frequency and severity estimates are established based on historical observed experience regarding certain loan factors, such as age of the default, cure rates, size of the loan and estimated change in property value. Reserves are released the month in which a loan in default is brought current by the borrower, which is referred to as a cure. Adjustments to reserve estimates are reflected in the period in which the adjustment is made. Reserves are also ceded to reinsurers under the QSR Transactions and ILN Transactions, as applicable under each treaty. We have not yet ceded any reserves under the ILN Transactions as incurred claims and claims expenses on each respective reference pool remain within our retained coverage layer of each transaction. Our pool insurance agreement with Fannie Mae contains a claim deductible through which Fannie Mae absorbs specified losses before we are obligated to pay any claims. We have not established any claims or claim expense reserves for pool exposure to date.
The actual claims we incur as our portfolio matures are difficult to predict and depend on the specific characteristics of our current in-force book (including the credit score and DTI of the borrower, the LTV ratio of the mortgage and geographic concentrations, among others), as well as the risk profile of new business we write in the future. In addition, claims experience will be affected by macroeconomic factors such as housing prices, interest rates, unemployment rates and other events, such as natural disasters or global pandemics, and any federal, state or local governmental response thereto.

Our reserve setting process considers the beneficial impact of forbearance, foreclosure moratorium and other assistance programs available to defaulted borrowers. We generally observe that forbearance programs are an effective tool to bridge dislocated borrowers from a time of acute stress to a future date when they can resume timely payment of their mortgage obligations. The effectiveness of forbearance programs is enhanced by the availability of various repayment and loan modification options which allow borrowers to amortize or, in certain instances, outright defer payments otherwise due during the forbearance period over an extended length of time.
In response to the COVID-19 outbreak, politicians, regulators, lenders, loan servicers and others have offered extraordinary assistance to dislocated borrowers through, among other programs, the forbearance, foreclosure moratorium and other assistance programs codified under the CARES Act. The FHFA and GSEs have offered further assistance by introducing new repayment and loan modification options to assist borrowers with their transition out of forbearance programs and default status. At June 30, 2020, we established lower reserves for defaults that we consider to be connected to the COVID-19 outbreak, given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs.
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses.

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In Thousands)
Beginning balance	$29,479	$15,537	$23,752	$12,811
Less reinsurance recoverables (1)	(6,193)	(3,678)	(4,939)	(3,001)
Beginning balance, net of reinsurance recoverables	23,286	11,859	18,813	9,810

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	34,958	3,492	42,516	7,401
Prior years (3)	(624)	(569)	(2,485)	(1,735)
Total claims and claim expenses incurred	34,334	2,923	40,031	5,666

Less claims paid:
Claims and claim expenses paid:
Current year (2)	39	—	39	—
Prior years (3)	1,985	674	3,209	1,368
Reinsurance terminations (4)	—	(549)	—	(549)
Total claims and claim expenses paid	2,024	125	3,248	819

Reserve at end of period, net of reinsurance recoverables	55,596	14,657	55,596	14,657
Add reinsurance recoverables (1)	14,307	3,775	14,307	3,775
Ending balance	$69,903	$18,432	$69,903	$18,432
(1) Related to ceded losses recoverable under the QSR Transactions. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance" for additional information.
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

The "claims incurred" section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. The amount of claims incurred for current year defaults represents the estimated amount of claims and claim expenses to be ultimately be paid on such loans. The decreases during the periods presented in reserves held for prior year defaults represent favorable development and are generally the result of the curing of previously reported defaults. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $16.5 million related to prior year defaults remained as of June 30, 2020.
The following table provides a reconciliation of the beginning and ending count of loans in default.

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Beginning default inventory	1,449	940	1,448	877
Plus: new defaults	9,770	546	10,282	1,120
Less: cures	(353)	(433)	(828)	(907)
Less: claims paid	(49)	(25)	(83)	(62)
Less: claims denied	(1)	—	(3)	—
Ending default inventory	10,816	1,028	10,816	1,028

The increase in the ending default inventory at June 30, 2020 compared to June 30, 2019, is primarily attributable to the COVID-19 outbreak as borrowers have faced increasing challenges and chosen to access the forbearance program for federally backed loans codified under the CARES Act and other similar assistance programs made available by private lenders. At June 30, 2020, 9,724 of our 10,816 ending default inventory were in a COVID-19 related forbearance program.
The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions and ILN Transactions, for the periods indicated.

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	($ In Thousands)
Number of claims paid (1)	49	25	83	62
Total amount paid for claims	$2,578	$788	$4,081	$1,714
Average amount paid per claim	$53	$32	$49	$28
Severity (2)	89%	77%	87%	69%
(1) Count includes one and two claims settled without payment for the three and six months ended June 30, 2020, respectively, and four and seven claims settled without payment for the three and six months ended June 30, 2019, respectively.
(2) Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.

The number of claims paid for the three and six months ended June 30, 2020 increased compared to the three and six months ended June 30, 2019, primarily due to an increase in our default inventory and the continued growth and seasoning of our insured portfolio. The timing and magnitude of future claims paid may be impacted by, among other factors, the forbearance program and foreclosure moratorium codified under the CARES Act, which may extend the timeline over which loans would otherwise progress through the default cycle to claim payment status.
Our claims severity for the three and six months ended June 30, 2020 was 89% and 87%, respectively, compared to 77% and 69% for the three and six months ended June 30, 2019, respectively. The increase in claims severity for the three and six months ended June 30, 2020 can be attributed to an increase in claims settled using the percent option instead of through third-party sales. Third-party marketing and sales of foreclosed properties, which were curtailed in the first half of 2020 due to COVID-19, often mitigate the severity of the claim payment we ultimately pay.

The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated.

Average reserve per default:	As of June 30, 2020	As of June 30, 2019
	(In Thousands)
Case (1)	$5.6	$16.4
IBNR (1)(2)	0.9	1.5
Total	$6.5	$17.9
(1) Defined as the gross reserve per insured loan in default.
(2) Amount includes claims adjustment expenses.
The average reserve per default at June 30, 2020 decreased from June 30, 2019, primarily due to new COVID-19 related defaults. At June 30, 2020, we established lower reserves that we consider to be connected to the COVID-19 outbreak given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs. While we established lower reserves per defaulted loan at June 30, 2020, our total reserve position and claims and claims expenses increased substantially as of and during the period ended June 30, 2020 due to the significant increase in the size of our default population.
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

	As of
	June 30, 2020	June 30, 2019
	(In Thousands)
Available assets	$1,656,426	$878,550
Risk-based required assets	1,047,619	782,460

Available assets were $1,656 million at June 30, 2020, compared to $879 million at June 30, 2019. In June 2020, NMIH completed the sale of 15.9 million shares of common stock raising net proceeds of approximately $220 million and the sale of the $400 million aggregate principal amount of senior secured notes. NMIH contributed approximately $445 million of capital to NMIC following completion of the Notes and equity offerings. The $778 million increase in NMIC's available assets between the periods presented was driven by the NMIH capital contribution and NMIC's positive cash flow from operations during the intervening periods.
The increase in the risk-based required asset amount between the periods presented was primarily due to the growth of our gross RIF, increase in our default inventory related to the onset of the COVID-19 pandemic, partially offset by the increased cession of risk under our third-party reinsurance agreements. See "- COVID-19 Developments," above.
LIBOR Transition
In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021, which is expected to render these widely used reference rates unavailable or unreliable. We have exposure to LIBOR-based financial instruments, such as LIBOR-based securities held in our investment portfolio. The 2020 Revolving Credit Facility and premiums paid on our ILN Transactions are also LIBOR-based. We are in the process of reviewing our LIBOR-based contracts that extend beyond 2021 and transitioning to a set of alternative reference rates. We will continue to monitor, assess and plan for the phase out of LIBOR; however, we currently do not know the impact it will have on our operations or financial results.
Capital Position of Our Insurance Subsidiaries and Financial Strength Ratings
In addition to GSE-imposed asset requirements, NMIC is subject to state regulatory minimum capital requirements based on its RIF. While formulations of this minimum capital may vary by jurisdiction, the most common measure allows for a maximum permitted RTC ratio of 25:1.
As of June 30, 2020, NMIC's performing primary RIF, net of reinsurance, was approximately $20.0 billion. NMIC ceded 100% of its pool RIF pursuant to the 2016 QSR Transaction. Based on NMIC's total statutory capital of $1.5 billion (including contingency reserves) as of June 30, 2020, NMIC's RTC ratio was 13.3:1. Re One had total statutory capital of $37 million as of June 30, 2020, and a RTC ratio of 1.3:1. We continuously monitor our compliance with state capital requirements.
In June 2020, Moody's Investors Service (Moody's) affirmed its "Baa2" financial strength rating of NMIC and its "Ba2" rating of NMIH's 2020 Revolving Credit Facility, and assigned a "Ba2" rating to the Notes. The outlook for Moody's ratings is stable. In March 2020, S&P updated its outlook from stable to negative for the mortgage insurance sector, including NMIH and NMIC's financial strength and long-term counter-party credit ratings. In June 3, 2020, S&P assigned a "BB" rating to NMIH's senior secured Notes.
Information Technology
Effective March 31, 2020, we entered into an IT services agreement with Tata Consultancy Services (TCS). Under the agreement, TCS is providing IT services over a seven-year period across such functions as application development and support, infrastructure support, (service desk, end user computing and engineering services), and information security. We expect the engagement with TCS will further our ability to provide innovative IT solutions for our internal and external constituents, while realizing cost efficiencies by leveraging TCS's global platform. In connection with the agreement, a majority of our IT employees transitioned to TCS. We have the ability to terminate the agreement at any time with 120 days' prior notice, subject to the payment of a termination fee and other obligations as specified in the agreement.
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

Consolidated Results of Operations

Consolidated statements of operations	Three months ended			Six months ended
	June 30, 2020		June 30, 2019	June 30, 2020	June 30, 2019
Revenues	($ in thousands, except for per share data)
Net premiums earned	$98,944		$83,249	$197,661	$157,118
Net investment income	7,070		7,629	15,174	15,012
Net realized investment gains (losses)	711		(113)	639	(300)
Other revenues	1,223		415	2,123	456
Total revenues	107,948		91,180	215,597	172,286
Expenses
Insurance claims and claim expenses	34,334		2,923	40,031	5,666
Underwriting and operating expenses(1)	30,370		32,190	62,647	62,990
Service expenses(1)	1,090		353	1,824	402
Interest expense	5,941		3,071	8,685	6,132
Loss (gain) from change in fair value of warrant liability	1,236		1,685	(4,723)	7,164
Total expenses	72,971		40,222	108,464	82,354

Income before income taxes	34,977		50,958	107,133	89,932
Income tax expense	8,129		11,858	22,014	17,933
Net income	$26,848		$39,100	$85,119	$71,999

Earnings per share - Basic	$0.36		$0.58	$1.20	$1.07
Earnings per share - Diluted	$0.36	(2)	$0.56	$1.11	$1.04

Loss ratio(3)	34.7%		3.5%	20.3%	3.6%
Expense ratio(4)	30.7%		38.7%	31.7%	40.1%
Combined ratio (5)	65.4%		42.2%	51.9%	43.7%

	Three months ended		Six months ended
Non-GAAP financial measures (6)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Adjusted income before tax	$38,292	$53,420	$105,035	$98,060
Adjusted net income	29,726	41,399	82,470	79,925
Adjusted diluted EPS	0.40	0.59	1.14	1.15
(1) Certain "Underwriting and operating expenses" have been reclassified as "Service expenses" in prior periods.
(2) Diluted net income for the six months ended June 30, 2020 excludes the impact of the warrant fair value change as it was anti-dilutive. For all other periods presented in the table, diluted net income equals reported net income as the impact of the warrant fair value change was dilutive.
(3) Loss ratio is calculated by dividing the insurance claims and claim expenses by net premiums earned..
(4) Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.
(5) Combined ratio may not foot due to rounding.
(6)  See "Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures," below.

Revenues
For the three and six months ended June 30, 2020, net premiums earned increased $15.7 million or 19% and $40.5 million or 26%, respectively, compared to the three and six months ended June 30, 2019. The increase is primarily due to the growth of our IIF, a rise in monthly policy production and higher single premium policy cancellations, partially offset by increased cessions under the 2018 QSR Transaction tied to the growth of our direct premium volume and the inception of the 2019 ILN Transaction and 2020 QSR Transaction.

For the three and six months ended June 30, 2020, net investment income decreased $0.6 million and $0.2 million, respectively, compared to the three and six months ended June 30, 2019. The decreases were driven by a decline in book yield partially offset by an increase in the size of our total investment portfolio. Our book yield declined for the six months ended June 30, 2020 as we prioritized liquidity and increased cash and cash equivalent positions at the onset of the COVID-19 crisis.
For the three and six months ended June 30, 2020, other revenues increased $0.8 million and $1.7 million, respectively, compared to the three and six months ended June 30, 2019. Other revenues represent underwriting fee revenue from our subsidiary, NMIS, which provides outsourced loan review services to mortgage loan originators. The growth in other revenues for the three and six months ended relates to an increase in NMIS' outsourced loan review volume. Amounts recognized in other revenues generally correspond with amounts incurred as service expenses for outsourced loan review activities in the same periods.
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
Insurance claims and claim expenses increased $31.4 million and $34.4 million for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019, as a result of an increase in defaults, driven by new defaults on insured loans impacted by COVID-19 outbreak, and an increase in the overall number of policies in our portfolio and aging of earlier book years, offset partially by the release of certain reserves related to prior year defaults.
        Underwriting and operating expenses decreased $1.8 million or 6%, and $0.3 million or 1% for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019. The decrease was primarily driven by reductions in payroll, travel and entertainment, and office administrative expenses as a result of the COVID-19 outbreak. During the three and six months ended June 30, 2020, we also incurred $0.2 million and $0.6 million of underwriting and operating expenses, respectively, related to the capital market reinsurance transaction.
Service expenses were $1.1 million and $1.8 million for the three and six months ended June 30, 2020, respectively, compared to $0.4 million for the three and six months ended June 30, 2019. Service expenses represent third-party costs incurred by NMIS in connection with the services it provides. The growth in service expenses for the three and six months ended June 30, 2020 relates to an increase in NMIS' outsourced loan review volume. Amounts incurred as service expenses generally correspond with amounts recognized in other revenues in the same periods.
Interest expense was $5.9 million and $8.7 million for the three and six months ended June 30, 2020, respectively, compared to $3.1 million and $6.1 million for the three and six months ended June 30, 2019, respectively. Interest expense for the three and six months ended June 30, 2020 includes $2.6 million of costs related to the extinguishment of the 2018 Term Loan. Interest expense for the three and six months ended June 30, 2020 benefited from a lower LIBOR indexed to the 2018 Term Loan compared to the three and six months ended June 30, 2019. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt."
Income tax expense was $8.1 million and $22.0 million for the three and six months ended June 30, 2020, respectively, compared to $11.9 million and $17.9 million for the three and six months ended June 30, 2019, respectively. Income tax expense decreased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to the decrease in our pre-tax income. Income tax expense increased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to the growth in our pre-tax income. We are subject to a 21% statutory U.S. federal corporate income tax rate. Our effective tax rate on our pre-tax income was 23.2% and 20.5% for the three and six months ended June 30, 2020, respectively, compared to 23.3% and 19.9% for the three and six months ended June 30, 2019, respectively. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year. Our effective tax rates for the three and six months ended June 30, 2020 and 2019 reflect the discrete tax effects of the vesting of RSUs and exercise of options, and the change in fair value of our warrant liability in each period. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
Net Income
Net income was $26.8 million and $85.1 million for the three and six months ended June 30, 2020, respectively, compared to $39.1 million and $72.0 million for the three and six months ended June 30, 2019, respectively. Adjusted net income was $29.7 million and $82.5 million for the three and six months ended June 30, 2020, respectively, compared to $41.4 million and $79.9 million for the three and six months ended June 30, 2019, respectively. For the three months ended June 30, 2020, the decrease in net income and adjusted net income can be attributed to an increase in total expense primarily due to increased insurance claims and claims expense resulting from the COVID-19 pandemic, partially offset by an increase in total revenue. For the six months ended June 30, 2020, the increase in net income and adjusted net income can be attributed by increases in total revenues partially offset by increased insurance claims and claims expense.
Diluted EPS was $0.36 and $1.11 for the three and six months ended June 30, 2020, respectively, compared to $0.56 and $1.04 for the three and six months ended June 30, 2019, respectively. Adjusted diluted EPS was $0.40 and $1.14 for the three and six months ended June 30, 2020, respectively, compared to $0.59 and $1.15 for the three and six months ended June 30, 2019, respectively. Fluctuations in diluted and adjusted diluted EPS for all periods shown were driven by an increase in weighted average diluted shares which is attributed to the common stock offering resulting in the sale of 15.9 million shares of common stock in June of 2020.
The non-GAAP financial measures adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
As reported	($ in thousands, except for per share data)
Income before income taxes	$34,977	$50,958	$107,133	$89,932
Income tax expense	8,129	11,858	22,014	17,933
Net income	$26,848	$39,100	$85,119	$71,999

Adjustments
Net realized investment (gains) losses	(711)	113	(639)	300
Loss (gain) from change in fair value warrant liability	1,236	1,685	(4,723)	7,164
Capital market transaction costs	2,790	664	3,264	664
Adjusted income before tax	38,292	53,420	105,035	98,060

Income tax expense on adjustments	437	163	551	202
Adjusted net income	$29,726	$41,399	$82,470	$79,925

Weighted average diluted shares outstanding	74,174	69,590	72,407	69,348
Adjusted diluted EPS	$0.40	$0.59	$1.14	$1.15
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

Consolidated balance sheets	June 30, 2020	December 31, 2019
	(In Thousands)
Total investment portfolio	$1,339,771	$1,140,940
Cash and cash equivalents	515,450	41,089
Premiums receivable	46,408	46,085
Deferred policy acquisition costs, net	63,619	59,972
Software and equipment, net	26,105	26,096
Prepaid reinsurance premiums	10,263	15,488
Reinsurance recoverable (1)	14,307	4,939
Other assets (1)	31,008	30,209
Total assets	$2,046,931	$1,364,818
Debt	$392,773	$145,764
Unearned premiums	115,236	136,642
Accounts payable and accrued expenses	104,777	39,904
Reserve for insurance claims and claim expenses	69,903	23,752
Reinsurance funds withheld	12,205	14,310
Warrant liability	2,698	7,641
Deferred tax liability, net	83,785	56,360
Other liabilities	8,517	10,025
Total liabilities	789,894	434,398
Total shareholders' equity	1,257,037	930,420
Total liabilities and shareholders' equity	$2,046,931	$1,364,818
(1) Reinsurance recoverable has been reclassified from "Other assets" in prior periods.
As of June 30, 2020, we had $1.9 billion in cash and investments, including $75.6 million held by NMIH. The increases in cash and investments from December 31, 2019 was primarily related to net proceeds of approximately $220 million from the common stock offering and net proceeds of approximately $245 million from the issuance of the Notes, both of which were completed in June 2020.
Net deferred policy acquisition costs were $63.6 million as of June 30, 2020, compared to $60.0 million as of December 31, 2019. The increase was primarily driven by growth in the number of policies written during the period and the deferral of certain costs associated with the origination of those policies, partially offset by the amortization of previously deferred acquisition costs.
Prepaid reinsurance premiums were $10.3 million as of June 30, 2020, compared to $15.5 million as of December 31, 2019. Prepaid reinsurance premiums, which represent the unearned premiums on single premium policies ceded under the 2016 QSR Transaction, decreased due to the continued amortization of previously ceded unearned premiums.
Other assets increased to $31.0 million as of June 30, 2020 from $30.2 million as of December 31, 2019. The increase in other assets was primarily driven by an increase in ceded losses recoverable associated with our QSR transactions due to an increase in defaults and reserves for insurance claims and claims expense resulting from the COVID-19 pandemic, and the capitalization of deferred debt issuance costs incurred in connection with the 2020 Revolving Credit Facility.
Unearned premiums decreased from $136.6 million as of December 31, 2019 to $115.2 million as of June 30, 2020, primarily due to the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies and the cancellation of other single premium policies, partially offset by single premium policy originations during the six months ended June 30, 2020.
Debt was $392.8 million as of June 30, 2020, compared to $145.8 million as of December 31, 2019. Debt at December 31, 2019, represented the carry value of the $150 million 2018 Term Loan, which was repaid in full during the second quarter of 2020. Debt at June 30, 2020, represented the carry value of the recently issued the Notes completed in June 2020.

Accounts payable and accrued expenses increased from $39.9 million as of December 31, 2019 to $104.8 million as of June 30, 2020, primarily due to unsettled payments from the purchase of certain investment securities, partially offset by the settlement of previously accrued compensation during the six months ended June 30, 2020.
Reserve for insurance claims and claim expenses increased from $23.8 million as of December 31, 2019 to $69.9 million as of June 30, 2020, primarily due to an increase in defaults, driven by new defaults on insured loans impacted by the COVID-19 outbreak, and an increase in the overall number of policies in our portfolio and aging of earlier book years. This was partially offset by the release of prior year reserves primarily tied to default cures. See "- Insurance Claims and Claim Expenses," above for further details.
Reinsurance funds withheld was $12.2 million as of June 30, 2020, representing the net of our ceded reinsurance premiums written, less our profit and ceding commission receivables related to the 2016 QSR Transaction. The decrease in reinsurance funds withheld of $2.1 million from December 31, 2019, relates to the continued decline in ceded premiums written on single premium policies, due to the end of the reinsurance coverage period for new business under the 2016 QSR Transaction at December 31, 2017. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance."
Warrant liability decreased from $7.6 million at December 31, 2019 to $2.7 million at June 30, 2020, primarily due to a decrease in our stock price. For further information regarding the valuation of our warrant liability and its impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 3, Fair Value of Financial Instruments."
Net deferred tax liability increased from $56.4 million as of December 31, 2019 to $83.8 million as of June 30, 2020, primarily due an increase in the claimed deductibility of our statutory contingency reserve. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Consolidated cash flows	For the six months ended June 30,
	2020	2019
Net cash provided by (used in):	(In Thousands)
Operating activities	$127,355	$87,324
Investing activities	(114,306)	(74,969)
Financing activities	461,312	(1,914)
Net increase in cash and cash equivalents	$474,361	$10,441

Net cash provided by operating activities was $127.4 million for the six months ended June 30, 2020, compared to $87.3 million for the six months ended June 30, 2019. The increase in cash generated from operating activities was primarily driven by growth in premiums written, partially offset by an increase in claims paid.
Cash used in investing activities for the periods presented was driven by the purchase of fixed and short-term maturities with cash provided by operating and, as available, financing activities, and the reinvestment of coupon payments, maturities and sale proceeds within our investment portfolio. Cash used in investing activities for the six months ended June 30, 2020, reflects, in part, the investment of net cash proceeds from the common stock and Notes offerings we completed in June 2020.
Cash provided by financing activities was $461.3 million for the six months ended June 30, 2020, compared to cash used in financing activities of $1.9 million for the six months ended June 30, 2019. Cash provided by financing activities for the six months ended June 30, 2020 reflects $220.3 million net cash proceeds raised in our 2020 common stock offering and $245.9 million net cash proceeds raised in our 2020 Notes offering.

Holding Company Liquidity and Capital Resources
NMIH serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. NMIH's principal liquidity demands include funds for: (i) payment of certain corporate expenses; (ii) payment of certain reimbursable expenses of its insurance subsidiaries; (iii) payment of the interest related to the Notes and 2020 Revolving Credit Facility; (iv) tax payments to the Internal Revenue Service; (v) capital support for its subsidiaries; and (vi) payment of dividends, if any, on its common stock. NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware law provides that dividends are only payable out of a corporation's surplus or recent net profits (subject to certain limitations).
As of June 30, 2020, NMIH had $75.6 million of cash and investments. NMIH's principal source of net cash is investment income. NMIH also has access to $100 million of undrawn revolving credit capacity under the 2020 Revolving Credit Facility. Our insurance operating subsidiaries also have the capacity, under Wisconsin law, to pay $16.1 million of aggregate ordinary dividends to NMIH during the 12-month period ending December 31, 2020.
On June 8, 2020, NMIH completed the sale of 15.9 million shares of common stock, including the exercise of a 15% overallotment option, and raised proceeds of approximately $219.7 million, net of underwriting discounts, commissions and other direct offering expenses. In June 2020, NMIH also completed the sale of the Notes, raising net proceeds of $244.4 million after giving effect to offering expenses and the repayment of principal amount outstanding under our $150 million 2018 Term Loan. In June 2020, NMIH contributed approximately $445.4 million of capital to NMIC following completion of the Notes and equity offerings.
NMIH has entered into tax and expense-sharing agreements with its subsidiaries which have been approved by the Wisconsin OCI, with such approvals subject to change or revocation at any time. Among such agreements, the Wisconsin OCI has approved the allocation of interest expense on the Notes and $100 million 2020 Revolving Credit Facility to NMIC to the extent proceeds from such offering and facility are distributed to NMIC or used to repay, redeem or otherwise defease amounts raised by NMIC under prior credit arrangements that have previously been distributed to NMIC.
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under Wisconsin law, NMIC and Re One may pay dividends up to specified levels (i.e., "ordinary" dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts, or "extraordinary" dividends, are subject to the Wisconsin OCI's prior approval. Under Wisconsin insurance laws, an extraordinary dividend is defined as any payment or distribution that together with other dividends and distributions made within the preceding 12 months exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the 12-month period ending the preceding December 31. Since inception, NMIC and Re One have not paid any dividends to NMIH. NMIC and Re One have the capacity to pay $16.1 million of aggregate ordinary dividends to NMIH during the 12-month period ending December 31, 2020.
As an approved insurer under PMIERs, NMIC would be subject to additional restrictions on its ability to pay dividends to NMIH if it failed to meet the financial requirements prescribed by PMIERs. Approved insurers that fail to meet the PMIERs financial requirements are not permitted to pay dividends without prior approval from the GSEs. Through March 31, 2021, even if an approved insurer has an available assets surplus, approved insurers must obtain Fannie Mae's prior written approval before taking any of the following actions: a) pay dividends, make payments of principal or increase payments of interest beyond those commitments made prior to the guidance effective date associated with surplus notes issued by the approved insurer, make any other payments, unless related to expenses incurred in the normal course of business or to commitments made prior to the guidance effective date, or pledge or transfer asset(s) to any affiliate or investor, or b) enter into any new arrangements or alter any existing arrangements under tax sharing and intercompany expense-sharing agreements other than renewals and extensions of agreements in effect prior to the guidance effective date.
NMIC's capital needs depend on many factors including its ability to successfully write new business, establish premium rates at levels sufficient to cover claims and operating costs, access the reinsurance markets and meet minimum required asset thresholds under the PMIERs and minimum state capital requirements (respectively, as defined therein). NMIH may require liquidity to fund the capital needs of its insurance subsidiaries.
The Notes mature on June 19, 2025 and bear interest at a rate of 7.375%, payable semi-annually on June 1 and December 1. Our $100 million 2020 Revolving Credit Facility matures on February 22, 2023 and accrues interest at a variable rate equal to, at our discretion, (i) a base rate (as defined in the Credit Agreement, subject to a floor of 1.00% per annum) plus a margin of 0.375% to 1.875% per annum or (ii) the Eurodollar Rate (subject to a floor of 0.00% per annum) plus a margin of 1.375% to 2.875% per annum, in each case based on the applicable corporate credit rating at the time. Borrowings under the 2020 Revolving

Credit Facility may be used for general corporate purposes, including to support the growth of our new business production and operations.
Under the 2020 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of June 30, 2020, the applicable commitment fee was 0.35%.
We are subject to certain covenants under the Notes and 2020 Revolving Credit Facility. Under the Notes (and as defined in the Indenture), we are subject to a maximum debt-to-total capitalization ratio of 35%. Under the 2020 Revolving Credit Facility (as defined in the Credit Agreement), we are subject to a maximum debt-to-total capitalization ratio of 35%, a minimum liquidity requirement, compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants as of June 30, 2020.
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
Our investment portfolio is comprised entirely of fixed maturity instruments. As of June 30, 2020, the fair value of our investment portfolio was $1.3 billion. We also had an additional $515.5 million of cash and equivalents as of June 30, 2020. Pre-tax book yield on the investment portfolio for the six months ended June 30, 2020 was 2.5%. The book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. Yield on the investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our portfolio holdings and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	June 30, 2020	December 31, 2019
Corporate debt securities	55%	58%
Cash, cash equivalents, and short-term investments	28	7
Municipal debt securities	10	16
Asset-backed securities	5	15
U.S. treasury securities and obligations of U.S. government agencies	2	4
Total	100%	100%

Investment portfolio ratings at fair value (1)	June 30, 2020	December 31, 2019
AAA	32%	20%
AA(2)	13	19
A(2)	40	47
BBB(2)	15	14
Total	100%	100%
(1) Excluding certain operating cash accounts.
(2) Includes +/– ratings.

All of our investments are rated by one or more nationally recognized statistical rating organizations. If three or more ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.

Investment Securities - Allowance for credit losses
As of June 30, 2020, we did not recognize an allowance for credit loss for any security in our investment portfolio. As of June 30, 2019, we held no other-than-temporarily impaired securities. During the six months ended June 30, 2019, we recognized a $0.4 million loss in earnings related to the planned sale of a security in a loss position that was disposed of in April 2019. We did not recognize any OTTI losses for the three months ended June 30, 2019.
Off-Balance Sheet Arrangements and Contractual Obligations
We had no material off-balance sheet arrangements as of June 30, 2020. In connection with the ILN Transactions, we have certain future contractual commitments to the Oaktown Re Vehicles (special purpose variable interest entities that are not consolidated in our financial results). See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 1. Organization, Basis of Presentation and Summary of Accounting Principles."
Effective March 31, 2020, we entered into a seven-year IT services agreement with TCS under which we outsource certain IT support and expertise functions. See "- Information Technology" above for more information.
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
The carrying value of our investment portfolio as of June 30, 2020 and December 31, 2019 was $1.3 billion and $1.1 billion, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of June 30, 2020, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.61 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.61% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 4.68 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.68% in fair value of our fixed income portfolio.
We are also subject to market risk related to the Notes and the ILN Transactions. As discussed in Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt" the Notes bear interest at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on our outstanding principal.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2020 pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
The COVID-19 outbreak could materially adversely affect our business, results of operations and financial condition.

We continue to closely monitor developments related to the COVID-19 pandemic to assess its impact on our business. As a result of the COVID-19 pandemic, the U.S. federal government and certain U.S. states have adopted numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, social-distancing measures and business shut-downs. The COVID-19 pandemic and related containment measures have had, and are expected to continue to have, a substantial negative impact on nearly every sector of the U.S. economy and on the financial, capital and credit markets.
Since the outbreak of the COVID-19 pandemic, there have been a number of governmental and GSE efforts to implement programs designed to assist individuals and businesses impacted by the virus. On March 27, 2020, the U.S. Congress enacted the CARES Act. The CARES Act provides financial assistance for businesses and individuals and targeted regulatory relief for financial institutions. Among many other things, the CARES Act suspended foreclosures and evictions for at least 60 days from March 18, 2020, on mortgages purchased or securitized by the GSEs, which moratorium has been extended by the GSEs through at least August 31, 2020 and may be further extended. In addition, the CARES Act enacts into law a requirement to provide payment forbearance on mortgages to borrowers experiencing hardship during the COVID-19 emergency. Forbearance under the CARES Act allows for a mortgage payment to be suspended for up to 360 days due to hardship caused by COVID-19. The CARES Act also provides for enhanced unemployment benefits, direct aid to individuals in the form of refundable tax credit rebates and increased flexibility under retirement plans, among other things.
The GSEs, the primary purchasers of mortgages we insure, have also adopted certain measures to assist borrowers impacted by COVID-19. Consistent with the CARES Act, the GSEs will provide a forbearance plan to any borrower who requests a forbearance with an attestation of the financial hardship, directly or indirectly caused by the COVID-19 emergency; and no additional documentation other than the borrower's attestation to a financial hardship caused by the COVID-19 emergency is required. Borrowers that avail themselves of forbearance relief will not incur interest or late fees on deferred amounts. In addition, the GSEs have announced that, at the end of a forbearance plan, the affected borrower will not be required to pay back their reduced or suspended mortgage payments in one lump sum, but may be eligible for a number of different options offered by their mortgage servicer depending on their financial situation, including:
•if the borrower is unable to repay their deferred payments all at once and can afford to pay a higher monthly mortgage payment for a period of time, the borrower may be eligible for a repayment plan that allows them to repay past due amounts over a period of time;
•if the borrower can afford to resume their monthly mortgage payment, they may be eligible for a payment deferral in which missed mortgage payments are due at the sale or refinancing of the home or are moved to the end of the maturity of the loan; and
•if the borrower has a sustained reduction in income and is unable to afford their regular monthly mortgage payment, they may be eligible for a loan modification that changes the terms of the mortgage loan to enable an affordable payment, including through a change to the maturity and amortization schedule of the mortgage loan.
Due to the evolving and highly uncertain nature of this crisis, it is too soon to fully assess or predict the ultimate impact COVID-19 will have on the markets in which we operate and on our business, but we believe it will be material and could adversely affect our business, operations and financial condition. We are currently unable to estimate precisely the magnitude of the impact that the pandemic will ultimately have on our business, operations and financial condition. We believe there are or will be a range of adverse effects on our markets, customers and new business, revenues, loss development and related impacts to our capital needs, employee health and productivity, investment portfolio performance, and ability to access capital and reinsurance markets in the future if we need to. In turn, these impacts may cause changes, which also cannot be precisely determined at this time, to our estimates of future earnings and other guidance we have provided to the markets. In particular, we believe we will experience the following impacts, among others:
•Containment measures implemented to mitigate the negative effects of the pandemic could adversely impact our ability to continue to conduct our business. Although we have been able to continue operations under our business continuity program, the spread of COVID-19 could negatively impact a significant number of our employees and the availability of key personnel necessary to conduct our business activities. Such a spread or outbreak could also negatively impact the business and operations of our customers and critical third-party service providers. Further, extreme market volatility may leave us unable to react to market events in a manner consistent with our historical practices in dealing with more orderly markets.
•The COVID-19 pandemic and related containment measures could also affect the number of new mortgages available for us to insure. Our NIW volume and future revenues are significantly dependent on the volume of high-LTV loan originations. If there is a significant decline in our NIW, our future revenue could be negatively impacted.
•Mortgage delinquencies are typically affected by a variety of factors, including illness, death, unemployment and other life events, among others, many of which are likely exacerbated by the COVID-19 pandemic. While there are efforts underway to combat the spread and severity of COVID-19 and the related economic impacts, these measures may be ineffective in mitigating the spike in defaults we have received, and expect to continue to receive, as a direct result of the COVID-19 pandemic. It is unclear how many borrowers will obtain forbearance plans, the length of assistance borrowers will require, and whether borrowers will be able to resume their mortgage payments thereafter. Increases in unemployment as well as borrowers entering into forbearance plans will result in further increases in the defaults we receive in the near term. In addition, as a result of COVID-19-related relief programs, the defaults related to the pandemic, if not cured, could remain in our default inventory for a protracted period of time, potentially resulting in higher levels of claim severity for those loans that ultimately result in claims. There may be additional, extended or extensive forbearance programs or other changes in regulations or laws which may adversely impact us.
•We include a loan in our default population and establish loss reserves on such loan when we have received notice from the servicer that as of a particular payment date, the borrower has missed the preceding two or more consecutive monthly payments. In addition, PMIERs generally requires us to treat such loans as non-performing, which then increases the capital we are required to hold against such loans. Under PMIERs, non-performing loans that have missed two or more payments are generally assessed a significantly higher capital charge than performing loans. The GSEs issued PMIERs guidance, effective June 30, 2020, on the risk-based treatment of loans affected by the COVID-19 crisis (COVID Guidance). The GSEs clarified that for each non-performing loan that: i) has an initial missed payment (as defined in the COVID Guidance) occurring on or after March 1, 2020 and prior to January 1, 2021 (COVID-19 Crisis Period); or ii) is subject to a forbearance plan granted in response to a financial hardship related to COVID-19 (which shall be assumed to be the case for any loan that has an initial missed payment (as defined in the COVID Guidance) occurring during the COVID-19 Crisis Period and is subject to a forbearance plan), the PMIERs charge on such non-performing loans is adjusted by a 30% multiplier (inversely, a 70% haircut). As such, the PMIERs risk-based required asset charge for all newly delinquent loans nationwide (including those that go delinquent under a forbearance program) are reduced by 70%. Under the COVID Guidance, non-performing loans that are subject to a forbearance program granted in response to a financial hardship related to COVID-19 will benefit from a permanent risk-based required asset haircut for the duration of the forbearance period and subsequent repayment plan or trial modification period. As a result of costs incurred in connection with rising defaults associated with the COVID-19 crisis, the impact to our capital needs and incurred losses could be material and adversely impact our NIW opportunity and our business, results of operations and financial condition.
•Whether delinquencies ultimately result in claims will depend on a variety of factors, including the length of the crisis and ultimate success of forbearance, government stimulus and other initiatives established to assist homeowners with curing their delinquencies. Due to the inherent uncertainty and significant judgment involved in our assumptions when we establish loss estimates for loans in default, they may turn out to be materially inaccurate and we can provide no assurance that actual claims paid by us, if any, with respect to defaults arising from the pandemic will not be substantially more than the reserves we establish for such defaults.
•Our master policies require insureds to file a claim no later than 60-days after completion of a foreclosure, and in connection with the claim, the insured is generally entitled to include in the claim amount (i) interest (capped at three years) and (ii) certain advances, each as incurred through the date the claim is filed. Under our master policies, a national foreclosure moratorium of the type currently required will not limit the amount of accrued interest (subject to the three-year limit) or advances that may be included in the claim amount. If the duration of the current foreclosure moratorium mandated by the GSEs is continued beyond August 31, 2020 for an extended period of time, loans in our default inventory, including those with defaults unrelated to the COVID-19 crisis that had not yet gone through foreclosure, may remain in a pre-foreclosure default status for a prolonged period of time, which would delay our receipt of certain claims for loans that do not cure and could increase the severity of claims we may ultimately be required to pay after the moratorium is lifted.
•Home values could materially decline as a result of a persistent economic downturn arising from the COVID-19 pandemic. Depreciation in the values of properties underpinning our insured loans may increase the likelihood of default and negatively impact borrowers' abilities to sell their properties for amounts sufficient to cover their unpaid principal. In turn, the frequency or severity of losses we may incur would be negatively impacted.
•Servicers of our insured loans could experience liquidity impacts, which may affect their willingness and/or ability to continue to pay premiums to us. Although our master policies do not require payment of premiums after a loan has gone into default, most servicers continue to remit premiums to us to avoid a lapse in coverage if the borrower cures the default; however, in the current environment, it remains uncertain whether servicers will continue to do so. As set forth in the COVID Guidance, during the COVID-19 Crisis Period, if one or more servicers are unable to continue to remit premiums on loans in default, we, and other GSE-approved mortgage insurers, have agreed to notify the relevant GSE and give such GSE the opportunity to pay the premium to keep the coverage in force. Notwithstanding our agreement with the GSEs, if there are wide-spread servicer liquidity issues and the GSEs choose not to remit premiums, we could experience adverse impacts to our liquidity, which could be material.
•Our investment portfolio (and, specifically, the valuations of investment assets we hold) has been, and may continue to be, adversely affected as a result of market deterioration caused by the COVID-19 pandemic and uncertainty regarding its outcome.
•The COVID-19 pandemic has caused significant volatility and disruption to the financial, capital and reinsurance markets, making access to such markets difficult. To the extent that our current sources of income and capitalization are insufficient to meet GSE and state capital requirements (respectively, as defined therein) or to fund our future operations, we would need to raise additional funds through future financing activities, including through the issuance of additional debt, equity, or a combination of both, reduce our RIF, including through additional reinsurance, or curtail our growth and reduce our expenses. We can give no assurance that any such efforts to raise capital, obtain additional reinsurance or otherwise reduce our RIF would be successful. If we cannot obtain adequate capital, our business, results of operations and financial condition could be adversely affected.
For the reasons described above, it is uncertain at this time what impact the COVID-19 crisis will ultimately have on our revenues, losses, expenses, required assets under PMIERs, statutory and GAAP capital, and liquidity, and that impact may be material and adverse over time. The ultimate significance of COVID-19 on our business will depend on, among other things: the extent and duration of, and severity of illness caused by, the pandemic; the effects on the economy and the time it takes to stabilize; the extent and duration of current and future containment measures implemented by governmental authorities; current and future governmental assistance programs; and the long-term impact on the mortgage origination and mortgage insurance markets. While at this time we cannot estimate the short or long-term impacts of COVID-19 on our business, the above and other factors, including those set forth under the heading "Risk Factors" contained in our 2019 10-K could have a material adverse effect on our business, liquidity, results of operations and financial condition.
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
In 2018, the FHFA issued a proposed rule to establish a new enterprise regulatory capital framework (ECF) for the GSEs, which included provisions governing the capital relief allowed to the GSEs for loans with private MI. On May 20, 2020, the FHFA announced a re-proposal of the ECF rule for comment (2020 Proposal), which includes substantial revision to the 2018 proposed rule. The 2020 Proposal is subject to review and comment by August 30, 2020, and any determination by the FHFA or outcome on a final rule is uncertain. The 2020 version, in respect of the capital relief that would be allowed to the GSEs for loans with private MI, treats private MI more favorably than the 2018 proposal; however, until any final rule is adopted, we cannot predict the impact on us or any future implications for PMIERs.
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
4.2
Registration Rights Agreement between NMI Holdings, Inc. and FBR Capital Markets & Co., dated April 24, 2012 (incorporated herein by reference to Exhibit 4.2 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

4.3
Registration Rights Agreement by and between MAC Financial Ltd. and NMI Holdings, Inc., dated April 24, 2012 (incorporated herein by reference to Exhibit 4.3 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

4.4
Registration Rights Agreement between FBR & Co., FBR Capital Markets LT, Inc., FBR Capital Markets & Co., FBR Capital Markets PT, Inc. and NMI Holdings, Inc., dated April 24, 2012 (incorporated herein by reference to Exhibit 4.4 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

4.5
Warrant No. 1 to Purchase Common Stock of NMI Holdings, Inc. issued to FBR Capital Markets & Co., dated June 13, 2013 (incorporated herein by reference to Exhibit 4.5 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

4.6
Form of Warrant to Purchase Common Stock of NMI Holdings, Inc. issued to former stockholders of MAC Financial Ltd. (incorporated herein by reference to Exhibit 4.6 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

4.7
Indenture, dated as of June 19, 2020, among NMI Holdings, Inc., NMI Services, Inc. as the Initial Guarantor, and the Bank of New York Mellon Trust Company, N.A. as Trustee and Notes Collateral Agent (incorporated herein by reference to Exhibit 4.1 to our Form 8-K, filed on June 19, 2020)

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
Commitment Letter dated July 12, 2013 for Bulk Fannie Mae-Paid Loss-on-Sale Mortgage Insurance on the Portfolio of approximately $5.46 billion Purchased by Fannie Mae and Identified by Fannie Mae as Deal No. 2013 MIRT 01 and by the Company as Policy No. P-0001-01 (incorporated herein by reference to Exhibit 10.14 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.13
Credit Agreement, dated November 10, 2015, between NMI Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.1 to our Form 8-K, filed on November 10, 2015)

10.14
Amendment No. 1, dated February 10, 2017, to the Credit Agreement dated November 10, 2015, between NMI Holdings, Inc., the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 10, 2017)

10.15
Amendment No. 2, dated October 25, 2017, to the Credit Agreement dated November 10, 2015, between NMI Holdings, Inc., the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on October 26, 2017)

10.16
Credit Agreement, dated May 24, 2018, between NMI Holdings, Inc., the lender party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.1 to our Form 8-K, filed on May 25, 2018)

10.17
Extension Amendment, dated as of March 20, 2020, to the Company’s Credit Agreement, dated as of May 24, 2018, by and among the Company, the lender parties thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on March 20, 2020)

10.18
Joinder Agreement, dated as of March 20, 2020, to the Company’s Credit Agreement, dated as of May 24, 2018, by and among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and Citibank, N.A. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on March 20, 2020)

10.19
Amendment No. 1, dated as of May 6, 2020, to the Company's Credit Agreement, dated as of May 24, 2018, by and among the Company, the lender parties thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on May 6, 2020)

10.20 ~	NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan (incorporated herein by reference to Appendix A to our 2017 Annual Proxy Statement, filed on March 30, 2017)
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

10.32 ~
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
10.36~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Independent Directors (incorporated herein by reference to Exhibit 10.33 to our Form 10-Q, filed on May 2, 2019)

10.37~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Employees (incorporated herein by reference to Exhibit 10.34 to our Form 10-Q, filed on May 2, 2019)

10.38~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Agreement for Employees (incorporated herein by reference to Exhibit 10.35 to our Form 10-Q, filed on May 2, 2019)

10.39~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Based) (incorporated herein by reference to Exhibit 10.38 to our Form 10-Q, filed on May 7, 2020)

21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019;
(iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2020 and 2019;
(iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and
(v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

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
Date: August 5, 2020

By: /s/ Adam S. Pollitzer
Name: Adam S. Pollitzer
Title: Chief Financial Officer and Duly Authorized Signatory