Form 10-Q
period 2020-09-30
NMI Holdings, Inc.
filed 2020-11-05
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on November 3, 2020 was 84,813,362 shares.

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
•actions of existing competitors, including other private mortgage insurers and government mortgage insurers such as the Federal Housing Administration (FHA), the U.S. Department of Agriculture's Rural Housing Service (USDA) and the U.S. Department of Veterans Affairs (VA) (collectively, government MIs), and potential market entry by new competitors or consolidation of existing competitors;
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
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report on Form 10-Q, including the exhibits hereto. In addition, for additional discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner, you should review the Risk Factors in Part II, Item 1A of this Report and in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 10-K), and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, as subsequently updated in other reports we file from time to time with the U.S. Securities and Exchange Commission (SEC).
Unless expressly indicated or the context requires otherwise, the terms "we," "our," "us" and the "Company" in this document refer to NMI Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries on a consolidated basis.

PART I
Item 1. Financial Statements

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2020	December 31, 2019
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $1,624,970 and $1,113,779 as of September 30, 2020 and December 31, 2019, respectively)	$1,689,815	$1,140,940
Cash and cash equivalents (including restricted cash of $5,555 and $2,662 as of September 30, 2020 and December 31, 2019, respectively)	194,199	41,089
Premiums receivable	48,159	46,085
Accrued investment income	9,766	6,831
Prepaid expenses	4,579	3,512
Deferred policy acquisition costs, net	63,194	59,972
Software and equipment, net	28,131	26,096
Intangible assets and goodwill	3,634	3,634
Prepaid reinsurance premiums	8,014	15,488
Reinsurance recoverable (1)	17,180	4,939
Other assets (1)	15,149	16,232
Total assets	$2,081,820	$1,364,818

Liabilities
Debt	$392,987	$145,764
Unearned premiums	116,008	136,642
Accounts payable and accrued expenses	59,316	39,904
Reserve for insurance claims and claim expenses	87,230	23,752
Reinsurance funds withheld	10,364	14,310
Warrant liability, at fair value	3,135	7,641
Deferred tax liability, net	97,451	56,360
Other liabilities	7,773	10,025
Total liabilities	774,264	434,398
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 84,808,516 and 68,358,074 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively (250,000,000 shares authorized)	848	684
Additional paid-in capital	930,906	707,003
Accumulated other comprehensive income, net of tax	47,059	17,288
Retained earnings	328,743	205,445
Total shareholders' equity	1,307,556	930,420
Total liabilities and shareholders' equity	$2,081,820	$1,364,818
(1)    Reinsurance recoverable has been reclassified from "Other assets" in the prior period.

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues	(In Thousands, except for per share data)
Net premiums earned	$98,802	$92,381	$296,463	$249,499
Net investment income	8,337	7,882	23,511	22,894
Net realized investment (losses) gains	(4)	81	635	(219)
Other revenues	648	1,244	2,771	1,700
Total revenues	107,783	101,588	323,380	273,874
Expenses
Insurance claims and claim expenses	15,667	2,572	55,698	8,238
Underwriting and operating expenses(1)	33,969	32,335	96,616	95,325
Service expenses(1)	557	909	2,381	1,311
Interest expense	7,796	2,979	16,481	9,111
Loss (gain) from change in fair value of warrant liability	437	(1,139)	(4,286)	6,025
Total expenses	58,426	37,656	166,890	120,010

Income before income taxes	49,357	63,932	156,490	153,864
Income tax expense	11,178	14,169	33,192	32,102
Net income	$38,179	$49,763	$123,298	$121,762

Earnings per share
Basic	$0.45	$0.73	$1.63	$1.81
Diluted	$0.45	$0.69	$1.55	$1.75

Weighted average common shares outstanding
Basic	84,805	67,849	75,695	67,381
Diluted	85,599	70,137	76,867	69,520

Net income	$38,179	$49,763	$123,298	$121,762
Other comprehensive income, net of tax:
Unrealized gains in accumulated other comprehensive income, net of tax expense of $2,494 and $1,376 for the three months ended September 30, 2020 and 2019, respectively, and $7,655 and $8,991 for the nine months ended September 30, 2020 and 2019, respectively	9,381	5,177	28,799	33,824
Reclassification adjustment for realized losses (gains) included in net income, net of tax (benefit) expense of ($1) and $17 for the three months ended September 30, 2020 and 2019, respectively, and ($258) and ($46) for the nine months ended September 30, 2020 and 2019, respectively	3	(64)	972	173
Other comprehensive income, net of tax	9,384	5,113	29,771	33,997
Comprehensive income	$47,563	$54,876	$153,069	$155,759
(1)    Certain "Underwriting and operating expenses" have been reclassified as "Service expenses" in prior periods.
See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2019	68,358	$684	$707,003	$17,288	$205,445	$930,420
Common stock: class A shares issued related to warrant exercises	6	*	221	—	—	221
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	510	5	(3,755)	—	—	(3,750)
Share-based compensation expense	—	—	2,552	—	—	2,552
Change in unrealized investment gains/losses, net of tax benefit of $3,409	—	—	—	(12,824)	—	(12,824)
Net income	—	—	—	—	58,271	58,271
Balances, March 31, 2020	68,874	$689	$706,021	$4,464	$263,716	$974,890
Common stock: class A shares issued related to public offering	15,870	$159	$219,528	$—	$—	$219,687
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	61	*	(321)	—	—	(321)
Share-based compensation expense	—	—	2,722	—	—	2,722
Change in unrealized investment gains/losses, net of tax expense of $8,829	—	—	—	33,211	—	33,211
Net income	—	—	—	—	26,848	26,848
Balances, June 30, 2020	84,805	$848	$927,950	$37,675	$290,564	$1,257,037
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	4	*	—	—	—	—
Share-based compensation expense	—	—	2,956	—	—	2,956
Change in unrealized investment gains, net of tax expense of $2,494	—	—	—	9,384	—	9,384
Net income	—	—	—	—	38,179	38,179
Balances, September 30, 2020	84,809	$848	$930,906	$47,059	$328,743	$1,307,556

*    During the three months ended March 31, 2020, we issued 6,474 common shares with a par value of $0.01 in connection with the exercise of warrants, which is not identifiable in this schedule due to rounding. During the three months ended June 30, 2020 and September 30, 2020, we issued 61,226 and 3,750 common shares, respectively, with a par value of $0.01 in connection with the exercise of options, and vesting of restricted stock units granted under our stock plans, which are not identifiable in this schedule due to rounding.

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

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities	(In Thousands)
Net income	$123,298	$121,762
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(635)	219
(Gain) loss from change in fair value of warrant liability	(4,286)	6,025
Depreciation and amortization	7,378	6,661
Net amortization of premium on investment securities	2,116	943
Amortization of debt discount and debt issuance costs	3,600	754
Deferred income taxes	33,178	31,991
Share-based compensation expense	8,230	9,855
Changes in operating assets and liabilities:
Premiums receivable	(2,074)	(9,723)
Accrued investment income	(2,935)	(1,191)
Prepaid expenses	(1,067)	(1,472)
Deferred policy acquisition costs, net	(3,222)	(9,802)
Other assets	(81)	(8,428)
Unearned premiums	(20,634)	(13,747)
Reserve for insurance claims and claim expenses	63,478	7,694
Reinsurance recoverable	(12,241)	(1,308)
Reinsurance balances, net	2,857	529
Accounts payable and accrued expenses	18,017	(1,195)
Net cash provided by operating activities	214,977	139,567
Cash flows from investing activities
Purchase of short-term investments	(41,872)	(190,122)
Purchase of fixed-maturity investments, available-for-sale	(902,524)	(186,793)
Proceeds from maturity of short-term investments	85,689	200,105
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	346,931	66,996
Software and equipment	(9,102)	(7,449)
Net cash (used in) investing activities	(520,878)	(117,263)
Cash flows from financing activities
Proceeds from issuance of common stock related to public offering, net of issuance costs	219,687	—
Proceeds from issuance of common stock related to employee equity plans	3,407	13,733
Taxes paid related to net share settlement of equity awards	(7,465)	(14,317)
Proceeds from senior secured notes	400,000	—
Repayments of term loan	(147,750)	(1,125)
Payments of debt issuance costs	(8,868)	—
Net cash provided by (used in) financing activities	459,011	(1,709)

Net increase in cash, cash equivalents and restricted cash	153,110	20,595
Cash, cash equivalents and restricted cash, beginning of period	41,089	25,294
Cash, cash equivalents and restricted cash, end of period	$194,199	$45,889

Supplemental disclosures of cash flow information
Interest paid	$4,286	$8,060
Income taxes refunded	$76	$119
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
We have elected to present accrued interest receivable separately from available for sale securities on our consolidated balance sheet. Accrued interest receivable was $9.8 million as of September 30, 2020 and is included in "Accrued Investment Income." We have elected not to measure an allowance for credit losses for accrued interest receivable on available for sale securities. Accrued interest for available for sale securities is written off against interest income when the receivable has aged 90 days past due. We did not write off any accrued interest receivable during the three or nine months ended September 30, 2020.
Premiums Receivable
Premiums receivable consists of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the associated receivable is written off against earned premium and the related insurance policy is canceled. We recognize an allowance for credit losses for premiums receivable based on credit losses expected to arise over the life of the receivable. Due to the nature of our insurance policies (a necessary precondition for access to mortgage credit for covered borrowers) and the short duration of the related receivables, we do not typically experience credit losses against our premium receivables and did not establish an allowance for credit loss at September 30, 2020.
Premiums receivable may be written off prior to 120 days in the ordinary course of business for non-credit events including, but not limited to, the modification or refinancing of an underlying insured loan. We have established a reserve for premium write-offs based on historical experience; such reserve was deemed to be immaterial at September 30, 2020.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Under the QSR Transactions, we cede a portion of claims and claim expense reserves to our reinsurers, and account for such ceded reserves as "Reinsurance Recoverables" on the consolidated balance sheets and such ceded claims as reductions to claims expenses on the consolidated statements of operations. As of September 30, 2020, we had $17.2 million of reinsurance recoverables under the QSR Transactions. We remain directly liable for all claim payments if we are unable to collect the recoverables due from our reinsurers and, as such, we actively monitor and manage our counterparty credit exposure to our reinsurance providers. We establish an allowance for expected credit loss against our reinsurance recoverables if we do not expect to recover amounts due from one or more of our reinsurance counterparties, and report our reinsurance recoverables net of such allowance, if any. We actively monitor the counterparty credit profiles of our reinsurers and each is required to partially collateralize its obligations under the terms of our QSR Transactions. As of September 30, 2020, we did not recognize any allowance for credit loss with respect to our reinsurance recoverables.
Variable Interest Entities
    NMIC is a party to reinsurance agreements with Oaktown Re Ltd., Oaktown Re II Ltd., Oaktown Re III Ltd. and Oaktown Re IV Ltd. (special purpose reinsurance entities collectively referred to as the Oaktown Re Vehicles) effective May 2, 2017, July 25, 2018, July 30, 2019 and July 30, 2020, respectively. At inception of the respective reinsurance agreements, we determined that each of the Oaktown Re Vehicles were variable interest entities (VIEs), as defined under GAAP Accounting Standards Codification (ASC) 810, because they did not have sufficient equity at risk to finance their respective activities. We evaluated the VIEs at inception to determine whether NMIC was the primary beneficiary under each deal and, if so, whether we were required to consolidate the assets and liabilities of each VIE. The primary beneficiary of a VIE is an enterprise that (1) has the power to direct the activities of the VIE, which most significantly impact its economic performance and (2) has significant economic exposure to the VIE, i.e., the obligation to absorb losses or receive benefits that could potentially be significant. The determination of whether an entity is the primary beneficiary of a VIE is complex and requires management judgment regarding determinative factors, including the expected results of the VIE and how those results are absorbed by beneficial interest holders, as well as which party has the power to direct activities that most significantly impact the performance of the VIE. We concluded that we are not the primary beneficiary of each VIE and as such, we do not consolidate them in our consolidated financial statements.

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This update eliminates certain exceptions for recognizing deferred taxes for investments, performing intra-period allocations and calculating income taxes in interim periods. The ASU also includes guidance to reduce complexity in certain income tax areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We will adopt these updates on January 1, 2021 and do not expect them to have material impacts on our consolidated financial statements.
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
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity's Own Equity (Subtopic 815-40). This update simplifies the accounting for convertible instruments and contracts on an entity's own equity, including warrants, eliminating certain triggers for derivative accounting. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We are currently evaluating the impact the adoption of this ASU will have, if any, on our consolidated financial statements, including our warrant liability.

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
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of September 30, 2020	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$31,204	$2,393	$—	$33,597
Municipal debt securities	318,436	11,139	(24)	329,551
Corporate debt securities	1,144,217	49,583	(703)	1,193,097
Asset-backed securities	130,757	2,486	(29)	133,214
Total bonds	1,624,614	65,601	(756)	1,689,459
Short-term investments	356	—	—	356
Total investments	$1,624,970	$65,601	$(756)	$1,689,815

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2019	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$48,203	$784	$(58)	$48,929
Municipal debt securities	189,530	1,721	(1,035)	190,216
Corporate debt securities	661,719	23,373	(211)	684,881
Asset-backed securities	170,153	2,603	(114)	172,642
Total bonds	1,069,605	28,481	(1,418)	1,096,668
Short-term investments	44,174	98	—	44,272
Total investments	$1,113,779	$28,579	$(1,418)	$1,140,940
We did not own any mortgage-backed securities in our asset-backed securities portfolio at September 30, 2020 or December 31, 2019. We periodically recognize unsettled trades payable or receivable in connection with our investing activity. Unsettled trades payable represent funds due for investments purchased at period end. Unsettled trades receivable represent funds due for investments sold at period end.
The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Financial	36%	38%
Consumer	24	26
Utilities	11	9
Communications	11	10
Technology	10	7
Industrial	8	8
Energy	—	2
Total	100%	100%
As of September 30, 2020 and December 31, 2019, approximately $5.7 million and $5.5 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair value of available-for-sale securities as of September 30, 2020 and December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of September 30, 2020	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$79,742	$80,330
Due after one through five years	479,455	504,960
Due after five through ten years	912,664	947,919
Due after ten years	22,352	23,392
Asset-backed securities	130,757	133,214
Total investments	$1,624,970	$1,689,815

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of December 31, 2019	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$138,776	$139,113
Due after one through five years	406,986	417,208
Due after five through ten years	380,737	394,180
Due after ten years	17,127	17,797
Asset-backed securities	170,153	172,642
Total investments	$1,113,779	$1,140,940
Aging of Unrealized Losses
As of September 30, 2020, the investment portfolio had gross unrealized losses of $0.8 million, of which $28 thousand had been in an unrealized loss position for a period of 12 months or longer. For those securities in an unrealized loss position, the length of time the length of time the securities were in such a position is as follows:

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of September 30, 2020		(Dollars in Thousands)
Municipal debt securities	9	$15,706	$(24)	—	$—	$—	9	$15,706	$(24)
Corporate debt securities	20	101,088	(702)	1	33	(1)	21	101,121	(703)
Asset-backed securities	2	7,311	(2)	1	2,724	(27)	3	10,035	(29)
Total	31	$124,105	$(728)	2	$2,757	$(28)	33	$126,862	$(756)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2019		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	4	$12,001	$(58)	—	$—	$—	4	$12,001	$(58)
Municipal debt securities	26	92,844	(1,034)	1	999	(1)	27	93,843	(1,035)
Corporate debt securities	10	30,481	(140)	14	23,976	(71)	24	54,457	(211)
Asset-backed securities	9	19,236	(102)	1	2,988	(12)	10	22,224	(114)
Total	49	$154,562	$(1,334)	16	$27,963	$(84)	65	$182,525	$(1,418)
Allowance for credit losses
As of September 30, 2020, we did not recognize an allowance for credit loss for any security in the investment portfolio and we did not record any provision for credit loss for investment securities during the three and nine months ended September 30, 2020. Based on current facts and circumstances, we believe the unrealized losses as of September 30, 2020 are not indicative of the ultimate collectability of the current amortized cost of the securities.
During the nine months ended September 30, 2019, we recognized $0.4 million other-than-temporarily impaired (OTTI) losses in connection with the planned sale of a security that was disposed of in April 2019.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Investment Income
The following table presents the components of net investment income:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Investment income	$8,624	$8,003	$24,293	$23,240
Investment expenses	(287)	(121)	(782)	(346)
Net investment income	$8,337	$7,882	$23,511	$22,894
The following table presents the components of net realized investment gains (losses):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Gross realized investment gains	$—	$81	$5,126	$297
Gross realized investment losses	(4)	—	(4,491)	(516)
Net realized investment (losses) gains	$(4)	$81	$635	$(219)

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2020	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$33,597	$—	$—	$33,597
Municipal debt securities	—	329,551	—	329,551
Corporate debt securities	—	1,193,097	—	1,193,097
Asset-backed securities	—	133,214	—	133,214
Cash, cash equivalents and short-term investments	194,555	—	—	194,555
Total assets	$228,152	$1,655,862	$—	$1,884,014
Warrant liability	—	—	3,135	3,135
Total liabilities	$—	$—	$3,135	$3,135

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2019	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$48,929	$—	$—	$48,929
Municipal debt securities	—	190,216	—	190,216
Corporate debt securities	—	684,881	—	684,881
Asset-backed securities	—	172,642	—	172,642
Cash, cash equivalents and short-term investments	85,361	—	—	85,361
Total assets	$134,290	$1,047,739	$—	$1,182,029
Warrant liability	—	—	7,641	7,641
Total liabilities	$—	$—	$7,641	$7,641
There were no transfers between Level 2 and Level 3 of the fair value hierarchy during the nine months ended September 30, 2020, or the year ended December 31, 2019.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a roll-forward of Level 3 liabilities measured at fair value:

	For the nine months ended September 30,
Warrant Liability	2020	2019
	(In Thousands)
Balance, January 1	$7,641	$7,296
Change in fair value of warrant liability included in earnings	(4,286)	6,025
Issuance of common stock on warrant exercise	(220)	(6,957)
Balance, September 30	$3,135	$6,364
The following table outlines the key inputs and assumptions used to calculate the fair value of the warrant liability in the Black-Scholes option-pricing model as of the dates indicated.

	As of September 30,
	2020	2019
Common stock price	$17.80	$26.26
Risk free interest rate	0.13%	1.76%
Expected life	1.56 years	0.92 years
Expected volatility	75.3%	33.5%
Dividend yield	0%	0%
The changes in fair value of the warrant liability for the nine months ended September 30, 2020 and 2019 are primarily attributable to changes in the price of our common stock during the respective periods, with additional impact related to changes in other Black-Scholes model inputs. The change in fair value of the warrant liability for the nine months ended September 30, 2019 also reflects the impact of the exercises of outstanding warrants.
Financial Instruments not Measured at Fair Value
On June 19, 2020, we issued $400 million aggregate principal amount of senior secured notes that mature on June 1, 2025 (the Notes). At September 30, 2020, the Notes were carried at a cost of $393.0 million, net of unamortized debt issuance costs of $7.0 million, and had a fair value of $427.5 million as assessed under our Level 2 hierarchy. At December 31, 2019, our 2018 Term Loan was carried at a cost of $145.8 million, net of unamortized debt issuance costs of $2.0 million, and had a fair value of $147.8 million.
4. Debt
Senior Secured Notes
At September 30, 2020, we had $400 million aggregate principal amount of senior secured notes outstanding. The Notes were issued pursuant to an indenture dated June 19, 2020 (the Indenture) and bear interest at a rate of 7.375%, payable semi-annually on June 1 and December 1. A portion of the proceeds from the Notes offering were used to repay the outstanding amount due under our $150 million term loan (2018 Term Loan) and to pay underwriting fees incurred in connection with the offering. Remaining proceeds of $244.4 million are available for general corporate purposes, including to support the growth of our new business production and operations.
The Notes mature on June 1, 2025. At any time, or from time to time, prior to March 1, 2025, we may elect to redeem the Notes in whole or in part at a price based on 100% of the aggregate principal amount of any Notes redeemed plus the "Applicable Premium," plus accrued and unpaid interest thereon. Applicable Premium is defined as the greater of (1) 1.0% of the principal amount of the Notes, or (2) the principal value of the Notes plus the present value of all future interest payments. At any time on or after March 1, 2025, we may elect to redeem the Notes in whole or in part at a price equal to 100% of the aggregate principal amount of the Notes to be redeemed plus accrued and unpaid interest thereon. From time to time prior to June 1, 2022, we may also elect to use proceeds raised from one or more equity offerings to redeem up to 40% of the aggregate principal amount of the Notes at a price equal to 107.375% of the aggregate principal amount thereof plus accrued and unpaid interest thereon, subject to certain exceptions.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Interest expense for the Notes includes interest and the amortization of capitalized debt issuance costs. In connection with the Notes offering, we recorded capitalized debt issuance costs of $7.4 million. Such amounts will be amortized over the contractual life of the Notes using the effective interest method. At September 30, 2020, $7.0 million of unamortized debt issuance costs remained.
Interest expense for the nine months ended September 30, 2020 includes $2.6 million of costs related to the extinguishment of the 2018 Term Loan and issuance of the Notes.
We are subject to certain covenants under the Notes (as defined in the Indenture), including, but not limited to, a maximum debt-to-total capitalization ratio of 35%. We were in compliance with all Notes covenants as of September 30, 2020.
    2020 Revolving Credit Facility
On March 20, 2020, we amended our $85 million three-year secured revolving credit facility (the 2018 Revolving Credit Facility), increasing borrowing capacity under the facility to $100 million, extending its maturity date from May 24, 2021 to February 22, 2023, and reducing the interest cost related to both undrawn commitments and drawn borrowings under the facility (as amended, the 2020 Revolving Credit Facility). Borrowings under the 2020 Revolving Credit Facility may be used for general corporate purposes, including to support the growth of our new business production and operations, and accrue interest at a variable rate equal to, at our discretion, (i) a base rate (as defined in our existing credit agreement (the Credit Agreement), subject to a floor of 1.00% per annum) plus a margin of 0.375% to 1.875% per annum or (ii) the Eurodollar Rate (subject to a floor of —% per annum) plus a margin of 1.375% to 2.875% per annum, based on the applicable corporate credit rating at the time. As of September 30, 2020, no borrowings were drawn under the 2020 Revolving Credit Facility.
Under the 2020 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of September 30, 2020, the applicable commitment fee was 0.35%. For the three and nine months ended September 30, 2020, we recorded $0.1 million and $0.3 million of commitment fees in interest expense, respectively.
We incurred debt issuance costs of $0.8 million in connection with the 2020 Revolving Credit Facility and had $0.6 million of unamortized debt issuance costs associated with the 2018 Revolving Credit Facility remaining at the time of its amendment and replacement. Combined unamortized debt issuance will be amortized through interest expense on a straight-line basis over the contractual life of the 2020 Revolving Credit Facility. At September 30, 2020, remaining unamortized deferred debt issuance costs were $1.1 million.
We are subject to certain covenants under the 2020 Revolving Credit Facility, including, but not limited to, the following: a maximum debt-to-total capitalization ratio of 35%, a minimum liquidity requirement, compliance with the PMIERs financial requirements (subject to any GSE approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants at September 30, 2020.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In Thousands)
Net premiums written
Direct	$119,323	$100,475	$331,254	$274,418
Ceded (1)	(17,501)	(11,796)	(47,952)	(31,207)
Net premiums written	$101,822	$88,679	$283,302	$243,211

Net premiums earned
Direct	$118,552	$106,687	$351,889	$288,165
Ceded (1)	(19,750)	(14,306)	(55,426)	(38,666)
Net premiums earned	$98,802	$92,381	$296,463	$249,499
(1)    Net of profit commission.
Excess-of-loss reinsurance
NMIC entered into excess-of-loss reinsurance agreements with the Oaktown Re Vehicles. Each agreement provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies written during a discrete period. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the respective Oaktown Re Vehicle then provides second layer loss protection up to a defined reinsurance coverage amount. NMIC then retains losses in excess of the respective reinsurance coverage amounts.
NMIC makes risk premium payments to the Oaktown Re Vehicles for the applicable outstanding reinsurance coverage amount and pays an additional amount for anticipated operating expenses (capped at $300 thousand per year to Oaktown Re Ltd. and $250 thousand per year to Oaktown Re II Ltd., Oaktown Re III Ltd. and Oaktown IV Ltd.). NMIC ceded aggregate premiums to the Oaktown Re Vehicles of $6.3 million and $13.4 million during the three and nine months ended September 30, 2020 and $4.4 million and $10.3 million during the three and nine months ended September 30, 2019, respectively.
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to the Oaktown Re Vehicles during the three and nine months ended September 30, 2020 and 2019, as the aggregate first layer risk retention was not exhausted for each applicable agreement during such periods.
Under the terms of each excess-of-loss reinsurance agreement, the Oaktown Re Vehicles are required to fully collateralize their outstanding reinsurance coverage amount to NMIC with funds deposited into segregated reinsurance trusts. Such trust funds are required to be invested in short-term U.S. Treasury money market funds at all times. Each Oaktown Re Vehicle financed its respective collateral requirement through the issuance of mortgage insurance-linked notes to unaffiliated investors. Such insurance-linked notes mature ten years from the inception date of each reinsurance agreement. We refer to NMIC's reinsurance agreements with and the insurance-linked note issuances by Oaktown Re Ltd., Oaktown Re II Ltd., Oaktown Re III Ltd. and Oaktown Re IV Ltd., individually as the 2017 ILN Transaction, 2018 ILN Transaction, 2019 ILN Transaction, and 2020-1 ILN Transaction, and collectively as the ILN Transactions.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each of the ILN Transactions. Current amounts are presented as of September 30, 2020.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2017 ILN Transaction	May 2, 2017	1/1/2013 - 12/31/2016	$211,320	$40,226	$126,793	$121,602
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	264,545	158,489	125,312	123,354
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	231,877	123,424	123,072
2020-1 ILN Transaction	July 30, 2020	7/1/2019 - 3/31/2020	322,076	322,076	169,514	169,514
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
Under the terms of the 2018, 2019 and 2020-1 ILN Transactions, we are required to maintain a certain level of restricted funds in premium deposit accounts with Bank of New York Mellon until the respective notes have been redeemed in full. "Cash and cash equivalents" on our condensed consolidated balance sheet includes restricted amounts of $5.6 million as of September 30, 2020. We are not required to deposit additional funds into the premium deposit accounts in the future and the restricted balances required under these transactions.

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
Under the terms of the 2020 QSR Transaction, NMIC cedes premiums earned related to 21% of the risk on eligible policies written from April 1, 2020 to December 31, 2020. The 2020 QSR Transaction is scheduled to terminate on December 31, 2030. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2023, or at the end of any calendar quarter thereafter, which would result in NMIC re-assuming the related risk.
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
The following table shows amounts related to the QSR Transactions:

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In Thousands)
Ceded risk-in-force	$5,159,061	$4,901,809	$5,159,061	$4,901,809
Ceded premiums earned	(24,517)	(23,151)	(70,738)	(65,538)
Ceded claims and claim expenses	3,200	766	13,401	2,435
Ceding commission earned	4,798	4,584	13,739	12,961
Profit commission	11,034	13,254	28,718	37,199

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. NMIC's reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to the 2016 QSR Transaction was $4.8 million as of September 30, 2020.
In accordance with the terms of the 2018 and 2020 QSR Transactions, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also recognized quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to the 2018 QSR Transaction was $12.2 million as of September 30, 2020. The reinsurance recoverable on loss reserves related to the 2020 QSR Transaction was $0.2 million as of September 30, 2020.
6. Reserves for Insurance Claims and Claim Expenses
We hold gross reserves in an amount equal to the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. A loan is considered to be in "default" as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. As of September 30, 2020, we had 13,765 primary loans in default and held gross reserves for insurance claims and claim expenses of $87.2 million. During the nine months ended September 30, 2020, we paid 123 claims totaling $5.6 million, including 117 claims covered under the QSR Transactions representing $1.2 million of ceded claims and claim expenses.
In 2013, we entered into a pool insurance transaction with Fannie Mae. The pool transaction includes a deductible, which represents the amount of claims to be absorbed by Fannie Mae before we are obligated to pay any claims. We only establish reserves for pool risk if we expect claims to exceed this deductible. At September 30, 2020, 277 loans in the pool were in default. These 277 loans represented approximately $23.2 million of RIF. Due to the size of the remaining deductible, our expectation that a limited number of loans in default will progress to a claim and the expected severity on such claim submissions (all loans in the pool have loan-to-value (LTV) ratios under 80%), we did not establish any case or IBNR reserves for pool risk at September 30, 2020. In connection with the settlement of pool claims, we applied $0.9 million to the pool deductible through September 30, 2020. At September 30, 2020, the remaining pool deductible was $9.4 million. We have not paid any pool claims to date. 100% of our pool RIF is reinsured under the 2016 QSR Transaction.
We had 13,765 loans in default in our primary insured portfolio as of September 30, 2020, which represented a 3.60% default rate against 381,899 total policies in-force. We had 1,230 loans in default in our primary insured portfolio as of September 30, 2019, which represented a 0.35% default rate against 350,395 total policies in-force. The increase in our default population is primarily due to challenges borrowers are facing related to the COVID-19 outbreak and their decision to access the forbearance program for federally backed loans codified under the Coronavirus Aid, Relief, and Economic Security (CARES) Act or similar programs made available by private lenders.
The size of the reserve we establish for each defaulted loan (and by extension our aggregate reserve for claims and claim expenses) reflects our best estimate of the future claim payment to be made for each individual loan in default. Our future claims exposure is a function of the number of defaulted loans that progress to claim payment (which we refer to as frequency) and the amount to be paid to settle such claims (which we refer to as severity). Our estimates of claims frequency and severity are not formulaic, rather they are broadly synthesized based on historical observed experience for similarly situated loans and

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
assumptions about future macroeconomic factors. We generally observe that forbearance programs are an effective tool to bridge dislocated borrowers from a time of acute stress to a future date when they can resume timely payment of their mortgage obligations. The effectiveness of forbearance programs is enhanced by the availability of various repayment and loan modification options which allow borrowers to amortize or, in certain instances, outright defer payments otherwise due during the forbearance period over an extended length of time. In response to the COVID-19 outbreak, the Federal Housing Financing Agency (FHFA) and GSEs have introduced new repayment and loan modification options to further assist borrowers with their transition out of forbearance programs and default status.
Our reserve setting process considers the beneficial impact of forbearance, foreclosure moratorium and other assistance programs available to defaulted borrowers. At September 30, 2020, we established lower reserves for defaults that we consider to be connected to the COVID-19 outbreak given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs. While we established lower reserves per defaulted loan at September 30, 2020, our total reserve position and claims and claim expenses increased as of and during the period ended September 30, 2020 due to the growth in the size of our default population.
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses:

	For the nine months ended September 30,
	2020	2019
	(In Thousands)
Beginning balance	$23,752	$12,811
Less reinsurance recoverables (1)	(4,939)	(3,001)
Beginning balance, net of reinsurance recoverables	18,813	9,810

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	61,198	10,948
Prior years (3)	(5,500)	(2,710)
Total claims and claim expenses incurred	55,698	8,238

Less claims paid:
Claims and claim expenses paid:
Current year (2)	152	—
Prior years (3)	4,309	2,401
Reinsurance terminations (4)	—	(549)
Total claims and claim expenses paid	4,461	1,852

Reserve at end of period, net of reinsurance recoverables	70,050	16,196
Add reinsurance recoverables (1)	17,180	4,309
Ending balance	$87,230	$20,505
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
The "claims incurred" section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. The amount of claims incurred relating to current year defaults represents the estimated amount of claims and claim expenses to ultimately be paid on such loans. We recognized $5.5 million and $2.7 million of favorable prior year development during the nine months ended September 30, 2020 and 2019, respectively, primarily due to the curing of previously reported defaults. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
loss development trends in our portfolio. Gross reserves of $11.4 million related to prior year defaults remained as of September 30, 2020.
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

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
	(In Thousands, except for per share data)
Net income	$38,179	$49,763	$123,298	$121,762
Basic weighted average shares outstanding	84,805	67,849	75,695	67,381
Basic earnings per share	$0.45	$0.73	$1.63	$1.81

Net income	$38,179	$49,763	$123,298	$121,762
Gain from change in fair value of warrant liability	—	(1,139)	(4,286)	—
Diluted net income	$38,179	$48,624	$119,012	$121,762

Basic weighted average shares outstanding	84,805	67,849	75,695	67,381
Dilutive effect of issuable shares	794	2,288	1,172	2,139
Diluted weighted average shares outstanding	85,599	70,137	76,867	69,520

Diluted earnings per share	$0.45	$0.69	$1.55	$1.75

Anti-dilutive shares	420	6	91	642

8. Warrants
We issued 992 thousand warrants in connection with a private placement of our common stock in April 2012. Each warrant gives the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million.
During the three months ended September 30, 2020, no warrants were exercised. During the nine months ended September 30, 2020, nine thousand warrants were exercised resulting in the issuance of six thousand shares of common stock. Upon exercise, we reclassified approximately $0.2 million of warrant fair value from warrant liability to additional paid-in capital.
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
9. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. NMIH files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our effective tax rate on our pre-tax income was 22.6% and 21.2% for the three and nine months ended September 30, 2020, respectively, compared to 22.2% and 20.9% for the three and nine months ended September 30, 2019, respectively. Our provision for income taxes for interim

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
reporting periods is established based on our estimated annual effective tax rate for a given year. Our effective tax rate may fluctuate between interim periods due to the impact of discrete items not included in our estimated annual effective tax rate, including the tax effects associated with the vesting of RSUs and exercise of options, and the change in fair value of our warrant liability. Such items are treated on a discrete basis in the reporting period in which they occur.
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent. As a result, our interim provision for income taxes for the three and nine months ended September 30, 2020 represents a change in our net deferred tax liability. As of September 30, 2020, we held $7.6 million of tax and loss bonds in "Other assets" in our condensed consolidated balance sheet.
10. Common Stock
As of September 30, 2020, we had 84.8 million outstanding shares of common stock. Holders of our common stock have no preemptive or conversion rights or other subscription rights, and there are no redemption or sinking fund provisions applicable to the common stock. Each holder of our common stock is entitled to one vote per share on all matters to be voted upon by stockholders, and there are no cumulative voting rights. Holders of common stock are entitled to receive dividends ratably if any are declared.
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
NMIC and Re One's combined statutory net income (loss) was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Statutory net (loss) gain	$(5,600)	$8,055	$(22,614)	$13,594

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Wisconsin OCI has imposed a prescribed accounting practice for the treatment of statutory contingency reserves that differs from the treatment promulgated by the NAIC. Under Wisconsin OCI's prescribed practice mortgage guaranty insurers are required to reflect changes in their contingency reserves through statutory income. Such treatment contrasts with the NAIC treatment, which records changes to contingency reserves directly to unassigned funds. As a Wisconsin-domiciled insurer, NMIC's statutory net income reflects an expense associated with the change in its contingency reserve. While such treatment impacts NMIC's statutory net income, it does not have an effect on the company's statutory capital position.
NMIC and Re One's combined statutory surplus, contingency reserve, statutory capital and risk-to-capital (RTC) ratio were as follows:

	September 30, 2020	December 31, 2019
	(In Thousands)
Statutory surplus	$883,580	$449,602
Contingency reserve	707,769	531,825
Statutory capital (1)	$1,591,349	$981,427
RTC ratio	12.5:1	15.8:1
(1)    Represents the total of the statutory surplus and contingency reserve.
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
12. Subsequent Event
Excess-of-loss reinsurance
On October 29, 2020, NMIC entered into a reinsurance agreement with Oaktown Re V Ltd. (Oaktown Re V), a Bermuda domiciled special purpose reinsurer, that provides for up to $242.4 million of aggregate excess-of-loss reinsurance coverage at inception for new delinquencies on an existing portfolio of mortgage insurance policies primarily written between April 1, 2020 and September 30, 2020. For the reinsurance coverage period, NMIC will retain the first layer of $121.2 million of aggregate losses and Oaktown Re V will then provide second layer coverage up to the outstanding reinsurance coverage amount. NMIC will then retain losses in excess of the outstanding reinsurance coverage amount.
Oaktown Re V financed the coverage by issuing mortgage insurance-linked notes in an aggregate principal amount of $242.4 million to unaffiliated investors. The notes issued by Oaktown Re V mature on October 25, 2030; all proceeds raised were deposited into a reinsurance trust to collateralize and fund the obligations of Oaktown Re V to NMIC under the reinsurance agreement. Funds in the reinsurance trust account are required to be invested in high credit quality money market funds at all times. We refer to NMIC's reinsurance agreement with and the insurance-linked notes issued by Oaktown Re V as the 2020-2 ILN Transaction. Under the terms of the 2020-2 ILN Transaction, NMIC makes risk premium payments for the applicable outstanding reinsurance coverage amount and pays Oaktown Re V for anticipated operating expenses (capped at $250,000 per year).
2020 Revolving Credit Facility
On October 30, 2020, we entered into a Joinder Agreement, among NMIH, NMIS, JPMorgan Chase Bank, N.A., as administrative Agent and Citibank, N.A., as lender, (the "Joinder") to the Company's existing Credit Agreement, increasing the aggregate principal amount of commitments under the 2020 Revolving Credit Facility from $100 million to $110 million. All other terms remained unchanged. As of the date hereof, no amounts are outstanding under the 2020 Revolving Credit Facility.

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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of September 30, 2020, we had master policies with 1,551 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of September 30, 2020, we had $106.6 billion of total insurance-in-force (IIF), including primary IIF of $104.5 billion, and $26.7 billion of gross RIF, including primary RIF of $26.6 billion.
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
Our strategy is to continue to build on our position in the private MI market, expand our customer base and grow our insured portfolio of high-quality residential loans by focusing on long-term customer relationships, disciplined and proactive risk selection and pricing, fair and transparent claim payment practices, responsive customer service, and financial strength and profitability.
Our common stock trades on the NASDAQ under the symbol "NMIH." Our headquarters is located in Emeryville, California. As of September 30, 2020, we had 261 employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
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
Potential Impact on the U.S. Housing Market and Mortgage Insurance Industry
The U.S. housing market is demonstrating notable resiliency amidst the broader economic dislocation caused by the outbreak of COVID-19. Low interest rates are helping to support housing affordability, medical concerns and lifestyle preferences are driving people to move from densely populated urban areas to suburban communities where social distancing is more easily achieved, and shelter-in-place directives are reinforcing the value of homeownership – all of which are contributing to an influx of new home buyers, record levels of purchase demand, and generally stable to rising house prices nationally.
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
(iv)    the availability and immediate application by politicians, regulators, lenders, loan servicers and others of a broad toolkit of resources designed to aid distressed borrowers, including forbearance, foreclosure moratoriums and other assistance programs codified under the CARES Act enacted on March 27, 2020; and
(v)    the broader and equally immediate application of significant fiscal and monetary stimulus by the federal government under the CARES Act and across a range of other programs designed to assist unemployed individuals and distressed businesses, as well as support the smooth functioning of various capital and risk markets.
We also perceive the house price environment in the period leading up to the COVID-crisis to be anchored by more balanced market fundamentals than that in the period leading up to the 2008 Financial Crisis. We believe the 2008 Financial Crisis was directly precipitated by irresponsible behavior in the housing market that drove home prices to unsustainable heights (a so-called "bubble"). We see a causal link between the housing market and the 2008 Financial Crisis that we do not see in the COVID-19 outbreak, and we believe this will further contribute to housing market stability through the COVID-19 pandemic.
Purchase mortgage origination volume has increased significantly as factors related to the COVID-19 crisis have spurred significant incremental demand for homeownership. Refinancing origination volume has also grown dramatically as declining mortgage rates have created refinancing opportunities for a large number of existing borrowers.

Growth in total mortgage origination volume increases the addressable market for the U.S. mortgage insurance industry, while accelerated refinancing activity increases prepayment speed on outstanding insured mortgages. In this context, we anticipate total U.S. mortgage insurance industry new insurance written (NIW) volume will increase, potentially to record levels, while we expect the persistency of existing in-force insured risk across the industry will decline meaningfully.
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
We had 261 employees at September 30, 2020, including 113 who typically work at our corporate headquarters in Emeryville, CA and 148 who typically work from home in locations across the country. In response to the COVID-19 outbreak, we activated our business continuity program and instituted additional work-from-home practices for our 113 Emeryville-based staff. We have transitioned our operations seamlessly and continue to positively engage with customers on a remote basis. Our IT environment, underwriting capabilities, policy servicing platform and risk architecture have continued without interruption, and our internal control environment and internal controls over financial reporting are unchanged. We have achieved this transition without incurring additional capital expenditures or operating expenses and we believe our current operating platform can continue to support our newly distributed needs for an extended period without further investment beyond that planned in the ordinary course.
New Business Production
Our NIW volume increased significantly following the onset of the COVID-19 pandemic driven by the broad resiliency of the housing market, growth in total mortgage origination volume and increasing size of the U.S. mortgage insurance market, as well as the continued expansion of our customer franchise. We wrote $18.5 billion of NIW during the three months ended September 30, 2020, up 41% compared to the three months ended June 30, 2020 and 31% compared to the three months ended September 30, 2019. We expect our NIW volume and total mortgage insurance industry production will remain elevated through the remainder of 2020, with the potential for total market production and our NIW volume to reach record levels.
While we currently expect our new business production will remain elevated, the potential onset of a second viral wave, reintroduction of broad-based shelter-in-place directives, increased unemployment or other potential outcomes related to COVID-19 could drive a moderation or decline in our volume going forward.
We have broadly defined underwriting standards and loan-level eligibility criteria that are designed to limit our exposure to higher risk loans, and have used Rate GPS to actively shape the mix of our new business production and insured portfolio by, among other risk factors, borrower FICO score, debt-to-income (DTI) ratio and LTV ratio. In the weeks following the outbreak of COVID-19, we adopted changes to our underwriting guidelines, including changes to our loan documentation requirements, asset reserve requirements, employment verification process and income continuance determinations, that have further strengthened the credit risk profile of our NIW volume and IIF. At September 30, 2020, the weighted average FICO score of our RIF was 754 and we had a 3% mix of below 680 FICO score risk. Similarly, at September 30, 2020, the weighted average LTV ratio (at origination) of our insured portfolio was 92.4% and we had a 9% mix of 97% LTV risk.
We set our premium rates based on a broad range of individual and market variables, including property type, type of loan product, borrower credit characteristics, and lender profile. Given the significant economic dislocation caused thus far by the COVID-19 outbreak, the uncertain duration and ultimate global impact of this crisis, and the continued potential that it will have a deleterious effect on the residential housing market, we have taken action to increase the premium rates we charge on all new business production, in accordance with our filed rates and applicable rating rules.

Delinquency Trends and Claims Expense
We had 13,765 defaulted loans in our primary insured portfolio at September 30, 2020, which represented a 3.60% default rate against our 381,899 total policies in-force. Our default population has increased significantly since the outbreak of the pandemic as borrowers have faced increasing challenges related to COVID-19 and chosen to access the forbearance program for federally backed loans codified under the CARES Act or other similar assistance programs made available by private lenders. At September 30, 2020, 24,809 or 6.5% of the loans we insured in our primary portfolio were enrolled in a forbearance program, including 12,665 of the loans in our default population, 1,772 loans that had missed at least one payment, but not progressed into default status and 10,372 additional loans that were fully performing without any missed payments. As of October 31, 2020, our default population had decreased to 13,108, representing a 3.41% default rate and identified 23,727 loans in forbearance programs.
While we are encouraged by the recent decline in our forbearance and default populations, and the rising level of cure activity amongst COVID impacted borrowers, the continued social and economic dislocation caused by the pandemic may contribute to an increase in our forbearance and default counts in future periods.
We establish reserves for claims and allocated claim expenses when we are notified that a borrower is in default. The size of the reserve we establish for each defaulted loan (and by extension our aggregate reserve and claims expense) reflects our best estimate of the future claim payment to be made under each individual policy. Our future claims exposure is a function of the number of delinquent loans that progress to claim payment (which we refer to as frequency) and the amount to be paid to settle such claims (which we refer to as severity). Our estimates of claims frequency and severity are not formulaic, rather they are broadly synthesized based on historical observed experience for similarly situated loans and assumptions about future macroeconomic factors.
We generally observe that forbearance programs are an effective tool to bridge dislocated borrowers from a time of acute stress to a future date when they can resume timely payment of their mortgage obligations. The effectiveness of forbearance programs is enhanced by the availability of various repayment and loan modification options, which allow borrowers to amortize, or in certain instances fully defer the payments otherwise due during the forbearance period, over an extended length of time. In response to the onset of the COVID-19 outbreak, the GSEs have introduced new repayment and loan modification options to further assist borrowers with their transition out of forbearance and back into performing status. Our reserve setting process considers the beneficial impact of forbearance, foreclosure moratorium and other assistance programs available to defaulted borrowers. At September 30, 2020, we established lower reserves for defaults that we consider to be connected to the COVID-19 outbreak given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs.
Our master policies require insureds to file a claim no later than 60-days after completion of a foreclosure, and in connection with the claim, the insured is generally entitled to include in the claim amount (i) interest (capped at three years) and (ii) certain advances, each as incurred through the date the claim is filed. Under our master policies, a national foreclosure moratorium of the type currently required will not limit the amount of accrued interest (subject to the three-year limit) or advances that may be included in the claim amount. If the duration of the current foreclosure moratorium mandated by the GSEs is extended beyond December 31, 2020 for an extended period of time, loans in our default inventory, including those with defaults unrelated to the COVID-19 crisis that had not yet gone through foreclosure, may remain in a pre-foreclosure default status for a prolonged period of time, which would delay our receipt of certain claims for loans that do not cure and could increase the severity of claims we may ultimately be required to pay after the moratorium is lifted.
Regulatory Capital Position
As an approved mortgage insurer and Wisconsin-domiciled carrier, we are required to satisfy financial and/or capitalization requirements stipulated by each of the GSEs and the Wisconsin OCI.
The financial requirements stipulated by the GSEs are outlined in the PMIERs. Under the PMIERs, we must maintain available assets that are equal to or exceed a minimum risk-based required asset amount, subject to a minimum floor of $400 million. At September 30, 2020, we reported $1,672 million available assets against $991 million risk-based required assets for a $681 million of "excess" funding position. The capital relief we expect to receive in connection with our 2020-2 ILN Transaction is not included in our PMIERs position as of September 30, 2020, as the transaction was completed after quarter end. In future periods, the 2020-2 ILN Transaction will bolster our "excess" PMIERs funding position, subject to GSE approvals.
The risk-based required asset amount under PMIERs is determined at an individual policy-level based on the risk characteristics of each insured loan. Loans with higher risk factors, such as higher LTVs or lower borrower FICO scores, are assessed a higher charge. Non-performing loans that have missed two or more payments are generally assessed a significantly higher charge than performing loans, regardless of the underlying borrower or loan risk profile; however, special consideration is given under PMIERs to loans that are delinquent on homes located in an area declared by the Federal Emergency Management Agency (FEMA) to be a Major Disaster zone. In June 2020, the GSEs issued guidance (subsequently amended and restated in September 2020) on the risk-based treatment of loans affected by the COVID-19 crisis. Under the guidance, non-performing loans that are subject to a forbearance program granted in response to a financial hardship related to COVID-19 will benefit from a permanent 70% risk-based required asset haircut for the duration of the forbearance period and subsequent repayment plan or trial modification period.
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
The following table provides detail on the level of overcollateralization of each of our ILN Transactions at September 30, 2020:

($ values in thousands)	2017 ILN Transaction	2018 ILN Transaction	2019 ILN Transaction	2020-1 ILN Transaction
Ceded RIF	$2,275,759	$2,703,393	$3,358,641	$6,055,359

Current First Layer Retained Loss	121,602	123,354	123,072	169,514
Current Reinsurance Coverage	40,226	158,489	231,877	322,076
Eligible Coverage	$161,828	$281,843	$354,949	$491,590
Subordinated Coverage (1)	7.11%	10.43%	10.57%	8.00%

PMIERs Charge on Ceded RIF	5.93%	7.48%	7.79%	6.13%
Overcollateralization	$26,875	$79,629	$93,311	$120,396

Delinquency Trigger (2)	4.0%	4.0%	4.0%	6.0%

(1) For the 2020-1 ILN Transaction, absent a delinquency trigger, the subordinated coverage is capped at 8%.
(2) For the 2020-1 ILN Transaction, the delinquency trigger is equal to seventy-five percent of subordinated coverage.

At September 30, 2020, we had an aggregate $320 million of overcollateralization available across our 2017, 2018, 2019 and 2020-1 ILN Transactions to absorb an increase in the PMIERs risk-based required asset amount on ceded RIF. Assuming the Lock-Out Events remain in effect for each of the 2017, 2018 and 2019 ILN Transactions and our underlying RIF continues to run-off at the same rate as it did during the month ended September 30, 2020, we estimate that our total overcollateralization would increase by up to approximately $70 million per quarter.
Our PMIERs funding requirement will go up in future periods based on the volume and risk profile of our new business production, and performance of our in-force insurance portfolio. We estimate, however, that we will remain in compliance with our PMIERs asset requirements even if the forbearance-driven default rate on our in-force portfolio materially exceeds its current level, given our $681 million excess available asset position at September 30, 2020, the nationwide applicability of the 70% haircut on delinquent policies affected by the COVID-19 crisis, the increasing PMIERs relief automatically provided under each of our quota share treaties and 2017, 2018, 2019 and 2020-1 ILN Transactions and the additional risk protection and PMIERs capacity provided under our recently announced 2020-2 ILN Transaction.

NMIC is also subject to state regulatory minimum capital requirements based on its RIF. Formulations of this minimum capital vary by state, however, the most common measure allows for a maximum ratio of RIF to statutory capital (commonly referred to as RTC) of 25:1. The RTC calculation does not assess a different charge or impose a different threshold RTC limit based on the underlying risk characteristics of the insured portfolio. Non-performing loans are treated the same as performing loans under the RTC framework. As such, the PMIERs generally imposes a stricter financial requirement than the state RTC standard, and we expect this to remain the case in the aftermath of the COVID-19 outbreak.
Liquidity
We evaluate our liquidity position at both a holding company (NMIH) and primary operating subsidiary (NMIC) level. As of September 30, 2020, we had $1.9 billion of consolidated cash and investments, including $75 million of cash and investments at NMIH.
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
NMIH also has access to $110 million of undrawn revolving credit capacity under the 2020 Revolving Credit Facility and $16.1 million of aggregate ordinary course dividend capacity available from NMIC and Re One without the prior approval of the Wisconsin OCI. Amounts drawn under the 2020 Revolving Credit Facility are available as directed for NMIH needs or may be down-streamed to support the requirements of our operating subsidiaries if we so decide. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt and Note 12, Subsequent Event."
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
NMIC's principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At September 30, 2020, NMIC had $1.8 billion of cash and investments, including $158 million of cash and equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended September 30, 2020, NMIC generated $268 million of cash flow from operations and received an additional $411 million of cash flow on the maturity, sale and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC's principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC's only use of cash that develops along an unscheduled path is claims payments. Given the breadth and duration of forbearance programs available to borrowers, separate foreclosure moratoriums that have been enacted at a local, state and federal level, and the general duration of the default to foreclosure to claim cycle, we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.
Premiums paid to NMIC on monthly policies are generally collected and remitted by loan servicers. We have noted the broad discussion about the liquidity challenges loan servicers may themselves face in the event of widespread borrower utilization of forbearance programs. We do not currently believe that loan servicer liquidity issues will have a material impact on NMIC's premium receipts or liquidity profile. Loan servicers are contractually obligated to advance mortgage insurance premiums in a timely manner, even if the underlying borrowers fail to remit their monthly mortgage payments. In June 2020, the GSEs issued guidance to the PMIERs (subsequently amended and restated in September 2020) that, among other items, requires us, and we have agreed, to notify them of our intent to cancel coverage on policies for which servicers have failed to make timely premium payments so that the GSEs can pay the premiums directly to us and preserve the mortgage insurance coverage. Through September 30, 2020, we did not see any notable changes in servicer payment practices, with servicers generally continuing to remit monthly premium payments as scheduled, including those for policies covering loans that are in a forbearance program.

Investment portfolio
At September 30, 2020, we had $1.9 billion of cash and invested assets. Our investment strategy equally prioritizes capital preservation alongside income generation, and we have a long-established investment policy that sets conservative limits for asset types, industry sectors, single issuers and instrument credit ratings. At September 30, 2020, our investment portfolio was comprised of 100% fixed income assets with 100% of our holdings rated investment grade and our portfolio having an average rating of "A+." At September 30, 2020, our portfolio was in a $65 million aggregate unrealized gain position; it was highly liquid and highly diversified with no Level 3 asset positions and no single issuer concentration greater than 1.6%. We did not record any allowance for credit losses in the portfolio during the three months ended September 30, 2020, as we expect to recover the amortized cost basis of all securities held.
The pre-tax book yield on our investment portfolio was 2.3% for the three months ended September 30, 2020. At the onset of the COVID-19 crisis, we decided to prioritize liquidity and increased our cash and equivalent holdings as a percentage of our total portfolio. We believe such action was prudent in light of the heightened market volatility and general uncertainty developing in the early stages of the COVID-19 pandemic. We have since redeployed much of our excess liquidity position.
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
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of September 30, 2020 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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
Under the terms of the 2020 QSR Transaction, NMIC cedes premiums earned related to 21% of the risk on eligible policies written from April 1, 2020 through December 31, 2020, in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 20% ceding commission, and a profit commission of up to 50% that varies directly and inversely with ceded claims.
NMIC may elect to terminate its engagement with individual reinsurers on a run-off basis (i.e., reinsurers continue providing coverage on all risk ceded prior to the termination date, with no new cessions going forward) or cut-off basis (i.e., the reinsurance arrangement is completely terminated with NMIC recapturing all previously ceded risk) under certain circumstances. Such selective termination rights arise when, among other reasons, a reinsurer experiences a deterioration in its capital position below a prescribed threshold and/or a reinsurer breaches (and fails to cure) its collateral posting obligations under the relevant agreement.
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each of the ILN Transactions. Current amounts are presented as of September 30, 2020.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2017 ILN Transaction	May 2, 2017	1/1/2013 - 12/31/2016	$211,320	$40,226	$126,793	$121,602
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	264,545	158,489	125,312	123,354
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	231,877	123,424	123,072
2020-1 ILN Transaction	July 30, 2020	7/1/2019 - 3/31/2020	322,076	322,076	169,514	169,514

(1)    NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure, and cedes reserves for incurred claims and claims expenses to each applicable ILN Transaction and recognizes a reinsurance recoverable if such incurred claims and claims expenses exceed its current first layer retained loss.
In October 2020, NMIC secured $242.4 million of aggregate excess-of-loss reinsurance coverage at inception for an existing portfolio of policies primarily written from April 1, 2020 to September 30, 2020, through a mortgage insurance-linked notes offering by Oaktown Re V. The reinsurance coverage amount under the terms of the 2020-2 ILN Transaction decreases from $242.4 million at inception over a ten-year period as the underlying covered mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled. The outstanding reinsurance coverage amount will begin amortizing after an initial period in which a target level of credit enhancement is obtained. For the reinsurance coverage period, NMIC retains the first layer of $121.2 million of aggregate losses and Oaktown Re V then provides second layer coverage up to the outstanding reinsurance coverage amount. NMIC then retains losses in excess of the outstanding reinsurance coverage amount. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance" for further discussion of these third-party reinsurance arrangements.
Portfolio Data
The following table presents primary and pool NIW and IIF as of the dates and for the periods indicated. Unless otherwise noted, the tables below do not include the effects of our third-party reinsurance arrangements described above.

Primary and pool IIF and NIW	As of and for the three months ended				For the nine months ended
	September 30, 2020		September 30, 2019		September 30, 2020	September 30, 2019
	IIF	NIW	IIF	NIW	NIW
	(In Millions)
Monthly	$88,584	$16,516	$71,814	$12,994	$38,862	$30,272
Single	15,910	1,983	17,899	1,106	4,058	2,920
Primary	104,494	18,499	89,713	14,100	42,920	33,192

Pool	2,115	—	2,668	—	—	—
Total	$106,609	$18,499	$92,381	$14,100	$42,920	$33,192

For the three and nine months ended September 30, 2020, NIW increased 31% and 29%, respectively, compared to the three and nine months ended September 30, 2019, due to growth in our monthly and single premium policy production tied to growth in the size of the total mortgage insurance market, as well as the increased penetration of existing customer accounts and new customer account activations.
For the three months ended September 30, 2020, monthly premium polices accounted for 89% of our NIW. As of September 30, 2020, monthly premium policies accounted for 85% of our primary IIF, as compared to 80% at September 30, 2019. We expect the break-down of monthly premium policies and single premium policies (which we refer to as "mix") in our primary IIF will continue to trend toward an increased monthly mix over time given the composition of our NIW.
Total IIF increased 15% as of September 30, 2020 compared to September 30, 2019, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of our in-force policies. Our persistency rate decreased to 60% at September 30, 2020 from 82% at September 30, 2019, reflecting the impact of increased refinancing activity tied to record low interest rates.
The following table presents net premiums written and earned for the periods indicated.

Primary and pool premiums written and earned	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In Thousands)
Net premiums written	$101,822	$88,679	$283,302	$243,211
Net premiums earned	98,802	92,381	296,463	249,499
For the three and nine months ended September 30, 2020, net premiums written increased 15% and 16%, respectively, and net premiums earned increased 7% and 19%, respectively, compared to the three and nine months ended September 30, 2019. The increases in net premiums written and earned are primarily due to the growth of our IIF and increased monthly policy production, partially offset by increased cessions under the QSR and ILN Transactions.
Pool premiums written and earned for the three and nine months ended September 30, 2020 and 2019, were $0.6 million and $2.0 million, and $0.7 million and $2.3 million, respectively, before giving effect to the 2016 QSR Transaction, under which all of our written and earned pool premiums are ceded. A portion of ceded pool premiums written and earned are recouped through profit commission.
Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
	($ Values In Millions, except as noted below)
New insurance written	$18,499	$13,124	$11,297	$11,949	$14,100
Percentage of monthly premium	89%	91%	93%	93%	92%
Percentage of single premium	11%	9%	7%	7%	8%
New risk written	$4,577	$3,260	$2,897	$3,082	$3,651
Insurance-in-force (1)	104,494	98,905	98,494	94,754	89,713
Percentage of monthly premium	85%	84%	83%	81%	80%
Percentage of single premium	15%	16%	17%	19%	20%
Risk-in-force (1)	$26,568	$25,238	$25,192	$24,173	$22,810
Policies in force (count) (1)	381,899	372,934	376,852	366,039	350,395
Average loan size ($ value in thousands) (1)	$274	$265	$261	$259	$256
Coverage percentage (2)	25.4%	25.5%	25.6%	25.5%	25.4%
Loans in default (count) (1)	13,765	10,816	1,449	1,448	1,230
Default rate (1)	3.60%	2.90%	0.38%	0.40%	0.35%
Risk-in-force on defaulted loans (1)	$1,008	$799	$84	$84	$70
Net premium yield (3)	0.39%	0.40%	0.41%	0.41%	0.43%
Earnings from cancellations	$12.6	$15.5	$8.6	$8.0	$7.4
Annual persistency (4)	60.0%	64.1%	71.7%	76.8%	82.4%
Quarterly run-off (5)	13.1%	12.9%	8.0%	7.7%	7.5%
(1)    Reported as of the end of the period.
(2)    Calculated as end of period RIF divided by end of period IIF.
(3)    Calculated as net premiums earned divided by average primary IIF for the period, annualized.
(4)    Defined as the percentage of IIF that remains on our books after a given 12-month period.
(5)    Defined as the percentage of IIF that is no longer on our books after a given three month period.
    The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In Millions)
IIF, beginning of period	$98,905	$81,708	$94,754	$68,551
NIW	18,499	14,100	42,920	33,192
Cancellations, principal repayments and other reductions	(12,910)	(6,095)	(33,180)	(12,030)
IIF, end of period	$104,494	$89,713	$104,494	$89,713

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
The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of September 30, 2020		As of September 30, 2019
	IIF	RIF	IIF	RIF
	(In Millions)
September 30, 2020	$40,969	$10,255	$—	$—
2019	29,865	7,791	31,844	8,283
2018	11,859	3,019	21,932	5,571
2017	9,671	2,413	16,283	4,028
2016	8,050	2,047	12,944	3,231
2015 and before	4,080	1,043	6,710	1,697
Total	$104,494	$26,568	$89,713	$22,810
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
In response to the outbreak of COVID-19, we adopted changes to our underwriting guidelines, including changes to our loan documentation requirements, asset reserve requirements, employment verification process and income continuance determinations, that have further strengthened the credit risk profile of our NIW volume and IIF.
The tables below present our primary NIW by FICO, LTV and purchase/refinance mix for the periods indicated. We calculate the LTV of a loan as the percentage of the original loan amount to the original purchase value of the property securing the loan.

Primary NIW by FICO	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In Millions)
>= 760	$11,600	$6,994	$25,942	$15,678
740-759	2,575	2,288	6,056	5,677
720-739	2,187	2,102	5,373	4,931
700-719	1,217	1,450	3,214	3,579
680-699	793	915	1,872	2,359
<=679	127	351	463	968
Total	$18,499	$14,100	$42,920	$33,192
Weighted average FICO	764	754	761	752

Primary NIW by LTV	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In Millions)
95.01% and above	$587	$989	$1,855	$2,529
90.01% to 95.00%	7,767	6,592	18,161	15,947
85.01% to 90.00%	6,968	4,933	16,117	11,259
85.00% and below	3,177	1,586	6,787	3,457
Total	$18,499	$14,100	$42,920	$33,192
Weighted average LTV	90.7%	91.7%	90.8%	91.9%

Primary NIW by purchase/refinance mix	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In Millions)
Purchase	$12,764	$11,284	$28,531	$28,364
Refinance	5,735	2,816	14,389	4,828
Total	$18,499	$14,100	$42,920	$33,192

The tables below present our total primary IIF and RIF by FICO and LTV and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of
	September 30, 2020		September 30, 2019
	($ Values In Millions)
>= 760	$53,742	51%	$41,855	47%
740-759	16,193	16	15,028	17
720-739	14,352	14	12,666	14
700-719	10,235	10	9,822	11
680-699	6,713	6	6,559	7
<=679	3,259	3	3,783	4
Total	$104,494	100%	$89,713	100%

Primary RIF by FICO	As of
	September 30, 2020		September 30, 2019
	($ Values In Millions)
>= 760	$13,563	51%	$10,611	47%
740-759	4,141	16	3,847	17
720-739	3,694	14	3,257	14
700-719	2,635	10	2,501	11
680-699	1,730	6	1,665	7
<=679	805	3	929	4
Total	$26,568	100%	$22,810	100%

Primary IIF by LTV	As of
	September 30, 2020		September 30, 2019
	($ Values In Millions)
95.01% and above	$8,130	8%	$8,500	10%
90.01% to 95.00%	47,828	46	42,255	47
85.01% to 90.00%	35,224	33	28,083	31
85.00% and below	13,312	13	10,875	12
Total	$104,494	100%	$89,713	100%

Primary RIF by LTV	As of
	September 30, 2020		September 30, 2019
	($ Values In Millions)
95.01% and above	$2,310	9%	$2,326	10%
90.01% to 95.00%	14,056	53	12,358	54
85.01% to 90.00%	8,642	32	6,854	30
85.00% and below	1,560	6	1,272	6
Total	$26,568	100%	$22,810	100%

Primary RIF by Loan Type	As of
	September 30, 2020	September 30, 2019

Fixed	99%	98%
Adjustable rate mortgages
Less than five years	—	—
Five years and longer	1	2
Total	100%	100%
The table below presents selected primary portfolio statistics, by book year, as of September 30, 2020.

	As of September 30, 2020
Book year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values in Millions)
2013	$162	$13	8%	655	82	4	1	0.8%	0.8%	4.9%
2014	3,451	556	16%	14,786	3,172	139	48	4.2%	1.3%	4.4%
2015	12,422	3,511	28%	52,548	17,706	674	108	3.3%	1.5%	3.8%
2016	21,187	8,050	38%	83,626	36,731	1,609	116	3.0%	2.1%	4.4%
2017	21,582	9,671	45%	85,897	44,498	2,584	79	5.0%	3.1%	5.8%
2018	27,295	11,859	43%	104,043	52,967	3,246	49	8.8%	3.2%	6.1%
2019	45,141	29,865	66%	148,423	105,991	4,327	4	15.4%	2.9%	4.1%
2020	42,920	40,969	95%	125,639	120,752	1,182	—	12.7%	0.9%	1.0%
Total	$174,160	$104,494		615,617	381,899	13,765	405
(1)    Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.
(2)    Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.
(3)    Calculated as the number of loans in default divided by number of policies in force.

Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the periods indicated. As of September 30, 2020, our RIF continues to be modestly more concentrated in California, primarily as a result of the size of the California mortgage market relative to the rest of the country and the location and timing of our acquisition of new customers. The distribution of our primary RIF as of September 30, 2020 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of
	September 30, 2020	September 30, 2019
California	11.3%	11.9%
Texas	8.3	8.1
Florida	6.7	5.6
Virginia	5.4	5.3
Colorado	4.0	3.4
Illinois	4.0	3.8
Maryland	3.6	3.3
Washington	3.5	3.2
Pennsylvania	3.5	3.6
Massachusetts	3.5	3.1
Total	53.8%	51.3%

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
Reserves for claims and claim expenses are established for mortgage loans that are in default. A loan is considered to be in default as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as IBNR. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees and other general expenses of administering the claim settlement process. Reserves are not established for future claims on insured loans which are not currently reported or which we estimate are not currently in default.
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
In response to the COVID-19 outbreak, politicians, regulators, lenders, loan servicers and others have offered extraordinary assistance to dislocated borrowers through, among other programs, the forbearance, foreclosure moratorium and other assistance programs codified under the CARES Act. The FHFA and GSEs have offered further assistance by introducing new repayment and loan modification options to assist borrowers with their transition out of forbearance programs and default status. At September 30, 2020, we established lower reserves for defaults that we consider to be connected to the COVID-19 outbreak, given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs.
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses.

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In Thousands)
Beginning balance	$69,903	$18,432	$23,752	$12,811
Less reinsurance recoverables (1)	(14,307)	(3,775)	(4,939)	(3,001)
Beginning balance, net of reinsurance recoverables	55,596	14,657	18,813	9,810

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	18,682	3,547	61,198	10,948
Prior years (3)	(3,015)	(975)	(5,500)	(2,710)
Total claims and claim expenses incurred	15,667	2,572	55,698	8,238

Less claims paid:
Claims and claim expenses paid:
Current year (2)	113	—	152	—
Prior years (3)	1,100	1,033	4,309	2,401
Reinsurance terminations (4)	—	—	—	(549)
Total claims and claim expenses paid	1,213	1,033	4,461	1,852

Reserve at end of period, net of reinsurance recoverables	70,050	16,196	70,050	16,196
Add reinsurance recoverables (1)	17,180	4,309	17,180	4,309
Ending balance	$87,230	$20,505	$87,230	$20,505
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

The "claims incurred" section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. The amount of claims incurred for current year defaults represents the estimated amount of claims and claim expenses to be ultimately be paid on such loans. The decreases during the periods presented in reserves held for prior year defaults represent favorable development and are generally the result of the curing of previously reported defaults. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $11.4 million related to prior year defaults remained as of September 30, 2020.
The following table provides a reconciliation of the beginning and ending count of loans in default.

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Beginning default inventory	10,816	1,028	1,448	877
Plus: new defaults	6,588	718	16,870	1,838
Less: cures	(3,598)	(476)	(4,426)	(1,383)
Less: claims paid	(40)	(37)	(123)	(98)
Less: claims denied	(1)	(3)	(4)	(4)
Ending default inventory	13,765	1,230	13,765	1,230

The increase in the ending default inventory at September 30, 2020 compared to September 30, 2019, is primarily attributable to the COVID-19 outbreak as borrowers have faced increasing challenges and chosen to access the forbearance program for federally backed loans codified under the CARES Act and other similar assistance programs made available by private lenders. At September 30, 2020, 12,238 of our 13,765 ending default inventory were in a COVID-19 related forbearance program.
The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions and ILN Transactions, for the periods indicated.

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	($ In Thousands)
Number of claims paid (1)	40	37	123	98
Total amount paid for claims	$1,540	$1,265	$5,621	$2,979
Average amount paid per claim	$39	$34	$46	$30
Severity (2)	67%	70%	80%	70%
(1)    Count includes six and eight claims settled without payment for the three and nine months ended September 30, 2020, respectively, and eight and fourteen claims settled without payment for the three and nine months ended September 30, 2019, respectively.
(2)    Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.

The number of claims paid for the three and nine months ended September 30, 2020 increased compared to the three and nine months ended September 30, 2019, primarily due to an increase in our default inventory and the continued growth and seasoning of our insured portfolio. The timing and magnitude of future claims paid may be impacted by, among other factors, the forbearance program and foreclosure moratorium codified under the CARES Act and implemented by the GSEs through at least December 31, 2020, which may extend the timeline over which loans would otherwise progress through the default cycle to a paid claim.
Our claims severity for the three and nine months ended September 30, 2020 was 67% and 80%, respectively, compared to 70% for each of the three and nine month periods ended September 30, 2019. Claims severity for the three months ended September 30, 2020 benefited from the resiliency of the housing market and broad national house price appreciation. An increase in the value of the homes collateralizing the mortgages we insure provides additional equity support to our risk exposure by increasing the possibility of a third-party sale of the foreclosed property, which can mitigate the severity of our settled claims. The increase in claims severity for the nine months ended September 30, 2020 relates to an increase in the portion of claims settled using the percent option instead of through third-party sales during the six months ended June 30, 2020 as third-party marketing and sales activity was broadly constrained in the period immediately following the outbreak of the COVID-19 pandemic.

The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated.

Average reserve per default:	As of September 30, 2020	As of September 30, 2019
	(In Thousands)
Case (1)	$5.8	$15.3
IBNR (1)(2)	0.5	1.4
Total	$6.3	$16.7
(1)    Defined as the gross reserve per insured loan in default.
(2)    Amount includes claims adjustment expenses.
The average reserve per default at September 30, 2020 decreased from September 30, 2019, primarily due to new COVID-19 related defaults. At September 30, 2020, we established lower reserves that we consider to be connected to the COVID-19 outbreak given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs. While we established lower reserves per defaulted loan at September 30, 2020, our total reserve position and claims and claims expenses increased substantially as of and during the period ended September 30, 2020 due to the increase in the size of our default population.
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

	As of
	September 30, 2020	September 30, 2019
	(In Thousands)
Available assets	$1,671,990	$955,554
Risk-based required assets	990,678	637,914

Available assets were $1,672 million at September 30, 2020, compared to $956 million at September 30, 2019. In June 2020, NMIH completed the sale of 15.9 million shares of common stock raising net proceeds of approximately $220 million and the sale of the $400 million aggregate principal amount of senior secured notes. NMIH contributed approximately $445 million of capital to NMIC following completion of the Notes and equity offerings. The $716 million increase in NMIC's available assets between the periods presented was driven by the NMIH capital contribution and NMIC's positive cash flow from operations during the intervening periods.
The increase in the risk-based required asset amount between the periods presented was primarily due to the growth of our gross RIF, increase in our default inventory related to the onset of the COVID-19 pandemic, partially offset by the increased cession of risk under our third-party reinsurance agreements including the inception of the 2020-1 ILN Transaction. See "- COVID-19 Developments," above.
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
As of September 30, 2020, NMIC's performing primary RIF, net of reinsurance, was approximately $19.9 billion. NMIC ceded 100% of its pool RIF pursuant to the 2016 QSR Transaction. Based on NMIC's total statutory capital of $1.6 billion (including contingency reserves) as of September 30, 2020, NMIC's RTC ratio was 12.8:1. Re One had total statutory capital of $37 million as of September 30, 2020, and a RTC ratio of 1.2:1. We continuously monitor our compliance with state capital requirements.
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

Consolidated Results of Operations

Consolidated statements of operations	Three months ended			Nine months ended
	September 30, 2020	September 30, 2019		September 30, 2020		September 30, 2019
Revenues	($ in thousands, except for per share data)
Net premiums earned	$98,802	$92,381		$296,463		$249,499
Net investment income	8,337	7,882		23,511		22,894
Net realized investment (losses) gains	(4)	81		635		(219)
Other revenues	648	1,244		2,771		1,700
Total revenues	107,783	101,588		323,380		273,874
Expenses
Insurance claims and claim expenses	15,667	2,572		55,698		8,238
Underwriting and operating expenses(1)	33,969	32,335		96,616		95,325
Service expenses(1)	557	909		2,381		1,311
Interest expense	7,796	2,979		16,481		9,111
Loss (gain) from change in fair value of warrant liability	437	(1,139)		(4,286)		6,025
Total expenses	58,426	37,656		166,890		120,010

Income before income taxes	49,357	63,932		156,490		153,864
Income tax expense	11,178	14,169		33,192		32,102
Net income	$38,179	$49,763		$123,298		$121,762

Earnings per share - Basic	$0.45	$0.73		$1.63		$1.81
Earnings per share - Diluted	$0.45	$0.69	(2)	$1.55	(2)	$1.75

Loss ratio(3)	15.9%	2.8%		18.8%		3.3%
Expense ratio(4)	34.4%	35.0%		32.6%		38.2%
Combined ratio (5)	50.2%	37.8%		51.4%		41.5%

	Three months ended		Nine months ended
Non-GAAP financial measures (6)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	($ in thousands, except for per share data)
Adjusted income before tax	$52,052	$64,401	$157,087	$162,461
Adjusted net income	40,400	49,894	122,870	129,819
Adjusted diluted EPS	0.47	0.71	1.60	1.87
(1)    Certain "Underwriting and operating expenses" have been reclassified as "Service expenses" in prior periods.
(2)    Diluted net income for the three months ended September 30, 2019 and the nine months ended September 30, 2020 excludes the impact of the warrant fair value change as it was anti-dilutive. For all other periods presented in the table, diluted net income equals reported net income as the impact of the warrant fair value change was dilutive.
(3)    Loss ratio is calculated by dividing the insurance claims and claim expenses by net premiums earned..
(4)    Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.
(5)    Combined ratio may not foot due to rounding.
(6)    See "Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures," below.

Revenues
For the three and nine months ended September 30, 2020, net premiums earned increased $6.4 million or 7% and $47.0 million or 19%, respectively, compared to the three and nine months ended September 30, 2019. The increase is primarily due to the growth of our IIF, a rise in monthly policy production and higher single premium policy cancellations, partially offset by increased cessions under the QSR and ILN Transactions.
For the three and nine months ended September 30, 2020, net investment income increased $0.5 million and $0.6 million, respectively, compared to the three and nine months ended September 30, 2019. The increases were driven by an increase in the size of our total investment portfolio, partially offset by a decline in book yield tied to the prevailing interest rate and credit spread environment.
For the three months ended September 30, 2020, other revenues decreased $0.6 million compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, other revenues increased $1.1 million, compared to nine months ended September 30, 2019. Other revenues represent underwriting fee revenue generated by our subsidiary, NMIS, which provides outsourced loan review services to mortgage loan originators. Fluctuations in other revenues were driven by the size of NMIS' outsourced loan review volume. Amounts recognized in other revenues generally correspond with amounts incurred as service expenses for outsourced loan review activities in the same periods.
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
Insurance claims and claim expenses increased $13.1 million and $47.5 million for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019, as a result of an increase in defaults, driven by new defaults on insured loans impacted by COVID-19 outbreak, and an increase in the overall number of policies in our portfolio and aging of earlier book years, partially offset by the release of certain reserves related to prior year defaults.
    Underwriting and operating expenses increased $1.6 million, and $1.3 million for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019. The increase primarily relates to the recognition of previously deferred policy acquisition costs taken in connection with in-force portfolio run-off and an increase in issuance expenses incurred in connection with capital market reinsurance transaction activity, partially offset by reductions in payroll, travel and entertainment, and office administrative expenses as a result of the COVID-19 outbreak. Underwriting and operating expenses included capital market reinsurance transaction costs of $2.3 million and $1.7 million, for the three months ended September 30, 2020 and 2019, respectively, and $2.9 million and $2.4 million, for the nine months ended September 30, 2020 and 2019, respectively.
Service expenses were $0.6 million and $2.4 million for the three and nine months ended September 30, 2020, respectively, compared to $0.9 million and $1.3 million for the three and nine months ended September 30, 2019, respectively. Service expenses represent third-party costs incurred by NMIS in connection with the services it provides. Fluctuations in service expenses for the three and nine months ended September 30, 2020, were driven by the size of NMIS' outsourced loan review volume. Amounts incurred as service expenses generally correspond with amounts recognized in other revenues in the same periods.
Interest expense was $7.8 million and $16.5 million for the three and nine months ended September 30, 2020, respectively, compared to $3.0 million and $9.1 million for the three and nine months ended September 30, 2019, respectively. Interest expense increased in connection with the $400 million Notes issuance and retirement of the $150 million 2018 Term Loan completed in June 2020. Interest expense for the nine months ended September 30, 2020 includes $2.6 million of costs related to the extinguishment of the 2018 Term Loan. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt."
Income tax expense was $11.2 million and $33.2 million for the three and nine months ended September 30, 2020, respectively, compared to $14.2 million and $32.1 million for the three and nine months ended September 30, 2019, respectively. Fluctuations in income tax expense for the three and nine months ended September 30, 2020, reflect fluctuations in pre-tax income during such periods. We are subject to a 21% statutory U.S. federal corporate income tax rate. Our effective tax rate on pre-tax income was 22.6% and 21.2% for the three and nine months ended September 30, 2020, respectively, compared to 22.2% and 20.9% for the three and nine months ended September 30, 2019, respectively. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year. Our effective tax rates for the three and nine months ended September 30, 2020 and 2019 reflect the discrete tax effects of the vesting of RSUs and exercise of options, and the change in fair value of our warrant liability in each period. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."

Net Income
Net income was $38.2 million and $123.3 million for the three and nine months ended September 30, 2020, respectively, compared to $49.8 million and $121.8 million for the three and nine months ended September 30, 2019, respectively. Adjusted net income was $40.4 million and $122.9 million for the three and nine months ended September 30, 2020, respectively, compared to $49.9 million and $129.8 million for the three and nine months ended September 30, 2019, respectively. Net income and adjusted net income for the three and nine months ended September 30, 2020, benefited from an increase in total revenues, but were also impacted by defaults caused by the COVID-19 pandemic, which drove an increase in insurance claims and claim expenses.
Diluted EPS was $0.45 and $1.55 for the three and nine months ended September 30, 2020, respectively, compared to $0.69 and $1.75 for the three and nine months ended September 30, 2019, respectively. Adjusted diluted EPS was $0.47 and $1.60 for the three and nine months ended September 30, 2020, respectively, compared to $0.71 and $1.87 for the three and nine months ended September 30, 2019, respectively. Diluted and adjusted diluted EPS decreased primarily due to an increase in weighted average diluted shares outstanding in connection with the issuance of 15.9 million shares of common stock we completed in June 2020.
The non-GAAP financial measures adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
As reported	($ in thousands, except for per share data)
Income before income taxes	$49,357	$63,932	$156,490	$153,864
Income tax expense	11,178	14,169	33,192	32,102
Net income	$38,179	$49,763	$123,298	$121,762

Adjustments
Net realized investment losses (gains)	4	(81)	(635)	219
Loss (gain) from change in fair value warrant liability	437	(1,139)	(4,286)	6,025
Capital market transaction costs	2,254	1,689	5,518	2,353
Adjusted income before tax	52,052	64,401	157,087	162,461

Income tax expense on adjustments	474	338	1,025	540
Adjusted net income	$40,400	$49,894	$122,870	$129,819

Weighted average diluted shares outstanding	85,599	70,137	76,867	69,520
Adjusted diluted EPS	$0.47	$0.71	$1.60	$1.87
Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures
We believe the use of the non-GAAP measures of adjusted income before tax, adjusted net income and adjusted diluted EPS enhances the comparability of our fundamental financial performance between periods, and provides relevant information to investors. These non-GAAP financial measures align with the way the company's business performance is evaluated by management. These measures are not prepared in accordance with GAAP and should not be viewed as alternatives to GAAP measures of performance. These measures have been presented to increase transparency and enhance the comparability of our fundamental operating trends across periods. Other companies may calculate these measures differently; their measures may not be comparable to those we calculate and present.
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

Consolidated balance sheets	September 30, 2020	December 31, 2019
	(In Thousands)
Total investment portfolio	$1,689,815	$1,140,940
Cash and cash equivalents	194,199	41,089
Premiums receivable	48,159	46,085
Deferred policy acquisition costs, net	63,194	59,972
Software and equipment, net	28,131	26,096
Prepaid reinsurance premiums	8,014	15,488
Reinsurance recoverable (1)	17,180	4,939
Other assets (1)	33,128	30,209
Total assets	$2,081,820	$1,364,818
Debt	$392,987	$145,764
Unearned premiums	116,008	136,642
Accounts payable and accrued expenses	59,316	39,904
Reserve for insurance claims and claim expenses	87,230	23,752
Reinsurance funds withheld	10,364	14,310
Warrant liability	3,135	7,641
Deferred tax liability, net	97,451	56,360
Other liabilities	7,773	10,025
Total liabilities	774,264	434,398
Total shareholders' equity	1,307,556	930,420
Total liabilities and shareholders' equity	$2,081,820	$1,364,818
(1)    Reinsurance recoverable has been reclassified from "Other assets" in prior periods.
As of September 30, 2020, we had $1.9 billion in cash and investments, including $75.1 million held by NMIH. The increases in cash and investments from December 31, 2019 related to net proceeds of approximately $220 million raised from the issuance of common stock and approximately $245 million raised from the issuance of the Notes, both of which were completed in June 2020, as well as cash generated from operations.
Net deferred policy acquisition costs were $63.2 million as of September 30, 2020, compared to $60.0 million as of December 31, 2019. The increase was primarily driven by growth in the number of policies written during the period and the deferral of certain costs associated with the origination of those policies, partially offset by the amortization of previously deferred acquisition costs.
Prepaid reinsurance premiums were $8.0 million as of September 30, 2020, compared to $15.5 million as of December 31, 2019. Prepaid reinsurance premiums, which represent the unearned premiums on single premium policies ceded under the 2016 QSR Transaction, decreased due to the continued amortization of previously ceded unearned premiums.
Reinsurance recoverable was $17.2 million as of September 30, 2020, compared to $4.9 million as of December 31, 2019. The increase in reinsurance recoverable was primarily driven by an increase in ceded losses recoverable associated with our QSR transactions due to an increase in defaults and related reserves for insurance claims and claims expense resulting from the COVID-19 pandemic.
Unearned premiums decreased from $136.6 million as of December 31, 2019 to $116.0 million as of September 30, 2020, primarily due to the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies and the cancellation of other single premium policies, partially offset by single premium policy originations during the nine months ended September 30, 2020.
Debt was $393.0 million as of September 30, 2020, compared to $145.8 million as of December 31, 2019. Debt at December 31, 2019, represented the carrying value of the $150 million 2018 Term Loan, which was repaid in full during the second quarter of 2020. Debt at September 30, 2020, represented the carrying value of the recently issued the Notes completed in June 2020.

Accounts payable and accrued expenses increased from $39.9 million as of December 31, 2019 to $59.3 million as of September 30, 2020, primarily due to an increase in reinsurance premiums payable, accrued interest due and payable semi-annually on the Notes issued in June 2020, unsettled payments from the purchase of certain investment securities, and timing of other payments due, partially offset by the settlement of previously accrued compensation during the nine months ended September 30, 2020.
Reserve for insurance claims and claim expenses increased from $23.8 million as of December 31, 2019 to $87.2 million as of September 30, 2020, primarily due to an increase in defaults, driven by new defaults on insured loans impacted by the COVID-19 outbreak, and an increase in the overall number of policies in our portfolio and aging of earlier book years. This was partially offset by the release of prior year reserves primarily tied to default cures. See "- Insurance Claims and Claim Expenses," above for further details.
Reinsurance funds withheld was $10.4 million as of September 30, 2020, representing the net of our ceded reinsurance premiums written, less our profit and ceding commission receivables related to the 2016 QSR Transaction. The decrease in reinsurance funds withheld of $3.9 million from December 31, 2019, relates to the continued decline in ceded premiums written on single premium policies, due to the end of the reinsurance coverage period for new business under the 2016 QSR Transaction at December 31, 2017. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance."
Warrant liability decreased from $7.6 million at December 31, 2019 to $3.1 million at September 30, 2020, primarily due to a decrease in our stock price. For further information regarding the valuation of our warrant liability and its impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 3, Fair Value of Financial Instruments."
Net deferred tax liability increased from $56.4 million as of December 31, 2019 to $97.5 million as of September 30, 2020, primarily due an increase in the tax deduction claimed for our statutory contingency reserve. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Consolidated cash flows	For the nine months ended September 30,
	2020	2019
Net cash provided by (used in):	(In Thousands)
Operating activities	$214,977	$139,567
Investing activities	(520,878)	(117,263)
Financing activities	459,011	(1,709)
Net increase in cash and cash equivalents	$153,110	$20,595

Net cash provided by operating activities was $215.0 million for the nine months ended September 30, 2020, compared to $139.6 million for the nine months ended September 30, 2019. The increase in cash generated from operating activities was primarily driven by growth in premiums written, partially offset by an increase in claims paid.
Cash used in investing activities for the periods presented was driven by the purchase of fixed and short-term maturities with cash provided by operating and, as available, financing activities, and the reinvestment of coupon payments, maturities and sale proceeds within our investment portfolio. Cash used in investing activities for the nine months ended September 30, 2020, reflects, in part, the investment of net cash proceeds from the common stock and Notes offerings we completed in June 2020.
Cash provided by financing activities was $459.0 million for the nine months ended September 30, 2020, compared to cash used in financing activities of $1.7 million for the nine months ended September 30, 2019. Cash provided by financing activities for the nine months ended September 30, 2020 reflects $219.7 million net cash proceeds raised in our 2020 common stock offering and $244.2 million net cash proceeds raised in our 2020 Notes offering.

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
As of September 30, 2020, NMIH had $75.1 million of cash and investments. NMIH's principal source of net cash is investment income. NMIH also has access to $110 million of undrawn revolving credit capacity under the 2020 Revolving Credit Facility (See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 12, Subsequent Event"). Our insurance operating subsidiaries also have the capacity, under Wisconsin law, to pay $16.1 million of aggregate ordinary dividends to NMIH during the 12-month period ending December 31, 2020.
On June 8, 2020, NMIH completed the sale of 15.9 million shares of common stock, including the exercise of a 15% overallotment option, and raised proceeds of $219.7 million, net of underwriting discounts, commissions and other direct offering expenses. In June 2020, NMIH also completed the sale of the Notes, raising net proceeds of $244.4 million after giving effect to offering expenses and the repayment of principal amount outstanding under our $150 million 2018 Term Loan. In June 2020, NMIH contributed $445.4 million of capital to NMIC following completion of the equity and Notes offerings.
NMIH has entered into tax and expense-sharing agreements with its subsidiaries which have been approved by the Wisconsin OCI, with such approvals subject to change or revocation at any time. Among such agreements, the Wisconsin OCI has approved the allocation of interest expense on the Notes and $100 million of the 2020 Revolving Credit Facility to NMIC to the extent proceeds from such offering and facility are distributed to NMIC or used to repay, redeem or otherwise defease amounts raised by NMIC under prior credit arrangements that have previously been distributed to NMIC.
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
Under the 2020 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of September 30, 2020, the applicable commitment fee was 0.35%.
We are subject to certain covenants under the Notes and 2020 Revolving Credit Facility. Under the Notes (and as defined in the Indenture), we are subject to a maximum debt-to-total capitalization ratio of 35%. Under the 2020 Revolving Credit Facility (as defined in the Credit Agreement), we are subject to a maximum debt-to-total capitalization ratio of 35%, a minimum liquidity requirement, compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants as of September 30, 2020.
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
Our investment portfolio is comprised entirely of fixed maturity instruments. As of September 30, 2020, the fair value of our investment portfolio was $1.7 billion and we held an additional $194.2 million of cash and equivalents. Pre-tax book yield on the investment portfolio for the nine months ended September 30, 2020 was 2.3%. The book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. Yield on the investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our portfolio holdings and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	September 30, 2020	December 31, 2019
Corporate debt securities	63%	58%
Municipal debt securities	18	16
Cash, cash equivalents, and short-term investments	10	7
Asset-backed securities	7	15
U.S. treasury securities and obligations of U.S. government agencies	2	4
Total	100%	100%

Investment portfolio ratings at fair value (1)	September 30, 2020	December 31, 2019
AAA	16%	20%
AA(2)	23	19
A(2)	43	47
BBB(2)	18	14
Total	100%	100%
(1)    Excluding certain operating cash accounts.
(2)    Includes +/– ratings.

All of our investments are rated by one or more nationally recognized statistical rating organizations. If three or more ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.

Investment Securities - Allowance for credit losses
As of September 30, 2020, we did not recognize an allowance for credit loss for any security in our investment portfolio and we did not record any provision for credit loss for investment securities during the three and nine months ended September 30, 2020. As of September 30, 2019, we held no OTTI securities. During the nine months ended September 30, 2019, we recognized a $0.4 million loss in earnings related to the planned sale of a security in a loss position that was disposed of in April 2019. We did not recognize any OTTI losses for the three months ended September 30, 2019.
Off-Balance Sheet Arrangements and Contractual Obligations
We had no material off-balance sheet arrangements as of September 30, 2020. In connection with the ILN Transactions, we have certain future contractual commitments to the Oaktown Re Vehicles (special purpose VIE that are not consolidated in our financial results). See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 1. Organization, Basis of Presentation and Summary of Accounting Principles."
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
The carrying value of our investment portfolio as of September 30, 2020 and December 31, 2019 was $1.7 billion and $1.1 billion, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of September 30, 2020, the duration of our fixed income portfolio, including cash and cash equivalents, was 4.53 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.53% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 4.87 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.87% in fair value of our fixed income portfolio.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2020 pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Since the outbreak of the COVID-19 pandemic, there have been a number of governmental and GSE efforts to implement programs designed to assist individuals and businesses impacted by the virus. On March 27, 2020, the U.S. Congress enacted the CARES Act. The CARES Act provides financial assistance for businesses and individuals and targeted regulatory relief for financial institutions. Among many other things, the CARES Act suspended foreclosures and evictions for at least 60 days from March 18, 2020, on mortgages purchased or securitized by the GSEs, which moratorium has been extended by the GSEs through at least December 31, 2020 and may be further extended. In addition, the CARES Act enacts into law a requirement to provide payment forbearance on mortgages to borrowers experiencing hardship during the COVID-19 emergency. Forbearance under the CARES Act allows for a mortgage payment to be suspended for up to 360 days due to hardship caused by COVID-19. The CARES Act also provides for enhanced unemployment benefits, direct aid to individuals in the form of refundable tax credit rebates and increased flexibility under retirement plans, among other things.
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
•Mortgage delinquencies are typically affected by a variety of factors, including illness, death, unemployment and other life events, among others, many of which are likely exacerbated by the COVID-19 pandemic. While there are efforts underway to combat the spread and severity of COVID-19 and the related economic impacts, these measures may be ineffective in mitigating the spike in defaults we have received as a direct result of the COVID-19 pandemic. It is unclear how many borrowers will obtain forbearance plans, the length of assistance borrowers will require, and whether borrowers will be able to resume their mortgage payments thereafter. Increases in unemployment as well as borrowers entering into forbearance plans could result in further increases in the defaults we receive in the near term. In addition, as a result of COVID-19-related relief programs, the defaults related to the pandemic, if not cured, could remain in our default inventory for a protracted period of time, potentially resulting in higher levels of claim severity for those loans that ultimately result in claims. There may be additional, extended or extensive forbearance programs or other changes in regulations or laws which may adversely impact us.
•We include a loan in our default population and establish loss reserves on such loan when we have received notice from the servicer that as of a particular payment date, the borrower has missed the preceding two or more consecutive monthly payments. In addition, PMIERs generally requires us to treat such loans as non-performing, which then increases the capital we are required to hold against such loans. Under PMIERs, non-performing loans that have missed two or more payments are generally assessed a significantly higher capital charge than performing loans. The GSEs issued PMIERs guidance in June 2020 (subsequently amended and restated in September 2020) on the risk-based treatment of loans affected by the COVID-19 crisis (COVID Guidance). The GSEs clarified that for each non-performing loan that: i) has an initial missed payment (as defined in the COVID Guidance) occurring on or after March 1, 2020 and prior to January 1, 2021 (COVID-19 Crisis Period); or ii) is subject to a forbearance plan granted in response to a financial hardship related to COVID-19 (which shall be assumed to be the case for any loan that has an initial missed payment (as defined in the COVID Guidance) occurring during the COVID-19 Crisis Period and is subject to a forbearance plan), the PMIERs charge on such non-performing loans is adjusted by a 30%

multiplier (inversely, a 70% haircut). As such, the PMIERs risk-based required asset charge for all newly delinquent loans nationwide (including those that go delinquent under a forbearance program) are reduced by 70%. Under the COVID Guidance, non-performing loans that are subject to a forbearance program granted in response to a financial hardship related to COVID-19 will benefit from the risk-based required asset haircut for the duration of the forbearance period and subsequent repayment plan or trial modification period. As a result of costs incurred in connection with rising defaults associated with the COVID-19 crisis, the impact to our capital needs and incurred losses could be material and adversely impact our NIW opportunity and our business, results of operations and financial condition.
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
•Our master policies require insureds to file a claim no later than 60-days after completion of a foreclosure, and in connection with the claim, the insured is generally entitled to include in the claim amount (i) interest (capped at three years) and (ii) certain advances, each as incurred through the date the claim is filed. Under our master policies, a national foreclosure moratorium of the type currently required will not limit the amount of accrued interest (subject to the three-year limit) or advances that may be included in the claim amount. If the duration of the current foreclosure moratorium mandated by the GSEs is continued beyond December 31, 2020 for an extended period of time, loans in our default inventory, including those with defaults unrelated to the COVID-19 crisis that had not yet gone through foreclosure, may remain in a pre-foreclosure default status for a prolonged period of time, which would delay our receipt of certain claims for loans that do not cure and could increase the severity of claims we may ultimately be required to pay after the moratorium is lifted.
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
•The COVID-19 pandemic initially caused significant volatility and disruption to the financial, capital and reinsurance markets and such volatility may continue, making access to such markets difficult. To the extent that our current sources of income and capitalization are insufficient to meet GSE and state capital requirements (respectively, as defined therein) or to fund our future operations, we would need to raise additional funds through future financing activities, including through the issuance of additional debt, equity, or a combination of both, reduce our RIF, including through additional reinsurance, or curtail our growth and reduce our expenses. We can give no assurance that any such efforts to raise capital, obtain additional reinsurance or otherwise reduce our RIF would be successful. If we cannot obtain adequate capital, our business, results of operations and financial condition could be adversely affected.
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

Item 5. Other Information
On October 30, 2020, we entered into a Joinder Agreement, among NMIH, NMIS, JPMorgan Chase Bank, N.A., as administrative Agent and Citibank, N.A., as a lender, (the "Joinder") to the Company's existing Credit Agreement, increasing the aggregate principal amount of commitments under the 2020 Revolving Credit Facility from $100 million to $110 million. All other terms remained unchanged. As of the date hereof, no amounts are outstanding under the 2020 Revolving Credit Facility. The foregoing summary of the Joinder does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Joinder, which is attached hereto as Exhibit 10.20 and is incorporated herein by reference.

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
Commitment Letter dated July 12, 2013 for Bulk Fannie Mae-Paid Loss-on-Sale Mortgage Insurance on the Portfolio of approximately $5.46 billion Purchased by Fannie Mae and Identified by Fannie Mae as Deal No. 2013 MIRT 01 and by the Company as Policy No. P-0001-01 (incorporated herein by reference to Exhibit 10.14 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.13
Credit Agreement, dated November 10, 2015, between NMI Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.1 to our Form 8-K, filed on November 10, 2015)

10.14
Amendment No. 1, dated February 10, 2017, to the Credit Agreement dated November 10, 2015, between NMI Holdings, Inc., the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 10, 2017)

10.15
Amendment No. 2, dated October 25, 2017, to the Credit Agreement dated November 10, 2015, between NMI Holdings, Inc., the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on October 26, 2017)

10.16
Credit Agreement, dated May 24, 2018, between NMI Holdings, Inc., the lender party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.1 to our Form 8-K, filed on May 25, 2018)

10.17
Extension Amendment, dated as of March 20, 2020, to the Company's Credit Agreement, dated as of May 24, 2018, by and among the Company, the lender parties thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on March 20, 2020)

10.18
Joinder Agreement, dated as of March 20, 2020, to the Company's Credit Agreement, dated as of May 24, 2018, by and among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and Citibank, N.A. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on March 20, 2020)

10.19
Amendment No. 1, dated as of May 6, 2020, to the Company's Credit Agreement, dated as of May 24, 2018, by and among the Company, the lender parties thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on May 6, 2020)

10.20
Joinder Agreement, dated as of October 29, 2020, to the Company’s Credit Agreement, dated as of May 24, 2018, by and among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and Citibank, N.A.

10.21 ~	NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan (incorporated herein by reference to Appendix A to our 2017 Annual Proxy Statement, filed on March 30, 2017)
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

10.28 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Agreement for Chief Executive Officer (incorporated herein by reference to Exhibit 10.26 to our Form 10-K, filed on February 17, 2017)

10.29 ~	NMI Holdings, Inc. Severance Benefit Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 17, 2016)
10.30 ~	NMI Holdings, Inc. Amended and Restated Change in Control Severance Benefit Plan (incorporated herein by reference to Exhibit 10.30 to our Form 10-Q, filed on October 30, 2018)

10.31 ~	NMI Holdings, Inc. Clawback Policy (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on February 23, 2017)
10.32 ~
Employment Letter by and between NMI Holdings, Inc. and Bradley M. Shuster, effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 28, 2018)

10.33 ~
Employment Letter by and between NMI Holdings, Inc. and Claudia J. Merkle, effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on December 28, 2018)

10.34 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Restricted Stock Unit Award Agreement for Independent Directors (incorporated herein by reference to Exhibit 10.30 to our Form 10-Q, filed on May 2, 2019)

10.35 ~	Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Restricted Stock Unit Award Agreement for Employees (incorporated herein by reference to Exhibit 10.31 to our Form 10-Q, filed on May 2, 2019)
10.36 ~	Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Agreement for Employees (incorporated herein by reference to Exhibit 10.32 to our Form 10-Q, filed on May 2, 2019)
10.37 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Independent Directors (incorporated herein by reference to Exhibit 10.33 to our Form 10-Q, filed on May 2, 2019)

10.38 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Employees (incorporated herein by reference to Exhibit 10.34 to our Form 10-Q, filed on May 2, 2019)

10.39 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Agreement for Employees (incorporated herein by reference to Exhibit 10.35 to our Form 10-Q, filed on May 2, 2019)

10.40 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Based) (incorporated herein by reference to Exhibit 10.38 to our Form 10-Q, filed on May 7, 2020)

21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019;
(iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2020 and 2019;
(iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and
(v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

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
Date: November 5, 2020

By: /s/ Adam S. Pollitzer
Name: Adam S. Pollitzer
Title: Chief Financial Officer and Duly Authorized Signatory