Form 10-K
period 2020-12-31
NMI Holdings, Inc.
filed 2021-02-24
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 001-36174

NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware					45-4914248
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)

2100 Powell Street	,	Emeryville	,	CA	94608
(Address of principal executive offices)					(Zip Code)

(855) 530-6642
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $.01 par value per share	NMIH	NASDAQ

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, the calculated aggregate market value of common stock held by non-affiliates was 1,182,522,798.
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on February 22, 2021 was 85,302,579 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2020.

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
•adoption of new or changes to existing laws and regulations that impact our business or financial condition directly or the mortgage insurance industry generally or their enforcement and implementation by regulators, including the timing and eventual implementation of the final rules concerning the expiration of the "QM Patch" and "Qualified Mortgage" definitions under the Dodd-Frank Act Ability to Repay/Qualified Mortgage rule;
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
•the inability of our counter-parties, including third-party reinsurers, to meet their obligations to us;
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
NMI Holdings, Inc. (NMIH), a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of December 31, 2020, we had master policies with 1,570 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of December 31, 2020, we had $113.1 billion of total insurance-in-force (IIF), including primary IIF of $111.3 billion, and $28.3 billion of gross risk-in-force (RIF), including primary RIF of $28.2 billion. For the year ended December 31, 2020, we generated new insurance written (NIW) of $62.7 billion. As of December 31, 2020, we had 262 full- and part-time employees.
We believe that our success in acquiring a large and diverse group of lender customers and growing a portfolio of high-quality IIF traces to our founding principles, whereby we aim to help qualified individuals achieve their homeownership goals, ensure that we remain a strong and credible counter-party, deliver a unique customer service experience, establish a differentiated risk management approach that emphasizes the individual underwriting review or validation of the vast majority of the loans we insure, utilize our proprietary Rate GPS® pricing platform to dynamically evaluate risk and price our policies, and foster a culture of collaboration and excellence that helps us attract and retain experienced industry leaders.
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
According to statistics published by the U.S. Federal Reserve, the U.S. residential mortgage market is one of the largest in the world, with approximately $11.5 trillion of mortgage debt outstanding as of December 31, 2020, and includes both primary and secondary components. The primary market consists of lenders originating home loans to borrowers and includes loans made in connection with home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions that buy and sell mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities.
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
We and other private mortgage insurers also compete directly with the government MI companies, who significantly increased their share in the MI market following the 2008 financial crisis. Prior to the financial crisis, private mortgage insurers accounted for the majority of the insured mortgage origination market. During the financial crisis, the government MIs captured an increasing share of the high-LTV MI market as incumbent private mortgage insurers came under significant financial stress. According to data reported by Inside Mortgage Finance, in 2007, government MIs accounted for 23% of the total insured mortgage origination market. By 2009, government MI share had peaked at approximately 82% of the total insured mortgage origination market. Government MI share has since declined and is estimated to have been 56% in 2020. Previous rate actions and product introductions continue to impact the government mortgage insurers' market share and by extension the private MI market. Although there has been broad policy consensus toward the need for increasing private capital participation and decreasing government exposure to credit risk in the U.S. housing finance system, it remains difficult to predict whether the combined market share of government MIs will recede to pre-2008 levels. A range of factors influence a lender's decision to choose private over government MI, including among others, GSE demand, premium rates and other charges, loan eligibility requirements, cancelability, loan size limits and the relative ease of use of private MI products compared to government MI alternatives.
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
Our maximum obligation with respect to a claim is generally determined by multiplying the selected coverage percentage by the loss amount on an insured loan. The loss amount is defined in the applicable master mortgage insurance policy (together with any related endorsements, a Master Policy) and includes, subject to certain limitations, unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure or sale of the property securing the insured loan. See "Business - Defaults and Claims; Loss Mitigation - Defaults and Claims," below for a description of our claim settlement processes.
The terms of our primary mortgage insurance coverage are governed by the applicable Master Policy, which we issue to each approved lender with which we do business. The Master Policy sets forth the terms and conditions of our MI coverage, including, among others, loan eligibility requirements, coverage terms, premium payment obligations, exclusions or reductions in coverage, rescission and rescission relief provisions, policy administration requirements, conditions precedent to payment of a claim and loss payment procedures. In March 2020, we introduced a new Master Policy (the 2020 Master Policy), which replaced our previous form (the 2014 Master Policy) for MI applications received on and after March 1, 2020. We implemented the 2020 Master Policy, in part, to provide terms of coverage that conform to the requirements of the GSEs' 2018 revised Amended and Restated Rescission Relief Principles (RRPs), which contain rescission relief provisions that the GSEs require their approved mortgage insurers to include in their master policies. In addition to incorporating substantive changes mandated by the RRPs, we developed the 2020 Master Policy to (i) present standard MI policy terms in a plain English format; (ii) update premium, servicing, default notice and modification provisions to align with industry practice; and (iii) clarify claim settlement and other terms. The 2020 Master Policy governs the terms of coverage for NIW associated with applications received on or after March 1, 2020. NIW associated with applications received before March 1, 2020 continues to be covered under the 2014 Master Policy. The 2014 Master Policy and 2020 Master Policy (taken together, the Master Policies) are publicly available on our website.
Upon receipt of an insurable loan, we issue a certificate of insurance that extends coverage for such loan under the applicable Master Policy. See "Business - Underwriting," below for a description of our underwriting processes. Our MI coverage attaches at a loan level and remains in effect whether a mortgage is retained by the originating lender or sold, assigned or otherwise transferred in the secondary market. We generally consider the original lender or any subsequent servicer of an insured loan to be our insured or, with respect to subsequent owners and the GSEs, third-party beneficiaries under our Master Policies.
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
Our premiums are based on statutory rating rules and rates that we file with various state insurance departments. We establish our premium rates based on models that assess risk across a spectrum of variables, including coverage percentages, LTV ratios, loan and property attributes, borrower debt-to-income (DTI) and credit score profiles, and market and macroeconomic conditions. We have discretion under our rates and rating rules to flex our premium rates to a limited degree, and we may choose to do so for lenders or programs that meet certain criteria. We generally cannot change premium rates on insured loans after coverage is established.
In general, premiums are calculated as a percentage of the original principal balance of an insured loan. We have four premium plans:
•single — entire premium is paid upfront at the time coverage is placed;
•annual — premiums are paid in advance for a subsequent twelve-month period over the life of a policy;
•monthly — premiums are paid in advance on a monthly basis over the life of the policy; and
•Monthly Advantage® — premiums are billed upon our receipt of notice of a mortgage close and then paid in arrears on a monthly basis over the life of the policy.
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
In 2013, NMIC entered into a pool agreement with Fannie Mae, pursuant to which NMIC initially insured 21,921 loans with IIF of $5.2 billion (as of September 1, 2013). Fannie Mae pays monthly premiums for this transaction, which are recorded as written and earned in the month received. The agreement has a term of 10 years from September 1, 2013, the coverage effective date. The RIF to NMIC is $93.1 million, which represents the difference between a deductible payable by Fannie Mae on initial losses and a stop loss above which losses are borne by Fannie Mae. NMIC provides this same level of risk coverage over the term of the agreement. 100% of this pool risk is reinsured under the Company's September 2016 quota-share reinsurance transaction (2016 QSR Transaction), discussed below at "Business - Reinsurance - Third-Party Reinsurance - Quota Share Reinsurance."
We did not write any pool insurance in 2020 and at present do not expect to write any meaningful amount of pool insurance in the near future.
Loan Review Services
We offer outsourced loan review services to mortgage originators through NMIS. In connection with these services, NMIS reviews loan data and documentation and assesses whether individual loan applications comply with the originator's and/or GSEs' underwriting guidelines. We provide loan review services for mortgages that require MI and those that do not. Under the terms of its loan review agreements, NMIS provides customers with limited indemnification against losses for certain material loan review errors. The indemnification may be in the form of monetary or other remedies, subject to per loan and annual limits. NMIS utilizes third-party service providers to conduct individual loan reviews. NMIS third parties have represented and warranted to NMIS that they comply with the requirements of the federal Secure and Fair Enforcement for Mortgage Licensing Act (SAFE Act) in all applicable jurisdictions. See "Business - U.S. Mortgage Insurance Regulation - Other U.S. Regulation - SAFE Act," below.

Customers
Since our inception, we have sought to establish customer relationships with a broad group of mortgage lenders. As of December 31, 2020, we had Master Policies with 1,570 customers. We classify our customers into two primary categories, which we refer to as "National Accounts" and "Regional Accounts." We consider National Accounts to be the most significant residential mortgage originators as determined by the combined volume of their own "retail" originations and insured business they acquire from "correspondents," or other smaller mortgage originators. National Account lenders primarily sell their loans to the GSEs or, less frequently, to private label secondary markets. National Account lenders may also retain loans they originate or purchase in their portfolios. Regional Account lenders typically originate loans on a local or regional level. Some Regional Account lenders have origination platforms that span multiple regions; however, their primary lending focus is local. Regional Account lenders sell the majority of their origination volume to National Accounts; however, they may also retain loans in their portfolios or sell portions of their production directly to the GSEs.
We further define customers as "centralized" or "decentralized" based on how they manage their mortgage insurance purchasing decisions across each of their MI providers. Centralized lenders make decisions about the placement and choice of private mortgage insurance at a centralized, corporate level. Decentralized lenders make decisions about the placement and choice of private mortgage insurance at a loan level by loan production personnel, such as loan officers, processors, and underwriters. National Account lenders primarily utilize the centralized decision model and Regional Account lenders primarily utilize the decentralized decision model. There are, however, a number of National Account lenders who opt for a decentralized approach and a number of Regional Account lenders who opt for a centralized approach.
The GSEs, as major purchasers of conventional mortgage loans in the U.S., are the primary beneficiaries of our mortgage insurance coverage. Revenues from our customers have been generated in the U.S. only.
Customers exceeding 10% of consolidated revenues
No individual customer accounted for greater than 10% of our consolidated revenues in 2020.
Sales and Marketing
Our sales and marketing efforts are designed to help us establish and maintain high-quality customer relationships. Our sales force consists of qualified mortgage professionals that generally have well-established relationships with industry leading lenders and significant experience in both MI and mortgage lending. We structure our sales force into National Accounts that focus on relationships with national or large regional lenders, and Regional Accounts that focus on relationships with regional lenders, such as community banks, credit unions and mortgage bankers. We also maintain a dedicated customer service team, which we refer to as the Solution Center, which offers support in loan submission and underwriting services as well as risk management and technology to support our sales efforts.
We also have a product development and marketing department that has primary responsibility for the creation, launch and management of our MI products and technological offerings, and coordination of our marketing strategy. Our marketing efforts seek to raise brand awareness through advertising and marketing campaigns, customer training programs, sponsorship of industry and educational events, and our web-based presence and proprietary mobile technology.
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

We evaluate loans and issue policies through two underwriting platforms:
•Non-Delegated: Customers submit loan information and documentation to us so that we may individually underwrite each application to reach a decision as to whether we will insure a loan. On receipt of a non-delegated submission, we review the information, documentation and data provided by the lender to underwrite the MI application.
•Delegated: We provide eligible customers who have been vetted and approved, and comply with a defined set of delegated underwriting program requirements with the ability to directly underwrite our policies and bind our coverage based on pre-established eligibility rules, approved underwriting guidelines and according to the terms of the Master Policy. We offer delegated underwriting to lenders that have a track record of originating quality mortgage loans and meet our delegated authority approval requirements. To complete the underwriting process and bind coverage, delegated lenders are required to provide us with certain loan characteristics to demonstrate such loans meet our threshold eligibility rules. Our delegated eligibility rules are programmed into our insurance management system, which provides us the ability to automatically reject policies that fail to meet threshold requirements.

Lenders elect whether to be non-delegated or delegated customers at the time they apply to become Master Policy holders. Non-delegated lenders deliver all MI applications to us on a non-delegated basis. Certain delegated lenders may choose to deliver some or all of their MI applications to us on a non-delegated basis, but retain their authority to underwrite our MI on a delegated basis.
We employ a team of experienced underwriters who review and evaluate our non-delegated loan submissions. Our underwriters are located remotely, facilitating our ability to service our customers nationwide across the different time zones. We also engage third-party underwriting service providers (USPs) who provide us with incremental underwriting capacity. We train and require our USPs to follow the same processes and underwriting guidelines that our own employees follow when rendering insurance decisions.
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
Independent Validation and Rescission Relief
We offer post-closing underwriting reviews, which we refer to as "independent validations," for both non-delegated and delegated loans, as described below. Upon satisfactory completion of an independent validation, which involves reviewing certain post-close documentation to confirm our original assessment of non-delegated loans and performing a comprehensive full-file review for delegated loans, we agree – on an accelerated basis – that we will not rescind coverage under most circumstances. We refer to such accelerated agreement as "early rescission relief."
Our Master Policies generally provide us with the ability to rescind coverage of a loan if there are material misrepresentations, significant underwriting defects and/or fraud later identified in the origination process of such loan. When we rescind coverage of a loan, we cancel the certificate as of the original certificate effective date and return all premiums received related to the impacted loan. Rescission relief generally limits our ability to pursue rescission rights, except under certain life-of-coverage exclusions, such as fraud and pattern activity. Rescission relief also limits our ability to initiate certain investigations or to request information from our insureds.

In September 2018, the GSEs issued revised RRPs that outline the rescission relief provisions that are generally required to be included in the master policies of GSE-approved mortgage insurers. Under our 2014 Master Policy, a loan may be eligible for early rescission relief if the borrower has made the first 12 mortgage payments on time and we have satisfactorily completed our independent validation. Under the 2020 Master Policy, which incorporates the RRPs, a loan may be eligible for early rescission relief following our satisfactory completion of an independent validation, with no set requirement for a minimum number of timely mortgage payments by the borrower.
Insured loans that do not qualify for early rescission relief may still achieve rescission relief based on a borrower's payment history at the 36th or 60th month, provided the conditions in the applicable Master Policy are satisfied. Under the Master Policies, if a lender has elected not to pursue independent validation and early rescission relief, a loan is still eligible for rescission relief if it is current after 36 months and the borrower has had no more than two 30-day delinquencies and no 60-day or greater delinquencies during such 36-month period. The 2020 Master Policy further provides for a sunset of our rescission rights at the 60-month anniversary of the inception of coverage of an insured loan, provided such loan is then current or subsequently cures.
Lenders have the ability to select whether or not to pursue early rescission relief and subject their insured loans to our post-close independent validation processes. Non-delegated lenders who pursue independent validation are required to submit additional loan documentation post-closing that allows us to independently validate such loans, including a loan's closing disclosures, note, executed mortgage and title insurance commitment. Our 2020 Master Policy provides for a "closing document exception," which permits eligible non-delegated lenders to obtain early rescission relief without post-close independent validations of qualifying loans, if the borrower timely makes the first 12 mortgage payments. Loans from non-delegated lenders who do not pursue or submit the documentation necessary for us to complete our independent validation, and are not eligible for a closing document exception remain eligible for 36 or 60-month rescission relief in accordance with the terms of the applicable Master Policy.
Delegated lenders who pursue early rescission relief and subject their insured loans to our post-close independent validation process are required to submit a full file (which contains all the underwriting information and documentation otherwise required by us for a non-delegated underwrite and the above-referenced post-closing documentation) after a loan's coverage effective date. We refer to our independent validation of delegated loans as our "Delegated Assurance Review" or "DAR" process. Through DAR, we assess and validate the MI underwriting process and decisions made by our delegated customers on an individual loan level basis. Loans from delegated lenders who do not pursue or submit the documentation necessary for us to complete our DAR process remain eligible for 36 or 60-month rescission relief in accordance with the terms of the applicable Master Policy.
All loans, whether included in our post-close validation processes or not, are eligible for review under our quality control (QC) process, and such QC reviews qualify as independent validations for such loans, making them eligible for early rescission relief.
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
We introduced Rate GPS in June 2018 to replace our previous rate card pricing system. While most of our new business is priced through Rate GPS, we continue to offer a rate card pricing option to a limited number of lender customers who require a rate card for business process reasons.
Our pricing approach targets through-the-cycle returns that exceed our cost of capital. We believe that Rate GPS provides us with a more granular and analytical approach to evaluating and pricing risk, and that it enhances our ability to continue building a high-quality mortgage insurance portfolio and delivering attractive risk-adjusted returns.

Policy Servicing
Our Policy Servicing Department is responsible for various servicing activities related to Master Policy and certificate administration, premium billing and payment processing. Our Policy Servicing Department primarily interfaces with our insureds' mortgage loan servicers. Some insureds retain the servicing rights and responsibilities for their own loan originations, while others transfer such rights and responsibilities to third-party servicers. A residential mortgage loan servicer handles the day-to-day tasks of managing a lender's loan portfolio, including processing borrowers' loan payments, paying MI premiums to the mortgage insurer, responding to borrower inquiries, keeping track of principal and interest payments, managing escrow accounts and initiating loss mitigation and foreclosure activities. We assign servicing specialists to our servicers to assist with day-to-day transactions and monitoring of insured loans.
Over time, a servicer may change on an insured loan if the related servicing rights are transferred to a different servicer during the life of such loan. Servicing rights and responsibilities related to an insured loan may be sold, assigned or transferred, subject to all of the terms and conditions of the applicable Master Policy. Under the Master Policies, if the servicing rights for an insured loan are sold, assigned or transferred to a servicer we approve, coverage of the loan will continue. We have the right under our Master Policies to revoke approval of a servicer; if the impacted insureds wish to maintain coverage of insured loans serviced by the disapproved provider, such insureds must find another servicer that we approve.
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
Defaults and Claims; Loss Mitigation
Defaults and Claims
The MI claim cycle begins with the receipt of a Notice of Default (NOD) for an insured loan from a loan servicer. Generally, our Master Policies require our insureds to notify us after a loan is two payments in arrears. We include a loan in our default population and establish claim reserves on such loan when we have received notice from the servicer that as of a particular payment date, the borrower has missed the preceding two or more consecutive monthly payments. The incidence of default is affected by a variety of factors, many of which are unforeseen, including a borrowers' loss of income, unemployment, divorce, illness or death. Defaults that are not cured result in a claim to us. A default may be cured by a borrower remitting all delinquent loan payments, achieving a modification of loan terms, or refinancing the loan or selling the property and satisfying all amounts due under the loan.
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
Our claim exposure includes, subject to certain limitations, the covered portion of unpaid loan principal, delinquent interest (subject to a three-year limit) and certain expenses incurred in connection with the default and subsequent foreclosure or sale of the property securing the insured loan.
Under the terms of our Master Policies, our insureds are generally required to file claims within 60 days of acquiring title to a property securing an insured loan (typically through foreclosure) or when there has been an approved short sale. In the years following the 2008 financial crisis, foreclosure time-lines and the average time from initial default by a borrower to MI claim submission extended due to legislation and GSE programs requiring mortgage servicers to mitigate losses by offering forbearance and loan modifications prior to pursuing foreclosure on delinquent loans.
Such timelines have been further extended in connection with legislation and GSE action following the onset of the COVID pandemic to aid distressed borrowers. On March 27, 2020, the U.S. Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). Among many other things, the CARES Act suspended foreclosures and evictions for at least 60 days from March 18, 2020 on mortgages purchased or securitized by the GSEs, which moratorium has been extended by the GSEs on such mortgages through at least March 31, 2021 and may be further extended. In addition, the CARES Act provides for payment forbearance to borrowers facing hardship caused by COVID-19 for up to 360 days. Consistent with the CARES Act, the GSEs permit payment forbearance for borrowers facing financial hardship from COVID-19 for a cumulative 12-month term, and for certain borrowers, if their hardships have not been resolved at the end of the 12-month term, they may extend their forbearance terms for up to three additional months. The GSEs may extend this period further in the future.
We have rights under our Master Policies to deny a claim under certain conditions, such as when a loan servicer does not produce documents necessary to perfect a claim or when the reason for the underlying loss associated with a claim is not covered by our Master Policies.
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
Loss Mitigation
Before paying a claim, we review loan and servicing files to determine the appropriateness of the claim submission and claim amount, and to ensure we only pay for expenses covered under the applicable Master Policy. We periodically receive claims submissions that include costs and expenses not covered by our Master Policies, such as mortgage insurance premiums, hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired, and deny coverage for such items. Our Master Policies also provide us with the ability to reduce or deny a claim if the servicer did not comply with its obligations, including a requirement to pursue reasonable loss mitigation efforts. Such efforts may include pursuing foreclosure or bankruptcy relief in a timely and diligent manner. We deem a reduction in the claim amount to be a "curtailment."
Under our Master Policies, insureds, typically through their servicers, must obtain prior approval from us before executing a deed-in-lieu of foreclosure, short sale or loan modification. Our right to pre-approve these transactions provides us the ability to mitigate actual or potential loss on an insured loan by ensuring that properties are being marketed and sold at reasonable values and that, in appropriate cases, borrowers are offered modified loan terms that are structured to help them sustain their mortgage payments. Proceeds from approved third-party sales occurring before we settle a claim are factored into the claim settlement and can often mitigate the size of the insurance benefit we are responsible to pay. In connection with our approval rights for short sales or deed-in-lieu of foreclosure transactions, our Master Policies also provide us the right to obtain a contribution from borrowers with appropriate financial capacity, either in the form of cash or promissory notes, to cover a portion of our claim payments. We have entered into delegation agreements with the GSEs that provide them and their designated servicers the right to approve certain transactions on our behalf including pre-foreclosure sales, deeds-in-lieu and loan modifications for most GSE-owned loans that we insure.
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

Excess-of-loss reinsurance
NMIC entered into excess-of-loss reinsurance agreements with Oaktown Re Ltd., Oaktown Re II Ltd., Oaktown Re III Ltd., Oaktown Re IV Ltd., and Oaktown Re V Ltd. (special purpose reinsurance entities collectively referred to as the Oaktown Re Vehicles) effective May 2, 2017, July 25, 2018, July 30, 2019, July 30, 2020 and October 29, 2020 respectively. Each agreement provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies written during a discrete period. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the respective Oaktown Re Vehicle then provides second layer loss protection up to a defined reinsurance coverage amount. NMIC then retains losses in excess of the respective reinsurance coverage amounts.
Under the terms of each excess-of-loss reinsurance agreement, the Oaktown Re Vehicles are required to fully collateralize their outstanding reinsurance coverage amount to NMIC with funds deposited into segregated reinsurance trusts. Such trust funds are required to be invested in short-term U.S. Treasury money market funds at all times. Each Oaktown Re Vehicle financed its respective collateral requirement through the issuance of mortgage insurance-linked notes to unaffiliated investors. Such insurance-linked notes mature ten years from the inception date of each reinsurance agreement. We refer to NMIC's reinsurance agreements with and the insurance-linked note issuances by Oaktown Re Ltd., Oaktown Re II Ltd., Oaktown Re III Ltd., Oaktown Re IV Ltd. and Oaktown Re V Ltd., individually as the 2017 ILN Transaction, 2018 ILN Transaction, 2019 ILN Transaction, 2020-1 ILN Transaction and 2020-2 ILN Transaction, and collectively as the ILN Transactions.
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

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Initial First Layer Retained Loss (1)
2017 ILN Transaction	May 2, 2017	1/1/2013 - 12/31/2016	$211,320	$126,793
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	264,545	125,312
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	123,424
2020-1 ILN Transaction	July 30, 2020	7/1/2019 - 3/31/2020	322,076	169,514
2020-2 ILN Transaction	October 29, 2020	4/1/2020 - 9/30/2020 (2)	242,351	121,777
(1)    NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure and cedes reserves for incurred claims and claims expenses to each applicable ILN Transaction and recognizes a reinsurance recoverable if such incurred claims and claims expenses exceed its current first layer retained loss.
(2)    Less than 1% of the production covered by the 2020-2 ILN Transaction has coverage reporting dates between July 1, 2019 and March 31, 2020.

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

Under the terms of the 2018, 2019, 2020-1 and 2020-2 ILN Transactions, we are required to maintain a certain level of restricted funds in premium deposit accounts with Bank of New York Mellon until the respective notes have been redeemed in full. We are not required to deposit additional funds into the premium deposit accounts in the future for these transactions and the restricted balances will decrease over time as the outstanding principal balances of the respective insurance-linked notes decline.
    Quota share reinsurance
Under a quota share reinsurance agreement, the ceding insurer pays a premium in exchange for coverage on an agreed-upon portion of incurred losses. Quota share arrangements reduce net premiums written and earned and also reduce net RIF, providing capital relief to the ceding insurer and reducing incurred claims in accordance with the terms of the reinsurance agreement. In addition, reinsurers typically pay ceding commissions as part of quota share transactions, which offset the ceding company's acquisition and underwriting expenses. Certain quota share agreements include profit commissions that are earned based on loss performance and serve to reduce ceded premiums. NMIC entered into three quota share reinsurance treaties each with a syndicate of third-party reinsurers, effective September 1, 2016 (the 2016 QSR Transaction), January 1, 2018 (the 2018 QSR Transaction) and April 1, 2020 (the 2020 QSR Transaction), which we collectively refer to as the QSR Transactions.
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
Enterprise Risk Management
We have established enterprise wide policies, procedures and processes to allow us to identify, assess, monitor and manage credit market and operational risks in our business, as well as other risks discussed below in Item 1A, "Risk Factors." Management of these risks is an interdepartmental endeavor including specific operational responsibilities and ongoing senior management and compliance personnel oversight. The Risk Committee of our Board of Directors (Board) has responsibility for oversight and review of our enterprise risk management approach and is supported by a management enterprise risk committee comprised of senior members of our management team and led by our Head of Internal Audit and Enterprise Risk. Our internal audit function, which reports to the Audit Committee of our Board, provides independent ongoing assessments of our management of certain enterprise risks and reports its findings to our Board's Risk Committee. Our internal audit function also engages external resources to assist in the assessment of enterprise risks and our related control and monitoring processes.

Credit Market Risk
We have implemented a complementary range of strategies to actively monitor and manage the credit performance of our insured portfolio, including:
•establishing prudential underwriting standards and loan-level eligibility matrices which describe the maximum LTV, minimum FICO, maximum borrower DTI ratio, maximum loan size, property type and occupancy status of loans that we will insure, and memorializing these standards and eligibility matrices in our underwriting guidelines;
•conducting diligence of our lender customers before and after we formally engage with them to ensure they have appropriate financial resources, operational capabilities, management experience and a track record of strong origination quality, and subjecting them to well-defined parameters regarding underwriting delegation status, credit guideline requirements and, on a more limited basis, variances;
•implementing a quality control process to ensure ongoing adherence with our underwriting guidelines and eligibility criteria, under which our quality control group performs audits of insured loans identified on a random, high risk and targeted basis to measure the quality of the underwriting decision and loan closing process, and specifically assess the accuracy and adequacy of the information and documentation used to underwrite our MI;
•setting concentration limits to regulate the aggregation of loan-level risks in our overall portfolio and manage our overall portfolio exposure to certain risk classes that typically experience greater volatility and loss during periods of economic and housing market downturns, such as higher LTV loans, loans with higher borrower DTIs, investor loans, cash-out refinances, certain state concentration levels and several other borrower or loan attributes;
•individually underwriting the significant majority of the loans we insure through our non-delegated platform and DAR validation process, in order to evaluate borrower and loan-level risk characteristics on an individual policy level, and monitor and assess the manufacturing capabilities of our lender customers in order to provide them feedback to help enhance their own production and control processes;
•deploying Rate GPS, our proprietary risk-based pricing platform, to dynamically consider a granular set of risk attributes in our policy pricing process and assign individualized premium rates based on the relative risk and anticipated performance of each loan we insure;
•further utilizing Rate GPS to actively manage the flow of business into our portfolio and target loans with higher quality risk characteristics that typically experience lower volatility and loss across market cycles; and
•securing reinsurance coverage under quota share and excess-of-loss transactions that are structured to absorb losses in periods of economic and/or housing market stress and, in doing so, mitigate the impact of credit volatility on our financial results.
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
Since the initial development of AXIS, we have continued to upgrade and enhance our systems and technical capabilities, including:
•deploying technology that enables our customers to transact business faster and easier, whether via a secure internet connection or through a secure system-to-system interface;
•integrating our platform with third-party technology providers used by our customers in their loan origination process to price and order our MI and in their servicing processes for servicing and maintaining their MI policies;
•implementing advanced document and business process management software that focuses on improving our underwriting productivity and that may also be used to improve our quality assurance and loss management functions;
•launching our award-winning mobile applications, which enable customers to view and access information through mobile devices, including our premium rate calculators, guideline updates and other resources and information notices; and
•designing, developing and deploying Rate GPS, our risk-based pricing platform, which allows us to dynamically consider a granular set of risk attributes in our policy pricing process and assign individualized rates based on the relative risk and anticipated performance of each loan we insure.
We utilize and develop technology that enhances our current operating capabilities and supports future growth, while allowing us to realize current efficiencies. Effective March 31, 2020, we entered into an IT services agreement with Tata Consultancy Services (TCS). Under the agreement, TCS is providing IT services over a seven-year period across such functions as application development and support, infrastructure support, (service desk, end user computing and engineering services), and information security. We expect the engagement with TCS will further our ability to provide innovative IT solutions for our internal and external constituents, while realizing cost efficiencies by leveraging TCS's global platform. In connection with the agreement, a majority of our IT employees at that time transitioned to TCS.
Investment Portfolio
Our primary objectives with respect to our investment portfolio are to preserve capital and generate investment income, while maintaining sufficient liquidity to cover our operating needs. We aim to achieve diversification as to type, quality, maturity, industry and issuer. At December 31, 2020, our investment portfolio was comprised entirely of investment grade fixed maturity securities, including U.S. Treasury securities and obligations of U.S. government agencies, municipal debt securities, corporate debt securities, and asset-backed securities. We also held short-term investments, such as commercial paper.
We have adopted an investment policy that defines, among other things, eligible and ineligible investments, concentration limits for asset types, industry sectors, single issuers, and certain credit ratings, and includes benchmarks for asset duration. Our investments are rated by one or more nationally recognized statistical rating organizations. Our investment policies and strategies are subject to change depending upon regulatory, economic and market conditions, and our existing or anticipated financial condition and operating requirements.
We engage a third-party investment manager, Wells Capital Management, Inc., to assist with day-to-day management of our portfolio and implementation of our investment policy.
Human Capital Management
As of December 31, 2020, we had 262 full- and part-time employees, including 113 who typically work at our corporate headquarters in Emeryville, CA and 149 who typically work from home in locations across the country. We also engage third-party vendors to provide IT, underwriting and other support services.
Our ability to operate efficiently and profitably, to offer products and services that meet the expectations of our customers, and to maintain an effective risk management framework is highly dependent on the competence and integrity of our employees, as well as the employees of the third-party service providers, vendors and others on which we rely. As such, we prioritize human capital management with the goal to attract, retain and develop a high-quality, diverse employee base. We offer competitive salaries and benefits, and have sought to build a performance-driven corporate culture that fosters employee engagement, collaboration and innovation.
We have developed a broad framework to organize and support our cultural goals, which we refer to as People, Profit, Customer and Community or PPCC. Our PPCC framework is designed to create an employee-driven, collaborative and productive work environment, that emphasizes balance between organizational, community and personal goals.
We value diversity as a company, and believe that diverse perspectives promote innovation and are crucial to the long-term success of our business. We are committed to supporting diversity, equity and inclusion in our workplace, and have aimed to create an environment that welcomes and supports differences and encourages input from all. We have and will continue to take action to (i) enhance cultural awareness throughout our organization by creating substantive learning opportunities for all employees; (ii) improve our executive pipeline by creating and supporting programs and policies that foster leadership development; (iii) increase the representation of diverse candidates on our Board and amongst our management team; (iv) address potential biases during our hiring, promotion and evaluation processes; and (vii) engage in initiatives that foster economic mobility, community development and financial education.
Our employees bring a rich and diverse mosaic of cultural and lifestyle perspectives, and we encourage them to actively invest in our community and contribute to a global sustainable environment. National MI was recognized as a Fortune Great Place to Work® for the fifth consecutive year in 2020.
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
GSE Oversight
The GSEs are the principal purchasers of mortgages insured by private mortgage insurers. As a result, the nature of the private MI industry in the U.S. is driven in large part by the requirements and practices of the GSEs, which include:
•the PMIERs, including operational, business and remedial requirements and minimum capital levels applicable to GSE-qualified MI providers;
•the terms that the GSEs require to be included in MI policies for loans that they purchase, including terms governing rescission relief;
•the underwriting standards and loan amount limits that determine what loans are eligible for purchase by the GSEs, which affects the quality of the risk insured by the mortgage insurer and the availability of mortgage loans;
•the level of MI coverage, subject to the requirements of the GSEs' charters, when MI is used as the required credit enhancement on high-LTV mortgages;
•the circumstances in which MI coverage can be canceled before reaching the cancellation thresholds established by law, including under the HOPA;
•the amount of loan level delivery fees (which result in higher costs to borrowers) that the GSEs assess on loans that require private MI, which impacts private MI providers' ability to compete with government MIs and other forms of credit enhancement used by the GSEs in lieu of private MI;
•the terms on which the GSEs offer lenders relief on their representations and warranties made to a GSE at the time of sale of a loan to a GSE, which creates pressure on private mortgage insurers to alter their rescission rights to conform to the GSE relief;
•loss mitigation programs established by the GSEs that impact insured mortgages and the circumstances under which servicers must implement such programs; and
•the availability and scope of different loan purchase programs, including first time home buyer and affordable lending initiatives, from the GSEs that allow different levels of MI coverage.
In January 2013, the GSEs approved NMIC as a qualified mortgage insurer (as defined in the PMIERs, an approved insurer). (Italicized terms have the same meaning that such terms have in the PMIERs.) As an approved insurer, NMIC is subject to ongoing compliance with the PMIERs.The PMIERs establish operational, business, remedial and financial requirements applicable to approved insurers. The GSEs have significant discretion under the PMIERs as well as a broad range of consent rights and notice requirements with respect to various actions of an approved insurer. The PMIERs financial requirements prescribe a risk-based methodology whereby the amount of assets required to be held against each insured loan is determined based on certain risk characteristics, such as FICO, vintage (year of origination), performing vs. non-performing (i.e., current vs. delinquent), LTV and other risk features. An asset charge is calculated for each insured loan based on its risk profile. In general, higher quality loans carry lower charges.
Under the PMIERs, approved insurers must maintain available assets that equal or exceed minimum required assets,

which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an approved insurer's RIF, assessed on a loan-by-loan basis and considered against certain risk-based factors derived from tables set out in the PMIERs to gross RIF, which is then adjusted on an aggregate basis for reinsurance transactions approved by the GSEs, such as with respect to our ILN Transactions and QSR Transactions. The risk-based required asset amount for performing, primary insurance is subject to a floor of 5.6% of performing primary adjusted RIF, and the risk-based required asset amount for pool insurance considers both factors in the PMIERs tables and the net remaining stop loss for each pool insurance policy. The PMIERs include a comprehensive reinsurance counter-party grading framework, which includes a modest haircut (based on the credit rating of the reinsurer) to the capital credit available to an approved insurer for any un-collateralized reinsurance coverage.
On June 30, 2020, the GSEs issued PMIERs Guidance 2020-01, which the GSEs subsequently amended and restated on September 29, 2020 (2020 PMIERs Guidance). Among other things, the 2020 PMIERs Guidance: (i) temporarily amended PMIERs, effective as of June 30, 2020, to recognize the COVID-19 pandemic as a nationwide major disaster and to reduce the risk-based required asset amount factor under PMIERS for certain COVID-19 defaulted loans (the COVID Guidance) and (ii) permanently amended PMIERs, effective December 31, 2020, to clarify delinquency reporting requirements for non-performing loans under PMIERs. In the COVID Guidance, the GSEs clarified that for each non-performing loan that: (i) has an initial missed payment (as defined in the COVID Guidance) occurring on or after March 1, 2020 and prior to April 1, 2021 (COVID-19 Crisis Period); or (ii) is subject to a forbearance plan granted in response to a financial hardship related to COVID-19 (which shall be assumed to be the case for any loan that has an initial missed payment (as defined in the COVID Guidance) occurring during the COVID-19 Crisis Period and is subject to a forbearance plan), the PMIERs charge on such non-performing loans is adjusted by a 30% multiplier (inversely, a 70% haircut). As such, the PMIERs risk-based required asset amount for all newly delinquent loans nationwide (including those that go delinquent under a forbearance program) are reduced by 70%. Under the COVID Guidance, non-performing loans that are subject to a forbearance program granted in response to a financial hardship related to COVID-19 will benefit from the risk-based required asset haircut for the duration of the forbearance period and subsequent repayment plan or trial modification period. In addition, as set forth in the COVID Guidance, during the COVID-19 Crisis Period, if one or more servicers are unable to continue to remit premiums on loans in default, we, and other approved insurers, have agreed to notify the relevant GSE and give such GSE the opportunity to pay the premium to keep the coverage in force.
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
In general, state insurance regulation of our business relates to:
•licenses to transact business;
•policy forms;
•premium rates;

•insurable loans;
•annual and quarterly financial reports prepared in accordance with statutory accounting principles;
•determination of loss, unearned premium and contingency reserves;
•minimum capital levels and adequacy ratios;
•affiliate transactions;
•reinsurance requirements;
•limitations on the types of investment instruments which may be held in an investment portfolio;
•the size of risks and limits on coverage of individual risks which may be insured;
•special deposits of securities;
•stockholder dividends;
•insurance policy sales practices; and
•claims handling.
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
Our insurance subsidiaries are subject to Wisconsin statutory requirements as to maintenance of minimum policyholders' surplus and payment of dividends or distributions to stockholders. Under Wisconsin law, our insurance subsidiaries may pay "ordinary" stockholder dividends with 30 days' prior notice to the Wisconsin OCI. Ordinary dividends are defined as payments or distributions to stockholders in any twelve-month period that do not exceed the lesser of (i) 10% of statutory policyholders' surplus as of the preceding calendar year end or (ii) adjusted statutory net income. Adjusted statutory net income is defined for this purpose to be the greater of the following:

a.The net income of the insurer for the calendar year preceding the date of the dividend or distribution, minus realized capital gains for that calendar year; or
b.The aggregate of the net income of the insurer for the 3 calendar years preceding the date of the dividend or distribution, minus realized capital gains for those calendar years and minus dividends paid or credited and distributions made within the first 2 of the preceding 3 calendar years.
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
Housing Finance Reform
The federal government currently plays a dominant role in the U.S. housing finance system through the GSEs and government MIs (i.e., the FHA, USDA and VA) and Ginnie Mae. There is broad policy consensus toward the need for increasing private capital participation and decreasing government exposure to credit risk in the U.S. housing finance system. However, to date there has been a lack of consensus on the specific changes necessary to return to a larger role for private capital and what size the government's role should be.
On September 6, 2008, the FHFA used its authority to place the GSEs into conservatorship. As the GSEs' conservator, the FHFA has the authority to control and direct the GSEs' operations, and the FHFA's policy objectives can result in changes to the GSEs' requirements and practices. While in conservatorship, each GSE has been subject to the terms of Senior Preferred Stock Purchase Agreements with the Treasury Department (PSPAs). Pursuant to the PSPAs, the Treasury Department committed to invest in the GSEs to the extent required for each to maintain a positive net worth. In exchange for its investment, the Treasury Department received shares of the GSEs' senior preferred stock and warrants to purchase 79.9% of the GSEs' common stock. The PSPAs have also historically required the GSEs to, among other things, make quarterly dividend payments to the Treasury Department, and also provide the Treasury Department with a liquidation preference.
At the direction of the FHFA, the GSEs have expanded their credit and mortgage risk transfer programs with no public notice or opportunity to comment. These programs have included the use of structured finance vehicles, obtaining insurance from non-mortgage insurers, including off-shore reinsurance, engaging in credit-linked note transactions in the capital markets, or using other forms of debt issuances or securitizations that transfer credit risk directly to other investors. In particular, in 2018, each GSE began piloting a new credit risk transfer program under which the GSE purchases high-LTV loans (i.e., LTVs above 80%) without MI and subsequently places mortgage insurance with a captive insurer controlled by one of our competitors, which captive in turn cedes 100% of the risk to a panel of offshore reinsurers. Freddie Mac's program is known as IMAGIN and Fannie Mae's program is known as Enterprise-Paid Mortgage Insurance or EPMI. Any success of these programs or even the perception that some of these risk-sharing structures have beneficial features in comparison to private MI (e.g., lower costs, reduced counter-party risk due to collateral requirements or more diversified insurance exposures) may create increased competition for private MI on loans traditionally sold to the GSEs with private MI.

On October 19, 2020, the FHFA announced that it was seeking comments on a notice of proposed rulemaking that requires the GSEs to provide advance notice to the FHFA of new activities and obtain prior approval before launching new products. Additionally, the proposed rule establishes revised criteria for determining whether new activity requires notice to FHFA and for determining if that activity is a new product that merits public notice and comment. The proposed rule's requirements would also outline the process for FHFA's review of any new activity and the timelines for approving a new product, including issuing a public notice and requesting public comment about a new product. Written comments on this notice of proposed rulemaking were due January 8, 2021, and it is too early to determine what restrictions any final rule may impose on the GSEs.
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
Under the prior administration, there was increased focus on the possibility of administrative reform that the White House and Treasury Department, in collaboration with the Director of the FHFA, may pursue independent of any legislative action. On September 5, 2019, in response to a Presidential Memorandum issued on March 27, 2019, the Treasury Department released a Housing Reform Plan that included a compilation of legislative and administrative recommendations for reforms to achieve the goals of (i) ending the conservatorships of the GSEs, (ii) advancing competition in the housing finance market, (iii) setting regulations for the GSEs that provide for their safety and soundness and limit their risk to the financial stability of the United States, and (iv) providing proper compensation to the United States government for any explicit or implicit support it provides to the GSEs. Additionally, the Director of the FHFA has publicly stated his priority for exiting the GSEs from conservatorship during his five-year term which began in April 2019. On November 18, 2020, the FHFA announced that it had finalized and sent for publication a rule establishing a new regulatory capital framework for the GSEs, noting that the rule was another step toward ending the conservatorships of the GSEs. Between the Director of the FHFA and the Treasury Department, they possess significant capacity to effect administrative GSE reforms.
On January 14, 2021, the FHFA announced that it had agreed with the Treasury Department to amend the PSPAs. Among other things, these amendments increased the GSEs' permissible capital retention to approximately $283 billion, continued the suspension of quarterly dividend payments in favor of dollar-for-dollar increases in the Treasury Department's liquidation preference, and allowed each GSE to issue up to $70 billion in new stock. The amendments also imposed specific conditions required for the GSEs to exit conservatorship, including the resolution or settlement of all material litigation relating to the conservatorship, and each GSE achieving common equity tier 1 capital of at least 3% of its total assets. These amendments provide the most direct path for the GSEs to exit conservatorship established to date.
The passage and timing of comprehensive GSE reform or incremental change (whether legislative or administrative in nature) is uncertain, especially considering the recent change in administration, making the actual impact on us and our industry difficult to predict. Any such changes that come to pass could have a significant impact on our business. In addition, while the GSEs remain in conservatorship, the Director of the FHFA may exercise his oversight authority over the GSEs differently than previous Directors and/or have different objectives with regard to the GSEs' operations. Any such changes in how the FHFA engages with and influences the GSEs could have a significant impact on our business.
FHA Reform
We compete with the single-family MI programs of the FHA, which is part of the U.S. Department of Housing and Urban Development (HUD). During the financial crisis, the FHA captured an increasing share of the high-LTV MI market as incumbent private MIs came under significant financial stress. Previous FHA rate actions and product introductions continue to impact its market share, and by extension, the private MI market. In recent years, the FHA has not reduced its mortgage insurance rates; however, we believe the current Presidential administration is more likely to support an FHA rate reduction than the prior administration.
The FHA's role in the mortgage insurance industry is significantly dependent upon regulatory developments. Since 2012, there have been several legislative proposals intended to reform the FHA; however, no legislation has been enacted to date. The prospect for future unilateral FHA action on premium rates, which may be more likely under the current administration, or the passage of FHA reform legislation in either the House or Senate, and how differences in proposed reforms between the House and Senate might be resolved in any final legislation, remain uncertain.

The Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) amended certain provisions of TILA, RESPA and other statutes that have had a significant impact on our business and the residential mortgage market. The Dodd-Frank Act created the Consumer Financial Protection Bureau (CFPB), a federal agency with responsibility for regulating and enforcing the offering and provision of consumer financial products and services under the federal consumer financial laws. Actions taken or rules implemented by the CFPB have the potential to impact the overall housing finance market, and by extension the private MI industry and our business. Leadership at the CFPB changes from time-to-time. Given that the Director of the CFPB is removable by the President at will, the agency's agenda, policies and actions likely will be significantly influenced by the then current administration. Accordingly, it is difficult to predict whether or how the CFPB might seek to implement these laws beyond the current administration's term.
Ability-to-Repay and Qualified Mortgage Rules
In January 2014, the CFPB implemented the Dodd-Frank Act Ability to Repay (ATR) mortgage provisions, which govern the obligation of lenders to determine a borrower's ability to pay when originating a mortgage loan covered by the rule. A subset of mortgages within the ATR rule are known as "qualified mortgages" (QMs). The original ATR/QM rule established two different categories of QMs, one referred to as the "General QM" category and a second temporary QM category, typically referred to as the "QM Patch." Currently, General QMs are generally defined as loans without certain risky features, such as negative amortization, points and fees in excess of 3% of the loan amount, borrowers with DTI ratios in excess of 43% and terms exceeding 30 years. Loans may qualify as QMs under the QM Patch so long as they (i) satisfy the general product feature requirements of QMs (other than borrower DTI) and (ii) meet the underwriting requirements of the GSEs. The QM Patch was scheduled to phase out upon the earlier to occur of the end of conservatorship or receivership of the GSEs or January 10, 2021. QMs under the rule benefit from a statutory presumption of compliance with the ATR rule, thus potentially mitigating the risk of the liability of the creditor and assignees of the loan under TILA.
On October 20, 2020, the CFPB released a final rule that replaced the January 10, 2021 sunset date for the QM Patch with a provision stating that the GSE Patch will be available only for covered transactions for which the creditor receives the consumer's application before July 1, 2021, the mandatory compliance date of the CFPB's final General QM and new "Seasoned QM" rules. Following its October rulemaking, on December 10, 2020, the CFPB released two additional final rules amending the definition of a General QM by replacing the current 43% DTI ratio limit with price-based thresholds, among other changes, and defining and providing for a Seasoned QM category of mortgage.
The new General QM and its safe-harbor statutory compliance protection will apply, under the final rule, to a covered transaction with the following characteristics:
•The loan has an annual percentage rate ("APR") that does not exceed the average prime offer rate ("APOR") for comparable transactions by 2.25 or more percentage points;
•The loan meets the existing QM product feature and underwriting requirements and limits on points and fees; and
•The creditor has considered and verified the prospective borrower's current or reasonably expected income or assets, debt obligations, alimony, child support, and DTI ratio or residual income.
The General QM final rule does not prescribe particular underwriting standards for meeting the rule's "consider and verify" requirements, other than to require that such standards be reasonable. The General QM final rule clarifies that to meet the "consider" requirement and thus preserve General QM status, a creditor must maintain written policies and procedures governing the creditor's treatment of income, assets and debt obligations, among others, and retain documentation showing its application of such policies and procedures at the individual loan level. In addition, to satisfy the General QM final rule's "verify" requirement, the rule provides for a safe harbor if the creditor follows specific verification standards, including the single-family underwriting manuals of Fannie Mae and Freddie Mac. The General QM final rule is effective on March 1, 2021 with a mandatory compliance date of July 1, 2021. Between the effective date and mandatory compliance date, creditors may opt to use the new, price-based General QM definition.
Seasoned QM
Under the Seasoned QM final rule, subject to certain exceptions, first-lien, fixed-rate covered loans with terms of 30 years or less, which (i) satisfy certain timely payment requirements, (ii) are not "high-cost mortgages" and (iii) are held in portfolio by the originating creditor for 36 months, will receive QM safe harbor status as "Seasoned QMs." During the 36-month seasoning period, a loan must have no more than two delinquencies (as defined in the rule) of 30 or more days and no delinquencies of 60 or more days. The rule allows payment deficiencies of $50 or less during the seasoning period, provided there are no more than three such deficiencies. Payment accommodations that meet certain requirements and are extended in connection with a disaster or pandemic-related national emergency do not disqualify the loan from achieving Seasoned QM status; however, time spent in such accommodations also does not count toward the 36-month seasoning period requirement. The Seasoned QM final rule includes the points and fees limit and consider and verify standards set forth in the General QM final rule. The final rule is effective on March 1, 2021, with loans for which creditors receive applications on or after the effective date would be eligible to qualify for Seasoned QM status.
On February 23, 2021, the CFPB released a statement disclosing that it expects to issue shortly a proposed rule that would delay the July 1, 2021 mandatory compliance date for the General QM final rule. If the mandatory compliance date for the General QM final rule is delayed, the GSE Patch will remain in place until such later date or sooner, if the GSEs exit conservatorship. The CFPB's statement also indicated that it is considering whether to initiate new rulemakings to (i) reconsider certain aspects of the General QM final rule and (ii) revisit the Seasoned QM final rule.
The Dodd-Frank Act also gave statutory authority to HUD, the VA, and the USDA to develop their own definitions of QM. The General QM Final Rule does not affect the QM definitions adopted by these agencies. To the extent lenders find that these agencies' definitions of QM are more favorable to certain segments of their borrowers, they may choose government MI products over private MI products.
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
It is unclear whether the revised General QM rule or the new Seasoned QM category will have a beneficial or negative impact on access to mortgage credit or the size of the mortgage market.
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
Under the "Standardized Approach" in the U.S. Basel III capital rules, loans secured by one-to-four-family residential properties (residential mortgage exposures) receive a 50% or 100% risk weight. Generally, first lien residential mortgage exposures that are prudently underwritten, including with respect to regulatory standards for LTV limits, and that are performing according to their original terms receive a 50% risk weight, while all other residential mortgage exposures are assigned a 100% risk weight. The banking regulators clarified that LTV ratios can account for private MI in determining whether a loan is made in accordance with prudent underwriting standards for purposes of receiving a 50% risk weight; however, mortgage exposure guaranteed by a government MI will have a lower risk weight, putting private MI at a disadvantage relative to government MI.
The Basel Committee on Banking Supervision (Basel Committee) previously proposed rules that would further reduce the benefit of private MI by not taking into consideration any credit enhancement, including private MI; however, those revisions were not implemented, retaining the treatment of mortgage insurance.
We believe the existing U.S. implementation of the Basel III capital framework supports continued use of private MI by portfolio lenders as a risk and capital management tool; however, with the ongoing implementation of Basel III and the continued evolution of the Basel framework, it is difficult to predict the impact, if any, on the MI industry and the ultimate form of any potential future modifications to the regulations by federal banking regulators. If the Basel Committee revises the Basel III framework to reduce or eliminate the capital benefit banks receive from insuring low down payment loans with private MI, our current and future business may be adversely affected.
Mortgage Servicing Rules
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
Section 8 of RESPA
Section 8 of RESPA applies to most residential mortgages insured by us. Subject to limited exceptions, Section 8 of RESPA prohibits persons from giving or accepting anything of value pursuant to an agreement or understanding to refer a "settlement service." MI generally may be considered to be a "settlement service" for purposes of Section 8 of RESPA under applicable regulations. Section 8 of RESPA affects how we structure ancillary services that we may provide to our customers, if any, including loan review services, risk-share arrangements and customer training programs. RESPA authorizes the CFPB and other regulators to bring civil enforcement actions and also provides for criminal penalties and private rights of action. The CFPB has brought a number of enforcement actions under Section 8 of RESPA, including settlements with several private mortgage insurers. The CFPB's interpretation and enforcement of Section 8 of RESPA presents regulatory risk for many providers of "settlement services," including private mortgage insurers.
Mortgage Insurance Tax Deduction
In 2006, Congress enacted a private mortgage insurance tax deduction on a temporary basis through the end of 2011. Upon expiration in 2011, Congress temporarily extended the deduction for each tax year from 2012 through 2017. Congress recently temporarily extended the deduction through December 31, 2021. Elimination of the private mortgage insurance tax deduction could have the effect of reducing demand for private MI products. Congress has periodically considered proposed legislation that would make the private mortgage insurance tax deduction permanent, but to date has not enacted any such legislation. Under the Tax Cuts and Jobs Act (TCJA) enacted in December 2017, Congress increased the standard deduction for individuals and maintained the tax deductibility of second mortgages. The combination of maintaining the deduction for second mortgages and not extending deductibility for private MI under the TCJA could have the effect of reducing demand for private MI products.
SAFE Act
The federal SAFE Act, enacted by Congress in 2008, establishes minimum standards for the licensing and registration of state-licensed "mortgage loan originators," as defined under state law. The SAFE Act also requires the establishment of a nationwide mortgage licensing system and registry for the residential mortgage industry and certain of its employees. As part of this licensing and registration process, loan originators who are employees of certain covered institutions must generally be licensed under the SAFE Act guidelines enacted by each state in which they engage in loan originator activities and registered with the registry. The CFPB administers and enforces the SAFE Act. Employees of NMIC are not required to be licensed and/or registered under the SAFE Act as NMIC does not originate, process or underwrite mortgage loans. NMIS currently offers loan review services that are performed by SAFE Act-licensed third-party service providers, which have represented and warranted to NMIS that they comply with SAFE Act requirements in all applicable jurisdictions.

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
Risk Factors Summary
The following is a summary of the principal risks that could materially adversely affect our business, operations and financial results:
Risk Related to Our Business Operations
•We face intense competition for business in our industry, and if we are unable to compete effectively, we may not be able to achieve our business goals, which would adversely affect our business, financial condition and operating results.
•Our NIW volumes could be adversely affected if lenders and investors select alternatives to private MI.
•If we are unable to continue to attract and retain the most significant mortgage originators as customers, our ability to achieve our business goals could be negatively impacted.
•If the volume of high-LTV loan originations declines, our NIW volume could decline, which would reduce our revenues.
•Our underwriting and credit risk management policies and practices may not anticipate all risks and/or the magnitude of potential for loss as the result of unforeseen risks.
•Unexpected material increases in borrower defaults could cause our actual losses to materially exceed our expected loss rates, including in certain geographic regions in which our business may be concentrated and more susceptible to downturns.
•The premiums we charge may be insufficient to cover claim payments and our operating costs.
•Changes in factors that impact the length of time that our policies remain in force may adversely affect our future revenues and claims experience.
•We are outsourcing the underwriting of our mortgage insurance on certain loans to third-party underwriting service providers (USPs). If these USPs fail to adequately perform their underwriting services or place our coverage on loans we would deem ineligible, we could experience increased claims on loans underwritten by them and our customer relationships could be negatively impacted.
•Our Master Policies contain restrictions on our ability to rescind coverage for certain material misrepresentations (including fraud) and underwriting defects, and if we were to fail to timely discover any such misrepresentations or underwriting defects, our rights of rescission would be significantly limited, and we could suffer increased losses as a result of paying claims on loans with unacceptable risk characteristics.
•The mix of business we write affects our revenue stream and the likelihood of losses occurring.
•We expect our claims to increase as our insured loan portfolio grows and matures.
•Our business depends, in part, on effective and reliable loan servicing.
•If the estimates we use in establishing claims reserves are incorrect, the actual claim payments we make may materially exceed the amount of our corresponding claims reserves, resulting in unexpected charges to income, which could be material and adversely affect our results of operations.
•The COVID-19 outbreak may continue to materially adversely impact our financial results and may also materially adversely affect our business, liquidity and financial condition.
•The occurrence of natural or man-made disasters or pandemics other than COVID-19 could adversely affect our business, financial condition and operating results.
•We are exposed to certain risks associated with our third-party reinsurance transactions, including the possibility that our reinsurers will fail to perform their obligations or that we will lose the capital credit we expected to receive when we entered into the transactions as a result of future GSE or Wisconsin OCI action or if any of our reinsurers experiences a downgrade or other adverse business event.
•Our operating results depend in large part on our ability to manage the risks related to the growth of our business and on maintaining and enhancing effective operating procedures and internal controls.
•We are exposed to operational risk from fraud, malfeasance or error by employees and third-party service providers, and any such fraud, malfeasance or error could materially and adversely affect us.
•If we do not maintain connectivity with or otherwise meet the technological demands of our customers or are unable to develop, enhance and maintain our proprietary technology platform, our business and financial performance could be adversely affected.
•We may not be able to prevent the unauthorized disclosure or misuse of confidential, personal or proprietary information.
•Adverse investment performance may affect our financial results and ability to conduct business.
•We face regulatory and litigation risks associated with offering loan review services.
Risk Related to Regulation of the Mortgage Insurance Industry
•There can be no assurance that the GSEs will continue to treat us as an approved insurer in the future, and our failure to maintain compliance with the GSEs' PMIERs could adversely impact our business, financial condition and operating results.
•Changes in the business practices of the GSEs, including a decision to decrease or discontinue the use of private MI, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.
•We are subject to comprehensive state insurance regulations and capital adequacy requirements, which we must satisfy to continue to operate our MI business.
•The private MI industry is, and as a participant we are, subject to litigation and regulatory enforcement risk generally.
•Our business prospects and operating results could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau's ATR Rules defining a QM negatively impact the size of the origination market.
•The Company may be adversely impacted by the phasing out of LIBOR.
Risks Related to Our Holding Company and Capital Structure
•Our holding company structure and certain regulatory and other constraints could affect our ability to satisfy our obligations and potentially require us to raise more capital.
•Our substantial indebtedness could adversely affect our financial condition.
•Our existing, and any future, variable rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.
•Despite our substantial level of debt, we may incur more debt, which could exacerbate any or all of the risks described above.
•Our current credit ratings may adversely affect our ability to access capital and the cost of such capital, which could have a material adverse effect on our business, financial condition and operating results.
General Risks Related to Ownership of Our Common Stock
•We do not anticipate paying any dividends on our common stock in the near future, and payment of any declared dividends may be delayed.
•The market price of our common stock may be volatile, which could cause the value of an investment in our common stock to decline.
•The market price of our common stock could decline due to the large number of outstanding shares of our common stock eligible for future sale, and future issuances of our common stock may depress our share price and dilute the book value of our common stock.
•Future issuance of debt or preferred stock, which would rank senior to our Class A common stock upon our liquidation, may adversely affect the market value of our common stock.
•Provisions contained in our organizational documents, as well as provisions of Delaware law and Wisconsin insurance law, could delay or prevent a change of control of us, which could adversely affect the price of shares of our common stock.
For a more complete discussion of the material risks facing our business, see below.

Risks Related to Our Business Operations
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
Certain of our competitors are subsidiaries of larger and more diversified corporations that may have access to greater amounts of capital and financial resources than we do, or a lower cost of capital, and some have better financial strength ratings than we have. As a result, they may be better positioned to compete in and outside of the traditional MI market, including when the GSEs pursue alternative forms of credit enhancement or credit risk transfer other than private MI, such as their IMAGIN and EPMI programs.
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
If lenders and investors select alternatives to private MI on high-LTV loans, our business could be adversely affected. These alternatives to private MI include, but are not limited to:
•lenders using government mortgage insurance programs, including those of the FHA, USDA and VA, and state-supported mortgage insurance funds in several states, including Massachusetts and California;
•lenders and other investors holding mortgages in their portfolios and self-insuring;
•GSEs and other investors using credit enhancements other than MI (including alternative forms of credit risk transfer such as IMAGIN and EPMI), using other credit enhancements in conjunction with reduced levels of MI coverage, or accepting credit risk without credit enhancement;
•lenders originating mortgages using "piggy-back" or other structures to avoid MI, such as a first mortgage with an 80% LTV and a second mortgage with a 10%, 15% or 20% LTV (referred to as 80-10-10, 80-15-5 or 80-20 loans, respectively) rather than a first mortgage with an LTV above 80% that has MI; and
•borrowers paying cash or making large down payments versus securing mortgage financing.
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
Factors that could cause government-supported mortgage insurance programs to remain significant include:
•change to federal housing policy and/or priorities, including government MIs reducing their premiums, which may be more likely under the current Presidential administration, or loosening their underwriting guidelines;
•increase in premium rates or tightening of underwriting guidelines by private mortgage insurers;
•capital constraints in the private MI industry;
•increase in capital requirements imposed on private mortgage insurers by the GSEs or states;
•continuation of increases to or imposition of new GSE loan delivery fees on loans that require MI, which may result in higher borrower costs for MI loans compared to loans insured by government MIs;
•loans insured under federal government-supported mortgage insurance programs are eligible for securitization in Ginnie Mae securities, which may be viewed by investors as more desirable than GSE securities due to the explicit backing of Ginnie Mae securities by the full faith and credit of the U.S. federal government;
•difference in the spread between GSE mortgage-backed securities and Ginnie Mae mortgage-backed securities;
•increase in government MIs' loan limits above GSE loan limits;
•change in GSEs' demand to participate in the high-LTV or first-time homebuyer origination market; and
•perceived operational ease of using insurance from government MIs compared to private MI.
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
Our NIW volume and revenues, in part, depend on the volume of high-LTV loan originations and may be negatively affected if the volume declines. The factors that affect the volume of high-LTV loan originations include, among other things:
•the level of loan interest rates. Higher interest rates may increase the potential housing costs of consumers hoping to purchase homes, which may have the effect of reducing the pool of potential borrowers available to purchase homes;
•restrictions on mortgage credit due to more stringent underwriting standards, more restrictive regulatory and capital requirements and lender liquidity issues;
•the health of the real estate industry and the national economy and conditions in regional and local economies, which currently is impacted by the COVID-19 pandemic and related containment measures;
•housing affordability;
•population trends, including the rate of household formation, preferences of potential mortgage borrowers and cultural shifts;
•the rate of home price appreciation, which in times of heavy refinancing can affect whether refinance loans have LTVs that require MI;
•deductibility of mortgage interest or other changes in tax policy, including the TCJA of 2017, which may have an effect on the residential housing market;
•U.S. government housing policy encouraging loans to first-time homebuyers;
•GSEs' demand to participate in the high-LTV or first-time homebuyer origination market; and
•the extent to which the GSEs' guaranty and other fees, credit underwriting guidelines and other business terms affect lenders' willingness to extend credit for high-LTV mortgages.
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

The frequency and severity of claims we incur is uncertain and depends largely on general economic conditions, including unemployment and interest rates and trends in home prices, which currently have been impacted by the effects of the COVID-19 pandemic and related containment measures. To the extent that a risk is unforeseen or is underestimated in terms of frequency and/or severity of loss, our underwriting and credit risk management policies and practices may not be sufficient to mitigate the effects of those risks. If these policies and practices do not correctly anticipate risk or the potential for loss, we may underwrite business for which we have not charged premium commensurate with the risk, which could result in material adverse effects on our business, financial condition and operating results.
Unexpected material increases in borrower defaults could cause our actual losses to materially exceed our expected loss rates, including in certain geographic regions in which our business may be concentrated and more susceptible to downturns.
Losses result from events that reduce a borrower's ability or willingness to continue to make mortgage payments, which include borrower-specific factors, such as job loss, illness, death and divorce, and macroeconomic factors, such as rising unemployment, market deterioration, rising interest rates and home price depreciation. Borrowers of high-LTV mortgages often have more difficulty weathering personal financial hardships caused by unforeseen events, because they may not have sufficient personal savings or available credit to structure viable workout solutions. Rising unemployment rates and deterioration in economic conditions for extended periods of time, including as a result of the COVID-19 pandemic, across the U.S. or in specific regional economies, generally increases the likelihood of borrower defaults. An increase in interest rates typically leads to higher monthly payments for borrowers with existing adjustable-rate mortgages (ARMs) and could materially impact the cost and availability of refinance options for borrowers. A decline in home values typically makes it more difficult for borrowers to sell or refinance their homes, generally increasing the likelihood of a default followed by a claim when borrowers are impacted by events that reduce their incomes or increase their expenses. In addition, home price depreciation may also decrease the willingness of borrowers with sufficient resources to make mortgage payments when their mortgage balances exceed the values of their homes. Declines in home values typically increase the severity of any claims we may pay. Home values may decline even absent deterioration in economic conditions due to declines in demand for homes, which may result from changes in buyers' perceptions of the potential for future home price appreciation, rising interest rates or availability of mortgage credit. If our default and loss projections are materially inaccurate, our actual losses could materially exceed our expectations and adversely affect our financial condition and operating results.
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
A lower level of persistency could reduce our future revenues from our monthly-paid premium products, which constituted about 75% of our primary IIF at year-end 2020. Higher than expected persistency rates could negatively impact our future profitability on monthly premium policies if market and economic conditions change significantly from those we expected when we established the premium rates. In addition, a higher than expected persistency rate will decrease the profitability from single premium policies if they will remain in force longer than was estimated when the policies were written.
The factors affecting persistency include:
•the level of current mortgage interest rates compared to the mortgage rates on the IIF, which affects the sensitivity of the IIF to refinancings (i.e., lower current interest rates make it more attractive for borrowers to refinance and receive a lower interest rate);
•amount of equity in a home, as homeowners with more equity in their homes can more readily move to a new residence or refinance their existing mortgage;
•changes in rates of home price appreciation or depreciation;
•economic conditions that affect a borrower's decision to pay-off a mortgage earlier than required;
•lenders' credit policies, which may make it more difficult for borrowers to refinance their loans;
•efforts of lenders to solicit borrower refinancing; and
•cancellation of BPMI mandated by the HOPA, with the time-frames for HOPA required cancellations generally accelerating in a lower interest rate environment relative to a higher interest rate environment, and mortgage insurance cancellation policies of the GSEs and other mortgage investors.
In 2020, mortgage interest rates have remained near historical lows, primarily as a result of changes in monetary policy by the Federal Reserve. We expect the low interest rate environment to drive higher levels of refinancings in the mortgage market, including with respect to loans we insure with interest rates that are higher than the current prevailing rates. We could experience significant turnover in our IIF if the current low-rate environment persists over a prolonged period of time, which could negatively impact our future revenues. We are unsure, however, what the ultimate impact on our revenues will be as insured mortgages are refinanced, because the number of policies we write for replacement mortgages may be more or less than the terminated policies associated with the refinanced mortgages and could be written at lower premium rates.
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

Our Master Policies contain restrictions on our ability to rescind coverage for certain material misrepresentations (including fraud) and underwriting defects, and if we were to fail to timely discover any such misrepresentations or underwriting defects, our rights of rescission would be significantly limited, and we could suffer increased losses as a result of paying claims on loans with unacceptable risk characteristics.
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
The actual claims we incur as our portfolio matures are difficult to predict and depend on the specific characteristics of our current in-force book (including the credit score and DTI of the borrower, the LTV ratio of the mortgage and geographic concentrations, among others), as well as the risk profile of new business we write in the future. In addition, our claims experience is affected by macroeconomic factors such as housing prices, interest rates, unemployment rates and other events, such as natural disasters or global pandemics (including COVID-19), and any federal, state or local governmental response thereto. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Insurance Claims and Claim Expenses." Incurred losses and claims may exceed our expectations in the event of general economic weakness or decreases in housing values. An increase in the number or size of claims, compared to what we anticipate, could adversely affect our operating results and financial condition.
Our business depends, in part, on effective and reliable loan servicing.
We depend on reliable, consistent third-party servicing of the loans that we insure. Among other things, our Master Policy requires our insureds and their servicers to timely submit premium and IIF and default reports, use commercially reasonable efforts to limit and mitigate loss when a loan is in default and if loss mitigation efforts are unsuccessful, to pursue foreclosure of the underlying property in accordance with required time lines and practices, which are generally set by the GSEs. Servicers are required to comply with a multitude of legal, regulatory and GSE requirements, procedures and standards for servicing residential mortgage loans. If servicers of our insured loans fail to adhere to applicable requirements, procedures and standards, our losses may unexpectedly increase.

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
The COVID-19 pandemic has placed additional burdens on servicers, which may make it more difficult for such servicers to effectively service the loans we insure. Servicers of our insured loans could experience liquidity impacts, which may affect their willingness and/or ability to continue to pay premiums to us. Although our master policies do not require payment of premiums after a loan has gone into default, most servicers continue to remit premiums to us to avoid a lapse in coverage if the borrower cures the default; however, in the current environment, it remains uncertain whether servicers will continue to do so. In 2020, the GSEs temporarily amended PMIERs to require GSE-approved mortgage insurers, including NMIC, to notify the relevant GSE if one or more servicers are unable to continue to remit premiums on loans in default, and give such GSE the opportunity to pay the premium to keep coverage in force. However, if the GSEs choose not to remit premiums under the foregoing circumstances, we could experience adverse impacts to our liquidity, which could be material.
If one or more servicers were to experience adverse effects to its business as a result of the COVID-19 pandemic or otherwise, such servicers could experience delays in meeting their reporting requirements, which could result in our inability to correctly record new loans as they are underwritten and/or properly recognize and establish loss reserves on loans when defaults exist or occur but are not reported timely or at all. Significant failures by large servicers or disruptions in the servicing of mortgage loans we insure would adversely impact our business, financial condition and operating results.
If the estimates we use in establishing claims reserves are incorrect, the actual claim payments we make may materially exceed the amount of our corresponding claims reserves, resulting in unexpected charges to income, which could be material and adversely affect our results of operations.
We establish reserves for claims and claim expenses for insured mortgage loans that are in default. A loan is considered to be in default as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as "IBNR." We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees and other general expenses of administering the claim settlement process.
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
The establishment of claims and IBNR reserves is subject to inherent uncertainty and requires significant judgment by management. Our estimates of claim frequency and severity are strongly influenced by prevailing economic conditions, including current rates or trends in unemployment, housing price appreciation and/or interest rates, the availability of forbearance, foreclosure moratorium, modification and other assistance programs available to defaulted borrowers, and our best judgments as to the future values or trends of these macroeconomic factors. These factors are outside of our control and difficult to predict. Further, our expectations regarding future claims may change significantly over time. If prevailing economic conditions deteriorate suddenly and/or unexpectedly, including as a result of the COVID-19 pandemic, our estimates of loss reserves could be materially understated. Due to the inherent uncertainty and significant judgment involved in the numerous assumptions required to estimate our losses, our loss estimates may vary widely. Because claims and IBNR reserves are based on such estimates and judgments, there can be no assurance that even in a stable economic environment, actual claims paid by us will not be substantially different than the reserves we established for such claims. Our business, operating results and financial condition will be adversely impacted if, and to the extent, our actual losses are greater than our claims and IBNR reserves.
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
The COVID-19 outbreak may continue to materially adversely impact our financial results and may also materially adversely affect our business, liquidity and financial condition.
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
Since the outbreak of the COVID-19 pandemic, there have been a number of governmental and GSE efforts to implement programs designed to assist individuals and businesses impacted by the virus. On March 27, 2020, the U.S. Congress enacted the CARES Act, and on December 21, 2020, the U.S. Congress passed the Consolidated Appropriations Act, 2021 (2021 Appropriations Act), which President Trump signed into law on December 27, 2020. The CARES Act and the 2021 Appropriations Act provide financial assistance for businesses and individuals, and targeted regulatory relief for financial institutions. Among many other things, the CARES Act suspended foreclosures and evictions for at least 60 days from March 18, 2020, on mortgages purchased or securitized by the GSEs, which moratorium has been extended by the GSEs on such mortgages through at least March 31, 2021 and may be further extended. In addition, the CARES Act enacts into law a requirement to provide payment forbearance for up to 360 days on mortgages to borrowers experiencing hardship during the COVID-19 emergency. Consistent with the CARES Act, the GSEs permit payment forbearance for borrowers facing financial hardship from COVID-19 for a cumulative 12-month term, and for certain borrowers, if their hardships have not been resolved at the end of their 12-month terms, they may extend their forbearance terms for up to three additional months. The GSEs may extend this period further in the future. The CARES Act and the 2021 Appropriations Act also provide for enhanced unemployment benefits, direct aid to individuals, and increased flexibility under retirement plans, among other things.
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
Notwithstanding the GSE and other programs, there can be no assurance that borrowers will be able to remain current on their mortgages after a forbearance period ends, and a significant percentage could remain in default and result in mortgage insurance claims.
The COVID-19 crisis continues to evolve and create significant uncertainty about the impacts it will have on the markets in which we operate and on our business, but the impacts are material and adversely affecting our financial results and may adversely impact our business, operations and financial condition. We are currently unable to estimate precisely the magnitude of the impact that the pandemic will ultimately have on our business, operations and financial condition. We believe there are and will be a range of adverse effects on our markets, customers, new business, revenues, loss development and related impacts to our capital needs, employee health and productivity, investment portfolio performance, and ability to access capital and reinsurance markets in the future, if we need to. In turn, these impacts may cause changes, which also cannot be precisely determined at this time, to our estimates of future earnings and other guidance we have provided to the markets. In particular, we believe we will experience the following impacts, among others:

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
•Mortgage delinquencies are typically affected by a variety of factors, including illness, death, unemployment and other life events, among others, many of which are likely exacerbated by the COVID-19 pandemic. While there are efforts underway and introduction of vaccines to combat the spread and severity of COVID-19 and the related economic impacts, these measures may be ineffective in mitigating the spike in defaults we have received and may continue to receive as a direct result of the COVID-19 pandemic. It is unclear how many borrowers will obtain forbearance plans, the length of assistance borrowers will require, and whether borrowers will be able to resume their mortgage payments thereafter. Increases in unemployment as well as borrowers entering into forbearance plans could result in further increases in the defaults we receive in the near term. In addition, as a result of COVID-19-related relief programs, the defaults related to the pandemic, if not cured, could remain in our default inventory for a protracted period of time, potentially resulting in higher levels of claim severity for those loans that ultimately result in claims. There may be additional, extended or extensive forbearance programs or other changes in regulations or laws which may adversely impact us.
•We include a loan in our default population and establish loss reserves on such loan when we have received notice from the servicer that as of a particular payment date, the borrower has missed the preceding two or more consecutive monthly payments. In addition, PMIERs generally requires us to treat such loans as non-performing, which then increases the capital we are required to hold against such loans. Under PMIERs, non-performing loans that have missed two or more payments are generally assessed a significantly higher capital charge than performing loans. As set forth in the COVID Guidance, the GSEs temporarily amended PMIERs to reduce the risk-based required asset amount factor under PMIERS for certain COVID-19 loans that default during the COVID-19 Crisis Period for the duration of their forbearance periods and any subsequent repayment plans or trial modification periods. As a result of costs incurred in connection with rising defaults associated with the COVID-19 crisis, the impact to our capital needs and incurred losses could be material and adversely impact our NIW opportunity and our business, results of operations and financial condition.
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
•Our Master Policies require insureds to file a claim no later than 60-days after completion of a foreclosure, and in connection with the claim, the insured is generally entitled to include in the claim amount (i) interest (capped at three years) and (ii) certain advances, each as incurred through the date the claim is filed. Under our Master Policies, a national foreclosure moratorium of the type currently required will not limit the amount of accrued interest (subject to the three-year limit) or advances that may be included in the claim amount. If the duration of the current foreclosure moratorium mandated by the GSEs is continued beyond March 31, 2021 for an extended period of time, loans in our default inventory, including those with defaults unrelated to the COVID-19 crisis that had not yet gone through foreclosure, may remain in a pre-foreclosure default status for a prolonged period of time, which would delay our receipt of certain claims for loans that do not cure and could increase the severity of claims we may ultimately be required to pay after the moratorium is lifted.
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

•Servicers of our insured loans could experience liquidity impacts, which may affect their willingness and/or ability to continue to pay premiums to us. Although our master policies do not require payment of premiums after a loan has gone into default, most servicers continue to remit premiums to us to avoid a lapse in coverage if the borrower cures the default; however, in the current environment, it remains uncertain whether servicers will continue to do so. As set forth in the COVID Guidance, during the COVID-19 Crisis Period, if one or more servicers are unable to continue to remit premiums on loans in default, we, and other approved insurers, have agreed to notify the relevant GSE and give such GSE the opportunity to pay the premium to keep the coverage in force. Notwithstanding our agreement with the GSEs, if there are wide-spread servicer liquidity issues and the GSEs choose not to remit premiums, we could experience adverse impacts to our liquidity, which could be material.
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
The above impacts of the COVID-19 pandemic and containment measures are likely to continue and in some cases, may worsen. The ultimate significance of COVID-19 on our business will depend on, among other things: the extent and duration of, and severity of illness caused by, the pandemic; the effectiveness of anti-viral and other medical treatments; the effectiveness and availability of vaccines and the willingness of people to be vaccinated; the effects on the economy and the time it takes to stabilize; the extent and duration of current and future containment measures implemented by governmental authorities; current and future governmental assistance programs; and the long-term impact on the mortgage origination and mortgage insurance markets. While at this time we cannot estimate the short or long-term impacts of COVID-19 on our business, the above factors could have a material adverse effect on our business, liquidity, results of operations and financial condition.
The occurrence of natural or man-made disasters or pandemics other than COVID-19 could adversely affect our business, financial condition and operating results.
We are exposed to various risks arising out of natural disasters, including earthquakes, wildfires, hurricanes, floods and tornadoes and man-made disasters, including acts of terrorism, military actions and pandemics. For example, a disaster event could lead to unexpected changes in persistency rates as policyholders and borrowers who are affected by the disaster may be unable to meet their contractual obligations, such as payment of premiums on our insurance policies and mortgage payments on loans we insure. The continued threat of terrorism may cause significant volatility in global financial markets, and a natural or man-made disaster or a pandemic could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in new business and increased claims from those areas, and adverse effects on home prices in those areas, which could result in unexpected loss experience in our business. These events also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations. In addition, the value of the assets in our investment portfolio could be adversely affected if such an event affects companies' ability to pay us principal or interest on their securities.
We insure mortgages for homes in areas that have been impacted by natural disasters, including from hurricanes and wildfires. Following such natural disasters, we and other MIs typically experience an increase in defaults on insured mortgages secured by homes in the impacted areas that negatively impact our incurred losses. Our ultimate claims exposure when we experience these events depends on the number of loans in default, proximate cause of each default and cure rate of the default population. Cure rates on loan defaults following natural disasters are influenced by the adequacy of homeowners and other hazard insurance carried on a related property, GSE-sponsored forbearance and other assistance programs, and a borrower's access to aid from government entities and private organizations, in addition to other factors which generally impact cure rates in unaffected areas. We have observed that loans in default in disaster zones typically cure at a higher rate than non-disaster related loans in default. As such, we historically have established lower reserves for these type of defaults than we otherwise do for similarly situated loans in default in non-disaster zones. Due to the inherent uncertainty and significant judgment involved in our assumptions, our loss estimates may turn out to be materially inaccurate and we can provide no assurance that actual claims paid by us, if any, on defaulted loans in disaster zones will not be substantially different than the reserves we establish for such claims.

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
In addition, the GSEs and the Wisconsin OCI have the right periodically to review performance under our third-party reinsurance transactions, including the reinsurers' financial strength and other factors the GSEs and Wisconsin OCI may believe are important to an evaluation of the transactions, which factors may be unknown to us. As a result of such reviews, the GSEs or the Wisconsin OCI could withdraw their approvals or continue their approvals, but grant less than full capital credit. If we do not continue to receive full capital credit in connection with these transactions, we would likely need to seek other sources of capital or reductions in RIF sooner than we would have expected with full capital credit under PMIERs and state insurance laws. Future sources of capital will depend on the cost, availability and terms and conditions that are acceptable to us, our regulators and the GSEs. We cannot be sure that we will be able to secure other sources of capital or substitute reductions in RIF in the amounts we require and on favorable terms, if at all.
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
We are exposed to many types of operational risk, including the risk of fraud or malfeasance by employees and outsiders, including third-party service providers, clerical record-keeping errors and transactional errors. Our business depends on our employees and third parties to process a large number of transactions. We could be materially and adversely affected if one of our employees or one of our systems causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business also could be sources of operational risk to us, including breakdowns or failures of such parties' own systems or employees. In response to the COVID-19 pandemic, we activated our business continuity program and instituted work-from-home practices for our Emeryville-based staff. As a result of the current remote work environment, the effectiveness of our compliance programs and overall ability to prevent and detect fraud or malfeasance by our employees or contractors may be diminished. Any of these occurrences could result in a diminished ability to operate our business, potential liability to customers, reputational damage and regulatory intervention, which could result in a material adverse effect on our financial position and operating results.
If we do not maintain connectivity with or otherwise meet the technological demands of our customers or are unable to develop, enhance and maintain our proprietary technology platform, our business and financial performance could be adversely affected.
We primarily rely on e-commerce and other technologies to provide and distribute our MI products and services. Our customers require us to provide and service our MI products in a secure manner, including through our proprietary technology platform, our internet website or direct electronic data transmissions. In furtherance of this, we are party to an agreement with TCS, whereby TCS provides services across business functions, such as application development and support, infrastructure support (service desk, end user computing and engineering services), and information security. Our customers may choose to do business only with mortgage insurers with which they are already technologically compatible and may choose to retain existing MI providers rather than invest the time and resources to integrate with a new MI provider. Our business, financial condition and operating results may be adversely impacted if we do not successfully establish and maintain these arrangements and relationships, or otherwise keep pace with the technological demands of customers.
The success of our business depends on our ability to timely and effectively resolve any significant issues that may arise with the operation of our technology platform. While we anticipate that our engagement with TCS will enhance our ability to further develop, deploy, and service our technology platform, any delays caused by the outsourcing of these functions, deterioration in our relationship with TCS, or termination of our engagement with TCS could lead to significant disruptions in our operations. If our technology platform fails to perform in the manner we expect, our business, financial condition and operating results may be significantly harmed. Further, our business would be negatively impacted if we are unable to enhance our platform when necessary to support our primary business functions, including to match or exceed the technological capabilities of our competitors over time. We cannot predict with certainty the cost of maintaining and improving our platform, but failure to make necessary improvements and any significant shortfall in any technology enhancements or negative variance in the time-line in which system enhancements are delivered could have an adverse effect on our business, financial condition and operating results.
We may not be able to prevent the unauthorized disclosure or misuse of confidential, personal or proprietary information.
Our IT systems process, transmit, store and protect large amounts of personal information of borrowers whose mortgages we insure, in addition to the confidential, proprietary, financial and other information that are critical to our business. Our technology systems and networks, including those functions that we may outsource, are vulnerable to unauthorized access, interruptions or failures due to events that are often beyond our control, including cyber-attacks, natural disasters, theft, terrorist attacks and general technology failures. We have outsourced certain technology and business functions to third parties, and may continue to do so in the future. This may expose us to increased risk related to data and information security and unexpected service disruptions, which could result in monetary and reputational damage or harm to our competitive position. Remote working arrangements adopted in response to the COVID-19 pandemic may also increase the risk of cyber-security attacks or data security incidents. In particular, in a remote environment, our employees and vendors rely on the use of portable computers and mobile devices, which can be stolen, lost or misused, making information accessible through such devices more vulnerable to unauthorized access, including by employee malfeasance. We have adopted information security procedures and controls to safeguard our systems and the information that we process, transmit and store. Despite these efforts, we may not be able to anticipate or implement effective preventive measures against all cyber threats, or detect and contain a breach in a timely manner, including because employees may not follow the controls we have implemented, the invasive techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources and methods. The COVID-19 pandemic has exacerbated these risks. Our employees, customers or other users of our systems are from time-to-time subject to fraudulent inducements by parties attempting to gain access to our data or that of our customers. There is no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. Any compromise of the security of our IT systems may result in loss of personally identifiable information, financial losses, loss of customers and the inability to transact business; could be costly and time-consuming to address and resolve; could expose us to liability for damages, harm our reputation, subject us to regulatory scrutiny and/or expose us to civil litigation. If any of these were to occur, our business, financial condition and operating results could be materially adversely affected. Further, the technology errors and omissions insurance coverage we maintain may be inadequate to cover claims and/or costs associated with incidents that may occur in the future.
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
We may be required or find it advisable to change our investments or investment policies depending upon regulatory, economic and market conditions, or our existing or anticipated financial condition and operating requirements, including the tax position, of our business. Our investment objectives may not be achieved. The success of our investment activity is affected by general economic conditions, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and, consequently, the value of fixed income securities. In addition, our investment portfolio (and, specifically, the valuations of investment assets we hold) has been, and may continue to be, adversely affected as a result of market deterioration caused by the COVID-19 pandemic and uncertainty regarding its outcome.
We face regulatory and litigation risks associated with offering loan review services.
NMIS offers loan review services for certain of our customers that are performed by SAFE Act-licensed third-party service providers, including on loans for which NMIC is not providing mortgage insurance. Under the terms of our service agreements and subject to such agreements' contractual limitations on liability, we provide limited indemnity rights for "material errors," if such errors materially impair the saleability of a reviewed loan, results in a material reduction in the value of such loan or results in the customer being required to repurchase such loan. The indemnification may be in the form of monetary or other remedies, subject to per loan and annual limitations. Accordingly, we have assumed some credit risk in connection with providing these services. NMIS contracts with SAFE Act-licensed third-party service providers to provide loan review services, and we believe we have structured NMIS' operations so that it does not itself engage in any activities that would trigger licensure under the SAFE Act. However, the CFPB or other regulators could take a different position, thereby increasing the risk of regulatory scrutiny and potential enforcement action and/or litigation involving these loan review services. Any such scrutiny, enforcement action or litigation could result in a diminished ability to operate our business, potential liability to customers, reputational damage and regulatory intervention, which could in turn result in a material adverse effect on our financial position and operating results. See "The private MI industry is, and as a participant we are, subject to litigation and regulatory enforcement risk generally," below.

Risks Related to Regulation of the Mortgage Insurance Industry
There can be no assurance that the GSEs will continue to treat us as an approved insurer in the future, and our failure to maintain compliance with the GSEs' PMIERs could adversely impact our business, financial condition and operating results.
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
The PMIERs provide that the table of factors that determine minimum required assets will be updated every two years or more frequently to reflect macroeconomic conditions, loan performance or to address other issues the GSEs deem important. In addition, the GSEs may amend or clarify other aspects of the PMIERs at any time. For example, in 2020, the 2020 PMIERs Guidance, among other things: (i) temporarily amended PMIERs, effective as of June 30, 2020, to recognize the COVID-19 pandemic as a nationwide major disaster and to reduce the risk-based required asset amount factor under PMIERS for certain COVID-19 defaulted loans (the COVID Guidance) and (ii) permanently amended PMIERs, effective December 31, 2020, to clarify delinquency reporting requirements for non-performing loans under PMIERs. There is no assurance NMIC will remain in compliance or that the GSEs will not make the PMIERs financial requirements more onerous in the future. If any future updates to the PMIERs would require NMIC to materially increase the amount of available assets to support its business writings, the amount of capital NMIC is required to hold will increase, which may have a negative effect on our returns. Any such effect could have a negative impact on our flexibility to meet our business plans and our future operating results.
Compliance with PMIERs requires us to seek the GSEs' prior approval before taking many actions, including implementing new products or services or entering into inter-company agreements among other actions. In addition, for an approved insurer to receive a reduction in its risk-based required asset amount for new or revised reinsurance transactions, the approved insurer must obtain the GSEs' written approval. PMIERs' approval requirements could prohibit, materially modify or delay us in our intended course of action. Further, the GSEs may modify or change their interpretation of terms they require us to include in our mortgage insurance policies for loans purchased by them, requiring us to modify our terms of coverage or operational procedures to remain an approved insurer, and such changes could have a material adverse impact on our financial position and operating results. For example, we and other approved insurers were required to implement new master policies to, among other things, include terms that conform to the GSEs' RRP. In addition, consistent with the 2020 PMIERs Guidance and in response to the COVID-19 crisis, we agreed with the GSEs to implement for a limited period of time certain operational and contractual flexibilities, including providing the GSEs the opportunity to pay premiums to keep coverage in force if one or more servicers are unable to continue to remit premiums on loans in default. It is possible the GSEs could, in their own discretion, require additional limitations and/or conditions on certain of our activities and practices that are not currently in the PMIERs or otherwise required by the GSEs for us to remain an approved insurer. Additional requirements or conditions imposed by the GSEs could further limit our operating flexibility and the areas in which we may write new business.
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
On November 18, 2020 the FHFA announced that it had finalized and sent for publication a rule establishing a new regulatory capital framework for the GSEs, which included provisions governing the capital relief allowed to the GSEs for loans with private MI. The final rule established that loans with private MI as opposed to loans without private MI, provide more favorable capital relief to the GSEs. Notwithstanding this beneficial capital treatment for loans with private MI, the total capital required to be held by the GSEs upon implementation of the final rule is significant. It is too early to predict the impact, if any, on us as a counterparty to the GSEs or any future implications for PMIERs. An increase in the capital required to be held by us under PMIERs could make our products more expensive and could have a material adverse impact on our financial condition and future business prospects.
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
NMIC's principal regulator is the Wisconsin OCI. Under applicable Wisconsin law, as well as that of 15 other states, a mortgage insurer must maintain a minimum amount of statutory capital relative to its RIF for the mortgage insurer to continue to write new business. While formulations of minimum capital may vary in each jurisdiction that has such a requirement, the most common measure applied allows for a maximum permitted RTC ratio of 25:1. Wisconsin and certain other states, including California and Illinois, apply a substantially similar requirement referred to as minimum policyholders' position. If our business grows faster (i.e., our RIF grows faster than expected) or is less profitable than expected (i.e., our revenues do not generate the return we expect), our actual RTC ratios over the short to mid-term could exceed our expected RTC ratios and could begin to approach the limits to which we are subject, which could require us to enter into alternative arrangements to reduce our RIF, including through additional reinsurance or raising additional capital. If this were to occur, we can give no assurance that our efforts to obtain additional reinsurance or otherwise reduce our RIF, or to raise capital would be successful, and if such efforts are unsuccessful, we could exceed state-imposed capital requirements. Accordingly, if we fail to meet the capital adequacy requirements in one or more states, we could be required to suspend writing business in some or all of the states in which we do business.
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
We operate in highly regulated industries that inherently pose a heightened risk of litigation and regulatory proceedings. As a result, the members of the MI industry, including NMIC, face litigation risk, including the risk of class action lawsuits, and administrative enforcement by federal regulators and state insurance agencies in the ordinary course of operations. In addition, the private MI industry, including NMIC, may be affected by changes in the laws and regulations to which we are subject or the way they are interpreted or applied. See "Item 1 - Business - U.S. Mortgage Insurance Regulation."
In the past, mortgage insurers (excluding NMIC) have been involved in litigation and regulatory enforcement actions alleging violations of Section 8 of RESPA. Among other things, Section 8 of RESPA generally precludes mortgage insurers from paying referral fees to mortgage lenders for the referral of MI business. This limitation also can prohibit providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that mortgage lenders provide that are higher than their reasonable or fair market value, in exchange for the referral of MI business. Various regulators, including the CFPB, state insurance commissioners and state attorneys general, may bring actions seeking various forms of relief in connection with alleged violations of the referral fee limitations of RESPA, as can private litigants in class actions. In the years following the most recent financial crisis, the CFPB pursued a higher volume of enforcement actions against mortgage industry participants, including mortgage insurers. In particular, the CFPB focused on challenging mortgage insurers' captive reinsurance arrangements under Section 8 of RESPA. The insurance law provisions of many states also prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. New leadership at the CFPB or any changes made under the new presidential administration may also have an impact on future CFPB enforcement activity. The CFPB's interpretation and enforcement of Section 8 of RESPA presents regulatory risk for many providers of "settlement services," including mortgage insurers.
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
Our business prospects and operating results could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau's ATR Rules defining a QM negatively impact the size of the origination market.
In January 2014, the CFPB implemented the Dodd-Frank Act ATR mortgage provisions, which govern the obligation of lenders to determine a borrower's ability to pay when originating a mortgage loan covered by the rule. A subset of mortgages within the ATR rule are known as QMs. The original ATR/QM rule established two different categories of QMs, one referred to as the "General QM" category and a second, temporary QM category, typically referred to as the QM Patch. In the fourth quarter of 2020, the CFPB released a series of final rules to (i) eliminate the QM Patch, (ii) amend the definition of a General QM, and (iii) provide for a new, Seasoned QM category. See "Item 1, "Business - U.S. Mortgage Insurance Regulation - Other U.S. Regulation - Housing Finance Reform" above for a summary of the GSEs final rules related to QMs. The expiration of the QM Patch or eventual implementation of the General QM and Seasoned QM final rules could affect the residential mortgage market and demand for private mortgage insurance.
The Dodd-Frank Act also gave statutory authority to the HUD, the VA, and the USDA to develop their own definitions of "QM," which those agencies have completed. To the extent lenders find that the HUD definition of QM is more favorable to certain segments of their borrowers, they may choose FHA products over private MI products.
We, along with other industry participants, have observed that the significant majority of covered loans made after the effective date of the ATR rule have been QMs. We expect that most lenders will continue to be reluctant to make loans that do not qualify as QMs because absent full compliance with the ATR rule, such loans will not be entitled to a safe-harbor presumption of compliance with the ability-to-pay requirements. As a result, we believe ATR regulations have given rise to a subset of borrowers who cannot meet the regulatory QM standards, thus restricting their access to mortgage credit and reducing the size of the residential mortgage market. It is unclear whether the expiration of the QM Patch or the revised General QM rule or the new Seasoned QM category will have any impact on access to mortgage credit or the size of the mortgage market. Our business prospects and operating results could be adversely impacted if, and to the extent that, the QM regulations or the CFPB's actions negatively impact the size of the origination market.
The Company may be adversely impacted by the phasing out of LIBOR.
We have exposure to LIBOR-indexed financial instruments, including our credit instruments and ILN Transactions. As of December 31, 2020, we held $61.7 million of floating-rate securities in our investment portfolio that yield interest based on an index rate, predominantly LIBOR, plus a margin (the LIBOR-indexed securities). In addition, we believe most ARMs in our IIF are indexed to LIBOR. In 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling the banks that sustain LIBOR to submit rate quotations after December 31, 2021. On November 30, 2020, ICE Benchmark Administration Ltd. (IBA), the administrator of LIBOR, announced it will consult with constituents on its intention to cease the publication of the one week and two month U.S. dollar LIBOR (USD LIBOR) settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. IBA expressly stated that its announcement should not be construed as a decision by the IBA to either cease or continue the provision of any LIBOR settings after December 31, 2021 or June 30, 2023. That same day, U.S. financial regulators issued supervisory guidance noting that "the agencies encourage banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021." Accordingly, it remains uncertain whether USD LIBOR will continue to be quoted after 2021, or if it does continue to be quoted, whether it will be reliable.
Efforts to identify and transition to a set of alternative U.S. dollar reference rates have been underway, including proposals by the Alternative Reference Rates Committee of the Federal Reserve Board (ARRC). In 2017, the ARRC recommended an alternative reference rate referred to as the Secured Overnight Financing Rate (SOFR), a combination of certain overnight repo rates, to replace USD LIBOR, and the Federal Reserve Bank of New York began publishing SOFR in 2018.
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
Accordingly, a change or transition away from LIBOR as a common reference rate in the financial market could have a range of adverse effects on our business. In particular any such transition could:
•adversely affect the interest rates we pay on our LIBOR-indexed financial instruments;
•cause volatility in the yield of our LIBOR-indexed securities and investment income;
•prompt additional inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•result in disputes, litigation or other actions with our counterparties regarding the interpretation and enforceability of certain fall-back language in LIBOR-based instruments and securities we hold; and
•disrupt the residential mortgage market, including with respect to ARMs, if replacement indices unilaterally chosen by lenders negatively impact borrowers, which could give rise to higher than expected rates of default on such loans and increased litigation.
Risks Related to Our Holding Company and Capital Structure
Our holding company structure and certain regulatory and other constraints could affect our ability to satisfy our obligations and potentially require us to raise more capital.
NMIH serves as the holding company for our operating subsidiaries and does not have any significant operations of its own. NMIH's principal source of operating cash is investment income, and could in the future include dividends from NMIC and Re One. Re One currently has the capacity to pay aggregate ordinary dividends of $1.6 million to NMIH during the twelve-month period ending December 31, 2021. NMIC reported a statutory net loss for the year ended December 31, 2020 and does not have the capacity to pay dividends to NMIH during the twelve-month period ended December 31, 2021 without prior approval from the Wisconsin OCI. NMIH also has access to $110 million of undrawn revolving credit capacity under the senior secured credit facilities. In addition, NMIH currently receives cash from our insurance subsidiaries, consisting of payments made under our tax and expense-sharing arrangements. Among such agreements, the Wisconsin OCI has approved the allocation of interest expense on our $400 million aggregate principal amount of senior secured notes that mature on June 1, 2025 (the Notes) and senior secured credit facilities to NMIC to the extent proceeds from the Notes offering and facility are distributed to NMIC or used to repay, redeem or otherwise defease amounts raised by NMIC under prior credit arrangements that have previously been distributed to NMIC. The expense-sharing arrangements between us and our subsidiaries, as amended, have been approved by the Wisconsin OCI, but such approval may be revoked at any time. NMIH depends on these sources of liquidity to make principal and interest payments under its current debt arrangements and to pay certain corporate expenses and income taxes, among other things. If payments to NMIH were curtailed or limited, there is a risk that NMIH would be unable to satisfy its financial obligations.
NMIH's dividend income is limited to upstream dividend payments from our subsidiaries. With respect to our insurance subsidiaries, under Wisconsin law, dividends in excess of prescribed limits are deemed "extraordinary" and require approval of the Wisconsin OCI. Other states in which our insurance subsidiaries are licensed also limit or restrict their ability to pay dividends. It is possible that Wisconsin and other states that have dividend restrictions will adopt revised statutory provisions or interpretations of existing statutory provisions that could be more restrictive than those currently in effect or will otherwise take actions that may further restrict the ability of our insurance subsidiaries to pay dividends or make distributions or returns of capital. In addition, under the PMIERs, if an approved insurer fails to meet the PMIERs financial requirements, such approved insurer may not pay dividends without the prior written approval of the GSEs.
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
Our substantial indebtedness could adversely affect our financial condition.
We currently have and will continue to have a substantial amount of indebtedness. As of December 31, 2020 our debt totaled approximately $393.3 million
Our indebtedness could have significant negative consequences for our business, financial condition and operating results, including:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of the cash flow from our subsidiaries' operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes;
•making it more difficult for us to retain our existing ratings or to obtain investment-grade credit ratings in the future;
•making it more difficult to conduct our business successfully or to grow our business, or limiting our flexibility in planning for, or reacting to, changes in our business; and
•placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.
In addition, our senior secured credit facilities and the indenture governing our senior secured notes contain certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness, make investments, incur liens, transfer or dispose of assets, merge with or acquire other companies and pay dividends. Our senior secured credit facilities require us to comply with certain financial and other maintenance covenants. A failure to comply with covenants or the other terms of our senior secured credit facilities and the indenture governing our senior secured notes could result in an event of default under such indebtedness, which, if not remedied, may trigger an event of default under certain other indebtedness.

If the lenders under our senior secured credit facilities terminate their commitments or we are unable to satisfy certain covenants or representations, we may not have access to funding in a timely manner, or at all, when we require it. If funding is not available under the senior secured credit facilities when we require it, our ability to continue our business practices or pursue our current strategy could be limited. If any indebtedness under the senior secured credit facilities or our senior notes is accelerated, we cannot assure you that our assets would be sufficient to repay such amounts in full, and the lenders and/or noteholders could foreclose on the collateral securing the obligations under the senior secured credit facilities and the senior notes, including, subject to regulatory approval, the stock of NMIC and Re One. Any of these actions could have a material adverse effect on our business, financial condition and operating results.
Our existing, and any future, variable rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.
Any indebtedness we may incur under our senior secured credit facilities and our future indebtedness may be subject to variable rates of interest, exposing us to interest rate risk. If interest rates increase, our debt service obligations on such variable rate indebtedness would increase, resulting in a reduction of our net income that could be significant, even though the principal amount borrowed would remain the same.
Despite our substantial level of debt, we may incur more debt, which could exacerbate any or all of the risks described above.
We may incur substantial additional debt in the future, including up to $110 million in borrowings we may choose to make under the senior secured credit facilities. Although the credit agreement governing our senior secured credit facilities and the indenture governing our senior secured notes each limit our ability and the ability of certain of our subsidiaries to incur additional debt, these restrictions are subject to a number of qualifications and exceptions, and, under certain circumstances, we may incur additional debt in compliance with these restrictions. In addition, the applicable credit agreement and indenture does not prevent us from incurring certain obligations that do not constitute "indebtedness" as defined therein. To the extent that we incur additional debt or such other obligations, the risks associated with our credit agreement and indenture described above, including our possible inability to service our debt or other obligations, would increase.
Our current credit ratings may adversely affect our ability to access capital and the cost of such capital, which could have a material adverse effect on our business, financial condition and operating results.
Our current issuer credit and debt ratings are below investment grade. Our current credit ratings, or any future negative actions the credit agencies may take, could affect our ability to access the reinsurance, credit and capital markets in the future and could lead to worsened trade terms, adversely affecting the cost. An inability to access reinsurance, capital and credit markets when needed to continue to grow our business, refinance our existing debt or raise new debt or equity could have a material adverse effect on our business, financial condition, operating results and liquidity.
Risks Related to Ownership of Our Common Stock
We do not anticipate paying any dividends on our common stock in the near future, and payment of any declared dividends may be delayed.
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
The market price of our common stock may fluctuate substantially and be highly volatile, which may make it difficult for stockholders to sell their shares of our common stock at the volume, prices and times desired. There are many factors that impact the market price of our common stock, including, without limitation:
•general market conditions, including price levels and volume and changes in interest rates;
•national, regional and local economic or business conditions;
•the effects of, and changes in, trade, tax, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;
•changes in U.S. housing and housing finance policy, including changes to the GSEs and the role of government MIs;
•our actual or projected financial condition, liquidity, operating results, cash flows and capital levels;
•changes in, or failure to meet, our publicly disclosed expectations as to our future financial and operating performance;
•publication of research reports about us, our competitors or the financial services industry generally, or changes in, or failure to meet, securities analysts' estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;
•market valuations, as well as the financial and operating performance and prospects, of similar companies;
•future issuances or sales, or anticipated issuances or sales, of our common stock or other securities convertible into or exchangeable or exercisable for our common stock;
•additional indebtedness we may incur in the future;
•expenses incurred in connection with changes in our stock price, such as changes in the value of the liability reflected on our financial statements associated with outstanding warrants;
•the potential failure to establish and maintain effective internal controls over financial reporting;
•additions or departures of key personnel and management;
•our failure to satisfy the continued listing requirements of the NASDAQ; and
•our failure to comply with the Sarbanes-Oxley Act of 2002.

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
As of December 31, 2020, we had 85,163,039 shares of our common stock issued and outstanding. Sales of substantial amounts of our common stock in the public market in the future, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and place that we deem appropriate.
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
Our certificate of incorporation and bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board. Our corporate governance documents include provisions that:
•provide that special meetings of our stockholders generally can only be called by the chairman of the Board or the president or by resolution of the Board;
•provide our Board the ability to issue undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may grant preferred holders voting, special approval, dividend or other rights or preferences superior to the rights of the holder of common stock;
•provide our Board the ability to issue common stock and warrants within the amount of authorized capital;
•provide that, subject to the rights of the holders of any series of preferred stock with respect to such series of preferred stock, any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of our stockholders and may not be effected by any consent in writing by such stockholders; and
•provide that stockholders seeking to bring business before our annual meeting of stockholders, or to nominate candidates for election as directors at our annual meeting of stockholders, generally must provide timely advance notice of their intent in writing and certain other information not less than 90 days nor more than 120 days prior to the meeting.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NASDAQ under the symbol "NMIH." On February 22, 2021, there were 85,302,579 shares of our Class A common stock outstanding and approximately twelve holders of record. There are no shares of our Class B common stock outstanding. The closing price of our common stock on NASDAQ on February 22, 2021 was $23.10.
No dividends on our common stock have previously been declared or paid, and we do not expect to declare or pay dividends in the near future. For information on our ability to pay dividends, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note16, Regulatory Information - Dividend Restrictions."
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock during 2020.
Common Stock Performance Graph
The following graph compares the cumulative total stockholder return on our Class A common stock from December 31, 2015 until December 31, 2020, with the cumulative total stockholder return on the Russell 2000 Index, S&P Small Cap 600 Index and an index of selected mortgage insurance companies (Peer Index). The Peer Index includes Essent, MGIC and Radian. The total stockholder's returns are not necessarily indicative of future returns. Information contained or referenced in the stock performance graph below is being furnished with this report and will not be deemed "filed" for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020

NMI Holdings, Inc.	$100	$157	$251	$264	$490	$335
Russell 2000 Index	100	121	139	124	155	186
S&P Small Cap 600	100	127	143	131	161	179
Peer Index (ESNT, MTG, RDN)	100	141	182	144	222	190

Item 6. Selected Financial Data
The information in the following table should be read in conjunction with the information included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data."

	For the years ended December 31,
	2020	2019	2018	2017	2016
Consolidated statements of operations	(In Thousands, except for per share data)
Net premiums earned	$397,172	$345,015	$251,197	$165,740	$110,481
Net investment income	31,897	30,856	23,538	16,273	13,751
Net realized investment gains (losses)	930	45	57	208	(693)
Total revenues	433,283	378,771	275,025	182,743	123,815
Insurance claims & claim expenses	59,247	12,507	5,452	5,339	2,392
Underwriting and operating expenses(1)	131,610	126,621	116,966	106,362	92,731
Net income	171,566	171,957	107,927	22,050	64,001
Basic earnings per share	$2.20	$2.54	$1.66	$0.37	$1.08
Basic weighted average shares outstanding	78,023	67,573	65,019	59,816	59,071

	2020	2019	2018	2017	2016
Consolidated balance sheets	(In Thousands, except for ratios)
Total investments	$1,804,286	$1,140,940	$911,490	$715,875	$628,969
Cash and cash equivalents	126,937	41,089	25,294	19,196	47,746
Total assets	2,166,666	1,364,818	1,092,043	894,848	839,897
Term loan	393,301	145,764	146,757	143,882	144,353
Unearned premiums	118,817	136,642	158,893	163,166	152,906
Reserve for insurance claims and claim expenses	90,567	23,752	12,811	8,761	3,001
Shareholders' equity	1,369,591	930,420	701,500	509,077	475,509
Book value per share	$16.08	$13.61	$10.58	$8.41	$8.04

Selected ratios
Loss ratio(2)	14.9%	3.6%	2.2%	3.2%	2.2%
Expense ratio(3)	33.1%	36.7%	46.6%	64.2%	83.9%
Combined ratio	48.1%	40.3%	48.8%	67.4%	86.1%
Risk-to-capital ratio	11.7:1	15.8:1	13.1:1	13.2:1	11.6:1

	2019	2019	2018	2017	2016
Other data	(In Millions, except for noted below)
New primary insurance written	$62,702	45,141	$27,295	$21,587	$21,189
New primary risk written	15,602	11,715	6,909	5,271	5,086
Direct primary insurance in force	111,252	94,754	68,551	48,465	32,168
Direct primary risk in force	28,164	24,173	17,091	11,843	7,790
Direct pool risk in force	93	93	93	93	93
Available Assets (4) ($ thousand)	1,750,668	1,016,387	733,762	527,897	453,523
Net Risk-Based Required Assets (4) ($ thousand)	984,372	773,474	511,268	446,226	366,584
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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of December 31, 2020, we had master policies with 1,570 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of December 31, 2020, we had $113.1 billion of total IIF, including primary IIF of $111.3 billion, and $28.3 billion of gross RIF, including primary RIF of $28.2 billion.
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
Our common stock trades on the NASDAQ under the symbol "NMIH." Our headquarters is located in Emeryville, California. As of December 31, 2020, we had 262 employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
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
The global dislocation caused by COVID-19 is unprecedented and, while there is broad hope that the recent development, distribution and administration of new vaccines may relieve the crisis and provide for a near-term return to normalized activity, it is not known how long the dislocation will persist. In response to the COVID-19 outbreak and continuing uncertainties, we activated our disaster continuity program to ensure our employees are safe and able to manage our business without interruption. We pursued a broad series of capital and reinsurance transactions to bolster our balance sheet and expand our ability to serve our customers and their borrowers, and we updated our underwriting guidelines and policy pricing in consideration for the increased level of macroeconomic volatility. While the U.S. housing market has demonstrated significant resiliency since the onset of the pandemic, with record levels of demand, mortgage origination activity and house price appreciation, much uncertainty remains. Given the uncertainty that prevails, we cannot fully assess or estimate the ultimate impact of COVID-19 on the mortgage insurance market, our business performance or our financial position including our new business production, default and claims experience, and investment portfolio results.
Potential Impact on the U.S. Housing Market and Mortgage Insurance Industry
The U.S. housing market has demonstrated notable resiliency amidst the broader economic dislocation caused by the outbreak of COVID-19. Low interest rates are helping to support housing affordability, medical concerns and lifestyle preferences are driving people to move from densely populated urban areas to suburban communities where social distancing is more easily achieved, and shelter-in-place directives are reinforcing the value of homeownership – all of which are contributing to an influx of new home buyers, record levels of purchase demand, and generally stable to rising house prices nationally.
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
(iv)    the availability and immediate application by the government, regulators, lenders, loan servicers and others of a broad toolkit of resources designed to aid distressed borrowers, including forbearance, foreclosure moratoriums and other assistance programs codified under the CARES Act, enacted on March 27, 2020; and
(v)    the broader and equally immediate application of significant fiscal and monetary stimulus by the federal government under the CARES Act, and more recently under the Consolidated Appropriations Act, enacted on December 27, 2020, as well as across a range of other programs designed to assist unemployed individuals and distressed businesses, and support the smooth functioning of various capital and risk markets.
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
Growth in total mortgage origination volume increases the addressable market for the U.S. mortgage insurance industry, while accelerated refinancing activity increases prepayment speed on outstanding insured mortgages. In this context, total U.S. mortgage insurance industry NIW volume has increased to record levels, while the persistency of existing in-force insured risk across the industry has declined meaningfully.
While we currently observe broad resiliency in the housing and high-LTV mortgage markets and, for the reasons discussed above, expect this trend to continue in the near term, the ultimate impact of COVID-19 remains highly uncertain. See

Item 1A, "Risk Factors - The COVID-19 outbreak may continue to materially adversely affect our business, results of operations and financial condition."
Potential Impact on NMI's Business Performance and Financial Position
Operations
We had 262 employees at December 31, 2020, including 113 who typically work at our corporate headquarters in Emeryville, CA and 149 who typically work from home in locations across the country. In response to the COVID-19 outbreak, we activated our business continuity program and instituted additional work-from-home practices for our 113 Emeryville-based staff. We have transitioned our operations seamlessly and continue to positively engage with customers on a remote basis. Our IT environment, underwriting capabilities, policy servicing platform and risk architecture have continued without interruption, and our internal control environment and internal controls over financial reporting are unchanged. We have achieved this transition without incurring additional capital expenditures or operating expenses and we believe our current operating platform can continue to support our newly distributed needs for an extended period without further investment beyond that planned in the ordinary course.
New Business Production
Our NIW volume increased significantly following the onset of the COVID-19 pandemic driven by the broad resiliency of the housing market, growth in total mortgage origination volume and increasing size of the U.S. mortgage insurance market, as well as the continued expansion of our customer franchise. We wrote $62.7 billion of NIW during the year ended December 31, 2020, up 39% compared to the year ended December 31, 2019 and 130% compared to the year ended December 31, 2018.
While we currently expect our new business production will remain elevated, the potential onset of a new viral wave and rising case counts, reintroduction of broad-based shelter in place directives, increased unemployment or other potential outcomes related to COVID-19 could drive a moderation or decline in our volume going forward.
We have broadly defined underwriting standards and loan-level eligibility criteria that are designed to limit our exposure to higher risk loans, and have used Rate GPS to actively shape the mix of our new business production and insured portfolio by, among other risk factors, borrower FICO score, DTI ratio and LTV ratio. In the weeks following the outbreak of COVID-19, we adopted changes to our underwriting guidelines, including changes to our loan documentation requirements, asset reserve requirements, employment verification process and income continuance determinations, that have further strengthened the credit risk profile of our NIW volume and IIF. At December 31, 2020, the weighted average FICO score of our RIF was 755 and we had a 3% mix of below 680 FICO score risk. Similarly, at December 31, 2020, the weighted average LTV ratio (at origination) of our insured portfolio was 92.4% and we had a 10% mix of 97% LTV risk.
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
Delinquency Trends and Claims Expense
We had 12,209 defaulted loans in our primary insured portfolio at December 31, 2020, which represented a 3.06% default rate against our 399,429 total policies in-force. Our default population has increased significantly since the outbreak of the pandemic as borrowers have faced increasing challenges related to COVID-19 and chosen to access the forbearance program for federally backed loans codified under the CARES Act or other similar assistance programs made available by the GSEs and private lenders.
At December 31, 2020, 19,464 or 4.9% of the loans we insured in our primary portfolio were enrolled in a forbearance program, including 11,232 of the loans in our default population, 1,108 loans that had missed at least one payment, but not progressed into default status and 7,124 additional loans that were fully performing without any missed payments.
As of January 31, 2021, our default population had decreased to 11,905, representing a 2.9% default rate and identified 17,820 loans in forbearance programs.
The table below highlights default and forbearance activity in our primary portfolio as of the dates indicated.

	Default and Forbearance Activity as of
	12/31/2019	3/31/2020	6/30/2020	9/30/2020	12/31/2020
Number of loans in default	1,448	1,449	10,816	13,765	12,209
Default rate (1)	0.40%	0.38%	2.90%	3.60%	3.06%

Number of loans in forbearance	436	3,122	28,555	24,809	19,464
Forbearance rate (2)	0.12%	0.83%	7.66%	6.50%	4.87%
(1)    Default rate is calculated as the number of loans in default divided by total polices in force
(2)    Forbearance rate is calculated as the number of loans in forbearance divided by total polices in force.

While we are encouraged by the decline in our forbearance and default populations, and the rising level of cure activity amongst COVID impacted borrowers, the continued social and economic dislocation caused by the pandemic may contribute to an increase in our forbearance and default counts in future periods.
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
We generally observe that forbearance programs are an effective tool to bridge dislocated borrowers from a time of acute stress to a future date when they can resume timely payment of their mortgage obligations. The effectiveness of forbearance programs is enhanced by the availability of various repayment and loan modification options, which allow borrowers to amortize, or in certain instances fully defer the payments otherwise due during the forbearance period, over an extended length of time. In response to the onset of the COVID-19 outbreak, the GSEs have introduced new repayment and loan modification options to further assist borrowers with their transition out of forbearance and back into performing status. Our reserve setting process considers the beneficial impact of forbearance, foreclosure moratorium and other assistance programs available to defaulted borrowers. At December 31, 2020, we established lower reserves for defaults that we consider to be connected to the COVID-19 outbreak given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs.
Our Master Policies require insureds to file a claim no later than 60-days after completion of a foreclosure, and in connection with the claim, the insured is generally entitled to include in the claim amount (i) interest (capped at three years) and (ii) certain advances, each as incurred through the date the claim is filed. Under our Master Policies, a national foreclosure moratorium of the type currently required will not limit the amount of accrued interest (subject to the three-year limit) or advances that may be included in the claim amount. If the duration of the current foreclosure moratorium mandated by the GSEs is extended beyond March 31, 2021 by a significant period of time, loans in our default inventory, including those with defaults unrelated to the COVID-19 crisis that had not yet gone through foreclosure, may remain in a pre-foreclosure default status for a prolonged period of time, which would delay our receipt of certain claims for loans that do not cure and could increase the severity of claims we may ultimately be required to pay after the moratorium is lifted.
Regulatory Capital Position
As an approved mortgage insurer and Wisconsin-domiciled carrier, we are required to satisfy financial and/or capitalization requirements stipulated by each of the GSEs and the Wisconsin OCI.
The financial requirements stipulated by the GSEs are outlined in the PMIERs. Under the PMIERs, we must maintain available assets that are equal to or exceed a minimum risk-based required asset amount, subject to a minimum floor of $400 million. At December 31, 2020, we reported $1,751 million available assets against $984 million risk-based required assets for a $766 million "excess" funding position.
The risk-based required asset amount under PMIERs is determined at an individual policy-level based on the risk characteristics of each insured loan. Loans with higher risk factors, such as higher LTVs or lower borrower FICO scores, are assessed a higher charge. Non-performing loans that have missed two or more payments are generally assessed a significantly higher charge than performing loans, regardless of the underlying borrower or loan risk profile; however, special consideration is given under PMIERs to loans that are delinquent on homes located in an area declared by the Federal Emergency Management Agency (FEMA) to be a Major Disaster zone. In June 2020, the GSEs issued guidance (subsequently amended and restated in September 2020) on the risk-based treatment of loans affected by the COVID-19 crisis and the reporting of non-performing loans by aging category. Under the guidance, non-performing loans that are subject to a forbearance program granted in response to a financial hardship related to COVID-19 will benefit from a permanent 70% risk-based required asset haircut for the duration of the forbearance period and subsequent repayment plan or trial modification period.
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
The following table provides detail on the level of overcollateralization of each of our ILN Transactions at December 31, 2020:

($ values in thousands)	2017 ILN Transaction	2018 ILN Transaction	2019 ILN Transaction	2020-1 ILN Transaction	2020-2 ILN Transaction
Ceded RIF	$1,920,096	$2,238,154	$2,764,120	$5,175,978	$5,820,747

First Layer Retained Loss	121,423	123,234	122,874	169,514	121,177
Reinsurance Coverage	40,226	158,489	231,877	250,685	242,351
Eligible Coverage	$161,649	$281,723	$354,751	$420,199	$363,528
Subordinated Coverage (1)	8.42%	12.59%	12.83%	8.00%	6.25%

PMIERs Charge on Ceded RIF	6.11%	7.78%	7.99%	6.28%	5.37%
Overcollateralization (2)	$40,226	$107,612	$133,941	$94,929	$50,852

Delinquency Trigger (3)	4.0%	4.0%	4.0%	6.0%	4.7%
(1)    For the 2020-1 ILN Transaction, absent a delinquency trigger, the subordinated coverage is capped at 8%.
(2)    Overcollateralization of the 2017 ILN Transaction is equal to its current reinsurance coverage as the PMIERs required asset amount on RIF ceded under the transaction is currently below the remaining first layer retained loss.
(3)    Delinquency triggers for 2017, 2018 and 2019 ILN Transactions are set at a fixed 4.0% and assessed on a discrete monthly basis; delinquency triggers for the 2020-1 and 2020-2 ILN Transactions are equal to seventy-five percent of the subordinated coverage level and assessed on the basis of a three-month rolling average.
At December 31, 2020, we had an aggregate $428 million of overcollateralization available across our ILN Transactions to absorb an increase in the PMIERs risk-based required asset amount on ceded RIF. Assuming the Lock-Out Events remain in effect for each of the 2017, 2018 and 2019 ILN Transactions and our underlying RIF continues to run-off at the same rate as it did during the three months ended December 31, 2020, we estimate that our total overcollateralization would increase by up to approximately $45 million per quarter.

Our PMIERs funding requirement will go up in future periods based on the volume and risk profile of our new business production, and performance of our in-force insurance portfolio. We estimate, however, that we will remain in compliance with our PMIERs asset requirements even if the forbearance-driven default rate on our in-force portfolio materially exceeds its current level, given our $766 million excess available asset position at December 31, 2020, the nationwide applicability of the 70% haircut on delinquent policies affected by the COVID-19 crisis, the increasing PMIERs relief automatically provided under each of our quota share treaties and ILN Transactions.
NMIC is also subject to state regulatory minimum capital requirements based on its RIF. Formulations of this minimum capital vary by state, however, the most common measure allows for a maximum ratio of RIF to statutory capital (commonly referred to as RTC) of 25:1. The RTC calculation does not assess a different charge or impose a different threshold RTC limit based on the underlying risk characteristics of the insured portfolio. Non-performing loans are generally treated the same as performing loans under the RTC framework. As such, the PMIERs generally imposes a stricter financial requirement than the state RTC standard, and we expect this to remain the case in the aftermath of the COVID-19 outbreak.
Liquidity
We evaluate our liquidity position at both a holding company (NMIH) and primary operating subsidiary (NMIC) level. As of December 31, 2020, we had $1.9 billion of consolidated cash and investments, including $72 million of cash and investments at NMIH.
On June 8, 2020, NMIH completed the sale of 15.9 million shares of common stock, including the exercise of a 15% overallotment option, and raised proceeds of approximately $220 million, net of underwriting discounts, commissions and other direct offering expenses. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 15, Common Stock." On June 19, 2020, NMIH also completed the sale of $400 million aggregate principal amount of senior secured notes, raising net proceeds of $244 million after giving effect to offering expenses and the repayment of the principal amount outstanding under our existing $150 million term loan. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 5, Debt." NMIH contributed approximately $445 million of capital to NMIC following completion of its respective Notes and common stock offerings.
NMIH also has access to $110 million of undrawn revolving credit capacity (the 2020 Revolving Credit Facility) and $1.6 million of ordinary course dividend capacity available from Re One without the prior approval of the Wisconsin OCI. Amounts drawn under the 2020 Revolving Credit Facility are available as directed for NMIH needs or may be down-streamed to support the requirements of our operating subsidiaries if we so decide. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 5, Debt ."
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
NMIC's principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At December 31, 2020, NMIC had $1.8 billion of cash and investments, including $104 million of cash and equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended December 31, 2020, NMIC generated $250 million of cash flow from operations and received an additional $406 million of cash flow on the maturity, sale and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC's principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC's only use of cash that develops along an unscheduled path is claims payments. Given the breadth and duration of forbearance programs available to borrowers, separate foreclosure moratoriums that have been enacted at a local, state and federal level, and the general duration of the default to foreclosure to claim cycle, we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.

Premiums paid to NMIC on monthly policies are generally collected and remitted by loan servicers. We have noted the broad discussion about the liquidity challenges loan servicers may themselves face in the event of widespread borrower utilization of forbearance programs. We do not currently believe that loan servicer liquidity issues will have a material impact on NMIC's premium receipts or liquidity profile. Loan servicers are contractually obligated to advance mortgage insurance premiums in a timely manner, even if the underlying borrowers fail to remit their monthly mortgage payments. In June 2020, the GSEs issued guidance to the PMIERs (subsequently amended and restated in September 2020) that, among other items, requires us to notify them of our intent to cancel coverage on policies for which servicers have failed to make timely premium payments so that the GSEs can pay the premiums directly to us and preserve the mortgage insurance coverage. Through December 31, 2020, we did not see any notable changes in servicer payment practices, with servicers generally continuing to remit monthly premium payments as scheduled, including those for policies covering loans that are in a forbearance program.
Investment portfolio
At December 31, 2020, we had $1.9 billion of cash and invested assets. Our investment strategy equally prioritizes capital preservation alongside income generation, and we have a long-established investment policy that sets conservative limits for asset types, industry sectors, single issuers and instrument credit ratings. At December 31, 2020, our investment portfolio was comprised of 100% fixed income assets with 100% of our holdings rated investment grade and our portfolio having an average rating of "A+." At December 31, 2020, our portfolio was in a $73 million aggregate unrealized gain position; it was highly liquid and highly diversified with no Level 3 asset positions and no single issuer concentration greater than 1.6%. We did not record any allowance for credit losses in the portfolio during the year ended December 31, 2020, as we expect to recover the amortized cost basis of all securities held.
The pre-tax book yield on our investment portfolio was 2.2% for the year ended December 31, 2020. At the onset of the COVID-19 crisis, we decided to prioritize liquidity and increased our cash and equivalent holdings as a percentage of our total portfolio. We believe such action was prudent in light of the heightened market volatility and general uncertainty developing in the early stages of the COVID-19 pandemic. We have since redeployed much of our excess liquidity position.
Taxes
The CARES Act and 2021 Appropriations Act, among other things, include provisions relating to refundable payroll tax credits, deferment of social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, technical corrections to tax depreciation methods for qualified improvement property, and temporary 100% deduction for business meals. We continue to monitor the impact that the CARES Act and the 2021 Appropriations Act may have on our business, financial condition and results of operations.
Other Conditions and Trends Impacting Our Business
Customer Development
We have important relationships with customers across all categories and allocation profiles, including National Accounts and Regional Accounts, and centralized and decentralized lenders. Our sales and marketing efforts are broadly focused on expanding our presence with existing customers and activating new customer relationships. We consider an activation to be the point at which we have signed a Master Policy, established IT connectivity and generated a first application or first dollar of NIW from a customer. During the year ended December 31, 2020, we activated 101 lenders, compared to 94 and 121 for the years ended December 31, 2019 and December 31, 2018, respectively. We also continued to expand our business with existing customers, deepening our existing relationships and capturing what we believe to be an increasing portion of their annual MI volume. At December 31, 2020, we had 1,570 Master Policies and 1,195 active customer relationships, compared to 1,476 and 1,095, respectively, as of December 31, 2019 and 1,374 and 1,005, respectively, as of December 31, 2018.

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
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of December 31, 2020 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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
Quota share reinsurance
NMIC is a party to three outstanding quota share reinsurance treaties – the 2016 QSR Transaction, effective September 1, 2016, the 2018 QSR Transaction, effective January 1, 2018, and the 2020 QSR Transaction, effective April 1, 2020. Under each of the QSR Transactions, NMIC cedes a proportional share of its risk on eligible policies written during a discrete period to panels of third-party reinsurance providers. Each of the third-party reinsurance providers has an insurer financial strength rating of A- or better by S&P, A.M. Best or both.
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each of the ILN Transactions. Current amounts are presented as of December 31, 2020.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2017 ILN Transaction	May 2, 2017	1/1/2013 - 12/31/2016	$211,320	$40,226	$126,793	$121,423
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	264,545	158,489	125,312	123,234
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	231,877	123,424	122,874
2020-1 ILN Transaction	July 30, 2020	7/1/2019 - 3/31/2020	322,076	250,685	169,514	169,514
2020-2 ILN Transaction	October 29, 2020	4/1/2020 - 9/30/2020 (2)	242,351	242,351	121,777	121,177
(1)    NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure, and cedes reserves for incurred claims and claims expenses to each applicable ILN Transaction and recognizes a reinsurance recoverable if such incurred claims and claims expenses exceed its current first layer retained loss.
(2)    Less than 1% of the production covered by the 2020-2 ILN Transaction has coverage reporting dates between July 1, 2019 and March 31, 2020.
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

Primary and pool IIF and NIW	As of and for the years ended
	December 31, 2020		December 31, 2019		December 31, 2018
	IIF	NIW	IIF	NIW	IIF	NIW
	(In Millions)
Monthly	$95,336	$56,651	$77,097	$41,357	$51,655	$24,122
Single	15,916	6,051	17,657	3,784	16,896	3,173
Primary	111,252	62,702	94,754	45,141	68,551	27,295

Pool	1,855	—	2,570	—	2,901	—
Total	$113,107	$62,702	$97,324	$45,141	$71,452	$27,295
For the year ended December 31, 2020, primary NIW increased 39% compared to the year ended December 31, 2019, due to growth in our monthly and single premium policy production tied to growth in the size of the total mortgage insurance market, as well as the increased penetration of existing customer accounts and new customer account activations. For the year ended December 31, 2019, primary NIW increased 65% compared to the year ended December 31, 2018, due to growth in our monthly and single premium policy production.

For the year ended December 31, 2020, monthly premium polices accounted for 90% of our NIW, compared to 92% and 88% for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2020, monthly premium policies accounted for 86% of our primary IIF, compared to 81% at December 31, 2019 and 75% at December 31, 2018.
Total IIF grew 16% at December 31, 2020 compared to December 31, 2019, which in turn grew 36% compared to December 31, 2018, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of our in-force policies. Our persistency rate decreased to 56% at December 31, 2020 from 77% at December 31, 2019 and 87% at December 31, 2018, reflecting the impact of increased refinancing activity during the year ended December 31, 2020 tied to record low interest rates.
The following table presents net premiums written and earned for the periods indicated.

Primary and pool premiums written and earned	For the year ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In Thousands)
Net premiums written	$388,644	$332,652	$256,803
Net premiums earned	397,172	345,015	251,197
For the year ended December 31, 2020, net premiums written and earned grew 17% and 15%, respectively, compared to the year ended December 31, 2019. The growth in net premiums written and earned was primarily due to the growth of our IIF and increased monthly policy production, partially offset by increased cessions under the QSR and ILN Transactions. Net premiums earned for the year ended December 31, 2020 were larger than net premiums written during the period primarily due to the cancellation of single premium policies and the accelerated recognition of associated unearned premium reserves.
For the year ended December 31, 2019, net premiums written and earned grew 30% and 37%, respectively, compared to the year ended December 31, 2018. The growth in net premiums written and earned was primarily due to the growth of our IIF and increased monthly policy production, partially offset by increased cessions under the QSR Transactions and 2018 and 2019 ILN Transactions.
Pool premiums written and earned for the years ended December 31, 2020, 2019 and 2018, were $2.5 million, $3.0 million and $3.4 million, respectively, before giving effect to the 2016 QSR Transaction, under which all of our written and earned pool premiums are ceded. A portion of our ceded pool premiums written and earned are recouped through profit commission.

Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the year ended
	December 31, 2020	December 31, 2019	December 31, 2018
	($ Values In Millions)
New insurance written	$62,702	$45,141	$27,295
Percentage of monthly premium	90%	92%	88%
Percentage of single premium	10%	8%	12%
New risk written	$15,602	$11,715	$6,909
Insurance-in-force (1)	111,252	94,754	68,551
Percentage of monthly premium	86%	81%	75%
Percentage of single premium	14%	19%	25%
Risk-in-force (1)	$28,164	$24,173	$17,091
Policies in force (count) (1)	399,429	366,039	280,825
Average loan size ($ value in thousands) (1)	$279	$259	$244
Coverage percentage (2)	25%	26%	25%
Loans in default (count) (1)	12,209	1,448	877
Default rate (1)	3.06%	0.40%	0.31%
Risk-in-force on defaulted loans (1)	$874	$84	$48
Average premium yield (3)	0.39%	0.42%	0.43%
Earnings from cancellations	$48	$22	$11
Annual persistency (4)	56%	77%	87%
Quarterly run-off (5)	12.5%	7.7%	3.1%
(1)    Reported as of the end of the period.
(2)    Calculated as end of period RIF divided by end of period IIF.
(3)     Calculated as net premiums earned divided by average primary IIF for the period.
(4) Defined as the percentage of IIF that remains on our books after a given twelve-month period.
(5) Defined as the percentage of IIF that is no longer on our books after a given three month period. Figures shown represent fourth quarter values for the respective years.

    The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	As of and for the year ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In Millions)
IIF, beginning of period	$94,754	$68,551	$48,465
NIW	62,702	45,141	27,295
Cancellations, principal repayments and other reductions	(46,204)	(18,938)	(7,209)
IIF, end of period	$111,252	$94,754	$68,551
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

The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of
	December 31, 2020		December 31, 2019		December 31, 2018
	IIF	RIF	IIF	RIF	IIF	RIF
	(In Millions)
December 31, 2020	58,232	14,510	—	—	—	—
2019	25,038	6,548	42,060	10,916	—	—
2018	9,788	2,494	19,579	4,977	26,310	6,664
2017	8,009	2,002	14,961	3,710	18,858	4,627
2016	6,756	1,732	11,944	2,995	15,400	3,795
2015 and before	3,429	878	6,210	1,575	7,983	2,005
Total	$111,252	$28,164	94,754	24,173	68,551	17,091
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

Primary NIW by FICO	For the year ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In Millions)
>= 760	$37,437	$21,931	$11,741
740-759	9,443	7,541	4,629
720-739	7,820	6,643	4,006
700-719	4,644	4,783	3,232
680-699	2,692	3,021	2,227
<=679	666	1,222	1,460
Total	$62,702	$45,141	$27,295
Weighted average FICO	761	753	747

Primary NIW by LTV	For the year ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In Millions)
95.01% and above	$3,732	$3,192	$3,226
90.01% to 95.00%	26,000	21,475	12,658
85.01% to 90.00%	22,356	15,555	8,240
85.00% and below	10,614	4,919	3,171
Total	$62,702	$45,141	$27,295
Weighted average LTV	90.9%	91.8%	92.2%

Primary NIW by purchase/refinance mix	For the year ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In Millions)
Purchase	$41,616	$37,405	$25,210
Refinance	21,086	7,736	2,085
Total	$62,702	$45,141	$27,295
The tables below present our total primary IIF and RIF by FICO and LTV and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of
	December 31, 2020		December 31, 2019		December 31, 2018
	($ Values In Millions)
>= 760	$58,368	52%	$44,793	47%	$31,870	47%
740-759	17,442	16	15,728	17	11,294	16
720-739	15,091	14	13,417	14	9,338	14
700-719	10,442	9	10,284	11	7,574	11
680-699	6,777	6	6,774	7	5,062	7
<=679	3,132	3	3,758	4	3,413	5
Total	$111,252	100%	$94,754	100%	$68,551	100%

Primary RIF by FICO	As of
	December 31, 2020		December 31, 2019		December 31, 2018
	($ Values In Millions)
>= 760	$14,634	52%	$11,388	47%	$7,955	47%
740-759	4,449	16	4,034	17	2,836	16
720-739	3,868	14	3,465	14	2,341	14
700-719	2,692	9	2,632	11	1,886	11
680-699	1,748	6	1,728	7	1,256	7
<=679	773	3	926	4	817	5
Total	$28,164	100%	$24,173	100%	$17,091	100%

Primary IIF by LTV	As of
	December 31, 2020		December 31, 2019		December 31, 2018
	($ Values In Millions)
95.01% and above	$9,129	8%	$8,640	9%	$6,774	10%
90.01% to 95.00%	49,898	45	44,668	47	31,507	46
85.01% to 90.00%	36,972	33	30,163	32	20,668	30
85.00% and below	15,253	14	11,283	12	9,602	14
Total	$111,252	100%	$94,754	100%	$68,551	100%

Primary RIF by LTV	As of
	December 31, 2020		December 31, 2019		December 31, 2018
	($ Values In Millions)
95.01% and above	$2,637	10%	$2,390	10%	$1,801	11%
90.01% to 95.00%	14,673	52	13,086	54	9,185	54
85.01% to 90.00%	9,067	32	7,376	31	4,994	29
85.00% and below	1,787	6	1,321	5	1,111	6
Total	$28,164	100%	$24,173	100%	$17,091	100%

Primary RIF by Loan Type	As of
	December 31, 2020	December 31, 2019	December 31, 2018

Fixed	99%	98%	98%
Adjustable rate mortgages:
Less than five years	—	—	—
Five years and longer	1	2	2
Total	100%	100%	100%
The table below presents selected primary portfolio statistics, by book year, as of December 31, 2020.

	As of December 31, 2020
Book year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values in Millions)
2013	$162	$12	7%	655	74	1	1	0.2%	0.3%	1.4%
2014	3,451	478	14%	14,786	2,783	128	48	4.2%	1.2%	4.6%
2015	12,422	2,939	24%	52,548	15,201	597	111	3.2%	1.3%	3.9%
2016	21,187	6,756	32%	83,626	31,635	1,417	118	2.9%	1.8%	4.5%
2017	21,582	8,009	37%	85,897	37,919	2,219	82	4.6%	2.7%	5.9%
2018	27,295	9,788	36%	104,043	44,969	2,962	57	8.4%	2.9%	6.6%
2019	45,141	25,038	55%	148,423	91,657	3,724	8	14.7%	2.5%	4.1%
2020	62,702	58,232	93%	186,174	175,191	1,161	—	9.4%	0.6%	0.7%
Total	$193,942	$111,252		676,152	399,429	12,209	425
(1)    Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.
(2)    Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.
(3)    Calculated as the number of loans in default divided by number of policies in force.

Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the periods indicated. As of December 31, 2020 our RIF continues to be modestly more concentrated in California, primarily as a result of the size of the California mortgage market relative to the rest of the country and the location and timing of our acquisition of new customers. The distribution of our primary RIF as of December 31, 2020 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state as of December 31, 2020	As of
	December 31, 2020	December 31, 2019	December 31, 2018
California	11.2%	11.8%	13.0%
Texas	8.8	8.2	8.2
Florida	7.3	5.7	5.0
Virginia	5.1	5.3	4.9
Colorado	4.1	3.4	3.5
Illinois	3.8	3.8	3.4
Maryland	3.7	3.4	3.2
Washington	3.5	3.3	2.9
Pennsylvania	3.4	3.6	3.6
Massachusetts	3.3	3.3	2.3
Total	54.2%	51.8%	50.0%

Insurance Claims and Claim Expenses
Insurance claims and claim expenses incurred represent estimated future payments on newly defaulted insured loans and any change in our claim estimates for previously existing defaults. Claims incurred are generally affected by a variety of factors, including:
•future macroeconomic factors, including national and regional unemployment rates, which affect the likelihood that borrowers may default on their loans and probability of claims, and interest rates, which tend to drive increased persistency as they rise, thereby extending the average life of our insured portfolio and increasing expected future claims and decrease persistency as they fall, thereby shortening the average life of our insured portfolio and moderating future expected claims;
•changes in housing values, as such changes affect loss mitigation opportunities (available to us and a borrower) on loans in default, as well as borrowers' behaviors and willingness to default if the values of their homes are below or perceived to be below the balance of their mortgage;
•borrowers' FICO scores, with lower FICO scores tending to have a higher probability of claims;
•borrowers' DTI ratios, with higher DTI ratios tending to have a higher probability of claims;
•LTV ratios, with higher average LTV ratios tending to increase the probability of claims;
•the percentage of coverage on insured loans, with higher percentages of insurance coverage tending to result in higher incurred claim amounts than lower percentages of insurance coverage;
•the size of loans insured, with higher loan amounts tending to result in higher incurred claim amounts than smaller loan amounts;
•other borrower, property-type and loan level risk characteristics, such as cash-out refinancings, second homes or investment properties; and
•the level and amount of reinsurance coverage maintained with third parties.
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
In response to the COVID-19 outbreak, politicians, regulators, lenders, loan servicers and others have offered extraordinary assistance to dislocated borrowers through, among other programs, the forbearance, foreclosure moratorium and other assistance programs codified under the CARES Act. The FHFA and GSEs have offered further assistance by introducing new repayment and loan modification options to assist borrowers with their transition out of forbearance programs and default status. At December 31, 2020, we established lower reserves for defaults that we consider to be connected to the COVID-19 outbreak, given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs.
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses.

	For the year ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In Thousands)
Beginning balance	$23,752	$12,811	$8,761
Less reinsurance recoverables (1)	(4,939)	(3,001)	(1,902)
Beginning balance, net of reinsurance recoverables	18,813	9,810	6,859

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	66,943	14,737	7,860
Prior years (3)	(7,696)	(2,230)	(2,408)
Total claims and claim expenses incurred	59,247	12,507	5,452

Less claims paid:
Claims and claim expenses paid:
Current year (2)	586	204	130
Prior years (3)	4,515	3,849	2,371
Reinsurance terminations (4)	—	(549)	—
Total claims and claim expenses paid	5,101	3,504	2,501

Reserve at end of period, net of reinsurance recoverables	72,959	18,813	9,810
Add reinsurance recoverables (1)	17,608	4,939	3,001
Ending balance	$90,567	$23,752	$12,811
(1)    Related to ceded losses recoverable under the QSR Transactions. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reinsurance," for additional information.
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
The "claims incurred" section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. The amount of claims incurred for current year defaults represents the estimated amount of claims and claim expenses to be ultimately be paid on such loans. The decreases during the periods presented in reserves held for prior year defaults represent favorable development and are generally the result of the curing of previously reported defaults. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $8.3 million related to prior year defaults remained as of December 31, 2020.

The following table provides a reconciliation of the beginning and ending count of loans in default.

	For the year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Beginning default inventory	1,448	877	928
Plus: new defaults	19,459	2,429	1,559
Less: cures	(8,548)	(1,702)	(1,521)
Less: claims paid	(143)	(152)	(89)
Less: claims denied	(7)	(4)	—
Ending default inventory	12,209	1,448	877
The increase in the ending default inventory at December 31, 2020 compared to December 31, 2019, is primarily attributable to the COVID-19 outbreak as borrowers have faced increasing challenges and chosen to access the forbearance program for federally backed loans codified under the CARES Act and other similar assistance programs made available by private lenders. At December 31, 2020, 10,803 of our 12,209 ending default inventory were in a COVID-related forbearance program.
The increase in the ending default inventory at December 31, 2019 compared to December 31, 2018, primarily relates to an increase in new defaults tied to the growth in the number of policies in force and the aging of our earlier book years. The increase in new defaults was partially offset by cure activity on our beginning default population. The ratio of cures to new defaults decreased during the year ended December 31, 2019 compared to the year ended December 31, 2018 due to the elevated level of defaults on insured loans in areas declared by FEMA to be individual disaster zones following Hurricanes Harvey and Irma, and the California wildfires in 2017, and the subsequent curing of the majority of such defaults in 2018. While we insure mortgages for homes in areas that are impacted by natural disasters, we do not provide coverage for property or casualty claims related to physical damage of a home underpinning an insured mortgage. As such, the cure rate on defaults that emerge following natural disasters tends to be meaningfully higher than the cure rate on similarly situated defaulted loans in unaffected areas.
The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions and ILN Transactions, for the periods indicated.

	For the year ended
	December 31, 2020	December 31, 2019	December 31, 2018
	($ Values In Thousands)
Number of claims paid (1)	143	152	89
Total amount paid for claims	$6,434	$5,030	$3,164
Average amount paid per claim	$45	$33	$36
Severity(2)	80%	74%	72%
(1)    Count includes nine, 19 and eight claims settled without payment for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)    Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.
The number of claims paid for the year ended December 31, 2020 decreased compared to the year ended December 31, 2019 despite the growth and seasoning of our insured portfolio, and significant increase in our default population, primarily as a result of the forbearance program and foreclosure moratorium implemented by the GSEs in response to the COVID outbreak and codified under the CARES Act. Such forbearance and foreclosure programs have extended, and may ultimately interrupt, the timeline over which loans would otherwise progress through the default cycle to a paid claim.

Our claims severity for the year ended December 31, 2020 was 80% compared to 74% and 72% for the years ended December 31, 2019 and 2018, respectively. The increase in claims severity for the year ended December 31, 2020 relates to an increase in the portion of claims settled using the percent option instead of through third-party sales during the first half of the year as third-party marketing and sales activity was broadly constrained in the period immediately following the outbreak of the COVID-19 pandemic. Claims severity moderated in the second half of the year, benefiting from the resiliency of the housing market and broad national house price appreciation. An increase in the value of the homes collateralizing the mortgages we insure provides additional equity support to our risk exposure and raises the prospect of a third-party sale of a foreclosed property, which can mitigate the severity of our settled claims.
The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated.

Average reserve per default:	As of
	December 31, 2020	December 31, 2019	December 31, 2018
	(In Thousands)
Case (1)	$6.8	$15.0	$13.5
IBNR (1)(2)	0.6	1.4	1.1
Total	$7.4	$16.4	$14.6
(1)    Defined as the gross reserve per insured loan in default.
(2)    Amount includes claims adjustment expenses.
The average reserve per default at December 31, 2020 decreased from December 31, 2019, primarily due to new COVID-19 related defaults. At December 31, 2020, we established lower reserves that we consider to be connected to the COVID-19 outbreak given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs. While we established lower reserves per defaulted loan at December 31, 2020, our total reserve position and claims and claims expenses increased substantially as of and during the year ended December 31, 2020 due to the increase in the size of our default population.
The average reserve per default at December 31, 2019 increased from December 31, 2018, primarily due to the aging of our default population and to a lesser extent cure activity on defaults outstanding at December 31, 2018 for loans in areas impacted by natural disasters, which carried lower average reserves per defaulted loan.

Seasonality
Historically, our business has been subject to modest seasonality in both NIW production and default experience. Consistent with the seasonality of home sales, purchase origination volumes typically increase in late spring and peak during the summer months, leading to a rise in NIW volume during the second and third quarters of a given year.
The COVID pandemic interrupted this typical seasonal pattern. The COVID outbreak and resulting shelter-in-place directives spurred record purchase origination activity and mortgage insurance industry volume during the year ended December 31, 2020. Our purchase origination NIW increased consistently through the year and peaked in the fourth quarter, and our refinancing origination volume grew similarly through the year as mortgage rates declined precipitously in connection with COVID-related fiscal and monetary stimulus policies. Refinancing volume does not follow a set seasonal trend and is instead primarily influenced by available note rates. As rates declined consistently through the year, our refinancing origination volume accelerated.
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

	As of
	December 31, 2020	December 31, 2019	December 31, 2018
	($ values in thousands)
Available assets	$1,750,668	$1,016,387	$733,762
Risk-based required asset amount	984,372	773,474	511,268
Available assets were $1.8 billion at December 31, 2020, compared to $1.0 billion at December 31, 2019 and $734 million at December 31, 2018. In June 2020, NMIH completed the sale of 15.9 million shares of common stock raising net proceeds of approximately $220 million and the sale of the $400 million aggregate principal amount of senior secured notes. NMIH contributed approximately $445 million of capital to NMIC following completion of the Notes and equity offerings. The $734 million increase in NMIC's available assets in 2020 was driven by the NMIH capital contribution and NMIC's positive cash flow from operations during the year.
The $283 million increase in NMIC's available assets in 2019, was primarily driven by NMIC's positive cash flow from operations during the year, with additional benefit realized on the adoption of revised PMIERs guidance effective March 31, 2019, which among other changes, allowed for the inclusion of premium receivables in available assets.

The increase in the risk-based required asset amount between the dates presented was primarily due to the growth of our gross RIF, partially offset by the increased cession of risk under our third-party reinsurance agreements. The risk-based required asset amount further increased in 2020 as a result of the growth in our our default population related to the onset of the COVID-19 pandemic. See "- COVID-19 Developments," above.

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
The private MI industry overall competes more broadly with government MIs who significantly increased their share in the MI market following the 2008 Financial Crisis. Although there has been broad policy consensus toward the need for increasing private capital participation and decreasing government exposure to credit risk in the U.S. housing finance system, it remains difficult to predict whether the combined market share of government MIs will recede to pre-2008 levels. A range of factors influence a lender's and borrower's decision to choose private over government MI, including among others, premium rates and other charges, loan eligibility requirements, the cancelability of private coverage, loan size limits and the relative ease of use of private MI products compared to government MI alternatives.
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
Information Technology

Effective March 31, 2020, we entered into an IT services agreement with TCS. Under the agreement, TCS is providing IT services over a seven-year period across such functions as application development and support, infrastructure support, (service desk, end user computing and engineering services), and information security. We expect the engagement with TCS will further our ability to provide innovative IT solutions for our internal and external constituents, while realizing cost efficiencies by leveraging TCS's global platform. In connection with the agreement, a majority of our IT employees transitioned to TCS. We have the ability to terminate the agreement at any time with 120 days' prior notice, subject to the payment of a termination fee and other obligations as specified in the agreement.
LIBOR Transition
In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021, which is expected to render these widely used reference rates unavailable or unreliable. We have exposure to LIBOR-based financial instruments, such as LIBOR-based securities held in our investment portfolio, and our 2020 Revolving Credit Facility and ILN Transactions require LIBOR-based payments. We are in the process of reviewing our LIBOR-based contracts that extend beyond 2021 and transitioning to a set of alternative reference rates. We will continue to monitor, assess and plan for the phase out of LIBOR; however, we cannot currently estimate the impact such transition will have on our operations or financial results.

Consolidated Results of Operations

Consolidated statements of operations	For the year ended December 31,
	2020	2019	2018
Revenues	($ in thousands, except for per share data)
Net premiums earned	$397,172	$345,015	$251,197
Net investment income	31,897	30,856	23,538
Net realized investment gains	930	45	57
Other revenues	3,284	2,855	233
Total revenues	433,283	378,771	275,025
Expenses
Insurance claims and claim expenses	59,247	12,507	5,452
Underwriting and operating expenses	131,610	126,621	116,966
Service expenses	2,840	2,248	270
Interest expense	24,387	12,085	14,979
(Gain) loss from change in fair value of warrant liability	(2,907)	8,657	1,397
Total expenses	215,177	162,118	139,064

Income before income taxes	218,106	216,653	135,961
Income tax expense	46,540	44,696	28,034
Net income	$171,566	$171,957	$107,927

Earnings per share - Basic	$2.20	$2.54	$1.66
Earnings per share - Diluted	$2.13	$2.47	$1.60

Loss ratio (1)	14.9%	3.6%	2.2%
Expense ratio (2)	33.1%	36.7%	46.6%
Combined ratio (3)	48.1%	40.3%	48.8%

Non-GAAP financial measures (4)	2020	2019	2018
Adjusted income before tax	$221,506	$227,618	$142,195
Adjusted net income	173,642	182,437	113,256
Adjusted diluted EPS	2.19	2.62	1.67
(1)    Loss ratio is calculated by dividing the insurance claims and claim expenses by net premiums earned.
(2)    Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.
(3)    Combined ratio may not foot due to rounding.
(4)    See "Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures," below.
Revenues
Net premiums earned were $397.2 million, $345.0 million and $251.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The sequential increase in net premiums earned during each successive year was primarily driven by the growth of our IIF, a rise in monthly policy production and higher single premium policy cancellations, partially offset by increased cessions under the relevant QSR and ILN Transactions.
Net investment income was $31.9 million, $30.9 million and $23.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The increase in net investment income during the year ended December 31, 2020 was driven by an increase in the size of our total investment portfolio, partially offset by a decline in book yield tied to the prevailing interest rate and credit spread environment. The increase in net investment income for the year ended December 31, 2019 was driven by growth in the size of our investment portfolio and an improvement in book yield during the period.

Other revenues were $3.3 million, $2.9 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Other revenues represent underwriting fee revenue generated by our subsidiary, NMIS, which provides outsourced loan review services to mortgage loan originators. The sequential growth in other revenues in 2019 and 2020 relates to increases in NMIS' outsourced loan review volume. Amounts recognized in other revenues generally correspond with amounts incurred as service expenses for outsourced loan review activities in the same periods.
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
Insurance claims and claim expenses were $59.2 million, $12.5 million and $5.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Insurance claims and claim expenses increased $46.7 million during the year ended December 31, 2020, primarily due to the outbreak of the COVID pandemic and resulting increase in our default population, partially offset by the release of certain prior period reserves upon the cure of their related defaults. Insurance claims and claim expenses increased $7.1 million during the year ended December 31, 2019, primarily due to an increase in our default population tied to the growth in the number of policies in force and aging of our earlier book years.
Underwriting and operating expenses were $131.6 million, $126.6 million and $117.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. The increase for the year ended December 31, 2020 primarily relates to the recognition of previously deferred policy acquisition costs (DAC) taken in connection with in-force portfolio run-off and an increase in issuance expenses incurred in connection with capital market reinsurance transaction activity, partially offset by reductions in travel and entertainment, and office administration expenses as a result of the COVID-19 outbreak. The increase for the year ended December 31, 2019 was primarily driven by increases in certain employee compensation and technology costs to support the growth of our business, and an increase in variable expenses, such as premium taxes, tied to the growth in our NIW and IIF, partially offset by increased ceding commissions under the 2016 and 2018 QSR Transactions. Issuance costs incurred in connection with our ILN Transactions are included in underwriting and operating expenses and were $4.6 million, $2.4 million and $2.7 million in 2020, 2019 and 2018, respectively.
Service expenses were $2.8 million, $2.2 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Service expenses represent third-party costs incurred by NMIS in connection with the services it provides. The sequential growth in service expenses in 2019 and 2020 relates to increases in NMIS' outsourced loan review volume. Amounts incurred as service expenses generally correspond with amounts recognized in other revenues in the same periods.
Interest expense was $24.4 million, $12.1 million and $15.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. Interest expense increased for the year ended December 31, 2020 in connection with the $400 million Notes issuance and retirement of the $150 million 2018 Term Loan completed in June 2020. Interest expense for the year ended December 31, 2020 includes $2.6 million of costs related to the extinguishment of the 2018 Term Loan. Interest expense for the year ended December 31, 2019 benefited from a lower interest rate environment on borrowings under the 2018 Term Loan. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 5, Debt."
Income tax expense was $46.5 million, $44.7 million and $28.0 million for the years ended December 31, 2020, 2019 and 2018. Income tax expense increased sequentially in each period shown primarily due to the growth in our pre-tax income. As a U.S. taxpayer, we were subject to a U.S. federal corporate income tax rate of 21%. Our effective income tax rate on our pre-tax income was 21.3% for the year ended December 31, 2020 and 20.6% for each of the years ended December 31, 2019 and 2018. The increase in our effective tax rate for the year ended December 31, 2020 compared to the years ended December 31, 2019 and 2018 was primarily driven by the decrease in tax benefits from excess share-based compensation for vested restricted stock units (RSUs) and exercised stock options. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11, Income Taxes."

Net Income
Net income was $171.6 million, $172.0 million and $107.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Adjusted net income was $173.6 million, $182.4 million and $113.3 million, for the same periods, respectively. Net income and adjusted net income in 2020 benefited from an increase in total revenues, which was largely offset by an increase in insurance claims and claim expenses due to significant COVID-related default experience, and further offset by an increase in effective tax rate and income tax expense. Net income and adjusted net income grew in 2019 due to an increase in total revenue, partially offset by an increase in total expenses.
Diluted earnings per share (EPS) was $2.13, $2.47 and $1.60 for the years ended December 31, 2020, 2019 and 2018, respectively. Adjusted diluted EPS was $2.19, $2.62 and $1.67 for the same periods, respectively. Diluted and adjusted EPS decreased in 2020, primarily due to an increase in weighted average diluted shares outstanding in connection with the issuance of 15.9 million shares of common stock in June 2020, as well as a decrease in net income and adjusted net income during the year. Diluted and adjusted diluted EPS growth in 2019 was driven by growth in net income and adjusted net income, respectively, partially offset by an increase in weighted average diluted shares outstanding
The non-GAAP financial measures adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the year ended December 31,
	2020	2019	2018
As reported
Income before income tax	$218,106	$216,653	$135,961
Income tax expense	46,540	44,696	28,034
Net income	$171,566	$171,957	$107,927

Adjustments
Net realized investment gains	(930)	(45)	(57)
(Gain) loss from change in fair value warrant liability	(2,907)	8,657	1,397
Capital market transaction costs	7,237	2,353	4,894
Adjusted income before tax	221,506	227,618	142,195

Income tax expense on adjustments	1,324	485	905
Adjusted net income	$173,642	$182,437	$113,256

Weighted average diluted shares outstanding	79,263	69,721	67,652
Adjusted diluted effect of non-vested shares	—	—	—
Adjusted weighted average diluted shares outstanding	79,263	69,721	67,652
Adjusted diluted EPS	$2.19	$2.62	$1.67
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

Consolidated balance sheets	December 31, 2020	December 31, 2019
	(In Thousands)
Total investment portfolio	$1,804,286	$1,140,940
Cash and cash equivalents	126,937	41,089
Premiums receivable	49,779	46,085
Deferred policy acquisition costs, net	62,225	59,972
Software and equipment, net	29,665	26,096
Prepaid reinsurance premiums	6,190	15,488
Reinsurance recoverable (1)	17,608	4,939
Other assets (1)	69,976	30,209
Total assets	$2,166,666	$1,364,818
Debt	$393,301	$145,764
Unearned premiums	118,817	136,642
Accounts payable and accrued expenses	61,716	39,904
Reserve for insurance claims and claim expenses	90,567	23,752
Reinsurance funds withheld	8,653	14,310
Warrant liability	4,409	7,641
Deferred tax liability, net	112,586	56,360
Other liabilities	7,026	10,025
Total liabilities	797,075	434,398
Total shareholders' equity	1,369,591	930,420
Total liabilities and shareholders' equity	$2,166,666	$1,364,818
(1)    Reinsurance recoverable has been reclassified from "Other assets" in prior periods.
As of December 31, 2020, we had $1.9 billion in cash and investments, compared to $1.2 billion as of December 31, 2019. Cash and cash equivalents held by NMIH were $72.0 million at December 31, 2020. The increase in cash and investments related to net proceeds raised of approximately $220 million from the issuance of common stock and approximately $245 million from the issuance of the Notes, both of which were completed in June 2020, as well as cash generated from operations.
Net deferred policy acquisition costs (DAC) were $62.2 million as of December 31, 2020, compared to $60.0 million as of December 31, 2019. The increase was primarily driven by growth in the number of policies written during the year ended December 31, 2020 and the deferral of certain costs associated with the origination of those policies, partially offset by the amortization of previously deferred acquisition costs.
Prepaid reinsurance premiums were $6.2 million as of December 31, 2020, compared to $15.5 million as of December 31, 2019. Prepaid reinsurance premiums, which represent the unearned premiums on single premium policies ceded under the 2016 QSR Transaction, decreased due to the continued amortization of previously ceded unearned premiums.
Reinsurance recoverable was $17.6 million as of December 31, 2020, compared to $4.9 million as of December 31, 2019. The increase in reinsurance recoverable was primarily driven by an increase in ceded losses recoverable associated with our QSR transactions due to an increase in defaults and related reserves for insurance claims and claims expense resulting from the COVID-19 pandemic.
Other assets were $70.0 million as of December 31, 2020, compared to $30.2 million as of December 31, 2019. The increase was primarily driven by the purchase of additional tax and loss bonds during the year ended December 31, 2020. At December 31, 2020, we held $46.4 million of tax and loss bonds, compared to $7.6 million as of December 31, 2019. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11, Income Taxes."
Debt was $393.3 million as of December 31, 2020, compared to $145.8 million as of December 31, 2019. Debt at December 31, 2019, represented the carrying value of the $150 million 2018 Term Loan, which was repaid in full during the second quarter of 2020. Debt at December 31, 2020, represented the carrying value of the Notes issued in June 2020.

Unearned premiums were $118.8 million as of December 31, 2020, compared to $136.6 million as of December 31, 2019. The decrease was primarily due to the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies and the cancellation of other single premium policies, partially offset by single premium policy originations during the year ended December 31, 2020.
Accounts payable and accrued expenses were $61.7 million as of December 31, 2020, compared to $39.9 million as of December 31, 2019. The increase primarily relates to an increase in reinsurance premiums payable, accrued interest due and payable semi-annually on the Notes, and unsettled payments due on the purchase of certain securities.
Reserve for insurance claims and claim expenses was $90.6 million as of December 31, 2020, compared to $23.8 million as of December 31, 2019. The increase was primarily due to an increase in defaults, driven by new defaults on insured loans impacted by the COVID-19 outbreak, and an increase in the overall number of policies in our portfolio and aging of earlier book years. This was partially offset by the release of prior year reserves primarily tied to default cures. See "Insurance Claims and Claim Expenses" above for further details.
Reinsurance funds withheld, which represents our ceded reinsurance premiums written, less our profit and ceding commission receivables related to the 2016 QSR Transaction, was $8.7 million as of December 31, 2020, compared to $14.3 million at December 31, 2019. The decrease relates to the continued decline in ceded premiums written on single premium policies, due to the end of the reinsurance coverage period for new business under the 2016 QSR Transaction at December 31, 2017. See, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reinsurance."
Warrant liability was $4.4 million at December 31, 2020, compared to $7.6 million at December 31, 2019. The decrease was primarily due to a decline in our stock price between the respective measurement dates. For further information regarding the valuation of our warrant liability and its impact on our results of operations and financial position, see Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 4, Fair Value of Financial Instruments."
Net deferred tax liability was $112.6 million at December 31, 2020, compared to $56.4 million at December 31, 2019. The increase was primarily due to an increase in the claimed deductibility of our statutory contingency reserve and the change in unrealized gains recorded in other comprehensive income. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11, Income Taxes."
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the years ended December 31,
	2020	2019	2018
Net cash provided by (used in):	(In Thousands)
Operating activities	$252,598	$208,150	$145,861
Investing activities	(629,554)	(194,355)	(220,650)
Financing activities	462,804	2,000	80,887
Net increase in cash and cash equivalents	$85,848	$15,795	$6,098
Net cash provided by operating activities was $252.6 million for the year ended December 31, 2020, compared to $208.2 million for the year ended December 31, 2019 and $145.9 million for the year ended December 31, 2018. The increase in cash generated by operating activities in each successive year was primarily driven by growth in premiums written, partially offset by an increase in claims paid and an increase in the purchase of tax and loss bonds during respective periods.
Cash used in investing activities for the years presented reflects the purchase of fixed and short-term maturities with cash provided by operating activities and, as available, financing activities, and the reinvestment of coupon payments, maturities and sale proceeds within our investment portfolio. Cash used in investing activities as of December 31, 2020, reflects, in part, the investment of net cash proceeds from the common stock and Notes offerings we completed in June 2020. Cash used in investing activities for the year ended December 31, 2018 reflects, in part, the investment of net cash proceeds raised in the common stock offering we completed in March 2018.
Cash provided by financing activities was $462.8 million for the year ended December 31, 2020, compared to $2.0 million for the year ended December 31, 2019 and $80.9 million for the year ended December 31, 2018. Cash provided by financing activities for the year ended December 31, 2020 primarily reflects $219.7 million of net cash proceeds raised in the common stock offering and $244.4 million of net cash proceeds raised in the Notes offering we completed in June 2020. Cash provided by financing activities for the year ended December 31, 2019 primarily relates to proceeds from the issuance of common stock generated in connection with the exercise of employee stock options. Cash provided by financing activities for the year ended December 31, 2018 primarily reflects $79.2 million of net cash proceeds raised in the common stock offering we completed in March 2018.
Liquidity and Capital Resources
NMIH serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. NMIH's principal liquidity demands include funds for (i) payment of certain corporate expenses; (ii) payment of certain reimbursable expenses of its insurance subsidiaries; (iii) payment of the interest related to the Notes and 2020 Revolving Credit Facility; (iv) tax payments to the Internal Revenue Service; (v) capital support for its subsidiaries; and (vi) payment of dividends, if any, on its common stock. NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware law provides that dividends are only payable out of a corporation's surplus or recent net profits (subject to certain limitations).
As of December 31, 2020, NMIH had $72.0 million of cash and investments. NMIH's principal source of net cash is investment income. NMIH also has access to $110 million of undrawn revolving credit capacity under the 2020 Revolving Credit Facility. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 5, Debt". Re One also has the capacity, under Wisconsin law, to pay $1.6 million of aggregate ordinary dividends to NMIH during the twelve-month period ending December 31, 2021. In the future, NMIH may benefit from ordinary course dividend capacity available from NMIC as well.
In June 2020, NMIH completed the sale of (i) 15.9 million shares of common stock, including the exercise of a 15% overallotment option, raising proceeds of approximately $220 million, net of underwriting discounts, commissions and other direct offering expenses, and (ii) $400 million aggregate principal amount of senior secured notes, raising net proceeds of $244 million after giving effect to offering expenses and the repayment of the principal amount outstanding under our $150 million 2018 Term Loan. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 15, Common Stock" and "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 5, Debt ." Following completion of the deals, NMIH contributed approximately $445 million of the net proceeds raised in the common stock and Notes offerings as capital to NMIC.
NMIH has entered into tax and expense-sharing agreements with its subsidiaries which have been approved by the Wisconsin OCI, with such approvals subject to change or revocation at any time. Among such agreements, the Wisconsin OCI has approved the allocation of interest expense on the Notes and 2020 Revolving Credit Facility to NMIC to the extent proceeds from such offering and facility are distributed to NMIC or used to repay, redeem or otherwise defease amounts raised by NMIC under prior credit arrangements that have previously been distributed to NMIC.
The Notes mature on June 19, 2025 and bear interest at a rate of 7.375%, payable semi-annually on June 1 and December 1. The 2020 Revolving Credit Facility matures on February 22, 2023 and accrues interest at a variable rate equal to, at our discretion, (i) a base rate (as defined in the Credit Agreement, subject to a floor of 1.00% per annum) plus a margin of 0.375% to 1.875% per annum or (ii) the Eurodollar Rate (subject to a floor of 0.00% per annum) plus a margin of 1.375% to 2.875% per annum, in each case based on the applicable corporate credit rating at the time. Borrowings under the 2020 Revolving Credit Facility may be used for general corporate purposes, including to support the growth of our new business production and operations.
Under the 2020 Revolving Credit Facility, NMIH is required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of December 31, 2020, the applicable commitment fee was 0.35%.
We are subject to certain covenants under the Notes and 2020 Revolving Credit Facility. Under the 2020 Revolving Credit Facility (and as defined in the Credit Agreement), NMIH may not permit (i) our debt to total capitalization ratio to exceed 35% as of the last day of any fiscal quarter, (ii) the aggregate amount of our unrestricted cash and cash equivalents to be less than $10 million at any time when NMIH does not have an investment-grade credit rating from both S&P and Moody's, (iii) the statutory capital of NMIC to be less than $414,424,624 as of the last day of any fiscal quarter, or (iv) our consolidated net worth to be, as of the last day of any fiscal quarter, less than the sum of (A) $461,607,905, plus (B) 50% of our cumulative consolidated net income for each fiscal quarter for which such consolidated net income is positive, plus (C) 50% of any increase in our consolidated net worth after March 31, 2018 resulting from certain issuances of equity by or capital contributions to NMIH or our subsidiaries. In addition, NMIC must remain at all times in compliance with all applicable "financial requirements" imposed pursuant to the PMIERs, subject to any allowed transition period or forbearance thereunder. The Credit Agreement also prohibits, restricts or limits, among other things, NMIH's and its subsidiaries' ability to (i) incur additional indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate and (vii) enter into transactions with affiliates, in each case subject to certain limitations, exceptions and qualifications as set forth in the Credit Agreement. We were in compliance with all covenants as of December 31, 2020.
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under Wisconsin law, NMIC and Re One may pay dividends up to specified levels (i.e., "ordinary" dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts, or "extraordinary" dividends, are subject to the Wisconsin OCI's prior approval. Under Wisconsin insurance laws, an extraordinary dividend is defined as any payment or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the twelve-month period ending the preceding December 31. Re One has the capacity to pay $1.6 million of aggregate ordinary dividends to NMIH during the twelve-month period ending December 31, 2021. NMIC reported a statutory net loss for the year ended December 31, 2020 and does not have the capacity to pay dividends to NMIH during the twelve-month period ended December 31, 2021 without prior approval from the Wisconsin OCI. Since inception, neither NMIC nor Re One have paid any dividends to NMIH.
As an approved insurer under PMIERs, NMIC would generally be subject to prior GSE approval of its ability to pay dividends to NMIH if it failed to meet the financial requirements prescribed by PMIERs. In response to the COVID pandemic, the GSEs issued temporary PMIERs guidance, effective for the period from June 30, 2020 to June 30, 2021, that requires approved insurers to secure approval from the GSEs, even if the approved insurer otherwise satisfies the financial requirements prescribed by PMIERs, prior to taking any of the following actions: (i) pay dividends, make payments of principal or increase payments of interest beyond those commitments made prior to the guidance effective date associated with surplus notes issued by the approved insurer, make any other payments, unless related to expenses incurred in the normal course of business or to commitments made prior to the guidance effective date, or pledge or transfer asset(s) to any affiliate or investor, or (ii) enter into any new arrangements or alter any existing arrangements under tax sharing and intercompany expense-sharing agreements other than renewals and extensions of agreements in effect prior to the guidance effective date.
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
As an approved mortgage insurer and Wisconsin-domiciled carrier, NMIC is required to satisfy financial and/or capitalization requirements stipulated by each of the GSEs and the Wisconsin OCI. The financial requirements stipulated by the GSEs are outlined in the PMIERs. Under the PMIERs, NMIC must maintain available assets that are equal to or exceed a minimum risk-based required asset amount, subject to a minimum floor of $400 million. At December 31, 2020, NMIC reported $1,751 million available assets against $984 million risk-based required assets for a $766 million "excess" funding position.
The risk-based required asset amount under PMIERs is determined at an individual policy-level based on the risk characteristics of each insured loan. Loans with higher risk factors, such as higher LTVs or lower borrower FICO scores, are assessed a higher charge. Non-performing loans that have missed two or more payments are generally assessed a significantly higher charge than performing loans, regardless of the underlying borrower or loan risk profile; however, special consideration is given under PMIERs to loans that are delinquent on homes located in an area declared by FEMA to be a Major Disaster zone. In June 2020, the GSEs issued guidance (subsequently amended and restated in September 2020) on the risk-based treatment of loans affected by the COVID-19 crisis. Under the guidance, non-performing loans that are subject to a forbearance program granted in response to a financial hardship related to COVID-19 will benefit from a permanent 70% risk-based required asset haircut for the duration of the forbearance period and subsequent repayment plan or trial modification period.
NMIC's PMIERs minimum risk-based required asset amount is also adjusted for its reinsurance transactions (as approved by the GSEs). Under NMIC's quota share reinsurance treaties, it receives credit for the PMIERs risk-based required asset amount on ceded RIF. As its gross PMIERs risk-based required asset amount on ceded RIF increases, the PMIERS credit for ceded RIF automatically increases as well (in an unlimited amount). Under NMIC's ILN transactions, it generally receives credit for the PMIERs risk-based required asset amount on ceded RIF to the extent such requirement is within the subordinated coverage (excess of loss detachment threshold) afforded by the transaction.
NMIC is also subject to state regulatory minimum capital requirements based on its RIF. Formulations of this minimum capital vary by state, however, the most common measure allows for a maximum ratio of RIF to statutory capital (commonly referred to as RTC) of 25:1. The RTC calculation does not assess a different charge or impose a different threshold RTC limit based on the underlying risk characteristics of the insured portfolio. Non-performing loans are treated the same as performing loans under the RTC framework. As such, the PMIERs generally imposes a stricter financial requirement than the state RTC standard.
As of December 31, 2020, NMIC's performing primary RIF, net of reinsurance, was approximately $19.4 billion. NMIC ceded 100% of its pool RIF pursuant to the 2016 QSR Transaction. Based on NMIC's total statutory capital of $1.6 billion (including contingency reserves) as of December 31, 2020, NMIC's RTC ratio was 12.0:1. Re One had total statutory capital of $37 million as of December 31, 2020 and a RTC ratio of 1.4:1.
NMIC's principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At December 31, 2020, NMIC had $1.8 billion of cash and investments, including $104 million of cash and equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended December 31, 2020, NMIC generated $250 million of cash flow from operations and received an additional $406 million of cash flow on the maturity, sale and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC's principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC's only use of cash that develops along an unscheduled path is claims payments. Given the breadth and duration of forbearance programs available to borrowers, separate foreclosure moratoriums that have been enacted at a local, state and federal level, and the general duration of the default to foreclosure to claim cycle, we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.
Debt and Financial Strength Ratings

NMIC's financial strength is rated "Baa2" by Moody's and "BBB" by S&P. In June 2020, Moody's affirmed its financial strength rating of NMIC and its "Ba2" rating of NMIH's 2020 Revolving Credit Facility, and assigned a "Ba2" rating to the Notes. Moody's ratings outlook is stable. In March 2020, S&P updated its outlook from stable to negative for the mortgage insurance sector, including its financial strength rating of NMIC's and its “BB” rating of NMIH's long-term counter-party credit profile. In June 3, 2020, S&P assigned a "BB" rating to NMIH's senior secured Notes.
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
Our investment portfolio is comprised entirely of fixed maturity instruments. As of December 31, 2020, the fair value of our investment portfolio was $1.8 billion and we held an additional $126.9 million of cash and equivalents. Pre-tax book yield on the investment portfolio for the year ended December 31, 2020 was 2.2%. Book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. The yield on our investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our holdings and other factors.

The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	December 31, 2020	December 31, 2019
Corporate debt securities	63%	58%
Municipal debt securities	22	16
Asset-backed securities	7	15
Cash, cash equivalents, and short-term investments	6	7
U.S. treasury securities and obligations of U.S. government agencies	2	4
Total	100%	100%

Investment portfolio ratings at fair value (1)	December 31, 2020	December 31, 2019
AAA	12%	20%
AA (2)	27	19
A (2)	43	47
BBB (2)	18	14
Total	100%	100%
(1)    Excluding certain operating cash accounts.
(2)    Includes +/– ratings.

All of our investments are rated by one or more nationally recognized statistical rating organizations. If three or more ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Investment Securities - Allowance for credit losses
As of December 31, 2020, we did not recognize an allowance for credit loss for any security in our investment portfolio and we did not record any provision for credit loss for investment securities during the year ended December 31, 2020.
During the year ended December 31, 2019, we recognized a $0.4 million loss in earnings related to an other-than-temporarily impaired (OTTI) holding. We did not recognize any OTTI loss during the year ended December 31, 2018.

Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries.
Our effective income tax rate on pre-tax income was 21.3% for the year ended December 31, 2020 and 20.6% for each of the years ended December 31, 2019 and 2018. Our effective income tax rate may vary from the statutory tax rate in a given period due to the inclusions and exclusions of income and deductions for tax purposes. Inclusions of tax deductions may include tax benefits from excess share based compensation for vested RSUs and exercised stock options; and exclusions from income may include the fair value fluctuation of our warrant liability.
At December 31, 2020, we had federal net operating loss carryforwards of $2.1 million, which expire in varying amounts in 2030 and 2031, and state net operating loss carryforwards of $111.6 million, which expire in varying amounts from 2031 to 2041. Our ability to utilize our remaining federal net operating loss carryforwards is restricted by Section 382 of the Internal Revenue Code (IRC), which imposes annual limitations if there is an "ownership change." As a result of the acquisition of our insurance subsidiaries in 2012, $7.3 million of federal NOLs were subject to annual limitations of $0.8 million through 2016, and $0.3 million thereafter. Our remaining federal net operating loss carryforwards balance is a result of this limitation.
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under Section 832(e) of the IRC, and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction. As of December 31, 2020, we held $46.4 million of tax and loss bonds, which are reported as prepaid federal income tax and grouped in "Other assets" in our consolidated balance sheet.
We record a valuation allowance against the state net operating losses generated by NMIH as NMIH operates at a loss, and we do not expect to utilize such net deferred tax assets in the future. We continue to evaluate the realizability of our state net deferred tax asset position, and our examination of results through December 31, 2020 and review of future expectations support the continued application of a valuation allowance against such state net deferred tax assets.
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
Insurance Premium Revenue Recognition
Premiums for primary mortgage insurance policies may be paid in a single, monthly or annual premium, with such election and payment type fixed at policy inception. Premiums written at origination for single premium policies are initially deferred as unearned premiums and amortized into earnings over the estimated policy life in accordance with the anticipated expiration of risk. Monthly premiums are recognized as revenue in the month billed and when coverage is effective. Annual premiums are initially deferred and earned on a straight-line basis over the year of coverage. Upon cancellation of a policy, all remaining non-refundable deferred and unearned premium is immediately earned, and any refundable deferred premium is returned to the policyholder and recorded as a reduction to written premium and unearned premium reserve in the period paid.
Premiums written on pool transactions are earned over the period that coverage is provided.
Reserve for Insurance Claims and Claim Expenses
We establish reserves for claims based on our best estimate of the ultimate claim costs for defaulted loans using the general principles contained in ASC 944, Financial Services - Insurance (ASC 944). We consider a loan to be in "default" as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. Claim expense reserves are either allocated (i.e., associated with a specific claim) or unallocated (i.e., not associated with a specific claim).
The establishment of claims and claim expense reserves is subject to inherent uncertainty and requires significant judgment by management. Reserves are established by estimating the number of loans in default that will result in a claim payment, which is referred to as claim frequency, and the amount of claim payment expected to be paid on each such loan in default, which is referred to as claim severity. Claim frequency and severity estimates are established based on historical observed experience regarding certain loan factors, such as age of the default, size of the loan and LTV ratios, and are strongly influenced by assumptions about the path of certain economic factors, such as house price appreciation, trends in unemployment and mortgage rates. We consider the appropriateness of such inputs at each fiscal quarter and conduct an actuarial review annually to evaluate and, if necessary, update these assumptions.
At December 31, 2020, we established lower reserves for defaults that we consider to be connected to the COVID-19 outbreak given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs. It is possible that a relatively small change in our estimates for claim frequency or claim severity could have a material impact on our reserve position and our consolidated results of operations, even in a stable macroeconomic environment. At December 31, 2020, assuming all other estimates remain constant, a $1,000 increase/decrease in our average claim severity factor would cause approximately a +/- $1.1 million change in our reserve position, and a one percentage point increase/decrease in our average claim frequency factor cause approximately a +/- $2.5 million change in our reserve position.

Investments
We have designated our investment portfolio as available-for-sale and report our invested assets at fair value. Unrealized gains and losses in the portfolio, net of related tax expense or benefit, are recognized as a component of accumulated other comprehensive income (AOCI) in shareholders' equity.
We measure fair value and classify invested assets in a hierarchy for disclosure purposes consisting of three "levels" based on the observability of inputs available in the marketplace used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). See Item 8, Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 4, Fair Value of Financial Instruments."
Purchases and sales of investments are recorded on a trade date basis. Net investment income is recognized when earned, and includes interest and dividend income together with amortization of market premiums and discounts using the effective yield method, and is net of investment management fees and other investment related expenses. For asset-backed securities and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to changes in effective yields and prepayment assumptions are recognized on a prospective basis.
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
Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as DAC. DAC is reviewed periodically to determine that it does not exceed recoverable amounts. DAC is amortized to expense in proportion to estimated gross profits over the life of the associated policies. We revise the rate of amortization to reflect actual experience and changes to our persistency or loss development assumptions, and may accelerate or slow such rate in future periods as experience and future changes to estimates dictate. For the year ended December 31, 2020, we recognized an additional $8.6 million of DAC amortization due to the significant increase in mortgage refinancing activity and material decline in persistency on certain prior book years' insurance in-force experienced during the period.
Premium Deficiency Reserves
We consider whether a premium deficiency exists and premium deficiency reserve is required at each fiscal quarter using best estimate assumptions as of the testing date. Per ASC 944, a premium deficiency reserve shall be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs and maintenance costs exceeds future premiums, existing reserves and anticipated investment income. The premium deficiency assessment requires the use of significant judgment and estimates to determine the present value of future premiums, and expected claim costs and expenses. The present value of future premiums relies on, among other things, assumptions about persistency and repayment patterns on the underlying insured loans. The present value of expected claim costs and expenses relies on assumptions about the severity of claims, claim rates on current defaults and expected defaults in future periods. Assumptions used in the premium deficiency calculation can be affected by changes in the macroeconomic environment, including the rate of house price appreciation and prevailing interest rates. Relatively small changes in estimated claim rates or estimated claim amounts could have a significant impact on our premium deficiency analysis. If we determine it is necessary and appropriate to establish a premium deficiency reserve, and actual premium patterns and claims experience differ from the assumptions used to establish the reserve, the difference between the actual results and our estimates would affect our consolidated results of operations in future periods.

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
•Market volatility/changes in the real or perceived credit quality of investments. Deterioration in the quality of investments, identified through changes to our own or third-party (e.g., rating agency) assessments, will reduce the value and potentially the liquidity of investments.
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
The carrying value of our investment portfolio as of December 31, 2020 and 2019 was $1.8 billion and $1.1 billion, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of December 31, 2020, the duration of our fixed income portfolio, including cash and cash equivalents, was 4.83 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.83% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 4.98 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.98% in fair value of our fixed income portfolio.
We are also subject to market risk related to the ILN Transactions. The risk premium amounts under the ILN Transactions are calculated by multiplying the outstanding reinsurance coverage amount at the beginning of any payment period by a coupon rate, which is the sum of 1-month LIBOR and a risk margin, and then subtracting actual investment income earned on the trust balance during that payment period. An increase in 1-month LIBOR rates would generally increase the risk premium payments, while an increase to money market rates, which directly affect investment income earned on the trust balance, would generally decrease them. Although we expect the two rates to move in tandem, to the extent they do not, it could increase or decrease the risk premium payments that otherwise would be due.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of NMI Holdings, Inc.
NMI Holdings, Inc.
Emeryville, CA
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NMI Holdings, Inc. (the "Company") and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules included in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reserve for Insurance Claims and Claims Expense

As described in Notes 2 and 7 to the consolidated financial statements, the Company recorded $90.6 million of reserve for insurance claims and claim expenses at December 31, 2020. The establishment of insurance claims and claim expenses reserve is subject to inherent uncertainty and requires significant judgment by management. The reserve is established by estimating: (i) claim severity which is the amount of the claim payment expected to be paid on each loan in default, and (ii) claim frequency which is the number of loans in default expected to result in a claim payment. The claim frequency is determined based on historical observed experience regarding certain loan factors. The claim severity and claim frequency estimates are also strongly influenced by current economic conditions.

We identified the Company's estimation of the reserve for insurance claims and claim expenses as a critical audit matter. The principal consideration for our determination is the high degree of subjectivity in estimating claim severity and claim frequency. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Testing the completeness and accuracy of the underlying loans and claims data used in management's reserve calculations which supported claim severity and claim frequency estimates.

•Utilizing personnel with specialized knowledge and skill in actuarial methods to assist in: (i) evaluating the appropriateness of the methodology and the assumptions used by management and management's specialist, including assessment of the reasonableness of changes in assumptions and inputs used in developing claim severity and claim frequency, which included comparing to third-party publications of current economic conditions and evaluating the current and historical loan factors, and (ii) performing a retrospective review of the prior year reserve estimate against historical figures and economic trends.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2011.
San Francisco, California
February 24, 2021

NMI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $1,730,835 and $1,113,779 as of December 31, 2020 and December 31, 2019, respectively)	$1,804,286	$1,140,940
Cash and cash equivalents (including restricted cash of $5,555 and $2,662 as of December 31, 2020 and December 31, 2019, respectively)	126,937	41,089
Premiums receivable	49,779	46,085
Accrued investment income	9,862	6,831
Prepaid expenses	3,292	3,512
Deferred policy acquisition costs, net	62,225	59,972
Software and equipment, net	29,665	26,096
Intangible assets and goodwill	3,634	3,634
Prepaid reinsurance premiums	6,190	15,488
Reinsurance recoverable (1)	17,608	4,939
Other assets (1)	53,188	16,232
Total assets	$2,166,666	$1,364,818

Liabilities
Debt	$393,301	$145,764
Unearned premiums	118,817	136,642
Accounts payable and accrued expenses	61,716	39,904
Reserve for insurance claims and claim expenses	90,567	23,752
Reinsurance funds withheld	8,653	14,310
Warrant liability, at fair value	4,409	7,641
Deferred tax liability, net	112,586	56,360
Other liabilities	7,026	10,025
Total liabilities	797,075	434,398
Commitments and contingencies (see Note 14)

Shareholders' equity
Common stock - class A shares, $0.01 par value; 85,163,039 and 68,358,074 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively (250,000,000 shares authorized)	852	684
Additional paid-in capital	937,872	707,003
Accumulated other comprehensive income, net of tax	53,856	17,288
Retained earnings	377,011	205,445
Total shareholders' equity	1,369,591	930,420
Total liabilities and shareholders' equity	$2,166,666	$1,364,818
(1)    Reinsurance recoverable has been reclassified from "Other assets" in the prior period.
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended December 31,
	2020	2019	2018
	(In Thousands, except for per share data)
Revenues
Net premiums earned	$397,172	$345,015	$251,197
Net investment income	31,897	30,856	23,538
Net realized investment gains	930	45	57
Other revenues	3,284	2,855	233
Total revenues	433,283	378,771	275,025
Expenses
Insurance claims and claim expenses	59,247	12,507	5,452
Underwriting and operating expenses	131,610	126,621	116,966
Service expenses	2,840	2,248	270
Interest expense	24,387	12,085	14,979
(Gain) loss from change in fair value of warrant liability	(2,907)	8,657	1,397
Total expenses	215,177	162,118	139,064

Income before income taxes	218,106	216,653	135,961
Income tax expense	46,540	44,696	28,034
Net income	$171,566	$171,957	$107,927

Earnings per share
Basic	$2.20	$2.54	$1.66
Diluted	$2.13	$2.47	$1.60

Weighted average common shares outstanding
Basic	78,023	67,573	65,019
Diluted	79,263	69,721	67,652

Net income	$171,566	$171,957	$107,927
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) in accumulated other comprehensive income, net of tax expense (benefit) of $9,525, $8,548 and ($3,285) for each of the years in the three-year period ended December 31, 2020, respectively	35,829	32,155	(12,357)
Reclassification adjustment for realized losses (gains) included in net income, net of tax (benefit) expense of ($196), $9 and ($27) for each of the years in the three-years ended December 31, 2020, respectively	739	(35)	102
Other comprehensive income (loss), net of tax	36,568	32,120	(12,255)
Comprehensive income	$208,134	$204,077	$95,672

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2017	60,518	$605	$585,488	$(2,859)	$(74,157)	$509,077
Cumulative effect of change in accounting principle	—	$—	$—	$282	$(282)	$—
Common stock: class A shares issued related to public offering	4,255	43	79,122	—	—	79,165
Common stock: class A shares issued related to warrant exercises	91	1	1,893	—	—	1,894
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	1,455	14	3,121	—	—	3,135
Share-based compensation expense	—	—	12,557	—	—	12,557
Change in unrealized investment gains/losses, net of tax benefit of $3,258	—	—	—	(12,255)	—	(12,255)
Net income	—	—	—	—	107,927	107,927
Balances, December 31, 2018	66,319	$663	$682,181	$(14,832)	$33,488	$701,500
Common stock: class A shares issued related to warrant exercises	289	3	8,309	—	—	8,312
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	1,750	18	3,482	—	—	3,500
Share-based compensation expense	—	—	13,031	—	—	13,031
Change in unrealized investment gains/losses, net of tax expense of $8,539	—	—	—	32,120	—	32,120
Net income	—	—	—	—	171,957	171,957
Balances, December 31, 2019	68,358	$684	$707,003	$17,288	$205,445	$930,420
Common stock: class A shares issued related to public offering	15,870	159	219,528	—	—	219,687
Common stock: class A shares issued related to warrant exercises	11	*	325	—	—	325
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	924	9	(99)	—	—	(90)
Share-based compensation expense	—	—	11,115	—	—	11,115
Change in unrealized investment gains/losses, net of tax expense of $9,721	—	—	—	36,568	—	36,568
Net income	—	—	—	—	171,566	171,566
Balances, December 31, 2020	85,163	$852	$937,872	$53,856	$377,011	$1,369,591
*    During 2020, we issued 11,368 common shares with a par value of $0.01 in connection with the exercise of warrants, which is not identifiable in this schedule due to rounding.
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2020	2019	2018
Cash flows from operating activities	(In Thousands)
Net income	$171,566	$171,957	$107,927
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(930)	(45)	(57)
(Gain) loss from change in fair value of warrant liability	(2,907)	8,657	1,397
Depreciation and amortization	9,930	9,299	7,811
Net amortization of premium on investment securities	3,668	1,252	1,519
Amortization of debt discount and debt issuance costs	4,036	1,011	3,390
Deferred income taxes	46,506	45,082	25,927
Share-based compensation expense	11,115	13,031	12,557
Changes in operating assets and liabilities:
Premiums receivable	(3,694)	(10,078)	(10,828)
Accrued investment income	(3,031)	(1,137)	(1,482)
Prepaid expenses	220	(472)	(1,090)
Deferred policy acquisition costs, net	(2,253)	(13,132)	(8,915)
Other assets	(38,804)	(8,831)	1,304
Unearned premiums	(17,825)	(22,251)	(4,273)
Reserve for insurance claims and claim expenses	66,815	10,941	4,050
Reinsurance recoverable (1)	(12,669)	(1,939)	(1,099)
Reinsurance balances, net (1)	2,783	917	1,659
Accounts payable and accrued expenses	18,072	3,888	6,064
Net cash provided by operating activities	252,598	208,150	145,861
Cash flows from investing activities
Purchase of short-term investments	(42,241)	(230,362)	(257,916)
Purchase of fixed-maturity investments, available-for-sale	(1,065,916)	(290,533)	(356,337)
Proceeds from maturity of short-term investments	86,045	244,921	221,685
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	404,717	91,575	179,978
Software and equipment	(12,159)	(9,956)	(8,060)
Net cash (used in) investing activities	(629,554)	(194,355)	(220,650)
Cash flows from financing activities
Proceeds from issuance of common stock related to public offering, net of issuance costs	219,687	—	79,165
Proceeds from issuance of common stock related to employee equity plans	8,871	21,748	12,857
Proceeds from issuance of common stock related to warrant exercises	—	—	321
Taxes paid related to net share settlement of equity awards	(8,961)	(18,248)	(9,722)
Proceeds from senior secured notes	400,000	—	149,250
Repayments of term loan	(147,750)	(1,500)	(147,375)
Payments of debt issuance costs	(9,043)	—	(3,609)
Net cash provided by financing activities	462,804	2,000	80,887

Net increase in cash, cash equivalents and restricted cash	85,848	15,795	6,098
Cash, cash equivalents and restricted cash, beginning of period	41,089	25,294	19,196
Cash, cash equivalents and restricted cash, end of period	$126,937	$41,089	$25,294

Supplemental disclosures of cash flow information
Interest paid	$17,561	$10,691	$12,093
Income taxes (refunded) paid	(70)	(64)	867
(1)    Reinsurance recoverable has been reclassified from "Reinsurance balance, net" in prior periods.
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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
NMIC, our primary insurance subsidiary, issued its first mortgage insurance policy in April 2013. NMIC is licensed to write mortgage insurance in all 50 states and the District of Columbia (D.C.). In August 2015, NMIH capitalized a wholly-owned subsidiary, NMI Services, Inc. (NMIS), through which we offer outsourced loan review services to mortgage loan originators.
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
COVID-19 Developments
On January 30, 2020, the World Health Organization (WHO) declared the outbreak of coronavirus (COVID-19) a global health emergency and characterized the outbreak as a global pandemic on March 11, 2020. In an effort to stem contagion and control the COVID-19 pandemic, the population at large has severely curtailed day-to-day activity and local, state and federal regulators have imposed a broad set of restrictions on personal and business conduct nationwide. The COVID-19 pandemic, along with the widespread public and regulatory response, has caused a dramatic slowdown in U.S. and global economic activity and a record number of Americans have been furloughed or laid-off.
The global dislocation caused by COVID-19 is unprecedented and, while there is broad hope that the recent development, distribution and administration of new vaccines may relieve the crisis and provide for a near-term return to normalized activity, it is not known how long the dislocation will persist. In response to the COVID-19 outbreak and continuing uncertainties, we activated our disaster continuity program to ensure our employees are safe and able to manage our business without interruption. We pursued a broad series of capital and reinsurance transactions to bolster our balance sheet and provide an expanded ability to serve our customers and their borrowers, and we updated our underwriting guidelines and policy pricing in consideration for the increased level macroeconomic volatility. While the U.S. housing market has demonstrated significant resiliency since the onset of the pandemic, with record levels of demand, mortgage origination activity and house price appreciation, much uncertainty remains. Given the uncertainty that prevails, we cannot fully assess or estimate the ultimate impact of COVID-19 on the mortgage insurance market, our business performance or our financial position including our new business production, default and claims experience, and investment portfolio results.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
Insurance Premium Revenue Recognition
Premiums for primary mortgage insurance policies may be paid in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium), with such election and payment type fixed at policy inception. Premiums written at origination for single premium policies are initially deferred as unearned premiums and amortized into earnings over the estimated policy life, in accordance with the anticipated expiration of risk. Monthly premiums are recognized as revenue in the month billed and when the coverage is effective. Annual premiums are initially deferred and earned on a straight-line basis over the year of coverage. Upon cancellation of a policy, all remaining non-refundable deferred and unearned premium is immediately earned, and any refundable deferred and unearned premium is returned to the policyholder and recorded as a reduction to written premium and unearned premium reserve in the period paid.
Premiums written on pool transactions are earned over the period that coverage is provided.
Concentrations
For the years ended December 31, 2020, December 31, 2019 and December 31, 2018 no customer accounted for more than 10% of our consolidated revenues. At December 31, 2020, December 31, 2019 and December 31, 2018 approximately 11%, 12% and 13% of our total risk-in-force (RIF) was concentrated in California.
Reserves for Insurance Claims and Claim Expenses
We establish reserves for claims based on our best estimate of the ultimate claim costs for defaulted loans using the general principles contained in ASC 944, Financial Services - Insurance (ASC 944). A loan is considered to be in "default" as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. Claim expense reserves are either allocated (i.e., associated with a specific claim) or unallocated (i.e., not associated with a specific claim).
The establishment of claims and claim expense reserves is subject to inherent uncertainty and requires significant judgment by management. Reserves are established by estimating the number of loans in default that will result in a claim payment, which is referred to as claim frequency, and the amount of claim payment expected to be paid on each such loan in default, which is referred to as claim severity. Claim frequency and severity estimates are established based on historical observed experience regarding certain loan factors, such as age of the default, size of the loan and loan-to-value (LTV) ratios, and are strongly influenced by assumptions about the path of certain economic factors, such as house price appreciation, trends in unemployment and mortgage rates. We consider the appropriateness of such inputs at each fiscal quarter and conduct an actuarial review annually to evaluate and, if necessary, update these assumptions.
Investments
We have designated our investment portfolio as available-for-sale and report our invested assets at fair value. Unrealized gains and losses in the portfolio, net of related tax expense or benefit, are recognized as a component of accumulated other comprehensive income (AOCI) in shareholders' equity.
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

Purchases and sales of investments are recorded on a trade date basis. Net investment income is recognized when earned, and includes interest and dividend income together with amortization of market premiums and discounts using the effective yield method, and is net of investment management fees and other investment related expenses. For asset-backed securities and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to changes in effective yields and prepayment assumptions are recognized on a prospective basis.
We recognize an impairment on a security through the statement of operations if (i) we intend to sell the impaired security; or (ii) it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
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
We have elected to present accrued interest receivable separately from available for sale securities on our consolidated balance sheet. Accrued interest receivable was $9.9 million as of December 31, 2020 and is included in "Accrued Investment Income." We have elected not to measure an allowance for credit losses for accrued interest receivable on available for sale securities. Accrued interest for available for sale securities is written off against interest income when the receivable has aged 90 days past due. We did not write off any accrued interest receivable during the twelve months ended December 31, 2020, 2019 or 2018.
We consider items such as commercial paper with original maturities of 90 days or less to be short-term investments.
Deferred Policy Acquisition Costs (DAC)
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as DAC. DAC is reviewed periodically to determine that it does not exceed recoverable amounts. DAC is amortized to expense in proportion to estimated gross profits over the life of the associated policies. We revise the rate of amortization to reflect actual experience and any changes to persistency or loss development. Total amortization of DAC for the years ended December 31, 2020, 2019 and 2018, net of a portion of the ceding commissions earned under our quota share reinsurance agreements (see "Reinsurance", below), was $19.1 million, $8.4 million and $8.1 million, respectively.
Premium Deficiency Reserves
We consider whether a premium deficiency exists and premium deficiency reserve is required at each fiscal quarter using best estimate assumptions as of the testing date. Per ASC 944, a premium deficiency reserve shall be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs and maintenance costs exceeds future premiums, existing reserves and anticipated investment income. We have determined that no premium deficiency reserves were necessary for any of the years in the three-year period ended December 31, 2020.
Reinsurance
We account for premiums, claims and claim expenses that are ceded to reinsurers on basis consistent with that which we use to account for the original policies we issue and pursuant to the terms of our reinsurance contracts. We account for premiums ceded or otherwise paid to reinsurers as a reduction to premium revenue.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
NMIC entered into quota share reinsurance treaties effective September 1, 2016 (the 2016 QSR Transaction), January 1, 2018 (the 2018 QSR Transaction) and April 1, 2020 (the 2020 QSR Transaction), which we refer to collectively as the QSR Transactions. We earn profit and ceding commissions in connection with the QSR Transactions (see Note 6, "Reinsurance"). Profit commissions represent a percentage of the profits recognized by reinsurers that are returned to us, based on the level of claims and claim expenses that we cede. We recognize any profit commissions we earn as an increase to premium revenue. Ceding commissions are calculated as a percentage of ceded written premiums under the 2016 QSR Transaction and as a percentage of ceded earned premiums under the 2018 and 2020 QSR Transactions, and are intended to cover our costs of acquiring and servicing direct policies. We recognize any ceding commissions generated under the QSR Transactions in a manner consistent with our recognition of earnings on the underlying reinsured policies. We account for ceding commissions earned as a reduction to underwriting and operating expenses.
Under the QSR Transactions, we cede a portion of claims and claim expenses and reserves to our reinsurers, and account for such ceded reserves as "Reinsurance Recoverables" on the consolidated balance sheets and such ceded expenses as reductions to claims and claim expenses on the consolidated statements of operations. As of December 31, 2020, we had $17.6 million of reinsurance recoverables under the QSR Transactions. We remain directly liable for all claim payments if we are unable to collect the recoverables due from our reinsurers and, as such, we actively monitor and manage our counterparty credit exposure to our reinsurance providers. We establish an allowance for expected credit loss against our reinsurance recoverables if we do not expect to recover amounts due from one or more of our reinsurance counterparties, and report our reinsurance recoverables net of such allowance, if any. We actively monitor the counterparty credit profiles of our reinsurers and each is required to partially collateralize its obligations under the terms of our QSR Transactions. As of December 31, 2020, we did not recognize any allowance for credit loss with respect to our reinsurance recoverables.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
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
Leases
We recognize right-of-use (ROU) assets and corresponding lease liabilities for our lease arrangements. Lease liabilities are established based on the estimated present value of lease payments over the relevant lease term. We estimate a discount rate for each lease based on our estimated incremental borrowing rate at the commencement date of the relevant lease. Estimated lease terms includes optional renewal periods and early termination payments when it is reasonably certain we will exercise those rights. ROU assets are measured as the associated lease liability plus any direct costs incurred in connection with the initial establishment of the lease, less any lease incentives received.
Business Combinations, Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired from a business combination. In accordance with ASC 350, Intangibles - Goodwill and Other, we test goodwill for impairment during the third quarter each year, or more frequently if we believe indicators of impairment exist. We have not identified any impairments of goodwill through December 31, 2020.
Our intangible assets consist of state licenses and Fannie Mae and Freddie Mac (collectively, the GSEs) applications which have indefinite lives. We test indefinite-lived intangible assets for impairment during the fourth quarter of each year or more frequently if we believe indicators of impairment exist. We have not identified any impairments of indefinite-lived intangible assets through December 31, 2020.
Premiums Receivable
Premiums receivable consists of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the associated receivable is written off against earned premium and the related insurance policy is canceled. We recognize an allowance for credit losses for premiums receivable based on credit losses expected to arise over the life of the receivable. Due to the nature of our insurance policies (a necessary precondition for access to mortgage credit for covered borrowers) and the short duration of the related receivables, we do not typically experience credit losses against our premium receivables and did not establish an allowance for credit loss at December 31, 2020.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
Premiums receivable may be written off prior to 120 days in the ordinary course of business for non-credit events including, but not limited to, the modification or refinancing of an underlying insured loan. We have established a reserve for premium write-offs based on historical experience; such reserve was deemed to be immaterial at December 31, 2020 and December 31, 2019.
Variable Interest Entities
NMIC is a party to reinsurance agreements with Oaktown Re Ltd., Oaktown Re II Ltd., Oaktown Re III Ltd., Oaktown Re IV Ltd. and Oaktown Re V Ltd. (special purpose reinsurance entities collectively referred to as the Oaktown Re Vehicles) effective May 2, 2017, July 25, 2018, July 30, 2019, July 30, 2020 and October 29, 2020, respectively. At inception of the respective reinsurance agreements, we determined that each of the Oaktown Re Vehicles were variable interest entities (VIEs), as defined under GAAP Accounting Standards Codification (ASC) 810, because they did not have sufficient equity at risk to finance their respective activities. We evaluated the VIEs at inception to determine whether NMIC was the primary beneficiary under each deal and, if so, whether we were required to consolidate the assets and liabilities of each VIE. The primary beneficiary of a VIE is an enterprise that (1) has the power to direct the activities of the VIE, which most significantly impact its economic performance and (2) has significant economic exposure to the VIE, i.e., the obligation to absorb losses or receive benefits that could potentially be significant. The determination of whether an entity is the primary beneficiary of a VIE is complex and requires management judgment regarding determinative factors, including the expected results of the VIE and how those results are absorbed by beneficial interest holders, as well as which party has the power to direct activities that most significantly impact the performance of the VIE. We concluded that we are not the primary beneficiary of each VIE and as such, we do not consolidate them in our consolidated financial statements.
See Note 6, "Reinsurance" for further discussion of the reinsurance arrangements.
Other Revenues
Other revenues represent underwriting fee revenue from our subsidiary, NMIS, which provides outsourced loan review services to mortgage loan originators. NMIS fees are earned and recognized as services are provided.
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
Recent Accounting Pronouncements - Not Yet Adopted
In August 2018, the FASB issued ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(Topic 944). This update provides guidance to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. The FASB subsequently issued ASU 2019-09 in November 2019 and ASU 2020-11 in November 2020, which amended the effective date for this standard and provided transition relief to facilitate early application for long duration contracts. The standard will now take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. We are currently evaluating the impact the adoption of this ASU will have, if any, on our consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This update eliminates certain exceptions for recognizing deferred taxes for investments, performing intra-period allocations and calculating income taxes in interim periods. The ASU also includes guidance to reduce complexity in certain income tax areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted this ASU on January 1, 2021 and and it did not have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This update with updates subsequently issued in January 2021 in ASU 2021-01. These updates provide optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. Reference rate reform refers to the global transition away from referencing the London Interbank Offered Rate (LIBOR) in financial contracts, which is expected to be discontinued in 2021.The ASU includes optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. These standards are effective immediately through December 31, 2022 for all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. We are currently evaluating the impact the adoption of the ASUs would have, if any, to our contract modifications that are affected by the discontinuation of LIBOR.
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
3. Investments
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
    Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2020	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$29,412	$2,186	$—	$31,598
Municipal debt securities	407,323	14,027	(2)	421,348
Corporate debt securities	1,165,260	55,014	(483)	1,219,791
Asset-backed securities	128,471	2,736	(27)	131,180
Total bonds	1,730,466	73,963	(512)	1,803,917
Short-term investments	369	—	—	369
Total investments	$1,730,835	$73,963	$(512)	$1,804,286

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2019	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$48,203	$784	$(58)	$48,929
Municipal debt securities	189,530	1,721	(1,035)	190,216
Corporate debt securities	661,719	23,373	(211)	684,881
Asset-backed securities	170,153	2,603	(114)	172,642
Total bonds	1,069,605	28,481	(1,418)	1,096,668
Short-term investments	44,174	98	—	44,272
Total investments	$1,113,779	$28,579	$(1,418)	$1,140,940
We did not own any mortgage-backed securities in our asset-backed securities portfolio at December 31, 2020 or 2019.
The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Financial	37%	38%
Consumer	23	26
Communications	10	10
Utilities	11	9
Industrial	9	8
Technology	10	7
Energy	—	2
Total	100%	100%
As of December 31, 2020 and 2019, approximately $5.7 million and $5.5 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair value of available-for-sale securities as of December 31, 2020 and 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

As of December 31, 2020	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$57,429	$57,949
Due after one through five years	507,444	536,520
Due after five through ten years	1,016,230	1,056,098
Due after ten years	21,261	22,539
Asset-backed securities	128,471	131,180
Total investments	$1,730,835	$1,804,286

As of December 31, 2019	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$138,776	$139,113
Due after one through five years	406,986	417,208
Due after five through ten years	380,737	394,180
Due after ten years	17,127	17,797
Asset-backed securities	170,153	172,642
Total investments	$1,113,779	$1,140,940
Aging of Unrealized Losses
    As of December 31, 2020, the investment portfolio had gross unrealized losses of $0.5 million, of which $8 thousand had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2019, the investment portfolio had gross unrealized losses of $1.4 million, of which $84 thousand had been in an unrealized loss position for a period of twelve months or longer. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2020		(Dollars in Thousands)
Municipal debt securities	4	3,548	(2)	—	—	—	4	3,548	(2)
Corporate debt securities	9	40,081	(483)	1	33	—	10	40,114	(483)
Asset-backed securities	2	5,191	(19)	1	2,495	(8)	3	7,686	(27)
Total	15	$48,820	$(504)	2	$2,528	$(8)	17	$51,348	$(512)

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2019		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	4	$12,001	$(58)	—	$—	$—	4	$12,001	$(58)
Municipal debt securities	26	92,844	(1,034)	1	999	(1)	27	93,843	(1,035)
Corporate debt securities	10	30,481	(140)	14	23,976	(71)	24	54,457	(211)
Asset-backed securities	9	19,236	(102)	1	2,988	(12)	10	22,224	(114)
Total	49	$154,562	$(1,334)	16	$27,963	$(84)	65	$182,525	$(1,418)

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
Allowance for credit losses
As of December 31, 2020, we did not recognize an allowance for credit loss for any security in the investment portfolio and we did not record any provision for credit loss for investment securities during the year ended December 31, 2020. Based on current facts and circumstances, we believe the unrealized losses as of December 31, 2020 are not indicative of the ultimate collectability of the current amortized cost of the securities.
During the year ended December 31, 2019, we recognized $0.4 million other-than-temporarily impaired (OTTI) losses in earnings. For the year ended December 31, 2018, we did not recognize any OTTI losses.
Net Investment Income
The following table presents the components of net investment income:

	For the year ended December 31,
	2020	2019	2018
	(In Thousands)
Investment income	$33,140	$31,332	$24,342
Investment expenses	(1,243)	(476)	(804)
Net investment income	$31,897	$30,856	$23,538
The following table presents the components of net realized investment gains:

	For the year ended December 31,
	2020	2019	2018
	(In Thousands)
Gross realized investment gains	$5,572	$561	$525
Gross realized investment losses	(4,642)	(516)	(468)
Net realized investment gains	$930	$45	$57
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
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
The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2020	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$31,598	$—	$—	$31,598
Municipal debt securities	—	421,348	—	421,348
Corporate debt securities	—	1,219,791	—	1,219,791
Asset-backed securities	—	131,180	—	131,180
Cash, cash equivalents and short-term investments	127,306	—	—	127,306
Total assets	$158,904	$1,772,319	$—	$1,931,223
Warrant liability	—	—	4,409	4,409
Total liabilities	$—	$—	$4,409	$4,409

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2019	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$48,929	$—	$—	$48,929
Municipal debt securities	—	190,216	—	190,216
Corporate debt securities	—	684,881	—	684,881
Asset-backed securities	—	172,642	—	172,642
Cash, cash equivalents and short-term investments	85,361	—	—	85,361
Total assets	$134,290	$1,047,739	$—	$1,182,029
Warrant liability	—	—	7,641	7,641
Total liabilities	$—	$—	$7,641	$7,641
There were no transfers between Level 2 and Level 3 of the fair value hierarchy during the years ended December 31, 2020 or 2019.
The following is a roll-forward of Level 3 liabilities measured at fair value:

	For the year ended December 31,
Warrant Liability	2020	2019	2018
	(In Thousands)
Balance, January 1	$7,641	$7,296	$7,472
Change in fair value of warrant liability included in earnings	(2,907)	8,657	1,397
Issuance of common stock on warrant exercise	(325)	(8,312)	(1,573)
Balance, December 31	$4,409	$7,641	$7,296
The following table outlines the key inputs and assumptions used to calculate the fair value of the warrant liability in the Black-Scholes option-pricing model as of the dates indicated.

	As of December 31,
	2020	2019	2018
Common stock price	$22.65	$33.18	$17.85
Risk free interest rate	0.11%	1.59%	2.46 - 2.47%
Expected life	1.31 years	2.31 years	2.58 - 3.31 years
Expected volatility	83.7%	41.4%	41.1 - 42.5%
Dividend yield	—%	—%	—%
The changes in fair value of the warrant liability for the years ended December 31, 2020, 2019, and 2018 are primarily attributable to changes in the price of our common stock during the respective periods, with additional impact related to changes in other Black-Scholes model inputs and the exercise of outstanding warrants.
Financial Instruments not Measured at Fair Value
On June 19, 2020, we issued $400 million aggregate principal amount of senior secured notes that mature on June 1, 2025 (the Notes) and used a portion of the proceeds from the Notes offering to repay the outstanding amount due under our $150 million term loan (2018 Term Loan). At December 31, 2020, the Notes were carried at a cost of $393.3 million, net of unamortized debt issuance costs of $6.7 million, and had a fair value of $447.1 million as assessed under our Level 2 hierarchy. At December 31, 2019, the 2018 Term Loan was carried at a cost of $145.8 million, net of unamortized debt issuance costs of $2.0 million, and had a fair value of $147.8 million.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
5. Debt
Senior Secured Notes
At December 31, 2020, we had $400 million aggregate principal amount of senior secured notes outstanding. The Notes were issued pursuant to an indenture dated June 19, 2020 (the Indenture) and bear interest at a rate of 7.375%, payable semi-annually on June 1 and December 1. $244.4 million of proceeds from the Notes offering were contributed to our lead operating subsidiary, NMIC and remaining proceeds were used to repay the outstanding amount due under the 2018 Term Loan due on May 24, 2023 and to pay underwriting fees incurred connection with the offering.
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
Interest expense for the Notes includes interest and the amortization of capitalized debt issuance costs. In connection with the Notes offering, we recorded capitalized debt issuance costs of $7.4 million. Such amounts will be amortized over the contractual life of the Notes using the effective interest method. At December 31, 2020, $6.7 million of unamortized debt issuance costs remained.
Interest expense for the year ended December 31, 2020 includes $2.6 million of costs related to the extinguishment of the 2018 Term Loan and issuance of the Notes.
At December 31, 2020, $2.5 million of accrued and unpaid interest on the Notes is included in "Accounts Payable and Accrued Expenses" on the Consolidated Balance Sheet.
2020 Revolving Credit Facility
On March 20, 2020, we amended our $85 million three-year secured revolving credit facility (the 2018 Revolving Credit Facility), increasing borrowing capacity under the facility to $100 million, extending its maturity date from May 24, 2021 to February 22, 2023, and reducing the interest cost related to both undrawn commitments and drawn borrowings under the facility (as amended, the 2020 Revolving Credit Facility). Borrowings under the 2020 Revolving Credit Facility may be used for general corporate purposes, including to support the growth of our new business production and operations, and accrue interest at a variable rate equal to, at our discretion, (i) a base rate (as defined in our existing credit agreement (the Credit Agreement), subject to a floor of 1.00% per annum) plus a margin of 0.375% to 1.875% per annum or (ii) the Eurodollar Rate plus a margin of 1.375% to 2.875% per annum, based on the applicable corporate credit rating at the time.
On October 30, 2020, we entered into a Joinder Agreement to the Credit Agreement, increasing the aggregate principal amount of commitments under the 2020 Revolving Credit Facility from $100 million to $110 million. All other terms remained unchanged. As of December 31, 2020, no amounts were drawn under the 2020 Revolving Credit Facility.
Under the 2020 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of December 31, 2020, the applicable commitment fee was 0.35%. For the year ended December 31, 2020, we recorded $0.4 million of commitment fees in interest expense, respectively.
We incurred debt issuance costs of $0.8 million in connection with the 2020 Revolving Credit Facility and had $0.6 million of unamortized debt issuance costs associated with the 2018 Revolving Credit Facility remaining at the time of its amendment and replacement. Combined unamortized debt issuance will be amortized through interest expense on a straight-line basis over the contractual life of the 2020 Revolving Credit Facility. At December 31, 2020, remaining unamortized deferred debt issuance costs were $1.1 million.
We are subject to certain covenants under the 2020 Revolving Credit Facility, including, but not limited to, the following: a maximum debt-to-total capitalization ratio of 35%, a minimum liquidity requirement, compliance with the private mortgage insurer eligibility requirements (PMIERs) financial requirements (subject to any GSE approved waivers), and minimum

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants at December 31, 2020.
6. Reinsurance
We enter into third-party reinsurance transactions to actively manage our risk, ensure compliance with PMIERs, state regulatory and other applicable capital requirements, (respectively, as defined therein), and support the growth of our business. The Wisconsin Office of the Commissioner of Insurance (Wisconsin OCI) has approved and the GSEs have indicated their non-objection to all such transactions (subject to certain conditions and ongoing review, including levels of approved capital credit).
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the year ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In Thousands)
Net premiums written
Direct	$455,172	$376,052	$287,791
Ceded (1)	(66,528)	(43,400)	(30,988)
Net premiums written	$388,644	$332,652	$256,803

Net premiums earned
Direct	$472,998	$398,303	$292,064
Ceded (1)	(75,826)	(53,288)	(40,867)
Net premiums earned	$397,172	$345,015	$251,197
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
NMIC makes risk premium payments to the Oaktown Re Vehicles for the applicable outstanding reinsurance coverage amount and pays an additional amount for anticipated operating expenses (capped at $300 thousand per year to Oaktown Re Ltd. and $250 thousand per year to Oaktown Re II Ltd., Oaktown Re III Ltd., Oaktown Re IV Ltd. and Oaktown Re V Ltd.). NMIC ceded aggregate premiums to the Oaktown Re Vehicles of $22.8 million, $14.6 million and $9.6 million during the years ended December 31, 2020, 2019 and 2018, respectively.
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to the Oaktown Re Vehicles during the years ended December 31, 2020, 2019 and 2018, respectively, as the aggregate first layer risk retention was not exhausted for each applicable agreement during such periods.
Under the terms of each excess-of-loss reinsurance agreement, the Oaktown Re Vehicles are required to fully collateralize their outstanding reinsurance coverage amount to NMIC with funds deposited into segregated reinsurance trusts. Such trust funds are required to be invested in short-term U.S. Treasury money market funds at all times. Each Oaktown Re Vehicle financed its respective collateral requirement through the issuance of mortgage insurance-linked notes to unaffiliated investors. Such insurance-linked notes mature ten years from the inception date of each reinsurance agreement. We refer to NMIC's reinsurance agreements with and the insurance-linked note issuances by Oaktown Re Ltd., Oaktown Re II Ltd., Oaktown Re III Ltd., Oaktown Re IV Ltd. and Oaktown Re V Ltd., individually as the 2017 ILN Transaction, 2018 ILN Transaction, 2019 ILN Transaction, 2020-1 ILN Transaction and 2020-2 ILN Transaction, and collectively as the ILN Transactions.
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease from the inception of each agreement over a ten year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled. As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
Vehicles is distributed to ILN Transaction noteholders as amortization of the outstanding insurance-linked note principal balances. The outstanding reinsurance coverage amounts stop amortizing, and the collateral distribution to ILN Transaction noteholders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event). Effective June 25, 2020, a Lock-Out Event was deemed to have occurred for each of the 2017, 2018 and 2019 ILN Transactions and the amortization of reinsurance coverage, and distribution of collateral assets and amortization of insurance-linked notes was suspended for each ILN Transaction. The amortization of reinsurance coverage, distribution of collateral assets and amortization of insurance-linked notes will remain suspended for the duration of the Lock-Out Event for each ILN Transaction, and during such period assets will be preserved in the applicable reinsurance trust account to collateralize the excess-of-loss reinsurance coverage provided to NMIC.
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each of the ILN Transactions. Current amounts are presented as of December 31, 2020.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2017 ILN Transaction	May 2, 2017	1/1/2013 - 12/31/2016	$211,320	$40,226	$126,793	$121,423
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	264,545	158,489	125,312	123,234
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	231,877	123,424	122,874
2020-1 ILN Transaction	July 30, 2020	7/1/2019 - 3/31/2020	322,076	250,685	169,514	169,514
2020-2 ILN Transaction	October 29, 2020	4/1/2020 - 9/30/2020 (2)	242,351	242,351	121,777	121,177
(1)    NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure and cedes reserves for incurred claims and claims expenses to each applicable ILN Transaction and recognizes a reinsurance recoverable if such incurred claims and claims expenses exceed its current first layer retained loss.
(2)     Less than 1% of the production covered by the 2020-2 ILN Transaction has coverage reporting dates between July 1, 2019 and March 31, 2020.

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
Under the terms of the 2018, 2019, 2020-1 and 2020-2 ILN Transactions, we are required to maintain a certain level of restricted funds in premium deposit accounts with Bank of New York Mellon until the respective notes have been redeemed in full. "Cash and cash equivalents" on our consolidated balance sheet includes restricted amounts of $5.6 million as of December 31, 2020. We are not required to deposit additional funds into the premium deposit accounts in the future and the restricted balances required under these transactions will decline over time as the outstanding principal balance of the respective insurance-linked notes are amortized.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
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
Under the terms of the 2016 QSR Transaction, NMIC cedes premiums written related to 25% of the risk on eligible primary policies written for all periods through December 31, 2017 and 100% of the risk under our pool agreement with Fannie Mae. The 2016 QSR Transaction is scheduled to terminate on December 31, 2027, except with respect to the ceded pool risk, which is scheduled to terminate on August 31, 2023. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2020, or at the end of any calendar quarter thereafter, which would result in NMIC recapturing the related risk.
Under the terms of the 2018 QSR Transaction, NMIC cedes premiums earned related to 25% of the risk on eligible policies written in 2018 and 20% of the risk on eligible policies written in 2019. The 2018 QSR Transaction is scheduled to terminate on December 31, 2029. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2022, or at the end of any calendar quarter thereafter, which would result in NMIC recapturing the related risk.
Under the terms of the 2020 QSR Transaction, NMIC cedes premiums earned related to 21% of the risk on eligible policies written from April 1, 2020 to December 31, 2020. The 2020 QSR Transaction is scheduled to terminate on December 31, 2030. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2023, or at the end of any calendar quarter thereafter, which would result in NMIC recapturing the related risk.
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
The following table shows amounts related to the QSR Transactions:

	For the year ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In Thousands)
Ceded risk-in-force	$5,543,969	$5,137,249	$4,292,450
Ceded premiums earned	(94,899)	(89,211)	(74,068)
Ceded claims and claim expenses	14,002	3,465	1,763
Ceding commission earned	18,526	17,652	14,585
Profit commission	41,902	50,513	42,846
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
Transaction, 2018 QSR Transaction and 2020 QSR Transaction, generally remain below 60%, 61% and 50%, respectively, as measured annually. Ceded claims and claim expenses under each of the QSR Transactions reduce the respective profit commission received by NMIC on a dollar-for-dollar basis.
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. NMIC's reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to the 2016 QSR Transaction was $4.5 million as of December 31, 2020.
In accordance with the terms of the 2018 and 2020 QSR Transactions, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also recognized quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to the 2018 QSR Transaction was $12.6 million as of December 31, 2020. The reinsurance recoverable on loss reserves related to the 2020 QSR Transaction was $0.5 million as of December 31, 2020.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
7. Reserves for Insurance Claims and Claim Expenses
We hold gross reserves in an amount equal to the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. A loan is considered to be in "default" as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. As of December 31, 2020, we had 12,209 primary loans in default and held gross reserves for insurance claims and claim expenses of $90.6 million. During the year ended December 31, 2020, we paid 143 claims totaling $6.4 million, including 137 claims covered under the QSR Transactions representing $1.3 million of ceded claims and claim expenses.
In 2013, we entered into a pool insurance transaction with Fannie Mae. The pool transaction includes a deductible, which represents the amount of claims to be absorbed by Fannie Mae before we are obligated to pay any claims. We only establish reserves for pool risk if we expect claims to exceed this deductible. At December 31, 2020, 219 loans in the pool were in default. These 219 loans represented approximately $17.6 million of RIF. Due to the size of the remaining deductible, our expectation that a limited number of loans in default will progress to a claim and the expected severity on such claim submissions (all loans in the pool have LTV ratios under 80%), we did not establish any case or IBNR reserves for pool risk at December 31, 2020. In connection with the settlement of pool claims, we applied $1.0 million to the pool deductible through December 31, 2020. At December 31, 2020, the remaining pool deductible was $9.4 million. We have not paid any pool claims to date. 100% of our pool RIF is reinsured under the 2016 QSR Transaction.
We had 12,209 loans in default in our primary insured portfolio as of December 31, 2020 which represented a 3.06% default rate against 399,429 total policies in-force. We had 1,448 loans in default in our primary insured portfolio as of December 31, 2019, which represented a 0.40% default rate against 366,039 total policies in-force. The increase in our default population is primarily due to challenges borrowers are facing related to the COVID-19 outbreak and their decision to access the forbearance program for federally backed loans codified under the Coronavirus Aid, Relief, and Economic Security (CARES) Act or similar programs made available by private lenders.
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
Our reserve setting process considers the beneficial impact of forbearance, foreclosure moratorium and other assistance programs available to defaulted borrowers. At December 31, 2020, we established lower reserves for defaults that we consider to be connected to the COVID-19 outbreak given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs. While we established lower reserves per defaulted loan at December 31, 2020, our total reserve position and claims and claim expenses increased as of and during the year ended December 31, 2020 due to the growth in the size of our default population.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses:

	For the year ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In Thousands)
Beginning balance	$23,752	$12,811	$8,761
Less reinsurance recoverables (1)	(4,939)	(3,001)	(1,902)
Beginning balance, net of reinsurance recoverables	18,813	9,810	6,859

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	66,943	14,737	7,860
Prior years (3)	(7,696)	(2,230)	(2,408)
Total claims and claim expenses incurred	59,247	12,507	5,452

Less claims paid:
Claims and claim expenses paid:
Current year (2)	586	204	130
Prior years (3)	4,515	3,849	2,371
Reinsurance terminations (4)	—	(549)	—
Total claims and claim expenses paid	5,101	3,504	2,501

Reserve at end of period, net of reinsurance recoverables	72,959	18,813	9,810
Add reinsurance recoverables (1)	17,608	4,939	3,001
Ending balance	$90,567	$23,752	$12,811
(1)    Related to ceded losses recoverable under the QSR Transactions. See Note 6, "Reinsurance" for additional information.
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
The "claims incurred" section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. The amount of claims incurred relating to current year defaults represents the estimated amount of claims and claim expenses to ultimately be paid on such loans. We recognized $7.7 million, $2.2 million, and $2.4 million of favorable prior year development during the years ended December 31, 2020, 2019 and 2018, respectively, primarily due to the curing of previously reported defaults. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $8.3 million related to prior year defaults remained as of December 31, 2020.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
The following tables provide claim development data by accident year and a reconciliation to the reserve for insurance claims and claim expenses.

	Cumulative Incurred Claims and Allocated Claims Adjustment Expenses, net of Reinsurance (1)								As of December 31, 2020
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	Total of IBNR	Defaults (2)
	($ Values In Thousands)
2013	$—	$—	$—	$—	$—	$—	$—	$—	$—	—
2014		83	34	4	4	4	4	4	—	—
2015			699	664	743	764	894	894	—	—
2016				2,394	1,568	1,790	1,934	1,936	8	5
2017					6,028	3,475	3,570	3,807	20	16
2018						7,779	5,271	4,709	88	77
2019							14,391	7,229	364	422
2020								65,769	4,514	11,689
							Total	$84,348	$4,994	12,209
(1)    Amounts include case and IBNR reserves.
(2)    Number of defaults outstanding as of December 31, 2020.

	Cumulative Paid Claims and Claims Adjustment Expenses, net of Reinsurance
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020
	(In Thousands)
2013	$—	$—	$—	$—	$—	$—	$—	$—
2014		—	4	4	4	4	4	4
2015			50	246	684	720	804	894
2016				171	890	1,596	1,826	1,827
2017					27	1,655	2,925	3,494
2018						130	1,981	3,537
2019							69	2,368
2020								586
							Total	$12,710

Reconciliation of Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
(In Thousands)
As of December 31, 2020
Cumulative Incurred Claims and Allocated Claims Adjustment Expenses, net of Reinsurance	$84,348
Cumulative Paid Claims and Claims Adjustment Expenses, net of Reinsurance	12,710
Liabilities for unpaid claims and allocated claims adjustment expenses, net of reinsurance	71,638
Reinsurance recoverable on unpaid claims	17,608
Unallocated claims adjustment expenses	1,321
Total gross liability for unpaid claims and claim adjustment expenses	$90,567

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
The following table shows the average percentage of claims and allocated claims adjustment expenses paid in the years following the incurrence of a claim.

	Average annual percentage payout of incurred claims and allocated claims adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7
Claims duration disclosure	3%	37%	88%	95%	95%	100%	100%

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

	For the year ended December 31,
	2020	2019	2018
	(In Thousands, except for per share data)
Net income	$171,566	$171,957	$107,927
Basic weighted average shares outstanding	78,023	67,573	65,019
Basic earnings per share	$2.20	$2.54	$1.66

Net income	$171,566	$171,957	$107,927
Gain from change in fair value of warrant liability	(2,907)	—	—
Diluted net income	$168,659	$171,957	$107,927

Basic weighted average shares outstanding	78,023	67,573	65,019
Dilutive effect of issuable shares	1,240	2,148	2,633
Diluted weighted average shares outstanding	79,263	69,721	67,652

Diluted earnings per share	$2.13	$2.47	$1.60

Anti-dilutive shares	58	565	843

9. Warrants
We issued 992 thousand warrants in connection with a private placement of our common stock in April 2012, of which 312 thousand remained outstanding available for exercise at December 31, 2020. Each warrant gives the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million.
During the year ended December 31, 2020, 18 thousand warrants were exercised resulting in the issuance of 11 thousand shares of common stock. Upon exercise, we reclassified approximately $0.3 million of warrant fair value from warrant liability to additional paid-in capital. During the year ended December 31, 2019, 448 thousand warrants were exercised resulting in the issuance of 289 thousand shares of common stock. Upon exercise, we reclassified approximately $8.3 million of warrant fair value from warrant liability to additional paid-in capital.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
Changes in fair value of $0.1 million, $4.1 million, and $0.4 million was recognized for warrants exercised during the years ended December 31, 2020, 2019 and 2018, respectively.

10. Share-Based Compensation
Share-based compensation includes stock options, service-based RSUs and performance and service based RSUs granted under our 2012 Stock Incentive Plan (2012 Plan) and our Amended and Restated 2014 Omnibus Incentive Plan (2014 Plan, and together with the 2012 Plan, the Stock Plans).
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
For the years ended December 31, 2020, 2019 and 2018, we incurred $11.1 million, $13.0 million and $12.6 million, respectively, of expenses related to awards granted under our Stock Plans. We recognized related income tax benefits of $2.3 million, $2.7 million and $2.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
A summary of option activity during the years ended December 31, 2020, 2019 and 2018, is as follows:

For the year ended December 31, 2020	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
	(Shares in Thousands)
Options outstanding at December 31, 2019	1,928	$4.84	$13.04
Options granted	—	—	—
Options exercised	(435)	4.21	11.17
Options forfeited	—	—	—
Options expired	—	—	—
Options outstanding at December 31, 2020	1,493	$5.02	$13.59

For the year ended December 31, 2019	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
	(Shares in Thousands)
Options outstanding at December 31, 2018	2,882	$4.24	$11.42
Options granted	163	8.85	22.19
Options exercised	(1,117)	3.88	10.19
Options forfeited	—	—	—
Options expired	—	—	—
Options outstanding at December 31, 2019	1,928	$4.84	$13.04

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

For the Year Ended December 31, 2018	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
	(Shares in Thousands)
Options outstanding at December 31, 2017	3,311	$3.95	$10.41
Options granted	383	6.32	18.08
Options exercised	(803)	4.06	10.43
Options forfeited	—	—	—
Options expired	(9)	4.05	10.51
Options outstanding at December 31, 2018	2,882	$4.24	$11.42
As of December 31, 2020, there were approximately 1.3 million fully vested and exercisable options. There were 0.4 million exercises during the year with an aggregate intrinsic value of $6.0 million. The weighted average exercise price for the fully vested and exercisable options was $12.39. The remaining weighted average contractual life of fully vested and exercisable options as of December 31, 2020 was 4.85 years. The aggregate grant date intrinsic value of fully vested and exercisable options was $12.9 million as of December 31, 2020.
As of December 31, 2020, there was $0.2 million of total unrecognized compensation cost related to non-vested stock options. The weighted-average period over which total remaining compensation costs related to non-vested stock options will be recognized is 0.86 years.
No stock options were granted during the year ended December 31, 2020. The estimated grant date fair values of the stock options granted during the years ended December 31, 2019 and 2018 were calculated using the Black-Scholes valuation model based on the following assumptions.

	For the years ended December 31,
	2019	2018
Expected life	6 years	6 years
Risk free interest rate	2.57%	2.66-2.89%
Dividend yield	—%	—%
Expected stock price volatility	36.8%	30.1-30.6%
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
Dividend yield - is calculated by dividing the expected annual dividend by our stock price at the valuation date.
Expected price volatility - is a measure of the amount by which a price has fluctuated or is expected to fluctuate.
A summary of RSU activity during the years ended December 31, 2020, 2019 and 2018 is as follows:

For the year ended December 31, 2020	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2019	1,202	$18.67
Restricted stock units granted	646	22.67
Restricted stock units vested	(664)	17.68
Restricted stock units forfeited	(122)	19.55
Non-vested restricted stock units at December 31, 2020	1,062	$21.61

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

For the year ended December 31, 2019	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2018	1,753	$12.06
Restricted stock units granted	470	24.42
Restricted stock units vested	(970)	9.71
Restricted stock units forfeited	(51)	15.06
Non-vested restricted stock units at December 31, 2019	1,202	$18.67

For the Year Ended December 31, 2018	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2017	2,065	$8.15
Restricted stock units granted	701	17.22
Restricted stock units vested	(913)	7.42
Restricted stock units forfeited	(100)	9.89
Non-vested restricted stock units at December 31, 2018	1,753	$12.06
At December 31, 2020, we had 1.1 million granted and non-vested RSUs, consisting of 1.0 million RSUs that are subject to service condition vesting requirements and 0.1 million RSUs that are subject to performance and service condition vesting requirements. The total fair value of RSUs vested during the year ended December 31, 2020 was $11.7 million. The remaining weighted average contractual life of non-vested RSUs was 1.44 years. As of December 31, 2020, there was $8.8 million of total unrecognized compensation costs related to non-vested RSUs, compared to $7.2 million as of December 31, 2019. The weighted-average period over which total remaining compensation costs related to non-vested RSUs will be recognized is 1.49 years.
Non-vested RSUs subject to service condition vesting requirements vest over a period ranging from one to five years. Non-vested RSUs subject to performance and service condition vesting requirements vest over a three year period, with the number of shares issued upon vesting based on a compound annual book value per share growth target. The fair value of non-vested RSUs is measured as the closing price of our common stock on the date of grant less the present value of anticipated dividends to be paid during the vesting period.
401(k) Savings Plan
We offer our employees a 401(k) Savings Plan (401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (IRC). Under the 401(k) Plan, we match up to 100% of eligible employees' pre-tax contributions up to 5% of eligible compensation. During the years ended December 31, 2020, 2019 and 2018, we incurred approximately $2.2 million, $2.5 million and $1.6 million of expense related to our matching 401(k) Plan contributions, respectively.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
11. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. NMIH files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries.
Total income tax expense consists of the following components:

	For the year ended December 31,
	2020	2019	2018
	(In Thousands)
Current	$34	$(386)	$1,677
Deferred	46,506	45,082	26,357
Total income tax expense	$46,540	$44,696	$28,034
For the years ended December 31, 2020, 2019 and 2018, we had income tax expenses of $46.5 million, $44.7 million, and $28.0 million, respectively, including amounts related to current state income taxes and changes to our federal and state net deferred tax liability.
The following table presents a reconciliation between the federal statutory income tax rate and our effective income tax rate:

	For the year ended December 31,
	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
State provision	0.5	0.5	0.7
Share-based and other compensation	0.1	(1.7)	(1.4)
Warrant gain/loss	(0.3)	0.9	0.2
Other	—	(0.1)	0.1
Effective income tax rate	21.3%	20.6%	20.6%

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
The components of our net deferred tax asset are summarized as follows:

	As of December 31,
	2020	2019
Deferred tax asset	(In Thousands)
Net operating loss carry forwards	$7,938	$9,244
Share-based compensation	5,067	5,959
Unearned premium reserve	4,844	5,213
Accrued expenses	3,198	4,539
Other (1)	1,592	1,972
Total gross deferred tax asset	22,639	26,927
Less: valuation allowance	(7,610)	(7,857)
Total deferred tax asset	15,029	19,070
Deferred tax liability
Contingency reserve	(91,429)	(47,730)
Deferred acquisition costs	(13,381)	(12,902)
Unrealized gain on investments	(15,432)	(7,634)
Capitalized software	(5,569)	(5,107)
Other (1)	(1,804)	(2,057)
Total deferred tax liability	(127,615)	(75,430)
Net deferred income tax (liability)	$(112,586)	$(56,360)
(1)    Prior periods have been reclassified for consistency and presentation purposes.
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent.
During the years ended December 31, 2020 and 2019, we purchased $38.8 million and $7.6 million of tax and loss bonds, respectively. As a result, we had no current federal income tax provision for the years ended December 31, 2020 and 2019. As of December 31, 2020 and 2019, we held $46.4 million and $7.6 million of tax and loss bonds, respectively, in "Other assets" in our consolidated balance sheet.
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
At December 31, 2020, we had a federal net operating loss carryforward of $2.1 million which expires in varying amounts in 2030 and 2031, and state net operating loss carryforward of $111.6 million which expire in varying amounts from 2031 to 2041. Section 382 of the IRC imposes annual limitations on a corporation's ability to utilize its net operating loss carryforwards if it experiences an "ownership change." As a result of the acquisition of our insurance subsidiaries in 2012, $7.3 million of federal net operating losses were subject to annual limitations of $0.8 million through 2016, and $0.3 million, thereafter, through 2028. Our federal net operating loss carryforward arises from this limitation and the constraint on our ability to utilize the net operating loss carryforward in full during the current period.
At December 31, 2020 and 2019, we recorded valuation allowances of $7.6 million and $7.9 million, respectively against state net deferred tax assets that may not be realized in future periods. The valuation allowances for both years primarily relate to state net operating losses generated by NMIH, as NMIH operates at a loss and currently only generates revenue from its investment portfolio.
As of December 31, 2020 and 2019, we had no reserves for unrecognized tax benefits as we have taken no material uncertain tax positions that would have required a reserve to be measured and recognized.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
We file income tax returns with the U.S. federal government and various state jurisdictions that are subject to potential examination by tax authorities. We are not currently under examination by federal or state jurisdictions. Our U.S. federal income tax returns for 2017 and subsequent years, and state income tax returns for 2016 and subsequent years, remain open by statute.
12. Software and Equipment
Software and equipment consist largely of capitalized software developed to support our mortgage insurance operations. Software and equipment, net of accumulated amortization and depreciation, as of December 31, 2020 and 2019, consists of the following:

	December 31, 2020	December 31, 2019
	(In Thousands)
Software	$59,678	$46,522
Equipment	9,123	8,992
Leasehold improvements	3,402	3,442
Subtotal	72,203	58,956
Accumulated amortization and depreciation	(42,538)	(32,860)
Software and equipment, net	$29,665	$26,096
Capitalized costs for software, equipment, and leasehold improvements during the years ended December 31, 2020, 2019 and 2018, were $14.5 million, $10.6 million, and $9.8 million, respectively. Amortization and depreciation expense for software, equipment, and leasehold improvements for the years ended December 31, 2020, 2019, and 2018 were $9.9 million, $9.3 million, and $7.8 million, respectively.
13. Intangible Assets and Goodwill
Intangible assets and goodwill consist of identifiable intangible assets and goodwill purchased in connection with the acquisition of our insurance subsidiaries. Intangible assets and goodwill as of both December 31, 2020 and 2019 were as follows:

	(In Thousands)	Expected Lives
Goodwill	$3,244	Indefinite
State licenses	260	Indefinite
GSE applications	130	Indefinite
Total intangible assets and goodwill	$3,634
We test goodwill and intangible assets for impairment in the third and fourth quarter, respectively, of every year, or more frequently if we believe indicators of impairment exist. No impairments of indefinite-lived intangibles or goodwill were identified during the years ended December 31, 2020, 2019 and 2018.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
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
By April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. We certified to the GSEs by April 15, 2020, that NMIC was in full compliance with the PMIERs as of December 31, 2019. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of a failure to meet one or more of the PMIERs requirements. We continuously monitor NMIC's compliance with the PMIERs.
Leases
We have two operating lease agreements related to our corporate headquarters and a data center facility for which we recognized operating ROU assets and lease liabilities of $4.6 million and $5.3 million in "Other assets" and "Other liabilities," respectively, on our consolidated balance sheet as of December 31, 2020. As of December 31, 2019, we recognized operating ROU assets and lease liabilities of $6.4 million and $7.4 million, respectively. As of December 31, 2020 and 2019, we did not have any finance leases.
We did not enter any new operating leases or recognize any new ROU assets or lease liabilities during the year ended December 31, 2020. ROU assets exchanged for new operating lease liabilities for the year ended December 31, 2019 were $8.1 million, primarily in connection with our initial adoption of ASU 2016-02, Leases (Topic 842).
The following table provides a summary of our ROU asset and lease liability assumptions as of December 31, 2020:

Weighted-average remaining lease term	2.2 years
Weighted-average discount rate	6.21%
Cash paid on our operating leases for the years ended December 31, 2020, 2019 and 2018 was $2.5 million, $2.5 million and $2.3 million and lease expense incurred was $2.3 million, $2.2 million and $2.1 million during each respective period, reflecting the net benefit of incentives received at inception of the lease.
Future payments due under our existing operating leases as of December 31, 2020 are as follows:

Years ending December 31,	(In Thousands)
2021	$2,609
2022	2,574
2023	462
Total undiscounted lease payments	5,645
Less effects of discounting	(391)
Present value of lease payments	$5,254
Lease expense is recorded in underwriting and operating expenses on our consolidated statements of operations. Our existing operating leases have original terms that range from three to five years. The lease for our corporate headquarters includes

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
an option to renew for an additional five years at prevailing market rates at time of renewal. We have not included this renewal option in our calculation of minimum lease payments as it is not reasonably certain to be exercised.
15. Common Stock
As of December 31, 2020, we had 85.2 million outstanding shares of Class A common stock. Holders of our common stock have no preemptive or conversion rights or other subscription rights, and there are no redemption or sinking fund provisions applicable to the common stock. Each holder of our common stock is entitled to one vote per share on all matters to be voted upon by stockholders, and there are no cumulative voting rights. Holders of common stock are entitled to receive dividends ratably if any are declared.
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
The Wisconsin OCI has imposed a prescribed accounting practice for the treatment of statutory contingency reserves that differs from the treatment promulgated by the NAIC. Under Wisconsin OCI's prescribed practice mortgage guaranty insurers are required to reflect changes in their contingency reserves through statutory income. Such approach contrasts with the NAIC's treatment, which records changes to contingency reserves directly to unassigned funds. As a Wisconsin-domiciled insurer, NMIC's statutory net income reflects an expense associated with the change in its contingency reserve. While such treatment impacts NMIC's statutory net income, it does not have an effect on the company's statutory capital position.
NMIC and Re One's combined statutory net income (loss), statutory surplus, contingency reserve, statutory capital and risk-to-capital (RTC) ratios as of and for the years ended December 31, 2020, 2019 and 2018 were as follows:

	As of and for the year ended December 31,
	2020	2019	2018
	(In Thousands)
Statutory net (loss) gain	$(20,136)	$15,233	$(19,784)

Statutory surplus	894,331	449,602	430,785
Contingency reserve	768,324	531,825	332,702
Statutory capital (1)	1,662,655	981,427	763,487

Risk-to-capital	11.7:1	15.8:1	13.1:1
(1) Represents the total of the statutory surplus and contingency reserve.
In June 2020, NMIH contributed approximately $445 million of capital to NMIC following completion of its common stock and senior notes offerings.
Under applicable law in Wisconsin and 15 other states, mortgage insurers must maintain minimum amounts of statutory capital relative to RIF to continue writing new business. While formulations of minimum statutory capital may vary in each state, the most common measure allows for a maximum permitted RTC ratio of 25:1. Wisconsin and certain other states, including California and Illinois, apply a substantially similar requirement referred to as minimum policyholders' position.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
The NAIC formed a Mortgage Guaranty Insurance Working Group (the Working Group) in 2012 to discuss, develop and recommend changes to the regulatory oversight and solvency standards of the mortgage insurance industry, including changes to the Mortgage Guaranty Insurance Model Act (Model Act). The Working Group has proposed amendments to the Model Act that include, among other changes, adoption of a risk-based capital model. If adopted by the NAIC, some or all of the 16 states that currently have minimum statutory capital requirements, and potentially others that do not, are expected to enact a portion or all of the revised Model Act, including the loan-level capital model.
As of December 31, 2020, NMIC's performing primary RIF, net of reinsurance, was approximately $19.4 billion and its RTC ratio was 12.0:1, significantly below applicable limits. As of December 31, 2019, NMIC's performing primary RIF, net of reinsurance, was approximately $15.4 billion and its RTC ratio was 16.3:1.
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
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs that may restrict their ability to pay dividends to NMIH. Under Wisconsin law, NMIC and Re One may pay dividends up to specified levels (i.e., "ordinary" dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts (i.e.,"extraordinary" dividends), are subject to the Wisconsin OCI's prior approval. Under Wisconsin law, an extraordinary dividend is defined as any payment or distribution that together with other dividends and distributions made within the preceding twelve months exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the twelve-month period ending the preceding December 31. NMIC and Re One have never paid dividends to NMIH. Re One has the capacity to pay aggregate ordinary dividends of $1.6 million to NMIH during the twelve-month period ending December 31, 2021. NMIC reported a statutory net loss for the year ended December 31, 2020 and does not have the capacity to pay dividends to NMIH during the twelve-month period ended December 31, 2021 without prior approval from the Wisconsin OCI.
The Wisconsin OCI has approved the allocation of interest expense on the $400 million Notes and $110 million 2020 Revolving Credit Facility to NMIC, to the extent proceeds from such offering and facility are distributed to NMIC or used to repay, redeem or otherwise defease amounts raised by NMIC under prior credit arrangements that have previously been distributed to NMIC.
As an approved insurer under PMIERs, NMIC would generally be subject to prior GSE approval of its ability to pay dividends to NMIH if it failed to meet the financial requirements prescribed by PMIERs. In response to the COVID pandemic, the GSEs issued temporary PMIERs guidance, effective for the period from June 30, 2020 to June 30, 2021, that requires approved insurers to secure approval from the GSEs prior to paying any dividends, even if the approved insurer otherwise satisfies the financial requirements prescribed by PMIERs.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
17. Quarterly Financial Data (Unaudited)

	2020 Quarters				2020
	First	Second	Third	Fourth	Year
	(In Thousands, except per share data)
Net premiums earned	$98,717	$98,944	$98,802	$100,709	$397,172
Net investment income	8,104	7,070	8,337	8,386	31,897
Net realized investment (losses) gains	(72)	711	(4)	295	930
Other revenues	900	1,223	648	513	3,284
Insurance claims and claim expenses	5,697	34,334	15,667	3,549	59,247
Underwriting and operating expenses	32,277	30,370	33,969	34,994	131,610
Service expenses	734	1,090	557	459	2,840
Interest expense	2,744	5,941	7,796	7,906	24,387
(Gain) loss from change in fair value of warrant liability	(5,959)	1,236	437	1,379	(2,907)
Pre-tax income	72,156	34,977	49,357	61,616	218,106
Income tax expense	13,885	8,129	11,178	13,348	46,540
Net income	$58,271	$26,848	$38,179	$48,268	$171,566

Basic earnings per share (1)	$0.85	$0.36	$0.45	$0.57	$2.20
Diluted earnings per share (1)	$0.74	$0.36	$0.45	$0.56	$2.13

Weighted average common shares outstanding - basic	68,563	73,617	84,805	84,956	78,023
Weighted average common shares outstanding - diluted	70,401	74,174	85,599	86,250	79,263
(1)    Due to the use of weighted average shares outstanding when calculating EPS, the sum of quarterly per share data may not equal the per share data for the year.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

	2019 Quarters				2019
	First	Second	Third	Fourth	Year
	(In Thousands, except per share data)
Net premiums earned	$73,868	$83,249	$92,381	$95,517	$345,015
Net investment income	7,383	7,629	7,882	7,962	$30,856
Net realized investment (losses) gains	(187)	(113)	81	264	$45
Other revenues	42	415	1,244	1,154	$2,855
Insurance claims and claim expenses	2,743	2,923	2,572	4,269	$12,507
Underwriting and operating expenses	30,800	32,190	32,335	31,296	$126,621
Service expenses	49	353	909	937	$2,248
Interest expense	3,061	3,071	2,979	2,974	$12,085
Loss (gain) from change in fair value of warrant liability	5,479	1,685	(1,139)	2,632	$8,657
Pre-tax income	38,974	50,958	63,932	62,789	$216,653
Income tax expense	6,075	11,858	14,169	12,594	$44,696
Net income	$32,899	$39,100	$49,763	$50,195	$171,957

Basic earnings per share (1)	$0.49	$0.58	$0.73	$0.74	$2.54
Diluted earnings per share (1)	$0.48	$0.56	$0.69	$0.71	$2.47

Weighted average common shares outstanding - basic	66,692	67,590	67,849	68,140	67,573
Weighted average common shares outstanding - diluted	68,996	69,590	70,137	70,276	69,721
(1)    Due to the use of weighted average shares outstanding when calculating EPS, the sum of quarterly per share data may not equal the per share data for the year.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
18. Subsequent Event

Quota share reinsurance

Effective January 1, 2021, NMIC entered into its fourth quota share reinsurance treaty with a broad panel of highly rated reinsurers (2021 QSR Transaction). Under the 2021 QSR Transaction, NMIC will cede premiums earned related to 22.5% of the risk on eligible policies written from January 1, 2021 through December 31, 2021, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 57.5% that varies directly and inversely with ceded claims. The 2021 QSR Transaction is scheduled to terminate on December 31, 2031. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement at December 31, 2026, or at the end of any calendar quarter thereafter, which would result in NMIC recapturing the reinsured risk.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2020, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which appears below.
There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
NMI Holdings, Inc.
Emeryville, California
Opinion on Internal Control over Financial Reporting
We have audited NMI Holdings, Inc.'s (the "Company's") internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company and subsidiaries at December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and financial statement schedules listed in the accompanying index and our report dated February 24, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Controls and Procedures." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
February 24, 2021

Item 9B. Other Information
    None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2020. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2020. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2020. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
    The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2020. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2020. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1.    Financial Statements — See the "Index to Financial Statements" included in Item 8 of this report for a list of the financial statements filed as part of this report.
2.    Financial Statement Schedules — See the "Index to Financial Statement Schedules" on page 141 of this report for a list of the financial statement schedules filed as part of this report.
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

4.8	Description of Securities
10.1 ~	NMI Holdings Inc. 2012 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Form S-1 Registration Statement (registration No. 333-191635), filed on October 9, 2013)
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
Commitment Letter dated July 12, 2013 for Bulk Fannie Mae-Paid Loss-on-Sale Mortgage Insurance on the Portfolio of approximately $5.46 billion Purchased by Fannie Mae and Identified by Fannie Mae as Deal No. 2013 MIRT 01 and by the Company as Policy No. P-0001-01 (incorporated herein by reference to Exhibit 10.14 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.13
Credit Agreement, dated November 10, 2015, between NMI Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.1 to our Form 8-K, filed on November 10, 2015)

10.14
Amendment No. 1, dated February 10, 2017, to the Credit Agreement dated November 10, 2015, between NMI Holdings, Inc., the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 10, 2017)

10.15
Amendment No. 2, dated October 25, 2017, to the Credit Agreement dated November 10, 2015, between NMI Holdings, Inc., the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on October 26, 2017)

10.16
Credit Agreement, dated May 24, 2018, between NMI Holdings, Inc., the lender party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.1 to our Form 8-K, filed on May 25, 2018)

10.17
Extension Amendment, dated as of March 20, 2020, to the Company's Credit Agreement, dated as of May 24, 2018, by and among the Company, the lender parties thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on March 20, 2020)

10.18
Joinder Agreement, dated as of March 20, 2020, to the Company's Credit Agreement, dated as of May 24, 2018, by and among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and Citibank, N.A. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on March 20, 2020)

10.19
Amendment No. 1, dated as of May 6, 2020, to the Company's Credit Agreement, dated as of May 24, 2018, by and among the Company, the lender parties thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on May 6, 2020)

10.20
Joinder Agreement, dated as of October 29, 2020, to the Company's Credit Agreement, dated as of May 24, 2018, by and among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and Citibank, N.A. (incorporated herein by reference to Exhibit 10.20 to our Form 10-Q, filed on November 11, 2020)

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

21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
23.1	Consent of BDO USA, LLP
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from NMI Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets as of December 31, 2020 and 2019
(ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2020
(iii) Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2020
(iv) Consolidated Statements of Cash Flows for each of the three years ended December 31, 2020, and
(v) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

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

NMI HOLDINGS, INC.
Date: February 24, 2021	By: /s/ Claudia J. Merkle
Name: Claudia J. Merkle Title: Chief Executive Officer

Signature	Title	Date
/s/ Claudia J. Merkle
Claudia J. Merkle /s/ Adam S. Pollitzer	Chief Executive Officer (Principal Executive Officer)	February 24, 2021
Adam S. Pollitzer /s/ Julie C. Norberg	Chief Financial Officer (Principal Financial Officer)	February 24, 2021
Julie C. Norberg /s/ Bradley M. Shuster	Controller	February 24, 2021
Bradley M. Shuster /s/ Steven L. Scheid	Executive Chairman	February 24, 2021
Steven L. Scheid /s/ James G. Jones	Director	February 24, 2021
James G. Jones /s/ Regina Muehlhauser	Director	February 24, 2021
Regina Muehlhauser /s/ Michael Montgomery	Director	February 24, 2021
Michael Montgomery /s/ Michael Embler	Director	February 24, 2021
Michael Embler /s/ James H. Ozanne	Director	February 24, 2021
James H. Ozanne /s/ Lynn S. McCreary	Director	February 24, 2021
Lynn S. McCreary /s/ Priya Huskins	Director	February 24, 2021
Priya Huskins	Director	February 24, 2021

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in our Consolidated Financial Statements and notes thereto.

NMI HOLDINGS, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2020	Amortized Cost	Fair Value	Amount Reflected on Balance Sheet
	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$29,412	$31,598	$31,598
Municipal debt securities	407,323	421,348	421,348
Corporate debt securities	1,165,260	1,219,791	1,219,791
Asset-backed securities	128,471	131,180	131,180
Total bonds	1,730,466	1,803,917	1,803,917
Short-term investments	369	369	369
Total investments	$1,730,835	$1,804,286	$1,804,286

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
PARENT COMPANY ONLY

	December 31, 2020	December 31, 2019
	(In Thousands, except for share data)
Assets
Fixed maturities, available-for-sale, at fair value	$52,867	$41,220
Cash and cash equivalents	19,146	13,431
Investment in subsidiaries, at equity in net assets	1,724,360	1,025,286
Accrued investment income	263	219
Prepaid expenses	2,912	3,332
Due from affiliates, net	76,892	62,241
Software and equipment, net	29,665	26,096
Other assets	5,676	7,188
Total assets	$1,911,781	$1,179,013
Liabilities
Debt	$393,301	$145,764
Accounts payable and accrued expenses	30,802	24,871
Warrant liability, at fair value	4,409	7,641
Deferred tax liability, net	108,424	62,921
Other liabilities	5,254	7,396
Total liabilities	542,190	248,593

Shareholders' equity
Common stock - class A shares, $0.01 par value; 85,163,039 and 68,358,074 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively (250,000,000 shares authorized)	852	684
Additional paid-in capital	937,872	707,003
Accumulated other comprehensive income, net of tax	53,856	17,288
Retained earnings	377,011	205,445
Total shareholders' equity	1,369,591	930,420
Total liabilities and shareholders' equity	$1,911,781	$1,179,013

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF OPERATIONS
PARENT COMPANY ONLY

	For the year ended December 31,
	2020	2019	2018
	(In Thousands)
Revenues
Net investment income	$398	$1,124	$1,145
Net realized investment gains	23	1	5
Total revenues	421	1,125	1,150

Expenses
Other operating expenses	9,262	11,714	21,095
Interest expense	—	—	2,227
(Gain) loss from change in fair value of warrant liability	(2,907)	8,657	1,397
Total expenses	6,355	20,371	24,719

Equity in net income of subsidiaries	217,134	226,480	134,127

Income before income taxes	211,200	207,234	110,558
Income tax expense	39,634	35,277	2,631
Net income	$171,566	$171,957	$107,927

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) in accumulated other comprehensive loss, net of tax expense (benefit) of $25, $82, and ($34) for each of the years in the three-year period ended December 31, 2020, respectively	94	308	(128)
Reclassification adjustment for (gains) losses included in net loss, net of tax expense (benefit) of $5, $0 and ($1) for each of the years in the three-year period ended December 31, 2020, respectively	(18)	—	2
Equity in other comprehensive income (loss) of subsidiaries	36,492	31,812	(12,129)
Other comprehensive income (loss), net of tax	36,568	32,120	(12,255)
Comprehensive income	$208,134	$204,077	$95,672

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY

	For the year ended December 31,
	2020	2019	2018
Cash flows from operating activities	(In Thousands)
Net income	$171,566	$171,957	$107,927
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Gain) loss from change in fair value of warrant liability	(2,907)	8,657	1,397
Net realized investment gains	(23)	(1)	(5)
Depreciation and amortization	807	286	274
Amortization of debt discount and debt issuance costs	4,036	1,011	3,390
Deferred income taxes	45,483	44,030	25,163
Share-based compensation expense	11,115	13,031	12,557
Changes in operating assets and liabilities:
Equity in net income of subsidiaries (1)	(217,134)	(226,480)	(133,837)
Accrued investment income	(44)	(3)	(14)
Receivable from affiliates	(14,651)	(20,902)	(18,932)
Prepaid expenses	420	(409)	(1,010)
Other assets	(336)	165	1,258
Accounts payable and accrued expenses	4,592	(1,640)	5,393
Net cash provided by (used in) operating activities	2,924	(10,298)	3,561
Cash flows from investing activities
Capitalization of subsidiaries	(445,448)	(800)	(70,500)
Purchase of short-term investments	(19,897)	(104,192)	(134,376)
Purchase of fixed-maturity investments, available-for-sale	(53,504)	(2,186)	(12,906)
Proceeds from maturity of short-term investments	41,228	111,539	122,612
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	20,241	5,877	22,954
Software and equipment	(2,633)	(854)	(415)
Net cash (used in) provided by investing activities	(460,013)	9,384	(72,631)
Cash flows from financing activities
Proceeds from issuance of common stock related to public offering, net of issuance costs	219,687	—	79,165
Proceeds from issuance of common stock related to employee equity plans	8,871	21,748	12,857
Proceeds from issuance of common stock related to warrant exercises	—	—	321
Taxes paid related to net share settlement of equity awards	(8,961)	(18,248)	(9,722)
Proceeds from senior secured notes	400,000	—	149,250
Repayments of term loan	(147,750)	(1,500)	(147,375)
Payments of debt issuance costs	(9,043)	—	(3,609)
Net cash provided by financing activities	462,804	2,000	80,887

Net increase in cash, cash equivalents and restricted cash	5,715	1,086	11,817
Cash, cash equivalents and restricted cash, beginning of period	13,431	12,345	528
Cash, cash equivalents and restricted cash, end of period	19,146	$13,431	$12,345
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
Note B
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs that may restrict their ability to pay dividends to NMIH. Under Wisconsin law, NMIC and Re One may pay dividends up to specified levels (i.e., "ordinary" dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts (i.e.,"extraordinary" dividends), are subject to the Wisconsin OCI's prior approval. Under Wisconsin law, an extraordinary dividend is defined as any payment or distribution that together with other dividends and distributions made within the preceding twelve months exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the twelve-month period ending the preceding December 31.
Re One has the capacity to pay aggregate ordinary dividends of $1.6 million to NMIH during the twelve-month period ending December 31, 2021. NMIC reported a statutory net loss for the year ended December 31, 2020 and does not have the capacity to pay dividends to NMIH during the twelve-month period ended December 31, 2021 without prior approval from the Wisconsin OCI.
The remaining net assets from dividend capacity are considered restricted. As of December 31, 2020, the amount of restricted net assets held by our consolidated insurance subsidiaries, which represents our equity investment in those insurance subsidiaries less their aggregate dividend capacity, totaled $1.7 billion, compared to $1.0 billion as of December 31, 2019.
Note C
The Parent Company provides certain services to its subsidiaries. The Parent Company allocates to its subsidiaries corporate expense it incurs in the capacity of supporting those subsidiaries, based on either an allocated percentage of time spent or internally allocated capital. Total operating expenses allocated to subsidiaries for each of the years in the three year period ended December 31, 2020 were $152.9 million, $117.1 million and $111.6 million, respectively. Amounts charged to the subsidiaries for operating expenses are based on actual cost, without any mark-up. The Parent Company considers these charges fair and reasonable. The subsidiaries reimburse the Parent Company for these costs in a timely manner, which has the impact of improving the cash flows of the Parent Company.

NMI HOLDINGS, INC.
SCHEDULE IV - FINANCIAL INFORMATION OF REGISTRANT
REINSURANCE

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the years ended December 31,	(In thousands)
2020	$472,998	$75,826	$—	$397,172	—%
2019	398,303	53,288	—	345,015	—%
2018	292,064	40,867	—	251,197	—%