Form 10-Q
period 2021-03-31
NMI Holdings, Inc.
filed 2021-05-05
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on April 30, 2021 was 85,599,908 shares.

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
•adoption of new or changes to existing laws and regulations that impact our business or financial condition directly or the mortgage insurance industry generally or their enforcement and implementation by regulators, including the timing and eventual implementation of the final rules concerning "Qualified Mortgage" and "Qualified Residential Mortgage" definitions and the expiration of the "QM Patch" under the Dodd-Frank Act Ability to Repay/Qualified Mortgage rule;
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
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report on Form 10-Q, including the exhibits hereto. In addition, for additional discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner, you should review the Risk Factors in Part II, Item 1A of this Report and in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 10-K), as subsequently updated in other reports we file from time to time with the U.S. Securities and Exchange Commission (SEC).
Unless expressly indicated or the context requires otherwise, the terms "we," "our," "us" and the "Company" in this document refer to NMI Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries on a consolidated basis.

PART I
Item 1. Financial Statements

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2021	December 31, 2020
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $1,815,190 and $1,730,835 as of March 31, 2021 and December 31, 2020, respectively)	$1,831,511	$1,804,286
Cash and cash equivalents (including restricted cash of $4,868 and $5,555 as of March 31, 2021 and December 31, 2020, respectively)	115,517	126,937
Premiums receivable	52,206	49,779
Accrued investment income	10,495	9,862
Prepaid expenses	4,999	3,292
Deferred policy acquisition costs, net	62,294	62,225
Software and equipment, net	31,298	29,665
Intangible assets and goodwill	3,634	3,634
Prepaid reinsurance premiums	4,842	6,190
Reinsurance recoverable	18,686	17,608
Other assets	52,349	53,188
Total assets	$2,187,831	$2,166,666

Liabilities
Debt	$393,622	$393,301
Unearned premiums	127,407	118,817
Accounts payable and accrued expenses	57,139	61,716
Reserve for insurance claims and claim expenses	96,103	90,567
Reinsurance funds withheld	7,569	8,653
Warrant liability, at fair value	4,239	4,409
Deferred tax liability, net	115,150	112,586
Other liabilities	6,294	7,026
Total liabilities	807,523	797,075
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 85,599,908 and 85,163,039 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively (250,000,000 shares authorized)	856	852
Additional paid-in capital	940,827	937,872
Accumulated other comprehensive income, net of tax	8,723	53,856
Retained earnings	429,902	377,011
Total shareholders' equity	1,380,308	1,369,591
Total liabilities and shareholders' equity	$2,187,831	$2,166,666

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended March 31,
	2021	2020
Revenues	(In Thousands, except for per share data)
Net premiums earned	$105,879	$98,717
Net investment income	8,814	8,104
Net realized investment losses	—	(72)
Other revenues	501	900
Total revenues	115,194	107,649
Expenses
Insurance claims and claim expenses	4,962	5,697
Underwriting and operating expenses	34,065	32,277
Service expenses	591	734
Interest expense	7,915	2,744
Loss (gain) from change in fair value of warrant liability	205	(5,959)
Total expenses	47,738	35,493

Income before income taxes	67,456	72,156
Income tax expense	14,565	13,885
Net income	$52,891	$58,271

Earnings per share
Basic	$0.62	$0.85
Diluted	$0.61	$0.74

Weighted average common shares outstanding
Basic	85,317	68,563
Diluted	86,487	70,401

Net income	$52,891	$58,271
Other comprehensive loss, net of tax:
Unrealized losses in accumulated other comprehensive loss, net of tax benefit of $11,997 and $3,424 for the quarters ended March 31, 2021 and 2020, respectively	(45,133)	(12,881)
Reclassification adjustment for realized losses included in net income, net of tax benefit of $15 for the quarter ended March 31, 2020	—	57
Other comprehensive loss, net of tax	(45,133)	(12,824)
Comprehensive income	$7,758	$45,447

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2020	85,163	$852	$937,872	$53,856	$377,011	$1,369,591
Common stock: class A shares issued related to warrant exercises	24	*	557	—	—	557
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	413	4	(624)	—	—	(620)
Share-based compensation expense	—	—	3,022	—	—	3,022
Change in unrealized investment gains/losses, net of tax benefit of $11,997	—	—	—	(45,133)	—	(45,133)
Net income	—	—	—	—	52,891	52,891
Balances, March 31, 2021	85,600	$856	$940,827	$8,723	$429,902	$1,380,308

*    During the three months ended March 31, 2021, we issued 23,750 common shares with a par value of $0.01 in connection with the exercise of warrants, which is not identifiable in this schedule due to rounding.

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

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities	(In Thousands)
Net income	$52,891	$58,271
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	—	72
Loss (gain) from change in fair value of warrant liability	205	(5,959)
Depreciation and amortization	2,675	2,441
Net amortization of premium on investment securities	1,636	318
Amortization of debt discount and debt issuance costs	443	258
Deferred income taxes	14,561	13,880
Share-based compensation expense	3,022	2,552
Changes in operating assets and liabilities:
Premiums receivable	(2,427)	(787)
Accrued investment income	(633)	(361)
Prepaid expenses	(1,707)	(1,238)
Deferred policy acquisition costs, net	(69)	(2,662)
Other assets	148	(157)
Unearned premiums	8,590	(9,734)
Reserve for insurance claims and claim expenses	5,536	5,727
Reinsurance recoverable (1)	(1,078)	(1,253)
Reinsurance balances, net (1)	101	562
Accounts payable and accrued expenses	1,570	(14,078)
Net cash provided by operating activities	85,464	47,852
Cash flows from investing activities
Purchase of short-term investments	—	(41,872)
Purchase of fixed-maturity investments, available-for-sale	(109,933)	(58,427)
Proceeds from maturity of short-term investments	—	81,207
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	15,942	46,368
Software and equipment	(2,456)	(1,493)
Net cash (used in) provided by investing activities	(96,447)	25,783
Cash flows from financing activities
Proceeds from issuance of common stock related to employee equity plans	3,886	3,367
Proceeds from issuance of common stock related to warrants	182	—
Taxes paid related to net share settlement of equity awards	(4,505)	(7,117)
Repayments of term loan	—	(375)
Payments of debt issuance/modification costs	—	(778)
Net cash (used in) financing activities	(437)	(4,903)

Net (decrease) increase in cash, cash equivalents and restricted cash	(11,420)	68,732
Cash, cash equivalents and restricted cash, beginning of period	126,937	41,089
Cash, cash equivalents and restricted cash, end of period	$115,517	$109,821

Supplemental disclosures of cash flow information
Interest paid	$—	$2,403
Income taxes refunded	$206	$—
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
NMIC, our primary insurance subsidiary, issued its first mortgage insurance policy in April 2013. NMIC is licensed to write mortgage insurance in all 50 states and DC. In August 2015, NMIH capitalized a wholly-owned subsidiary, NMI Services, Inc. (NMIS), through which we offer outsourced loan review services to mortgage loan originators.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, which include the results of NMIH and its wholly-owned subsidiaries, have been prepared in accordance with the instructions to Form 10-Q as prescribed by the SEC for interim reporting and include other information and disclosures required by accounting principles generally accepted in the U.S. (GAAP). Our accounts are maintained in U.S. dollars. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2020, included in our 2020 10-K. All intercompany transactions have been eliminated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as of the balance sheet date. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates. Certain reclassifications to previously reported financial information have been made to conform to current period presentation. The results of operations for the interim period may not be indicative of the results that may be expected for the full year ending December 31, 2021.
COVID-19 Developments
On January 30, 2020, the World Health Organization (WHO) declared the outbreak of COVID-19 a global health emergency and subsequently characterized the outbreak as a global pandemic on March 11, 2020. In an effort to stem contagion and control the COVID-19 pandemic, the population at large severely curtailed day-to-day activity and local, state and federal regulators imposed a broad set of restrictions on personal and business conduct nationwide. The COVID-19 pandemic, along with the widespread public and regulatory response, caused a dramatic slowdown in U.S. and global economic activity and a record number of Americans were furloughed or laid-off in the ensuing downturn.
The global dislocation caused by COVID-19 was unprecedented. In response to the COVID-19 outbreak and uncertainty that it introduced, we activated our disaster continuity program to ensure our employees were safe and able to manage our business without interruption. We pursued a broad series of capital and reinsurance transactions to bolster our balance sheet and expand our ability to serve our customers and their borrowers, and we updated our underwriting guidelines and policy pricing in consideration for the increased level of macroeconomic volatility.
While there is increased optimism that the acute health risk posed by and economic impact of COVID-19 has begun to recede, the pandemic continues to affect communities across the U.S. and poses significant risk globally. The path and pace of global economic recovery will depend, in large part, on the course of the virus, which itself remains unknown and subject to risk. Given this uncertainty, we are not able to fully assess or estimate the ultimate impact COVID-19 will have on the mortgage insurance market, our business performance or our financial position including our new business production, default and claims experience, and investment portfolio results at this time.
Significant Accounting Principles
There have been no changes to our significant accounting principles as described in Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - Summary of Accounting Principles" of our 2020 10-K, except as noted in "Recent Accounting Pronouncements - Adopted" below.
Recent Accounting Pronouncements - Adopted
In December 2019, the Financial Accounting Standards Board (the FASB) issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The update eliminates certain exceptions for recognizing deferred taxes for investments, performing intra-period allocations and calculating income taxes in interim periods. The ASU also includes guidance to reduce complexity in certain income tax areas, including recognizing deferred taxes for tax goodwill and allocating

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
taxes to members of a consolidated group. We adopted this ASU on January 1, 2021 and determined it did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements - Not Yet Adopted
In August 2018, the FASB issued ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (Topic 944). The update provides guidance to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. The FASB subsequently issued ASU 2019-09 in November 2019 and ASU 2020-11 in November 2020, which amended the effective date for this standard and provided transition relief to facilitate early application for long duration contracts. These standards will now take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. We are currently evaluating the impact the adoption of these ASUs will have, if any, on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The update provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. Reference rate reform refers to the global transition away from referencing the London Interbank Offered Rate (LIBOR) in financial contracts, which is expected to be discontinued beginning in 2021 through 2023. The ASU includes optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This standard may be elected and applied prospectively over time from March 12, 2020 through December 31, 2022 as reference rate reform activities occur. The adoption of, and future elections under, this ASU are not expected to have a material impact on our consolidated financial statements as the ASU will ease, if warranted, the requirements for accounting for the future effects of the rate reform. We continue to monitor the impact the discontinuance of LIBOR or another reference rate will have on our contracts and other transactions.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity's Own Equity (Subtopic 815-40). This update simplifies the accounting for convertible instruments and contracts on an entity's own equity, including warrants, eliminating certain triggers for derivative accounting. The standard will take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. We have evaluated the impact the adoption of this ASU and we do not expect it to have a material impact on our consolidated financial statements, including our warrant liability.

2. Investments
We hold all investments on an available-for-sale basis and evaluate each position quarterly for impairment. We recognize an impairment on a security through the statement of operations if (i) we intend to sell the impaired security; or (ii) it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis. If a sale is intended or likely to be required, we write down the amortized cost basis of the security to fair value and recognize the full amount of the impairment through the statement of operations as a "Net Realized Investment Loss." To the extent we determine that a security impairment is credit-related, an impairment loss is recognized through the statement of operations as a provision for credit loss expense. The portion of a security impairment attributed to other non-credit related factors is recognized in other comprehensive income, net of taxes.
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of March 31, 2021	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$29,419	$1,570	$—	$30,989
Municipal debt securities	470,470	7,148	(6,508)	471,110
Corporate debt securities	1,184,374	31,181	(18,843)	1,196,712
Asset-backed securities	130,557	1,922	(149)	132,330
Total bonds	1,814,820	41,821	(25,500)	1,831,141
Short-term investments	370	—	—	370
Total investments	$1,815,190	$41,821	$(25,500)	$1,831,511

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2020	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$29,412	$2,186	$—	$31,598
Municipal debt securities	407,323	14,027	(2)	421,348
Corporate debt securities	1,165,260	55,014	(483)	1,219,791
Asset-backed securities	128,471	2,736	(27)	131,180
Total bonds	1,730,466	73,963	(512)	1,803,917
Short-term investments	369	—	—	369
Total investments	$1,730,835	$73,963	$(512)	$1,804,286
We did not own any mortgage-backed securities in our asset-backed securities portfolio at March 31, 2021 or December 31, 2020.
The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Financial	36%	37%
Consumer	24	23
Utilities	11	11
Communications	11	10
Technology	10	10
Industrial	8	9
Total	100%	100%
As of March 31, 2021 and December 31, 2020, approximately $5.7 million of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair value of available-for-sale securities as of March 31, 2021 and December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of March 31, 2021	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$60,399	$60,995
Due after one through five years	541,790	564,386
Due after five through ten years	1,031,646	1,024,333
Due after ten years	50,798	49,467
Asset-backed securities	130,557	132,330
Total investments	$1,815,190	$1,831,511

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of December 31, 2020	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$57,429	$57,949
Due after one through five years	507,444	536,520
Due after five through ten years	1,016,230	1,056,098
Due after ten years	21,261	22,539
Asset-backed securities	128,471	131,180
Total investments	$1,730,835	$1,804,286
Aging of Unrealized Losses
As of March 31, 2021, the investment portfolio had gross unrealized losses of $25.5 million, none of which had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2020, the investment portfolio had gross unrealized losses of $0.5 million, of which $8 thousand had been in an unrealized loss position for a period of twelve months or longer. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of March 31, 2021		(Dollars in Thousands)
Municipal debt securities	132	$259,994	$(6,508)	—	$—	$—	132	$259,994	$(6,508)
Corporate debt securities	98	591,836	(18,843)	—	—	—	98	591,836	(18,843)
Asset-backed securities	4	7,988	(149)	—	—	—	4	7,988	(149)
Total	234	$859,818	$(25,500)	—	$—	$—	234	$859,818	$(25,500)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2020		(Dollars in Thousands)
Municipal debt securities	4	3,548	(2)	—	—	—	4	3,548	(2)
Corporate debt securities	9	40,081	(483)	1	33	—	10	40,114	(483)
Asset-backed securities	2	5,191	(19)	1	2,495	(8)	3	7,686	(27)
Total	15	$48,820	$(504)	2	$2,528	$(8)	17	$51,348	$(512)
Allowance for credit losses
As of March 31, 2021, we did not recognize an allowance for credit loss for any security in the investment portfolio and we did not record any provision for credit loss for investment securities during the three months ended March 31, 2021, and March 31, 2020.
The increase in the number of securities in and the aggregate size of the unrealized loss position as of March 31, 2021, was primarily driven by interest rate movements following the purchase date of certain securities. Based on current facts and circumstances, we believe the unrealized losses as of March 31, 2021 are not indicative of the ultimate collectability of the current amortized cost of the securities.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Investment Income
The following table presents the components of net investment income:

	For the three months ended March 31,
	2021	2020
	(In Thousands)
Investment income	$9,225	$8,349
Investment expenses	(411)	(245)
Net investment income	$8,814	$8,104

The following table presents the components of net realized investment losses:

	For the three months ended March 31,
	2021	2020
	(In Thousands)
Gross realized investment gains	$—	$540
Gross realized investment losses	—	(612)
Net realized investment losses	$—	$(72)

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2021	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$30,989	$—	$—	$30,989
Municipal debt securities	—	471,110	—	471,110
Corporate debt securities	—	1,196,712	—	1,196,712
Asset-backed securities	—	132,330	—	132,330
Cash, cash equivalents and short-term investments	115,887	—	—	115,887
Total assets	$146,876	$1,800,152	$—	$1,947,028
Warrant liability	—	—	4,239	4,239
Total liabilities	$—	$—	$4,239	$4,239

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2020	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$31,598	$—	$—	$31,598
Municipal debt securities	—	421,348	—	421,348
Corporate debt securities	—	1,219,791	—	1,219,791
Asset-backed securities	—	131,180	—	131,180
Cash, cash equivalents and short-term investments	127,306	—	—	127,306
Total assets	$158,904	$1,772,319	$—	$1,931,223
Warrant liability	—	—	4,409	4,409
Total liabilities	$—	$—	$4,409	$4,409
There were no transfers between Level 2 and Level 3 of the fair value hierarchy during the three months ended March 31, 2021, or the year ended December 31, 2020.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides a roll-forward of Level 3 liabilities measured at fair value:

	For the three months ended March 31,
Warrant Liability	2021	2020
	(In Thousands)
Balance, January 1	$4,409	$7,641
Change in fair value of warrant liability included in earnings	205	(5,959)
Issuance of common stock on warrant exercise	(375)	(221)
Balance, March 31	$4,239	$1,461
The following table outlines the key inputs and assumptions used to calculate the fair value of the warrant liability in the Black-Scholes option-pricing model as of the dates indicated.

	As of March 31,
	2021	2020
Common stock price	$23.64	$11.61
Risk free interest rate	0.08%	0.23%
Expected life	1.06 years	2.06 years
Expected volatility	89.4%	61.4%
Dividend yield	0%	0%
The changes in fair value of the warrant liability for the three months ended March 31, 2021 and 2020 were driven by changes in the price of our common stock, exercise of outstanding warrants and changes in other Black-Scholes model inputs during the respective periods.
Financial Instruments not Measured at Fair Value
On June 19, 2020, we issued $400.0 million aggregate principal amount of senior secured notes that mature on June 1, 2025 (the Notes) and used a portion of the proceeds from the Notes offering to repay the outstanding amount due under our $150 million term loan (2018 Term Loan). At March 31, 2021, the Notes were carried at a cost of $393.6 million, net of unamortized debt issuance costs of $6.4 million, and had a fair value of $461.7 million as assessed under our Level 2 hierarchy. At December 31, 2020, the Notes were carried at a cost of $393.3 million, net of unamortized debt issuance costs of $6.7 million, and had a fair value of $447.1 million.
4. Debt
Senior Secured Notes
At March 31, 2021, we had $400.0 million aggregate principal amount of senior secured notes outstanding. The Notes were issued pursuant to an indenture dated June 19, 2020 (the Indenture) and bear interest at a rate of 7.375%, payable semi-annually on June 1 and December 1. $244.4 million of proceeds from the Notes offering were contributed to our lead operating subsidiary, NMIC and remaining proceeds were used to repay the outstanding amount due under the 2018 Term Loan due on May 24, 2023 and to pay underwriting fees incurred connection with the offering.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Interest expense for the Notes includes interest and the amortization of capitalized debt issuance costs. In connection with the Notes offering, we recorded capitalized debt issuance costs of $7.4 million. Such amounts will be amortized over the contractual life of the Notes using the effective interest method. At March 31, 2021, $6.4 million of unamortized debt issuance costs remained.
At March 31, 2021 and December 31, 2020, $9.8 million and $2.5 million, respectively, of accrued and unpaid interest on the Notes was included in "Accounts Payable and Accrued Expenses" on our condensed consolidated balance sheet.
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
On October 30, 2020, we entered into a Joinder Agreement to the Credit Agreement, increasing the aggregate principal amount of commitments under the 2020 Revolving Credit Facility from $100 million to $110 million. All other terms remained unchanged. As of March 31, 2021, no amounts were drawn under the 2020 Revolving Credit Facility.
Under the 2020 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of March 31, 2021, the applicable commitment fee was 0.35%. For the three months ended March 31, 2021, we recorded $0.1 million of commitment fees in interest expense.
We incurred debt issuance costs of $0.8 million in connection with the 2020 Revolving Credit Facility and had $0.6 million of unamortized debt issuance costs associated with the 2018 Revolving Credit Facility remaining at the time of its amendment and replacement. Combined unamortized debt issuance will be amortized through interest expense on a straight-line basis over the contractual life of the 2020 Revolving Credit Facility. At March 31, 2021, remaining unamortized deferred debt issuance costs were $0.9 million.
We are subject to certain covenants under the 2020 Revolving Credit Facility, including, but not limited to, the following: a maximum debt-to-total capitalization ratio of 35%, a minimum liquidity requirement, compliance with the PMIERs' financial requirements (subject to any GSE approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants at March 31, 2021.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended
	March 31, 2021	March 31, 2020
	(In Thousands)
Net premiums written
Direct	$136,232	$103,453
Ceded (1)	(20,417)	(12,082)
Net premiums written	$115,815	$91,371

Net premiums earned
Direct	$127,643	$113,187
Ceded (1)	(21,764)	(14,470)
Net premiums earned	$105,879	$98,717
(1)    Net of profit commission.
Excess-of-loss reinsurance
NMIC is party to excess-of-loss reinsurance agreements with Oaktown Re Ltd., Oaktown Re II Ltd., Oaktown Re III Ltd., Oaktown Re IV Ltd. and Oaktown Re V Ltd. (special purpose reinsurance entities collectively referred to as the Oaktown Re Vehicles). Each agreement provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies written during a discrete period. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the respective Oaktown Re Vehicle then provides second layer loss protection up to a defined reinsurance coverage amount. NMIC then retains losses in excess of the respective reinsurance coverage amounts.
NMIC makes risk premium payments to the Oaktown Re Vehicles for the applicable outstanding reinsurance coverage amount and pays an additional amount for anticipated operating expenses (capped at $300 thousand per year to Oaktown Re Ltd. and $250 thousand per year to Oaktown Re II Ltd., Oaktown Re III Ltd., Oaktown Re IV Ltd. and Oaktown Re V Ltd.). NMIC ceded aggregate premiums to the Oaktown Re Vehicles of $9.4 million and $3.9 million during the three months ended March 31, 2021 and March 31, 2020, respectively. The increase in premiums ceded is due to the inception of the excess-of-loss reinsurance agreements that NMIC entered in with Oaktown Re IV Ltd. and Oaktown Re V Ltd.
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to the Oaktown Re Vehicles during the three months ended March 31, 2021 and 2020, as the aggregate first layer risk retention for each applicable agreement was not exhausted during such periods.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
suspended for the duration of the Lock-Out Event for each ILN Transaction, and during such period assets will be preserved in the applicable reinsurance trust account to collateralize the excess-of-loss reinsurance coverage provided to NMIC.
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each of the ILN Transactions. Current amounts are presented as of March 31, 2021.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2017 ILN Transaction	May 2, 2017	1/1/2013 - 12/31/2016	$211,320	$40,226	$126,793	$121,376
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	264,545	158,489	125,312	123,051
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	231,877	123,424	122,838
2020-1 ILN Transaction	July 30, 2020	7/1/2019 - 3/31/2020	322,076	174,314	169,514	169,514
2020-2 ILN Transaction	October 29, 2020	4/1/2020 - 9/30/2020 (2)	242,351	218,741	121,777	121,177
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
Under the terms of the 2018, 2019, 2020-1 and 2020-2 ILN Transactions, we are required to maintain a certain level of restricted funds in premium deposit accounts with Bank of New York Mellon until the respective notes have been redeemed in full. "Cash and cash equivalents" on our condensed consolidated balance sheet includes restricted amounts of $4.9 million as of March 31, 2021. We are not required to deposit additional funds into the premium deposit accounts in the future and the restricted balances required under these transactions will decline over time as the outstanding principal balance of the respective insurance-linked notes are amortized.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
    Quota share reinsurance
NMIC is party to four outstanding quota share reinsurance treaties - the 2016 QSR Transaction, effective September 1, 2016, the 2018 QSR Transaction, effective January 1, 2018, the 2020 QSR Transaction, effective April 1, 2020, and the 2021 QSR Transaction, effective January 1, 2021 - which we refer to collectively as the QSR Transactions. Under each of the QSR Transactions, NMIC cedes a proportional share of its risk on eligible policies written during a discrete period to panels of third-party reinsurance providers. Each of the third-party reinsurance providers has an insurer financial strength rating of A- or better by Standard & Poor's Rating Service (S&P), A.M. Best Company, Inc. (A.M. Best) or both.
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
Under the terms of the 2021 QSR Transaction, NMIC cedes premiums earned related to 22.5% of the risk on eligible policies written in 2021. The 2021 QSR Transaction is scheduled to terminate on December 31, 2031. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2024, or at the end of any calendar quarter thereafter, which would result in NMIC recapturing the related risk.
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
The following table shows amounts related to the QSR Transactions:

	For the three months ended
	March 31, 2021	March 31, 2020
	(In Thousands)
Ceded risk-in-force	$6,330,409	$4,843,715
Ceded premiums earned	(25,747)	(23,011)
Ceded claims and claim expenses	1,180	1,532
Ceding commission earned	5,162	4,513
Profit commission	13,380	12,413

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Ceded premiums written under the 2016 QSR Transaction are recorded on the balance sheet as prepaid reinsurance premiums and amortized to ceded premiums earned in a manner consistent with the recognition of revenue on direct premiums. Under the 2018, 2020 and 2021 QSR Transactions, premiums are ceded on an earned basis as defined in the agreement. NMIC receives a 20% ceding commission for premiums ceded under the QSR Transactions. NMIC also receives a profit commission under each of the QSR Transactions, provided that the loss ratios on loans covered under the 2016 QSR Transaction, 2018 QSR Transaction, 2020 QSR Transaction and 2021 QSR Transaction, generally remain below 60%, 61%, 50% and 57.5%, respectively, as measured annually. Ceded claims and claim expenses under each of the QSR Transactions reduce the respective profit commission received by NMIC on a dollar-for-dollar basis.
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. NMIC's reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to the 2016 QSR Transaction was $4.5 million as of March 31, 2021.
In accordance with the terms of the 2018, 2020 and 2021 QSR Transactions, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also recognized quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. Reinsurance recoverables on loss reserves related to the 2018 QSR Transaction and 2020 QSR Transaction were $13.4 million and $0.8 million, respectively, as of March 31, 2021.
We remain directly liable for all claim payments if we are unable to collect reinsurance recoverables due from our reinsurers and, as such, we actively monitor and manage our counterparty credit exposure to our reinsurance providers. We establish an allowance for expected credit loss against our reinsurance recoverables if we do not expect to recover amounts due from one or more of our reinsurance counterparties, and report our reinsurance recoverables net of such allowance, if any. We actively monitor the counterparty credit profiles of our reinsurers and each is required to partially collateralize its obligations under the terms of our QSR Transactions. As of March 31, 2021, we did not recognize any allowance for credit loss with respect to our reinsurance recoverables.
6. Reserves for Insurance Claims and Claim Expenses
We hold gross reserves in an amount equal to the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. A loan is considered to be in "default" as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. As of March 31, 2021, we had 11,090 primary loans in default and held gross reserves for insurance claims and claim expenses of $96.1 million. During the three months ended March 31, 2021, we paid 16 claims totaling $0.6 million, including 15 claims covered under the QSR Transactions representing $0.1 million of ceded claims and claim expenses.
In 2013, we entered into a pool insurance transaction with Fannie Mae. The pool transaction includes a deductible, which represents the amount of claims to be absorbed by Fannie Mae before we are obligated to pay any claims. We only establish reserves for pool risk if we expect claims to exceed this deductible. At March 31, 2021, 198 loans in the pool were in default. These 198 loans represented approximately $16.3 million of RIF. Due to the size of the remaining deductible, our expectation that a limited number of loans in default will progress to a claim and the expected severity on such claim submissions (all loans in the pool had loan-to-value (LTV) ratios under 80% at origination), we did not establish any case or IBNR reserves for pool risk at March 31, 2021. In connection with the settlement of pool claims, we applied $1.0 million to the pool deductible through March 31, 2021. At March 31, 2021, the remaining pool deductible was $9.4 million. We have not paid any pool claims to date. 100% of our pool RIF is reinsured under the 2016 QSR Transaction.
We had 11,090 loans in default in our primary insured portfolio as of March 31, 2021, which represented a 2.54% default rate against 436,652 total policies in-force. We had 1,449 loans in default in our primary insured portfolio as of March 31, 2020, which represented a 0.38% default rate against 376,852 total policies in-force. The increase in our default population is primarily due to challenges borrowers have faced related to the COVID-19 outbreak and their decision to access the forbearance program for federally backed loans codified under the Coronavirus Aid, Relief, and Economic Security (CARES) Act or similar programs

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
made available by private lenders.
The size of the reserve we establish for each defaulted loan (and by extension our aggregate reserve for claims and claim expenses) reflects our best estimate of the future claim payment to be made for each individual loan in default. Our future claims exposure is a function of the number of defaulted loans that progress to claim payment (which we refer to as frequency) and the amount to be paid to settle such claims (which we refer to as severity). Our estimates of claims frequency and severity are not formulaic, rather they are broadly synthesized based on historical observed experience for similarly situated loans and assumptions about future macroeconomic factors. We generally observe that forbearance programs are an effective tool to bridge dislocated borrowers from a time of acute stress to a future date when they can resume timely payment of their mortgage obligations. The effectiveness of forbearance programs is enhanced by the availability of various repayment and loan modification options which allow borrowers to amortize or, in certain instances, outright defer payments otherwise due during the forbearance period over an extended length of time. In response to the COVID-19 outbreak, the Federal Housing Financing Agency (FHFA) and GSEs introduced new repayment and loan modification options to further assist borrowers with their transition out of forbearance programs and default status.
Our reserve setting process considers the beneficial impact of forbearance, foreclosure moratorium and other assistance programs available to defaulted borrowers. At March 31, 2021, we established lower reserves for defaults that we consider to be connected to the COVID-19 outbreak given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs. While we established lower reserves per defaulted loan at March 31, 2021 compared to March 31, 2020, our total reserve position increased due to the growth in the size of our default population.
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses:

	For the three months ended March 31,
	2021	2020
	(In Thousands)
Beginning balance	$90,567	$23,752
Less reinsurance recoverables (1)	(17,608)	(4,939)
Beginning balance, net of reinsurance recoverables	72,959	18,813

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	10,557	7,558
Prior years (3)	(5,595)	(1,861)
Total claims and claim expenses incurred	4,962	5,697

Less claims paid:
Claims and claim expenses paid:
Current year (2)	12	—
Prior years (3)	492	1,224
Total claims and claim expenses paid	504	1,224

Reserve at end of period, net of reinsurance recoverables	77,417	23,286
Add reinsurance recoverables (1)	18,686	6,193
Ending balance	$96,103	$29,479
(1)    Related to ceded losses recoverable under the QSR Transactions. See Note 5, "Reinsurance" for additional information.
(2) Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $5.3 million attributed to net case reserves and $5.3 million attributed to net IBNR reserves for the three months ended March 31, 2021 and $6.0 million attributed to net case reserves and $1.6 million attributed to net IBNR reserves for the three months ended March 31, 2020.
(3) Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $0.6 million attributed to net case reserves and $5.0 million attributed to net IBNR reserves for the three months ended March 31, 2021 and $0.6 million attributed to net case reserves and $1.3 million attributed to net IBNR reserves for the three months ended March 31, 2020.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The "claims incurred" section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $83.0 million related to prior year defaults remained as of March 31, 2021.

7. Earnings per Share (EPS)
Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and common stock equivalents that would be issuable upon the vesting of service based and performance and service-based restricted stock units (RSUs), and the exercise of vested and unvested stock options and outstanding warrants. The number of shares issuable for RSUs subject to performance and service based vesting requirements are only included in diluted shares if the relevant performance measurement period has commenced and results during such period meet the necessary performance criteria. The following table reconciles the net income and the weighted average shares of common stock outstanding used in the computations of basic and diluted EPS of common stock.

	For the three months ended March 31,
	2021	2020
	(In Thousands, except for per share data)
Net income	$52,891	$58,271
Basic weighted average shares outstanding	85,317	68,563
Basic earnings per share	$0.62	$0.85

Net income	$52,891	$58,271
Gain from change in fair value of warrant liability	—	(5,959)
Diluted net income	$52,891	$52,312

Basic weighted average shares outstanding	85,317	68,563
Dilutive effect of issuable shares	1,170	1,838
Diluted weighted average shares outstanding	86,487	70,401

Diluted earnings per share	$0.61	$0.74

Anti-dilutive shares	314	15

8. Warrants
We issued 992 thousand warrants in connection with a private placement of our common stock in April 2012, of which 285 thousand remained outstanding available for exercise at March 31, 2021. Each warrant gives the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million.
During the three months ended March 31, 2021, 27 thousand warrants were exercised resulting in the issuance of 24 thousand shares of common stock. Upon exercise, we reclassified approximately $0.4 million of warrant fair value from warrant liability to additional paid-in capital. During the three months ended March 31, 2020, nine thousand warrants were exercised resulting in the issuance of six thousand shares of common stock. Upon exercise, we reclassified approximately $0.2 million of warrant fair value from warrant liability to additional paid-in capital.
9. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. NMIH files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our effective tax rate on our

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
pre-tax income was 21.6% for the three months ended March 31, 2021, compared to 19.2% for the three months ended March 31, 2020. Our provision for income taxes for interim reporting periods is established based on our estimated annual effective tax rate for a given year. Our effective tax rate may fluctuate between interim periods due to the impact of discrete items not included in our estimated annual effective tax rate, including the tax effects associated with the vesting of RSUs and exercise of options, and the change in fair value of our warrant liability. Such items are treated on a discrete basis in the reporting period in which they occur.
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent. As a result, our interim provision for income taxes for the three months ended March 31, 2021 represents a change in our net deferred tax liability. As of March 31, 2021 and December 31, 2020, we held $46.4 million of tax and loss bonds in "Other assets" on our condensed consolidated balance sheet.

10. Premium Receivable
Premiums receivable consists of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the associated receivable is written off against earned premium and the related insurance policy is canceled. We recognize an allowance for credit losses for premiums receivable based on credit losses expected to arise over the life of the receivable. Due to the nature of our insurance policies (a necessary precondition for access to mortgage credit for covered borrowers) and the short duration of the related receivables, we do not typically experience credit losses against our premium receivables and did not establish an allowance for credit loss at March 31, 2021.

Premiums receivable may be written off prior to 120 days in the ordinary course of business for non-credit events including, but not limited to, the modification or refinancing of an underlying insured loan.
We establish a reserve for the write-off of premiums receivable based on historical experience. Our premium write-off reserve was not material at March 31, 2021 or December 31, 2020.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NMIC and Re One's combined statutory net income was $6.4 million and $7.7 million for the three months ended March 31, 2021 and 2020, respectively.
The Wisconsin OCI has imposed a prescribed accounting practice for the treatment of statutory contingency reserves that differs from the treatment promulgated by the NAIC. Under Wisconsin OCI's prescribed practice mortgage guaranty insurers are required to reflect changes in their contingency reserves through statutory income. Such approach contrasts with the NAIC's treatment, which records changes to contingency reserves directly to unassigned funds. As a Wisconsin-domiciled insurer, NMIC's statutory net income reflects an expense associated with the change in its contingency reserve. While such treatment impacts NMIC's statutory net income, it does not have an effect on NMIC's statutory capital position.
The following table presents NMIC and Re One's combined statutory surplus, contingency reserve, statutory capital and risk-to-capital (RTC) ratio:

	March 31, 2021	December 31, 2020
	(In Thousands)
Statutory surplus	$899,412	$894,331
Contingency reserve	832,145	768,324
Statutory capital (1)	$1,731,557	$1,662,655

Risk-to-capital	13.2:1	11.7:1
(1)    Represents the total of the statutory surplus and contingency reserve.
NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in the State of Delaware. Delaware law provides that dividends are only payable out of a corporation's capital surplus or, subject to certain limitations, recent net profits.
NMIC and Re One are subject to certain rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs that may restrict their ability to pay dividends to NMIH. Re One has the capacity to pay $1.6 million of aggregate ordinary dividends to NMIH during the twelve-month period ending December 31, 2021. NMIC reported a statutory net loss for the year ended December 31, 2020 and does not have the capacity to pay dividends to NMIH during the twelve-month period ended December 31, 2021 without prior approval from the Wisconsin OCI. Neither Re One nor NMIC have ever paid dividends to NMIH.
As an approved insurer under PMIERs, NMIC would generally be subject to prior GSE approval of its ability to pay dividends to NMIH if it failed to meet the financial requirements prescribed by PMIERs. In response to the COVID pandemic, the GSEs issued temporary PMIERs guidance, effective for the period from June 30, 2020 to June 30, 2021, that requires approved insurers to secure approval from the GSEs prior to paying any dividends, even if the approved insurer otherwise satisfies the financial requirements prescribed by PMIERs. We cannot be certain that the GSEs will not amend the terms, or extend the duration, of this prior approval requirement beyond its current expiration of June 30, 2021.
12. Subsequent Event
On April 27, 2021, NMIC entered into a reinsurance agreement with Oaktown Re VI Ltd. (Oaktown Re VI), a Bermuda domiciled special purpose reinsurer, that provides for up to $367.2 million of aggregate excess-of-loss reinsurance coverage at inception for new delinquencies on an existing portfolio of mortgage insurance policies primarily written between October 1, 2020 and March 31, 2021. For the reinsurance coverage period, NMIC will retain the first layer of $163.7 million of aggregate losses and Oaktown Re VI will then provide second layer coverage up to the outstanding reinsurance coverage amount. NMIC will then retain losses in excess of the outstanding reinsurance coverage amount.
Oaktown Re VI financed the coverage by issuing mortgage insurance-linked notes in an aggregate principal amount of $367.2 million to unaffiliated investors. The notes issued by Oaktown Re VI mature on October 25, 2033; all proceeds raised were deposited into a reinsurance trust to collateralize and fund the obligations of Oaktown Re VI to NMIC under the reinsurance agreement. Funds in the reinsurance trust account are required to be invested in high credit quality money market funds at all times. We refer to NMIC's reinsurance agreement with and the insurance-linked notes issued by Oaktown Re VI as the 2021-1 ILN Transaction. Under the terms of the 2021-1 ILN Transaction, NMIC makes risk premium payments for the applicable outstanding reinsurance coverage amount and pays Oaktown Re VI for anticipated operating expenses (capped at $250,000 per year).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
    The following analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2020 10-K, for a more complete understanding of our financial position and results of operations. In addition, investors should review the "Cautionary Note Regarding Forward-Looking Statements" above and the "Risk Factors" detailed in Part II, Item 1A of this report and in Part I, Item 1A of our 2020 10-K, as subsequently updated in other reports we file with the SEC, for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year or for any other period.
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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of March 31, 2021, we had master policies with 1,609 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of March 31, 2021, we had $125.4 billion of total insurance-in-force (IIF), including primary IIF of $123.8 billion, and $31.3 billion of gross RIF, including primary RIF of $31.2 billion.
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
Our common stock trades on the NASDAQ under the symbol "NMIH." Our headquarters is located in Emeryville, California. As of March 31, 2021, we had 250 employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
We discuss below our results of operations for the periods presented, as well as the conditions and trends that have impacted or are expected to impact our business, including new insurance writings, the composition of our insurance portfolio and other factors that we expect to impact our results.
COVID-19 Developments
On January 30, 2020, the WHO declared the outbreak of COVID-19 a global health emergency and subsequently characterized the outbreak as a global pandemic on March 11, 2020. In an effort to stem contagion and control the COVID-19 pandemic, the population at large severely curtailed day-to-day activity and local, state and federal regulators imposed a broad set of restrictions on personal and business conduct nationwide. The COVID-19 pandemic, along with the widespread public and regulatory response, caused a dramatic slowdown in U.S. and global economic activity and a record number of Americans were furloughed or laid-off in the ensuing downturn.
The global dislocation caused by COVID-19 was unprecedented. In response to the COVID-19 outbreak and uncertainty that it introduced, we activated our disaster continuity program to ensure our employees were safe and able to manage our business without interruption. We pursued a broad series of capital and reinsurance transactions to bolster our balance sheet and expand our ability to serve our customers and their borrowers, and we updated our underwriting guidelines and policy pricing in consideration for the increased level of macroeconomic volatility.

The U.S. housing market demonstrated notable resiliency in the face of COVID stress, with significant purchase demand, record levels of mortgage origination activity and nationwide house price appreciation emerging shortly after the onset of the pandemic. More recently, the development of new vaccines and accelerating pace of the inoculation effort across the U.S. has allowed for the broad resumption of personal and business activity nationwide, and provided hope for a sharp economic rebound in 2021.

While there is increased optimism that the acute health risk posed by and economic impact of COVID-19 has begun to recede, the pandemic continues to affect communities across the U.S. and poses significant risk globally. The path and pace of global economic recovery will depend, in large part, on the course of the virus, which itself remains unknown and subject to risk. Given this uncertainty, we are not able to fully assess or estimate the ultimate impact COVID-19 will have on the mortgage insurance market, our business performance or our financial position including our new business production, default and claims experience, and investment portfolio results at this time.

Potential Impact on the U.S. Housing Market and Mortgage Insurance Industry
The U.S. housing market has demonstrated significant resiliency amidst the broader economic dislocation caused by the outbreak of COVID-19. Low interest rates have helped to support housing affordability, medical concerns and lifestyle preferences have driven people to move from densely populated urban areas to suburban communities where social distancing is more easily achieved, and shelter-in-place directives have reinforced the value of homeownership – all of which contributed to an influx of new home buyers, record levels of purchase demand, and nationwide house price appreciation.
While the possibility remains that the housing market will soften, we believe the general strength of the market coming into the COVID-19 crisis and demonstrated resiliency thus far through the pandemic will help to mitigate the risk of a severe pullback. We observe several favorable differences in the current environment compared to the period leading up to and through the 2008 Financial Crisis – the last period of significant economic volatility in the U.S. and one noted for its significant housing market dislocation. Such differences include:
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
(iv)    the availability and immediate application by the government, regulators, lenders, loan servicers and others of a broad toolkit of resources designed to aid distressed borrowers, including forbearance, foreclosure moratoriums and other assistance programs codified under the CARES Act enacted on March 27, 2020; and
(v)    the broader and equally immediate application of significant fiscal and monetary stimulus by the federal government under the CARES Act, and subsequently under the Consolidated Appropriations Act enacted on December 27, 2020 (the CAA) and the American Rescue Plan Act enacted on March 11, 2021 (the American Rescue Plan), as well as across a range of other programs designed to assist unemployed individuals and distressed businesses, and support the smooth functioning of various capital and risk markets

We also perceive the house price environment in the period leading up to the COVID-crisis to be anchored by more balanced market fundamentals than that in the period leading up to the 2008 Financial Crisis. We believe the 2008 Financial Crisis was directly precipitated by irresponsible behavior in the housing market that drove home prices to unsustainable heights (a so-called "bubble"). We see a causal link between the housing market and the 2008 Financial Crisis that we do not see in the COVID-19 outbreak, and we believe this will further contribute to housing market stability in the current period.
Purchase mortgage origination volume has increased significantly as factors related to the COVID-19 crisis have spurred significant incremental demand for homeownership. Refinancing origination volume has also grown dramatically as historically low mortgage rates, though rising in recent months, have created refinancing opportunities for a large number of existing borrowers.
Growth in total mortgage origination volume increases the addressable market for the U.S. mortgage insurance industry, while accelerated refinancing activity increases prepayment speed on outstanding insured mortgages. In this context, total U.S. mortgage insurance industry new insurance written (NIW) volume increased to record levels following the onset of the COVID pandemic and the persistency of existing in-force insured risk across the industry declined meaningfully.
While we currently observe broad resiliency in the housing and high-LTV mortgage markets and, for the reasons discussed above, expect this trend to continue in the near term, the ultimate impact of COVID-19 remains highly uncertain. See Item 1A of our 2020 10K, "Risk Factors - The COVID-19 outbreak may continue to materially adversely affect our business, results of operations and financial condition."
Potential Impact on NMI's Business Performance and Financial Position
Operations
We had 250 employees at March 31, 2021, including 112 who typically work at our corporate headquarters in Emeryville, CA and 138 who typically work from home in locations across the country. In response to the COVID-19 outbreak, we activated our business continuity program and instituted additional work-from-home practices for our 112 Emeryville-based staff. We transitioned our operations seamlessly and have continued to positively engage with customers on a remote basis. Our IT environment, underwriting capabilities, policy servicing platform and risk architecture have continued without interruption, and our internal control environment are unchanged. We achieved this transition without incurring additional capital expenditures or operating expenses and we believe our current operating platform can continue to support our newly distributed needs for an extended period without further investment beyond that planned in the ordinary course.
While the broad COVID vaccination effort and relaxation of local restrictions on indoor business operation may allow for a general resumption of in-office activity for our headquarters-based employees, the success of our remote work experience through the pandemic may cause us to offer increased flexibility for employees who prefer a full-time or part-time distributed engagement in the future. If we offer such flexibility and a large enough number of employees elect such an approach, our office and real estate needs could evolve.
New Business Production
Our NIW volume increased significantly following the onset of the COVID-19 pandemic driven by the broad resiliency of the housing market, growth in total mortgage origination volume and increasing size of the U.S. mortgage insurance market, as well as the continued expansion of our customer franchise. We wrote $26.4 billion of NIW during the three months ended March 31, 2021, up 134% compared to the three months ended March 31, 2020.
While we currently expect our new business production will remain elevated, the potential onset of a new viral wave and rising case counts, reintroduction of broad-based shelter in place directives, increased unemployment or other potential outcomes related to COVID-19 could drive a moderation or decline in our volume going forward.
We have broadly defined underwriting standards and loan-level eligibility criteria that are designed to limit our exposure to higher risk loans, and have used Rate GPS to actively shape the mix of our new business production and insured portfolio by, among other risk factors, borrower FICO score, debt-to-income (DTI) ratio and LTV ratio. In the weeks following the outbreak of COVID-19, we adopted changes to our underwriting guidelines, including changes to our loan documentation requirements, asset reserve requirements, employment verification process and income continuance determinations, that further strengthened the credit risk profile of our NIW volume and IIF. At March 31, 2021, the weighted average FICO score of our RIF was 754 and we had a 3% mix of below 680 FICO score risk. Similarly, at March 31, 2021, the weighted average LTV ratio (at origination) of our insured portfolio was 92.4% and we had a 10% mix of 97% LTV risk.

We set our premium rates based on a broad range of individual and market variables, including property type, type of loan product, borrower credit characteristics, and lender profile. Given the significant economic dislocation caused by the COVID-19 outbreak, and the uncertain duration and ultimate global impact of this crisis, we took action to increase the premium rates we charge on all new business production, in accordance with our filed rates and applicable rating rules, following the onset of the pandemic.
Delinquency Trends and Claims Expense
At March 31, 2021, we had 11,090 defaulted loans in our primary insured portfolio, which represented a 2.5% default rate against our 436,652 total policies in-force, and identified 14,805 loans that were enrolled in a forbearance program, including 9,988 of those in default status.
Our default population increased significantly following the outbreak of the pandemic as borrowers faced increased challenges related to COVID-19 and chose to access the forbearance program for federally backed loans codified under the CARES Act or other similar assistance programs made available by private lenders. After this significant initial spike our default experience has steadily improved as an increasing number of impacted borrowers have cured their delinquencies, and fewer new defaults have emerged.
Our total population of defaulted loans peaked in August 2020 and has since declined every month with consistency. As of April 30, 2021, our default population was 10,060, representing a 2.24% default rate.
The table below highlights default and forbearance activity in our primary portfolio as of the dates indicated

	Default and Forbearance Activity as of
	3/31/2020	6/30/2020	9/30/2020	12/31/2020	3/31/21
Number of loans in default	1,449	10,816	13,765	12,209	11,090
Default rate (1)	0.38%	2.90%	3.60%	3.06%	2.54%

Number of loans in forbearance	3,122	28,555	24,809	19,464	14,805
Forbearance rate (2)	0.83%	7.66%	6.50%	4.87%	3.39%

(1)    Default rate is calculated as the number of loans in default divided by total polices in force
(2)    Forbearance rate is calculated as the number of loans in forbearance divided by total polices in force.

While we are encouraged by the decline in our forbearance and default populations and optimistic that we will see continued improvement as the stress of the COVID crisis recedes, a future viral wave could cause further social and economic dislocation and contribute to an increase in our forbearance and default counts in future periods.
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
We generally observe that forbearance programs are an effective tool to bridge dislocated borrowers from a time of acute stress to a future date when they can resume timely payment of their mortgage obligations. The effectiveness of forbearance programs is enhanced by the availability of various repayment and loan modification options, which allow borrowers to amortize, or in certain instances fully defer the payments otherwise due during the forbearance period, over an extended length of time. In response to the onset of the COVID-19 outbreak, the GSEs have introduced new repayment and loan modification options to further assist borrowers with their transition out of forbearance and back into performing status. Our reserve setting process considers the beneficial impact of forbearance, foreclosure moratorium and other assistance programs available to defaulted borrowers. At March 31, 2021, we established lower reserves for defaults that we consider to be connected to the COVID-19 outbreak given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs.

Our Master Policies require insureds to file a claim no later than 60-days after completion of a foreclosure, and in connection with the claim, the insured is generally entitled to include in the claim amount (i) up to three years of missed interest payments and (ii) certain advances, each as incurred through the date the claim is filed. Under our Master Policies, a national foreclosure moratorium of the type currently required will not limit the amount of accrued interest (subject to the three-year limit) or advances that may be included in the claim amount. In February, the GSEs extended their moratorium on the foreclosure of enterprise-backed single-family residential mortgages through June 30, 2021. If the duration of the current foreclosure moratorium mandated by the GSEs is further extended, loans in our default inventory, including those with defaults unrelated to the COVID-19 crisis that had not yet gone through foreclosure, may remain in a pre-foreclosure default status for a prolonged period of time, which would delay our receipt of certain claims for loans that do not cure and could increase the severity of claims we may ultimately be required to pay after the moratorium is lifted.
Regulatory Capital Position
As an approved mortgage insurer and Wisconsin-domiciled carrier, we are required to satisfy financial and/or capitalization requirements stipulated by each of the GSEs and the Wisconsin OCI.
The financial requirements stipulated by the GSEs are outlined in the PMIERs. Under the PMIERs, we must maintain available assets that are equal to or exceed a minimum risk-based required asset amount, subject to a minimum floor of $400 million. At March 31, 2021, we reported $1,810 million available assets against $1,261 million risk-based required assets. Our “excess” funding position was $549 million.
The risk-based required asset amount under PMIERs is determined at an individual policy-level based on the risk characteristics of each insured loan. Loans with higher risk factors, such as higher LTVs or lower borrower FICO scores, are assessed a higher charge. Non-performing loans that have missed two or more payments are generally assessed a significantly higher charge than performing loans, regardless of the underlying borrower or loan risk profile; however, special consideration is given under PMIERs to loans that are delinquent on homes located in an area declared by the Federal Emergency Management Agency (FEMA) to be a Major Disaster zone. In June 2020, the GSEs issued guidance (subsequently amended and restated in each of September and December 2020) on the risk-based treatment of loans affected by the COVID-19 crisis and the reporting of non-performing loans by aging category. Under the guidance, non-performing loans that are subject to a forbearance program granted in response to a financial hardship related to COVID-19 will benefit from a permanent 70% risk-based required asset haircut for the duration of the forbearance period and subsequent repayment plan or trial modification period.
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
Effective June 25, 2020, a Lock-Out Event was deemed to have occurred for each of the 2017, 2018 and 2019 ILN Transactions and the amortization of reinsurance coverage, and distribution of collateral assets and amortization of insurance-linked notes was suspended for each ILN Transaction. The amortization of reinsurance coverage, distribution of collateral assets and amortization of insurance-linked notes will remain suspended for the duration of the Lock-Out Event for each ILN Transaction, and during such period the overcollateralization within and potential PMIERs capacity provided by each ILN Transaction will grow as assets are preserved in the applicable reinsurance trust account.
The following table provides detail on the level of overcollateralization of each of our ILN Transactions at March 31, 2021:

($ values in thousands)	2017 ILN Transaction	2018 ILN Transaction	2019 ILN Transaction	2020-1 ILN Transaction	2020-2 ILN Transaction
Ceded RIF	$1,635,102	$1,865,606	$2,252,220	$4,235,240	$5,335,934

First Layer Retained Loss	121,376	123,051	122,838	169,514	121,177
Reinsurance Coverage	40,226	158,489	231,877	174,314	218,741
Eligible Coverage	$161,602	$281,540	$354,715	$343,828	$339,918
Subordinated Coverage (1)	9.88%	15.09%	15.75%	8.00%	6.25%

PMIERs Charge on Ceded RIF	6.23%	7.92%	8.10%	6.40%	5.44%
Overcollateralization (2) (4)	$40,226	$133,753	$172,206	$72,839	$49,601

Delinquency Trigger (3)	4.0%	4.0%	4.0%	6.0%	4.7%

(1) For the 2020-1 ILN Transaction, absent a delinquency trigger, the subordinated coverage is capped at 8%. For the 2020-2 ILN Transaction, absent a delinquency, the subordinated coverage is capped at 6.25%.
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
(4) May not be replicated based on the rounded figures presented in the table.

At March 31, 2021, we had an aggregate $469 million of overcollateralization available across our ILN Transactions to absorb an increase in the PMIERs risk-based required asset amount on ceded RIF. Assuming the Lock-Out Events remain in effect for each of the 2017, 2018 and 2019 ILN Transactions and our underlying RIF continues to run-off at the same rate as it did during the three months ended March 31, 2021, we estimate that our total overcollateralization would increase by up to approximately $33.7 million per quarter.
Our PMIERs funding requirement will go up in future periods based on the volume and risk profile of our new business production, and performance of our in-force insurance portfolio. We estimate, however, that we will remain in compliance with our PMIERs asset requirements even if the forbearance-driven default rate on our in-force portfolio materially exceeds its current level, given our $549 million excess available asset position at March 31, 2021, the nationwide applicability of the 70% haircut on delinquent policies subject to a forbearance program accessed in response to a financial hardship related to the COVID-19 crisis, the increasing PMIERs relief automatically provided under each of our quota share treaties and ILN Transactions.
NMIC is also subject to state regulatory minimum capital requirements based on its RIF. Formulations of this minimum capital vary by state, however, the most common measure allows for a maximum ratio of RIF to statutory capital (commonly referred to as RTC) of 25:1. The RTC calculation does not assess a different charge or impose a different threshold RTC limit based on the underlying risk characteristics of the insured portfolio. Non-performing loans are generally treated the same as performing loans under the RTC framework. As such, the PMIERs generally imposes a stricter financial requirement than the state RTC standard, and we expect this to remain the case through the duration of and following the COVID-19 pandemic.
Liquidity
We evaluate our liquidity position at both a holding company (NMIH) and primary operating subsidiary (NMIC) level. As of March 31, 2021, we had $1.9 billion of consolidated cash and investments, including $78 million of cash and investments at NMIH.
On June 8, 2020, NMIH completed the sale of 15.9 million shares of common stock, including the exercise of a 15% overallotment option, and raised proceeds of approximately $220 million, net of underwriting discounts, commissions and other direct offering expenses. On June 19, 2020, NMIH also completed the sale of its $400 million aggregate principal amount of senior secured notes, raising net proceeds of $244 million after giving effect to offering expenses and the repayment of the $150 million principal amount outstanding under our 2018 Term Loan. NMIH contributed approximately $445 million of capital to NMIC following completion of its respective Notes and common stock offerings.
NMIH also has access to $110 million of undrawn revolving credit capacity (through the 2020 Revolving Credit Facility) and $1.6 million of ordinary course dividend capacity available from Re One without the prior approval of the Wisconsin OCI. Amounts drawn under the 2020 Revolving Credit Facility are available as directed for NMIH needs or may be down-streamed to support the requirements of our operating subsidiaries if we so decide. Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt.
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
NMIC's principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At March 31, 2021, NMIC had $1.8 billion of cash and investments, including $86 million of cash and equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended March 31, 2021, NMIC generated $283 million of cash flow from operations and received an additional $327 million of cash flow on the maturity, sale and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC's principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC's only use of cash that develops along an unscheduled path is claims payments. Given the breadth and duration of forbearance programs available to borrowers, separate foreclosure moratoriums that have been enacted at a local, state and federal level, and the general duration of the default to foreclosure to claim cycle, we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.
Premiums paid to NMIC on monthly policies are generally collected and remitted by loan servicers. There was broad discussion at the onset of the COVID pandemic and concerns about potential liquidity challenges that servicers might face in the event of widespread borrower utilization of forbearance programs. These concerns have not materialized thus far and we do not believe that loan servicer liquidity constraints, should they arise in the future, would have a material impact on NMIC's premium receipts or liquidity profile. Loan servicers are contractually obligated to advance mortgage insurance premiums in a timely manner, even if the underlying borrowers fail to remit their monthly mortgage payments. In June 2020, the GSEs issued guidance to the PMIERs (subsequently amended and restated in each of September and December 2020) that, among other items, requires us to notify them of our intent to cancel coverage on policies for which servicers have failed to make timely premium payments so that the GSEs can pay the premiums directly to us and preserve the mortgage insurance coverage. Through March 31, 2021, we did not see any notable changes in servicer payment practices, with servicers generally continuing to remit monthly premium payments as scheduled, including those for policies covering loans that are in a forbearance program.

Investment portfolio
At March 31, 2021, we had $1.9 billion of cash and invested assets. Our investment strategy equally prioritizes capital preservation alongside income generation, and we have a long-established investment policy that sets conservative limits for asset types, industry sectors, single issuers and instrument credit ratings. At March 31, 2021, our investment portfolio was comprised of 100% fixed income assets with 100% of our holdings rated investment grade and our portfolio having an average rating of "A+." At March 31, 2021, our portfolio was in a $16 million aggregate unrealized gain position; it was highly liquid and highly diversified with no Level 3 asset positions and no single issuer concentration greater than 1.5%. We did not record any allowance for credit losses in the portfolio during the three months ended March 31, 2021, as we expect to recover the amortized cost basis of all securities held.
The pre-tax book yield on our investment portfolio was 2.0% for the three months ended March 31, 2021. At the onset of the COVID-19 crisis, we decided to prioritize liquidity and increased our cash and equivalent holdings as a percentage of our total portfolio. We believe such action was prudent in light of the heightened market volatility and general uncertainty developing in the early stages of the COVID-19 pandemic. We have since redeployed much of our excess liquidity position.
Taxes
The CARES Act, CAA and American Rescue Plan include, among other items, provisions relating to refundable payroll tax credits, deferment of social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, technical corrections to tax depreciation methods for qualified improvement property, and temporary 100% deduction for business meals. We continue to monitor the impact that the CARES Act, CAA and American Rescue Plan may have on our business, financial condition and results of operations.
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
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of March 31, 2021 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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
Quota share reinsurance
NMIC is a party to four outstanding quota share reinsurance treaties – the 2016 QSR Transaction, effective September 1, 2016, the 2018 QSR Transaction, effective January 1, 2018, the 2020 QSR Transaction, effective April 1, 2020 and the 2021 QSR Transaction, effective January 1, 2021. Under each of the QSR Transactions, NMIC cedes a proportional share of its risk on eligible policies written during a discrete period to panels of third-party reinsurance providers. Each of the third-party reinsurance providers has an insurer financial strength rating of A- or better by S&P, A.M. Best or both.
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
Under the terms of the 2021 QSR Transaction, NMIC cedes premiums earned related to 22.5% of the risk on eligible policies written in 2021, in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 20% ceding commission, and a profit commission of up to 57.5% that varies directly and inversely with ceded claims.
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each of the ILN Transactions. Current amounts are presented as of March 31, 2021.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2017 ILN Transaction	May 2, 2017	1/1/2013 - 12/31/2016	$211,320	$40,226	$126,793	$121,376
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	264,545	158,489	125,312	123,051
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	231,877	123,424	122,838
2020-1 ILN Transaction	July 30, 2020	7/1/2019 - 3/31/2020	322,076	174,314	169,514	169,514
2020-2 ILN Transaction	October 29, 2020	4/1/2020 - 9/30/2020 (2)	242,351	218,741	121,777	121,777

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
In April 27, 2021, NMIC secured $367.2 million of aggregate excess-of-loss reinsurance coverage at inception for an existing portfolio of policies primarily written from October 1, 2020 to March 31, 2021, through a mortgage insurance-linked notes offering by Oaktown Re VI. The reinsurance coverage amount under the terms of the 2021-1 ILN Transaction decreases from $367.2 million at inception over a 12.5 year period as the underlying covered mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled. The outstanding reinsurance coverage amount will begin amortizing after an initial period in which a target level of credit enhancement is obtained. For the reinsurance coverage period, NMIC retains the first layer of $163.7 million of aggregate losses and Oaktown Re VI then provides second layer coverage up to the outstanding reinsurance coverage amount. NMIC then retains losses in excess of the outstanding reinsurance coverage amount.

Portfolio Data
The following table presents primary and pool NIW and IIF as of the dates and for the periods indicated. Unless otherwise noted, the tables below do not include the effects of our third-party reinsurance arrangements described above.

Primary and pool IIF and NIW	As of and for the three months ended
	March 31, 2021		March 31, 2020
	IIF	NIW	IIF	NIW
	(In Millions)
Monthly	$106,920	$23,764	$81,347	$10,461
Single	16,857	2,633	17,147	836
Primary	123,777	26,397	98,494	11,297

Pool	1,642	—	2,487	—
Total	$125,419	$26,397	$100,981	$11,297

For the three months ended March 31, 2021, NIW increased 134%, compared to the three months ended March 31, 2020, due to growth in our monthly and single premium policy production tied to growth in the size of the total mortgage insurance market, as well as the increased penetration of existing customer accounts and new customer account activations.
For the three months ended March 31, 2021, monthly premium polices accounted for 90% of our NIW, compared to 93% for the three months ended March 31, 2020. As of March 31, 2021, monthly premium policies accounted for 86% of our primary IIF, compared to 83% at March 31, 2020.
Total IIF increased 24% at March 31, 2021 compared to March 31, 2020, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of in-force policies. Our persistency rate decreased to 52% at March 31, 2021 from 72% at March 31, 2020, reflecting the impact of increased refinancing activity tied to record low interest rates.
The following table presents net premiums written and earned for the periods indicated.

Primary and pool premiums written and earned	For the three months ended
	March 31, 2021	March 31, 2020
	(In Thousands)
Net premiums written	$115,815	$91,371
Net premiums earned	105,879	98,717
For the three months ended March 31, 2021, net premiums written increased 27%, and net premiums earned increased 7%, compared to the three months ended March 31, 2020. The growth in net premiums written and earned were primarily due to the growth of our IIF and increased monthly policy production, partially offset by increased cessions under the QSR and ILN Transactions. The accelerated rate of growth in net premiums written over growth in net premiums earned is due to increase in single policy production and increase in earnings on cancellations during the three months ended March 31, 2021.
Pool premiums written and earned for the three months ended March 31, 2021 and 2020, were $0.5 million and $0.7 million, respectively, before giving effect to the 2016 QSR Transaction, under which all of our written and earned pool premiums are ceded. A portion of our ceded pool premiums written and earned are recouped through profit commission.

Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	($ Values In Millions, except as noted below)
New insurance written	$26,397	$19,782	$18,499	$13,124	$11,297
Percentage of monthly premium	90%	90%	89%	91%	93%
Percentage of single premium	10%	10%	11%	9%	7%
New risk written	$6,531	$4,868	$4,577	$3,260	$2,897
Insurance-in-force (1)	123,777	111,252	104,494	98,905	98,494
Percentage of monthly premium	86%	86%	85%	84%	83%
Percentage of single premium	14%	14%	15%	16%	17%
Risk-in-force (1)	$31,206	$28,164	$26,568	$25,238	$25,192
Policies in force (count) (1)	436,652	399,429	381,899	372,934	376,852
Average loan size ($ value in thousands) (1)	$283	$279	$274	$265	$261
Coverage percentage (2)	25.2%	25.3%	25.4%	25.5%	25.6%
Loans in default (count) (1)	11,090	12,209	13,765	10,816	1,449
Default rate (1)	2.54%	3.06%	3.60%	2.90%	0.38%
Risk-in-force on defaulted loans (1)	$785	$874	$1,008	$799	$84
Net premium yield (3)	0.36%	0.37%	0.39%	0.40%	0.41%
Earnings from cancellations	$9.9	$11.7	$12.6	$15.5	$8.6
Annual persistency (4)	51.9%	55.9%	60.0%	64.1%	71.7%
Quarterly run-off (5)	12.5%	12.5%	13.1%	12.9%	8.0%
(1)    Reported as of the end of the period.
(2)    Calculated as end of period RIF divided by end of period IIF.
(3)    Calculated as net premiums earned divided by average primary IIF for the period, annualized.
(4)    Defined as the percentage of IIF that remains on our books after a given twelve-month period.
(5)    Defined as the percentage of IIF that is no longer on our books after a given three month period.
    The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	For the three months ended
	March 31, 2021	March 31, 2020
	(In Millions)
IIF, beginning of period	$111,252	$94,754
NIW	26,397	11,297
Cancellations, principal repayments and other reductions	(13,872)	(7,557)
IIF, end of period	$123,777	$98,494

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
The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of March 31, 2021		As of March 31, 2020
	IIF	RIF	IIF	RIF
	(In Millions)
March 31, 2021	$26,296	$6,508	$—	$—
2020	53,650	13,397	11,236	2,882
2019	20,402	5,342	39,485	10,259
2018	8,074	2,057	17,545	4,464
2017	6,700	1,678	13,656	3,398
2016 and before	8,655	2,224	16,572	4,189
Total	$123,777	$31,206	$98,494	$25,192
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

Primary NIW by FICO	For the three months ended
	March 31, 2021	March 31, 2020
	(In Millions)
>= 760	$12,914	$6,290
740-759	5,312	1,615
720-739	3,963	1,579
700-719	2,358	1,038
680-699	1,360	565
<=679	490	210
Total	$26,397	$11,297
Weighted average FICO	755	757

Primary NIW by LTV	For the three months ended
	March 31, 2021	March 31, 2020
	(In Millions)
95.01% and above	$2,451	$721
90.01% to 95.00%	11,051	5,009
85.01% to 90.00%	7,848	4,082
85.00% and below	5,047	1,485
Total	$26,397	$11,297
Weighted average LTV	91.0%	91.3%

Primary NIW by purchase/refinance mix	For the three months ended
	March 31, 2021	March 31, 2020
	(In Millions)
Purchase	$17,909	$7,991
Refinance	8,488	3,306
Total	$26,397	$11,297

The tables below present our total primary IIF and RIF by FICO and LTV, and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of
	March 31, 2021		March 31, 2020
	($ Values In Millions)
>= 760	$63,919	52%	$47,340	48%
740-759	20,537	16	16,060	16
720-739	17,167	14	14,002	14
700-719	11,536	9	10,518	11
680-699	7,329	6	6,879	7
<=679	3,289	3	3,695	4
Total	$123,777	100%	$98,494	100%

Primary RIF by FICO	As of
	March 31, 2021		March 31, 2020
	($ Values In Millions)
>= 760	$15,920	51%	$12,076	48%
740-759	5,214	17	4,121	16
720-739	4,378	14	3,626	14
700-719	2,981	9	2,696	11
680-699	1,896	6	1,760	7
<=679	817	3	913	4
Total	$31,206	100%	$25,192	100%

Primary IIF by LTV	As of
	March 31, 2021		March 31, 2020
	($ Values In Millions)
95.01% and above	$10,616	9%	$8,838	9%
90.01% to 95.00%	54,832	44	46,318	47
85.01% to 90.00%	40,057	32	31,729	32
85.00% and below	18,272	15	11,609	12
Total	$123,777	100%	$98,494	100%

Primary RIF by LTV	As of
	March 31, 2021		March 31, 2020
	($ Values In Millions)
95.01% and above	$3,106	10%	$2,478	10%
90.01% to 95.00%	16,139	52	13,587	54
85.01% to 90.00%	9,818	31	7,767	31
85.00% and below	2,143	7	1,360	5
Total	$31,206	100%	$25,192	100%

Primary RIF by Loan Type	As of
	March 31, 2021	March 31, 2020

Fixed	99%	98%
Adjustable rate mortgages
Less than five years	—	—
Five years and longer	1	2
Total	100%	100%
The table below presents selected primary portfolio statistics, by book year, as of March 31, 2021.

	As of March 31, 2021
Book Year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values in Millions)
2013	$162	$10	6%	655	66	2	1	0.4%	0.5%	3.0%
2014	3,451	414	12%	14,786	2,452	114	48	4.2%	1.1%	4.6%
2015	12,422	2,529	20%	52,548	13,334	541	113	3.2%	1.2%	4.1%
2016	21,187	5,702	27%	83,626	27,332	1,256	122	2.8%	1.6%	4.6%
2017	21,582	6,700	31%	85,897	32,499	1,972	84	4.4%	2.4%	6.1%
2018	27,295	8,074	30%	104,043	38,090	2,679	64	8.5%	2.6%	7.0%
2019	45,141	20,402	45%	148,423	77,278	3,276	9	14.1%	2.2%	4.2%
2020	62,702	53,650	86%	186,174	163,626	1,247	—	8.3%	0.7%	0.8%
2021	26,397	26,296	100%	82,232	81,975	3	—	—%	—%	—%
Total	$220,339	$123,777		758,384	436,652	11,090	441
(1)    Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.
(2)    Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.
(3)    Calculated as the number of loans in default divided by number of policies in force.

Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the periods indicated. The distribution of our primary RIF as of March 31, 2021 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of
	March 31, 2021	March 31, 2020
California	10.8%	11.5%
Texas	9.5	8.2
Florida	7.9	5.9
Virginia	5.0	5.3
Colorado	4.1	3.6
Maryland	3.8	3.4
Illinois	3.7	3.8
Washington	3.5	3.3
Georgia	3.3	2.7
Pennsylvania	3.3	3.7
Total	54.9%	51.4%

Insurance Claims and Claim Expenses
Insurance claims and claim expenses incurred represent estimated future payments on newly defaulted insured loans and any change in our claim estimates for previously existing defaults. Claims incurred are generally affected by a variety of factors, including the macroeconomic environment, national and regional unemployment trends, changes in housing values, borrower risk characteristics, LTV ratios and other loan level risk attributes, the size and type of loans insured, the percentage of coverage on insured loans, and the level of reinsurance coverage maintained against insured exposures.
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
In response to the COVID-19 outbreak, politicians, regulators, lenders, loan servicers and others have offered extraordinary assistance to dislocated borrowers through, among other programs, the forbearance, foreclosure moratorium and other assistance programs codified under the CARES Act. The FHFA and GSEs have offered further assistance by introducing new repayment and loan modification options to assist borrowers with their transition out of forbearance programs and default status. At March 31, 2021, we established lower reserves for defaults that we consider to be connected to the COVID-19 outbreak, given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs.

The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses.

	For the three months ended
	March 31, 2021	March 31, 2020
	(In Thousands)
Beginning balance	$90,567	$23,752
Less reinsurance recoverables (1)	(17,608)	(4,939)
Beginning balance, net of reinsurance recoverables	72,959	18,813

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	10,557	7,558
Prior years (3)	(5,595)	(1,861)
Total claims and claim expenses incurred	4,962	5,697

Less claims paid:
Claims and claim expenses paid:
Current year (2)	12	—
Prior years (3)	492	1,224
Total claims and claim expenses paid	504	1,224

Reserve at end of period, net of reinsurance recoverables	77,417	23,286
Add reinsurance recoverables (1)	18,686	6,193
Ending balance	$96,103	$29,479
(1)    Related to ceded losses recoverable under the QSR Transactions. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance" for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan had defaulted in a prior year and subsequently cured and later re-defaulted in the current year, that default would be included in the current year. Amounts are presented net of reinsurance and included $5.3 million attributed to net case reserves and $5.3 million attributed to net IBNR reserves for the three months ended March 31, 2021 and $6.0 million attributed to net case reserves and $1.6 million attributed to net IBNR reserves for the three months ended March 31, 2020.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance.and included $0.6 million attributed to net case reserves and $5.0 million attributed to net IBNR reserves for the three months ended March 31, 2021 and $0.6 million attributed to net case reserves and $1.3 million attributed to net IBNR reserves for the three months ended March 31, 2020

The "claims incurred" section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $83.0 million related to prior year defaults remained as of March 31, 2021.

The following table provides a reconciliation of the beginning and ending count of loans in default.

	For the three months ended
	March 31, 2021	March 31, 2020
Beginning default inventory	12,209	1,448
Plus: new defaults	1,767	512
Less: cures	(2,868)	(475)
Less: claims paid	(16)	(34)
Less: claims denied	(2)	(2)
Ending default inventory	11,090	1,449

The increase in the ending default inventory at March 31, 2021 compared to March 31, 2020, is primarily attributable to the COVID-19 outbreak as borrowers have faced increasing challenges and chosen to access the forbearance program for federally backed loans codified under the CARES Act and other similar assistance programs made available by private lenders. At March 31, 2021, 9,988 of our 11,090 ending default inventory were in a COVID-19 related forbearance program.
The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions and ILN Transactions, for the periods indicated.

	For the three months ended
	March 31, 2021	March 31, 2020
	($ In Thousands)
Number of claims paid (1)	16	34
Total amount paid for claims	$606	$1,503
Average amount paid per claim	$38	$44
Severity (2)	61%	83%
(1)    Count includes one claim settled without payment in each of the three months ended March 31, 2021 and 2020.
(2)    Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.

The number of claims paid for the three months ended March 31, 2021 decreased compared to the three months ended March 31, 2020, despite the growth and seasoning of our insured portfolio, and significant increase in our default population, primarily as a result of the forbearance program and foreclosure moratorium implemented by the GSEs in response to the COVID outbreak and codified under the CARES Act. Such forbearance and foreclosure programs have extended, and may ultimately interrupt, the timeline over which loans would otherwise progress through the default cycle to a paid claim.
Our claims severity for the three months ended March 31, 2021 was 61%, compared to 83% for the three months ended March 31, 2020. Claims severity for the three months ended March 31, 2021 benefited from the resiliency of the housing market and broad national house price appreciation. An increase in the value of the homes collateralizing the mortgages we insure provides additional equity support to our risk exposure and raises the prospect of a third-party sale of a foreclosed property, which can mitigate the severity of our settled claims.
The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated.

Average reserve per default:	As of March 31, 2021	As of March 31, 2020
	(In Thousands)
Case (1)	$7.9	$18.6
IBNR (1)(2)	0.8	1.7
Total	$8.7	$20.3
(1)    Defined as the gross reserve per insured loan in default.
(2)    Amount includes claims adjustment expenses.

The average reserve per default at March 31, 2021 decreased from March 31, 2020, primarily due to new COVID-19 related defaults. At March 31, 2021, we established lower reserves that we consider to be connected to the COVID-19 outbreak given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs. While we established lower reserves per defaulted loan at March 31, 2021, our total reserve position increased substantially due to the increase in the size of our default population.
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
By April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. We certified to the GSEs by April 15, 2021 that NMIC was in full compliance with the PMIERs as of December 31, 2020. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of a failure to meet one or more of the PMIERs requirements. We continuously monitor NMIC's compliance with the PMIERs.
The following table provides a comparison of the PMIERs available assets and risk-based required asset amount as reported by NMIC as of the dates indicated.

	As of
	March 31, 2021	March 31, 2020
	(In Thousands)
Available assets	$1,809,589	$1,069,695
Risk-based required assets	1,261,015	912,321

Available assets were $1.8 billion at March 31, 2021, compared to $1.1 billion at March 31, 2020. In June 2020, NMIH completed the sale of 15.9 million shares of common stock raising net proceeds of approximately $220 million and the sale of the $400 million aggregate principal amount of senior secured notes. NMIH contributed approximately $445 million of capital to NMIC following completion of the Notes and equity offerings. The $740 million increase in NMIC's available assets between the dates presented was driven by the NMIH capital contribution and NMIC's positive cash flow from operations during the intervening period.
The increase in the risk-based required asset amount between the dates presented was primarily due to the growth of our gross RIF, and increase in our default inventory related to the onset of the COVID-19 pandemic, partially offset by the increased cession of risk under our third-party reinsurance agreements. See "- COVID-19 Developments," above.
Competition
The MI industry is highly competitive and currently consists of six private mortgage insurers, including NMIC, as well as government MIs such as the FHA, USDA or VA. Private MI companies compete based on service, customer relationships, underwriting and other factors, including price, credit risk tolerance and IT capabilities. We expect the private MI market to remain competitive, with pressure for industry participants to maintain or grow their market share.
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
LIBOR Transition
On March 5, 2021, ICE Benchmark Administration Limited (“IBA”), the administrator for LIBOR, confirmed it would permanently cease the publication of overnight, one-month, three-month, six-month and twelve-month USD LIBOR settings in their current form after June 30, 2023. The U.K. Financial Conduct Authority ("FCA"), the regulator of IBA, announced on the same day that it intends to stop requiring panel banks to continue to submit to LIBOR and all USD LIBOR settings in their current form will either cease to be provided by any administrator or no longer be representative after June 30, 2023. We have exposure to USD LIBOR-based financial instruments, such as LIBOR-based securities held in our investment portfolio, and our 2020 Revolving Credit Facility and certain ILN Transactions that require LIBOR-based payments. We are in the process of reviewing our LIBOR-based contracts and transitioning, as necessary and applicable, to a set of alternative reference rates. We will continue to monitor, assess and plan for the phase out of LIBOR; however, we cannot currently estimate the impact such transition will have on our operations or financial results.

Consolidated Results of Operations

Consolidated statements of operations	Three months ended
	March 31, 2021	March 31, 2020
Revenues	($ in thousands, except for per share data)
Net premiums earned	$105,879	$98,717
Net investment income	8,814	8,104
Net realized investment losses	—	(72)
Other revenues	501	900
Total revenues	115,194	107,649
Expenses
Insurance claims and claim expenses	4,962	5,697
Underwriting and operating expenses	34,065	32,277
Service expenses	591	734
Interest expense	7,915	2,744
Loss (gain) from change in fair value of warrant liability	205	(5,959)
Total expenses	47,738	35,493

Income before income taxes	67,456	72,156
Income tax expense	14,565	13,885
Net income	$52,891	$58,271

Earnings per share - Basic	$0.62	$0.85
Earnings per share - Diluted	$0.61	$0.74

Loss ratio(1)	4.7%	5.8%
Expense ratio(2)	32.2%	32.7%
Combined ratio	36.9%	38.5%

	Three months ended
Non-GAAP financial measures (3)	March 31, 2021	March 31, 2020
	($ in thousands, except for per share data)
Adjusted income before tax	$68,039	$66,743
Adjusted net income	53,395	52,743
Adjusted diluted EPS	0.62	0.75
(1)    Loss ratio is calculated by dividing insurance claims and claim expenses by net premiums earned.
(2)    Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.
(3)    See "Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures," below.
Revenues
Net premiums earned were $105.9 million for the three months ended March 31, 2021 compared to $98.7 million for the three months ended March 31, 2020. The increase from period-to-period was primarily due to the growth of our IIF, a rise in our monthly policy production and higher single premium policy cancellations, partially offset by increased cessions under our QSR and ILN Transactions.
Net investment income was $8.8 million for the three months ended March 31, 2021 compared to $8.1 million for the three months ended March 31, 2020. The increase was driven by growth in the size of our total investment portfolio, partially offset by a decline in book yield tied to the prevailing interest rate and credit spread environment.
Other revenues were $0.5 million for the three months ended March 31, 2021, compared to $0.9 million for the three months ended March 31, 2020. Other revenues represent underwriting fee revenue generated by our subsidiary, NMIS, which provides outsourced loan review services to mortgage loan originators. The decline in other revenues relates to a decrease in NMIS' outsourced loan review volume. Amounts recognized in other revenues generally correspond with amounts incurred as service expenses for outsourced loan review activities in the same periods.
Expenses
We recognize insurance claims and claim expenses in connection with the loss experience of our insured portfolio, and incur other underwriting and operating expenses, including employee compensation and benefits, policy acquisition costs, and technology, professional services and facilities expenses, in connection with the development and operation of our business. We also incur service expenses in connection with NMIS' outsourced loan review activities.
Insurance claims and claim expenses were $5.0 million for the three months ended March 31, 2021, compared to $5.7 million for the three months ended March 31, 2020. Insurance claims and claim expenses decreased period-to-period despite an increase in the number of new defaults reported during the three months ended March 31, 2021, primarily because we established lower reserves per default for loans that we consider to be impaired in connection with the COVID pandemic given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs. Insurance claims and claim expenses during the three months ended March 31, 2021 also benefited from cure activity and a release of reserves previously held against certain loans that defaulted prior to the onset of the COVID pandemic.
    Underwriting and operating expenses were $34.1 million for the three months ended March 31, 2021, compared to $32.3 million for the three months ended March 31, 2020. The increase primarily relates to the recognition of previously deferred policy acquisition costs taken in connection with in-force portfolio run-off, partially offset by reductions in payroll, travel and entertainment, and office administrative expenses as a result of the COVID-19 outbreak. Underwriting and operating expenses included capital market reinsurance transaction costs of $0.4 million and $0.5 million, for the three months ended March 31, 2021 and 2020, respectively.
Service expenses were $0.6 million for the three months ended March 31, 2021, compared to $0.7 million for the three months ended March 31, 2020. Service expenses represent third-party costs incurred by NMIS in connection with the services it provides. The decline in service expenses was driven by a decrease in NMIS' outsourced loan review volume. Amounts incurred as service expenses generally correspond with amounts recognized in other revenues in the same periods.
Interest expense was $7.9 million for the three months ended March 31, 2021 compared to $2.7 million for the three months ended March 31, 2020. Interest expense increased due to the increased amount and cost of our outstanding debt following the issuance of the $400 million Notes and retirement of the $150 million 2018 Term Loan in June 2020. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt."
Income tax expense was $14.6 million for the three months ended March 31, 2021 compared to $13.9 million for the three months ended March 31, 2020. The increase in income tax expense was primarily driven by an increase in our effective tax rate. As a U.S. taxpayer, we are subject to a U.S. federal corporate income tax rate of 21%. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year, and reflects the impact of discrete tax effects in the period in which they occur. Our effective tax rate on pre-tax income was 21.6% for the three months ended March 31, 2021, compared to 19.2% for the three months ended March 31, 2020. The increase in our effective tax rate period-to-period reflects a decrease in the discrete tax benefits realized during the three months ended March 31, 2021 from the change in the fair value of our warrant liability, and excess share-based compensation realized upon the vesting of RSUs and exercise of stock options. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
Net Income
Net income was $52.9 million for the three months ended March 31, 2021 compared to $58.3 million for the three months ended March 31, 2020. Adjusted net income was $53.4 million for the three months ended March 31, 2021 compared to $52.7 million for the three months ended March 31, 2020. The decreases in net income from period-to-period was primarily driven by a shift in the impact of the change in the fair value of our warrant liability from a gain during the three months ended March 31, 2020 to a loss during the three months ended March 31, 2021. Our adjusted net income, which excludes the gain or loss associated with the change in the fair value of the warrant liability, increased during the three months ended March 31, 2021, driven by an increase in total revenues and decline in insurance claim and claim expenses, partially offset by an increase in our interest expense and effective tax rate.
Diluted EPS was $0.61 for the three months ended March 31, 2021, compared to $0.74 for the three months ended March 31, 2020. Adjusted diluted EPS was $0.62 for the three months ended March 31, 2021, compared to $0.75 for the three months ended March 31, 2020. Diluted and adjusted diluted EPS decreased primarily due to an increase in weighted average diluted shares outstanding in connection with the issuance of 15.9 million shares of common stock we completed in June 2020.
The non-GAAP financial measures adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the three months ended March 31,
	2021	2020
As reported	($ in thousands, except for per share data)
Income before income taxes	$67,456	$72,156
Income tax expense	14,565	13,885
Net income	$52,891	$58,271

Adjustments
Net realized investment losses	—	72
Loss (gain) from change in fair value warrant liability	205	(5,959)
Capital market transaction costs	378	474
Adjusted income before tax	68,039	66,743

Income tax expense on adjustments	79	115
Adjusted net income	$53,395	$52,743

Weighted average diluted shares outstanding	86,487	70,401
Adjusted diluted EPS	$0.62	$0.75
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

Consolidated balance sheets	March 31, 2021	December 31, 2020
	(In Thousands)
Total investment portfolio	$1,831,511	$1,804,286
Cash and cash equivalents	115,517	126,937
Premiums receivable	52,206	49,779
Deferred policy acquisition costs, net	62,294	62,225
Software and equipment, net	31,298	29,665
Prepaid reinsurance premiums	4,842	6,190
Reinsurance recoverable	18,686	17,608
Other assets	71,477	69,976
Total assets	$2,187,831	$2,166,666
Debt	$393,622	$393,301
Unearned premiums	127,407	118,817
Accounts payable and accrued expenses	57,139	61,716
Reserve for insurance claims and claim expenses	96,103	90,567
Reinsurance funds withheld	7,569	8,653
Warrant liability	4,239	4,409
Deferred tax liability, net	115,150	112,586
Other liabilities	6,294	7,026
Total liabilities	807,523	797,075
Total shareholders' equity	1,380,308	1,369,591
Total liabilities and shareholders' equity	$2,187,831	$2,166,666

Total cash and investments were $1.9 billion as of March 31, 2021 and December 31, 2020. Cash and investments at March 31, 2021 included $78.2 million held by NMIH. The increase in total cash and investments between the respective measurement dates reflects cash generated from operations, partially offset by a decrease in the unrealized gain position of our fixed income portfolio caused by a rise in interest rates.
Net deferred policy acquisition costs were $62.3 million as of March 31, 2021, compared to $62.2 million as of December 31, 2020. The increase was primarily driven by growth in the number of policies written during the period and the deferral of certain costs associated with the origination of those policies, partially offset by the amortization of previously deferred acquisition costs.
Prepaid reinsurance premiums were $4.8 million as of March 31, 2021, compared to $6.2 million as of December 31, 2020. Prepaid reinsurance premiums, which represent the unearned premiums on single premium policies ceded under the 2016 QSR Transaction, decreased due to the continued amortization of previously ceded unearned premiums.
Reinsurance recoverable was $18.7 million as of March 31, 2021, compared to $17.6 million as of December 31, 2020. The increase was driven by an increase in ceded losses recoverable associated with our QSR Transactions.
Other assets increased to $71.5 million as of March 31, 2021, compared to $70.0 million as of December 31, 2020, primarily driven by a $1.6 million increase in software and equipment. Included in other assets are $46.4 million of tax and loss bonds held by the Company at both March 31, 2021 and December 31, 2020. see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
Unearned premiums were $127.4 million as of March 31, 2021, compared to $118.8 million as of December 31, 2020. The increase was driven by single premium policy originations during the three months ended March 31, 2021, partially offset by the cancellation of other single premium policies and the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies.
Accounts payable and accrued expenses were $57.1 million as of March 31, 2021, compared to $61.7 million as of December 31, 2020. The decrease was primarily driven by the payment of an unsettled trade payable related to the purchase of investment securities at year-end 2020 and the settlement of previously accrued compensation during the three months ended March 31, 2021, partially offset by an increase in accrued and unpaid interest on the Notes.
Reserve for insurance claims and claim expenses was $96.1 million as of March 31, 2021, compared to $90.6 million as of December 31, 2020. Reserve for insurance claims and claim expenses increased at March 31, 2021 despite a decline in the total size of our default population because of an increase in the average case reserve held against previously defaulted loans and the establishment of initial reserves newly defaulted loans during the period. While we have generally established lower reserves per default for loans that we consider to be impaired in connection with the COVID pandemic, we have increased the initial reserves held for such loans as they have aged in default status. The increase in the reserves for insurance claims and claim expenses at March 31, 2021 was partially offset by the release of prior year reserves tied to the curing of certain loans that had defaulted prior to the onset of the COVID pandemic. See "- Insurance Claims and Claim Expenses," above for further details.
Reinsurance funds withheld, which represents our ceded reinsurance premiums written, less our profit and ceding commission receivables related to the 2016 QSR Transaction was $7.6 million as of March 31, 2021, compared to $8.7 million as of December 31, 2020. The decrease relates to the continued decline in ceded premiums written on single premium policies, due to the end of the reinsurance coverage period for new business under the 2016 QSR Transaction at December 31, 2017. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance."
Warrant liability was $4.2 million at March 31, 2021, compared to $4.4 million at December 31, 2020. The decrease was primarily driven by the exercise of outstanding warrants during the three months ended March 31, 2021, partially offset by the change in Black-Scholes pricing model inputs between the respective measurement dates. For further information regarding the valuation of our warrant liability and its impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 3, Fair Value of Financial Instruments."
Net deferred tax liability was $115.2 million at March 31, 2021 compared to $112.6 million at December 31, 2020. The increase was primarily due to an increase in the claimed deductibility of our statutory contingency reserve, offset by the change in unrealized gains recorded in other comprehensive income. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Consolidated cash flows	For the three months ended March 31,
	2021	2020
Net cash provided by (used in):	(In Thousands)
Operating activities	$85,464	$47,852
Investing activities	(96,447)	25,783
Financing activities	(437)	(4,903)
Net increase in cash and cash equivalents	$(11,420)	$68,732

Net cash provided by operating activities was $85.5 million for the three months ended March 31, 2021, compared to $47.9 million for the three months ended March 31, 2020. The increase in cash generated from operating activities was primarily driven by growth in premiums written, with further increase tied to a decline in claims and cash interest paid from period-to-period.
Cash used in investing activities for the three months ended March 31, 2021 was driven by the purchase of fixed and short-term maturities, with cash provided by operating activities, and the reinvestment of coupon payments, maturities and sale proceeds within our investment portfolio. Cash provided by investing activities for the three months ended March 31, 2020 represent the net cash proceeds from maturities of fixed maturity investments and the sales of short-term investments, partially offset by purchases. We paused reinvestment activities at the onset of the COVID-19 pandemic in the first quarter of 2020 to bolster liquidity within our investment portfolio.
Cash used in financing activities was $0.4 million for the three months ended March 31, 2021, compared to cash used in financing activities of $4.9 million for the three months ended March 31, 2020. The cash used in financing activities primarily relates to taxes paid on the net share settlement of equity awards for certain employees. The cash used in financing activities for the three months ended March 31, 2020 also includes cash paid for debt issuance costs in connection with the 2020 Revolving Credit Facility.

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
As of March 31, 2021, NMIH had $78.2 million of cash and investments. NMIH's principal source of net cash is investment income. NMIH also has access to $110 million of undrawn revolving credit capacity under the 2020 Revolving Credit Facility. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt. Re One also has the capacity, under Wisconsin law, to pay $1.6 million of aggregate ordinary dividends to NMIH during the twelve-month period ending December 31, 2021. In the future, NMIH may benefit from ordinary course dividend capacity available from NMIC as well.
NMIH has entered into tax and expense-sharing agreements with its subsidiaries which have been approved by the Wisconsin OCI, with such approvals subject to change or revocation at any time. Among such agreements, the Wisconsin OCI has approved the allocation of interest expense on the Notes and the 2020 Revolving Credit Facility to NMIC to the extent proceeds from such offering and facility are distributed to NMIC or used to repay, redeem or otherwise defease amounts raised by NMIC under prior credit arrangements that have previously been distributed to NMIC.
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
Under the 2020 Revolving Credit Facility, NMIH is required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of March 31, 2021, the applicable commitment fee was 0.35%.
We are subject to certain covenants under the Notes and the 2020 Revolving Credit Facility (as defined in the Credit Agreement). Under the Notes (as defined in the Indenture), we are subject to a maximum debt-to-total capitalization ratio of 35%. Under the 2020 Revolving Credit Facility (as defined in the Credit Agreement), we are subject to a maximum debt-to-total capitalization ratio of 35%, a minimum liquidity requirement, a requirement to maintain compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants as of March 31, 2021.
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
As an approved insurer under PMIERs, NMIC would generally be subject to prior GSE approval of its ability to pay dividends to NMIH if it failed to meet the financial requirements prescribed by PMIERs. In response to the COVID pandemic, the GSEs issued temporary PMIERs guidance, effective for the period from June 30, 2020 to June 30, 2021, that requires approved insurers to secure approval from the GSEs, even if the approved insurer otherwise satisfies the financial requirements prescribed by PMIERs, prior to taking any of the following actions: (i) pay dividends, make payments of principal or increase payments of interest beyond those commitments made prior to the guidance effective date associated with surplus notes issued by the approved insurer, make any other payments, unless related to expenses incurred in the normal course of business or to commitments made prior to the guidance effective date, or pledge or transfer asset(s) to any affiliate or investor, or (ii) enter into any new arrangements or alter any existing arrangements under tax sharing and intercompany expense-sharing agreements other than renewals and extensions of agreements in effect prior to the guidance effective date. We cannot be certain that the GSEs will not amend the terms, or extend the duration, of this prior approval requirement beyond its current expiration of June 30, 2021.
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
As an approved mortgage insurer and Wisconsin-domiciled carrier, NMIC is required to satisfy financial and/or capitalization requirements stipulated by each of the GSEs and the Wisconsin OCI. The financial requirements stipulated by the GSEs are outlined in the PMIERs. Under the PMIERs, NMIC must maintain available assets that are equal to or exceed a minimum risk-based required asset amount, subject to a minimum floor of $400 million. At March 31, 2021, we reported $1,810 million available assets against $1,261 million risk-based required assets for a $549 million of "excess" funding position
The risk-based required asset amount under PMIERs is determined at an individual policy-level based on the risk characteristics of each insured loan. Loans with higher risk factors, such as higher LTVs or lower borrower FICO scores, are assessed a higher charge. Non-performing loans that have missed two or more payments are generally assessed a significantly higher charge than performing loans, regardless of the underlying borrower or loan risk profile; however, special consideration is given under PMIERs to loans that are delinquent on homes located in an area declared by FEMA to be a Major Disaster zone. In June 2020, the GSEs issued guidance restated in each of September and December 2020) on the risk-based treatment of loans affected by the COVID-19 crisis. Under the guidance, non-performing loans that are subject to a forbearance program granted in response to a financial hardship related to COVID-19 will benefit from a permanent 70% risk-based required asset haircut for the duration of the forbearance period and subsequent repayment plan or trial modification period.
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
As of March 31, 2021, NMIC's performing primary RIF, net of reinsurance, was approximately $22.8 billion. NMIC ceded 100% of its pool RIF pursuant to the 2016 QSR Transaction. Based on NMIC's total statutory capital of $1.7 billion (including contingency reserves) as of March 31, 2021, NMIC's RTC ratio was 13.4:1 Re One had total statutory capital of $37.3 million as of March 31, 2021 and a RTC ratio of 1.8:1
NMIC's principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At March 31, 2021, NMIC had $1.8 billion of cash and investments, including $86 million of cash and equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended March 31, 2021, NMIC generated $283 million of cash flow from operations and received an additional $327 million of cash flow on the maturity, sale and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC's principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC's only use of cash that develops along an unscheduled path is claims payments. Given the breadth and duration of forbearance programs available to borrowers, separate foreclosure moratoriums that have been enacted at a local, state and federal level, and the general duration of the default to foreclosure to claim cycle, we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.
Debt and Financial Strength Ratings
NMIC's financial strength is rated "Baa2" by Moody's and "BBB" by S&P. In June 2020, Moody's affirmed its financial strength rating of NMIC and its "Ba2" rating of NMIH's 2020 Revolving Credit Facility, and assigned a "Ba2" rating to the Notes. Moody's ratings outlook is stable. In June 3, 2020, S&P assigned a "BB" rating to NMIH's senior secured Notes. In April 2021, S&P upgraded its outlook from negative to positive for the financial strength rating of NMIC's and NMIH's long-term counter-party credit profile.
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
Our investment portfolio is comprised entirely of fixed maturity instruments. As of March 31, 2021, the fair value of our investment portfolio was $1.8 billion and we held an additional $115.5 million of cash and equivalents. Pre-tax book yield on the investment portfolio for the three months ended March 31, 2021 was 2.0%. Book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. The yield on our investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our holdings and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	March 31, 2021	December 31, 2020
Corporate debt securities	61%	63%
Municipal debt securities	24	22
Asset-backed securities	7	7
Cash, cash equivalents, and short-term investments	6	6
U.S. treasury securities and obligations of U.S. government agencies	2	2
Total	100%	100%

Investment portfolio ratings at fair value (1)	March 31, 2021	December 31, 2020
AAA	11%	12%
AA(2)	28	27
A(2)	42	43
BBB(2)	19	18
Total	100%	100%
(1)    Excluding certain operating cash accounts.
(2)    Includes +/– ratings.

All of our investments are rated by one or more nationally recognized statistical rating organizations. If three or more ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.

Investment Securities - Allowance for credit losses
We did not recognize an allowance for credit loss for any security in the investment portfolio as of March 31, 2021 or December 31, 2020, and we did not record any provision for credit loss for investment securities during the three months ended March 31, 2021, and March 31, 2020.
As of March 31, 2021, the investment portfolio had gross unrealized losses of $25.5 million, none of which had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2020, the investment portfolio had gross unrealized losses of $0.5 million, of which $8 thousand had been in an unrealized loss position for a period of twelve months or longer. The increase in the number of securities in and the aggregate size of the unrealized loss position as of March 31, 2021, was primarily driven by interest rate movements following the purchase date of certain securities. Based on current facts and circumstances, we believe the unrealized losses as of March 31, 2021 are not indicative of the ultimate collectability of the current amortized cost of the securities.
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
We believe that the assumptions and estimates associated with revenue recognition, our investment portfolio, deferred policy acquisition costs, premium deficiency reserves, and reserves for insurance claims and claim expenses have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates. There have not been any material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2020 10-K.

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
The carrying value of our investment portfolio as of March 31, 2021 and December 31, 2020 was $1.8 billion, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of March 31, 2021, the duration of our fixed income portfolio, including cash and cash equivalents, was 4.84 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.84% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 4.97 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.97% in fair value of our fixed income portfolio.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2021 pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Item 1A. Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item 1A of our 2020 10-K. As of the date of this report, we are not aware of any material changes in our risk factors from the risk factors disclosed in our 2020 10-K. You should carefully consider the risks and uncertainties described herein and in our 2020 10-K, which have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The risks described herein and in our 2020 10-K are not the only risks we face, as there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial which may in the future adversely affect our business, financial condition and/or operating results.

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
(i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020;
(iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2021 and 2020;
(iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and
(v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

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
Date: May 4, 2021

By: /s/ Adam S. Pollitzer
Name: Adam S. Pollitzer
Title: Chief Financial Officer and Duly Authorized Signatory