Form 10-Q
period 2021-06-30
NMI Holdings, Inc.
filed 2021-08-04
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on July 30, 2021 was 85,708,239 shares.

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

PART I
Item 1. Financial Statements

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2021	December 31, 2020
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $1,954,187 and $1,730,835 as of June 30, 2021 and December 31, 2020, respectively)	$1,994,280	$1,804,286
Cash and cash equivalents (including restricted cash of $4,159 and $5,555 as of June 30, 2021 and December 31, 2020, respectively)	68,080	126,937
Premiums receivable	55,939	49,779
Accrued investment income	11,148	9,862
Prepaid expenses	4,095	3,292
Deferred policy acquisition costs, net	62,137	62,225
Software and equipment, net	31,443	29,665
Intangible assets and goodwill	3,634	3,634
Prepaid reinsurance premiums	3,831	6,190
Reinsurance recoverable	19,726	17,608
Other assets	51,565	53,188
Total assets	$2,305,878	$2,166,666

Liabilities
Debt	$393,949	$393,301
Unearned premiums	142,148	118,817
Accounts payable and accrued expenses	56,803	61,716
Reserve for insurance claims and claim expenses	101,235	90,567
Reinsurance funds withheld	6,904	8,653
Warrant liability, at fair value	3,385	4,409
Deferred tax liability, net	136,273	112,586
Other liabilities	5,276	7,026
Total liabilities	845,973	797,075
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 85,703,487 and 85,163,039 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively (250,000,000 shares authorized)	857	852
Additional paid-in capital	944,121	937,872
Accumulated other comprehensive income, net of tax	27,503	53,856
Retained earnings	487,424	377,011
Total shareholders' equity	1,459,905	1,369,591
Total liabilities and shareholders' equity	$2,305,878	$2,166,666

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenues	(In Thousands, except for per share data)
Net premiums earned	$110,888	$98,944	$216,767	$197,661
Net investment income	9,382	7,070	18,196	15,174
Net realized investment gains	12	711	12	639
Other revenues	483	1,223	984	2,123
Total revenues	120,765	107,948	235,959	215,597
Expenses
Insurance claims and claim expenses	4,640	34,334	9,602	40,031
Underwriting and operating expenses	34,725	30,370	68,790	62,647
Service expenses	481	1,090	1,072	1,824
Interest expense	7,922	5,941	15,837	8,685
(Gain) loss from change in fair value of warrant liability	(658)	1,236	(453)	(4,723)
Total expenses	47,110	72,971	94,848	108,464

Income before income taxes	73,655	34,977	141,111	107,133
Income tax expense	16,133	8,129	30,697	22,014
Net income	$57,522	$26,848	$110,414	$85,119

Earnings per share
Basic	$0.67	$0.36	$1.29	$1.20
Diluted	$0.65	$0.36	$1.27	$1.11

Weighted average common shares outstanding
Basic	85,647	73,617	85,483	71,090
Diluted	86,819	74,174	86,729	72,407

Net income	$57,522	$26,848	$110,414	$85,119
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) in accumulated other comprehensive gain (loss), net of tax expense (benefit) of $4,995 and $8,978 for the three months ended June 30, 2021 and 2020, and $(7,003) and $5,162 for the six months ended June 30, 2021 and 2020, respectively	18,790	33,773	(26,343)	19,418
Reclassification adjustment for realized (gains) losses included in net income, net of tax expense (benefit) of $3 and $149 for the three months ended June 30, 2021 and 2020, and $3 and ($258) for the six months ended June 30, 2021 and 2020, respectively	(10)	(562)	(10)	969
Other comprehensive income (loss), net of tax	18,780	33,211	(26,353)	20,387
Comprehensive income	$76,302	$60,059	$84,061	$105,506

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2020	85,163	$852	$937,872	$53,856	$377,011	$1,369,591
Common stock: class A shares issued related to warrant exercises	24	*	557	—	—	557
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	413	4	(624)	—	—	(620)
Share-based compensation expense	—	—	3,022	—	—	3,022
Change in unrealized investment gains/losses, net of tax benefit of $11,997	—	—	—	(45,133)	—	(45,133)
Net income	—	—	—	—	52,891	52,891
Balances, March 31, 2021	85,600	$856	$940,827	$8,723	$429,902	$1,380,308
Common stock: class A shares issued related to warrants	8	*	197	—	—	197
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	95	1	(286)	—	—	(285)
Share-based compensation expense	—	—	3,383	—	—	3,383
Change in unrealized investment gains/losses, net of tax expense of $4,992	—	—	—	18,780	—	18,780
Net income	—	—	—	—	57,522	57,522
Balances, June 30, 2021	85,703	$857	$944,121	$27,503	$487,424	$1,459,905

*    During the three months ended March 31, 2021, we issued 23,750 common shares with a par value of $0.01 in connection with the exercise of warrants, which is not identifiable in this schedule due to rounding. During the three months ended June 30, 2021, we issued 8,096 common shares with a par value of $0.01 in connection with the exercise of warrants, which is not identifiable in this schedule due to rounding.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2019	68,358	$684	$707,003	$17,288	$205,445	$930,420
Common stock: class A shares issued related to warrant exercises	6	*	221	—	—	221
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	510	5	(3,755)	—	—	(3,750)
Share-based compensation expense	—	—	2,552	—	—	2,552
Change in unrealized investment gains/losses, net of tax benefit of $3,409	—	—	—	(12,824)	—	(12,824)
Net income	—	—	—	—	58,271	58,271
Balances, March 31, 2020	68,874	$689	$706,021	$4,464	$263,716	$974,890
Common stock: class A shares issued related to warrants	15,870	159	219,528	—	—	219,687
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	61	*	(321)	—	—	(321)
Share-based compensation expense	—	—	2,722	—	—	2,722
Change in unrealized investment gains/losses, net of tax expense of $8,829	—	—	—	33,211	—	33,211
Net income	—	—	—	—	26,848	26,848
Balances, June 30, 2020	84,805	$848	$927,950	$37,675	$290,564	$1,257,037

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

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities	(In Thousands)
Net income	$110,414	$85,119
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(12)	(639)
Gain (loss) from change in fair value of warrant liability	(453)	(4,723)
Depreciation and amortization	5,344	4,914
Net amortization of premium on investment securities	3,289	629
Amortization of debt discount and debt issuance costs	893	3,267
Deferred income taxes	30,692	22,006
Share-based compensation expense	6,405	5,274
Changes in operating assets and liabilities:
Premiums receivable	(6,160)	(323)
Accrued investment income	(1,286)	(1,078)
Prepaid expenses	(803)	96
Deferred policy acquisition costs, net	88	(3,647)
Other assets	230	(328)
Unearned premiums	23,331	(21,406)
Reserve for insurance claims and claim expenses	10,668	46,151
Reinsurance recoverable	(2,118)	(9,368)
Reinsurance balances, net	9	2,658
Accounts payable and accrued expenses	2,013	(1,247)
Net cash provided by operating activities	182,544	127,355
Cash flows from investing activities
Purchase of short-term investments	(8,991)	(41,872)
Purchase of fixed-maturity investments, available-for-sale	(286,635)	(451,462)
Proceeds from maturity of short-term investments	—	85,689
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	60,997	297,977
Software and equipment	(6,050)	(4,638)
Net cash (used in) investing activities	(240,679)	(114,306)
Cash flows from financing activities
Proceeds from issuance of common stock related to public offering, net of issuance costs	—	220,284
Proceeds from issuance of common stock related to employee equity plans	4,043	3,391
Proceeds from issuance of common stock related to warrants	183	—
Taxes paid related to net share settlement of equity awards	(4,948)	(7,462)
Proceeds from senior secured notes	—	400,000
Repayments of term loan	—	(147,750)
Payments of debt issuance/modification costs	—	(7,151)
Net cash (used in) provided by financing activities	(722)	461,312

Net (decrease) increase in cash, cash equivalents and restricted cash	(58,857)	474,361
Cash, cash equivalents and restricted cash, beginning of period	126,937	41,089
Cash, cash equivalents and restricted cash, end of period	$68,080	$515,450

Supplemental disclosures of cash flow information
Interest paid	$14,750	$4,286
Income taxes refunded	$457	$76

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
The global dislocation caused by COVID-19 was unprecedented. In response to the COVID-19 outbreak and uncertainty that it introduced, we activated our disaster continuity program to ensure our employees were safe and able to manage our business without interruption. We pursued a broad series of capital and reinsurance transactions to bolster our balance sheet and expand our ability to serve our customers and their borrowers, and we updated our underwriting guidelines and policy pricing in consideration of the increased level of macroeconomic volatility.
While there is increased optimism that the acute economic impact of COVID-19 has begun to recede, the pandemic continues to affect communities across the U.S. and poses significant risk globally. The path and pace of global economic recovery will depend, in large part, on the course of the virus (including the newly emergent Delta variant), which itself remains unknown and subject to risk. Given this uncertainty, we are not able to fully assess or estimate the ultimate impact COVID-19 will have on the mortgage insurance market, our business performance or our financial position including our new business production, default and claims experience, and investment portfolio results at this time.
Significant Accounting Principles
There have been no changes to our significant accounting principles as described in Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - Summary of Accounting Principles" of our 2020 10-K, except as noted in "Variable Interest Entities" and "Recent Accounting Pronouncements - Adopted" below.
Variable Interest Entities
    NMIC is a party to reinsurance agreements with Oaktown Re Ltd., Oaktown Re II Ltd., Oaktown Re III Ltd., Oaktown Re IV Ltd. Oaktown Re V Ltd., and Oaktown Re VI Ltd. (special purpose reinsurance entities collectively referred to as the Oaktown Re Vehicles) effective May 2, 2017, July 25, 2018, July 30, 2019, July 30, 2020, October 29, 2020 and April 27, 2021, respectively. At inception of the respective reinsurance agreements, we determined that each of the Oaktown Re Vehicles were variable interest entities (VIEs), as defined under GAAP Accounting Standards Codification (ASC) 810, because they did not

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
have sufficient equity at risk to finance their respective activities. We evaluated the VIEs at inception to determine whether NMIC was the primary beneficiary under each reinsurance transaction and, if so, whether we were required to consolidate the assets and liabilities of each VIE. The primary beneficiary of a VIE is an enterprise that (1) has the power to direct the activities of the VIE, which most significantly impact its economic performance and (2) has significant economic exposure to the VIE, i.e., the obligation to absorb losses or receive benefits that could potentially be significant. The determination of whether an entity is the primary beneficiary of a VIE is complex and requires management judgment regarding determinative factors, including the expected results of the VIE and how those results are absorbed by beneficial interest holders, as well as which party has the power to direct activities that most significantly impact the performance of the VIE. We concluded that we are not the primary beneficiary of each VIE and, as such, we do not consolidate them in our consolidated financial statements.

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of June 30, 2021	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$29,427	$1,533	$—	$30,960
Municipal debt securities	506,433	9,610	(1,600)	514,443
Corporate debt securities	1,295,461	36,011	(7,315)	1,324,157
Asset-backed securities	113,506	1,906	(52)	115,360
Total bonds	1,944,827	49,060	(8,967)	1,984,920
Short-term investments	9,360	1	(1)	9,360
Total investments	$1,954,187	$49,061	$(8,968)	$1,994,280

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2020	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$29,412	$2,186	$—	$31,598
Municipal debt securities	407,323	14,027	(2)	421,348
Corporate debt securities	1,165,260	55,014	(483)	1,219,791
Asset-backed securities	128,471	2,736	(27)	131,180
Total bonds	1,730,466	73,963	(512)	1,803,917
Short-term investments	369	—	—	369
Total investments	$1,730,835	$73,963	$(512)	$1,804,286
We did not own any mortgage-backed securities in our asset-backed securities portfolio at June 30, 2021 or December 31, 2020.

The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Financial	38%	37%
Consumer	22	23
Communications	12	10
Utilities	10	11
Technology	10	10
Industrial	8	9
Total	100%	100%
As of June 30, 2021 and December 31, 2020, approximately $5.6 million and $5.7 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Scheduled Maturities
The amortized cost and fair value of available-for-sale securities as of June 30, 2021 and December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of June 30, 2021	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$71,762	$72,265
Due after one through five years	581,153	605,423
Due after five through ten years	1,127,385	1,140,283
Due after ten years	60,381	60,949
Asset-backed securities	113,506	115,360
Total investments	$1,954,187	$1,994,280

As of December 31, 2020	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$57,429	$57,949
Due after one through five years	507,444	536,520
Due after five through ten years	1,016,230	1,056,098
Due after ten years	21,261	22,539
Asset-backed securities	128,471	131,180
Total investments	$1,730,835	$1,804,286
Aging of Unrealized Losses
As of June 30, 2021, the investment portfolio had gross unrealized losses of $9.0 million, none of which had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2020, the investment portfolio had gross unrealized losses of $512 thousand, of which $8 thousand had been in an unrealized loss position for a period of twelve months or longer. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of June 30, 2021		(Dollars in Thousands)
Municipal debt securities	99	$169,463	$(1,600)	—	$—		99	$169,463	$(1,600)
Corporate debt securities	70	464,406	(7,315)	—	—		70	464,406	(7,315)
Asset-backed securities	2	5,136	(52)	—	—		2	5,136	(52)
Short-term investments	2	5,994	(1)	—	—	—	2	5,994	(1)
Total	173	$644,999	$(8,968)	—	$—	$—	173	$644,999	$(8,968)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2020		(Dollars in Thousands)
Municipal debt securities	4	3,548	(2)	—	—	—	4	3,548	(2)
Corporate debt securities	9	40,081	(483)	1	33	—	10	40,114	(483)
Asset-backed securities	2	5,191	(19)	1	2,495	(8)	3	7,686	(27)
Total	15	$48,820	$(504)	2	$2,528	$(8)	17	$51,348	$(512)

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Allowance for credit losses
As of June 30, 2021 and December 31, 2020, we did not recognize an allowance for credit loss for any security in the investment portfolio and we did not record any provision for credit loss for investment securities during the three or six month periods ended June 30, 2021 or June 30, 2020.
The increase in the number of securities in and the aggregate size of the unrealized loss position as of June 30, 2021, was primarily driven by interest rate movements following the purchase date of certain securities. Based on current facts and circumstances, we believe the unrealized losses as of June 30, 2021 are not indicative of the ultimate collectability of the current amortized cost of the securities.

Net Investment Income
The following table presents the components of net investment income:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
	(In Thousands)
Investment income	$9,608	$7,320	$18,833	$15,669
Investment expenses	(226)	(250)	(637)	(495)
Net investment income	$9,382	$7,070	$18,196	$15,174

The following table presents the components of net realized investment losses:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
	(In Thousands)
Gross realized investment gains	$12	$4,586	$12	$5,126
Gross realized investment losses	—	(3,875)	—	(4,487)
Net realized investment gains	$12	$711	$12	$639

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2021	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$30,960	$—	$—	$30,960
Municipal debt securities	—	514,443	—	514,443
Corporate debt securities	—	1,324,157	—	1,324,157
Asset-backed securities	—	115,360	—	115,360
Cash, cash equivalents and short-term investments	77,440	—	—	77,440
Total assets	$108,400	$1,953,960	$—	$2,062,360
Warrant liability	—	—	3,385	3,385
Total liabilities	$—	$—	$3,385	$3,385

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2020	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$31,598	$—	$—	$31,598
Municipal debt securities	—	421,348	—	421,348
Corporate debt securities	—	1,219,791	—	1,219,791
Asset-backed securities	—	131,180	—	131,180
Cash, cash equivalents and short-term investments	127,306	—	—	127,306
Total assets	$158,904	$1,772,319	$—	$1,931,223
Warrant liability	—	—	4,409	4,409
Total liabilities	$—	$—	$4,409	$4,409
There were no transfers between Level 2 and Level 3 of the fair value hierarchy during the six months ended June 30, 2021, or the year ended December 31, 2020.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides a roll-forward of Level 3 liabilities measured at fair value:

	For the six months ended June 30,
Warrant Liability	2021	2020
	(In Thousands)
Balance, January 1	$4,409	$7,641
Change in fair value of warrant liability included in earnings	(453)	(4,723)
Issuance of common stock on warrant exercise	(571)	(220)
Balance, June 30	$3,385	$2,698
The following table outlines the key inputs and assumptions used to calculate the fair value of the warrant liability in the Black-Scholes option-pricing model as of the dates indicated.

	As of June 30,
	2021	2020
Common stock price	$22.48	$16.08
Risk free interest rate	0.06%	0.16%
Expected life	0.81 years	1.81 years
Expected volatility	39.0%	71.6%
Dividend yield	0%	0%
The changes in fair value of the warrant liability for the six months ended June 30, 2021 and 2020 were driven by the exercise of outstanding warrants, as well as changes in the price of our common stock and other Black-Scholes model inputs during the respective periods.
Financial Instruments not Measured at Fair Value
On June 19, 2020, we issued $400.0 million aggregate principal amount of senior secured notes that mature on June 1, 2025 (the Notes) and used a portion of the proceeds from the Notes offering to repay the outstanding amount due under our $150 million term loan (2018 Term Loan). At June 30, 2021, the Notes were carried at a cost of $393.9 million, net of unamortized debt issuance costs of $6.1 million, and had a fair value of $459.3 million as assessed under our Level 2 hierarchy. At December 31, 2020, the Notes were carried at a cost of $393.3 million, net of unamortized debt issuance costs of $6.7 million, and had a fair value of $447.1 million.
4. Debt
Senior Secured Notes
At June 30, 2021, we had $400.0 million aggregate principal amount of senior secured notes outstanding. The Notes were issued pursuant to an indenture dated June 19, 2020 (the Indenture) and bear interest at a rate of 7.375%, payable semi-annually on June 1 and December 1. $244.4 million of proceeds from the Notes offering were contributed to our lead operating subsidiary, NMIC and remaining proceeds were used to repay the outstanding amount due under the 2018 Term Loan due on May 24, 2023 and to pay underwriting fees incurred connection with the offering.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Interest expense for the Notes includes interest and the amortization of capitalized debt issuance costs. In connection with the Notes offering, we recorded capitalized debt issuance costs of $7.4 million. Such amounts will be amortized over the contractual life of the Notes using the effective interest method. At June 30, 2021 and December 31, 2020, approximately $6.1 million and $6.7 million, respectively, of unamortized debt issuance costs remained.

Interest expense for the three and six months ended June 30, 2020 includes $2.6 million of costs related to the extinguishment of the 2018 Term Loan and the issuance of the Notes.
At June 30, 2021 and December 31, 2020, $2.5 million of accrued and unpaid interest on the Notes was included in "Accounts Payable and Accrued Expenses" on our condensed consolidated balance sheet.
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
On October 30, 2020, we entered into a Joinder Agreement to the Credit Agreement, increasing the aggregate principal amount of commitments under the 2020 Revolving Credit Facility from $100 million to $110 million. All other terms remained unchanged. As of June 30, 2021, no amounts were drawn under the 2020 Revolving Credit Facility.
Under the 2020 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of June 30, 2021, the applicable commitment fee was 0.35%. For the three and six months ended June 30, 2021, we recorded $0.1 million and $0.2 million of commitment fees in interest expense, respectively.
We incurred debt issuance costs of $0.8 million in connection with the 2020 Revolving Credit Facility and had $0.6 million of unamortized debt issuance costs associated with the 2018 Revolving Credit Facility remaining at the time of its amendment and replacement. Combined unamortized debt issuance will be amortized through interest expense on a straight-line basis over the contractual life of the 2020 Revolving Credit Facility. At June 30, 2021, remaining unamortized deferred debt issuance costs were $0.8 million.
We are subject to certain covenants under the 2020 Revolving Credit Facility, including, but not limited to, the following: a maximum debt-to-total capitalization ratio of 35%, a minimum liquidity requirement, compliance with the PMIERs' financial requirements (subject to any GSE approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants at June 30, 2021.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In Thousands)
Net premiums written
Direct	$148,944	$108,478	$285,176	$211,931
Ceded (1)	(22,302)	(18,369)	(42,719)	(30,451)
Net premiums written	$126,642	$90,109	$242,457	$181,480

Net premiums earned
Direct	$134,203	$120,150	$261,846	$233,337
Ceded (1)	(23,315)	(21,206)	(45,079)	(35,676)
Net premiums earned	$110,888	$98,944	$216,767	$197,661
(1)    Net of profit commission.
Excess-of-loss reinsurance
NMIC is party to reinsurance agreements with the Oaktown Re Vehicles that provide it with aggregate excess-of-loss reinsurance coverage on defined portfolios of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the respective Oaktown Re Vehicle then provides second layer loss protection up to a defined reinsurance coverage amount. NMIC then retains losses in excess of the respective reinsurance coverage amounts.
NMIC makes risk premium payments to the Oaktown Re Vehicles for the applicable outstanding reinsurance coverage amount and pays an additional amount for anticipated operating expenses (capped at $250 thousand per year, except with respect to Oaktown Re Ltd., for which the cap is $300 thousand per year). NMIC ceded aggregate premiums to the Oaktown Re Vehicles of $10.2 million and $19.6 million during the three and six months ended June 30, 2021, respectively, and $3.3 million and $7.1 million during the three and six months ended June 30, 2020, respectively. The increase in premiums ceded during the respective periods year-on-year is due to the inception of the excess-of-loss reinsurance agreements that NMIC entered in with Oaktown Re IV Ltd., Oaktown Re V Ltd. and Oaktown Re VI Ltd.
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to the Oaktown Re Vehicles during the three and six months ended June 30, 2021 and 2020, as the aggregate first layer risk retention for each applicable agreement was not exhausted during such periods.
Under the terms of each excess-of-loss reinsurance agreement, the Oaktown Re Vehicles are required to fully collateralize their outstanding reinsurance coverage amount to NMIC with funds deposited into segregated reinsurance trusts. Such trust funds are required to be invested in short-term U.S. Treasury money market funds at all times. Each Oaktown Re Vehicle financed its respective collateral requirement through the issuance of mortgage insurance-linked notes to unaffiliated investors. Such insurance-linked notes mature ten years from the inception date of each reinsurance agreement (except the notes issued by Oaktown Re VI Ltd. which have a 12.5 year maturity). We refer to NMIC's reinsurance agreements with and the insurance-linked note issuances by the Oaktown Re Vehicles individually as the 2017 ILN Transaction, 2018 ILN Transaction, 2019 ILN Transaction, 2020-1 ILN Transaction, 2020-2 ILN Transaction and 2021-1 ILN Transaction, and collectively as the ILN Transactions.
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease over a ten-year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled (except the coverage provided by Oaktown Re VI Ltd., which decreases over a 12.5 year period). As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction noteholders as amortization of the outstanding insurance-linked note principal balances. The outstanding reinsurance coverage amounts stop amortizing, and the collateral distribution to ILN Transaction noteholders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event). A Lock-Out Event was deemed to have occurred, effective June 25, 2020 for each of the 2017, 2018 and 2019 ILN Transactions (related to the default experience of the underlying reference pools for each respective transaction) and at inception of the 2021-1 ILN Transaction (related to the initial build of its target credit enhancement), and the amortization of reinsurance

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
coverage, and distribution of collateral assets and amortization of insurance-linked notes was suspended for each ILN Transaction. The amortization of reinsurance coverage, distribution of collateral assets and amortization of insurance-linked notes will remain suspended for the duration of the Lock-Out Event for each ILN Transaction, and during such period assets will be preserved in the applicable reinsurance trust account to collateralize the excess-of-loss reinsurance coverage provided to NMIC.

The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each of the ILN Transactions. Current amounts are presented as of June 30, 2021.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2017 ILN Transaction	May 2, 2017	1/1/2013 - 12/31/2016	$211,320	$40,226	$126,793	$121,234
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	264,545	158,489	125,312	122,937
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	231,877	123,424	122,757
2020-1 ILN Transaction	July 30, 2020	7/1/2019 - 3/31/2020	322,076	128,750	169,514	169,488
2020-2 ILN Transaction	October 29, 2020	4/1/2020 - 9/30/2020 (2)	242,351	205,846	121,777	121,177
2021-1 ILN Transaction (4)	April 27, 2021	10/1/2020 - 3/31/2021(3)	367,238	367,238	163,708	163,708
(1)    NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure and cedes reserves for incurred claims and claims expenses to each applicable ILN Transaction and recognizes a reinsurance recoverable if such incurred claims and claims expenses exceed its current first layer retained loss.
(2)     Approximately 1% of the production covered by the 2020-2 ILN Transaction has coverage reporting dates between July 1, 2019 and March 31, 2020.
(3)    Approximately 1% of the production covered by the 2021-1 ILN Transaction has coverage reporting dates between July 1, 2019 and September 30, 2020.
(4)    As of June 30, 2021, the current reinsurance coverage amount on the 2021-1 ILN transaction is equal to the initial reinsurance coverage, as the reinsurance coverage provided by Oaktown Re will not decrease until its target credit enhancement is met.
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
Under the terms of the 2018, 2019 and 2020-1 ILN Transactions, we are required to maintain a certain level of restricted funds in premium deposit accounts with Bank of New York Mellon until the respective notes have been redeemed in full. "Cash and cash equivalents" on our condensed consolidated balance sheet includes restricted amounts of $4.2 million and $5.6 million as of June 30, 2021 and December 31, 2020, respectively. We are not required to deposit additional funds into the premium deposit accounts in the future and the restricted balances required under these transactions will decline over time as the outstanding principal balance of the respective insurance-linked notes are amortized.

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
Under the terms of the 2021 QSR Transaction, NMIC cedes premiums earned related to 22.5% of the risk on eligible policies written in 2021 (subject to an aggregate risk written limit). The 2021 QSR Transaction is scheduled to terminate on December 31, 2031. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2024, or at the end of any calendar quarter thereafter, which would result in NMIC recapturing the related risk.

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table shows amounts related to the QSR Transactions:

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In Thousands)
Ceded risk-in-force	$7,113,707	$4,563,676	$7,113,707	$4,563,676
Ceded premiums earned	(27,537)	(23,210)	(53,284)	(46,221)
Ceded claims and claim expenses	1,194	8,669	2,374	10,201
Ceding commission earned	5,961	4,428	11,123	8,941
Profit commission	14,391	5,271	27,771	17,684
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
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. NMIC's reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to the 2016 QSR Transaction was $4.7 million as of June 30, 2021.
In accordance with the terms of the 2018, 2020 and 2021 QSR Transactions, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also recognized quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The aggregate reinsurance recoverable on loss reserves related to the 2018, 2020 and 2021 QSR Transactions was $15.0 million as of June 30, 2021.
We remain directly liable for all claim payments if we are unable to collect reinsurance recoverable due from our reinsurers and, as such, we actively monitor and manage our counterparty credit exposure to our reinsurance providers. We establish an allowance for expected credit loss against our reinsurance recoverable if we do not expect to recover amounts due from one or more of our reinsurance counterparties, and report our reinsurance recoverable net of such allowance, if any. We actively monitor the counterparty credit profiles of our reinsurers and each is required to partially collateralize its obligations under the terms of our QSR Transactions. As of June 30, 2021, we did not recognize any allowance for credit loss with respect to our reinsurance recoverable.
6. Reserves for Insurance Claims and Claim Expenses
We hold gross reserves in an amount equal to the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. A loan is considered to be in "default" as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. As of June 30, 2021, we had 8,764 primary loans in default and held gross reserves for insurance claims and claim expenses of $101.2 million. During the six months ended June 30, 2021, we paid 35 claims totaling $1.3 million, including 34 claims covered under the QSR Transactions representing $0.3 million of ceded claims and claim expenses.
In 2013, we entered into a pool insurance transaction with Fannie Mae. The pool transaction includes a deductible, which represents the amount of claims to be absorbed by Fannie Mae before we are obligated to pay any claims. We only establish reserves for pool risk if we expect claims to exceed this deductible. At June 30, 2021, 156 loans in the pool were in default. These

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
156 loans represented approximately $13.4 million of RIF. Due to the size of the remaining deductible, our expectation that a limited number of loans in default will progress to a claim and the expected severity on such claim submissions (all loans in the pool had loan-to-value (LTV) ratios under 80% at origination), we did not establish any case or IBNR reserves for pool risk at June 30, 2021. In connection with the settlement of pool claims, we applied $1.0 million to the pool deductible through June 30, 2021. At June 30, 2021, the remaining pool deductible was $9.4 million. We have not paid any pool claims to date. 100% of our pool RIF is reinsured under the 2016 QSR Transaction.
We had 8,764 loans in default in our primary insured portfolio as of June 30, 2021, which represented a 1.86% default rate against 471,794 total policies in-force. We had 10,816 loans in default in our primary insured portfolio as of June 30, 2020, which represented a 2.90% default rate against 372,934 total policies in-force. Although our default count declined from June 30, 2020 to June 30, 2021, the population remains elevated compared to our historical experience due to the continued challenges certain borrowers are facing related to the COVID-19 outbreak and their decision to access the forbearance program for federally backed loans codified under the Coronavirus Aid, Relief and Economic Security (CARES) Act or similar programs made available by private lenders.
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
Our reserve setting process considers the beneficial impact of forbearance, foreclosure moratorium and other assistance programs available to defaulted borrowers. At June 30, 2020 and 2021, we established lower reserves for defaults that we consider to be connected to the COVID-19 outbreak given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses:

	For the six months ended June 30,
	2021	2020
	(In Thousands)
Beginning balance	$90,567	$23,752
Less reinsurance recoverables (1)	(17,608)	(4,939)
Beginning balance, net of reinsurance recoverables	72,959	18,813

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	15,626	42,516
Prior years (3)	(6,024)	(2,485)
Total claims and claim expenses incurred	9,602	40,031

Less claims paid:
Claims and claim expenses paid:
Current year (2)	12	39
Prior years (3)	1,040	3,209
Total claims and claim expenses paid	1,052	3,248

Reserve at end of period, net of reinsurance recoverables	81,509	55,596
Add reinsurance recoverables (1)	19,726	14,307
Ending balance	$101,235	$69,903
(1)    Related to ceded losses recoverable under the QSR Transactions. See Note 5, "Reinsurance" for additional information.
(2) Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $9.8 million attributed to net case reserves and $5.6 million attributed to net IBNR reserves for the six months ended June 30, 2021 and $34.7 million attributed to net case reserves and $7.1 million attributed to net IBNR reserves for the six months ended June 30, 2020.
(3) Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $1.1 million attributed to net case reserves and $5.0 million attributed to net IBNR reserves for the six months ended June 30, 2021 and $1.1 million attributed to net case reserves and $1.3 million attributed to net IBNR reserves for the six months ended June 30, 2020.

The "claims incurred" section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $81.8 million related to prior year defaults remained as of June 30, 2021.

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the three months ended June 30		For the six months ended June 30,
	2021	2020	2021	2020
	(In Thousands, except for per share data)
Net income	$57,522	$26,848	$110,414	$85,119
Basic weighted average shares outstanding	85,647	73,617	85,483	71,090
Basic earnings per share	$0.67	$0.36	$1.29	$1.20

Net income	$57,522	$26,848	$110,414	$85,119
Gain from change in fair value of warrant liability	(658)	—	(453)	(4,723)
Diluted net income	$56,864	$26,848	$109,961	$80,396

Basic weighted average shares outstanding	85,647	73,617	85,483	71,090
Dilutive effect of issuable shares	1,172	557	1,246	1,317
Diluted weighted average shares outstanding	86,819	74,174	86,729	72,407

Diluted earnings per share	$0.65	$0.36	$1.27	$1.11

Anti-dilutive shares	2	609	1	78

8. Warrants
We issued 992 thousand warrants in connection with a private placement of our common stock in April 2012, of which 271 thousand remained outstanding available for exercise at June 30, 2021. Each warrant gives the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million.
During the three months ended June 30, 2021, 14 thousand warrants were exercised resulting in the issuance of eight thousand shares of common stock. Upon exercise, we reclassified approximately $0.2 million of warrant fair value from warrant liability to additional paid-in capital. During the six months ended June 30, 2021, 41 thousand warrants were exercised resulting in the issuance of 32 thousand shares of common stock. Upon exercise, we reclassified approximately $0.6 million of warrant fair value from warrant liability to additional paid-in capital.
During the three months ended June 30, 2020, no warrants were exercised. During the six months ended June 30, 2020, nine thousand warrants were exercised resulting in the issuance of six thousand shares of common stock. Upon exercise, we reclassified approximately $0.2 million of warrant fair value from warrant liability to additional paid-in capital.

9. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. NMIH files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our effective tax rate on our pre-tax income was 21.9% and 21.8% for the three and six months ended June 30, 2021, respectively, compared to 23.2% and 20.5% for the three and six months ended June 30, 2020, respectively. Our provision for income taxes for interim reporting periods is established based on our estimated annual effective tax rate for a given year. Our effective tax rate may fluctuate between interim periods due to the impact of discrete items not included in our estimated annual effective tax rate, including the tax effects associated with the vesting of RSUs and exercise of options, and the change in fair value of our warrant liability. Such items are treated on a discrete basis in the reporting period in which they occur.
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent. As a result, our interim provision for income taxes for the three and six months ended June 30, 2021 represents a change in our net deferred tax liability. As of June 30, 2021 and December 31, 2020, we held $46.4 million of tax and loss bonds in "Other assets" on our condensed consolidated balance sheet.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Premium Receivable

Premiums receivable consists of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, all associated receivables are written off against earned premium and the related insurance policy is canceled. We recognize an allowance for credit losses for premiums receivable based on credit losses expected to arise over the life of the receivable. Due to the nature of our insurance policies (a necessary precondition for access to mortgage credit for covered borrowers) and the short duration of the related receivables, we do not typically experience credit losses against our premium receivables and did not establish an allowance for credit loss at June 30, 2021 and December 31, 2020.

Premiums receivable may be written off prior to 120 days in the ordinary course of business for non-credit events including, but not limited to, the modification or refinancing of an underlying insured loan.
We establish a reserve for the write-off of premiums receivable based on historical experience. Our premium write-off reserve was not material at June 30, 2021 or December 31, 2020.
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
NMIC and Re One generated combined statutory net income of $8.8 million and $15.1 million for the three and six months ended June 30, 2021, respectively, and combined statutory net loss of $24.7 million and $17.0 million for the three and six months ended June 30, 2020, respectively.
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
The following table presents NMIC and Re One's combined statutory surplus, contingency reserve, statutory capital and risk-to-capital (RTC) ratio:

	June 30, 2021	December 31, 2020
	(In Thousands)
Statutory surplus	$906,430	$894,331
Contingency reserve	899,246	768,324
Statutory capital (1)	$1,805,676	$1,662,655

Risk-to-capital	11.8:1	11.7:1
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
period ended December 31, 2021 without prior approval from the Wisconsin OCI. Neither Re One nor NMIC have ever paid dividends to NMIH.
As an approved insurer under PMIERs, NMIC would generally be subject to prior GSE approval of its ability to pay dividends to NMIH if it failed to meet the financial requirements prescribed by PMIERs. In response to the COVID-19 pandemic, the GSEs issued temporary PMIERs guidance, effective for the period from June 30, 2020 to June 30, 2021, that requires approved insurers to secure approval from the GSEs prior to paying any dividends, even if the approved insurer otherwise satisfies the financial requirements prescribed by PMIERs. On June 30, 2021, the GSEs updated the temporary PMIERs guidance to permit approved insurers to pay dividends without securing prior approval if certain prescribed financial requirements are met during the period from July 1, 2021 to December 31, 2021.

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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of June 30, 2021, we had master policies with 1,656 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of June 30, 2021, we had $138.1 billion of total insurance-in-force (IIF), including primary IIF of $136.6 billion, and $34.5 billion of gross RIF, including primary RIF of $34.4 billion.
We believe that our success in acquiring a large and diverse group of lender customers and growing a portfolio of high-quality IIF traces to our founding principles, whereby we aim to help qualified individuals achieve their homeownership goals, ensure that we remain a strong and credible counter-party, deliver a unique customer service experience, establish a differentiated risk management approach that emphasizes the individual underwriting review or validation of the vast majority of the loans we insure, utilizing our proprietary Rate GPS® pricing platform to dynamically evaluate risk and price our policies, and foster a culture of collaboration and excellence that helps us attract and retain experienced industry leaders.
Our strategy is to continue to build on our position in the private MI market, expand our customer base and grow our insured portfolio of high-quality residential loans by focusing on long-term customer relationships, disciplined and proactive risk selection and pricing, fair and transparent claim payment practices, responsive customer service, and financial strength and profitability.

Our common stock trades on the NASDAQ under the symbol "NMIH." Our headquarters is located in Emeryville, California. As of June 30, 2021, we had 251 employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
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
The global dislocation caused by COVID-19 was unprecedented. In response to the COVID-19 outbreak and uncertainty that it introduced, we activated our disaster continuity program to ensure our employees were safe and able to manage our business without interruption. We pursued a broad series of capital and reinsurance transactions to bolster our balance sheet and expand our ability to serve our customers and their borrowers, and we updated our underwriting guidelines and policy pricing in consideration of the increased level of macroeconomic volatility.
The U.S. housing market demonstrated notable resiliency in the face of COVID stress, with significant purchase demand, record levels of mortgage origination activity and nationwide house price appreciation emerging shortly after the onset of the pandemic. More recently, the broad resumption of personal and business activity nationwide has prompted a sharp economic rebound and provided hope for a sustainable economic recovery.
While there is increased optimism that the acute economic impact of COVID-19 has begun to recede, the pandemic continues to affect communities across the U.S. and poses significant risk globally. The path and pace of global economic recovery will depend, in large part, on the course of the virus (including the newly emergent Delta variant), which itself remains unknown and subject to risk. Given this uncertainty, we are not able to fully assess or estimate the ultimate impact COVID-19 will have on the mortgage insurance market, our business performance or our financial position including our new business production, default and claims experience, and investment portfolio results at this time.
Potential Impact on the U.S. Housing Market and Mortgage Insurance Industry
The U.S. housing market demonstrated significant resiliency amidst the broader economic dislocation caused by the outbreak of COVID-19. Low interest rates helped to support housing affordability, medical concerns and lifestyle preferences drove people to move from densely populated urban areas to suburban communities where social distancing was more easily achieved, and shelter-in-place directives reinforced the value of homeownership – all of which contributed to an influx of new home buyers, record levels of purchase demand, and nationwide house price appreciation.
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
We also perceive the house price environment in the period leading up to the COVID crisis to be anchored by more balanced market fundamentals than that in the period leading up to the 2008 Financial Crisis. We believe the 2008 Financial Crisis was directly precipitated by irresponsible behavior in the housing market that drove home prices to unsustainable heights (a so-called "bubble"). We see a causal link between the housing market and the 2008 Financial Crisis that we do not see in the COVID-19 outbreak, and we believe this will further contribute to housing market stability in the current period.
Purchase mortgage origination volume has increased significantly as factors related to the COVID-19 crisis have spurred significant incremental demand for homeownership. Refinancing origination volume has also grown dramatically as historically low mortgage rates have created refinancing opportunities for a large number of existing borrowers.
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
We had 251 employees at June 30, 2021, including 86 who typically work at our corporate headquarters in Emeryville, CA and 165 who typically work from home in locations across the country. In response to the COVID-19 outbreak, we activated our business continuity program and instituted additional work-from-home practices for our Emeryville-based staff. We transitioned our operations seamlessly and have continued to positively engage with customers on a remote basis. Our IT environment, underwriting capabilities, policy servicing platform and risk architecture have continued without interruption, and our internal control environment is unchanged. We achieved this transition without incurring additional capital expenditures or operating expenses and we believe our current operating platform can continue to support our newly distributed needs for an extended period without further investment beyond that planned in the ordinary course.
While the broad COVID vaccination effort and relaxation of local restrictions on indoor business operation may allow for a general resumption of in-office activity for our headquarters-based employees, the success of our remote work experience through the pandemic has caused us to offer increased flexibility for employees who prefer a full-time or part-time distributed engagement. If we continue to offer such flexibility and a large enough number of employees elect such an approach, our office and real estate needs could evolve.
New Business Production
Our NIW volume increased significantly following the onset of the COVID-19 pandemic driven by the broad resiliency of the housing market, growth in total mortgage origination volume and increasing size of the U.S. mortgage insurance market, as well as the continued expansion of our customer franchise. We wrote $22.8 billion of NIW during the three months ended June 30, 2021, up 73% compared to the three months ended June 30, 2020.
While we currently expect our new business production will remain elevated, the emergence of the Delta variant and potential onset of a new viral wave could prompt a reintroduction of broad-based shelter in place directives, increased unemployment or other potentially negative economic and societal outcomes that could cause a moderation or decline in our volume going forward.

We have broadly defined underwriting standards and loan-level eligibility criteria that are designed to limit our exposure to higher risk loans, and have used Rate GPS to actively shape the mix of our new business production and insured portfolio by, among other risk factors, borrower FICO score, debt-to-income (DTI) ratio and LTV ratio. In the weeks following the outbreak of COVID-19, we adopted changes to our underwriting guidelines, including changes to our loan documentation requirements, asset reserve requirements, employment verification process and income continuance determinations, that further strengthened the credit risk profile of our NIW volume and IIF. At June 30, 2021, the weighted average FICO score of our RIF was 754 and we had a 3% mix of below 680 FICO score risk. Similarly, at June 30, 2021, the weighted average LTV ratio (at origination) of our insured portfolio was 92.4% and we had a 10% mix of 97% LTV risk.
Delinquency Trends and Claims Expense
At June 30, 2021 we had 8,764 defaulted loans in our primary insured portfolio, which represented a 1.86% default rate against our 471,794 total policies in-force, and identified 11,889 loans that were enrolled in a forbearance program, including 7,822 of those in default status.
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
Our total population of defaulted loans peaked in August 2020 and has declined every month since with consistency. As of July 31, 2021, our default population was 8,277, representing a 1.73% default rate.
The table below highlights default and forbearance activity in our primary portfolio as of the dates indicated

	Default and Forbearance Activity as of
	6/30/2020	9/30/2020	12/31/2020	3/31/21	6/30/21
Number of loans in default	10,816	13,765	12,209	11,090	8,764
Default rate (1)	2.90%	3.60%	3.06%	2.54%	1.86%

Number of loans in forbearance	28,555	24,809	19,464	14,805	11,889
Forbearance rate (2)	7.66%	6.50%	4.87%	3.39%	2.52%

(1)    Default rate is calculated as the number of loans in default divided by total polices in force
(2)    Forbearance rate is calculated as the number of loans in forbearance divided by total polices in force.

While we are encouraged by the decline in our forbearance and default populations and optimistic that we will see continued improvement as the economic stress of the COVID crisis recedes, the emergence of the Delta variant or future viral waves could cause further social and economic dislocation and contribute to an increase in our forbearance and default counts in future periods.
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
We generally observe that forbearance programs are an effective tool to bridge dislocated borrowers from a time of acute stress to a future date when they can resume timely payment of their mortgage obligations. The effectiveness of forbearance programs is enhanced by the availability of various repayment and loan modification options, which allow borrowers to amortize, or in certain instances fully defer the payments otherwise due during the forbearance period, over an extended length of time. In response to the onset of the COVID-19 outbreak, the GSEs have introduced new repayment and loan modification options to further assist borrowers with their transition out of forbearance and back into performing status. Our reserve setting process considers the beneficial impact of forbearance, foreclosure moratorium and other assistance programs available to defaulted borrowers. At June 30, 2021, we established lower reserves for defaults that we consider to be connected to the COVID-19 outbreak given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs.
Our Master Policies require insureds to file a claim no later than 60-days after completion of a foreclosure, and in connection with the claim, the insured is generally entitled to include in the claim amount (i) up to three years of missed interest payments and (ii) certain advances, each as incurred through the date the claim is filed. Under our Master Policies, a national foreclosure moratorium of the type currently required will not limit the amount of accrued interest (subject to the three-year limit) or advances that may be included in the claim amount. In June, the GSEs extended their moratorium on the foreclosure of enterprise-backed single-family residential mortgages through September 30, 2021. If the duration of the current foreclosure moratorium mandated by the GSEs is further extended, loans in our default inventory, including those with defaults unrelated to the COVID-19 crisis that had not yet gone through foreclosure, may remain in a pre-foreclosure default status for a prolonged period of time, which would delay our receipt of certain claims for loans that do not cure and could increase the severity of claims we may ultimately be required to pay after the moratorium is lifted.
Regulatory Capital Position
As an approved mortgage insurer and Wisconsin-domiciled carrier, we are required to satisfy financial and/or capitalization requirements stipulated by each of the GSEs and the Wisconsin OCI.
The financial requirements stipulated by the GSEs are outlined in the PMIERs. Under the PMIERs, we must maintain available assets that are equal to or exceed a minimum risk-based required asset amount, subject to a minimum floor of $400 million. At June 30, 2021, we reported $1,887 million available assets against $1,171 million risk-based required assets. Our “excess” funding position was $716 million.
The risk-based required asset amount under PMIERs is determined at an individual policy-level based on the risk characteristics of each insured loan. Loans with higher risk factors, such as higher LTVs or lower borrower FICO scores, are assessed a higher charge. Non-performing loans that have missed two or more payments are generally assessed a significantly higher charge than performing loans, regardless of the underlying borrower or loan risk profile; however, special consideration is given under PMIERs to loans that are delinquent on homes located in an area declared by the Federal Emergency Management Agency (FEMA) to be a Major Disaster zone eligible for Individual Assistance. In June 2020, the GSEs issued guidance (subsequently amended and restated in each of September 2020, December 2020 and June 2021) on the risk-based treatment of loans affected by the COVID-19 crisis and the reporting of non-performing loans by aging category. Under the guidance, non-performing loans that are subject to a forbearance program granted in response to a financial hardship related to COVID-19 will benefit from a permanent 70% risk-based required asset haircut for the duration of the forbearance period and subsequent repayment plan or trial modification period.
Our PMIERs minimum risk-based required asset amount is also adjusted for our reinsurance transactions (as approved by the GSEs). Under our quota share reinsurance treaties, we receive credit for the PMIERs risk-based required asset amount on ceded RIF. As our gross PMIERs risk-based required asset amount on ceded RIF increases, our PMIERS credit for ceded RIF automatically increases as well (in an unlimited amount). Under our ILN transactions, we generally receive credit for the PMIERs risk-based required asset amount on ceded RIF to the extent such requirement is within the subordinated coverage (excess of loss detachment threshold) afforded by the transaction. We have structured our ILN transactions to be overcollateralized, such that there are more ILN notes outstanding and cash held in trust than we currently receive credit for under the PMIERs. To the extent our PMIERs risk-based required asset amount on RIF ceded under the ILN transactions grows, we receive increased PMIERs credit under the treaties. The increasing PMIERs credit we receive under the ILN treaties is further enhanced by their lockout triggers. In the event of certain credit enhancement or delinquency events, the ILN notes stop amortizing and the cash held in trust is secured for our benefit (a Lock-Out Event). As the underlying RIF continues to run-off, this has the effect of increasing the overcollateralization within, and excess PMIERs capacity provided by, each ILN structure.
A Lock-Out Event was deemed to have occurred, effective June 25, 2020 for each of the 2017, 2018 and 2019 ILN Transactions (related to the default experience of the underlying reference pools for each respective transaction) and at inception of the 2021-1 ILN Transaction (related to the initial build of its target credit enhancement), and the amortization of reinsurance coverage, and distribution of collateral assets and amortization of insurance-linked notes was suspended for each such ILN Transaction. The amortization of reinsurance coverage, distribution of collateral assets and amortization of insurance-linked notes will remain suspended for the duration of the Lock-Out Event for each such ILN Transaction, and during such period the overcollateralization within and potential PMIERs capacity provided by each such ILN Transaction will grow as assets are preserved in the applicable reinsurance trust account.

The following table provides detail on the level of overcollateralization of each of our ILN Transactions at June 30, 2021:

($ values in thousands)	2017 ILN Transaction	2018 ILN Transaction	2019 ILN Transaction	2020-1 ILN Transaction	2020-2 ILN Transaction	2021-1 ILN Transaction
Ceded RIF	$1,409,721	$1,572,828	$1,848,885	$3,673,953	$5,133,512	$8,612,343

First Layer Retained Loss	121,234	122,937	122,757	169,488	121,177	163,708
Reinsurance Coverage	40,226	158,489	231,877	128,750	205,846	367,238
Eligible Coverage	$161,460	$281,426	$354,634	$298,238	$327,023	$530,946
Subordinated Coverage (1)	11.45%	17.89%	19.18%	8.00%	6.25%	6.16%

PMIERs Charge on Ceded RIF	6.64%	8.67%	8.35%	6.60%	5.54%	5.94%
Overcollateralization (2) (4)	$40,226	$145,009	$200,310	$55,877	$42,415	$19,796

Delinquency Trigger (3)	4.0%	4.0%	4.0%	6.0%	4.7%	4.6%

(1) Absent a delinquency trigger, the subordinated coverage is capped at 8.00%, 6.25% and 6.75% for the 2020-1, 2020-2 and 2021-1 ILN Transactions,
respectively.
(2)    Overcollateralization of the 2017 ILN Transaction is equal to its current reinsurance coverage as the PMIERs required asset amount on RIF ceded under the transaction is currently below the remaining first layer retained loss.
(3) Delinquency triggers for 2017, 2018, and 2019 ILN Transactions are set at a fixed 4.0% and assessed on a discrete monthly basis; delinquency triggers for the 2020-1, 2020-2 and 2021-1 ILN Transactions are equal to seventy-five percent of the subordinated coverage level and assessed on the basis of a three-month rolling average.
(4) May not be replicated based on the rounded figures presented in the table.

At June 30, 2021, we had an aggregate $504 million of overcollateralization available across our ILN Transactions to absorb an increase in the PMIERs risk-based required asset amount on ceded RIF. Assuming the Lock-Out Events remain in effect for each of the 2017, 2018 and 2019 ILN Transactions and our underlying RIF continues to run-off at the same rate as it did during the three months ended June 30, 2021, we estimate that our total overcollateralization would increase by up to approximately $29 million per quarter.
Our PMIERs funding requirement will go up in future periods based on the volume and risk profile of our new business production, and performance of our in-force insurance portfolio. We estimate, however, that we will remain in compliance with our PMIERs asset requirements even if the forbearance-driven default rate on our in-force portfolio materially exceeds its current level, given our $716 million excess available asset position at June 30, 2021, the nationwide applicability of the 70% haircut on delinquent policies subject to a forbearance program accessed in response to a financial hardship related to the COVID-19 crisis, and the increasing PMIERs relief automatically provided under each of our quota share treaties and ILN Transactions.
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
Liquidity
We evaluate our liquidity position at both a holding company (NMIH) and primary operating subsidiary (NMIC) level. As of June 30, 2021, we had $2.1 billion of consolidated cash and investments, including $81 million of cash and investments at NMIH.
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
NMIH's principal liquidity demands include funds for the payment of (i) certain corporate expenses, (ii) certain reimbursable expenses of our insurance subsidiaries, including NMIC, and (iii) principal and interest as due on our outstanding debt. NMIH generates cash interest income on its investment portfolio, receives cash proceeds upon the exercise of outstanding stock options, and benefits from tax, expense-sharing and debt service agreements with its subsidiaries. Such agreements have been approved by the Wisconsin OCI and provide for the reimbursement of substantially all of NMIH's annual cash expenditures. While such agreements are subject to revocation by the Wisconsin OCI, we do not expect such action to be taken at this time. The Wisconsin OCI has refreshed its approval of the debt service agreement providing for the additional reimbursement by NMIC of interest expense due on our newly issued Notes and 2020 Revolving Credit Facility.
NMIC's principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At June 30, 2021, NMIC had $1.9 billion of cash and investments, including $48 million of cash and equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended June 30, 2021, NMIC generated $300 million of cash flow from operations and received an additional $150 million of cash flow on the maturity, sale and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC's principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC's only use of cash that develops along an unscheduled path is claims payments. Given the breadth and duration of forbearance programs available to borrowers, separate foreclosure moratoriums that have been enacted at a local, state and federal level, and the general duration of the default to foreclosure to claim cycle, we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.
Premiums paid to NMIC on monthly policies are generally collected and remitted by loan servicers. There was broad discussion at the onset of the COVID pandemic and concerns about potential liquidity challenges that servicers might face in the event of widespread borrower utilization of forbearance programs. These concerns have not materialized thus far and we do not believe that loan servicer liquidity constraints, should they arise in the future, would have a material impact on NMIC's premium receipts or liquidity profile. Loan servicers are contractually obligated to advance mortgage insurance premiums in a timely manner, even if the underlying borrowers fail to remit their monthly mortgage payments. In June 2020, the GSEs issued guidance to the PMIERs (subsequently amended and restated in each of September 2020, December 2020 and June 2021) that, among other items, requires us to notify them of our intent to cancel coverage on policies for which servicers have failed to make timely premium payments so that the GSEs can pay the premiums directly to us and preserve the mortgage insurance coverage. Through June 30, 2021, we did not see any notable changes in servicer payment practices, with servicers generally continuing to remit monthly premium payments as scheduled, including those for policies covering loans that are in a forbearance program.

Investment portfolio
At June 30, 2021, we had $2.1 billion of cash and invested assets. Our investment strategy equally prioritizes capital preservation alongside income generation, and we have a long-established investment policy that sets conservative limits for asset types, industry sectors, single issuers and instrument credit ratings. At June 30, 2021, our investment portfolio was comprised of 100% fixed income assets with 100% of our holdings rated investment grade and our portfolio having an average rating of "A+." At June 30, 2021, our portfolio was in a $40 million aggregate unrealized gain position; it was highly liquid and highly diversified with no Level 3 asset positions and no single issuer concentration greater than 1.4%. We did not record any allowance for credit losses in the portfolio during the three months ended June 30, 2021, as we expect to recover the amortized cost basis of all securities held.
The pre-tax book yield on our investment portfolio was 2.0% for the three months ended June 30, 2021. At the onset of the COVID-19 crisis, we decided to prioritize liquidity and increased our cash and equivalent holdings as a percentage of our total portfolio. We believe such action was prudent in light of the heightened market volatility and general uncertainty developing in the early stages of the COVID-19 pandemic. We have since redeployed much of our excess liquidity position.

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
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of June 30, 2021 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.

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
Under the terms of the 2021 QSR Transaction, NMIC cedes premiums earned related to 22.5% of the risk on eligible policies written in 2021 (subject to an aggregate risk written limit), in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 20% ceding commission, and a profit commission of up to 57.5% that varies directly and inversely with ceded claims.
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
Excess-of-loss reinsurance
NMIC is party to reinsurance agreements with the Oaktown Re Vehicles that provide it with aggregate excess-of-loss reinsurance coverage on defined portfolios of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the respective Oaktown Re Vehicle then provides second layer loss protection up to a defined reinsurance coverage amount. NMIC then retains losses in excess of the respective reinsurance coverage amounts.
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease from the inception of each agreement over a ten-year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled. As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction note-holders as amortization of the outstanding insurance-linked note principal balances occurs. The outstanding reinsurance coverage amounts stop amortizing, and the collateral distribution to ILN Transaction note-holders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event). A Lock-Out Event was deemed to have occurred, effective June 25, 2020 for each of the 2017, 2018 and 2019 ILN Transactions (related to the default experience of the underlying reference pools for each respective transaction) and at inception of the 2021-1 ILN Transaction (related to the initial build of its target credit enhancement), and the amortization of reinsurance coverage, and distribution of collateral assets and amortization of insurance-linked notes was suspended for each ILN Transaction. The amortization of reinsurance coverage, distribution of collateral assets and amortization of insurance-linked notes will remain suspended for the duration of the Lock-Out Event for each ILN Transaction, and during such period assets will be preserved in the applicable reinsurance trust account to collateralize the excess-of-loss reinsurance coverage provided to NMIC.
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each of the ILN Transactions. Current amounts are presented as of June 30, 2021.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2017 ILN Transaction	May 2, 2017	1/1/2013 - 12/31/2016	$211,320	$40,226	$126,793	$121,234
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	264,545	158,489	125,312	122,937
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	231,877	123,424	122,757
2020-1 ILN Transaction	July 30, 2020	7/1/2019 - 3/31/2020	322,076	128,750	169,514	169,488
2020-2 ILN Transaction	October 29, 2020	4/1/2020 - 9/30/2020 (2)	242,351	205,846	121,777	121,177
2021-1 ILN Transaction (4)	April 27, 2021	10/1/2020 - 3/31/2021(3)	367,238	367,238	163,708	163,708

(1)    NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure, and cedes reserves for incurred claims and claims expenses to each applicable ILN Transaction and recognizes a reinsurance recoverable if such incurred claims and claims expenses exceed its current first layer retained loss.
(2)    Approximately 1% of the production covered by the 2020-2 ILN Transaction has coverage reporting dates between July 1, 2019 and March 31, 2020.
(3)    Approximately 1% of the production covered by the 2021-1 ILN Transaction has coverage reporting dates between July 1, 2019 and September 30,
2020.
(4)        As of June 30, 2021, the current reinsurance coverage amount on the 2021-1 ILN transaction is equal to the initial reinsurance coverage, as the reinsurance coverage provided by Oaktown Re will not decrease until its target credit enhancement is met.

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

Primary and pool IIF and NIW	As of and for the three months ended				For the six months ended
	June 30, 2021		June 30, 2020		June 30, 2021	June 30, 2020
	IIF	NIW	IIF	NIW	NIW
	(In Millions)
Monthly	$117,629	$19,422	$82,848	$11,885	$43,186	$22,346
Single	18,969	3,329	16,057	1,239	5,962	2,075
Primary	136,598	22,751	98,905	13,124	49,148	24,421

Pool	1,460	—	2,340	—	—	—
Total	$138,058	$22,751	$101,245	$13,124	$49,148	$24,421

For the three and six months ended June 30, 2021, NIW increased 73% and 101%, respectively, compared to the three and six months ended June 30, 2020, driven by growth in our monthly and single premium policy production tied to the increased penetration of existing customer accounts and new customer account activations, as well as growth in the size of the total mortgage insurance market.
For the three months ended June 30, 2021, monthly premium polices accounted for 85% of our NIW, compared to 91% for the three months ended June 30, 2020. As of June 30, 2021, monthly premium policies accounted for 86% of our primary IIF, compared to 84% at June 30, 2020.
Total IIF increased 36% at June 30, 2021 compared to June 30, 2020, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of in-force policies. Our persistency rate decreased to 54% at June 30, 2021 from 64% at June 30, 2020, reflecting the impact of increased refinancing activity during the intervening twelve-month period.
The following table presents net premiums written and earned for the periods indicated.

Primary and pool premiums written and earned	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In Thousands)
Net premiums written	$126,642	$90,109	$242,457	$181,480
Net premiums earned	110,888	98,944	216,767	197,661
For the three and six months ended June 30, 2021, net premiums written increased 41% and 34%, respectively, and net premiums earned increased 12% and 10%, respectively, compared to the three and six months ended June 30, 2020. The growth in net premiums written and earned were primarily due to the growth of our IIF and increased monthly policy production, partially offset by increased cessions under the QSR and ILN Transactions. Net premiums written grew at an accelerated rate compared to net premiums earned due to an increase in the volume and mix of our single premium policy production and decline in the contribution of single premium policy cancellations during the three and six months ended June 30, 2021.
Pool premiums written and earned for the three and six months ended June 30, 2021 and 2020, were $0.4 million and $0.9 million, and $0.7 million and $1.4 million, respectively, before giving effect to the 2016 QSR Transaction, under which all of our written and earned pool premiums are ceded. A portion of our ceded pool premiums written and earned are recouped through profit commission.

Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	($ Values In Millions, except as noted below)
New insurance written	$22,751	$26,397	$19,782	$18,499	$13,124
Percentage of monthly premium	85%	90%	90%	89%	91%
Percentage of single premium	15%	10%	10%	11%	9%
New risk written	$5,650	$6,531	$4,868	$4,577	$3,260
Insurance-in-force (1)	136,598	123,777	111,252	104,494	98,905
Percentage of monthly premium	86%	86%	86%	85%	84%
Percentage of single premium	14%	14%	14%	15%	16%
Risk-in-force (1)	$34,366	$31,206	$28,164	$26,568	$25,238
Policies in force (count) (1)	471,794	436,652	399,429	381,899	372,934
Average loan size ($ value in thousands) (1)	$290	$283	$279	$274	$265
Coverage percentage (2)	25.2%	25.2%	25.3%	25.4%	25.5%
Loans in default (count) (1)	8,764	11,090	12,209	13,765	10,816
Default rate (1)	1.86%	2.54%	3.06%	3.60%	2.90%
Risk-in-force on defaulted loans (1)	$625	$785	$874	$1,008	$799
Net premium yield (3)	0.34%	0.36%	0.37%	0.39%	0.40%
Earnings from cancellations	$7.0	$9.9	$11.7	$12.6	$15.5
Annual persistency (4)	53.9%	51.9%	55.9%	60.0%	64.1%
Quarterly run-off (5)	8.0%	12.5%	12.5%	13.1%	12.9%
(1)    Reported as of the end of the period.
(2)    Calculated as end of period RIF divided by end of period IIF.
(3)    Calculated as net premiums earned divided by average primary IIF for the period, annualized.
(4)    Defined as the percentage of IIF that remains on our books after a given twelve-month period.
(5)    Defined as the percentage of IIF that is no longer on our books after a given three-month period.
    The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In Millions)
IIF, beginning of period	$123,777	$98,494	$111,252	$94,754
NIW	22,751	13,124	49,148	24,421
Cancellations, principal repayments and other reductions	(9,930)	(12,713)	(23,802)	(20,270)
IIF, end of period	$136,598	$98,905	$136,598	$98,905

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
The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of June 30, 2021		As of June 30, 2020
	IIF	RIF	IIF	RIF
	(In Millions)
June 30, 2021	$48,314	$11,986	$—	$—
2020	51,100	12,792	23,949	6,039
2019	17,279	4,527	34,658	9,017
2018	6,745	1,719	14,322	3,643
2017	5,687	1,424	11,548	2,877
2016 and before	7,473	1,918	14,428	3,662
Total	$136,598	$34,366	$98,905	$25,238
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

Primary NIW by FICO	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In Millions)
>= 760	$11,390	$8,052	$24,304	$14,342
740-759	4,246	1,866	9,558	3,481
720-739	3,152	1,607	7,115	3,186
700-719	1,798	959	4,156	1,997
680-699	1,292	514	2,652	1,079
<=679	873	126	1,363	336
Total	$22,751	$13,124	$49,148	$24,421
Weighted average FICO	754	762	755	760

Primary NIW by LTV	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In Millions)
95.01% and above	$2,177	$547	$4,628	$1,268
90.01% to 95.00%	9,941	5,385	20,992	10,394
85.01% to 90.00%	6,262	5,067	14,110	9,149
85.00% and below	4,371	2,125	9,418	3,610
Total	$22,751	$13,124	$49,148	$24,421
Weighted average LTV	91.3%	90.7%	91.1%	91.0%

Primary NIW by purchase/refinance mix	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In Millions)
Purchase	$18,911	$7,776	$36,820	$15,767
Refinance	3,840	5,348	12,328	8,654
Total	$22,751	$13,124	$49,148	$24,421

The tables below present our total primary IIF and RIF by FICO and LTV, and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of
	June 30, 2021		June 30, 2020
	($ Values In Millions)
>= 760	$70,583	51%	$48,898	49%
740-759	23,175	17	15,764	16
720-739	18,857	14	13,882	14
700-719	12,230	9	10,228	10
680-699	7,927	6	6,657	7
<=679	3,826	3	3,476	4
Total	$136,598	100%	$98,905	100%

Primary RIF by FICO	As of
	June 30, 2021		June 30, 2020
	($ Values In Millions)
>= 760	$17,531	51%	$12,433	49%
740-759	5,873	17	4,031	16
720-739	4,798	14	3,585	14
700-719	3,161	9	2,625	10
680-699	2,047	6	1,706	7
<=679	956	3	858	4
Total	$34,366	100%	$25,238	100%

Primary IIF by LTV	As of
	June 30, 2021		June 30, 2020
	($ Values In Millions)
95.01% and above	$12,026	9%	$8,453	9%
90.01% to 95.00%	60,358	44	45,862	46
85.01% to 90.00%	43,064	32	32,603	33
85.00% and below	21,150	15	11,987	12
Total	$136,598	100%	$98,905	100%

Primary RIF by LTV	As of
	June 30, 2021		June 30, 2020
	($ Values In Millions)
95.01% and above	$3,552	10%	$2,387	9%
90.01% to 95.00%	17,774	52	13,463	53
85.01% to 90.00%	10,555	31	7,985	32
85.00% and below	2,485	7	1,403	6
Total	$34,366	100%	$25,238	100%

Primary RIF by Loan Type	As of
	June 30, 2021	June 30, 2020

Fixed	99%	98%
Adjustable rate mortgages
Less than five years	—	—
Five years and longer	1	2
Total	100%	100%
The table below presents selected primary portfolio statistics, by book year, as of June 30, 2021.

	As of June 30, 2021
Book Year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values in Millions)
2013	$162	$8	5%	655	56	2	1	0.3%	0.5%	3.6%
2014	3,451	357	10%	14,786	2,159	77	48	4.2%	0.8%	3.6%
2015	12,422	2,186	18%	52,548	11,723	419	114	3.2%	1.0%	3.6%
2016	21,187	4,922	23%	83,626	23,999	965	126	2.9%	1.3%	4.0%
2017	21,582	5,687	26%	85,897	28,150	1,539	88	4.5%	1.9%	5.5%
2018	27,295	6,745	25%	104,043	32,452	2,039	69	8.5%	2.0%	6.3%
2019	45,141	17,279	38%	148,423	67,015	2,505	13	13.5%	1.7%	3.7%
2020	62,702	51,100	81%	186,174	157,288	1,171	1	7.5%	0.6%	0.7%
2021	49,148	48,314	98%	150,923	148,952	47	—	0.5%	—%	—%
Total	$243,090	$136,598		827,075	471,794	8,764	460
(1)    Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.
(2)    Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.
(3)    Calculated as the number of loans in default divided by number of policies in force.
Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the periods indicated. The distribution of our primary RIF as of June 30, 2021 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of
	June 30, 2021	June 30, 2020
California	10.3%	11.3%
Texas	9.8	8.1
Florida	8.3	6.2
Virginia	5.0	5.4
Colorado	4.1	3.8
Maryland	3.9	3.5
Illinois	3.8	4.0
Washington	3.6	3.4
Georgia	3.5	2.8
Pennsylvania	3.2	3.6
Total	55.5%	52.1%

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
In response to the COVID-19 outbreak, politicians, regulators, lenders, loan servicers and others have offered extraordinary assistance to dislocated borrowers through, among other programs, the forbearance, foreclosure moratorium and other assistance programs codified under the CARES Act. The FHFA and GSEs have offered further assistance by introducing new repayment and loan modification options to assist borrowers with their transition out of forbearance programs and default status. At June 30, 2020 and 2021, we established lower reserves for defaults that we consider to be connected to the COVID-19 outbreak, given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs.

The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses.

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In Thousands)
Beginning balance	$96,103	$29,479	$90,567	$23,752
Less reinsurance recoverables (1)	(18,686)	(6,193)	(17,608)	(4,939)
Beginning balance, net of reinsurance recoverables	77,417	23,286	72,959	18,813

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	5,069	34,958	15,626	42,516
Prior years (3)	(429)	(624)	(6,024)	(2,485)
Total claims and claim expenses incurred	4,640	34,334	9,602	40,031

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	39	12	39
Prior years (3)	548	1,985	1,040	3,209
Total claims and claim expenses paid	548	2,024	1,052	3,248

Reserve at end of period, net of reinsurance recoverables	81,509	55,596	81,509	55,596
Add reinsurance recoverables (1)	19,726	14,307	19,726	14,307
Ending balance	$101,235	$69,903	$101,235	$69,903
(1)    Related to ceded losses recoverable under the QSR Transactions. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance" for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan had defaulted in a prior year and subsequently cured and later re-defaulted in the current year, that default would be included in the current year. Amounts are presented net of reinsurance and included $9.8 million attributed to net case reserves and $5.6 million attributed to net IBNR reserves for the six months ended June 30, 2021 and $34.7 million attributed to net case reserves and $7.1 million attributed to net IBNR reserves for the six months ended June 30, 2020.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $1.1 million attributed to net case reserves and $5.0 million attributed to net IBNR reserves for the six months ended June 30, 2021 and $1.1 million attributed to net case reserves and $1.3 million attributed to net IBNR reserves for the six months ended June 30, 2020.

The "claims incurred" section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $81.8 million related to prior year defaults remained as of June 30, 2021.

The following table provides a reconciliation of the beginning and ending count of loans in default.

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Beginning default inventory	11,090	1,449	12,209	1,448
Plus: new defaults	1,095	9,770	2,862	10,282
Less: cures	(3,402)	(353)	(6,270)	(828)
Less: claims paid	(19)	(49)	(35)	(83)
Less: claims denied	—	(1)	(2)	(3)
Ending default inventory	8,764	10,816	8,764	10,816

Ending default inventory declined from June 30, 2020 to June 30, 2021 as an increased number of borrowers impacted by the COVID-19 pandemic cured their delinquencies, and fewer new defaults emerged as the acute economic stress of the pandemic crisis began to recede. While our default population declined from June 30, 2020 to June 30, 2021, our default inventory remains elevated compared to historical experience due to the continued challenges certain borrowers are facing related to the COVID-19 outbreak and their decision to access the forbearance program for federally backed loans codified under the Coronavirus Aid, Relief and Economic Security (CARES) Act or similar programs made available by private lenders. As of June 30, 2021, 7,822 of our 8,764 defaulted loans were in a COVID-19 related forbearance program.

The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions and ILN Transactions, for the periods indicated.

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	($ In Thousands)
Number of claims paid (1)	19	49	35	83
Total amount paid for claims	$702	$2,578	$1,308	$4,081
Average amount paid per claim	$37	$53	$37	$49
Severity (2)	66%	89%	64%	87%
(1)    Count includes three and four claims settled without payment during the three and six months ended June 30, 2021, respectively, and one and two claims settled without payment during the three and six months ended 2020, respectively.
(2)    Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.

The number of claims paid during the three and six months ended June 30, 2021 decreased compared to the three and six months ended June 30, 2020, despite the growth and seasoning of our insured portfolio, and elevated level of defaults (compared to pre-COVID historical experience), primarily as a result of the forbearance program and foreclosure moratorium implemented by the GSEs in response to the COVID outbreak and codified under the CARES Act. Such forbearance and foreclosure programs have extended, and may ultimately interrupt, the timeline over which loans would otherwise progress through the default cycle to a paid claim.
Our claims severity for the three and six months ended June 30, 2021 was 66% and 64%, respectively, compared to 89% and 87% for the three and six months ended June 30, 2020, respectively. Claims severity for the three and six months ended June 30, 2021 benefited from the resiliency of the housing market and broad national house price appreciation. An increase in the value of the homes collateralizing the mortgages we insure provides additional equity support to our risk exposure and raises the prospect of a third-party sale of a foreclosed property, which can mitigate the severity of our settled claims.

The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated.

Average reserve per default:	As of June 30, 2021	As of June 30, 2020
	(In Thousands)
Case (1)	$10.6	$5.6
IBNR (1)(2)	1.0	0.9
Total	$11.6	$6.5
(1)    Defined as the gross reserve per insured loan in default.
(2)    Amount includes claims adjustment expenses.
Average reserve per default increased from June 30, 2020 to June 30, 2021, primarily due to the “aging” of early COVID-related defaults. While we have established lower reserves for defaults that we consider to be connected to the COVID-19 outbreak given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs, we have generally increased such reserves over time as individual defaults remain outstanding or “age.” The growth in our average reserve per default from June 30, 2020 to June 30, 2021 far exceeded the growth in our aggregate gross reserve position in the intervening period as the impact of the increase in our average reserve per default was largely offset by the decline in our total default inventory.
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

	As of
	June 30, 2021	June 30, 2020
	(In Thousands)
Available assets	$1,886,993	$1,656,426
Risk-based required assets	1,170,854	1,047,619

Available assets were $1.9 billion at June 30, 2021, compared to $1.7 billion at June 30, 2020. The $231 million increase in available assets between the dates presented was primarily driven by NMIC's positive cash flow from operations during the intervening period.

The increase in the risk-based required asset amount between the dates presented was primarily due to the growth of our gross RIF, partially offset by an increase in the risk ceded under our third-party reinsurance agreements.
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

Consolidated Results of Operations

Consolidated statements of operations	Three months ended			Six months ended
	June 30, 2021	June 30, 2020		June 30, 2021		June 30, 2020
Revenues	($ in thousands, except for per share data)
Net premiums earned	$110,888	$98,944		$216,767		$197,661
Net investment income	9,382	7,070		18,196		15,174
Net realized investment gains	12	711		12		639
Other revenues	483	1,223		984		2,123
Total revenues	120,765	107,948		235,959		215,597
Expenses
Insurance claims and claim expenses	4,640	34,334		9,602		40,031
Underwriting and operating expenses	34,725	30,370		68,790		62,647
Service expenses	481	1,090		1,072		1,824
Interest expense	7,922	5,941		15,837		8,685
(Gain) loss from change in fair value of warrant liability	(658)	1,236		(453)		(4,723)
Total expenses	47,110	72,971		94,848		108,464

Income before income taxes	73,655	34,977		141,111		107,133
Income tax expense	16,133	8,129		30,697		22,014
Net income	$57,522	$26,848		$110,414		$85,119

Earnings per share - Basic	$0.67	$0.36		$1.29		$1.20
Earnings per share - Diluted	$0.65	$0.36	(2)	$1.27	(2)	$1.11

Loss ratio(1)	4.2%	34.7%		4.4%		20.3%
Expense ratio(2)	31.3%	30.7%		31.7%		31.7%
Combined ratio (3)	35.5%	65.4%		36.2%		51.9%

	Three months ended		Six months ended
Non-GAAP financial measures (4)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	($ in thousands, except for per share data)
Adjusted income before tax	$74,600	$38,292	$142,639	$105,035
Adjusted net income	58,130	29,726	111,526	82,470
Adjusted diluted EPS	0.67	0.40	1.29	1.14
(1)    Loss ratio is calculated by dividing insurance claims and claim expenses by net premiums earned.
(2)    Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.
(3)     Combined ratio may not foot due to rounding
(4)    See "Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures," below.
Revenues
Net premiums earned were $110.9 million and $216.8 million for the three and six months ended June 30, 2021, respectively, compared to $98.9 million and $197.7 million for the three and six months ended June 30, 2020, respectively. The year-on-year increase in net premiums earned in each respective period was primarily driven by the growth of our IIF, partially offset by an increase in cessions made under our QSR and ILN Transactions, and a decline in the contribution from single premium policy cancellations.
Net investment income was $9.4 million and $18.2 million for the three and six months ended June 30, 2021,

respectively, compared to $7.1 million and $15.2 million for the three and six months ended June 30, 2020, respectively. The year-on-year increase in net investment income in each respective period was driven by growth in the size of our total investment portfolio, partially offset by a decline in book yield tied to the prevailing interest rate and credit spread environment.
Other revenues were $483 thousand and $1.0 million for the three and six months ended June 30, 2021, respectively, compared to $1.2 million and $2.1 million for the three and six months ended June 30, 2020, respectively. Other revenues represent underwriting fee revenue generated by our subsidiary, NMIS, which provides outsourced loan review services to mortgage loan originators. The year-on-year decline in other revenues in each respective period relates to a decrease in NMIS' outsourced loan review volume. Amounts recognized in other revenues generally correspond with amounts incurred as service expenses for outsourced loan review activities in the same periods.
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
Insurance claims and claim expenses were $4.6 million and $9.6 million for the three and six months ended June 30, 2021, respectively, compared to $34.3 million and $40.0 million for the three and six months ended June 30, 2020, respectively. The year-on-year decline in insurance claims and claim expenses in each respective period primarily reflects a significant decrease in the number of new defaults emerging on loans impacted by the COVID-19 outbreak. Insurance claims and claim expenses during the three and six months ended June 30, 2021 also benefited from cure activity and a release of reserves previously held against certain loans that defaulted prior to the onset of the COVID pandemic.
Underwriting and operating expenses were $34.7 million and $68.8 million for the three and six months ended June 30, 2021, respectively, compared to $30.4 million and $62.6 million for the three and six months ended June 30, 2020. The year-on-year increase in underwriting and operating expenses in each respective period primarily relates to the recognition of previously deferred policy acquisition costs taken in connection with in-force portfolio run-off, partially offset by reductions in payroll, travel and entertainment, and office administrative expenses as a result of the COVID-19 outbreak. Underwriting and operating expenses included capital market reinsurance transaction costs of $1.6 million and $2.0 million, respectively, for the three months and six months ended June 30, 2021, and $2.8 million and $3.3 million, respectively, for the three and six months ended June 30, 2020.
Service expenses were $481 thousand and $1.1 million for the three and six months ended June 30, 2021, respectively, compared to $1.1 million and $1.8 million for the three and six months ended June 30, 2020, respectively. Service expenses represent third-party costs incurred by NMIS in connection with the services it provides. The year-on-year decline in service expenses in each respective period was driven by a decrease in NMIS' outsourced loan review volume. Amounts incurred as service expenses generally correspond with amounts recognized in other revenues in the same periods.
Interest expense was $7.9 million and $15.8 million for the three and six months ended June 30, 2021, respectively, compared to $5.9 million and $8.7 million for the three and six months ended June 30, 2020, respectively. The year-on-year increase in interest expense in each respective period is due to the increased amount and cost of our outstanding debt following the issuance of the $400 million Notes and retirement of the $150 million 2018 Term Loan in June 2020. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt."
Income tax expense was $16.1 million and $30.7 million for the three and six months ended June 30, 2021, respectively, compared to $8.1 million and $22.0 million for the three and six months ended June 30, 2020, respectively. The year-on-year increase in income tax expense in each respective period was primarily driven by growth in our pre-tax income. Our effective tax rate on pre-tax income was 21.9% and 21.8% for the three and six months ended June 30, 2021, respectively, compared to 23.2% and 20.5% for the three and six months ended June 30, 2020, respectively. As a U.S. taxpayer, we are subject to a U.S. federal corporate income tax rate of 21%. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year and reflects the impact of discrete tax effects in the period in which they occur. Our effective tax rates for the three and six months ended June 30, 2021 and 2020 reflect the discrete tax effects of the vesting of RSUs and exercise of options, and the change in fair value of our warrant liability in each period. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."

Net Income
Net income was $57.5 million and $110.4 million for the three and six months ended June 30, 2021, respectively, compared to $26.8 million and $85.1 million for the three and six months ended June 30, 2020, respectively. Adjusted net income was $58.1 million and $111.5 million for the three and six months ended June 30, 2021, respectively, compared to $29.7 million and $82.5 million for the three and six months ended June 30, 2020, respectively. The year-on-year increases in net income and adjusted net income in each respective period were primarily driven by growth in our total revenues and decrease in insurance claims and claim expenses, partially offset by an increase in our interest expense, underwriting and operating expenses and income tax expense.
Diluted EPS was $0.65 and $1.27 for the three and six months ended June 30, 2021, respectively, compared to $0.36 and $1.11 for the three and six months ended June 30, 2020, respectively. Adjusted diluted EPS was $0.67 and $1.29 for the three and six months ended June 30, 2021, respectively, compared to $0.40 and $1.14 for the three and six months ended June 30, 2020, respectively. Diluted and adjusted diluted EPS increased due to growth in net income and adjusted net income, respectively, partially offset by an increase in weighted average diluted shares outstanding in connection with the issuance of 15.9 million shares of common stock we completed in June 2020, and, to a lesser extent, stock awards made under our share-based compensation plans.
The non-GAAP financial measures adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
As reported	($ in thousands, except for per share data)
Income before income taxes	$73,655	$34,977	$141,111	$107,133
Income tax expense	16,133	8,129	30,697	22,014
Net income	$57,522	$26,848	$110,414	$85,119

Adjustments
Net realized investment gain	(12)	(711)	(12)	(639)
(Gain) loss from change in fair value warrant liability	(658)	1,236	(453)	(4,723)
Capital market transaction costs	1,615	2,790	1,993	3,264
Adjusted income before tax	74,600	38,292	142,639	105,035

Income tax expense on adjustments	337	437	416	551
Adjusted net income	$58,130	$29,726	$111,526	$82,470

Weighted average diluted shares outstanding	86,819	74,174	86,729	72,407
Adjusted diluted EPS	$0.67	$0.40	$1.29	$1.14
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

Consolidated balance sheets	June 30, 2021	December 31, 2020
	(In Thousands)
Total investment portfolio	$1,994,280	$1,804,286
Cash and cash equivalents	68,080	126,937
Premiums receivable	55,939	49,779
Deferred policy acquisition costs, net	62,137	62,225
Software and equipment, net	31,443	29,665
Prepaid reinsurance premiums	3,831	6,190
Reinsurance recoverable	19,726	17,608
Other assets	70,442	69,976
Total assets	$2,305,878	$2,166,666
Debt	$393,949	$393,301
Unearned premiums	142,148	118,817
Accounts payable and accrued expenses	56,803	61,716
Reserve for insurance claims and claim expenses	101,235	90,567
Reinsurance funds withheld	6,904	8,653
Warrant liability	3,385	4,409
Deferred tax liability, net	136,273	112,586
Other liabilities	5,276	7,026
Total liabilities	845,973	797,075
Total shareholders' equity	1,459,905	1,369,591
Total liabilities and shareholders' equity	$2,305,878	$2,166,666

Total cash and investments were $2.1 billion as of June 30, 2021, compared to $1.9 billion as of December 31, 2020. Cash and investments at June 30, 2021 included $80.5 million held by NMIH. The increase in total cash and investments between the respective measurement dates reflects cash generated from operations, partially offset by a decrease in the unrealized gain position of our fixed income portfolio tied to the prevailing interest rate and credit spread environment.
Premiums receivable was $55.9 million as of June 30, 2021, compared to $49.8 million as December 31, 2020. The increase was primarily driven by growth in our monthly premium policies in force, where premiums are generally paid one month in arrears.
Net deferred policy acquisition costs were $62.1 million as of June 30, 2021, compared to $62.2 million as of December 31, 2020. The decrease was primarily driven by the recognition of previously deferred policy acquisition costs taken in connection with in-force portfolio run-off, and was largely offset by the deferral of certain costs associated with the origination of new policies between the respective balance sheet dates.
Prepaid reinsurance premiums were $3.8 million as of June 30, 2021, compared to $6.2 million as of December 31, 2020. Prepaid reinsurance premiums, which represent the unearned premiums on single premium policies ceded under the 2016 QSR Transaction, decreased due to the continued amortization of previously ceded unearned premiums.
Reinsurance recoverable was $19.7 million as of June 30, 2021, compared to $17.6 million as of December 31, 2020. The increase was driven by an increase in ceded losses recoverable associated with our QSR Transactions.
Other assets increased to $70.4 million as of June 30, 2021, compared to $70.0 million as of December 31, 2020. Other assets included $46.4 million of tax and loss bonds held by the Company at both June 30, 2021 and December 31, 2020. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
Unearned premiums were $142.1 million as of June 30, 2021, compared to $118.8 million as of December 31, 2020. The increase was driven by single premium policy originations during the six months ended June 30, 2021, partially offset by the cancellation of other single premium policies and the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies.

Accounts payable and accrued expenses were $56.8 million as of June 30, 2021, compared to $61.7 million as of December 31, 2020. The decrease was primarily driven by the payment of an unsettled trade payable related to the purchase of investment securities at year-end 2020 and the settlement of previously accrued compensation during the six months ended June 30, 2021, partially offset by an increase in reinsurance premiums payable.
Reserve for insurance claims and claim expenses was $101.2 million as of June 30, 2021, compared to $90.6 million as of December 31, 2020. Reserve for insurance claims and claim expenses increased at June 30, 2021, despite a decline in the total size of our default population because of an increase in the average case reserve held against previously defaulted loans and the establishment of initial reserves on newly defaulted loans during the period. While we have generally established lower reserves per default for loans that we consider to be impaired in connection with the COVID pandemic, we have increased the initial reserves held for such loans as they have aged in default status. The increase in the reserves for insurance claims and claim expenses at June 30, 2021 was partially offset by the release of prior year reserves tied to the curing of certain loans that had defaulted prior to the onset of the COVID pandemic. See "- Insurance Claims and Claim Expenses," above for further details.
Reinsurance funds withheld, which represents our ceded reinsurance premiums written, less our profit and ceding commission receivables related to the 2016 QSR Transaction was $6.9 million as of June 30, 2021, compared to $8.7 million as of December 31, 2020. The decrease relates to the continued decline in ceded premiums written on single premium policies, due to the end of the reinsurance coverage period for new business under the 2016 QSR Transaction at December 31, 2017. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance."
Warrant liability was $3.4 million at June 30, 2021, compared to $4.4 million at December 31, 2020. The decrease was driven by the exercise of outstanding warrants, and changes in the price of our common stock and other Black-Scholes model inputs between the respective measurement dates. For further information regarding the valuation of our warrant liability and its impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 3, Fair Value of Financial Instruments."
Net deferred tax liability was $136.3 million at June 30, 2021 compared to $112.6 million at December 31, 2020. The increase was primarily due to an increase in the claimed deductibility of our statutory contingency reserve, partially offset by the change in unrealized gains recorded in other comprehensive income. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Consolidated cash flows	For the six months ended June 30,
	2021	2020
Net cash provided by (used in):	(In Thousands)
Operating activities	$182,544	$127,355
Investing activities	(240,679)	(114,306)
Financing activities	(722)	461,312
Net (decrease) increase in cash and cash equivalents	$(58,857)	$474,361
Net cash provided by operating activities was $182.5 million for the six months ended June 30, 2021, compared to $127.4 million for the six months ended June 30, 2020. The increase in cash generated from operating activities year-on-year was primarily driven by growth in premiums written, with further increase tied to a decline in claims paid from period-to-period.
Cash used in investing activities for the six months ended June 30, 2021 and 2020 reflects the purchase of fixed and short-term maturities with cash provided by operating and, as available, financing activities, and the reinvestment of coupon payments, maturities and sale proceeds within our investment portfolio. Cash used in investing activities for the six months ended June 30, 2020, further reflects the investment of net cash proceeds provided by financing activities.
Cash used in financing activities was $0.7 million for the six months ended June 30, 2021, compared to cash provided by financing activities of $461.3 million for the six months ended June 30, 2020. Cash used in financing activities during the six months ended June 30, 2021 primarily relates to taxes paid on the net share settlement of equity awards for certain employees. Cash provided by financing activities for the six months ended June 30, 2020 primarily reflects $220.3 million net cash proceeds raised in connection with our 2020 equity offering and $245.9 million net cash proceeds raised in connection with our 2020 Notes offering.

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
As of June 30, 2021, NMIH had $80.5 million of cash and investments. NMIH's principal source of net cash is investment income. NMIH also has access to $110 million of undrawn revolving credit capacity under the 2020 Revolving Credit Facility. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt. Re One also has the capacity, under Wisconsin law, to pay $1.6 million of aggregate ordinary dividends to NMIH during the twelve-month period ending December 31, 2021. In the future, NMIH may benefit from ordinary course dividend capacity available from NMIC as well.
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
Under the 2020 Revolving Credit Facility, NMIH is required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of June 30, 2021, the applicable commitment fee was 0.35%.
We are subject to certain covenants under the 2020 Revolving Credit Facility (as defined in the Credit Agreement), including a maximum debt-to-total capitalization ratio of 35%, a minimum liquidity requirement, a requirement to maintain compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants as of June 30, 2021.
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
As an approved insurer under PMIERs, NMIC would generally be subject to prior GSE approval of its ability to pay dividends to NMIH if it failed to meet the financial requirements prescribed by PMIERs. In response to the COVID-19 pandemic, the GSEs issued temporary PMIERs guidance, effective for the period from June 30, 2020 to June 30, 2021, that requires approved insurers to secure approval from the GSEs, even if the approved insurer otherwise satisfies the financial requirements prescribed by PMIERs, prior to taking any of the following actions: (i) pay dividends, make payments of principal or increase payments of interest beyond those commitments made prior to the guidance effective date associated with surplus notes issued by the approved insurer, make any other payments, unless related to expenses incurred in the normal course of business or to commitments made prior to the guidance effective date, or pledge or transfer asset(s) to any affiliate or investor, or (ii) enter into any new arrangements or alter any existing arrangements under tax sharing and intercompany expense-sharing agreements other than renewals and extensions of agreements in effect prior to the guidance effective date. On June 30, 2021, the GSEs updated the temporary PMIERs guidance to permit approved insurers to pay dividends or undertake other actions described in (i) and (ii) above without securing prior approval if certain prescribed financial requirements are met during the period from July 1, 2021 to December 31, 2021.
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
As an approved mortgage insurer and Wisconsin-domiciled carrier, NMIC is required to satisfy financial and/or capitalization requirements stipulated by each of the GSEs and the Wisconsin OCI. The financial requirements stipulated by the GSEs are outlined in the PMIERs. Under the PMIERs, NMIC must maintain available assets that are equal to or exceed a minimum risk-based required asset amount, subject to a minimum floor of $400 million. At June 30, 2021, we reported $1,887 million available assets against $1,171 million risk-based required assets for a $716 million of "excess" funding position.
The risk-based required asset amount under PMIERs is determined at an individual policy-level based on the risk characteristics of each insured loan. Loans with higher risk factors, such as higher LTVs or lower borrower FICO scores, are assessed a higher charge. Non-performing loans that have missed two or more payments are generally assessed a significantly higher charge than performing loans, regardless of the underlying borrower or loan risk profile; however, special consideration is given under PMIERs to loans that are delinquent on homes located in an area declared by FEMA to be a Major Disaster zone eligible for Individual Assistance. In June 2020, the GSEs issued guidance (amended and restated in each of September 2020, December 2020 and June 2021) on the risk-based treatment of loans affected by the COVID-19 crisis. Under the guidance, non-performing loans that are subject to a forbearance program granted in response to a financial hardship related to COVID-19 will benefit from a permanent 70% risk-based required asset haircut for the duration of the forbearance period and subsequent repayment plan or trial modification period.
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
As of June 30, 2021, NMIC's performing primary RIF, net of reinsurance, was approximately $21.3 billion. NMIC ceded 100% of its pool RIF pursuant to the 2016 QSR Transaction. Based on NMIC's total statutory capital of $1.8 billion (including contingency reserves) as of June 30, 2021, NMIC's RTC ratio was 12:1 Re One had total statutory capital of $37.7 million as of June 30, 2021 and a RTC ratio of 1.9:1.
NMIC's principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At June 30, 2021, NMIC had $1.9 billion of cash and investments, including $48 million of cash and equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended June 30, 2021, NMIC generated $300 million of cash flow from operations and received an additional $150 million of cash flow on the maturity, sale and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC's principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC's only use of cash that develops along an unscheduled path is claims payments. Given the breadth and duration of forbearance programs available to borrowers, separate foreclosure moratoriums that have been enacted at a local, state and federal level, and the general duration of the default to foreclosure to claim cycle, we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.
Debt and Financial Strength Ratings
NMIC's financial strength is rated "Baa2" by Moody's and "BBB" by S&P. In June 2020, Moody's affirmed its financial strength rating of NMIC and its "Ba2" rating of NMIH's 2020 Revolving Credit Facility, and assigned a "Ba2" rating to the Notes. Moody's ratings outlook is stable. In June 2020, S&P assigned a "BB" rating to NMIH's senior secured Notes. In April 2021, S&P upgraded its outlook from negative to positive for the financial strength rating of NMIC's and NMIH's long-term counter-party credit profile.
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
Our investment portfolio is comprised entirely of fixed maturity instruments. As of June 30, 2021, the fair value of our investment portfolio was $2.0 billion and we held an additional $68.1 million of cash and equivalents. Pre-tax book yield on the investment portfolio for the six months ended June 30, 2021 was 2.0%. Book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. The yield on our investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our holdings and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	June 30, 2021	December 31, 2020
Corporate debt securities	64%	63%
Municipal debt securities	25	22
Asset-backed securities	5	7
Cash, cash equivalents, and short-term investments	4	6
U.S. treasury securities and obligations of U.S. government agencies	2	2
Total	100%	100%

Investment portfolio ratings at fair value (1)	June 30, 2021	December 31, 2020
AAA	10%	12%
AA(2)	29	27
A(2)	43	43
BBB(2)	18	18
Total	100%	100%
(1)    Excluding certain operating cash accounts.
(2)    Includes +/– ratings.

All of our investments are rated by one or more nationally recognized statistical rating organizations. If three or more ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.

Investment Securities - Allowance for credit losses
We did not recognize an allowance for credit loss for any security in the investment portfolio as of June 30, 2021 or December 31, 2020, and we did not record any provision for credit loss for investment securities during the three or six month periods ended June 30, 2021 or June 30, 2020.
As of June 30, 2021, the investment portfolio had gross unrealized losses of $9.0 million, none of which had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2020, the investment portfolio had gross unrealized losses of $512 thousand, of which $8 thousand had been in an unrealized loss position for a period of twelve months or longer. The increase in the number of securities in and the aggregate size of the unrealized loss position as of June 30, 2021, was primarily driven by interest rate movements following the purchase date of certain securities. Based on current facts and circumstances, we believe the unrealized losses as of June 30, 2021 are not indicative of the ultimate collectability of the current amortized cost of the securities.
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
The carrying value of our investment portfolio as of June 30, 2021 and December 31, 2020 was $2.0 billion and $1.8 billion, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of June 30, 2021, the duration of our fixed income portfolio, including cash and cash equivalents, was 5.05 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 5.05% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 5.09 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 5.09% in fair value of our fixed income portfolio.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2021 pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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

21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended June 30, 2021 and 2020;
(iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2021 and 2020;
(iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and
(v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

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
Date: August 3, 2021

By: /s/ Adam S. Pollitzer
Name: Adam S. Pollitzer
Title: Chief Financial Officer and Duly Authorized Signatory