Form 10-Q
period 2021-09-30
NMI Holdings, Inc.
filed 2021-11-03
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on October 29, 2021 was 85,745,650 shares.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
    This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and the U.S. Private Securities Litigation Reform Act of 1995. Any statements about our expectations, outlook, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward looking. These statements are often, but not always, made through the use of words or phrases such as "anticipate," "believe," "can," "could," "may," "predict," "assume," "potential," "should," "will," "estimate," "perceive," "plan," "project," "continuing," "ongoing," "expect," "intend" or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. All forward looking statements are necessarily only estimates of future results, and actual results may differ materially from expectations. You are, therefore, cautioned not to place undue reliance on such statements which should be read in conjunction with the other cautionary statements that are included elsewhere in this report. Further, any forward looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. We have based these forward looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy and financial needs. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward looking statements including, but not limited to:
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
•adoption of new or changes to existing laws, rules and regulations that impact our business or financial condition directly or the mortgage insurance industry generally or their enforcement and implementation by regulators, including the implementation of the final rules defining and/or concerning "Qualified Mortgage" and "Qualified Residential Mortgage";
•U.S. federal tax reform and other potential changes in tax law and their impact on us and our operations;
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
•decrease in the length of time our insurance policies are in force;
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

PART I
Item 1. Financial Statements

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2021	December 31, 2020
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $2,024,639 and $1,730,835 as of September 30, 2021 and December 31, 2020, respectively)	$2,054,419	$1,804,286
Cash and cash equivalents (including restricted cash of $3,572 and $5,555 as of September 30, 2021 and December 31, 2020, respectively)	97,260	126,937
Premiums receivable	58,499	49,779
Accrued investment income	12,114	9,862
Prepaid expenses	4,409	3,292
Deferred policy acquisition costs, net	61,362	62,225
Software and equipment, net	32,066	29,665
Intangible assets and goodwill	3,634	3,634
Prepaid reinsurance premiums	2,969	6,190
Reinsurance recoverable	20,420	17,608
Other assets	51,162	53,188
Total assets	$2,398,314	$2,166,666

Liabilities
Debt	$394,282	$393,301
Unearned premiums	139,624	118,817
Accounts payable and accrued expenses	78,657	61,716
Reserve for insurance claims and claim expenses	104,604	90,567
Reinsurance funds withheld	6,280	8,653
Warrant liability, at fair value	3,010	4,409
Deferred tax liability, net	151,364	112,586
Other liabilities	4,267	7,026
Total liabilities	882,088	797,075
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 85,743,638 and 85,163,039 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively (250,000,000 shares authorized)	857	852
Additional paid-in capital	948,395	937,872
Accumulated other comprehensive income, net of tax	19,357	53,856
Retained earnings	547,617	377,011
Total shareholders' equity	1,516,226	1,369,591
Total liabilities and shareholders' equity	$2,398,314	$2,166,666

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenues	(In Thousands, except for per share data)
Net premiums earned	$113,594	$98,802	$330,361	$296,463
Net investment income	9,831	8,337	28,027	23,511
Net realized investment gains (losses)	3	(4)	15	635
Other revenues	613	648	1,597	2,771
Total revenues	124,041	107,783	360,000	323,380
Expenses
Insurance claims and claim expenses	3,204	15,667	12,806	55,698
Underwriting and operating expenses	34,669	33,969	103,460	96,616
Service expenses	787	557	1,859	2,381
Interest expense	7,930	7,796	23,767	16,481
(Gain) loss from change in fair value of warrant liability	—	437	(454)	(4,286)
Total expenses	46,590	58,426	141,438	166,890

Income before income taxes	77,451	49,357	218,562	156,490
Income tax expense	17,258	11,178	47,956	33,192
Net income	$60,193	$38,179	$170,606	$123,298

Earnings per share
Basic	$0.70	$0.45	$1.99	$1.63
Diluted	$0.69	$0.45	$1.96	$1.55

Weighted average common shares outstanding
Basic	85,721	84,805	85,563	75,695
Diluted	86,880	85,599	86,794	76,867

Net income	$60,193	$38,179	$170,606	$123,298
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains in accumulated other comprehensive gain (loss), net of tax (benefit) expense of $(2,165) and $2,494 for the three months ended September 30, 2021 and 2020, and $(9,168) and $7,655 for the nine months ended September 30, 2021 and 2020, respectively	(8,144)	9,381	(34,487)	28,799
Reclassification adjustment for realized (gains) losses included in net income, net of tax expense (benefit) of $1 and $(1) for the three months ended September 30, 2021 and 2020, and $3 and $(258) for the nine months ended September 30, 2021 and 2020, respectively	(2)	3	(12)	972
Other comprehensive income (loss), net of tax	(8,146)	9,384	(34,499)	29,771
Comprehensive income	$52,047	$47,563	$136,107	$153,069

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2020	85,163	$852	$937,872	$53,856	$377,011	$1,369,591
Common stock: class A shares issued related to warrant exercises	24	*	557	—	—	557
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	413	4	(624)	—	—	(620)
Share-based compensation expense	—	—	3,022	—	—	3,022
Change in unrealized investment gains/losses, net of tax benefit of $11,997	—	—	—	(45,133)	—	(45,133)
Net income	—	—	—	—	52,891	52,891
Balances, March 31, 2021	85,600	$856	$940,827	$8,723	$429,902	$1,380,308
Common stock: class A shares issued related to warrants	8	*	197	—	—	197
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	95	1	(286)	—	—	(285)
Share-based compensation expense	—	—	3,383	—	—	3,383
Change in unrealized investment gains/losses, net of tax expense of $4,992	—	—	—	18,780	—	18,780
Net income	—	—	—	—	57,522	57,522
Balances, June 30, 2021	85,703	$857	$944,121	$27,503	$487,424	$1,459,905
Common stock: class A shares issued related to warrants	28	*	603	—	—	603
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	12	*	(45)	—	—	(45)
Share-based compensation expense	—	—	3,716	—	—	3,716
Change in unrealized investment gains/losses, net of tax benefit of $2,166	—	—	—	(8,146)	—	(8,146)
Net income	—	—	—		60,193	60,193
Balances, September 30, 2021	85,743	$857	$948,395	$19,357	$547,617	$1,516,226

*    During the three months ended March 31, 2021 and June 30, 2021, we issued 23,750 and 8,096 common shares, respectively, with a par value of $0.01 in connection with the exercise of warrants, which are not identifiable in this schedule due to rounding. During the three months ended September 30, 2021, we issued 27,715 common shares with a par value of $0.01 in connection with the exercise of warrants, and 12,436 common shares with a par value of $0.01 in connection with the exercise of options and vesting of restricted stock units granted under our stock plans, which are not identifiable in this schedule due to rounding.

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

*    During the three months ended March 31, 2020, we issued 6,474 common shares with a par value of $0.01 in connection with the exercise of warrants, which is not identifiable in this schedule due to rounding. During the three months ended June 30, 2020 and September 30, 2020, we issued 61,226 and 3,750 common shares, respectively, with a par value of $0.01 in connection with the exercise of options and vesting of restricted stock units granted under our stock plans, which are not identifiable in this schedule due to rounding.
See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities	(In Thousands)
Net income	$170,606	$123,298
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(15)	(635)
Gain from change in fair value of warrant liability	(454)	(4,286)
Depreciation and amortization	8,250	7,378
Net amortization of premium on investment securities	5,020	2,116
Amortization of debt discount and debt issuance costs	1,349	3,600
Deferred income taxes	47,949	33,178
Share-based compensation expense	10,121	8,230
Changes in operating assets and liabilities:
Premiums receivable	(8,720)	(2,074)
Accrued investment income	(2,252)	(2,935)
Prepaid expenses	(1,117)	(1,067)
Deferred policy acquisition costs, net	863	(3,222)
Other assets	(79)	(81)
Unearned premiums	20,807	(20,634)
Reserve for insurance claims and claim expenses	14,037	63,478
Reinsurance recoverable	(2,812)	(12,241)
Reinsurance balances, net	(174)	2,857
Accounts payable and accrued expenses	18,002	18,017
Net cash provided by operating activities	281,381	214,977
Cash flows from investing activities
Purchase of short-term investments	(10,640)	(41,872)
Purchase of fixed-maturity investments, available-for-sale	(390,988)	(902,524)
Proceeds from maturity of short-term investments	—	85,689
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	100,215	346,931
Software and equipment	(9,107)	(9,102)
Net cash used in investing activities	(310,520)	(520,878)
Cash flows from financing activities
Proceeds from issuance of common stock related to public offering, net of issuance costs	—	219,687
Proceeds from issuance of common stock related to employee equity plans	4,137	3,407
Proceeds from issuance of common stock related to warrants	412	—
Taxes paid related to net share settlement of equity awards	(5,087)	(7,465)
Proceeds from senior secured notes	—	400,000
Repayments of term loan	—	(147,750)
Payments of debt issuance/modification costs	—	(8,868)
Net cash (used in) provided by financing activities	(538)	459,011

Net (decrease) increase in cash, cash equivalents and restricted cash	(29,677)	153,110
Cash, cash equivalents and restricted cash, beginning of period	126,937	41,089
Cash, cash equivalents and restricted cash, end of period	$97,260	$194,199

Supplemental disclosures of cash flow information
Interest paid	$14,750	$4,286
Income taxes refunded	$457	$76

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of September 30, 2021	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$29,435	$1,384	$—	$30,819
Municipal debt securities	503,615	8,114	(2,735)	508,994
Corporate debt securities	1,375,589	32,051	(10,478)	1,397,162
Asset-backed securities	104,990	1,516	(77)	106,429
Total bonds	2,013,629	43,065	(13,290)	2,043,404
Short-term investments	11,010	5	—	11,015
Total investments	$2,024,639	$43,070	$(13,290)	$2,054,419

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2020	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$29,412	$2,186	$—	$31,598
Municipal debt securities	407,323	14,027	(2)	421,348
Corporate debt securities	1,165,260	55,014	(483)	1,219,791
Asset-backed securities	128,471	2,736	(27)	131,180
Total bonds	1,730,466	73,963	(512)	1,803,917
Short-term investments	369	—	—	369
Total investments	$1,730,835	$73,963	$(512)	$1,804,286
We did not own any mortgage-backed securities in our asset-backed securities portfolio at September 30, 2021 or December 31, 2020.

The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Financial	38%	37%
Consumer	23	23
Communications	12	10
Technology	10	10
Utilities	10	11
Industrial	7	9
Total	100%	100%
As of September 30, 2021 and December 31, 2020, approximately $5.6 million and $5.7 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Scheduled Maturities
The amortized cost and fair value of available-for-sale securities as of September 30, 2021 and December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of September 30, 2021	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$66,077	$66,624
Due after one through five years	624,658	646,757
Due after five through ten years	1,165,336	1,170,933
Due after ten years	63,578	63,676
Asset-backed securities	104,990	106,429
Total investments	$2,024,639	$2,054,419

As of December 31, 2020	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$57,429	$57,949
Due after one through five years	507,444	536,520
Due after five through ten years	1,016,230	1,056,098
Due after ten years	21,261	22,539
Asset-backed securities	128,471	131,180
Total investments	$1,730,835	$1,804,286
Aging of Unrealized Losses
As of September 30, 2021, the investment portfolio had gross unrealized losses of $13.3 million, of which $1.3 million had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2020, the investment portfolio had gross unrealized losses of $512 thousand, of which $8 thousand had been in an unrealized loss position for a period of twelve months or longer. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of September 30, 2021		(Dollars in Thousands)
Municipal debt securities	116	$223,105	$(2,735)	—	$—		116	$223,105	$(2,735)
Corporate debt securities	94	598,002	(9,258)	4	29,367	(1,220)	98	627,369	(10,478)
Asset-backed securities	2	4,228	(28)	1	2,001	(49)	3	6,229	(77)
Short-term investments	2	1,649	—	—	—	—	2	1,649	—
Total	214	$826,984	$(12,021)	5	$31,368	$(1,269)	219	$858,352	$(13,290)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2020		(Dollars in Thousands)
Municipal debt securities	4	3,548	(2)	—	—	—	4	3,548	(2)
Corporate debt securities	9	40,081	(483)	1	33	—	10	40,114	(483)
Asset-backed securities	2	5,191	(19)	1	2,495	(8)	3	7,686	(27)
Total	15	$48,820	$(504)	2	$2,528	$(8)	17	$51,348	$(512)

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Allowance for credit losses
As of September 30, 2021 and December 31, 2020, we did not recognize an allowance for credit loss for any security in the investment portfolio and we did not record any provision for credit loss for investment securities during the three or nine month periods ended September 30, 2021 or September 30, 2020.
The increase in the number of securities in and the aggregate size of the unrealized loss position as of September 30, 2021, was primarily driven by interest rate movements following the purchase date of certain securities. Based on current facts and circumstances, we believe the unrealized losses as of September 30, 2021 are not indicative of the ultimate collectability of the current amortized cost of the securities.

Net Investment Income
The following table presents the components of net investment income:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
	(In Thousands)
Investment income	$10,170	$8,624	$29,003	$24,293
Investment expenses	(339)	(287)	(976)	(782)
Net investment income	$9,831	$8,337	$28,027	$23,511

The following table presents the components of net realized investment losses:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
	(In Thousands)
Gross realized investment gains	$3	$—	$15	$5,126
Gross realized investment losses	—	(4)	—	(4,491)
Net realized investment gains (losses)	$3	$(4)	$15	$635

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2021	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$30,819	$—	$—	$30,819
Municipal debt securities	—	508,994	—	508,994
Corporate debt securities	—	1,397,162	—	1,397,162
Asset-backed securities	—	106,429	—	106,429
Cash, cash equivalents and short-term investments	108,275	—	—	108,275
Total assets	$139,094	$2,012,585	$—	$2,151,679
Warrant liability	—	—	3,010	3,010
Total liabilities	$—	$—	$3,010	$3,010

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2020	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$31,598	$—	$—	$31,598
Municipal debt securities	—	421,348	—	421,348
Corporate debt securities	—	1,219,791	—	1,219,791
Asset-backed securities	—	131,180	—	131,180
Cash, cash equivalents and short-term investments	127,306	—	—	127,306
Total assets	$158,904	$1,772,319	$—	$1,931,223
Warrant liability	—	—	4,409	4,409
Total liabilities	$—	$—	$4,409	$4,409
There were no transfers between Level 2 and Level 3 of the fair value hierarchy during the nine months ended September 30, 2021, or the year ended December 31, 2020.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides a roll-forward of Level 3 liabilities measured at fair value:

	For the nine months ended September 30,
Warrant Liability	2021	2020
	(In Thousands)
Balance, January 1	$4,409	$7,641
Change in fair value of warrant liability included in earnings	(454)	(4,286)
Issuance of common stock on warrant exercise	(945)	(220)
Balance, September 30	$3,010	$3,135
The following table outlines the key inputs and assumptions used to calculate the fair value of the warrant liability in the Black-Scholes option-pricing model as of the dates indicated.

	As of September 30,
	2021	2020
Common stock price	$22.61	$17.80
Risk free interest rate	0.05%	0.13%
Expected life	0.56 years	1.56 years
Expected volatility	34.4%	75.3%
Dividend yield	0%	0%
The changes in fair value of the warrant liability for the nine months ended September 30, 2021 and 2020 were driven by the exercise of outstanding warrants, as well as changes in the price of our common stock and other Black-Scholes model inputs during the respective periods.
Financial Instruments not Measured at Fair Value
On June 19, 2020, we issued $400.0 million aggregate principal amount of senior secured notes that mature on June 1, 2025 (the Notes) and used a portion of the proceeds from the Notes offering to repay the outstanding amount due under our $150 million term loan (2018 Term Loan). At September 30, 2021, the Notes were carried at a cost of $394.3 million, net of unamortized debt issuance costs of $5.7 million, and had a fair value of $457.0 million as assessed under our Level 2 hierarchy. At December 31, 2020, the Notes were carried at a cost of $393.3 million, net of unamortized debt issuance costs of $6.7 million, and had a fair value of $447.1 million.
4. Debt
Senior Secured Notes
At September 30, 2021, we had $400.0 million aggregate principal amount of senior secured notes outstanding. The Notes were issued pursuant to an indenture dated June 19, 2020 (the Indenture) and bear interest at a rate of 7.375%, payable semi-annually on June 1 and December 1. $244.4 million of proceeds from the Notes offering were contributed to our lead operating subsidiary, NMIC and remaining proceeds were used to repay the outstanding amount due under the 2018 Term Loan due on May 24, 2023 and to pay underwriting fees incurred connection with the offering.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Interest expense for the Notes includes interest and the amortization of capitalized debt issuance costs. In connection with the Notes offering, we recorded capitalized debt issuance costs of $7.4 million. Such amounts will be amortized over the contractual life of the Notes using the effective interest method. At September 30, 2021 and December 31, 2020, approximately $5.7 million and $6.7 million, respectively, of unamortized debt issuance costs remained.

Interest expense for the nine months ended September 30, 2020 includes $2.6 million of costs related to the extinguishment of the 2018 Term Loan and the issuance of the Notes.
At September 30, 2021 and December 31, 2020, $9.8 million and $2.5 million, respectively, of accrued and unpaid interest on the Notes was included in "Accounts Payable and Accrued Expenses" on our condensed consolidated balance sheet.
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
On October 30, 2020, we entered into a Joinder Agreement to the Credit Agreement, increasing the aggregate principal amount of commitments under the 2020 Revolving Credit Facility from $100 million to $110 million. All other terms remained unchanged. As of September 30, 2021, no amounts were drawn under the 2020 Revolving Credit Facility.
Under the 2020 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of September 30, 2021, the applicable commitment fee was 0.35%. For the three and nine months ended September 30, 2021, we recorded $0.1 million and $0.3 million of commitment fees in interest expense, respectively.
We incurred debt issuance costs of $0.8 million in connection with the 2020 Revolving Credit Facility and had $0.6 million of unamortized debt issuance costs associated with the 2018 Revolving Credit Facility remaining at the time of its amendment and replacement. Combined unamortized debt issuance will be amortized through interest expense on a straight-line basis over the contractual life of the 2020 Revolving Credit Facility. At September 30, 2021, remaining unamortized deferred debt issuance costs were $0.7 million.
We are subject to certain covenants under the 2020 Revolving Credit Facility, including, but not limited to, the following: a maximum debt-to-total capitalization ratio of 35%, a minimum liquidity requirement, compliance with the PMIERs' financial requirements (subject to any GSE approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants at September 30, 2021.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In Thousands)
Net premiums written
Direct	$134,635	$119,323	$419,811	$331,254
Ceded (1)	(22,704)	(17,501)	(65,423)	(47,952)
Net premiums written	$111,931	$101,822	$354,388	$283,302

Net premiums earned
Direct	$137,159	$118,552	$399,005	$351,889
Ceded (1)	(23,565)	(19,750)	(68,644)	(55,426)
Net premiums earned	$113,594	$98,802	$330,361	$296,463
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
NMIC makes risk premium payments to the Oaktown Re Vehicles for the applicable outstanding reinsurance coverage amount and pays an additional amount for anticipated operating expenses (capped at $250 thousand per year, except with respect to Oaktown Re Ltd., for which the cap is $300 thousand per year). NMIC ceded aggregate premiums to the Oaktown Re Vehicles of $10.4 million and $30.0 million during the three and nine months ended September 30, 2021, respectively, and $6.3 million and $13.4 million during the three and nine months ended September 30, 2020, respectively. The increase in premiums ceded during the respective periods year-on-year is due to the inception of the excess-of-loss reinsurance agreements that NMIC entered in with Oaktown Re IV Ltd., Oaktown Re V Ltd. and Oaktown Re VI Ltd.
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to the Oaktown Re Vehicles during the three and nine months ended September 30, 2021 and 2020, as the aggregate first layer risk retention for each applicable agreement was not exhausted during such periods.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each of the ILN Transactions. Current amounts are presented as of September 30, 2021.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2017 ILN Transaction	May 2, 2017	1/1/2013 - 12/31/2016	$211,320	$40,226	$126,793	$121,196
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	264,545	158,489	125,312	122,750
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	231,877	123,424	122,697
2020-1 ILN Transaction	July 30, 2020	7/1/2019 - 3/31/2020	322,076	84,470	169,514	169,488
2020-2 ILN Transaction	October 29, 2020	4/1/2020 - 9/30/2020 (2)	242,351	177,566	121,777	121,177
2021-1 ILN Transaction (4)	April 27, 2021	10/1/2020 - 3/31/2021 (3)	367,238	367,238	163,708	163,708
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
(4)    As of September 30, 2021, the current reinsurance coverage amount on the 2021-1 ILN transaction is equal to the initial reinsurance coverage, as the reinsurance coverage provided by Oaktown Re will not decrease until its target credit enhancement is met.
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
Under the terms of the 2018, 2019 and 2020-1 ILN Transactions, we are required to maintain a certain level of restricted funds in premium deposit accounts with Bank of New York Mellon until the respective notes have been redeemed in full. "Cash and cash equivalents" on our condensed consolidated balance sheet includes restricted amounts of $3.6 million and $5.6 million as of September 30, 2021 and December 31, 2020, respectively. We are not required to deposit additional funds into the premium deposit accounts in the future and the restricted balances required under these transactions will decline over time as the outstanding principal balance of the respective insurance-linked notes are amortized.

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table shows amounts related to the QSR Transactions:

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In Thousands)
Ceded risk-in-force	$7,610,870	$5,159,061	$7,610,870	$5,159,061
Ceded premiums earned	(28,366)	(24,517)	(81,650)	(70,738)
Ceded claims and claim expenses	840	3,200	3,214	13,401
Ceding commission earned	6,142	4,798	17,265	13,739
Profit commission	15,191	11,034	42,962	28,718
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
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. NMIC's reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to the 2016 QSR Transaction was $4.8 million as of September 30, 2021.
In accordance with the terms of the 2018, 2020 and 2021 QSR Transactions, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also recognized quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The aggregate reinsurance recoverable on loss reserves related to the 2018, 2020 and 2021 QSR Transactions was $15.6 million as of September 30, 2021.
We remain directly liable for all claim payments if we are unable to collect reinsurance recoverable due from our reinsurers and, as such, we actively monitor and manage our counterparty credit exposure to our reinsurance providers. We establish an allowance for expected credit loss against our reinsurance recoverable if we do not expect to recover amounts due from one or more of our reinsurance counterparties, and report our reinsurance recoverable net of such allowance, if any. We actively monitor the counterparty credit profiles of our reinsurers and each is required to partially collateralize its obligations under the terms of our QSR Transactions. As of September 30, 2021, we did not recognize any allowance for credit loss with respect to our reinsurance recoverable.
6. Reserves for Insurance Claims and Claim Expenses
We hold gross reserves in an amount equal to the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. A loan is considered to be in "default" as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. As of September 30, 2021, we had 7,670 primary loans in default and held gross reserves for insurance claims and claim expenses of $104.6 million. During the nine months ended September 30, 2021, we paid 59 claims totaling $2.0 million, including 57 claims covered under the QSR Transactions representing $0.4 million of ceded claims and claim expenses.
In 2013, we entered into a pool insurance transaction with Fannie Mae. The pool transaction includes a deductible, which represents the amount of claims to be absorbed by Fannie Mae before we are obligated to pay any claims. We only establish

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
reserves for pool risk if we expect claims to exceed this deductible. At September 30, 2021, 121 loans in the pool were in default. These 121 loans represented approximately $9.9 million of RIF. Due to the size of the remaining deductible, our expectation that a limited number of loans in default will progress to a claim and the expected severity on such claim submissions (all loans in the pool had loan-to-value (LTV) ratios under 80% at origination), we did not establish any case or IBNR reserves for pool risk at September 30, 2021. In connection with the settlement of pool claims, we applied $1.0 million to the pool deductible through September 30, 2021. At September 30, 2021, the remaining pool deductible was $9.4 million. We have not paid any pool claims to date. 100% of our pool RIF is reinsured under the 2016 QSR Transaction.
We had 7,670 loans in default in our primary insured portfolio as of September 30, 2021, which represented a 1.56% default rate against 490,714 total policies in-force. We had 13,765 loans in default in our primary insured portfolio as of September 30, 2020, which represented a 3.60% default rate against 381,899 total policies in-force. Although our default count declined from September 30, 2020 to September 30, 2021, the population remains elevated compared to our historical experience due to the continued challenges certain borrowers are facing related to the COVID-19 outbreak and their decision to access the forbearance program for federally backed loans codified under the Coronavirus Aid, Relief and Economic Security (CARES) Act or similar programs made available by private lenders.
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
Our reserve setting process considers the beneficial impact of forbearance, foreclosure moratorium and other assistance programs available to defaulted borrowers. At September 30, 2020 and 2021, we generally established lower reserves for defaults that we consider to be connected to the COVID-19 outbreak given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses:

	For the nine months ended September 30,
	2021	2020
	(In Thousands)
Beginning balance	$90,567	$23,752
Less reinsurance recoverables (1)	(17,608)	(4,939)
Beginning balance, net of reinsurance recoverables	72,959	18,813

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	19,275	61,198
Prior years (3)	(6,469)	(5,500)
Total claims and claim expenses incurred	12,806	55,698

Less claims paid:
Claims and claim expenses paid:
Current year (2)	15	152
Prior years (3)	1,566	4,309
Total claims and claim expenses paid	1,581	4,461

Reserve at end of period, net of reinsurance recoverables	84,184	70,050
Add reinsurance recoverables (1)	20,420	17,180
Ending balance	$104,604	$87,230
(1)    Related to ceded losses recoverable under the QSR Transactions. See Note 5, "Reinsurance" for additional information.
(2) Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $14.0 million attributed to net case reserves and $4.8 million attributed to net IBNR reserves for the nine months ended September 30, 2021 and $55.4 million attributed to net case reserves and $4.8 million attributed to net IBNR reserves for the nine months ended September 30, 2020.
(3) Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $1.8 million attributed to net case reserves and $5.0 million attributed to net IBNR reserves for the nine months ended September 30, 2021 and $4.0 million attributed to net case reserves and $1.3 million attributed to net IBNR reserves for the nine months ended September 30, 2020.

The "claims incurred" section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $80.6 million related to prior year defaults remained as of September 30, 2021.

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
	(In Thousands, except for per share data)
Net income	$60,193	$38,179	$170,606	$123,298
Basic weighted average shares outstanding	85,721	84,805	85,563	75,695
Basic earnings per share	$0.70	$0.45	$1.99	$1.63

Net income	$60,193	$38,179	$170,606	$123,298
Gain from change in fair value of warrant liability	—	—	(454)	(4,286)
Diluted net income	$60,193	$38,179	$170,152	$119,012

Basic weighted average shares outstanding	85,721	84,805	85,563	75,695
Dilutive effect of issuable shares	1,159	794	1,231	1,172
Diluted weighted average shares outstanding	86,880	85,599	86,794	76,867

Diluted earnings per share	$0.69	$0.45	$1.96	$1.55

Anti-dilutive shares	1	420	2	91

8. Warrants
We issued 992 thousand warrants in connection with a private placement of our common stock in April 2012, of which 239 thousand remained outstanding available for exercise at September 30, 2021. Each warrant gives the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million.
During the three months ended September 30, 2021, 32 thousand warrants were exercised resulting in the issuance of 28 thousand shares of common stock. Upon exercise, we reclassified approximately $0.4 million of warrant fair value from warrant liability to additional paid-in capital. During the nine months ended September 30, 2021, 73 thousand warrants were exercised resulting in the issuance of 60 thousand shares of common stock. Upon exercise, we reclassified approximately $0.9 million of warrant fair value from warrant liability to additional paid-in capital.
During the three months ended September 30, 2020, no warrants were exercised. During the nine months ended September 30, 2020, nine thousand warrants were exercised resulting in the issuance of six thousand shares of common stock. Upon exercise, we reclassified approximately $0.2 million of warrant fair value from warrant liability to additional paid-in capital.

9. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. NMIH files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our effective tax rate on our pre-tax income was 22.3% and 21.9% for the three and nine months ended September 30, 2021, respectively, compared to 22.6% and 21.2% for the three and nine months ended September 30, 2020, respectively. Our provision for income taxes for interim reporting periods is established based on our estimated annual effective tax rate for a given year. Our effective tax rate may fluctuate between interim periods due to the impact of discrete items not included in our estimated annual effective tax rate, including the tax effects associated with the vesting of RSUs and exercise of options, and the change in fair value of our warrant liability. Such items are treated on a discrete basis in the reporting period in which they occur.
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent. As a result, our interim provision for income taxes for the three and nine months ended September 30, 2021 represents a change in our net deferred tax

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
liability. As of September 30, 2021 and December 31, 2020, we held $46.4 million of tax and loss bonds in "Other assets" on our condensed consolidated balance sheet.

10. Premium Receivable

Premiums receivable consists of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, all associated receivables are written off against earned premium and the related insurance policy is canceled. We recognize an allowance for credit losses for premiums receivable based on credit losses expected to arise over the life of the receivable. Due to the nature of our insurance policies (a necessary precondition for access to mortgage credit for covered borrowers) and the short duration of the related receivables, we do not typically experience credit losses against our premium receivables and did not establish an allowance for credit loss at September 30, 2021 and December 31, 2020.

Premiums receivable may be written off prior to 120 days in the ordinary course of business for non-credit events including, but not limited to, the modification or refinancing of an underlying insured loan.
We establish a reserve for the write-off of premiums receivable based on historical experience. Our premium write-off reserve was not material at September 30, 2021 or December 31, 2020.
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
NMIC and Re One generated combined statutory net income of $8.7 million and $23.9 million for the three and nine months ended September 30, 2021, respectively, and combined statutory net loss of $5.6 million and $22.6 million for the three and nine months ended September 30, 2020, respectively.
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
The following table presents NMIC and Re One's combined statutory surplus, contingency reserve, statutory capital and risk-to-capital (RTC) ratio:

	September 30, 2021	December 31, 2020
	(In Thousands)
Statutory surplus	$913,471	$894,331
Contingency reserve	967,826	768,324
Statutory capital (1)	$1,881,297	$1,662,655

Risk-to-capital	12.5:1	11.7:1
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

12. Subsequent Event
Excess-of-loss reinsurance
On October 26, 2021, NMIC entered into a reinsurance agreement with Oaktown Re VII Ltd. (Oaktown Re VII), a Bermuda domiciled special purpose reinsurer, that provides for up to $363.6 million of aggregate excess-of-loss reinsurance coverage at inception for new delinquencies on an existing portfolio of mortgage insurance policies primarily written between April 1, 2021 and September 30, 2021. For the reinsurance coverage period, NMIC will retain the first layer of $146.2 million of aggregate losses and Oaktown Re VII will then provide second layer coverage up to the outstanding reinsurance coverage amount. NMIC will then retain losses in excess of the outstanding reinsurance coverage amount.
Oaktown Re VII financed the coverage by issuing mortgage insurance-linked notes in an aggregate principal amount of $363.6 million to unaffiliated investors. The notes issued by Oaktown Re VII mature on April 25, 2034; all proceeds raised were deposited into a reinsurance trust to collateralize and fund the obligations of Oaktown Re VII to NMIC under the reinsurance agreement. Funds in the reinsurance trust account are required to be invested in high credit quality money market funds at all times. We refer to NMIC's reinsurance agreement with and the insurance-linked notes issued by Oaktown Re VII as the 2021-2 ILN Transaction. Under the terms of the 2021-2 ILN Transaction, NMIC makes risk premium payments for the applicable outstanding reinsurance coverage amount and pays Oaktown Re VII for anticipated operating expenses (capped at $250,000 per year).
Quota share reinsurance
In October 2021, NMIC entered into two back-to-back quota share reinsurance treaties that will provide coverage for mortgage insurance policies to be written primarily in 2022 and 2023 (the “2022 QSR Transaction” and “2023 QSR Transaction”). Under the terms of the 2022 and 2023 QSR Transactions, NMIC will cede premiums earned related to 20% of the risk on eligible policies written between January 1, 2022 and December 31, 2023, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 62% that varies directly and inversely with ceded claims. If NMIC exhausts the aggregate risk written limit of the 2021 QSR Transaction prior to December 31, 2021, the 2022 QSR Transaction will automatically incept and NMIC will begin to cede risk on eligible policies under the treaty prior to January 1, 2022.

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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of September 30, 2021, we had master policies with 1,699 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of September 30, 2021, we had $143.6 billion of primary insurance-in-force (IIF) and $36.3 billion of primary RIF.
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
Our common stock trades on the NASDAQ under the symbol "NMIH." Our headquarters is located in Emeryville, California. As of September 30, 2021, we had 241 employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
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
Purchase mortgage origination volume increased significantly as factors related to the COVID-19 crisis have spurred significant incremental demand for homeownership. Refinancing origination volume also grew dramatically as historically low mortgage rates created refinancing opportunities for a large number of existing borrowers.
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
We had 241 employees at September 30, 2021, including 81 who typically work at our corporate headquarters in Emeryville, CA and 160 who typically work from home in locations across the country. In response to the COVID-19 outbreak, we activated our business continuity program and instituted additional work-from-home practices for our Emeryville-based staff. We transitioned our operations seamlessly and have continued to positively engage with customers on a remote basis. Our IT environment, underwriting capabilities, policy servicing platform and risk architecture have continued without interruption, and our internal control environment is unchanged. We achieved this transition without incurring additional capital expenditures or operating expenses, and we believe our current operating platform can continue to support our newly distributed needs for an extended period without further investment beyond that planned in the ordinary course.
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
New Business Production
Our NIW volume increased significantly following the onset of the COVID-19 pandemic driven by the broad resiliency of the housing market, growth in total mortgage origination volume and increasing size of the U.S. mortgage insurance market, as well as the continued expansion of our customer franchise. We wrote $67.2 billion of NIW during the nine months ended September 30, 2021, up 57% compared to the nine months ended September 30, 2020, which itself was up 29% compared to the nine months ended September 30, 2019.
While we currently expect our new business production will remain elevated, the potential onset of a new viral wave could prompt a reintroduction of broad-based shelter in place directives, increased unemployment or other potentially negative economic and societal outcomes that could cause a moderation or decline in our volume going forward. Further, increasing interest rates and rising house prices, which each trace (in part) to the pandemic, may cause certain prospective homebuyers to defer their purchases and impact mortgage origination activity, total private mortgage insurance industry production and our NIW volume in future periods.
We have broadly defined underwriting standards and loan-level eligibility criteria that are designed to limit our exposure to higher risk loans, and have used Rate GPS to actively shape the mix of our new business production and insured portfolio by, among other risk factors, borrower FICO score, debt-to-income (DTI) ratio and LTV ratio. In the weeks following the outbreak of COVID-19, we adopted changes to our underwriting guidelines, including changes to our loan documentation requirements, asset reserve requirements, employment verification process and income continuance determinations, that further strengthened the credit risk profile of our NIW volume and IIF. At September 30, 2021, the weighted average FICO score of our RIF was 754 and we had a 3% mix of below 680 FICO score risk. Similarly, at September 30, 2021, the weighted average LTV ratio (at origination) of our insured portfolio was 92.4% and we had a 11% mix of 97% LTV risk.
Delinquency Trends and Claims Expense
At September 30, 2021 we had 7,670 defaulted loans in our primary insured portfolio, which represented a 1.56% default rate against our 490,714 total policies in-force, and identified 9,342 loans that were enrolled in a forbearance program, including 6,566 of those in default status.
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

Our total population of defaulted loans peaked in August 2020 and has declined every month since with consistency. As of October 31, 2021, our default population was 6,988, representing a 1.40% default rate.
The table below highlights default and forbearance activity in our primary portfolio as of the dates indicated

	Default and Forbearance Activity as of
	9/30/2020	12/31/2020	3/31/21	6/30/21	9/30/21
Number of loans in default	13,765	12,209	11,090	8,764	7,670
Default rate (1)	3.60%	3.06%	2.54%	1.86%	1.56%

Number of loans in forbearance	24,809	19,464	14,805	11,889	9,342
Forbearance rate (2)	6.50%	4.87%	3.39%	2.52%	1.90%

(1)    Default rate is calculated as the number of loans in default divided by total polices in force.
(2)    Forbearance rate is calculated as the number of loans in forbearance divided by total polices in force.

While we are encouraged by the decline in our forbearance and default populations and optimistic that we will see continued improvement as the economic stress of the COVID crisis recedes, future viral waves could cause further social and economic dislocation and contribute to an increase in our forbearance and default counts in future periods.
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
We generally observe that forbearance programs are an effective tool to bridge dislocated borrowers from a time of acute stress to a future date when they can resume timely payment of their mortgage obligations. The effectiveness of forbearance programs is enhanced by the availability of various repayment and loan modification options, which allow borrowers to amortize, or in certain instances fully defer the payments otherwise due during the forbearance period, over an extended length of time. In response to the onset of the COVID-19 outbreak, the GSEs introduced new repayment and loan modification options to further assist borrowers with their transition out of forbearance and back into performing status. Our reserve setting process considers the beneficial impact of forbearance, foreclosure moratorium and other assistance programs available to defaulted borrowers. At September 30, 2021, we generally established lower reserves for defaults that we consider to be connected to the COVID-19 outbreak, given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs.
Our Master Policies require insureds to file a claim no later than 60-days after completion of a foreclosure, and in connection with the claim, the insured is generally entitled to include in the claim amount (i) up to three years of missed interest payments and (ii) certain advances, each as incurred through the date the claim is filed. Under our Master Policies, a national foreclosure moratorium of the type enacted following the onset of the COVID-19 pandemic will not limit the amount of accrued interest (subject to the three-year limit) or advances that may be included in the claim amount. Given the duration of the foreclosure moratorium mandated by the GSEs, certain loans in our default inventory, including those with defaults unrelated to the COVID-19 crisis that had not gone through foreclosure at the onset of the pandemic, have remained in pre-foreclosure default status for a prolonged period of time. For those loans that do not ultimately cure, the delayed foreclosure cycle and resulting delay in claims submission may increase the severity of claims we ultimately pay.
Regulatory Capital Position
As an approved mortgage insurer and Wisconsin-domiciled carrier, we are required to satisfy financial and/or capitalization requirements stipulated by each of the GSEs and the Wisconsin OCI.
The financial requirements stipulated by the GSEs are outlined in the PMIERs. Under the PMIERs, we must maintain available assets that are equal to or exceed a minimum risk-based required asset amount, subject to a minimum floor of $400 million. At September 30, 2021, we reported $1,993 million available assets against $1,366 million risk-based required assets. Our “excess” funding position was $627 million.
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
A Lock-Out Event was deemed to have occurred, effective June 25, 2020 for each of the 2017, 2018 and 2019 ILN Transactions (related to the default experience of the underlying reference pools for each respective transaction) and at inception for the 2021-1 ILN Transaction (related to the initial build of its target credit enhancement), and the amortization of reinsurance coverage, and distribution of collateral assets and amortization of insurance-linked notes was suspended for each such ILN Transaction. The amortization of reinsurance coverage, distribution of collateral assets and amortization of insurance-linked notes will remain suspended for the duration of the Lock-Out Event for each such ILN Transaction, and during such period the overcollateralization within and potential PMIERs capacity provided by each such ILN Transaction will grow as assets are preserved in the applicable reinsurance trust account.
At September 30, 2021, we had an aggregate $537 million of overcollateralization available across our ILN Transactions to absorb an increase in the PMIERs risk-based required asset amount on ceded RIF. The following table provides detail on the level of overcollateralization of each of our ILN Transactions at September 30, 2021:

($ values in thousands)	2017 ILN Transaction	2018 ILN Transaction	2019 ILN Transaction	2020-1 ILN Transaction	2020-2 ILN Transaction	2021-1 ILN Transaction
Ceded RIF	$1,227,763	$1,333,991	$1,533,960	$3,128,472	$4,689,578	$8,334,990

First Layer Retained Loss	121,196	122,750	122,697	169,488	121,177	163,708
Reinsurance Coverage	40,226	158,489	231,877	84,470	177,566	367,238
Eligible Coverage	$161,422	$281,239	$354,574	$253,958	$298,743	$530,946
Subordinated Coverage (1)	13.15%	21.08%	23.11%	8.00%	6.25%	6.37%

PMIERs Charge on Ceded RIF	6.47%	8.41%	8.25%	6.50%	5.63%	6.07%
Overcollateralization (2) (4)	$40,226	$158,489	$227,965	$50,704	$34,887	$25,038

Delinquency Trigger (3)	4.0%	4.0%	4.0%	6.0%	4.7%	4.8%
(1) Absent a delinquency trigger, the subordinated coverage is capped at 8.00%, 6.25% and 6.75% for the 2020-1, 2020-2 and 2021-1 ILN Transactions,
respectively.

(2)    Overcollateralization for each of the 2017 and 2018 ILN Transactions is equal to their current reinsurance coverage as the PMIERs required asset amount on RIF ceded under each transaction is currently below its remaining first layer retained loss.
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

Our PMIERs funding requirement will go up in future periods based on the volume and risk profile of our new business production, and performance of our in-force insurance portfolio. We estimate, however, that we will remain in compliance with our PMIERs asset requirements even if the forbearance-driven default rate on our in-force portfolio materially exceeds its current level, given our $627 million excess available asset position at September 30, 2021, the nationwide applicability of the 70% haircut on delinquent policies subject to a forbearance program accessed in response to a financial hardship related to the COVID-19 crisis, and the increasing PMIERs relief automatically provided under each of our quota share treaties and ILN Transactions.
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
Liquidity
We evaluate our liquidity position at both a holding company (NMIH) and primary operating subsidiary (NMIC) level. As of September 30, 2021, we had $2.2 billion of consolidated cash and investments, including $79 million of cash and investments at NMIH.
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
NMIH's principal liquidity demands include funds for the payment of (i) certain corporate expenses, (ii) certain reimbursable expenses of our insurance subsidiaries, including NMIC, and (iii) principal and interest as due on our outstanding debt. NMIH generates cash interest income on its investment portfolio, receives cash proceeds upon the exercise of outstanding stock options, and benefits from tax, expense-sharing and debt service agreements with its subsidiaries. Such agreements have been approved by the Wisconsin OCI and provide for the reimbursement of substantially all of NMIH's annual cash expenditures. While such agreements are subject to revocation by the Wisconsin OCI, we do not expect such action to be taken at this time. The Wisconsin OCI refreshed its approval of the debt service agreement and provided for the additional reimbursement by NMIC of interest expense due on our Notes and 2020 Revolving Credit Facility at the time each transaction was completed.
NMIC's principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At September 30, 2021, NMIC had $2.0 billion of cash and investments, including $81 million of cash and equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended September 30, 2021, NMIC generated $316 million of cash flow from operations and received an additional $140 million of cash flow from the maturity, sale and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC's principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC's only use of cash that develops along an unscheduled path is claims payments. Given the breadth and duration of forbearance programs available to borrowers, separate foreclosure moratoriums that have been enacted at a local, state and federal level, and the general duration of the default to foreclosure to claim cycle, we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.
Premiums paid to NMIC on monthly policies are generally collected and remitted by loan servicers. There was broad discussion at the onset of the COVID pandemic and concerns about potential liquidity challenges that servicers might face in the event of widespread borrower utilization of forbearance programs. These concerns have not materialized thus far and we do not believe that loan servicer liquidity constraints, should they arise in the future, would have a material impact on NMIC's premium receipts or liquidity profile. Loan servicers are contractually obligated to advance mortgage insurance premiums in a timely manner, even if the underlying borrowers fail to remit their monthly mortgage payments. In June 2020, the GSEs issued guidance to the PMIERs (subsequently amended and restated in each of September 2020, December 2020 and June 2021) that, among other items, requires us to notify them of our intent to cancel coverage on policies for which servicers have failed to make timely premium payments so that the GSEs can pay the premiums directly to us and preserve the mortgage insurance coverage. Through September 30, 2021, we did not see any notable changes in servicer payment practices, with servicers generally continuing to remit monthly premium payments as scheduled, including those for policies covering loans that are in a forbearance program.
Investment portfolio
At September 30, 2021, we had $2.2 billion of cash and invested assets. Our investment strategy equally prioritizes capital preservation alongside income generation, and we have a long-established investment policy that sets conservative limits for asset types, industry sectors, single issuers and instrument credit ratings. At September 30, 2021, our investment portfolio was comprised of 100% fixed income assets with 100% of our holdings rated investment grade and our portfolio having an average rating of "A+." At September 30, 2021, our portfolio was in a $30 million aggregate unrealized gain position; it was highly liquid and highly diversified with no Level 3 asset positions and no single issuer concentration greater than 1.4%. We did not record any allowance for credit losses in the portfolio during the three months ended September 30, 2021, as we expect to recover the amortized cost basis of all securities held.
The pre-tax book yield on our investment portfolio was 2.0% for the three months ended September 30, 2021. At the onset of the COVID-19 crisis, we decided to prioritize liquidity and increased our cash and equivalent holdings as a percentage of our total portfolio. We believe such action was prudent in light of the heightened market volatility and general uncertainty developing in the early stages of the COVID-19 pandemic. We have since redeployed much of our excess liquidity position.
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
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of September 30, 2021 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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

Quota share reinsurance
NMIC is a party to quota share reinsurance treaties – the 2016 QSR Transaction, effective September 1, 2016, the 2018 QSR Transaction, effective January 1, 2018, the 2020 QSR Transaction, effective April 1, 2020, the 2021 QSR Transaction, effective January 1, 2021, the 2022 QSR Transaction, effective October 1, 2021, and the 2023 QSR Transaction, effective January 1, 2023. Under each of the QSR Transactions, NMIC cedes a proportional share of its risk on eligible policies written during a discrete period to panels of third-party reinsurance providers. Each of the third-party reinsurance providers has an insurer financial strength rating of A- or better by S&P, A.M. Best or both.
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
Under the terms of the 2022 and 2023 QSR Transactions, NMIC will cede premiums earned related to 20% of the risk on eligible policies written between January 1, 2022 and December 31, 2023, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 62% that varies directly and inversely with ceded claims. If NMIC exhausts the aggregate risk written limit of the 2021 QSR Transaction prior to December 31, 2021, the 2022 QSR Transaction will automatically incept and NMIC will begin to cede risk on eligible policies under the treaty prior to January 1, 2022.
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each of the ILN Transactions. Current amounts are presented as of September 30, 2021.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2017 ILN Transaction	May 2, 2017	1/1/2013 - 12/31/2016	$211,320	$40,226	$126,793	$121,196
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	264,545	158,489	125,312	122,750
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	231,877	123,424	122,697
2020-1 ILN Transaction	July 30, 2020	7/1/2019 - 3/31/2020	322,076	84,470	169,514	169,488
2020-2 ILN Transaction	October 29, 2020	4/1/2020 - 9/30/2020 (2)	242,351	177,566	121,777	121,177
2021-1 ILN Transaction (4)	April 27, 2021	10/1/2020 - 3/31/2021 (3)	367,238	367,238	163,708	163,708

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
(4)    As of September 30, 2021, the current reinsurance coverage amount on the 2021-1 ILN transaction is equal to the initial reinsurance coverage, as the reinsurance coverage provided by Oaktown Re will not decrease until its target credit enhancement is met.

See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance" for further discussion of these third-party reinsurance arrangements.
On October 26, 2021, NMIC secured $363.6 million of aggregate excess-of-loss reinsurance coverage at inception for an existing portfolio of policies primarily written from April 1, 2021 to September 30, 2021, through a mortgage insurance-linked notes offering by Oaktown Re VII. The reinsurance coverage amount under the terms of the 2021-2 ILN Transaction decreases from $363.6 million at inception over a 12.5 year period as the underlying covered mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled. The outstanding reinsurance coverage amount will begin amortizing after an initial period in which a target level of credit enhancement is obtained. For the reinsurance coverage period, NMIC retains the first layer of $146.2 million of aggregate losses and Oaktown Re VII then provides second layer coverage up to the outstanding reinsurance coverage amount. NMIC then retains losses in excess of the outstanding reinsurance coverage amount.

Portfolio Data
The following table presents primary and pool NIW and IIF as of the dates and for the periods indicated. Unless otherwise noted, the tables below do not include the effects of our third-party reinsurance arrangements described above.

Primary and pool IIF and NIW	As of and for the three months ended				For the nine months ended
	September 30, 2021		September 30, 2020		September 30, 2021	September 30, 2020
	IIF	NIW	IIF	NIW	NIW
	(In Millions)
Monthly	$124,767	$16,861	$88,584	$16,516	$60,047	$38,862
Single	18,851	1,223	15,910	1,983	7,185	4,058
Primary	143,618	18,084	104,494	18,499	67,232	42,920

Pool	1,339	—	2,115	—	—	—
Total	$144,957	$18,084	$106,609	$18,499	$67,232	$42,920

For the three months ended September 30, 2021, NIW decreased 2%, compared to the three months ended September 30, 2020, due to a decline in the size of the total mortgage insurance market. Total private mortgage insurance industry NIW volume was $181 billion in the third quarter of 2020 – the largest quarterly result ever recorded for the industry. The impact of the year-on-year decline in total private mortgage insurance industry volume was partially offset by growth in our customer franchise and market presence tied to the increased penetration of existing customer accounts and new customer account activations.

For the nine months ended September 30, 2021, NIW increased 57%, compared to the nine months ended September 30, 2020, driven by growth in our monthly and single premium policy production tied to the growth in our customer franchise and market presence.

Total IIF increased 36% at September 30, 2021 compared to September 30, 2020, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of in-force policies. Our persistency rate decreased to 58% at September 30, 2021 from 60% at September 30, 2020, reflecting the impact of increased refinancing activity during the intervening twelve-month period.
The following table presents net premiums written and earned for the periods indicated.

Primary and pool premiums written and earned	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In Thousands)
Net premiums written	$111,931	$101,822	$354,388	$283,302
Net premiums earned	113,594	98,802	330,361	296,463
For the three and nine months ended September 30, 2021, net premiums written increased 10% and 25%, respectively, and net premiums earned increased 15% and 11%, respectively, compared to the three and nine months ended September 30, 2020. The growth in net premiums written and earned were primarily due to the growth of our IIF and increased monthly policy production, partially offset by increased cessions under the QSR and ILN Transactions.
Pool premiums written and earned for the three and nine months ended September 30, 2021 and 2020, were $0.4 million and $1.3 million, and $0.6 million and $2.0 million, respectively, before giving effect to the 2016 QSR Transaction, under which all of our written and earned pool premiums are ceded. A portion of our ceded pool premiums written and earned are recouped through profit commission.

Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
	($ Values In Millions, except as noted below)
New insurance written	$18,084	$22,751	$26,397	$19,782	$18,499
Percentage of monthly premium	93%	85%	90%	90%	89%
Percentage of single premium	7%	15%	10%	10%	11%
New risk written	$4,640	$5,650	$6,531	$4,868	$4,577
Insurance-in-force (1)	143,618	136,598	123,777	111,252	104,494
Percentage of monthly premium	87%	86%	86%	86%	85%
Percentage of single premium	13%	14%	14%	14%	15%
Risk-in-force (1)	$36,253	$34,366	$31,206	$28,164	$26,568
Policies in force (count) (1)	490,714	471,794	436,652	399,429	381,899
Average loan size ($ value in thousands) (1)	$293	$290	$283	$279	$274
Coverage percentage (2)	25.2%	25.2%	25.2%	25.3%	25.4%
Loans in default (count) (1)	7,670	8,764	11,090	12,209	13,765
Default rate (1)	1.56%	1.86%	2.54%	3.06%	3.60%
Risk-in-force on defaulted loans (1)	$546	$625	$785	$874	$1,008
Net premium yield (3)	0.32%	0.34%	0.36%	0.37%	0.39%
Earnings from cancellations	$7.7	$7.0	$9.9	$11.7	$12.6
Annual persistency (4)	58.1%	53.9%	51.9%	55.9%	60.0%
Quarterly run-off (5)	8.1%	8.0%	12.5%	12.5%	13.1%
(1)    Reported as of the end of the period.
(2)    Calculated as end of period RIF divided by end of period IIF.
(3)    Calculated as net premiums earned divided by average primary IIF for the period, annualized.
(4)    Defined as the percentage of IIF that remains on our books after a given twelve-month period.
(5)    Defined as the percentage of IIF that is no longer on our books after a given three-month period.
    The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In Millions)
IIF, beginning of period	$136,598	$98,905	$111,252	$94,754
NIW	18,084	18,499	67,232	42,920
Cancellations, principal repayments and other reductions	(11,064)	(12,910)	(34,866)	(33,180)
IIF, end of period	$143,618	$104,494	$143,618	$104,494

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
The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of September 30, 2021		As of September 30, 2020
	IIF	RIF	IIF	RIF
	(In Millions)
September 30, 2021	$64,885	$16,274	$—	$—
2020	47,196	11,848	40,969	10,255
2019	14,502	3,800	29,865	7,791
2018	5,675	1,446	11,859	3,019
2017	4,845	1,213	9,671	2,413
2016 and before	6,515	1,672	12,130	3,090
Total	$143,618	$36,253	$104,494	$26,568
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

Primary NIW by FICO	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In Millions)
>= 760	$8,073	$11,600	$32,377	$25,942
740-759	3,254	2,575	12,812	6,056
720-739	2,563	2,187	9,678	5,373
700-719	2,099	1,217	6,255	3,214
680-699	1,487	793	4,139	1,872
<=679	608	127	1,971	463
Total	$18,084	$18,499	$67,232	$42,920
Weighted average FICO	749	764	753	761

Primary NIW by LTV	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In Millions)
95.01% and above	$1,957	$587	$6,585	$1,855
90.01% to 95.00%	8,344	7,767	29,336	18,161
85.01% to 90.00%	4,961	6,968	19,071	16,117
85.00% and below	2,822	3,177	12,240	6,787
Total	$18,084	$18,499	$67,232	$42,920
Weighted average LTV	91.8%	90.7%	91.3%	90.8%

Primary NIW by purchase/refinance mix	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In Millions)
Purchase	$16,400	$12,764	$53,220	$28,531
Refinance	1,684	5,735	14,012	14,389
Total	$18,084	$18,499	$67,232	$42,920

The tables below present our total primary IIF and RIF by FICO and LTV, and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of
	September 30, 2021		September 30, 2020
	($ Values In Millions)
>= 760	$73,080	51%	$53,742	51%
740-759	24,676	17	16,193	16
720-739	19,898	14	14,352	14
700-719	13,206	9	10,235	10
680-699	8,678	6	6,713	6
<=679	4,080	3	3,259	3
Total	$143,618	100%	$104,494	100%

Primary RIF by FICO	As of
	September 30, 2021		September 30, 2020
	($ Values In Millions)
>= 760	$18,200	51%	$13,563	51%
740-759	6,280	17	4,141	16
720-739	5,086	14	3,694	14
700-719	3,432	9	2,635	10
680-699	2,243	6	1,730	6
<=679	1,012	3	805	3
Total	$36,253	100%	$26,568	100%

Primary IIF by LTV	As of
	September 30, 2021		September 30, 2020
	($ Values In Millions)
95.01% and above	$13,179	9%	$8,130	8%
90.01% to 95.00%	63,828	45	47,828	46
85.01% to 90.00%	44,451	31	35,224	33
85.00% and below	22,160	15	13,312	13
Total	$143,618	100%	$104,494	100%

Primary RIF by LTV	As of
	September 30, 2021		September 30, 2020
	($ Values In Millions)
95.01% and above	$3,932	11%	$2,310	9%
90.01% to 95.00%	18,810	52	14,056	53
85.01% to 90.00%	10,902	30	8,642	32
85.00% and below	2,609	7	1,560	6
Total	$36,253	100%	$26,568	100%

Primary RIF by Loan Type	As of
	September 30, 2021	September 30, 2020

Fixed	99%	99%
Adjustable rate mortgages
Less than five years	—	—
Five years and longer	1	1
Total	100%	100%
The table below presents selected primary portfolio statistics, by book year, as of September 30, 2021.

	As of September 30, 2021
Book Year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values in Millions)
2013	$162	$7	4%	655	52	3	1	0.5%	0.6%	5.8%
2014	3,451	310	9%	14,786	1,898	68	49	4.2%	0.8%	3.6%
2015	12,422	1,923	15%	52,548	10,427	366	115	3.3%	0.9%	3.5%
2016	21,187	4,275	20%	83,626	21,244	797	128	2.9%	1.1%	3.8%
2017	21,582	4,845	22%	85,897	24,478	1,286	93	4.5%	1.6%	5.3%
2018	27,295	5,675	21%	104,043	27,844	1,723	81	8.6%	1.7%	6.2%
2019	45,141	14,502	32%	148,423	57,685	2,038	16	12.7%	1.4%	3.5%
2020	62,702	47,196	75%	186,174	147,395	1,170	1	6.7%	0.6%	0.8%
2021	67,232	64,885	97%	205,291	199,691	219	—	1.2%	0.1%	0.1%
Total	$261,174	$143,618		881,443	490,714	7,670	484
(1)    Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.
(2)    Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.
(3)    Calculated as the number of loans in default divided by number of policies in force.
Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the periods indicated. The distribution of our primary RIF as of September 30, 2021 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of
	September 30, 2021	September 30, 2020
California	10.2%	11.3%
Texas	9.9	8.3
Florida	8.6	6.7
Virginia	4.9	5.4
Colorado	4.0	4.0
Maryland	3.8	3.6
Illinois	3.7	4.0
Georgia	3.7	3.0
Washington	3.5	3.5
Pennsylvania	3.2	3.5
Total	55.5%	53.3%

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
In response to the COVID-19 outbreak, politicians, regulators, lenders, loan servicers and others have offered extraordinary assistance to dislocated borrowers through, among other programs, the forbearance, foreclosure moratorium and other assistance programs codified under the CARES Act. The FHFA and GSEs have offered further assistance by introducing new repayment and loan modification options to assist borrowers with their transition out of forbearance programs and default status. At September 30, 2020 and 2021, we generally established lower reserves for defaults that we consider to be connected to the COVID-19 outbreak, given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs.

The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses.

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In Thousands)
Beginning balance	$101,235	$69,903	$90,567	$23,752
Less reinsurance recoverables (1)	(19,726)	(14,307)	(17,608)	(4,939)
Beginning balance, net of reinsurance recoverables	81,509	55,596	72,959	18,813

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	3,649	18,682	19,275	61,198
Prior years (3)	(445)	(3,015)	(6,469)	(5,500)
Total claims and claim expenses incurred	3,204	15,667	12,806	55,698

Less claims paid:
Claims and claim expenses paid:
Current year (2)	3	113	15	152
Prior years (3)	526	1,100	1,566	4,309
Total claims and claim expenses paid	529	1,213	1,581	4,461

Reserve at end of period, net of reinsurance recoverables	84,184	70,050	84,184	70,050
Add reinsurance recoverables (1)	20,420	17,180	20,420	17,180
Ending balance	$104,604	$87,230	$104,604	$87,230
(1)    Related to ceded losses recoverable under the QSR Transactions. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance" for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan had defaulted in a prior year and subsequently cured and later re-defaulted in the current year, that default would be included in the current year. Amounts are presented net of reinsurance and included $14.0 million attributed to net case reserves and $4.8 million attributed to net IBNR reserves for the nine months ended September 30, 2021 and $55.4 million attributed to net case reserves and $4.8 million attributed to net IBNR reserves for the nine months ended September 30, 2020.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $1.8 million attributed to net case reserves and $5.0 million attributed to net IBNR reserves for the nine months ended September 30, 2021 and $4.0 million attributed to net case reserves and $1.3 million attributed to net IBNR reserves for the nine months ended September 30, 2020.

The "claims incurred" section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $80.6 million related to prior year defaults remained as of September 30, 2021.

The following table provides a reconciliation of the beginning and ending count of loans in default.

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Beginning default inventory	8,764	10,816	12,209	1,448
Plus: new defaults	1,624	6,588	4,486	16,870
Less: cures	(2,694)	(3,598)	(8,964)	(4,426)
Less: claims paid	(24)	(40)	(59)	(123)
Less: claims denied	—	(1)	(2)	(4)
Ending default inventory	7,670	13,765	7,670	13,765
Ending default inventory declined from September 30, 2020 to September 30, 2021 as an increased number of borrowers impacted by the COVID-19 pandemic cured their delinquencies, and fewer new defaults emerged as the acute economic stress of the pandemic crisis began to recede. While our default population declined from September 30, 2020 to September 30, 2021, our default inventory remains elevated compared to historical experience due to the continued challenges certain borrowers are facing related to the COVID-19 outbreak and their decision to access the forbearance program for federally backed loans codified under the CARES Act or similar programs made available by private lenders. As of September 30, 2021, 6,566 of our 7,670 defaulted loans were in a COVID-19 related forbearance program.

The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions and ILN Transactions, for the periods indicated.

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	($ In Thousands)
Number of claims paid (1)	24	40	59	123
Total amount paid for claims	$674	$1,540	$1,982	$5,621
Average amount paid per claim	$28	$39	$34	$46
Severity (2)	55%	67%	60%	80%
(1)    Count includes six and ten claims settled without payment during the three and nine months ended September 30, 2021, respectively, and six and eight claims settled without payment during the three and nine months ended September 30, 2020, respectively.
(2)    Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.

The Company paid 24 and 59 claims during the three and nine months ended September 30, 2021, respectively, and 40 and 123 claims during three and nine months ended September 30, 2020, respectively. The number of claims paid in each period was low relative to the size of our insured portfolio and the number of defaulted loans we reported, primarily due to the forbearance program and foreclosure moratorium implemented by the GSEs in response to the COVID outbreak and codified under the CARES Act. Such forbearance and foreclosure programs have extended, and may ultimately interrupt, the timeline over which loans would otherwise progress through the default cycle to a paid claim. Our claims paid experience for the three and nine months ended September 30, 2021, further benefited from the resiliency of the housing market and broad national house price appreciation. An increase in the value of the homes collateralizing the mortgages we insure provides defaulted borrowers with alternative paths and incentives to cure their loan prior to the development of a claim.

Our claims severity for the three and nine months ended September 30, 2021 was 55% and 60%, respectively, compared to 67% and 80% for the three and nine months ended September 30, 2020, respectively. Claims severity for the three and nine months ended September 30, 2021 benefited from the same resiliency of the housing market and broad national house price appreciation as our claims paid. An increase in the value of the homes collateralizing the mortgages we insure provides additional equity support to our risk exposure and raises the prospect of a third-party sale of a foreclosed property, which can mitigate the severity of our settled claims.

The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated.

Average reserve per default:	As of September 30, 2021	As of September 30, 2020
	(In Thousands)
Case (1)	$12.6	$5.8
IBNR (1)(2)	1.0	0.5
Total	$13.6	$6.3
(1)    Defined as the gross reserve per insured loan in default.
(2)    Amount includes claims adjustment expenses.
Average reserve per default increased from September 30, 2020 to September 30, 2021, primarily due to the “aging” of early COVID-related defaults. While we have generally established lower reserves for defaults that we consider to be connected to the COVID-19 outbreak given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs, we have increased such reserves over time as individual defaults remain outstanding or “age.” The growth in our average reserve per default from September 30, 2020 to September 30, 2021 far exceeded the growth in our aggregate gross reserve position in the intervening period as the impact of the increase in our average reserve per default was largely offset by the decline in our total default inventory.
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

	As of
	September 30, 2021	September 30, 2020
	(In Thousands)
Available assets	$1,992,964	$1,671,990
Risk-based required assets	1,365,656	990,678

Available assets were $2.0 billion at September 30, 2021, compared to $1.7 billion at September 30, 2020. The $321 million increase in available assets between the dates presented was primarily driven by NMIC's positive cash flow from operations during the intervening period.

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

CEO Transition
On September 9, 2021, we announced that Adam Pollitzer, currently the company’s Executive Vice President and Chief Financial Officer, was appointed as the company's President and Chief Executive Officer, effective January 1, 2022. Mr. Pollitzer will also join the company’s Board of Directors upon assuming his new role. He succeeds Claudia Merkle, who will step down as Chief Executive Officer and as a member of the Board, effective December 31, 2021. During the three months ended September 30, 2021, the Company recorded $1.3 million of severance, restricted stock modification and other expenses related to this transition.

Consolidated Results of Operations

Consolidated statements of operations	Three months ended			Nine months ended
	September 30, 2021	September 30, 2020		September 30, 2021		September 30, 2020
Revenues	($ in thousands, except for per share data)
Net premiums earned	$113,594	$98,802		$330,361		$296,463
Net investment income	9,831	8,337		28,027		23,511
Net realized investment gains (losses)	3	(4)		15		635
Other revenues	613	648		1,597		2,771
Total revenues	124,041	107,783		360,000		323,380
Expenses
Insurance claims and claim expenses	3,204	15,667		12,806		55,698
Underwriting and operating expenses	34,669	33,969		103,460		96,616
Service expenses	787	557		1,859		2,381
Interest expense	7,930	7,796		23,767		16,481
(Gain) loss from change in fair value of warrant liability	—	437		(454)		(4,286)
Total expenses	46,590	58,426		141,438		166,890

Income before income taxes	77,451	49,357		218,562		156,490
Income tax expense	17,258	11,178		47,956		33,192
Net income	$60,193	$38,179		$170,606		$123,298

Earnings per share - Basic	$0.70	$0.45		$1.99		$1.63
Earnings per share - Diluted	$0.69	$0.45	(2)	$1.96	(2)	$1.55

Loss ratio(1)	2.8%	15.9%		3.9%		18.8%
Expense ratio(2)	30.5%	34.4%		31.3%		32.6%
Combined ratio (3)	33.3%	50.2%		35.2%		51.4%

	Three months ended		Nine months ended
Non-GAAP financial measures (4)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	($ in thousands, except for per share data)
Adjusted income before tax	$79,218	$52,052	$221,856	$157,087
Adjusted net income	61,821	40,400	173,345	122,870
Adjusted diluted EPS	0.71	0.47	2.00	1.60
(1)    Loss ratio is calculated by dividing insurance claims and claim expenses by net premiums earned.
(2)    Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.
(3)     Combined ratio may not foot due to rounding
(4)    See "Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures," below.
Revenues
Net premiums earned were $113.6 million and $330.4 million for the three and nine months ended September 30, 2021, respectively, compared to $98.8 million and $296.5 million for the three and nine months ended September 30, 2020, respectively. The year-on-year increase in net premiums earned in each respective period was primarily driven by the growth of our IIF, partially offset by an increase in cessions made under our QSR and ILN Transactions, and a decline in the contribution from single premium policy cancellations.
Net investment income was $9.8 million and $28.0 million for the three and nine months ended September 30, 2021,

respectively, compared to $8.3 million and $23.5 million for the three and nine months ended September 30, 2020, respectively. The year-on-year increase in net investment income in each respective period was primarily driven by growth in the size of our total investment portfolio, partially offset by a decline in book yield tied to the prevailing interest rate and credit spread environment.
Other revenues were $613 thousand and $1.6 million for the three and nine months ended September 30, 2021, respectively, compared to $648 thousand and $2.8 million for the three and nine months ended September 30, 2020, respectively. Other revenues represent underwriting fee revenue generated by our subsidiary, NMIS, which provides outsourced loan review services to mortgage loan originators. The year-on-year decline in other revenues in each respective period relates to a decrease in NMIS' outsourced loan review volume. Amounts recognized in other revenues generally correspond with amounts incurred as service expenses for outsourced loan review activities in the same periods.
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
Insurance claims and claim expenses were $3.2 million and $12.8 million for the three and nine months ended September 30, 2021, respectively, compared to $15.7 million and $55.7 million for the three and nine months ended September 30, 2020, respectively. The year-on-year decline in insurance claims and claim expenses in each respective period primarily reflects a significant decrease in the number of new defaults emerging on loans impacted by the COVID-19 outbreak. Insurance claims and claim expenses during the three and nine months ended September 30, 2021 also benefited from cure activity and a release of reserves previously held against certain loans that defaulted prior to the onset of the COVID pandemic.
Underwriting and operating expenses were $34.7 million and $103.5 million for the three and nine months ended September 30, 2021, respectively, compared to $34.0 million and $96.6 million for the three and nine months ended September 30, 2020. The year-on-year increase in underwriting and operating expenses for the three months ended September 30, 2021 primarily reflects severance, restricted stock modification and other expenses incurred in connection with the CEO transition we announced on September 9, 2021, as well as an increase in travel and entertainment expenses tied to the easing of COVID-19 related restrictions, incremental depreciation and amortization incurred in connection with the completion and on-lining of certain development initiatives, and other (non-CEO transition) payroll and related amounts. Such increases were largely offset by a decline in administrative costs due to the timing of ILN issuance and a reduction in technology service expenses tied to our long-term IT services agreement with Tata Consultancy Services. See Item 1 of our 2020 10K, "Business - Information Technology Systems and Intellectual Property" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Information Technology" for more details about IT services agreement entered into with Tata Consultancy Services. The year-on-year increase in underwriting and operating expenses for the nine months ended September 30, 2021, further reflects an increase in the recognition of previously deferred policy acquisition costs taken in connection with in-force portfolio run-off. Underwriting and operating expenses included capital market reinsurance transaction costs of $0.5 million and $2.5 million, respectively, for the three months and nine months ended September 30, 2021, and $2.3 million and $2.9 million, respectively, for the three and nine months ended September 30, 2020, as well as $1.3 million of CEO-transition related expenses for the three and nine months ended September 30, 2021.
Service expenses were $787 thousand and $1.9 million for the three and nine months ended September 30, 2021, respectively, compared to $557 thousand and $2.4 million for the three and nine months ended September 30, 2020, respectively. Service expenses represent third-party costs incurred by NMIS in connection with the services it provides. The year-on-year decline in service expenses in each respective period was driven by a decrease in NMIS' outsourced loan review volume. Amounts incurred as service expenses generally correspond with amounts recognized in other revenues in the same periods.
Interest expense was $7.9 million and $23.8 million for the three and nine months ended September 30, 2021, respectively, compared to $7.8 million and $16.5 million for the three and nine months ended September 30, 2020, respectively. Interest expense for the three and nine months ended September 30, 2021 and three months ended September 30, 2020 includes the carrying costs of our $400 million Notes for each period in full, while interest expense for the nine months ended September 30, 2020 includes partial period carry costs for the Notes (which were issued on June 19, 2020) and partial period carrying costs for the $150 million 2018 Term Loan (which was retired with a portion of net proceeds from the Notes offering). Interest expense for the nine months ended September 30, 2020, also includes $2.6 million of costs related to the extinguishment of the 2018 Term Loan. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt."

Income tax expense was $17.3 million and $48.0 million for the three and nine months ended September 30, 2021, respectively, compared to $11.2 million and $33.2 million for the three and nine months ended September 30, 2020, respectively. The year-on-year increase in income tax expense in each respective period was primarily driven by growth in our pre-tax income. Our effective tax rate on pre-tax income was 22.3% and 21.9% for the three and nine months ended September 30, 2021, respectively, compared to 22.6% and 21.2% for the three and nine months ended September 30, 2020, respectively. As a U.S. taxpayer, we are subject to a statutory U.S. federal corporate income tax rate of 21%. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year and reflects the impact of discrete tax effects in the period in which they occur. Our effective tax rates for the three and nine months ended September 30, 2021 and 2020 reflect the discrete tax effects of the vesting of RSUs and exercise of options, and the change in fair value of our warrant liability in each period. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
Net Income
Net income was $60.2 million and $170.6 million for the three and nine months ended September 30, 2021, respectively, compared to $38.2 million and $123.3 million for the three and nine months ended September 30, 2020, respectively. Adjusted net income was $61.8 million and $173.3 million for the three and nine months ended September 30, 2021, respectively, compared to $40.4 million and $122.9 million for the three and nine months ended September 30, 2020, respectively. The year-on-year increases in net income and adjusted net income in each respective period were primarily driven by growth in our total revenues and decrease in insurance claims and claim expenses, partially offset by an increase in our interest expenses, underwriting and operating expenses, and income tax expense.
Diluted EPS was $0.69 and $1.96 for the three and nine months ended September 30, 2021, respectively, compared to $0.45 and $1.55 for the three and nine months ended September 30, 2020, respectively. Adjusted diluted EPS was $0.71 and $2.00 for the three and nine months ended September 30, 2021, respectively, compared to $0.47 and $1.60 for the three and nine months ended September 30, 2020, respectively. Diluted and adjusted diluted EPS increased due to growth in net income and adjusted net income, respectively, partially offset for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, by an increase in weighted average diluted shares outstanding in connection with the issuance of 15.9 million shares of common stock we completed in June 2020, and, to a lesser extent for all comparative periods, by stock awards made under our share-based compensation plans.
The non-GAAP financial measures adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
As reported	($ in thousands, except for per share data)
Income before income taxes	$77,451	$49,357	$218,562	$156,490
Income tax expense	17,258	11,178	47,956	33,192
Net income	$60,193	$38,179	$170,606	$123,298

Adjustments
Net realized investment (gains) loss	(3)	4	(15)	(635)
(Gain) loss from change in fair value warrant liability	—	437	(454)	(4,286)
Capital market transaction costs	481	2,254	2,474	5,518
Other infrequent, unusual or non-operating items (1)	1,289	—	1,289	—
Adjusted income before tax	79,218	52,052	221,856	157,087

Income tax expense on adjustments (2)	139	474	555	1,025
Adjusted net income	$61,821	$40,400	$173,345	$122,870

Weighted average diluted shares outstanding	86,880	85,599	86,794	76,867
Adjusted diluted EPS	$0.71	$0.47	$2.00	$1.60
(1)    Represents severance, restricted stock modification and other expenses incurred in connection with the CEO transition announced on September 9,
2021. See "CEO Transition" above.
(2)    Marginal tax impact of non-GAAP adjustments is calculated based on our statutory U.S. federal corporate income tax rate of 21%, except for those items that are not eligible for an income tax deduction. Such non-deductible items include gains or losses from the change in the fair value of our warrant liability and certain costs incurred in connection with the CEO transition, which are limited under Section 162(m) of the Internal Revenue Code.
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
Adjusted income before tax is defined as GAAP income before tax, excluding the pre-tax effects of the gain or loss related to the change in fair value of our warrant liability, periodic costs incurred in connection with capital markets transactions, net realized gains or losses from our investment portfolio, and other infrequent, unusual or non-operating items in the periods in which such items are incurred.
Adjusted net income is defined as GAAP net income, excluding the after-tax effects of the gain or loss related to the change in fair value of our warrant liability, periodic costs incurred in connection with capital markets transactions, net realized gains or losses from our investment portfolio, and other infrequent, unusual or non-operating items in the periods in which such items are incurred. Adjustments to components of pre-tax income are tax effected using the applicable federal statutory tax rate for the respective periods.
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
•Other infrequent, unusual or non-operating items. Items that are the result of unforeseen or uncommon events, and are not expected to recur with frequency in the future. Identification and exclusion of these items provides clarity about the impact special or rare occurrences may have on our current financial performance. Infrequent, unusual or non-operating adjustments for the three and nine months ended September 30, 2021, include severance, restricted stock modification and other expenses incurred in connection with the CEO transition we announced on September 9, 2021. Past adjustments under this category include the effects of the release of the valuation allowance recorded against our net federal and certain state net deferred tax assets in 2016 and the re-measurement of our net deferred tax assets in connection with tax reform in 2017. We believe such items are infrequent or non-recurring in nature, and are not indicative of the performance of, or ongoing trends in, our primary operating activities or business.

Consolidated balance sheets	September 30, 2021	December 31, 2020
	(In Thousands)
Total investment portfolio	$2,054,419	$1,804,286
Cash and cash equivalents	97,260	126,937
Premiums receivable	58,499	49,779
Deferred policy acquisition costs, net	61,362	62,225
Software and equipment, net	32,066	29,665
Prepaid reinsurance premiums	2,969	6,190
Reinsurance recoverable	20,420	17,608
Other assets	71,319	69,977
Total assets	$2,398,314	$2,166,666
Debt	$394,282	$393,301
Unearned premiums	139,624	118,817
Accounts payable and accrued expenses	78,657	61,716
Reserve for insurance claims and claim expenses	104,604	90,567
Reinsurance funds withheld	6,280	8,653
Warrant liability	3,010	4,409
Deferred tax liability, net	151,364	112,586
Other liabilities	4,267	7,026
Total liabilities	$882,088	797,075
Total shareholders' equity	1,516,226	1,369,591
Total liabilities and shareholders' equity	$2,398,314	$2,166,666

Total cash and investments were $2.2 billion as of September 30, 2021, compared to $1.9 billion as of December 31, 2020. Cash and investments at September 30, 2021 included $79.3 million held by NMIH. The increase in total cash and investments between the respective measurement dates reflects cash generated from operations, partially offset by a decrease in the unrealized gain position of our fixed income portfolio tied to the prevailing interest rate and credit spread environment.
Premiums receivable was $58.5 million as of September 30, 2021, compared to $49.8 million as December 31, 2020. The increase was primarily driven by growth in our monthly premium policies in force, where premiums are generally paid one month in arrears.
Net deferred policy acquisition costs were $61.4 million as of September 30, 2021, compared to $62.2 million as of December 31, 2020. The decrease was primarily driven by the recognition of previously deferred policy acquisition costs taken in connection with in-force portfolio run-off, and was largely offset by the deferral of certain costs associated with the origination of new policies between the respective balance sheet dates.
Prepaid reinsurance premiums were $3.0 million as of September 30, 2021, compared to $6.2 million as of December 31, 2020. Prepaid reinsurance premiums, which represent the unearned premiums on single premium policies ceded under the 2016 QSR Transaction, decreased due to the continued amortization of previously ceded unearned premiums.
Reinsurance recoverable was $20.4 million as of September 30, 2021, compared to $17.6 million as of December 31, 2020. The increase was driven by an increase in ceded losses recoverable associated with our QSR Transactions.
Other assets increased to $71.3 million as of September 30, 2021, compared to $70.0 million as of December 31, 2020. Other assets included $46.4 million of tax and loss bonds held by the Company at both September 30, 2021 and December 31, 2020. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
Unearned premiums were $139.6 million as of September 30, 2021, compared to $118.8 million as of December 31, 2020. The increase was driven by single premium policy originations during the nine months ended September 30, 2021, partially offset by the cancellation of other single premium policies and the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies.

Accounts payable and accrued expenses were $78.7 million as of September 30, 2021, compared to $61.7 million as of December 31, 2020. The increase was primarily driven by accrued and unpaid interest on the Notes which is payable semi-annually in June and December, reinsurance premiums payable, accrued payroll, and timing of other contractual payments due, partially offset by payment of unsettled trade payable.
Reserve for insurance claims and claim expenses was $104.6 million as of September 30, 2021, compared to $90.6 million as of December 31, 2020. Reserve for insurance claims and claim expenses increased at September 30, 2021, despite a decline in the total size of our default population because of an increase in the average case reserve held against previously defaulted loans and the establishment of initial reserves on newly defaulted loans during the period. While we have generally established lower reserves per default for loans that we consider to be impaired in connection with the COVID pandemic, we have increased the initial reserves held for such loans as they have aged in default status. The increase in the reserves for insurance claims and claim expenses at September 30, 2021 was partially offset by the release of prior year reserves tied to the curing of certain loans that had defaulted prior to the onset of the COVID pandemic. See "- Insurance Claims and Claim Expenses," above for further details.
Reinsurance funds withheld, which represents our ceded reinsurance premiums written, less our profit and ceding commission receivables related to the 2016 QSR Transaction was $6.3 million as of September 30, 2021, compared to $8.7 million as of December 31, 2020. The decrease relates to the continued decline in ceded premiums written on single premium policies, due to the end of the reinsurance coverage period for new business under the 2016 QSR Transaction at December 31, 2017. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance."
Warrant liability was $3.0 million at September 30, 2021, compared to $4.4 million at December 31, 2020. The decrease was driven by the exercise of outstanding warrants, and changes in the price of our common stock and other Black-Scholes model inputs between the respective measurement dates. For further information regarding the valuation of our warrant liability and its impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 3, Fair Value of Financial Instruments."
Net deferred tax liability was $151.4 million at September 30, 2021 compared to $112.6 million at December 31, 2020. The increase was primarily due to an increase in the claimed deductibility of our statutory contingency reserve, partially offset by the change in unrealized gains recorded in other comprehensive income. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
The following table summarizes our consolidated cash flows from operating, investing and financing activities.

Consolidated cash flows	For the nine months ended September 30,
	2021	2020
Net cash provided by (used in):	(In Thousands)
Operating activities	$281,381	$214,977
Investing activities	(310,520)	(520,878)
Financing activities	(538)	459,011
Net (decrease) increase in cash and cash equivalents	$(29,677)	$153,110
Net cash provided by operating activities was $281.4 million for the nine months ended September 30, 2021, compared to $215.0 million for the nine months ended September 30, 2020. The increase in cash generated from operating activities year-on-year was primarily driven by growth in premiums written, with further increase tied to a decline in claims paid, partially offset by an increase in cash interest expense from period-to-period.
Cash used in investing activities for the nine months ended September 30, 2021 and 2020 reflects the purchase of fixed and short-term maturities with cash provided by operating and, as available, financing activities, and the reinvestment of coupon payments, maturities and sale proceeds within our investment portfolio.
Cash used in financing activities was $0.5 million for the nine months ended September 30, 2021, compared to cash provided by financing activities of $459.0 million for the nine months ended September 30, 2020. Cash used in financing activities during the nine months ended September 30, 2021 primarily relates to taxes paid on the net share settlement of equity awards for certain employees. Cash provided by financing activities for the nine months ended September 30, 2020 primarily reflects $220.3 million net cash proceeds raised in connection with our 2020 equity offering and $245.9 million net cash proceeds raised in connection with our 2020 Notes offering.

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
As of September 30, 2021, NMIH had $79.3 million of cash and investments. NMIH's principal source of net cash is investment income. NMIH also has access to $110 million of undrawn revolving credit capacity under the 2020 Revolving Credit Facility. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt. Re One also has the capacity, under Wisconsin law, to pay $1.6 million of aggregate ordinary dividends to NMIH during the twelve-month period ending December 31, 2021. In the future, NMIH may also benefit from ordinary course dividend capacity available from NMIC.
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
Under the 2020 Revolving Credit Facility, NMIH is required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of September 30, 2021, the applicable commitment fee was 0.35%.
We are subject to certain covenants under the 2020 Revolving Credit Facility (as defined in the Credit Agreement), including a maximum debt-to-total capitalization ratio of 35%, a minimum liquidity requirement, a requirement to maintain compliance with the PMIERs financial requirements (subject to any GSE-approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants as of September 30, 2021.
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
As an approved mortgage insurer and Wisconsin-domiciled carrier, NMIC is required to satisfy financial and/or capitalization requirements stipulated by each of the GSEs and the Wisconsin OCI. The financial requirements stipulated by the GSEs are outlined in the PMIERs. Under the PMIERs, NMIC must maintain available assets that are equal to or exceed a minimum risk-based required asset amount, subject to a minimum floor of $400 million. At September 30, 2021, we reported $1,993 million available assets against $1,366 million risk-based required assets, for a $627 million "excess" funding position.
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
As of September 30, 2021, NMIC's performing primary RIF, net of reinsurance, was approximately $23.4 billion. NMIC ceded 100% of its pool RIF pursuant to the 2016 QSR Transaction. Based on NMIC's total statutory capital of $1.8 billion (including contingency reserves) as of September 30, 2021, NMIC's RTC ratio was 12.7:1 Re One had total statutory capital of $38.0 million as of September 30, 2021 and a RTC ratio of 2.2:1 .
NMIC's principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At September 30, 2021, NMIC had $2.0 billion of cash and investments, including $81 million of cash and equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended September 30, 2021, NMIC generated $316 million of cash flow from operations and received an additional $140 million of cash flow on the maturity, sale and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC's principal liquidity demands (other than claims payments) generally develop along a scheduled path

(i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC's only use of cash that develops along an unscheduled path is claims payments. Given the breadth and duration of forbearance programs available to borrowers, separate foreclosure moratoriums that have been enacted at a local, state and federal level, and the general duration of the default to foreclosure to claim cycle, we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.
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
Our investment portfolio is comprised entirely of fixed maturity instruments. As of September 30, 2021, the fair value of our investment portfolio was $2.1 billion and we held an additional $97.3 million of cash and equivalents. Pre-tax book yield on the investment portfolio for the nine months ended September 30, 2021 was 2.0%. Book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. The yield on our investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our holdings and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	September 30, 2021	December 31, 2020
Corporate debt securities	65%	63%
Municipal debt securities	24	22
Asset-backed securities	5	7
Cash, cash equivalents, and short-term investments	5	6
U.S. treasury securities and obligations of U.S. government agencies	1	2
Total	100%	100%

Investment portfolio ratings at fair value (1)	September 30, 2021	December 31, 2020
AAA	10%	12%
AA(2)	28	27
A(2)	45	43
BBB(2)	17	18
Total	100%	100%
(1)    Excluding certain operating cash accounts.
(2)    Includes +/– ratings.

All of our investments are rated by one or more nationally recognized statistical rating organizations. If three or more ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.

Investment Securities - Allowance for credit losses
We did not recognize an allowance for credit loss for any security in the investment portfolio as of September 30, 2021 or December 31, 2020, and we did not record any provision for credit loss for investment securities during the three or nine month periods ended September 30, 2021 or September 30, 2020.
As of September 30, 2021, the investment portfolio had gross unrealized losses of $13.3 million, of which $1.3 million had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2020, the investment portfolio had gross unrealized losses of $512 thousand, of which $8 thousand had been in an unrealized loss position for a period of twelve months or longer. The increase in the number of securities in and the aggregate size of the unrealized loss position as of September 30, 2021, was primarily driven by interest rate movements following the purchase date of certain securities. Based on current facts and circumstances, we believe the unrealized losses as of September 30, 2021 are not indicative of the ultimate collectability of the current amortized cost of the securities.
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
The carrying value of our investment portfolio as of September 30, 2021 and December 31, 2020 was $2.1 billion and $1.8 billion, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of September 30, 2021, the duration of our fixed income portfolio, including cash and cash equivalents, was 5.08 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 5.08% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 5.10 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 5.10% in fair value of our fixed income portfolio.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2021 pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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

10.9 ~	Offer Letter by and between NMI Holdings, Inc. and William Leatherberry, dated July 11, 2014 (incorporated herein by reference to Exhibit 10.10 to our Form 10-Q, filed on April 28, 2016)

10.10 ~	Offer Letter by and between NMI Holdings, Inc. and Adam Pollitzer, dated February 1, 2017 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 3, 2017)
10.11 ~	Offer Letter by and between NMI Holdings, Inc. and Adam Pollitzer, dated September 9, 2021 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on September 9, 2021)
10.12 ~	Separation Agreement by and between NMI Holdings, Inc. and Claudia J. Merkle, dated September 9, 2021 (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on September 9, 2021)
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

10.20
Joinder Agreement, dated as of March 20, 2020, to the Company's Credit Agreement, dated as of May 24, 2018, by and among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and Citibank, N.A. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on March 20, 2020)

10.21
Amendment No. 1, dated as of May 6, 2020, to the Company's Credit Agreement, dated as of May 24, 2018, by and among the Company, the lender parties thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on May 6, 2020)

10.22
Joinder Agreement, dated as of October 29, 2020, to the Company’s Credit Agreement, dated as of May 24, 2018, by and among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and Citibank, N.A.

10.23 ~	NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan (incorporated herein by reference to Appendix A to our 2017 Annual Proxy Statement, filed on March 30, 2017)
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

10.29 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement for Executive Officers and Employees (incorporated herein by reference to Exhibit 10.24 to our Form 10-Q filed on August 1, 2017)

10.30 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Agreement for Chief Executive Officer (incorporated herein by reference to Exhibit 10.26 to our Form 10-K, filed on February 17, 2017)

10.31 ~	NMI Holdings, Inc. Severance Benefit Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 17, 2016)
10.32 ~	NMI Holdings, Inc. Amended and Restated Change in Control Severance Benefit Plan (incorporated herein by reference to Exhibit 10.30 to our Form 10-Q, filed on October 30, 2018)
10.33 ~	NMI Holdings, Inc. Clawback Policy (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on February 23, 2017)
10.34 ~
Employment Letter by and between NMI Holdings, Inc. and Bradley M. Shuster, effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 28, 2018)

10.35 ~
Employment Letter by and between NMI Holdings, Inc. and Claudia J. Merkle, effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on December 28, 2018)

10.36 ~
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

10.41 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Agreement for Employees (incorporated herein by reference to Exhibit 10.35 to our Form 10-Q, filed on May 2, 2019)

10.42 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Based) (incorporated herein by reference to Exhibit 10.38 to our Form 10-Q, filed on May 7, 2020)

21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended September 30, 2021 and 2020;
(iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2021 and 2020;
(iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and
(v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

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
Date: November 2, 2021

By: /s/ Adam S. Pollitzer
Name: Adam S. Pollitzer
Title: Chief Financial Officer and Duly Authorized Signatory