Form 10-K
period 2021-12-31
NMI Holdings, Inc.
filed 2022-02-16
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 001-36174

NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware					45-4914248
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)

2100 Powell Street	,	Emeryville	,	CA	94608
(Address of principal executive offices)					(Zip Code)

(855) 530-6642
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $.01 par value per share	NMIH	NASDAQ

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the calculated aggregate market value of common stock held by non-affiliates was 1,620,671,412.
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on February 11, 2022 was 85,839,783 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

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
•changes in the charters, business practices, policy or priorities of Fannie Mae and Freddie Mac (collectively, the GSEs), which may include decisions that have the impact of decreasing or discontinuing the use of mortgage insurance as credit enhancement generally, or with first time homebuyers or on very high loan-to-value mortgages; or changes in the direction of housing policy objectives of the Federal Housing Finance Agency (FHFA), such as the FHFA's priority to increase the accessibility to and affordability of homeownership for low-and-moderate income borrowers and minority communities;
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
•effectiveness and security of our information technology systems and digital products and services, including the risks these systems, products or services may fail to operate as expected or planned, or expose us to cybersecurity or third-party risks; and
•ability to recruit, train and retain key personnel.
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

PART I
Item 1. Business
General
We provide mortgage insurance (referred to as mortgage insurance or MI) through our wholly-owned insurance subsidiaries, National Mortgage Insurance Corporation (NMIC) and National Mortgage Reinsurance Inc One (Re One). NMIC and Re One are domiciled in Wisconsin and principally regulated by the Wisconsin Office of the Commissioner of Insurance (Wisconsin OCI). NMIC is our primary insurance subsidiary, and is approved as an MI provider by the GSEs and is licensed to write MI coverage in all 50 states and D.C. Our subsidiary, NMI Services, Inc. (NMIS), provides outsourced loan review services to mortgage loan originators and our subsidiary, Re One, historically provided reinsurance coverage to NMIC in accordance with certain statutory risk retention requirements. Such requirements have been repealed and the reinsurance coverage provided by Re One to NMIC has been commuted. Re One remains a wholly-owned, licensed insurance subsidiary; however, it does not currently have active insurance exposures.
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
NMI Holdings, Inc. (NMIH), a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of December 31, 2021, we had issued master policies with 1,732 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of December 31, 2021, we had $153.6 billion of total insurance-in-force (IIF), including primary IIF of $152.3 billion, and $38.8 billion of gross risk-in-force (RIF), including primary RIF of $38.7 billion. For the year ended December 31, 2021, we generated new insurance written (NIW) of $85.6 billion. As of December 31, 2021, we had 247 full-time and part-time employees.
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
Our common stock trades on the NASDAQ under the symbol "NMIH".
Overview of Residential Mortgage Finance and the Role of the Private MI Industry in the Current Operating Environment
U.S. Residential Mortgage Market
According to statistics published by the U.S. Federal Reserve, the U.S. residential mortgage market is one of the largest in the world, with approximately $12 trillion of mortgage debt outstanding as of December 31, 2021, and includes both primary and secondary components. The primary market consists of lenders originating home loans to borrowers and includes loans made in connection with home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions that buy and sell mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities.
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
The private MI industry is highly competitive and currently consists of six active participants, including us, Arch Capital Group Ltd., Essent Group Ltd. (Essent), Enact Holdings, Inc. (Enact), MGIC Investment Corporation (MGIC), and Radian Group Inc. (Radian). Private mortgage insurers generally compete based on terms of coverage, underwriting guidelines, pricing, customer service (including speed of MI underwriting and decisioning), availability of ancillary products and services (including training and loan review services), financial strength, customer relationships, name recognition and reputation, the strength of management teams and sales organizations, the effective use of technology, and innovation in the delivery and servicing of insurance products. We expect the MI market to remain competitive, with pressure for industry participants to grow or maintain their market share.
We and other private mortgage insurers also compete directly with the government MI companies, who significantly increased their share in the MI market following the 2008 financial crisis. Prior to the financial crisis, private mortgage insurers accounted for the majority of the insured mortgage origination market. During the financial crisis, the government MIs captured an increasing share of the high-LTV MI market as incumbent private mortgage insurers came under significant financial stress. According to data reported by Inside Mortgage Finance, in 2007, government MIs accounted for 23% of the total insured mortgage origination market. By 2009, government MI share had peaked at approximately 82% of the total insured mortgage origination market. Government MI share has since declined and is estimated to have been 57% in 2021. Previous rate actions and product introductions continue to impact the government mortgage insurers' market share and by extension the private MI market. Although there has been broad policy consensus toward the need for increasing private capital participation and decreasing government exposure to credit risk in the U.S. housing finance system, it remains difficult to predict whether the combined market share of government MIs will recede to pre-2008 levels. A range of factors influence a lender's decision to choose private over government MI, including among others, GSE demand, premium rates and other charges, loan eligibility requirements, cancelability, loan size limits and the relative ease of use of private MI products compared to government MI alternatives.

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
The terms of our primary mortgage insurance coverage are governed by the applicable Master Policy, which we issue to each approved lender with which we do business. The Master Policy sets forth the terms and conditions of our MI coverage, including, among others, loan eligibility requirements, coverage terms, premium payment obligations, exclusions or reductions in coverage, rescission and rescission relief provisions, policy administration requirements, conditions precedent to payment of a claim and loss payment procedures. In March 2020, we introduced a new Master Policy (the 2020 Master Policy), which replaced our previous form (the 2014 Master Policy) for MI applications received on and after March 1, 2020. We implemented the 2020 Master Policy, in part, to provide terms of coverage that conform to the requirements of the GSEs' 2018 revised Amended and Restated Rescission Relief Principles (RRPs). The 2020 Master Policy governs the terms of coverage for NIW associated with applications received on or after March 1, 2020. NIW associated with applications received before March 1, 2020 continues to be covered under the 2014 Master Policy. The 2014 Master Policy and 2020 Master Policy (taken together, the Master Policies) are publicly available on our website.
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
In general, we may not terminate MI coverage except when an insured fails to pay premium as due or for certain material violations of our Master Policies; although, as discussed below in "Business - Underwriting - Independent Validation and Rescission Relief," the terms of our Master Policies restrict our ability to rescind coverage when certain criteria are met. Insureds may cancel coverage on a loan at any time at their option or upon mortgage repayment, which may be accelerated because a borrower refinances a mortgage or sells the underlying property. GSE guidelines generally provide that a borrower on a GSE-owned or guaranteed loan meeting certain conditions may require their mortgage servicer to cancel BPMI upon the borrower's request when the principal balance of the loan is 80% or less of the property's current assessed value. The federal Homeowners Protection Act of 1998 (HOPA) also requires the automatic termination of BPMI on most current loans when the LTV ratio (based on the original value of the underlying property and original amortization schedule of the loan) is first scheduled to reach 78%. The HOPA also provides for cancellation of BPMI upon a borrower's request when the LTV ratio (based on the original value of the underlying property and original amortization schedule of the loan) is first scheduled to reach or, based on actual payments, reaches 80%, upon satisfaction of the conditions set forth in the HOPA, including that the loan be current at the time. In addition, some states impose their own MI notice and cancellation requirements on mortgage loan servicers.
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
We did not write any pool insurance in 2021 and at present do not expect to write any meaningful amount of pool insurance in the near future.
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
Customers
Since our inception, we have sought to establish customer relationships with a broad group of mortgage lenders. As of December 31, 2021, we had issued Master Policies with 1,732 customers. We classify our customers into two primary categories, which we refer to as "National Accounts" and "Regional Accounts." We consider National Accounts to be the most significant residential mortgage originators as determined by the combined volume of their own "retail" originations and insured business they acquire from "correspondents," or other smaller mortgage originators. National Account lenders primarily sell their loans to the GSEs or, less frequently, to private label secondary markets. National Account lenders may also retain loans they originate or purchase in their portfolios. Regional Account lenders typically originate loans on a local or regional level. Some Regional Account lenders have origination platforms that span multiple regions; however, their primary lending focus is local. Regional Account lenders sell the majority of their origination volume to National Accounts; however, they may also retain loans in their portfolios or sell portions of their production directly to the GSEs.
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
Customers exceeding 10% of consolidated revenues
No individual customer accounted for greater than 10% of our consolidated revenues in 2021.
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
•Delegated: We provide eligible customers who have been vetted and approved, and comply with a defined set of delegated underwriting program requirements with the ability to directly underwrite our policies and bind our coverage based on pre-established eligibility rules, approved underwriting guidelines and according to the terms of our Master Policies. We offer delegated underwriting to lenders that have a track record of originating quality mortgage loans and meet our delegated authority approval requirements. To complete the underwriting process and bind coverage, delegated lenders are required to provide us with certain loan characteristics to demonstrate such loans meet our threshold eligibility rules. Our delegated eligibility rules are programmed into our insurance management system, which provides us the ability to automatically reject policies that fail to meet threshold requirements.
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
Insured loans that do not qualify for early rescission relief may still achieve rescission relief based on a borrower's payment history at the 36th or 60th month, provided the conditions in the applicable Master Policy are satisfied. Under the Master Policies, if a lender has elected not to pursue independent validation and early rescission relief, a loan is still eligible for rescission relief if it is current after 36 months and the borrower has had no more than two 30-day delinquencies and no 60-day or greater delinquencies during such 36-month period. The 2020 Master Policy further provides for a sunset of our rescission rights at the 60-month anniversary of the inception of coverage of an insured loan, provided such loan is then current or subsequently cures and all payments due on the loan have been made with a borrower's own funds.
Lenders have the ability to select whether or not to pursue early rescission relief and subject their insured loans to our post-close independent validation processes. Non-delegated lenders who pursue independent validation are required to submit additional loan documentation post-closing that allows us to independently validate such loans, including a loan's closing disclosures, note, executed mortgage and title insurance commitment. Our 2020 Master Policy provides for a "closing document exception," which permits eligible non-delegated lenders to obtain early rescission relief without post-close independent validations of qualifying loans, if the borrower timely makes the first 12 mortgage payments from their own funds. Loans from non-delegated lenders who do not pursue or submit the documentation necessary for us to complete our independent validation, and are not eligible for a closing document exception remain eligible for 36 or 60-month rescission relief in accordance with the terms of the applicable Master Policy.

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

Policy Servicing
Our Policy Servicing Department is responsible for various servicing activities related to our Master Policies and certificate administration, premium billing and payment processing. Our Policy Servicing Department primarily interfaces with our insureds' mortgage loan servicers. Some insureds retain the servicing rights and responsibilities for their own loan originations, while others transfer such rights and responsibilities to third-party servicers. A residential mortgage loan servicer handles the day-to-day tasks of managing a lender's loan portfolio, including processing borrowers' loan payments, paying MI premiums to the mortgage insurer, responding to borrower inquiries, keeping track of principal and interest payments, managing escrow accounts and initiating loss mitigation and foreclosure activities. We assign servicing specialists to our servicers to assist with day-to-day transactions and monitoring of insured loans.
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
Under the terms of our Master Policies, our insureds are generally required to file claims within 60 days of acquiring title to a property securing an insured loan (typically through foreclosure) or when there has been an approved short sale. In the years following the 2008 financial crisis, foreclosure timelines and the average time from initial default by a borrower to MI claim submission extended due to legislation and GSE programs requiring mortgage servicers to mitigate losses by offering forbearance and loan modifications prior to pursuing foreclosure on delinquent loans.
Such timelines have been further extended in connection with legislation and GSE action following the onset of the COVID pandemic to aid distressed borrowers. On March 27, 2020, the U.S. Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). Among many other things, the CARES Act suspended foreclosures and evictions for at least 60 days from March 18, 2020 on mortgages purchased or securitized by the GSEs, with the moratorium later extended by the

GSEs through September 30, 2021. In addition, the CARES Act provides for payment forbearance to borrowers facing hardship caused by COVID-19 for up to 360 days. Consistent with the CARES Act, the GSEs permit payment forbearance for borrowers facing financial hardship from COVID-19 for a cumulative twelve-month term, and for certain borrowers, if their hardships have not been resolved at the end of the twelve-month term, they may extend their forbearance terms for up to six additional months.
We have rights under our Master Policies to deny a claim under certain conditions, such as when a loan servicer does not produce documents necessary to perfect a claim or when the reason for the underlying loss associated with a claim is not covered by our Master Policies.
When we approve a claim, our Master Policies give us the option to pay (i) the coverage percentage specified for a loan, with the insured retaining title to the underlying property and receiving all proceeds from an eventual sale of the property (the percentage option), (ii) the actual loss incurred by the insured upon sale of the property to a third party, if less than the percentage option, or (iii) the insured's claim amount (as calculated in the applicable Master Policy) in exchange for the insured's conveyance of good and marketable title to the property to us. If we elect to receive title to a property, we will market and sell the acquired property and retain all proceeds.
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
Reinsurance
Internal Reinsurance
Prior to January 10, 2019, Ohio regulation limited the amount of risk a mortgage insurer was permitted to retain on a single loan to 25% of the borrower's indebtedness (after giving effect to third-party reinsurance) and, as a result, the portion of such insurance in excess of 25% was required to be reinsured. Ohio has repealed this requirement for future periods beginning January 10, 2019. Several other states previously imposed the same or similar coverage restrictions and repealed these measures prior to 2018. NMIC and Re One had a reinsurance agreement in place under which Re One provides reinsurance to NMIC on certain insured loans with coverage levels in excess of 25%, after giving effect to third-party reinsurance. As these state coverage limits have been repealed, the reinsurance coverage provided by Re One to NMIC has been commuted. Re One does not currently have active insurance exposures.
Third-Party Reinsurance
We utilize third-party reinsurance to actively manage our risk, ensure compliance with PMIERs, state regulatory and other applicable capital requirements and support the growth of our business. We currently have both excess of loss and quota share reinsurance agreements in place.

Excess-of-loss reinsurance
NMIC is a party to reinsurance agreements with Oaktown Re Ltd., Oaktown Re II Ltd., Oaktown Re III Ltd., Oaktown Re IV Ltd., Oaktown Re V Ltd., Oaktown Re VI Ltd., and Oaktown Re VII Ltd. (special purpose reinsurance entities collectively referred to as the Oaktown Re Vehicles) effective May 2, 2017, July 25, 2018, July 30, 2019, July 30, 2020, October 29, 2020, April 27, 2021, and October 26, 2021, respectively. Each agreement provides it with aggregate excess-of-loss reinsurance coverage on defined portfolios of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the respective Oaktown Re Vehicle then provides second layer loss protection up to a defined reinsurance coverage amount. NMIC then retains losses in excess of the respective reinsurance coverage amounts.

Under the terms of each excess-of-loss reinsurance agreement, the Oaktown Re Vehicles are required to fully collateralize their outstanding reinsurance coverage amount to NMIC with funds deposited into segregated reinsurance trusts. Such trust funds are required to be invested in short-term U.S. Treasury money market funds at all times. Each Oaktown Re Vehicle financed its respective collateral requirement through the issuance of mortgage insurance-linked notes to unaffiliated investors. Such insurance-linked notes mature ten years from the inception date of each reinsurance agreement (except the notes issued by Oaktown Re VI Ltd. and Oaktown Re VII Ltd., which have a 12.5 year maturity). We refer to NMIC's reinsurance agreements with and the insurance-linked note issuances by Oaktown Re Vehicles individually as the 2017 ILN Transaction, 2018 ILN Transaction, 2019 ILN Transaction, 2020-1 ILN Transaction, 2020-2 ILN Transaction, 2021-1 ILN Transaction, and 2021-2 ILN Transaction, and collectively as the ILN Transactions.
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease over a ten-year period or 12.5 year, as applicable, as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled. As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction noteholders as amortization of the outstanding insurance-linked note principal balances. The outstanding reinsurance coverage amounts stop amortizing, and the collateral distribution to ILN Transaction noteholders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event). A Lock-Out Event was deemed to have occurred, effective June 25, 2020 for each of the 2017, 2018 and 2019 ILN Transactions (related to the default experience of the underlying reference pools for each respective transaction) and at inception of the 2021-1 and 2021-2 ILN Transaction (related to the initial build of its target credit enhancement), and the amortization of reinsurance coverage, and distribution of collateral assets and amortization of insurance-linked notes was suspended for each such ILN Transaction. The amortization of reinsurance coverage, distribution of collateral assets and amortization of insurance-linked notes will remain suspended for the duration of the Lock-Out Event for each such ILN Transaction, and during such period assets will be preserved in the applicable reinsurance trust account to collateralize the excess-of-loss reinsurance coverage provided to NMIC. Effective November 30, 2021, the Lock-Out Event for the 2017 ILN Transaction was deemed to have cleared and amortization of the associated reinsurance coverage, and distribution of collateral assets and amortization of the associated insurance-linked notes resumed.
The following table presents the inception date, covered production period, initial reinsurance coverage amount and initial and first layer retained aggregate loss under each of the ILN Transactions.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2017 ILN Transaction	May 2, 2017	1/1/2013 - 12/31/2016	$211,320	$27,425	$126,793	$121,163
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	264,545	158,489	125,312	122,569
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	231,877	123,424	122,548
2020-1 ILN Transaction	July 30, 2020	7/1/2019 - 3/31/2020	322,076	49,879	169,514	169,488
2020-2 ILN Transaction	October 29, 2020	4/1/2020 - 9/30/2020 (2)	242,351	155,129	121,777	121,177
2021-1 ILN Transaction (5)	April 27, 2021	10/1/2020 - 3/31/2021 (3)	367,238	367,238	163,708	163,708
2021-2 ILN Transaction (5)	October 26, 2021	4/1/2021 - 9/30/2021 (4)	363,596	363,596	146,229	146,229
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
(4)    Approximately 2% of the production covered by the 2021-2 ILN Transaction has coverage reporting dates between July 1, 2019 and March 31, 2021.

(5)    As of December 31, 2021, the current reinsurance coverage amount on the 2021-1 ILN and 2021-2 ILN Transactions is equal to the initial reinsurance coverage amount, as the reinsurance coverage provided by the associated Oaktown Re vehicles will not decrease until a target credit enhancement level is met.

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

    Quota share reinsurance
Under a quota share reinsurance agreement, the ceding insurer pays a premium in exchange for coverage on an agreed-upon portion of incurred losses. Quota share arrangements reduce net premiums written and earned and also reduce net RIF, providing capital relief to the ceding insurer and reducing incurred claims in accordance with the terms of the reinsurance agreement. In addition, reinsurers typically pay ceding commissions as part of quota share transactions, which offset the ceding company's acquisition and underwriting expenses. Certain quota share agreements include profit commissions that are earned based on loss performance and serve to reduce ceded premiums. NMIC is a party to five active quota share reinsurance treaties – the 2016 QSR Transaction, effective September 1, 2016, the 2018 QSR Transaction, effective January 1, 2018 and the 2020 QSR Transaction, effective April 1, 2020, the 2021 QSR Transaction, effective January 1, 2021 and the 2022 QSR Transaction, effective October 1, 2021 – which we refer to collectively as the QSR Transactions.
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
Under the terms of the 2021 QSR Transaction, NMIC cedes premiums earned related to 22.5% of the risk on eligible policies written in 2021 (subject to an aggregate risk written limit which was exhausted on October 31, 2021), in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 20% ceding commission, and a profit commission of up to 57.5% that varies directly and inversely with ceded claims.

Under the terms of the 2022 QSR Transaction, NMIC cedes premiums earned related to 20% of the risk on eligible policies written primarily between November 1, 2021 and December 31, 2022, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 62% that varies directly and inversely with ceded claims.
In connection with the 2022 QSR Transaction, NMIC entered into an additional back-to-back quota share agreement that is scheduled to incept on January 1, 2023 (the 2023 QSR Transaction). Under the terms of the 2023 QSR Transactions, NMIC will cede premiums earned related to 20% of the risk on eligible policies written between January 1, 2023 and December 31, 2023, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 62% that varies directly and inversely with ceded claims.
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
Information Technology Systems and Intellectual Property
We rely on information technology to directly engage with our lender customers, receive MI applications and supporting documentation, streamline our underwriting and validation processes, deliver binding policy certificates, and facilitate post-close MI policy servicing. Our customers and regulators require us to provide and service our products in a secure manner, either electronically via our internet website or through direct electronic data transmissions.
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
We utilize and develop technology that enhances our current operating capabilities and supports future growth, while allowing us to realize current efficiencies. Effective March 31, 2020, we entered into an agreement with Tata Consultancy Services (TCS), under which TCS provides IT services over a seven year period across such functions as application development and support, infrastructure support and information security. Our engagement with TCS has enhanced our ability to provide innovative IT solutions for our internal and external constituents, while allowing us to realize cost efficiencies by leveraging TCS's global platform. In connection with the agreement, a majority of our IT employees at that time transitioned to TCS.
Investment Portfolio
Our primary objectives with respect to our investment portfolio are to preserve capital and generate investment income, while maintaining sufficient liquidity to cover our operating needs. We aim to achieve diversification as to type, quality, maturity, industry and issuer. At December 31, 2021, our investment portfolio was comprised entirely of investment grade fixed maturity securities, including U.S. Treasury securities and obligations of U.S. government agencies, municipal debt securities, corporate debt securities, and asset-backed securities. We also held short-term investments, such as commercial paper.

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
We engage a third-party investment manager Allspring Global Investments, formerly Wells Capital Management, Inc., to assist with day-to-day management of our portfolio and implementation of our investment policy.

Human Capital Management
As of December 31, 2021, we had 247 full-time and part-time employees, including 83 who typically work at our corporate headquarters in Emeryville, CA and 164 who typically work from home in locations across the country. We also engage third-party vendors to provide IT, underwriting and other support services.
Our ability to operate efficiently and profitably, to offer products and services that meet the expectations of our customers, and to maintain an effective risk management framework is highly dependent on the competence and integrity of our employees, as well as the employees of the third-party service providers, vendors and others whom we engage.
We prioritize human capital management with the goal of attracting, retaining and developing a high-quality, diverse employee base and aim to foster an employee-driven, collaborative and productive work environment that emphasizes balance between organizational, community and personal goals. We offer competitive salaries and a comprehensive benefits package that includes annual cash bonuses and equity grants, life, health and supplemental (dental and vision) insurance, paid time off, paid parental leave, emergency backup child and elder care, a 401(k) plan with employer matching contributions, and programs to support employee mental, physical and financial well-being. We grant equity to every one of our employees annually and offer mortgage assistance to support our employees who are first-time homebuyers. We also encourage and support our employees to continue their educational and professional development with tuition reimbursement and student loan payback programs, and provide paid time off for volunteer activities to allow employees to give back to their communities.
We value diversity as a company and believe that diverse perspectives promote innovation and are crucial to the long-term success of our business. We are committed to supporting diversity, equity and inclusion in our workplace, and have aimed to create an environment that welcomes and supports differences and encourages input and ideas from all. We have and will continue to take action to (i) enhance cultural awareness throughout the organization by creating substantive learning opportunities for all employees; (ii) broaden our leadership pipeline by creating and supporting programs and policies that foster leadership development; (iii) seek and support diverse backgrounds on our Board of Directors and amongst our management team; (iv) address potential bias during our hiring, promotion, and evaluation processes; (v) support an inclusive corporate culture; and (vi) engage in initiatives that foster economic mobility, community development and financial education. We require our third-party recruiting firms to seek and source diverse candidates and have established an employee inclusion committee to further diversity, equity and inclusion initiatives across our company. Inclusion committee members reflect a cross-functional and diverse employee mix by gender, ethnicity, race, age and tenure, and work to address diversity topics in areas such as employee and leadership composition, vendor diversity and cultural community outreach.
In 2021, we were recognized as a Great Place to Work® for the sixth consecutive year. Great Place to Work is a global authority on workplace culture, employee experience and leadership, and partners with FORTUNE magazine to produce the annual FORTUNE "100 Best Companies to Work For” list.
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
We believe that a strong, viable private MI market is a critical component of the U.S. housing finance system. We routinely meet with regulatory agencies, including our state insurance regulators and the FHFA, the GSEs, our customers and other industry participants to promote the role and value of private mortgage insurance and exchange views on the U.S. housing finance system. We believe we have an open dialogue with the Wisconsin OCI and often share our views on current matters regarding the MI industry. We actively participate in industry discussions regarding potential changes to the laws impacting private mortgage insurers and the regulatory environment. We intend to continue to promote legislative and regulatory policies that support a viable and competitive private MI industry and a well-functioning U.S. housing finance system. We are a member of U.S. Mortgage Insurers (USMI®), an organization formed to promote the use of private MI as a credit risk mitigant in the U.S. residential mortgage market.
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
On June 30, 2021, the GSEs issued PMIERs Guidance 2021-01 (2021 PMIERs Guidance), which supersedes and replaces the PMIERs Guidance 2020-01 - Amended and Restated that was issued on December 4, 2020. Among other things, the 2021 PMIERs Guidance: (i) temporarily amended PMIERs, effective as of June 30, 2021, to recognize the COVID-19 pandemic as a nationwide major disaster and to reduce the risk-based required asset amount factor under PMIERS for certain COVID-19 defaulted loans (the COVID Guidance) and (ii) permanently amended PMIERs, effective December 31, 2020, to clarify delinquency reporting requirements for non-performing loans under PMIERs. In the COVID Guidance, the GSEs clarified that for each non-performing loan that: (i) has an initial missed payment (as defined in the COVID Guidance) occurring on or after March 1, 2020 and prior to April 1, 2021 (COVID-19 Crisis Period); or (ii) is subject to a forbearance plan granted in response to a financial hardship related to COVID-19 (which shall be assumed to be the case for any loan that has an initial missed payment (as defined in the COVID Guidance) occurring during the COVID-19 Crisis Period and is subject to a forbearance plan), the PMIERs charge on such non-performing loans is adjusted by a 30% multiplier (inversely, a 70% haircut). As such, the PMIERs risk-based required asset amount for all newly delinquent loans nationwide (including those that go delinquent under a forbearance program) are reduced by 70%. Under the COVID Guidance, non-performing loans that are subject to a forbearance program granted in response to a financial hardship related to COVID-19 will benefit from the risk-based required asset haircut for the duration of the forbearance period and subsequent repayment plan or trial modification period. In addition, as set forth in the COVID Guidance, during the COVID-19 Crisis Period, if one or more servicers are unable to continue to remit premiums on loans in default, we, and other approved insurers, have agreed to notify the relevant GSE and give such GSE the opportunity to pay the premium to keep the coverage in force.
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
•producer licensing
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
•special deposits of securities;
•stockholder dividends;
•insurance policy sales practices;
•privacy and cybersecurity;
•enterprise risk management;
•advertising compliance;
•restrictions on transactions that have the effect of inducing lenders to place business with NMIC; and
•claims handling.
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
Wisconsin's insurance regulations generally provide that no person may merge with or acquire control (which is defined as possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract, by common management or otherwise) of us or our insurance subsidiaries unless the merger or transaction in which control is acquired has been approved by the Wisconsin OCI. Wisconsin law provides for a rebuttable presumption of control when a person owns or has the right to vote, directly or indirectly, more than 10% of the voting securities of a company. Pursuant to applicable Wisconsin regulations, voting securities include securities convertible into or evidencing the right to acquire securities with the right to vote. For purposes of determining whether control exists, the Wisconsin OCI may aggregate the direct or indirect ownership of us by entities under common control with one another. Notwithstanding the presumption of control, any person or persons acting in concert or whose shares may be aggregated for purposes of determining control, may file a disclaimer of affiliation with the Wisconsin OCI if they do not intend to control or direct or influence the management of a domestic insurer. Such disclaimer will become effective unless it is expressly "disapproved" by the Wisconsin OCI within 30 days of the date filed. In addition, the insurance regulations of certain states require prior notification to the state's insurance department before a person acquires control of an insurance company licensed in such state. An insurance company's licenses to conduct business in those states could be affected by any such change in control. As of the date of this report, we are aware of one NMIH stockholder that owns more than 10% of our shares of common stock.

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
Wisconsin has adopted the Risk Management and Own Risk and Solvency Assessment Act, which requires, among other things, that we conduct an Own Risk and Solvency Assessment (ORSA) at least annually to assess the material risks associated with our business and our current and estimated projected future solvency position, and maintain a risk management framework to assess, monitor, manage, and report on material risks. Additionally, Wisconsin has also adopted the annual enterprise risk reporting and “Corporate Governance Annual Disclosure” requirements of the Model Act.

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
At the direction of the FHFA, the GSEs have expanded their credit and mortgage risk transfer programs with no public notice or opportunity to comment. These programs have included the use of structured finance vehicles, obtaining insurance from non-mortgage insurers, including off-shore reinsurance, engaging in credit-linked note transactions in the capital markets, or using other forms of debt issuances or securitizations that transfer credit risk directly to other investors. In particular, in 2018, each GSE began piloting a new credit risk transfer program under which the GSE purchases high-LTV loans (i.e., LTVs above 80%) without MI and subsequently places mortgage insurance with a captive insurer controlled by one of our competitors, which captive in turn cedes 100% of the risk to a panel of offshore reinsurers. In 2018, Freddie Mac launched the IMAGIN program and Fannie Mae launched the Enterprise-Paid Mortgage Insurance or EPMI program, both of which were discontinued in 2021 but could be relaunched in the future. Any success of the relaunched or similar programs in the future or even the perception that some of these risk-sharing structures have beneficial features in comparison to private MI (e.g., lower costs, reduced counter-party risk due to collateral requirements or more diversified insurance exposures) may create increased competition for private MI on loans traditionally sold to the GSEs with private MI.
On October 19, 2020, the FHFA announced that it was seeking comments on a notice of proposed rulemaking that requires the GSEs to provide advance notice to the FHFA of new activities and obtain prior approval before launching new products. Additionally, the proposed rule establishes revised criteria for determining whether new activity requires notice to the FHFA and for determining if that activity is a new product that merits public notice and comment. The proposed rule's requirements would also outline the process for the FHFA's review of any new activity and the timelines for approving a new product, including issuing a public notice and requesting public comment about a new product. Written comments on this notice of proposed rulemaking were due January 8, 2021. Following the removal of previous Director, the current Acting Director initiated a review of recently proposed rules, including the proposed new activities and products rule, and delayed their implementation. We cannot predict whether the new activities and products rule will be implemented or, if implemented, what restrictions any final rule may impose on the GSEs.
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
Under the Trump administration, there was increased focus on the possibility of administrative reform that the White House and Treasury Department, in collaboration with the previous Director of the FHFA, may pursue independent of any legislative action. In September 2019, the Treasury Department released a Housing Reform Plan that included a compilation of legislative and administrative recommendations for reforms to achieve various goals, including the goals of ending the conservatorships of the GSEs and setting regulations for the GSEs that provide for their safety and soundness. Additionally, the previous Director of the FHFA had also publicly stated as his priority to exit the GSEs from conservatorship. In December 2020, the FHFA finalized a rule establishing a new regulatory capital framework for the GSEs, noting that the rule was another step toward ending the conservatorships of the GSEs.
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

On June 23, 2021, the U.S. Supreme Court ruled that the President could remove the FHFA Director other than for cause. Subsequently, President Biden removed the previous FHFA Director and appointed a new Acting Director to lead the FHFA. The FHFA leadership change has added uncertainty to what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the residential housing finance system in the future. On September 14, 2021, the FHFA together with the Treasury Department announced the suspension of certain portions of the 2021 PSPA amendments, specifically those limiting certain GSE lending activities and proposed amendments to the regulatory capital framework that would, among other things, reduce the amount of capital the GSEs are required to hold compared to the final December 2020 rule, including by increasing the capital credit the GSEs receive for the credit risk that they distribute. It is uncertain if and when these proposed amendments may be adopted into the regulatory capital framework and what form that they may take. The passage and timing of comprehensive GSE reform or incremental change (whether legislative or administrative in nature) is uncertain, making the actual impact on us and our industry difficult to predict. Any such changes that come to pass could have a significant impact on our business. In addition, while the GSEs remain in conservatorship, the current leadership of the FHFA may exercise their oversight authority over the GSEs differently than previous Directors and/or have different objectives with regard to the GSEs' operations. Any such changes in how the FHFA engages with and influences the GSEs could have a significant impact on our business.

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
Ability-to-Repay and Qualified Mortgage Rules
In January 2014, the CFPB implemented the Dodd-Frank Act Ability to Repay mortgage provisions (ATR), which govern the obligation of lenders to determine a borrower's ability to pay when originating a mortgage loan covered by ATR. A subset of mortgages falling under the ATR that has certain low-risk characteristics are known as "qualified mortgages" (QMs). QMs that are deemed to have the lowest risk profiles are entitled to a safe-harbor presumption of compliance with the ability-to-pay requirements. The original ATR/QM rule (Original QM Definition) established two different categories of QMs, one referred to as the "General QM" category and a second temporary QM category, typically referred to as the "QM Patch". General QMs are generally defined as loans without certain risky features, including borrowers with DTI ratios in excess of 43% and terms exceeding 30 years. Loans may qualify as QMs under the QM Patch so long as they (i) satisfy the general product feature requirements of QMs (other than borrower DTI) and (ii) meet the underwriting requirements of the GSEs. The QM Patch was scheduled to phase out upon the earlier to occur of the end of conservatorship or receivership of the GSEs or January 10, 2021. QMs under the rule benefit from a statutory presumption of compliance with the ATR rule, thus potentially mitigating the risk of the liability of the creditor and assignees of the loan under TILA.
On October 20, 2020, the CFPB released a final rule that replaced the January 10, 2021 sunset date for the QM Patch with a provision stating that the GSE Patch will be available only for covered transactions for which the creditor receives the consumer's application before July 1, 2021, the mandatory compliance date of the CFPB's final General QM and new "Seasoned QM" rules. Following its October rulemaking, on December 10, 2020, the CFPB released two additional final rules amending the definition of a General QM (New QM Definition) by replacing the current 43% DTI ratio limit with price-based thresholds, among other changes, and defining and providing for a Seasoned QM category of mortgage.
The New QM Definition and its safe-harbor statutory compliance protection will apply, under the final rule, to a covered transaction with the following characteristics:
•The loan has an annual percentage rate (APR) that does not exceed the average prime offer rate (APOR) for comparable transactions by 2.25 or more percentage points;
•The loan meets the existing QM product feature and underwriting requirements and limits on points and fees; and
•The creditor has considered and verified the prospective borrower's current or reasonably expected income or assets, debt obligations, alimony, child support, and DTI ratio or residual income.
The General QM final rule does not prescribe particular underwriting standards for meeting the rule's "consider and verify" requirements, other than to require that such standards be reasonable. The General QM final rule clarifies that to meet the "consider" requirement and thus preserve General QM status, a creditor must maintain written policies and procedures governing the creditor's treatment of income, assets and debt obligations, among others, and retain documentation showing its application of such policies and procedures at the individual loan level. In addition, to satisfy the General QM final rule's "verify" requirement, the rule provides for a safe harbor if the creditor follows specific verification standards, including the single-family underwriting manuals of Fannie Mae and Freddie Mac. The General QM final rule is effective on March 1, 2021 and originally had a mandatory compliance date of July 1, 2021, after which the Original QM Definition and QM Patch would no longer apply. The mandatory compliance date for the New QM Definition (and therefore, the preservation of the Original QM Definition and QM Patch) has since been extended to October 1, 2022. However, the GSEs announced on April 8, 2021 that, for loan applications received on or after July 1, 2021, they will only purchase loans satisfying the New QM Definition. Given the mandatory compliance date and the GSE announcement, we expect creditors may opt to use the new, price-based General QM definition.

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
Mortgage Insurance Tax Deduction
In 2006, Congress enacted a private mortgage insurance tax deduction on a temporary basis through the end of 2011. Upon expiration in 2011, Congress temporarily extended the deduction for each tax year from 2012 through 2017. Congress temporarily extended the deduction through December 31, 2021. Elimination of the private mortgage insurance tax deduction could have the effect of reducing demand for private MI products. Congress has periodically considered proposed legislation that would make the private mortgage insurance tax deduction permanent, but to date has not enacted any such legislation. Under the Tax Cuts and Jobs Act (TCJA) enacted in December 2017, Congress increased the standard deduction for individuals and maintained the tax deductibility of second mortgages. The combination of maintaining the deduction for second mortgages and not extending deductibility for private MI could have the effect of reducing demand for private MI products.
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
•Increases in inflation may have an impact on our business performance and operations.
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
•The COVID-19 pandemic may continue to materially adversely impact our financial results and may also materially adversely affect our business, liquidity and financial condition.
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
•The Company may be adversely impacted by the phasing out of London Interbank Offered Rate (LIBOR).
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
General Risks Related to Ownership of Our Common Stock
•We do not currently pay any dividends on our common stock and may not do so in the future, and payment of any declared dividends may be delayed.
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
Certain of our competitors are subsidiaries of larger and more diversified corporations that may have access to greater amounts of capital and financial resources than we do, or a lower cost of capital, and some have better financial strength ratings than we have. As a result, they may be better positioned to compete in and outside of the traditional MI market, including when the GSEs pursue alternative forms of credit enhancement or credit risk transfer other than private MI, such as their IMAGIN and EPMI programs that were discontinued in 2021, but could be relaunched in the same or alternative form in the future.
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
•GSEs and other investors using credit enhancements other than MI (including alternative forms of credit risk transfer such as the now discontinued IMAGIN and EPMI programs that could be relaunched in the future), using other credit enhancements in conjunction with reduced levels of MI coverage, or accepting credit risk without credit enhancement;
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

We cannot be certain that any loss of business from one or more customers would be replaced from other new or existing lender customers. Some lenders may decide to write business only with certain mortgage insurers based on their views with respect to an insurer's pricing, price delivery system, service levels, underwriting guidelines, servicing and loss mitigation practices, financial strength or other factors. Our customers may choose to diversify the mortgage insurers with which they do business, which could negatively affect our level of NIW and our market share. In addition, our Master Policies do not require our customers to do business with us. Loss of business from significant customers, if not offset by additional business from other customers, could have an adverse effect on the amount of new business we are able to write, and consequently, our financial condition and operating results.
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
•the health of the real estate industry and the national economy and conditions in regional and local economies, which continues to be impacted by the COVID-19 pandemic and related containment measures;
•housing affordability;
•housing supply;
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

The frequency and severity of claims we incur is uncertain and depends largely on general economic conditions, including unemployment and interest rates and trends in home prices, which continue to be impacted by the effects of the COVID-19 pandemic and related containment measures. To the extent that a risk is unforeseen or is underestimated in terms of frequency and/or severity of loss, our underwriting and credit risk management policies and practices may not be sufficient to mitigate the effects of those risks. If these policies and practices do not correctly anticipate risk or the potential for loss, we may underwrite business for which we have not charged premium commensurate with the risk, which could result in material adverse effects on our business, financial condition and operating results.
Unexpected material increases in borrower defaults could cause our actual losses to materially exceed our expected loss rates, including in certain geographic regions in which our business may be concentrated and more susceptible to downturns.
Losses result from events that reduce a borrower's ability or willingness to continue to make mortgage payments, which include borrower-specific factors, such as job loss, illness, death, divorce, existing federal supported forbearance programs, and macroeconomic factors, such as rising unemployment, market deterioration, rising interest rates and home price depreciation. Borrowers of high-LTV mortgages often have more difficulty weathering personal financial hardships caused by unforeseen events, because they may not have sufficient personal savings or available credit to structure viable workout solutions. Rising unemployment rates and deterioration in economic conditions for extended periods of time, including as a result of the COVID-19 pandemic, across the U.S. or in specific regional economies, generally increases the likelihood of borrower defaults. An increase in interest rates typically leads to higher monthly payments for borrowers with existing adjustable-rate mortgages (ARMs) and could materially impact the cost and availability of refinance options for borrowers. A decline in home values typically makes it more difficult for borrowers to sell or refinance their homes, generally increasing the likelihood of a default followed by a claim when borrowers are impacted by events that reduce their incomes or increase their expenses. In addition, home price depreciation may also decrease the willingness of borrowers with sufficient resources to make mortgage payments when their mortgage balances exceed the values of their homes. Declines in home values typically increase the severity of any claims we may pay. Home values may decline even absent deterioration in economic conditions due to declines in demand for homes, which may result from changes in buyers' perceptions of the potential for future home price appreciation, rising interest rates or availability of mortgage credit. The ending of widely embraced forbearance programs such as those provided under the CARES Act may also increase the realization of losses related to borrower defaults. If our default and loss projections are materially inaccurate, our actual losses could materially exceed our expectations and adversely affect our financial condition and operating results.
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
A lower level of persistency could reduce our future revenues from our monthly-paid premium products, which constituted about 87% of our primary IIF at year-end 2021. Higher than expected persistency rates could negatively impact our future profitability on monthly premium policies if market and economic conditions change significantly from those we expected when we established the premium rates. In addition, a higher than expected persistency rate will decrease the profitability from single premium policies if they will remain in force longer than was estimated when the policies were written.
The factors affecting persistency may include, but are not limited by, the following:
•servicing guidelines and other policies of the GSEs and other mortgage investors determining the timing and rationale for cancelling mortgage insurance;
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
•efforts of lenders to solicit borrower refinancing; and
•cancellation of BPMI mandated by the HOPA, with the time-frames for HOPA required cancellations generally accelerating in a lower interest rate environment relative to a higher interest rate environment.
In 2021, mortgage interest rates remained near historical lows, primarily as a result of changes in monetary policy by the Federal Reserve. We expect low interest rate environments to drive higher levels of refinancings in the mortgage market, including with respect to loans we insure with interest rates that are higher than the current prevailing rates. We could continue to experience significant turnover in our IIF if the current low-rate environment persists over a prolonged period of time, which could negatively impact our future revenues. We are unsure, however, what the ultimate impact on our revenues will be as insured mortgages are refinanced, because the number of policies we write for replacement mortgages may be more or less than the terminated policies associated with the refinanced mortgages and could be written at lower premium rates. In addition, the GSEs and other mortgage investors who hold the mortgages on which we write mortgage insurance largely control the decision on whether to maintain mortgage insurance. If the GSEs and other mortgage investors change their view on the timing of cancellation of mortgage insurance due to house price appreciation, policy goals, other risk appetite decisions or otherwise, we could experience increased and unexpected turnover in our IIF, which could negatively impact our future revenues.

Increases in inflation may have an impact on our business performance and operations.
Rising inflation may negatively impact our expense base by increasing the costs we have to pay, including for services, contractors and employees. If inflation rises to a level that results in the Federal Reserve Board (the Fed) raising the federal funds rate, interest rates will generally rise. Rising interest rates can have an impact on housing affordability for our customer base, possibly resulting in lower NIW volume. In addition, if the Fed decides to raise interest rates, there can be no guarantee the Fed will raise rates at a gradual pace, nor can there be any assurance that markets will not adversely react to rate increases.

We are outsourcing the underwriting of our mortgage insurance on certain loans to third-party underwriting service providers (USPs). If these USPs fail to adequately perform their underwriting services or place our coverage on loans we would deem ineligible, we could experience increased claims on loans underwritten by them and our customer relationships could be negatively impacted.
If our USPs fail to adequately perform their underwriting services, such as mishandling of customer inquiries or an inability to underwrite a sufficient volume of applications per day, we may lose opportunities to place mortgage insurance coverage on particular loans, our reputation may suffer and customers may choose not to do business with us. In addition, if our USPs place our MI coverage on loans that are ineligible for coverage under our underwriting guidelines, our risk of claims will be increased on those loans or the premiums we charge may be inadequate for the corresponding risk. We do not have the right under our Master Policies to cancel coverage of an ineligible loan as a result of a USP making an incorrect decision. Further, other than being able to terminate our contracts with these USPs, we generally do not have express loan-level monetary contractual remedies against these USPs if we are obligated to pay claims on ineligible loans that they improperly agreed to insure on our behalf. If these USPs fail to perform their services as expected, we could experience increased claims on loans underwritten by them and our customer relationships could be negatively impacted, which would have an adverse impact on our business, financial condition and operating results.
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
We depend on reliable, consistent third-party servicing of the loans that we insure. Among other things, our Master Policies require our insureds and their servicers to timely submit premium and IIF and default reports, use commercially reasonable efforts to limit and mitigate loss when a loan is in default and if loss mitigation efforts are unsuccessful, to pursue foreclosure of the underlying property in accordance with required timelines and practices, which are generally set by the GSEs. Servicers are required to comply with a multitude of legal, regulatory and GSE requirements, procedures and standards for servicing residential mortgage loans. If servicers of our insured loans fail to adhere to applicable requirements, procedures and standards, our losses may unexpectedly increase.
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
The COVID-19 pandemic has placed additional burdens on servicers, which may make it more difficult for such servicers to effectively service the loans we insure. Servicers of our insured loans could experience liquidity impacts, which may affect their willingness and/or ability to continue to pay premiums to us. Although our master policies do not require payment of premiums after a loan has gone into default, most servicers continue to remit premiums to us to avoid a lapse in coverage if the borrower cures the default; however, in the current environment, it remains uncertain whether servicers will continue to do so. In June 2020, the GSEs temporarily amended PMIERs (subsequently amended and restated in each of September 2020, December 2020 and June 2021) that, among other items, to require GSE-approved mortgage insurers, including NMIC, to notify the relevant GSE if one or more servicers are unable to continue to remit premiums on loans in default, and give such GSE the opportunity to pay the premium to keep coverage in force. In 2021, we did not see any notable changes in servicer payment practices, with servicers generally continuing to remit monthly premium payments as scheduled, including those for policies covering loans that are in a forbearance program. However, if the GSEs choose not to remit premiums under the foregoing circumstances, we could experience adverse impacts to our liquidity, which could be material. Furthermore, if one or more servicers were to experience adverse effects to its business as a result of the COVID-19 pandemic or otherwise, such servicers could experience delays in meeting their reporting requirements, which could result in our inability to correctly record new loans as they are underwritten and/or properly recognize and establish loss reserves on loans when defaults exist or occur but are not reported timely or at all. Significant failures by large servicers or disruptions in the servicing of mortgage loans we insure would adversely impact our business, financial condition and operating results.
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
The COVID-19 pandemic may continue to materially adversely impact our financial results and may also materially adversely affect our business, liquidity and financial condition.
We continue to closely monitor developments related to the COVID-19 pandemic to assess its impact on our business. As a result of the COVID-19 pandemic, the U.S. federal government and certain U.S. states adopted measures to contain the virus, including travel restrictions, quarantines, shelter-in-place orders, mask mandates, social-distancing measures and business shut-downs. The COVID-19 pandemic and related containment measures have had, and are expected to continue to have, a substantial negative impact on many sectors of the U.S. economy and on the financial, capital and credit markets.
Since the outbreak of the COVID-19 pandemic, there have been a number of governmental and GSE efforts to implement programs designed to assist individuals and businesses impacted by COVID-19. On March 27, 2020, the U.S. Congress enacted the CARES Act, and on December 21, 2020, the U.S. Congress passed the Consolidated Appropriations Act, 2021 (2021 Appropriations Act), which was signed into law on December 27, 2020. In March 2021, the Biden administration enacted the American Rescue Plan Act (the American Rescue Plan), which injected $1.9 trillion in financial relief and economic stimulus into the economy. The CARES Act, the 2021 Appropriations Act and the American Rescue Plan provide financial assistance for businesses and individuals, and targeted regulatory relief for financial institutions. Among many other things, the CARES Act suspended foreclosures and evictions for at least 60 days from March 18, 2020, on mortgages purchased or securitized by the GSEs, which moratorium has been extended by the GSEs through September 30, 2021. In addition, the CARES Act enacts into law a requirement to provide payment forbearance for up to 18 months on mortgages to borrowers experiencing hardship during the COVID-19 emergency. Consistent with the CARES Act, the GSEs permit payment forbearance for borrowers facing financial hardship from COVID-19 for a cumulative twelve-month term, and for certain borrowers, if their hardships have not been resolved at the end of their twelve-month terms, they may extend their forbearance terms for up to six additional months.
The GSEs, the primary purchasers of mortgages we insure, have also adopted certain measures to assist borrowers impacted by COVID-19. Consistent with the CARES Act, the GSEs have provided a forbearance plan to any borrower who requests a forbearance with an attestation of the financial hardship, directly or indirectly caused by the COVID-19 emergency; and no additional documentation other than the borrower's attestation to a financial hardship caused by the COVID-19 emergency is required. Borrowers that avail themselves of forbearance relief would not incur interest or late fees on deferred amounts. In addition, the GSEs have announced that, at the end of a forbearance plan, the affected borrower will not be required to pay back their reduced or suspended mortgage payments in one lump sum, but may be eligible for a number of different options offered by their mortgage servicer depending on their financial situation, including:
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
Notwithstanding the GSEs' efforts and other programs, there can be no assurance that borrowers will be able to remain current on their mortgages after a forbearance period ends, and a significant percentage could remain in default and result in mortgage insurance claims.
The COVID-19 pandemic continues to evolve and create significant uncertainty about the impacts it will have on the markets in which we operate and on our business, but the impacts are material and adversely affecting our financial results and may adversely impact our business, operations and financial condition. We are currently unable to estimate precisely the magnitude of the impact that the pandemic will ultimately have on our business, operations and financial condition. There have been and we believe there may continue to be a range of adverse effects on our markets, customers, new business, revenues, loss development and related impacts to our capital needs, employee health and productivity, investment portfolio performance, and ability to access capital and reinsurance markets in the future (if we need to). In turn, these impacts may cause changes, which also cannot be precisely determined at this time, to our estimates of future earnings and other guidance we have provided to the markets. In particular, we believe we will experience the following impacts, among others:
•Containment measures implemented to mitigate the negative effects of the pandemic could adversely impact our ability to continue to conduct our business. Although we have been able to continue operations under our business continuity program, the continuing spread and rise of new variants could negatively impact a significant number of our employees and the availability of key personnel necessary to conduct our business activities. The continuing spread and rise of new variants could also negatively impact the business and operations of our customers and critical third-party service providers. Further, significant market volatility may leave us unable to react to market events in a manner consistent with our historical practices in dealing with more orderly markets.
•Mortgage delinquencies are typically affected by a variety of factors, including illness, death, unemployment and other life events, among others, many of which are likely exacerbated by the continuing COVID-19 pandemic. While there are continuing efforts underway and vaccines have been introduced to combat the spread and severity of COVID-19 and the related economic impacts, these measures may be ineffective in mitigating the spike in defaults we have received and may continue to receive as a result of the COVID-19 pandemic. It is unclear how many borrowers will obtain forbearance plans, the length of assistance borrowers will require, and whether borrowers will be able to resume their mortgage payments thereafter. Higher unemployment rate could result in higher number of defaults we receive in the near term. In addition, as a result of COVID-19-related relief programs, the defaults related to the COVID-19 pandemic, if not cured, could remain in our default inventory for a protracted period of time, potentially resulting in higher levels of claim severity for those loans that ultimately result in claims. There may be additional, extended or extensive forbearance programs or other changes in regulations or laws which may adversely impact us.
•We include a loan in our default population and establish loss reserves on such loan when we have received notice from the servicer that as of a particular payment date, the borrower has missed the preceding two or more consecutive monthly payments. In addition, PMIERs generally requires us to treat such loans as non-performing, which then increases the capital we are required to hold against such loans. Under PMIERs, non-performing loans that have missed two or more payments are generally assessed a significantly higher capital charge than performing loans. As set forth in the COVID Guidance, the GSEs temporarily amended PMIERs to reduce the risk-based required asset amount factor under PMIERS for certain COVID-19 loans that default during the COVID-19 Crisis Period for the duration of their forbearance periods and any subsequent repayment plans or trial modification periods. As a result of costs incurred in connection with rising defaults associated with the COVID-19 pandemic, the impact to our capital needs and incurred losses could be material and adversely impact our NIW opportunity and our business, results of operations and financial condition.
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
•Our Master Policies require insureds to file a claim no later than 60-days after completion of a foreclosure, and in connection with the claim, the insured is generally entitled to include in the claim amount (i) interest (capped at three years) and (ii) certain advances, each as incurred through the date the claim is filed. Under our Master Policies, a national foreclosure moratorium does not limit the amount of accrued interest (subject to the three-year limit) or advances that may be included in the claim amount. Since the foreclosure moratorium mandated by the GSEs covered an extended period of time, loans in our default inventory, including those with defaults unrelated to the COVID-19 pandemic that had not yet gone through foreclosure, may remain in a pre-foreclosure default status for a prolonged period of time, which would delay our receipt of certain claims for loans that do not cure and could increase the severity of claims we may ultimately be required to pay after the moratorium is lifted.
•Home values could materially decline as a result of a persistent economic downturn arising from the COVID-19 pandemic or the containment or mitigation efforts related thereto. Depreciation in the values of properties underpinning our insured loans may increase the likelihood of default and negatively impact borrowers' abilities to sell their properties for amounts sufficient to cover their unpaid principal. In turn, the frequency or severity of losses we may incur would be negatively impacted.
•Servicers of our insured loans could experience liquidity impacts, which may affect their willingness and/or ability to continue to pay premiums to us. Although our Master Policies do not require payment of premiums after a loan has gone into default, most servicers continue to remit premiums to us to avoid a lapse in coverage if the borrower cures the default. As set forth in the COVID Guidance, during the COVID-19 Crisis Period, if one or more servicers are unable to continue to remit premiums on loans in default, we, and other approved insurers, have agreed to notify the relevant GSE and give such GSE the opportunity to pay the premium to keep the coverage in force. Notwithstanding our agreement with the GSEs, if there are wide-spread servicer liquidity issues and the GSEs choose not to remit premiums, we could experience adverse impacts to our liquidity, which could be material.
•Our investment portfolio (and, specifically, the valuations of investment assets we hold) has been, and may continue to be, adversely affected as a result of market deterioration caused by the COVID-19 pandemic and uncertainty regarding its outcome.
•The COVID-19 pandemic initially caused significant volatility and disruption to the financial, capital and reinsurance markets and such volatility may return, making access to such markets difficult. To the extent that our current sources of income and capitalization are insufficient to meet GSE and state capital requirements (respectively, as defined therein) or to fund our future operations, we would need to raise additional funds through future financing activities, including through the issuance of additional debt, equity, or a combination of both, reduce our RIF, including through additional reinsurance, or curtail our growth and reduce our expenses. We can give no assurance that any such efforts to raise capital, obtain additional reinsurance or otherwise reduce our RIF would be successful. If we cannot obtain adequate capital, our business, results of operations and financial condition could be adversely affected.
Given the continuing spread of COVID-19 and the rise of new variants, the aforementioned impacts of the COVID-19 pandemic and containment measures may continue and may worsen to affect households and businesses, or cause continuing or additional limitations on commercial activity, increased unemployment, and general economic and financial instability or volatility. The ultimate significance of COVID-19 on our business will depend on, among other things: the extent and duration of, and severity of illness caused by, the pandemic; the effectiveness of anti-viral and other medical treatments; the effectiveness and availability of vaccines and the willingness of people to be vaccinated; the effects on the economy and the time it takes to stabilize; the extent and duration of current and future containment measures implemented by governmental authorities; current and future governmental assistance programs; and the long-term impact on the mortgage origination and mortgage insurance markets. While at this time we cannot estimate the short or long-term impacts of COVID-19 on our business, the above factors could have a material adverse effect on our business, liquidity, results of operations and financial condition.
The occurrence of natural or man-made disasters or pandemics other than COVID-19 could adversely affect our business, financial condition and operating results.
We are exposed to various risks arising out of natural disasters, including pandemics other than COVID-19, earthquakes, wildfires, hurricanes, floods, tornadoes and other events that could be related to and could be worsened by changing climatic conditions. We are also exposed to various risks arising out of man-made disasters, including acts of terrorism, and military actions. For example, a natural disaster event that could be triggered by climate change, or otherwise, could lead to unexpected changes in persistency rates as policyholders and borrowers who are affected by the disaster may be unable to meet their contractual obligations, such as payment of premiums on our insurance policies and mortgage payments on loans we insure. The continued threat of terrorism may cause significant volatility in global financial markets, and a natural or man-made disaster or a pandemic could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in new business and increased claims from those areas, and adverse effects on home prices in those areas, which could result in unexpected loss experience in our business. These events also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations. In addition, the value of the assets in our investment portfolio could be adversely affected if such an event affects companies' ability to pay us principal or interest on their securities.
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
We are exposed to many types of operational risk, including the risk of fraud or malfeasance by employees and outsiders, including third-party service providers, clerical record-keeping errors and transactional errors. Our business depends on our employees and third parties to process a large number of transactions. We could be materially and adversely affected if one of our employees or one of our systems causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business also could be sources of operational risk to us, including breakdowns or failures of such parties' own systems or employees. In response to the COVID-19 pandemic, we activated our business continuity program and instituted work-from-home practices for our Emeryville-based employees and staff. As a result of the remote work arrangement adopted, and that have continued either on a hybrid or permanent basis, the effectiveness of our compliance programs and overall ability to prevent and detect fraud or malfeasance by our employees or contractors may be diminished. Any of these occurrences could result in a diminished ability to operate our business, potential liability to customers, reputational damage and regulatory intervention, which could result in a material adverse effect on our financial position and operating results.
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
The success of our business depends on our ability to timely and effectively resolve any significant issues that may arise with the operation of our technology platform. While we anticipate that our engagement with TCS will enhance our ability to further develop, deploy, and service our technology platform, any delays caused by the outsourcing of these functions, deterioration in our relationship with TCS, or termination of our engagement with TCS could lead to significant disruptions in our operations. If our technology platform fails to perform in the manner we expect, our business, financial condition and operating results may be significantly harmed. Further, our business would be negatively impacted if we are unable to enhance our platform when necessary to support our primary business functions, including to match or exceed the technological capabilities of our competitors over time. We cannot predict with certainty the cost of maintaining and improving our platform, but failure to make necessary improvements and any significant shortfall in any technology enhancements or negative variance in the timeline in which system enhancements are delivered could have an adverse effect on our business, financial condition and operating results.
We may not be able to prevent the unauthorized disclosure or misuse of confidential, personal or proprietary information.
Our IT systems process, transmit, store and protect large amounts of personal information of borrowers whose mortgages we insure, in addition to the confidential, proprietary, financial and other information that are critical to our business. Our IT systems and networks, including those functions that we may outsource, are vulnerable to unauthorized access, interruptions or failures due to events that are often beyond our control, including cyber-attacks, natural disasters, theft, terrorist attacks and general technology failures. We may, from time to time, upgrade certain of our information systems, and transform and automate certain of our business processes. We also have outsourced certain technology and business functions to third parties, and may continue to do so in the future. If we fail to timely and successfully implement and integrate new technology systems or if the systems and/or transformed and automated business processes do not operate as expected, this may expose us to increased risk related to data and information security and unexpected service disruptions, which could result in monetary and reputational damage or harm to our competitive position. Remote working arrangements adopted, and that have continued either on a permanent or hybrid basis, in response to the COVID-19 pandemic may also increase the risk of cyber-security attacks or data security incidents. In particular, in a remote environment, our employees and vendors rely on the use of portable computers and mobile devices, which can be stolen, lost or misused, making information accessible through such devices more vulnerable to unauthorized access, including by employee malfeasance. We have adopted information security procedures and controls to safeguard our systems and the information that we process, transmit and store, including new multi-factor authentication. Despite these efforts, we may not be able to anticipate or implement effective preventive measures against all cyber threats, or detect and contain a breach in a timely manner, including because employees may not follow the controls we have implemented, the invasive techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources and methods. The continuing COVID-19 pandemic has exacerbated these risks. Our employees, customers or other users of our systems are from time-to-time subject to fraudulent inducements by parties attempting to gain access to our data or that of our customers. Although we believe that we have appropriate information security policies and systems in place, there is no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. Any compromise of the security of our IT systems may result in loss of personally identifiable information, financial losses, loss of customers and the inability to transact business; could be costly and time-consuming to address and resolve; could expose us to liability for damages, harm our reputation, subject us to regulatory scrutiny and/or expose us to civil litigation. If any of these were to occur, our business, financial condition and operating results could be materially adversely affected. Further, the technology errors and omissions insurance coverage we maintain may be inadequate or unavailable to cover claims and/or costs associated with incidents that may occur in the future.

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
We may be required or find it advisable to change our investments or investment policies depending upon regulatory, economic, social and market conditions, or our existing or anticipated financial condition and operating requirements, including the tax position, of our business. Our investment objectives may not be achieved. The success of our investment activity is affected by general economic conditions, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and, consequently, the value of fixed income securities. In addition, our investment portfolio (and, specifically, the valuations of investment assets we hold) has been, and may continue to be, adversely affected as a result of market deterioration caused by the COVID-19 pandemic and uncertainty regarding its outcome.

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
The PMIERs provide that the table of factors that determine minimum required assets will be updated every two years or more frequently to reflect macroeconomic conditions, loan performance or to address other issues the GSEs deem important. In addition, the GSEs may amend or clarify other aspects of the PMIERs at any time. For example, in 2021, the GSEs finalized the 2021 PMIERs Guidance, which, among other things: (i) temporarily amended PMIERs to recognize the COVID-19 pandemic as a nationwide major disaster and to reduce the risk-based required asset amount factor under PMIERS for certain COVID-19 defaulted loans (the COVID Guidance) and (ii) permanently amended PMIERs to clarify delinquency reporting requirements for non-performing loans under PMIERs. There is no assurance NMIC will remain in compliance or that the GSEs will not make the PMIERs financial requirements more onerous in the future. If any future updates to the PMIERs would require NMIC to materially increase the amount of available assets to support its business writings, the amount of capital NMIC is required to hold will increase, which may have a negative effect on our returns. Any such effect could have a negative impact on our flexibility to meet our business plans and our future operating results.
Compliance with PMIERs requires us to seek the GSEs' prior approval before taking many actions, including implementing new products or services or entering into inter-company agreements among other actions. In addition, for an approved insurer to receive a reduction in its risk-based required asset amount for new or revised reinsurance transactions, the approved insurer must obtain the GSEs' written approval. PMIERs' approval requirements could prohibit, materially modify or delay us in our intended course of action. Further, the GSEs may modify or change their interpretation of terms they require us to include in our mortgage insurance policies for loans purchased by them, requiring us to modify our terms of coverage or operational procedures to remain an approved insurer, and such changes could have a material adverse impact on our financial position and operating results. For example, we and other approved insurers were required to implement new master policies to, among other things, include terms that conform to the GSEs' RRP. In addition, consistent with the 2021 PMIERs Guidance and in response to the COVID-19 pandemic, we agreed with the GSEs to implement for a limited period of time certain operational and contractual flexibilities, including providing the GSEs the opportunity to pay premiums to keep coverage in force if one or more servicers are unable to continue to remit premiums on loans in default. It is possible the GSEs could, in their own discretion, require additional limitations and/or conditions on certain of our activities and practices that are not currently in the PMIERs or otherwise required by the GSEs for us to remain an approved insurer. Additional requirements or conditions imposed by the GSEs could further limit our operating flexibility and the areas in which we may write new business.
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
With the GSEs in a prolonged conservatorship, there has been ongoing debate over the future role and purpose of the GSEs in the U.S. housing market. The U.S. Congress may legislate, or the administration may implement through administrative reform, structural and other changes to the GSEs and the functioning of the secondary mortgage market. Since 2011, there have been numerous legislative proposals intended to incrementally scale back the GSEs (such as a statutory mandate for the GSEs to transfer mortgage credit risk to the private sector) or to completely reform the housing finance system. Congress, however, has not enacted any legislation to date. The proposals vary with regard to the government's role in the housing market, and more specifically, with regard to the existence of an explicit or implicit government guarantee. Recently, there has been increased focus on and discussion of administrative reform independent of legislative action. In September 2019, the Treasury Department released its Housing Reform Plan that included a compilation of legislative and administrative recommendations for reforms to achieve various goals, and among them, the goals of ending the conservatorships of the GSEs and setting regulations for the GSEs that provide for their safety and soundness. Additionally, the previous Director of the FHFA had also publicly stated as his priority to exit the GSEs from conservatorship. Accordingly, the previous FHFA leadership focused on preparing the GSEs to exit from conservatorship by increasing the GSEs’ overall capital levels and reducing their credit risk profile. On November 18, 2020, the FHFA announced that it had finalized and sent for publication a rule establishing a new regulatory capital framework for the GSEs, which included provisions governing the capital relief allowed to the GSEs for loans with private MI. The final rule established that loans with private MI as opposed to loans without private MI, provide more favorable capital relief to the GSEs. Notwithstanding this beneficial capital treatment for loans with private MI, the total capital required to be held by the GSEs upon implementation of the final rule is significant. An increase in the capital required to be held by us under PMIERs could make our products more expensive and could have a material adverse impact on our financial condition and future business prospects.
On June 23, 2021, the U.S. Supreme Court ruled that the President could remove the FHFA Director other than for cause, Subsequently, President Biden removed the previous FHFA Director and appointed a new Acting Director to lead the FHFA. Unlike the prior FHFA leadership’s primary focus to exit the GSEs from conservatorship, the new Acting Director's actions are more focused on increasing the accessibility and affordability of mortgage credit, especially to low-and-moderate income borrowers and underserved communities. Between the Acting Director of the FHFA and the Treasury Department, they possess significant capacity to effect administrative GSE reforms. In September 2021, the FHFA together with the Treasury Department proposed amendments to the regulatory capital framework that would, among other things, reduce the amount of capital the GSEs are required to hold compared to the final December 2020 rule, including by increasing the capital credit the GSEs receive for the credit risk that they distribute. It is uncertain if and when these proposed amendments may be adopted into the regulatory capital framework and what form that they may take. If any GSE reform is adopted, whether through legislation or administrative action, it could impact the current role of private mortgage insurance as credit enhancement, including its reduction or elimination, which would have an adverse effect on our revenue, operating results, prospects or financial condition. Some other examples of potential GSE reforms or policy changes that could impact our business, may also include, but are not limited by, the following:

•Policies or requirements that may result in a reduction in the number of mortgages GSEs acquire;
•The national conforming loan limit for mortgages GSEs acquire;
•The level of mortgage insurance required;

•The terms on which mortgage insurance coverage may be canceled prior to reaching the cancellation thresholds established by law;
•The terms required to be included in master policies for the mortgage insurance policies GSEs acquire;
•The amount of loan level price adjustments or guarantee fees that the GSEs charge on loans that require mortgage insurance; and
•The degree of influence that the GSEs have over a mortgage lender’s selection of the mortgage insurer providing coverage.

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
In recent years, the FHFA has set goals for the GSEs to transfer significant portions of the GSEs' mortgage credit risk to the private sector. To date, several credit risk transfer products have been created under the program, including the now discontinued IMAGIN and EPMI and others discussed above in "Our NIW volumes could be adversely affected if lenders and investors select alternatives to private MI." To the extent these credit risk products evolve in a manner that displaces primary MI coverage, the amount of insurance we write may be reduced. It is difficult to predict the impact of alternative credit risk transfer products, if any, that are developed to meet the goals established by the FHFA.
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
The NAIC has formed the Working Group to discuss and recommend changes to the solvency and market practices regulation of mortgage insurers, including changes to the Model Act. Proposed amendments to the Model Act include, among other changes, the introduction of a risk-based capital model. We, along with other mortgage insurers, have provided feedback to the Working Group since early 2013, including comments on the risk-based capital model. If the risk-based capital model is adopted by the NAIC, some or all of the 16 states that currently have minimum statutory capital requirements, and potentially others that do not, could enact a portion or all of the revised Model Act, including the loan-level capital model. The Working Group's discussions are ongoing and the ultimate outcome of these discussions and any potential actions taken by the NAIC cannot be predicted at this time. If the Working Group's final proposal to the NAIC contains more stringent capital requirements, this could ultimately lead to NMIC being obligated to hold more capital for its insured business than we are required to hold under PMIERs, which would reduce our profitability compared to the profitability we expect under the existing capital requirements.

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
In the past, mortgage insurers (excluding NMIC) have been involved in litigation and regulatory enforcement actions alleging violations of Section 8 of RESPA. Among other things, Section 8 of RESPA generally precludes mortgage insurers from paying referral fees to mortgage lenders for the referral of MI business. This limitation also can prohibit providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that mortgage lenders provide that are higher than their reasonable or fair market value, in exchange for the referral of MI business. Various regulators, including the CFPB, state insurance commissioners and state attorneys general, may bring actions seeking various forms of relief in connection with alleged violations of the referral fee limitations of RESPA, as can private litigants in class actions. In the years following the most recent financial crisis, the CFPB pursued a higher volume of enforcement actions against mortgage industry participants, including mortgage insurers. In particular, the CFPB focused on challenging mortgage insurers' captive reinsurance arrangements under Section 8 of RESPA. The insurance law provisions of many states also prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. New leadership at the CFPB or any changes made under the current presidential administration may also have an impact on future CFPB enforcement activity. The CFPB's interpretation and enforcement of Section 8 of RESPA presents regulatory risk for many providers of "settlement services," including mortgage insurers.
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
In January 2014, the CFPB implemented the Dodd-Frank Act ATR mortgage provisions (ATR), which govern the obligation of lenders to determine a borrower's ability to pay when originating a mortgage loan covered by ATR. A subset of mortgages falling under the ATR that has certain low-risk characteristics are known as QMs. QMs that are deemed to have the lowest risk profiles are entitled to a safe-harbor presumption of compliance with the ability-to-pay requirements. The original ATR/QM rule (Original QM Definition) established two different categories of QMs, one referred to as the "General QM" category and a second, temporary QM category, typically referred to as the "QM Patch". In the fourth quarter of 2020, the CFPB released a series of final rules to (i) eliminate the QM Patch, (ii) amend the definition of a General QM, and (iii) provide for a new, Seasoned QM category. The General QM final rule is effective on March 1, 2021 and originally had a mandatory compliance date of July 1, 2021, after which the Original QM Definition and QM Patch would no longer apply. The mandatory compliance date for the New QM Definition (and therefore, the preservation of the Original QM Definition and QM Patch) has since been extended to October 1, 2022. However, the GSEs announced on April 8, 2021 that, for loan applications received on or after July 1, 2021, they will only purchase loans satisfying the New General QM Definition. Given the mandatory compliance date and the GSE announcement, we expect creditors may opt to use the new, price-based General QM definition. See "Item 1, "Business - U.S. Mortgage Insurance Regulation - Other U.S. Regulation - Housing Finance Reform" above for a summary of the GSEs final rules related to QMs. The expiration of the QM Patch or eventual implementation of the General QM and Seasoned QM final rules could affect the residential mortgage market and demand for private mortgage insurance.
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
The Company may be adversely impacted by the phasing out of London Interbank Offered Rate (LIBOR).
We have exposure to LIBOR-indexed financial instruments, including our credit instruments and ILN Transactions. As of December 31, 2021, we held $33.9 million of floating-rate securities in our investment portfolio that yield interest based on an index rate, predominantly LIBOR, plus a margin (the LIBOR-indexed securities). In addition, we believe most ARMs in our IIF are indexed to LIBOR. In 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling the banks that sustain LIBOR to submit rate quotations after December 31, 2021. On November 30, 2020, ICE Benchmark Administration Ltd. (IBA), the administrator of LIBOR, announced it will consult with constituents on its intention to cease the publication of the one week and two month U.S. dollar LIBOR (USD LIBOR) settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. On March 5, 2021, IBA confirmed its 2020 announcement that it would permanently cease the publication of overnight, one-month, three-month, six-month and twelve-month USD LIBOR settings in their current form after June 30, 2023. The U.K. Financial Conduct Authority ("FCA"), the regulator of IBA, announced on the same day that it intends to stop requiring panel banks to continue to submit to LIBOR and all USD LIBOR settings in their current form will either cease to be provided by any administrator or no longer be representative after June 30, 2023. Accordingly, it remains uncertain whether USD LIBOR will continue to be quoted after 2021, or if it does continue to be quoted, whether it will be reliable.
Efforts to identify and transition to a set of alternative U.S. dollar reference rates have been underway, including proposals by the Alternative Reference Rates Committee of the Fed (ARRC). In 2017, the ARRC recommended an alternative reference rate referred to as the Secured Overnight Financing Rate (SOFR), a combination of certain overnight repo rates, to replace USD LIBOR, and the Federal Reserve Bank of New York began publishing SOFR in 2018.
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
NMIH serves as the holding company for our operating subsidiaries and does not have any significant operations of its own. NMIH's principal source of operating cash is investment income, and could in the future include dividends from NMIC and Re One, which currently does not have active insurance exposure. NMIC currently has the capacity to pay aggregate ordinary dividends of $34.9 million to NMIH during the twelve-month period ending December 31, 2021 without prior approval from the Wisconsin OCI. NMIH also has access to $250 million of undrawn revolving credit capacity under the senior secured credit facilities. In addition, NMIH currently receives cash from our insurance subsidiaries, consisting of payments made under our tax and expense-sharing arrangements. Among such agreements, the Wisconsin OCI has approved the allocation of interest expense on our $400 million aggregate principal amount of senior secured notes that mature on June 1, 2025 (the Notes) and senior secured credit facilities to NMIC to the extent proceeds from the Notes offering and facility are distributed to NMIC or used to repay, redeem or otherwise defease amounts raised by NMIC under prior credit arrangements that have previously been distributed to NMIC. The expense-sharing arrangements between us and our subsidiaries, as amended, have been approved by the Wisconsin OCI, but such approval may be revoked at any time. NMIH depends on these sources of liquidity to make principal and interest payments under its current debt arrangements and to pay certain corporate expenses and income taxes, among other things. If payments to NMIH were curtailed or limited, there is a risk that NMIH would be unable to satisfy its financial obligations.
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
We currently have and will continue to have a substantial amount of indebtedness. As of December 31, 2021 our debt totaled approximately $394.6 million.
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
We may incur substantial additional debt in the future, including up to $250 million in borrowings we may choose to make under our 2021 Revolving Credit Facility. Although the credit agreement governing our 2021 Revolving Credit Facility and the indenture governing our senior secured notes each limit our ability and the ability of certain of our subsidiaries to incur additional debt, these restrictions are subject to a number of qualifications and exceptions, and, under certain circumstances, we may incur additional debt in compliance with these restrictions. In addition, our 2021 Revolving Credit Facility and indenture does not prevent us from incurring certain obligations that do not constitute "indebtedness" as defined therein. To the extent that we incur additional debt or such other obligations, the risks associated with our credit agreement and indenture described above, including our possible inability to service our debt or other obligations, would increase.
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
Risks Related to Ownership of Our Common Stock

We do not currently pay any dividends on our common stock and may not pay any dividends on our common stock in the future, and payment of any declared dividends may be delayed.
We have not declared or paid dividends in the past, and we may not pay dividends in the future. As a result, until we otherwise declare and pay dividends on our common stock, only appreciation in the price of our common stock, which may not occur, will provide a return to investors. Any future declaration and payment of dividends by our Board will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors that our Board deems relevant. In addition, we may enter into additional credit agreements or other debt arrangements in the future that could restrict our ability to declare or pay cash dividends on our common stock.
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
As of December 31, 2021, we had 85,792,849 shares of our common stock issued and outstanding. Sales of substantial amounts of our common stock in the public market in the future, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and place that we deem appropriate.

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
Shares of our common stock are equity interests and do not constitute indebtedness of NMIH. In the future, we may attempt to increase our capital resources by issuing additional debt, including bank debt, commercial paper, medium-term notes, senior or subordinated notes or classes of shares of preferred stock. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that would limit amounts available for distribution to holders of shares of our common stock. Accordingly, if we were liquidated, holders of our debt securities and preferred stock and lenders with respect to our 2021 Revolving Credit Facility or other future borrowings, if any, would receive a distribution of our available assets prior to the holders of shares of our common stock. Any decision to issue debt or preferred stock in the future will depend on market conditions and other factors, some of which will be beyond our control. We cannot predict or estimate the amount, timing or nature of such future issuances. Holders of our common stock bear the risk of such future issuances of debt or preferred stock reducing the market value of our common stock.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease approximately 36,983 square feet of office space in Emeryville, California pursuant to an office facility lease that we initially entered into in 2012 (as amended, the Lease). The term of the Lease extends through March 2030. We do not own or lease any other facilities.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NASDAQ under the symbol "NMIH." On February 11, 2022, there were 85,839,783 shares of our Class A common stock outstanding and approximately thirteen holders of record. There are no shares of our Class B common stock outstanding. The closing price of our common stock on NASDAQ on February 11, 2022 was $25.97.
No dividends on our common stock have previously been declared or paid, and we may not declare or pay dividends in the future. For information on our ability to pay dividends, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note16, Regulatory Information - Dividend Restrictions."
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock during 2021.
Common Stock Performance Graph
The following graph compares the cumulative total stockholder return on our Class A common stock from December 31, 2016 until December 31, 2021, with the cumulative total stockholder return on the Russell 2000 Index, S&P Small Cap 600 Index and an index of selected mortgage insurance companies (Peer Index). The Peer Index includes Essent, MGIC and Radian. The total stockholder's returns are not necessarily indicative of future returns. Information contained or referenced in the stock performance graph below is being furnished with this report and will not be deemed "filed" for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021

NMI Holdings, Inc.	$100	$160	$168	$312	$213	$205
Russell 2000 Index	100	115	102	128	154	176
S&P Small Cap 600	100	113	104	127	142	180
Peer Index (ESNT, MTG, RDN)	100	129	102	157	135	142
Item 6.    [Reserved]

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
Overview
We provide private MI through our primary insurance subsidiary, NMIC. NMIC is wholly-owned, domiciled in Wisconsin and principally regulated by the Wisconsin OCI. NMIC is approved as an MI provider by the GSEs and is licensed to write coverage in all 50 states and D.C. Our subsidiary, NMIS, provides outsourced loan review services to mortgage loan originators and our subsidiary, Re One, historically provided reinsurance coverage to NMIC in accordance with certain statutory risk retention requirements. Such requirements have been repealed and the reinsurance coverage provided by Re One to NMIC has been commuted. Re One remains a wholly-owned, licensed insurance subsidiary; however, it does not currently have active insurance exposures.
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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of December 31, 2021, we had issued master policies with 1,732 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of December 31, 2021, we had $152.3 billion of primary insurance-in-force (IIF) and $38.7 billion of primary RIF.
We believe that our success in acquiring a large and diverse group of lender customers and growing a portfolio of high-quality IIF traces to our founding principles, whereby we aim to help qualified individuals achieve their homeownership goals, ensure that we remain a strong and credible counter-party, deliver a high-quality customer service experience, establish a differentiated risk management approach that emphasizes the individual underwriting review or validation of the vast majority of the loans we insure, utilizing our proprietary Rate GPS® pricing platform to dynamically evaluate risk and price our policies, and foster a culture of collaboration and excellence that helps us attract and retain experienced industry leaders.
Our strategy is to continue to build on our position in the private MI market, expand our customer base and grow our insured portfolio of high-quality residential loans by focusing on long-term customer relationships, disciplined and proactive risk selection and pricing, fair and transparent claim payment practices, responsive customer service, and financial strength and profitability.
Our common stock trades on the NASDAQ under the symbol "NMIH." Our headquarters is located in Emeryville, California. As of December 31, 2021, we had 247 employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
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
While the acute economic impact of COVID-19 has begun to recede, the pandemic continues to affect communities across the U.S. and poses significant risk globally. The path and pace of global economic recovery will depend, in large part, on the course of the virus, which itself remains unknown and subject to risk. Given this uncertainty, we are not able to fully assess or estimate the ultimate impact COVID-19 will have on the mortgage insurance market, our business performance or our financial position including our new business production, default and claims experience, and investment portfolio results at this time.
Potential Impact on the U.S. Housing Market and Mortgage Insurance Industry
The U.S. housing market demonstrated significant resiliency amidst the broader economic dislocation caused by the outbreak of COVID-19. Low interest rates helped to support housing affordability, medical concerns and lifestyle preferences drove people to move from densely populated urban areas to suburban communities where social distancing was more easily achieved, and shelter-in-place directives reinforced the value of homeownership, and the broad adoption of remote work practices provides individuals with greater flexibility to move between geographic territories – all of which contributed to an influx of new home buyers, record levels of purchase demand, and nationwide house price appreciation.
While the possibility remains that the housing market will soften, we believe the general strength of the market coming into the COVID-19 pandemic and demonstrated resiliency thus far through the pandemic will help to mitigate the risk of a severe pullback. We observe several favorable differences in the current environment compared to the period leading up to and through the 2008 Financial Crisis – the last period of significant economic volatility in the U.S. and one noted for its significant housing market dislocation. Such differences include:
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
(iv)    the availability and immediate application by the government, regulators, lenders, loan servicers and others of a broad toolkit of resources designed to aid distressed borrowers, including forbearance, foreclosure moratoriums and other assistance programs codified under the CARES Act enacted on March 27, 2020; and
(v)    the broader and equally immediate application of significant fiscal and monetary stimulus by the federal government under the CARES Act, and subsequently under the Consolidated Appropriations Act enacted on December 27, 2020 (the CAA) and the American Rescue Plan enacted on March 11, 2021, as well as across a range of other programs designed to assist unemployed individuals and distressed businesses, and support the smooth functioning of various capital and risk markets.
We also perceive the house price environment in the period leading up to the COVID pandemic to be anchored by more balanced market fundamentals than that in the period leading up to the 2008 Financial Crisis. We believe the 2008 Financial Crisis was directly precipitated by irresponsible behavior in the housing market that drove home prices to unsustainable heights (a so-called "bubble"). We see a causal link between the housing market and the 2008 Financial Crisis that we do not see in the COVID-19 pandemic, and we believe this will further contribute to housing market stability in the current period.

Purchase mortgage origination volume increased significantly as factors related to the COVID-19 pandemic have spurred significant incremental demand for homeownership. Refinancing origination volume also grew dramatically as historically low mortgage rates created refinancing opportunities for a large number of existing borrowers.
Growth in total mortgage origination volume increases the addressable market for the U.S. mortgage insurance industry, while accelerated refinancing activity increases prepayment speed on outstanding insured mortgages. In this context, total U.S. mortgage insurance industry new insurance written (NIW) volume increased to record levels following the onset of the COVID-19 pandemic and the persistency of existing in-force insured risk across the industry declined meaningfully.
While we currently observe broad resiliency in the housing and high-LTV mortgage markets and, for the reasons discussed above, expect this trend to continue in the near term, the ultimate impact of COVID-19 remains highly uncertain. See Item 1A "Risk Factors - The COVID-19 pandemic may continue to materially adversely affect our business, results of operations and financial condition."
Potential Impact on NMI's Business Performance and Financial Position
Operations
We had 247 employees at December 31, 2021, including 83 who typically work at our corporate headquarters in Emeryville, CA and 164 who typically work from home in locations across the country. In response to the COVID-19 pandemic, we activated our business continuity program and instituted additional work-from-home practices for our Emeryville-based staff. We transitioned our operations seamlessly and have continued to positively engage with customers on a remote basis. Our IT environment, underwriting capabilities, policy servicing platform and risk architecture have continued without interruption, and our internal control environment is unchanged. We achieved this transition without incurring additional capital expenditures or operating expenses, and we believe our current operating platform can continue to support our newly distributed needs for an extended period without further investment beyond that planned in the ordinary course.
While the broad COVID vaccination effort and relaxation of local restrictions on indoor business operation may allow for a general resumption of in-office activity for our headquarters-based employees, the success of our remote work experience through the pandemic has caused us to offer increased flexibility for employees who prefer a full-time or part-time distributed engagement. We intend to continue offering such flexibility following the pandemic and expect that a significant number of our headquarters-based employees will elect to continue to engage on a full-time or part-time distributed basis. In January 2022, we modified the lease for our corporate headquarters to reflect our new real estate needs. Under terms of the modified lease, we reduced the square footage of our leased space and secured a reduction in pricing and incremental leasehold improvement concessions. The modified lease term extends through March 2030.

New Business Production
Our NIW volume increased significantly following the onset of the COVID-19 pandemic driven by the broad resiliency of the housing market, growth in total mortgage origination volume and increasing size of the U.S. mortgage insurance market, as well as the continued expansion of our customer franchise. We wrote $85.6 billion of NIW during the year ended December 31, 2021, up 36% compared to the year ended December 31, 2020 and 90% compared to the year ended December 31, 2019.
While we currently expect our new business production will remain elevated, the onset of a new viral wave could prompt a reintroduction of broad-based shelter in place directives, increased unemployment or other potentially negative economic and societal outcomes that could cause a moderation or decline in our volume going forward. Further, increasing interest rates and rising house prices, which each trace (in part) to the pandemic, may cause certain prospective homebuyers to defer their purchases and impact mortgage origination activity, total private mortgage insurance industry production and our NIW volume in future periods.
We have broadly defined underwriting standards and loan-level eligibility criteria that are designed to limit our exposure to higher risk loans, and have used Rate GPS to actively shape the mix of our new business production and insured portfolio by, among other risk factors, borrower FICO score, debt-to-income (DTI) ratio and LTV ratio. In the weeks following the outbreak of COVID-19, we adopted changes to our underwriting guidelines, including changes to our loan documentation requirements, asset reserve requirements, employment verification process and income continuance determinations, that further strengthened the credit risk profile of our NIW volume and IIF. At December 31, 2021, the weighted average FICO score of our RIF was 753 and we had a 3% mix of below 680 FICO score. Similarly, at December 31, 2021, the weighted average LTV ratio (at origination) of our insured portfolio was 92.5% and we had a 11% mix of 97% LTV risk.

Delinquency Trends and Claims Expense
At December 31, 2021, we had 6,227 defaulted loans in our primary insured portfolio, which represented a 1.22% default rate against our 512,316 total policies in-force, and identified 7,019 loans that were enrolled in a forbearance program, including 4,751 of those in default status.
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
Our total population of defaulted loans peaked in August 2020 and has declined every month since with consistency. As of January 31, 2022, our default population was 5,912, representing a 1.14% default rate.
The table below highlights default and forbearance activity in our primary portfolio as of the dates indicated.

	Default and Forbearance Activity as of
	12/31/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021
Number of loans in default	12,209	11,090	8,764	7,670	6,227
Default rate (1)	3.06%	2.54%	1.86%	1.56%	1.22%

Number of loans in forbearance	19,464	14,805	11,889	9,342	7,019
Forbearance rate (2)	4.87%	3.39%	2.52%	1.90%	1.37%
(1)    Default rate is calculated as the number of loans in default divided by total polices in force
(2)    Forbearance rate is calculated as the number of loans in forbearance divided by total polices in force.

While we are encouraged by the decline in our forbearance and default populations and optimistic that we will see continued improvement as the economic stress of the COVID pandemic recedes, future viral waves could cause further social and economic dislocation and contribute to an increase in our forbearance and default counts in future periods.
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
We generally observe that forbearance programs are an effective tool to bridge dislocated borrowers from a time of acute stress to a future date when they can resume timely payment of their mortgage obligations. The effectiveness of forbearance programs is enhanced by the availability of various repayment and loan modification options, which allow borrowers to amortize, or in certain instances fully defer the payments otherwise due during the forbearance period, over an extended length of time. In response to the onset of the COVID-19 pandemic, the GSEs introduced new repayment and loan modification options to further assist borrowers with their transition out of forbearance and back into performing status. Our reserve setting process considers the beneficial impact of forbearance, foreclosure moratorium and other assistance programs available to defaulted borrowers. At December 31, 2021, we generally established lower reserves for defaults that we consider to be connected to the COVID-19 pandemic, given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs.
Our Master Policies require insureds to file a claim no later than 60-days after completion of a foreclosure, and in connection with the claim, the insured is generally entitled to include in the claim amount (i) up to three years of missed interest payments and (ii) certain advances, each as incurred through the date the claim is filed. Under our Master Policies, a national foreclosure moratorium of the type enacted following the onset of the COVID-19 pandemic will not limit the amount of accrued interest (subject to the three-year limit) or advances that may be included in the claim amount. Given the duration of the foreclosure moratorium mandated by the GSEs, certain loans in our default inventory, including those with defaults unrelated to the COVID-19 pandemic that had not gone through foreclosure at the onset of the pandemic, have remained in pre-foreclosure default status for a prolonged period of time. For those loans that do not ultimately cure, the delayed foreclosure cycle and resulting delay in claims submission may increase the severity of claims we ultimately pay.
Regulatory Capital Position
As an approved mortgage insurer and Wisconsin-domiciled carrier, we are required to satisfy financial and/or capitalization requirements stipulated by each of the GSEs and the Wisconsin OCI.
The financial requirements stipulated by the GSEs are outlined in the PMIERs. Under the PMIERs, we must maintain available assets that are equal to or exceed a minimum risk-based required asset amount, subject to a minimum floor of $400 million. At December 31, 2021, we reported $2,041 million available assets against $1,186 million risk-based required assets. Our "excess" funding position was $855 million.
The risk-based required asset amount under PMIERs is determined at an individual policy-level based on the risk characteristics of each insured loan. Loans with higher risk factors, such as higher LTVs or lower borrower FICO scores, are assessed a higher charge. Non-performing loans that have missed two or more payments are generally assessed a significantly higher charge than performing loans, regardless of the underlying borrower or loan risk profile; however, special consideration is given under PMIERs to loans that are delinquent on homes located in an area declared by the Federal Emergency Management Agency (FEMA) to be a Major Disaster zone eligible for Individual Assistance. In June 2020, the GSEs issued guidance (subsequently amended and restated in each of September 2020, December 2020 and June 2021) on the risk-based treatment of loans affected by the COVID-19 pandemic and the reporting of non-performing loans by aging category. Under the guidance, non-performing loans that are subject to a forbearance program granted in response to a financial hardship related to COVID-19 will benefit from a permanent 70% risk-based required asset haircut for the duration of the forbearance period and subsequent repayment plan or trial modification period.
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
A Lock-Out Event was deemed to have occurred, effective June 25, 2020 for each of the 2017, 2018 and 2019 ILN Transactions (related to the default experience of the underlying reference pools for each respective transaction) and at inception for the 2021-1 and 2021-2 ILN Transactions (related to the initial build of their target credit enhancement levels), and the amortization of reinsurance coverage, and distribution of collateral assets and amortization of insurance-linked notes was suspended for each such ILN Transaction. The amortization of reinsurance coverage, distribution of collateral assets and amortization of insurance-linked notes will remain suspended for the duration of the Lock-Out Event for each such ILN Transaction, and during such period the overcollateralization within and potential PMIERs capacity provided by each such ILN Transaction will grow as assets are preserved in the applicable reinsurance trust account. Effective November 30, 2021, the Lock-Out Event for the 2017 ILN Transaction was deemed to have cleared and amortization of the associated reinsurance coverage, and distribution of collateral assets and amortization of the associated insurance-linked notes resumed.

At December 31, 2021, we had an aggregate $560 million of overcollateralization available across our ILN Transactions to absorb an increase in the PMIERs risk-based required asset amount on ceded RIF. The following table provides detail on the level of overcollateralization of each of our ILN Transactions at December 31, 2021:

($ values in thousands)	2017 ILN Transaction	2018 ILN Transaction	2019 ILN Transaction	2020-1 ILN Transaction	2020-2 ILN Transaction	2021-1 ILN Transaction	2021-2 ILN Transaction
Ceded RIF	$1,083,899	$1,165,012	$1,315,183	$2,830,192	$4,337,381	$8,025,754	$7,692,023

First Layer Retained Loss	121,163	122,569	122,548	169,488	121,177	163,708	146,229
Reinsurance Coverage	27,425	158,489	231,877	49,879	155,129	367,238	363,596
Eligible Coverage	$148,588	$281,058	$354,425	$219,367	$276,306	$530,946	$509,825
Subordinated Coverage (1)	13.71%	24.12%	26.95%	7.75%	6.25%	6.62%	6.63%

PMIERs Charge on Ceded RIF	6.13%	8.01%	7.82%	6.18%	5.57%	6.02%	6.50%
Overcollateralization (2) (3)	$27,425	$158,489	$231,877	$49,879	$34,581	$47,709	$10,133

Delinquency Trigger (4)	4.0%	4.0%	4.0%	6.0%	4.7%	5.0%	5.0%

(1) Absent a delinquency trigger, the subordinated coverage is capped at 8.00%, 6.25%, 6.75% and 7.45% for the 2020-1, 2020-2, 2021-1 and 2021-2 ILN Transactions, respectively.
(2)    Overcollateralization for each of the 2017, 2018, 2019 and 2020-1 ILN Transactions is equal to their current reinsurance coverage as the PMIERs required asset amount on RIF ceded under each transaction is currently below its remaining first layer retained loss.
(3) May not be replicated based on the rounded figures presented in the table.
(4) Delinquency triggers for 2017, 2018, and 2019 ILN Transactions are set at a fixed 4.0% and assessed on a discrete monthly basis; delinquency triggers for the 2020-1, 2020-2, 2021-1 and 2021-2 ILN Transactions are equal to seventy-five percent of the subordinated coverage level and assessed on the basis of a three-month rolling average.

Our PMIERs funding requirement will go up in future periods based on the volume and risk profile of our new business production, and performance of our in-force insurance portfolio. We estimate, however, that we will remain in compliance with our PMIERs asset requirements even if the forbearance-driven default rate on our in-force portfolio materially exceeds its current level, given our $855 million excess available asset position at December 31, 2021, the nationwide applicability of the 70% haircut on delinquent policies subject to a forbearance program accessed in response to a financial hardship related to the COVID-19 pandemic, and the increasing PMIERs relief automatically provided under each of our quota share treaties and ILN Transactions.
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
Liquidity
We evaluate our liquidity position at both a holding company (NMIH) and primary operating subsidiary (NMIC) level. As of December 31, 2021, we had $2.2 billion of consolidated cash and investments, including $106 million of cash and investments at NMIH.
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

On November 29, 2021, we amended our $110 million senior secured revolving credit facility (the 2020 Revolving Credit Facility and as amended, the 2021 Revolving Credit Facility), increasing the revolving capacity to $250 million and extending the maturity from February 22, 2023 to November 29, 2025, or if any existing senior secured notes remain outstanding on February 28, 2025, then on such date. The 2021 Revolving Credit Facility is undrawn and fully available to NMIH. Amounts drawn under the 2021 Revolving Credit Facility are available as directed for NMIH needs or may be down-streamed to support the requirements of our operating subsidiaries if we so decide. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 5, Debt." NMIH also has access to $34.9 million of ordinary course dividend capacity available from NMIC without the prior approval of the Wisconsin OCI.

On February 10, 2022, the Board of Directors has approved a $125 million share repurchase program through December 31, 2023, that enables the company to repurchase its common stock. The authorization provides NMI the flexibility to repurchase shares from time to time in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors.
NMIH's principal liquidity demands include funds for the payment of (i) certain corporate expenses, (ii) certain reimbursable expenses of our insurance subsidiaries, including NMIC, and (iii) principal and interest as due on our outstanding debt. NMIH generates cash interest income on its investment portfolio, receives cash proceeds upon the exercise of outstanding stock options, and benefits from tax, expense-sharing and debt service agreements with its subsidiaries. Such agreements have been approved by the Wisconsin OCI and provide for the reimbursement of substantially all of NMIH's annual cash expenditures. While such agreements are subject to revocation by the Wisconsin OCI, we do not expect such action to be taken at this time. The Wisconsin OCI refreshed its approval of the debt service agreement and provided for the additional reimbursement by NMIC of interest expense due on our Notes and 2021 Revolving Credit Facility at the time each transaction was completed.
NMIC's principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At December 31, 2021, NMIC had $2.1 billion of cash and investments, including $55 million of cash and equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended December 31, 2021, NMIC generated $307 million of cash flow from operations and received an additional $117 million of cash flow from the maturity, sale and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC's principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC's only use of cash that develops along an unscheduled path is claims payments. Given the breadth and duration of forbearance programs available to borrowers, separate foreclosure moratoriums that have been enacted at a local, state and federal level, and the general duration of the default to foreclosure to claim cycle, we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.
Premiums paid to NMIC on monthly policies are generally collected and remitted by loan servicers. There was broad discussion at the onset of the COVID-19 pandemic and concerns about potential liquidity challenges that servicers might face in the event of widespread borrower utilization of forbearance programs. These concerns have not materialized thus far and we do not believe that loan servicer liquidity constraints, should they arise in the future, would have a material impact on NMIC's premium receipts or liquidity profile. Loan servicers are contractually obligated to advance mortgage insurance premiums in a timely manner, even if the underlying borrowers fail to remit their monthly mortgage payments. In June 2020, the GSEs issued guidance to the PMIERs (subsequently amended and restated in each of September 2020, December 2020 and June 2021) that, among other items, required us to notify them of our intent to cancel coverage on policies for which servicers failed to make timely premium payments so that the GSEs could pay the premiums directly to us and preserve the mortgage insurance coverage. Through December 31, 2021, we did not see any notable changes in servicer payment practices, with servicers generally continuing to remit monthly premium payments as scheduled, including those for policies covering loans that are in a forbearance program.
Investment portfolio
At December 31, 2021, we had $2.2 billion of cash and invested assets. Our investment strategy equally prioritizes capital preservation alongside income generation, and we have a long-established investment policy that sets conservative limits for asset types, industry sectors, single issuers and instrument credit ratings. At December 31, 2021, our investment portfolio was comprised of 100% fixed income assets with 100% of our holdings rated investment grade and our portfolio having an average rating of "A+." At December 31, 2021, our portfolio was in a $7.2 million aggregate unrealized gain position; it was highly liquid and highly diversified with no Level 3 asset positions and no single issuer concentration greater than 1.3%. We did not record any allowance for credit losses in the portfolio during the year ended December 31, 2021, as we expect to recover the amortized cost basis of all securities held.
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
Other Conditions and Trends Impacting Our Business
Customer Development
We have important relationships with customers across all categories and allocation profiles, including National Accounts and Regional Accounts, and centralized and decentralized lenders. Our sales and marketing efforts are broadly focused on expanding our presence with existing customers and activating new customer relationships. We consider an activation to be the point at which we have signed a Master Policy, established IT connectivity and generated a first application or first dollar of NIW from a customer. During the year ended December 31, 2021, we activated 122 lenders, compared to 101 and 94 for the years ended December 31, 2020 and December 31, 2019, respectively. We also continued to expand our business with existing customers, deepening our existing relationships and capturing what we believe to be an increasing portion of their annual MI volume. At December 31, 2021, we had issued 1,732 Master Policies and established 1,316 active customer relationships, compared to 1,570 and 1,195, respectively, as of December 31, 2020 and 1,476 and 1,095, respectively, as of December 31, 2019.
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
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of December 31, 2021 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums..
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
Quota share reinsurance
NMIC is a party to five active quota share reinsurance treaties – the 2016 QSR Transaction, effective September 1, 2016, the 2018 QSR Transaction, effective January 1, 2018 and the 2020 QSR Transaction, effective April 1, 2020, the 2021 QSR Transaction, effective January 1, 2021 and the 2022 QSR Transaction, effective October 1, 2021 – which we refer to collectively as the QSR Transactions. Under each of the QSR Transactions, NMIC cedes a proportional share of its risk on eligible policies written during a discrete period to panels of third-party reinsurance providers. Each of the third-party reinsurance providers has an insurer financial strength rating of A- or better by Standard & Poor's Rating Service (S&P), A.M. Best Company, Inc. (A.M. Best) or both.
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
Under the terms of the 2021 QSR Transaction, NMIC cedes premiums earned related to 22.5% of the risk on eligible policies written in 2021 (subject to an aggregate risk written limit which was exhausted on October 30, 2021), in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 20% ceding commission, and a profit commission of up to 57.5% that varies directly and inversely with ceded claims.

Under the terms of the 2022 QSR Transaction, NMIC cedes premiums earned related to 20% of the risk on eligible policies written between October 30, 2021 and December 31, 2022, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 62% that varies directly and inversely with ceded claims.
In connection with the 2022 QSR Transaction, NMIC entered into an additional back-to-back quota share agreement that is scheduled to incept on January 1, 2023 (the 2023 QSR Transaction). Under the terms of the 2023 QSR Transactions, NMIC will cede premiums earned related to 20% of the risk on eligible policies written in 2023, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 62% that varies directly and inversely with ceded claims.
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
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease from the inception of each agreement over a ten-year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled. As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction note-holders as amortization of the outstanding insurance-linked note principal balances occurs. The outstanding reinsurance coverage amounts stop amortizing, and the collateral distribution to ILN Transaction note-holders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event). A Lock-Out Event was deemed to have occurred, effective June 25, 2020 for each of the 2017, 2018 and 2019 ILN Transactions (related to the default experience of the underlying reference pools for each respective transaction) and at inception of the 2021-1 and 2021-2 ILN Transactions (related to the initial build of their target credit enhancement levels), and the amortization of reinsurance coverage, and distribution of collateral assets and amortization of insurance-linked notes was suspended for each ILN Transaction. The amortization of reinsurance coverage, distribution of collateral assets and amortization of insurance-linked notes will remain suspended for the duration of the Lock-Out Event for each ILN Transaction, and during such period assets will be preserved in the applicable reinsurance trust account to collateralize the excess-of-loss reinsurance coverage provided to NMIC. Effective

November 30, 2021, the Lock-Out Event for the 2017 ILN Transaction was deemed to have cleared and amortization of the associated reinsurance coverage, and distribution of collateral assets and amortization of the associated insurance-linked notes resumed.

The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each of the ILN Transactions. Current amounts are presented as of December 31, 2021.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2017 ILN Transaction	May 2, 2017	1/1/2013 - 12/31/2016	$211,320	$27,425	$126,793	$121,163
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	264,545	158,489	125,312	122,569
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	231,877	123,424	122,548
2020-1 ILN Transaction	July 30, 2020	7/1/2019 - 3/31/2020	322,076	49,879	169,514	169,488
2020-2 ILN Transaction	October 29, 2020	4/1/2020 - 9/30/2020 (2)	242,351	155,129	121,777	121,177
2021-1 ILN Transaction (5)	April 27, 2021	10/1/2020 - 3/31/2021 (3)	367,238	367,238	163,708	163,708
2021-2 ILN Transaction (5)	October 26, 2021	4/1/2021 - 9/30/2021 (4)	363,596	363,596	146,229	146,229
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
(4)    Approximately 2% of the production covered by the 2021-2 ILN Transaction has coverage reporting dates between July 1, 2019 and March 31, 2021.
(5)    As of December 31, 2021, the current reinsurance coverage amount on the 2021-1 ILN and 2021-2 ILN Transactions is equal to the initial reinsurance coverage amount, as the reinsurance coverage provided by the associated Oaktown Re vehicles will not decrease until a target credit enhancement level is met.

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

Primary and pool IIF and NIW	As of and for the years ended
	December 31, 2021		December 31, 2020		December 31, 2019
	IIF	NIW	IIF	NIW	IIF	NIW
	(In Millions)
Monthly	$133,104	$77,019	$95,336	$56,651	$77,097	$41,357
Single	19,239	8,555	15,916	6,051	17,657	3,784
Primary	152,343	85,574	111,252	62,702	94,754	45,141

Pool	1,229	—	1,855	—	2,570	—
Total	$153,572	$85,574	$113,107	$62,702	$97,324	$45,141
For the year ended December 31, 2021, primary NIW increased 36% compared to the year ended December 31, 2020, driven by growth in our customer franchise and market presence tied to the increased penetration of existing customer accounts and new customer account activations. For the year ended December 31, 2020, primary NIW increased 39% compared to the year ended December 31, 2019, driven by growth in our monthly and single premium policy production tied to an increase in the size of the total mortgage insurance market, as well as the growth of our customer franchise and market presence.
Total IIF increased 36% at December 31, 2021 compared to December 31, 2020, which in turn grew 16% compared to December 31, 2019, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of in-force policies.

Our persistency rate improved to 64% at December 31, 2021 from 56% at December 31, 2020, as the pace of refinancing activity slowed and an increasing amount of business written on loans with historically low mortgage note rates since the beginning of the pandemic began to factor in the persistency calculation.

Our persistency rate decreased to 56% at December 31, 2020 from 77% at December 31, 2019, reflecting the impact of increased refinancing activity during the year-ended December 31, 2020.
The following table presents net premiums written and earned for the periods indicated.

Primary and pool premiums written and earned	For the year ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In Thousands)
Net premiums written	$468,511	$388,644	$332,652
Net premiums earned	444,294	397,172	345,015
For the year ended December 31, 2021, net premiums written and earned increased 21% and 12%, respectively, compared to the year ended December 31, 2020. For the year ended December 2020, net premiums written and earned increased 17% and 15%, respectively, compared to the year ended December 31, 2019. The successive year-on-year growth in net premiums written and earned was primarily driven by the growth of our IIF and increased monthly policy production, partially offset by increased cessions under the QSR and ILN Transactions. Net premiums earned for the year ended December 31, 2020 also benefited from an increase in single premium policy cancellations tied to the increased pace of refinancing activity and policy turnover triggered by the record low interest rate environment that developed following the onset of the COVID-19 pandemic.
Pool premiums written and earned for the years ended December 31, 2021, 2020 and 2019, were $1.6 million, $2.5 million and $3.0 million, respectively, before giving effect to the 2016 QSR Transaction, under which all of our written and earned pool premiums are ceded. A portion of our ceded pool premiums written and earned are recouped through profit commission.

Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the year ended
	December 31, 2021	December 31, 2020	December 31, 2019
	($ Values In Millions)
New insurance written	$85,574	$62,702	$45,141
Percentage of monthly premium	90%	90%	92%
Percentage of single premium	10%	10%	8%
New risk written	$21,607	$15,602	$11,715
Insurance-in-force (1)	152,343	111,252	94,754
Percentage of monthly premium	87%	86%	81%
Percentage of single premium	13%	14%	19%
Risk-in-force (1)	$38,661	$28,164	$24,173
Policies in force (count) (1)	512,316	399,429	366,039
Average loan size ($ value in thousands) (1)	$297	$279	$259
Coverage percentage (2)	25%	25%	26%
Loans in default (count) (1)	6,227	12,209	1,448
Default rate (1)	1.22%	3.06%	0.40%
Risk-in-force on defaulted loans (1)	$435	$874	$84
Average premium yield (3)	0.34%	0.39%	0.42%
Earnings from cancellations	$30	$48	$22
Annual persistency (4)	64%	56%	77%
Quarterly run-off (5)	6.7%	12.5%	7.7%
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

    The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	As of and for the year ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In Millions)
IIF, beginning of period	$111,252	$94,754	$68,551
NIW	85,574	62,702	45,141
Cancellations, principal repayments and other reductions	(44,483)	(46,204)	(18,938)
IIF, end of period	$152,343	$111,252	$94,754
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

The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of
	December 31, 2021		December 31, 2020		December 31, 2019
	IIF	RIF	IIF	RIF	IIF	RIF
	(In Millions)
December 31, 2021	$81,226	$20,591	$—	$—	$—	$—
2020	43,795	11,023	58,232	14,510	—	—
2019	12,407	3,249	25,038	6,548	42,060	10,916
2018	4,929	1,258	9,788	2,494	19,579	4,977
2017	4,233	1,062	8,009	2,002	14,961	3,710
2016 and before	5,753	1,478	10,185	2,610	18,154	4,570
Total	$152,343	$38,661	$111,252	$28,164	$94,754	$24,173
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

Primary NIW by FICO	For the year ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In Millions)
>= 760	$40,408	$37,437	$21,931
740-759	15,927	9,443	7,541
720-739	12,511	7,820	6,643
700-719	8,450	4,644	4,783
680-699	5,792	2,692	3,021
<=679	2,486	666	1,222
Total	$85,574	$62,702	$45,141
Weighted average FICO	752	761	753

Primary NIW by LTV	For the year ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In Millions)
95.01% and above	$8,153	$3,732	$3,192
90.01% to 95.00%	38,215	26,000	21,475
85.01% to 90.00%	24,655	22,356	15,555
85.00% and below	14,551	10,614	4,919
Total	$85,574	$62,702	$45,141
Weighted average LTV	91.4%	90.9%	91.8%

Primary NIW by purchase/refinance mix	For the year ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In Millions)
Purchase	$70,318	$41,616	$37,405
Refinance	15,256	21,086	7,736
Total	$85,574	$62,702	$45,141
The tables below present our total primary IIF and RIF by FICO and LTV, and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of
	December 31, 2021		December 31, 2020		December 31, 2019
	($ Values In Millions)
>= 760	$76,449	50%	$58,368	52%	$44,793	47%
740-759	26,219	17	17,442	16	15,728	17
720-739	21,356	14	15,091	14	13,417	14
700-719	14,401	10	10,442	9	10,284	11
680-699	9,654	6	6,777	6	6,774	7
<=679	4,264	3	3,132	3	3,758	4
Total	$152,343	100%	$111,252	100%	$94,754	100%

Primary RIF by FICO	As of
	December 31, 2021		December 31, 2020		December 31, 2019
	($ Values In Millions)
>= 760	$19,125	50%	$14,634	52%	$11,388	47%
740-759	6,707	17	4,449	16	4,034	17
720-739	5,497	14	3,868	14	3,465	14
700-719	3,771	10	2,692	9	2,632	11
680-699	2,511	6	1,748	6	1,728	7
<=679	1,050	3	773	3	926	4
Total	$38,661	100%	$28,164	100%	$24,173	100%

Primary IIF by LTV	As of
	December 31, 2021		December 31, 2020		December 31, 2019
	($ Values In Millions)
95.01% and above	$14,058	9%	$9,129	8%	$8,640	9%
90.01% to 95.00%	68,537	45	49,898	45	44,668	47
85.01% to 90.00%	46,971	31	36,972	33	30,163	32
85.00% and below	22,777	15	15,253	14	11,283	12
Total	$152,343	100%	$111,252	100%	$94,754	100%

Primary RIF by LTV	As of
	December 31, 2021		December 31, 2020		December 31, 2019
	($ Values In Millions)
95.01% and above	$4,230	11%	$2,637	10%	$2,390	10%
90.01% to 95.00%	20,210	52	14,673	52	13,086	54
85.01% to 90.00%	11,533	30	9,067	32	7,376	31
85.00% and below	2,688	7	1,787	6	1,321	5
Total	$38,661	100%	$28,164	100%	$24,173	100%

Primary RIF by Loan Type	As of
	December 31, 2021	December 31, 2020	December 31, 2019

Fixed	99%	99%	98%
Adjustable rate mortgages:
Less than five years	—	—	—
Five years and longer	1	1	2
Total	100%	100%	100%
The table below presents selected primary portfolio statistics, by book year, as of December 31, 2021.

	As of December 31, 2021
Book year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values in Millions)
2013	$162	$6	4%	655	46	1	1	0.4%	0.3%	2.2%
2014	3,451	274	8%	14,786	1,693	60	49	4.3%	0.7%	3.5%
2015	12,422	1,706	14%	52,548	9,341	275	117	3.3%	0.7%	2.9%
2016	21,187	3,768	18%	83,626	18,987	591	129	2.8%	0.9%	3.1%
2017	21,582	4,233	20%	85,897	21,718	950	101	4.3%	1.2%	4.4%
2018	27,295	4,928	18%	104,043	24,448	1,328	89	8.2%	1.4%	5.4%
2019	45,141	12,407	27%	148,423	50,313	1,479	20	11.4%	1.0%	2.9%
2020	62,702	43,795	70%	186,174	138,203	1,070	1	6.0%	0.6%	0.8%
2021	85,574	81,226	95%	257,972	247,567	473	—	2.0%	0.2%	0.2%
Total	$279,516	$152,343		934,124	512,316	6,227	507
(1)    Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.
(2)    Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.
(3)    Calculated as the number of loans in default divided by number of policies in force.
Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the periods indicated. The distribution of our primary RIF as of December 31, 2021 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state as of December 31, 2021	As of
	December 31, 2021	December 31, 2020	December 31, 2019
California	10.4%	11.2%	11.8%
Texas	9.7	8.8	8.2
Florida	8.6	7.3	5.7
Virginia	4.7	5.1	5.3
Colorado	3.8	4.1	3.4
Georgia	3.8	3.1	2.7
Maryland	3.7	3.7	3.4
Washington	3.7	3.5	3.3
Illinois	3.6	3.8	3.8
Pennsylvania	3.3	3.4	3.6
Total	55.3%	54.0%	51.2%

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
In response to the COVID-19 pandemic, politicians, regulators, lenders, loan servicers and others have offered extraordinary assistance to dislocated borrowers through, among other programs, the forbearance, foreclosure moratorium and other assistance programs codified under the CARES Act. The FHFA and GSEs have offered further assistance by introducing new repayment and loan modification options to assist borrowers with their transition out of forbearance programs and default status. At December 31, 2021 and 2020, we generally established lower reserves for defaults that we consider to be connected to the COVID-19 pandemic, given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs.
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses.

	For the year ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In Thousands)
Beginning balance	$90,567	$23,752	$12,811
Less reinsurance recoverables (1)	(17,608)	(4,939)	(3,001)
Beginning balance, net of reinsurance recoverables	72,959	18,813	9,810

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	23,433	66,943	14,737
Prior years (3)	(11,128)	(7,696)	(2,230)
Total claims and claim expenses incurred	12,305	59,247	12,507

Less claims paid:
Claims and claim expenses paid:
Current year (2)	16	586	204
Prior years (3)	2,017	4,515	3,849
Reinsurance terminations (4)	—	—	(549)
Total claims and claim expenses paid	2,033	5,101	3,504

Reserve at end of period, net of reinsurance recoverables	83,231	72,959	18,813
Add reinsurance recoverables (1)	20,320	17,608	4,939
Ending balance	$103,551	$90,567	$23,752
(1)    Related to ceded losses recoverable under the QSR Transactions. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reinsurance," for additional information.
(2) Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $18.1 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the year ended December 31, 2021, $60.8 million attributed to net case reserves and $5.0 million attributed to net IBNR reserves for year ended December 31, 2020, and $13.2 million attributed to net case reserves and $1.3 million attributed to net IBNR reserves for year ended December 31, 2019.
(3) Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $6.3 million attributed to net case reserves and $5.0 million attributed to net IBNR reserves for the year ended December 31, 2021, $6.2 million attributed to net case reserves and $1.3 million attributed to net IBNR reserves for the year ended December 31, 2020, and $1.5 million attributed to net case reserves and $0.7 million attributed to net IBNR reserves for year ended December 31, 2019.
(4)    Represents the settlement of reinsurance recoverables in conjunction with the termination of one reinsurer under the 2016 QSR Transaction on a cut-off basis. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reinsurance," for additional information.
The "claims incurred" section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $74.4 million related to prior year defaults remained as of December 31, 2021.
The following table provides a reconciliation of the beginning and ending count of loans in default.

	For the year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Beginning default inventory	12,209	1,448	877
Plus: new defaults	5,730	19,459	2,429
Less: cures	(11,626)	(8,548)	(1,702)
Less: claims paid	(82)	(143)	(152)
Less: claims denied	(4)	(7)	(4)
Ending default inventory	6,227	12,209	1,448
Ending default inventory declined from December 31, 2020 to December 31, 2021 as an increased number of borrowers initially impacted by the COVID-19 pandemic cured their delinquencies, and fewer new defaults emerged as the acute economic stress of the pandemic crisis began to recede. While our default population declined from December 31, 2020 to December 31, 2021, our default inventory remains elevated compared to historical experience due to the continued challenges certain borrowers are facing related to the COVID-19 pandemic and their decision to access the forbearance program for federally backed loans codified under the CARES Act or similar programs made available by private lenders. As of December 31, 2021, 4,751 of our 6,227 defaulted loans were in a COVID-related forbearance program.
Ending default inventory increased from December 31, 2019 to December 31, 2020 primarily due to the outbreak of the COVID-19 pandemic.

The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions and ILN Transactions, for the periods indicated.

	For the year ended
	December 31, 2021	December 31, 2020	December 31, 2019
	($ Values In Thousands)
Number of claims paid (1)	82	143	152
Total amount paid for claims	$2,554	$6,434	$5,030
Average amount paid per claim	$31	$45	$33
Severity(2)	59%	80%	74%
(1)    Count includes 15, 9 and 19 claims settled without payment for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)    Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.
The Company paid 82, 143 and 152 claims for the year ended December 31, 2021, 2020 and 2019, respectively. The number of claims paid during the years ended December 31, 2020 and 2021 was modest relative to the size of our insured portfolio and number of defaulted loans we reported in each period, primarily due to the forbearance program and foreclosure moratorium implemented by the GSEs in response to the COVID pandemic and codified under the CARES Act. Such forbearance and foreclosure programs have extended, and may ultimately interrupt, the timeline over which loans would otherwise progress through the default cycle to a paid claim. Our claims paid experience for the years ended December 31, 2020 and 2021, further benefited from the resiliency of the housing market and broad national house price appreciation. An increase in the value of the homes collateralizing the mortgages we insure provides defaulted borrowers with alternative paths and incentives to cure their loan prior to the development of a claim.

Our claims severity for the year ended December 31, 2021 was 59% compared to 80% and 74% for the years ended December 31, 2020 and 2019, respectively. Claims severity for the year ended December 31, 2021 benefited from the same resiliency of the housing market and broad national house price appreciation as our claims paid. An increase in the value of the homes collateralizing the mortgages we insure provides additional equity support to our risk exposure and raises the prospect of a third-party sale of a foreclosed property, which can mitigate the severity of our settled claims.

Our claims severity increased for the year ended December 31, 2020, notwithstanding the resiliency of the housing market and broad national house price appreciation observed during the period, as we settled an increased portion of claims using the percent option instead of through third-party sales during the first half of the year. Third-party marketing and sales activity was broadly constrained immediately following the outbreak of the COVID-19 pandemic; claims severity moderated in the second half of 2020 as we were once again able to pursue alternative settlement options.

The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated.

Average reserve per default:	As of
	December 31, 2021	December 31, 2020	December 31, 2019
	(In Thousands)
Case (1)	$15.3	$6.8	$15.0
IBNR (1)(2)	1.3	0.6	1.4
Total	$16.6	$7.4	$16.4
(1)    Defined as the gross reserve per insured loan in default.
(2)    Amount includes claims adjustment expenses.
The average reserve per default increased from December 31, 2020 to December 31, 2021 primarily due to the “aging” of early COVID-related defaults. While we have generally established lower reserves for defaults that we consider to be connected to the COVID-19 pandemic given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs, we have increased such reserves over time as individual defaults remain outstanding or “age.” The growth in our average reserve per default from December 31, 2020 to December 31, 2021, far exceeded the growth in our aggregate gross reserve position in the intervening period as the impact of the increase in our average reserve per default was largely offset by the decline in our total default inventory.
The average reserve per default decreased from December 31, 2019 to December 31, 2020, primarily due to new COVID-19 related defaults. At December 31, 2020, we generally established lower reserves for defaults that we consider to be connected to the COVID-19 pandemic given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs.

Seasonality
Historically, our business has been subject to modest seasonality in both NIW production and default experience. Consistent with the seasonality of home sales, purchase origination volumes typically increase in late spring and peak during the summer months, leading to a rise in NIW volume during the second and third quarters of a given year.
The COVID-19 pandemic interrupted this typical seasonal pattern. The COVID pandemic and resulting shelter-in-place directives spurred record NIW production during the years ended December 31, 2021 and 2020. Our purchase origination NIW remained elevated throughout the pandemic given the consistently high demand for home ownership. Normal seasonal purchase origination and NIW patterns may emerge again following the pandemic.

Refinancing volume does not follow a set seasonal trend and is instead primarily influenced by prevailing mortgage note rates. Our refinancing origination volume declined as rates increased during the year ended December 31, 2021.

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

	As of
	December 31, 2021	December 31, 2020	December 31, 2019
	($ values in thousands)
Available assets	$2,041,193	$1,750,668	$1,016,387
Risk-based required asset amount	1,186,272	984,372	773,474
Available assets were $2.0 billion at December 31, 2021, compared to $1.8 billion at December 31, 2020 and $1.0 billion at December 31, 2019. The $291 million increase in available assets in 2021 was primarily driven by NMIC's positive cash flow from operations during the year.
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

The increase in the risk-based required asset amount between the dates presented was primarily driven by growth of our gross RIF, an increase in the risk ceded under our third-party reinsurance agreements and development of our default population.

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
The private MI industry overall competes more broadly with government MIs who significantly increased their share in the MI market following the 2008 Financial Crisis. Although there has been broad policy consensus toward the need for increasing private capital participation and decreasing government exposure to credit risk in the U.S. housing finance system, it remains difficult to predict whether the combined market share of government MIs will recede to pre-2008 levels. A range of factors influence a lender's and borrower's decision to choose private over government MI, including among others, premium rates and other charges, loan eligibility requirements, the cancelability of private coverage, loan size limits and the relative ease of use of private MI products compared to government MI alternatives
Cybersecurity
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
LIBOR Transition
On March 5, 2021, ICE Benchmark Administration Limited (“IBA”), the administrator for LIBOR, confirmed it would permanently cease the publication of overnight, one-month, three-month, six-month and twelve-month USD LIBOR settings in their current form after June 30, 2023. The U.K. Financial Conduct Authority ("FCA"), the regulator of IBA, announced on the same day that it intends to stop requiring panel banks to continue to submit to LIBOR and all USD LIBOR settings in their current form will either cease to be provided by any administrator or no longer be representative after June 30, 2023. We have exposure to USD LIBOR-based financial instruments, such as LIBOR-based securities held in our investment portfolio and certain ILN Transactions that require LIBOR-based payments. We are in the process of reviewing our LIBOR-based contracts and transitioning, as necessary and applicable, to a set of alternative reference rates. We will continue to monitor, assess and plan for the phase out of LIBOR; however, we do not expect the impact of such transition to be material to our operations or financial results.

CEO Transition
On September 9, 2021, we announced that Adam Pollitzer, then the company’s Executive Vice President and Chief Financial Officer, was appointed as the company's President and Chief Executive Officer, effective January 1, 2022. Mr. Pollitzer also joined the company’s Board of Directors upon assuming his new role. He succeeded Claudia Merkle, who stepped down as Chief Executive Officer and as a member of the Board, effective December 31, 2021. We recorded $3.8 million of severance, restricted stock modification and other expenses related to this transition during the year ended December 31, 2021.

Consolidated Results of Operations

Consolidated statements of operations	For the year ended December 31,
	2021	2020	2019
Revenues	($ in thousands, except for per share data)
Net premiums earned	$444,294	$397,172	$345,015
Net investment income	38,072	31,897	30,856
Net realized investment gains	729	930	45
Other revenues	1,977	3,284	2,855
Total revenues	485,072	433,283	378,771
Expenses
Insurance claims and claim expenses	12,305	59,247	12,507
Underwriting and operating expenses	142,303	131,610	126,621
Service expenses	2,509	2,840	2,248
Interest expense	31,796	24,387	12,085
(Gain) loss from change in fair value of warrant liability	(566)	(2,907)	8,657
Total expenses	188,347	215,177	162,118

Income before income taxes	296,725	218,106	216,653
Income tax expense	65,595	46,540	44,696
Net income	$231,130	$171,566	$171,957

Earnings per share - Basic	$2.70	$2.20	$2.54
Earnings per share - Diluted	$2.65	$2.13	$2.47

Loss ratio (1)	2.8%	14.9%	3.6%
Expense ratio (2)	32.0%	33.1%	36.7%
Combined ratio (3)	34.8%	48.1%	40.3%

Non-GAAP financial measures (4)	2021	2020	2019
Adjusted income before tax	$303,238	$221,506	$227,618
Adjusted net income	236,837	173,642	182,437
Adjusted diluted EPS	2.73	2.19	2.62
(1)    Loss ratio is calculated by dividing insurance claims and claim expenses by net premiums earned.
(2)    Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.
(3)    Combined ratio may not foot due to rounding.
(4)    See "Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures," below.
Revenues
Net premiums earned were $444.3 million, $397.2 million and $345.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. The sequential increase in net premiums earned during each successive year was primarily driven by the growth of our IIF, partially offset by an increase in cessions made under our QSR and ILN Transactions. Net premiums earned for the year ended December 31, 2020 also benefited from an increase in single premium policy cancellations tied to the increased pace of refinancing activity and policy turnover triggered by the record low interest rate environment that developed following the onset of the COVID-19 pandemic.
Net investment income was $38.1 million, $31.9 million and $30.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The sequential increase in net investment income during each successive year was primarily driven by growth in the size of our total investment portfolio, partially offset by a decline in book yield tied to the prevailing interest rate and credit spread environment.

Other revenues were $2.0 million, $3.3 million and $2.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Other revenues represent underwriting fee revenue generated by our subsidiary, NMIS, which provides outsourced loan review services to mortgage loan originators. The year-on-year changes in other revenues reflect fluctuations in NMIS' outsourced loan review volume. Amounts recognized in other revenues generally correspond with amounts incurred as service expenses for outsourced loan review activities in the same periods.
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
Insurance claims and claim expenses were $12.3 million, $59.2 million and $12.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Insurance claims and claim expenses decreased $46.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily reflecting a significant decrease in the number of new defaults emerging on loans impacted by the COVID-19 pandemic. Insurance claims and claim expenses for the year ended December 31, 2021 also benefited from cure activity and a release of a portion of the reserves we established for anticipated claims payments in prior periods. Insurance claims and claim expenses increased $46.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the outbreak of the COVID-19 pandemic and resulting increase in our default population.
Underwriting and operating expenses were $142.3 million, $131.6 million and $126.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Underwriting and operating expenses increased $10.7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to an increase in certain payroll costs incurred in connection with the CEO transition we announced on September 9, 2021, as well as incremental depreciation and amortization incurred in connection with the completion and on-lining of certain development initiatives, an increase in the recognition of previously deferred policy acquisition costs (DAC) taken in connection with in-force portfolio run-off, and growth in other (non-CEO transition) payroll and related amounts. Underwriting and operating expenses increased $5.0 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to an increase in the recognition of previously deferred policy acquisition costs taken in connection with in-force portfolio run-off and an increase in issuance expenses incurred in connection with capital market reinsurance transaction activity, partially offset by reductions in travel and entertainment, and office administration expenses as a result of the COVID-19 pandemic.
Underwriting and operating expenses included capital market reinsurance transaction costs of $4.0 million, $4.6 million and $2.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Underwriting and operating expenses for the year ended December 31 2021 also included $3.8 million of CEO-transition related expenses.
Service expenses were $2.5 million, $2.8 million and $2.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Service expenses represent third-party costs incurred by NMIS in connection with the services it provides. The year-on-year changes in service expenses reflect fluctuations in NMIS' outsourced loan review volume. Amounts incurred as service expenses generally correspond with amounts recognized in other revenues in the same periods.
Interest expense was $31.8 million, $24.4 million and $12.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Interest expense increased in connection with the $400 million Notes offering and retirement of the $150 million 2018 Term Loan completed in June 2020. Interest expense for the year ended December 31, 2021 reflects a full year of carrying costs on the Notes. Interest expense for the year ended December 31, 2020 reflects a partial year of carrying cost on the Notes and $2.6 million of costs related to the extinguishment of the 2018 Term Loan. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 5, Debt."
Income tax expense was $65.6 million, $46.5 million and $44.7 million for the years ended December 31, 2021, 2020 and 2019. Income tax expense increased for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to the growth in our pre-tax income, as well as an increase in our effective income tax rate. Income tax expense increased for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to an increase in our effective income tax rate. As a U.S. taxpayer, we were subject to a U.S. federal corporate income tax rate of 21%. Our effective income tax rate on pre-tax income was 22.1%, 21.3% and 20.6% for the years ended December 31, 2021, 2020 and 2019, respectively. Our effective tax rate increased during each successive year primarily due to a decline in the tax benefit realized from excess share-based compensation for vested restricted stock units (RSUs) and exercised stock options. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11, Income Taxes."

Net Income
Net income was $231.1 million, $171.6 million and $172.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Adjusted net income was $236.8 million, $173.6 million and $182.4 million, for the same periods, respectively. The increase in net income and adjusted net income for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by growth in our total revenues and a decline in insurance claims and claim expenses, partially offset by an increase in our interest expenses, underwriting and operating expenses, and income tax expenses. Net income and adjusted net income declined for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to an increase in insurance claims and claim expenses incurred in connection with significant COVID-related default experience, partially offset by an increase in total revenues.
Diluted earnings per share (EPS) was $2.65, $2.13 and $2.47 for the years ended December 31, 2021, 2020 and 2019, respectively. Adjusted diluted EPS was $2.73, $2.19 and $2.62 for the same periods, respectively. Diluted and adjusted diluted EPS increased for the year ended December 31, 2021 compared to the year ended December 31, 2020 due to growth in net income and adjusted net income, respectively, partially offset by an increase in weighted average diluted shares outstanding. Diluted and adjusted EPS decreased for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to an increase in weighted average diluted shares outstanding, as well as a decline in net income and adjusted net income. Weighted average diluted shares outstanding increased in connection with the issuance of 15.9 million shares of common stock we completed in June 2020. Weighted average diluted shares outstanding for the years ended December 31, 2021 and 2020, reflect the inclusion of a full and partial year weighting for the offering, respectively.
The non-GAAP financial measures adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the year ended December 31,
	2021	2020	2019
As reported
Income before income tax	$296,725	$218,106	$216,653
Income tax expense	65,595	46,540	44,696
Net income	$231,130	$171,566	$171,957

Adjustments
Net realized investment gains	(729)	(930)	(45)
(Gain) loss from change in fair value warrant liability	(566)	(2,907)	8,657
Capital market transaction costs	3,979	7,237	2,353
Other infrequent, unusual or non-operating items (1)	3,829	—	—
Adjusted income before tax	303,238	221,506	227,618

Income tax expense on adjustments (2)	806	1,324	485
Adjusted net income	$236,837	$173,642	$182,437

Weighted average diluted shares outstanding	86,885	79,263	69,721
Adjusted diluted effect of non-vested shares	—	—	—
Adjusted weighted average diluted shares outstanding	86,885	79,263	69,721
Adjusted diluted EPS	$2.73	$2.19	$2.62
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
•Other infrequent, unusual or non-operating items. Items that are the result of unforeseen or uncommon events, and are not expected to recur with frequency in the future. Identification and exclusion of these items provides clarity about the impact special or rare occurrences may have on our current financial performance. Infrequent, unusual or non-operating adjustments for the year ended 2021, include severance, restricted stock modification and other expenses incurred in connection with the CEO transition we announced on September 9, 2021. Past adjustments under this category include the effects of the release of the valuation allowance recorded against our net federal and certain state net deferred tax assets in 2016 and the re-measurement of our net deferred tax assets in connection with tax reform in 2017. We believe such items are infrequent or non-recurring in nature, and are not indicative of the performance of, or ongoing trends in, our primary operating activities or business.

Consolidated balance sheets	December 31, 2021	December 31, 2020
	(In Thousands)
Total investment portfolio	$2,085,931	$1,804,286
Cash and cash equivalents	76,646	126,937
Premiums receivable	60,358	49,779
Deferred policy acquisition costs, net	59,584	62,225
Software and equipment, net	32,047	29,665
Prepaid reinsurance premiums	2,393	6,190
Reinsurance recoverable	20,320	17,608
Other assets	113,302	69,976
Total assets	$2,450,581	$2,166,666
Debt	$394,623	$393,301
Unearned premiums	139,237	118,817
Accounts payable and accrued expenses	72,000	61,716
Reserve for insurance claims and claim expenses	103,551	90,567
Reinsurance funds withheld	5,601	8,653
Warrant liability	2,363	4,409
Deferred tax liability, net	164,175	112,586
Other liabilities	3,245	7,026
Total liabilities	884,795	797,075
Total shareholders' equity	1,565,786	1,369,591
Total liabilities and shareholders' equity	$2,450,581	$2,166,666
Total cash and investments were $2.2 billion as of December 31, 2021, compared to $1.9 billion as of December 31, 2020. Cash and investments at December 31, 2021 included $106.0 million held by NMIH. The increase in total cash and investments reflects cash generated from operations, partially offset by a decrease in the unrealized gain position of our fixed income portfolio tied to the prevailing interest rate and credit spread environment.
Premium receivable was $60.4 million as of December 31, 2021, compared to $49.8 million as of December 31, 2020. The increase was primarily driven by growth in our monthly premium policies in force, where premiums are generally paid one month in arrears.
Net deferred policy acquisition costs were $59.6 million as of December 31, 2021, compared to $62.2 million as of December 31, 2020. The decrease was primarily driven by the recognition of previously deferred policy acquisition costs taken in connection with in-force portfolio run-off, and was largely offset by the deferral of certain costs associated with the origination of new policies between the respective balance sheet dates.
Prepaid reinsurance premiums were $2.4 million as of December 31, 2021, compared to $6.2 million as of December 31, 2020. Prepaid reinsurance premiums, which represent the unearned premiums on single premium policies ceded under the 2016 QSR Transaction, decreased due to the continued amortization of previously ceded unearned premiums.
Reinsurance recoverable was $20.3 million as of December 31, 2021, compared to $17.6 million as of December 31, 2020. The increase was driven by an increase in ceded losses recoverable associated with our QSR transactions.
Other assets were $113.3 million as of December 31, 2021, compared to $70.0 million as of December 31, 2020. The increase was primarily driven by the purchase of $42.9 million of tax and loss bonds during the year ended December 31, 2021. At December 31, 2021, we held $89.2 million of tax and loss bonds, compared to $46.4 million as of December 31, 2020. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11, Income Taxes."
Unearned premiums were $139.2 million as of December 31, 2021, compared to $118.8 million as of December 31, 2020. The increase was driven by single premium policy originations during the year ended December 31, 2021, partially offset by the cancellation of other single premium policies and the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies.

Accounts payable and accrued expenses were $72.0 million as of December 31, 2021, compared to $61.7 million as of December 31, 2020. The increase was primarily driven by an increase in reinsurance premiums payable, and accrued payroll and bonuses, and the timing of other contractual payments due, partially offset by the settlement of trade payables in our investment portfolio.
Reserve for insurance claims and claim expenses was $103.6 million as of December 31, 2021, compared to $90.6 million as of December 31, 2020. Reserve for insurance claims and claim expenses increased at December 31, 2021, despite a decline in the total size of our default population because of an increase in the average case reserve held against previously defaulted loans and the establishment of initial reserves on newly defaulted loans during the year. While we have generally established lower reserves per default for loans that we consider to be impaired in connection with the COVID-19 pandemic, we have increased the initial reserves held for such loans as they have aged in default status. The increase in the reserves for insurance claims and claim expenses at December 31, 2021 was partially offset by cure activity and a release of a portion of the reserves we established for anticipated claims payments in prior periods. See "- Insurance Claims and Claim Expenses," above for further details.
Reinsurance funds withheld, which represents our ceded reinsurance premiums written, less our profit and ceding commission receivables related to the 2016 QSR Transaction was $5.6 million as of December 31, 2021, compared to $8.7 million as of December 31, 2020. The decrease relates to the continued decline in ceded premiums written on single premium policies, due to the end of the reinsurance coverage period for new business under the 2016 QSR Transaction at December 31, 2017. See, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reinsurance."
Warrant liability was $2.4 million at December 31, 2021, compared to $4.4 million at December 31, 2020. The decrease was driven by the exercise of outstanding warrants, and changes in the price of our common stock and other Black-Scholes model inputs between the respective measurement dates. For further information regarding the valuation of our warrant liability and its impact on our results of operations and financial position, see Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 4, Fair Value of Financial Instruments."
Net deferred tax liability was $164.2 million at December 31, 2021, compared to $112.6 million at December 31, 2020. The increase was primarily due to an increase in the claimed deductibility of our statutory contingency reserve, partially offset by the change in unrealized gains recorded in other comprehensive income. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11, Income Taxes."

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the years ended December 31,
	2021	2020	2019
Net cash provided by (used in) provided by:	(In Thousands)
Operating activities	$325,719	$252,598	$208,150
Investing activities	(374,180)	(629,554)	(194,355)
Financing activities	(1,830)	462,804	2,000
Net (decrease) increase in cash and cash equivalents	$(50,291)	$85,848	$15,795
Net cash provided by operating activities was $325.7 million, $252.6 million and $208.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The sequential increase in cash provided by operating activities during each successive year was primarily driven by growth in premiums written, partially offset by an increase in cash interest expenses and the purchase of tax and loss bonds from year-to-year. Net cash provided by operating activities for the year ended December 31, 2021 further benefited from a decline in claims paid.
Cash used in investing activities for the years ended December 31, 2021, 2020 and 2019 reflects the purchase of fixed and short-term maturities with cash provided by operating activities and, as available, financing activities, and the reinvestment of coupon payments, maturities and sale proceeds within our investment portfolio. Cash used in investing activities for the year ended December 31, 2020, reflects, in part, the investment of net cash proceeds from the common stock and Notes offerings we completed in June 2020.

Cash used in financing activities was $1.8 million for the year ended December 31, 2021, while cash provided by financing activities was $462.8 million and $2.0 million for the years ended December 31, 2020 and 2019, respectively. Cash used in financing activities during the year ended December 31, 2021 primarily relates to debt issuance costs paid in connection with the 2021 Revolving Credit Facility and taxes paid on the net share settlement of equity awards for certain employees. Cash provided by financing activities for the year ended December 31, 2020 primarily reflects $219.7 million net cash proceeds raised in connection with our 2020 equity offering and $244.4 million net cash proceeds raised in connection with our 2020 Notes offering. Cash provided by financing activities for the year ended December 31, 2019 primarily relates to proceeds from the issuance of common stock generated in connection with the exercise of employee stock options.
Liquidity and Capital Resources
NMIH serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. NMIH's principal liquidity demands include funds for (i) payment of certain corporate expenses; (ii) payment of certain reimbursable expenses of its insurance subsidiaries; (iii) payment of the interest related to the Notes and 2021 Revolving Credit Facility; (iv) tax payments to the Internal Revenue Service; (v) capital support for its subsidiaries; and (vi) payment of dividends, if any, on its common stock. NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware law provides that dividends are only payable out of a corporation's surplus or recent net profits (subject to certain limitations).
As of December 31, 2021, NMIH had $106.0 million of cash and investments. NMIH's principal source of net cash is investment income. NMIH also has access to $250 million of undrawn revolving credit capacity under 2021 Revolving Credit Facility. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 5, Debt". NMIC also has the capacity, under Wisconsin law, to pay $34.9 million of aggregate ordinary course dividends to NMIH during the twelve-month period ending December 31, 2022.
On February 10, 2022, the Board of Directors has approved a $125 million share repurchase program through December 31, 2023, that enables the company to repurchase its common stock. The authorization provides NMI the flexibility to repurchase shares from time to time in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors.
NMIH has entered into tax and expense-sharing agreements with its subsidiaries which have been approved by the Wisconsin OCI, with such approvals subject to change or revocation at any time. Among such agreements, the Wisconsin OCI has approved the allocation of interest expense on the Notes and the 2021 Revolving Credit Facility to NMIC to the extent proceeds from such offering and facility are distributed to NMIC or used to repay, redeem or otherwise defease amounts raised by NMIC under prior credit arrangements that have previously been distributed to NMIC.
The Notes mature on June 1, 2025 and bear interest at a rate of 7.375%, payable semi-annually on June 1 and December 1. The 2021 Revolving Credit Facility matures on the earlier of (x) November 29, 2025 or (y) if any existing senior secured notes remain outstanding on such date, February 28, 2025, and accrues interest at a variable rate equal to, at our discretion, (i) a Base Rate (as defined in the 2021 Revolving Credit Facility, subject to a floor of 1.00% per annum) plus a margin of 0.375% to 1.875% per annum or (ii) the Adjusted Term SOFR Rate (as defined in the 2021 Revolving Credit Facility) plus a margin of 1.375% to 2.875% per annum, with the margin in each of (i) or (ii) based on our applicable corporate credit rating at the time. Borrowings under the 2021 Revolving Credit Facility may be used for general corporate purposes, including to support the growth of our new business production and operations.
Under the 2021 Revolving Credit Facility, NMIH is required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of December 31, 2021, the applicable commitment fee was 0.35%.
We are subject to certain covenants under the 2021 Revolving Credit Facility. Under the 2021 Revolving Credit Facility, NMIH may not permit (i) our debt to total capitalization ratio to exceed 35% as of the last day of any fiscal quarter, (ii) the statutory capital of NMIC to be less than $1,290,314,825 as of the last day of any fiscal quarter, or (iii) our consolidated net worth to be, as of the last day of any fiscal quarter, less than the sum of (A) $1,047,808,462, plus (B) 50% of our cumulative consolidated net income for each fiscal quarter for which such consolidated net income is positive, plus (C) 50% of any increase in our consolidated net worth after September 30, 2021 resulting from certain issuances of equity by or capital contributions to NMIH or our subsidiaries. In addition, NMIC must remain at all times in compliance with all applicable "financial requirements" imposed pursuant to the PMIERs, subject to any allowed transition period or forbearance thereunder. The credit agreement for 2021 Revolving Credit Facility also prohibits, restricts or limits, among other things, NMIH's and its subsidiaries' ability to (i) incur additional indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets,

(v) make certain loans or investments, (vi) merge or consolidate and (vii) enter into transactions with affiliates, in each case subject to certain limitations, exceptions and qualifications as set forth in the credit agreement for 2021 Revolving Credit Facility. We were in compliance with all covenants at December 31, 2021.
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under Wisconsin law, NMIC and Re One may pay dividends up to specified levels (i.e., "ordinary" dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts, or "extraordinary" dividends, are subject to the Wisconsin OCI's prior approval. Under Wisconsin insurance laws, an extraordinary dividend is defined as any payment or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the twelve-month period ending the preceding December 31. NMIC has the capacity to pay $34.9 million of aggregate ordinary course dividends to NMIH during the twelve-month period ending December 31, 2022.

Effective October 1, 2021, the reinsurance agreement between NMIC and Re One was commuted and all risk ceded under the treaty was transferred back to NMIC. Following the commutation, Re One has no risk in force or further obligation on future claims. In December 2021, Re One distributed $26.0 million to NMIH in the form of a $1.6 million ordinary dividend and a $24.4 million extraordinary dividend.
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
As an approved mortgage insurer and Wisconsin-domiciled carrier, NMIC is required to satisfy financial and/or capitalization requirements stipulated by each of the GSEs and the Wisconsin OCI. The financial requirements stipulated by the GSEs are outlined in the PMIERs. Under the PMIERs, NMIC must maintain available assets that are equal to or exceed a minimum risk-based required asset amount, subject to a minimum floor of $400 million. At December 31, 2021, NMIC reported $2,041 million available assets against $1,186 million risk-based required assets for an $855 million "excess" funding position.
The risk-based required asset amount under PMIERs is determined at an individual policy-level based on the risk characteristics of each insured loan. Loans with higher risk factors, such as higher LTVs or lower borrower FICO scores, are assessed a higher charge. Non-performing loans that have missed two or more payments are generally assessed a significantly higher charge than performing loans, regardless of the underlying borrower or loan risk profile; however, special consideration is given under PMIERs to loans that are delinquent on homes located in an area declared by FEMA to be a Major Disaster zone eligible for Individual Assistance. In June 2020, the GSEs issued guidance (amended and restated in each of September 2020, December 2020 and June 2021) on the risk-based treatment of loans affected by the COVID-19 pandemic. Under the guidance, non-performing loans that are subject to a forbearance program granted in response to a financial hardship related to COVID-19 will benefit from a permanent 70% risk-based required asset haircut for the duration of the forbearance period and subsequent repayment plan or trial modification period.
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
As of December 31, 2021, NMIC's performing primary RIF, net of reinsurance, was approximately $22.3 billion. NMIC ceded 100% of its pool RIF pursuant to the 2016 QSR Transaction. Based on NMIC's total statutory capital of $1.9 billion (including contingency reserves) as of December 31, 2021, NMIC's RTC ratio was 11.6:1. Re One had no risk in force remaining at December 31, 2021 and, as such, did not report a RTC ratio.

NMIC's principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At December 31, 2021, NMIC had $2.1 billion of cash and investments, including $55 million of cash and equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended December 31, 2021, NMIC generated $307 million of cash flow from operations and received an additional $117 million of cash flow on the maturity, sale and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC's principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC's only use of cash that develops along an unscheduled path is claims payments. Given the breadth and duration of forbearance programs available to borrowers, separate foreclosure moratoriums that have been enacted at a local, state and federal level, and the general duration of the default to foreclosure to claim cycle, we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.
Debt and Financial Strength Ratings

NMIC's financial strength is rated "Baa2" by Moody's and "BBB" by S&P. In June 2020, Moody's affirmed its financial strength rating of NMIC and its "Ba2" rating of NMIH's 2021 Revolving Credit Facility, and assigned a "Ba2" rating to the Notes. Moody's ratings outlook is stable. In June 2020, S&P assigned a "BB" rating to NMIH's senior secured Notes. In April 2021, S&P upgraded its outlook from negative to positive for the financial strength rating of NMIC's and NMIH's long-term counter-party credit profile.
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
Our investment portfolio is comprised entirely of fixed maturity instruments. As of December 31, 2021, the fair value of our investment portfolio was $2.1 billion and we held an additional $76.6 million of cash and equivalents. Pre-tax book yield on the investment portfolio for the year ended December 31, 2021 was 2.0%. Book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. The yield on our investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our holdings and other factors.

The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	December 31, 2021	December 31, 2020
Corporate debt securities	64%	63%
Municipal debt securities	26%	22
Asset-backed securities	5%	7
Cash, cash equivalents, and short-term investments	4%	6
U.S. treasury securities and obligations of U.S. government agencies	1%	2
Total	100%	100%

Investment portfolio ratings at fair value (1)	December 31, 2021	December 31, 2020
AAA	9%	12%
AA (2)	28%	27
A (2)	46%	43
BBB (2)	17%	18
Total	100%	100%
(1)    Excluding certain operating cash accounts.
(2)    Includes +/– ratings.

All of our investments are rated by one or more nationally recognized statistical rating organizations. If three or more ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Investment Securities - Allowance for credit losses
As of December 31, 2021 and 2020, we did not recognize an allowance for credit loss for any security in the investment portfolio and we did not record any provision for credit loss for investment securities during the years ended December 31, 2021 or 2020.
As of December 31, 2021, the investment portfolio had gross unrealized losses of $23.2 million, of which $6.5 million had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2020, the investment portfolio had gross unrealized losses of $512 thousand, of which $8 thousand had been in an unrealized loss position for a period of twelve months or longer. The increase in the aggregate size of the unrealized loss position as of December 31, 2021, was primarily driven by interest rate movements following the purchase date of certain securities. Based on current facts and circumstances, we believe the unrealized losses as of December 31, 2021 are not indicative of the ultimate collectability of the current amortized cost of the securities.

Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries.

Our effective income tax rate on pre-tax income was 22.1%, 21.3% and 20.6% for the years ended December 31, 2021, 2020 and 2019, respectively. Our effective income tax rate may vary from the statutory tax rate in a given period due to the inclusions and exclusions of income and deductions for tax purposes. Inclusions of tax deductions may include tax benefits from excess share based compensation for vested RSUs and exercised stock options; and exclusions from income may include the fair value fluctuation of our warrant liability.

At December 31, 2021, we had federal net operating loss carryforwards of $1.8 million, which expire in varying amounts in 2030 and 2031, and state net operating loss carryforwards of $132.4 million, which expire in varying amounts from 2031 to 2042. Our ability to utilize our remaining federal net operating loss carryforwards is restricted by Section 382 of the Internal Revenue Code (IRC), which imposes annual limitations if there is an "ownership change." As a result of the acquisition of our insurance subsidiaries in 2012, $7.3 million of federal NOLs were subject to annual limitations of $0.8 million through 2016, and $0.3 million thereafter. Our remaining federal net operating loss carryforwards balance is a result of this limitation.

As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under Section 832(e) of the IRC, and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction. As of December 31, 2021, we held $89.2 million of tax and loss bonds, which are reported as prepaid federal income tax and included in "Other assets" in our consolidated balance sheet.

We record a valuation allowance against the state net operating losses generated by NMIH as NMIH operates at a loss, and we do not expect to utilize such net deferred tax assets in the future. We continue to evaluate the realizability of our state net deferred tax asset position, and our examination of results through December 31, 2021 and review of future expectations support the continued application of a valuation allowance against such state net deferred tax assets.

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

At December 31, 2021, we generally established lower reserves for defaults that we consider to be connected to the COVID-19 pandemic given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs. It is possible that a relatively small change in our estimates for claim frequency or claim severity could have a material impact on our reserve position and our consolidated results of operations, even in a stable macroeconomic environment. At December 31, 2021, assuming all other estimates remain constant, a one percentage point increase/decrease in our average claim severity factor would cause approximately a +/- $1.1 million change in our reserve position, and a one percentage point increase/decrease in our average claim frequency factor cause approximately a +/- $2.1 million change in our reserve position.
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
We recognize an impairment on a security through the consolidated statement of operations and comprehensive income if (i) we intend to sell the impaired security; or (ii) it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis. If a sale is intended or likely to be required, we write down the amortized cost basis of the security to fair value and recognize the full amount of the impairment through the statement of operations as a "Realized Investment Loss."
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
Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as DAC. DAC is reviewed periodically to determine that it does not exceed recoverable amounts. DAC is amortized to expense in proportion to estimated gross profits over the life of the associated policies. We revise the rate of amortization to reflect actual experience and changes to our persistency or loss development assumptions, and may accelerate or slow such rate in future periods as experience and future changes to estimates dictate. During the years ended December 31, 2021 and 2020, we recognized an additional $11.1 million and $8.6 million, respectively, of DAC amortization due to the significant increase in mortgage refinancing activity and material decline in persistency on certain prior book years' insurance in-force experienced during the period.

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
The carrying value of our investment portfolio as of December 31, 2021 and 2020 was $2.1 billion and $1.8 billion, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of December 31, 2021, the duration of our fixed income portfolio, including cash and cash equivalents, was 4.98 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.98% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 5.00 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 5.00% in fair value of our fixed income portfolio.
We are also subject to market risk related to the ILN Transactions. The risk premium amounts under the ILN Transactions are calculated by multiplying the outstanding reinsurance coverage amount at the beginning of any payment period by a coupon rate, which is the sum of one-month LIBOR and a risk margin, and then subtracting actual investment income earned on the trust balance during that payment period. An increase in one-month LIBOR rates would generally increase the risk premium payments, while an increase to money market rates, which directly affect investment income earned on the trust balance, would generally decrease them. Although we expect the two rates to move in tandem, to the extent they do not, it could increase or decrease the risk premium payments that otherwise would be due.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of NMI Holdings, Inc.
NMI Holdings, Inc.
Emeryville, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NMI Holdings, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statements schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 15, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reserve for Insurance Claims and Claims Expense

As described in Notes 2 and 7 to the consolidated financial statements, the Company recorded $103.6 million of reserve for insurance claims and claim expenses at December 31, 2021. The establishment of insurance claims and claim expenses reserve is subject to inherent uncertainty and requires significant judgment by management. The reserve is established by estimating: (i) claim severity which is the amount of the claim payment expected to be paid on each loan in default, (ii) claim frequency which is the number of loans in default expected to result in a claim payment, and (iii) the beneficial impact of assistance programs. The claim frequency is determined based on historical observed experience regarding certain loan factors. The claim severity and claim frequency estimates are also strongly influenced by current economic conditions.

We identified the Company’s estimation of the reserve for insurance claims and claim expenses as a critical audit matter. The principal consideration for our determination is the high degree of subjectivity in estimating claim severity, claim frequency and the beneficial impact of assistance programs. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Testing the completeness and accuracy of the underlying loans and claims data used in management’s reserve calculations which supported claim severity, claim frequency estimates and the beneficial impact of assistance programs.

•Utilizing personnel with specialized knowledge and skill in actuarial methods to assist in: (i) evaluating the appropriateness of the methodology and the assumptions used by management and management’s specialist, including assessment of the reasonableness of changes in assumptions and inputs used in developing claim severity, claim frequency and the beneficial impact of assistance programs, (ii) developing an independent estimate of the reserve for insurance claims and claims expense using company and historical mortgage industry data and comparing this independent estimate to management’s and management’s specialist’s estimated reserve and (iii) performing a retrospective review of the prior year reserve estimate against historical figures.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2011.
San Francisco, California
February 15, 2022

NMI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $2,078,773 and $1,730,835 as of December 31, 2021 and December 31, 2020, respectively)	$2,085,931	$1,804,286
Cash and cash equivalents (including restricted cash of $3,165 and $5,555 as of December 31, 2021 and December 31, 2020, respectively)	76,646	126,937
Premiums receivable	60,358	49,779
Accrued investment income	11,900	9,862
Prepaid expenses	3,530	3,292
Deferred policy acquisition costs, net	59,584	62,225
Software and equipment, net	32,047	29,665
Intangible assets and goodwill	3,634	3,634
Prepaid reinsurance premiums	2,393	6,190
Reinsurance recoverable	20,320	17,608
Other assets	94,238	53,188
Total assets	$2,450,581	$2,166,666

Liabilities
Debt	$394,623	$393,301
Unearned premiums	139,237	118,817
Accounts payable and accrued expenses	72,000	61,716
Reserve for insurance claims and claim expenses	103,551	90,567
Reinsurance funds withheld	5,601	8,653
Warrant liability, at fair value	2,363	4,409
Deferred tax liability, net	164,175	112,586
Other liabilities	3,245	7,026
Total liabilities	884,795	797,075
Commitments and contingencies (see Note 14)

Shareholders' equity
Common stock - class A shares, $0.01 par value; 85,792,849 and 85,163,039 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively (250,000,000 shares authorized)	858	852
Additional paid-in capital	955,302	937,872
Accumulated other comprehensive income, net of tax	1,485	53,856
Retained earnings	608,141	377,011
Total shareholders' equity	1,565,786	1,369,591
Total liabilities and shareholders' equity	$2,450,581	$2,166,666

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended December 31,
	2021	2020	2019
	(In Thousands, except for per share data)
Revenues
Net premiums earned	$444,294	$397,172	$345,015
Net investment income	38,072	31,897	30,856
Net realized investment gains	729	930	45
Other revenues	1,977	3,284	2,855
Total revenues	485,072	433,283	378,771
Expenses
Insurance claims and claim expenses	12,305	59,247	12,507
Underwriting and operating expenses	142,303	131,610	126,621
Service expenses	2,509	2,840	2,248
Interest expense	31,796	24,387	12,085
(Gain) loss from change in fair value of warrant liability	(566)	(2,907)	8,657
Total expenses	188,347	215,177	162,118

Income before income taxes	296,725	218,106	216,653
Income tax expense	65,595	46,540	44,696
Net income	$231,130	$171,566	$171,957

Earnings per share
Basic	$2.70	$2.20	$2.54
Diluted	$2.65	$2.13	$2.47

Weighted average common shares outstanding
Basic	85,620	78,023	67,573
Diluted	86,885	79,263	69,721

Net income	$231,130	$171,566	$171,957
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains in accumulated other comprehensive income, net of tax (benefit) expense of $(13,768), $9,525 and $8,548 for each of the years in the three-year period ended December 31, 2021, respectively	(51,795)	35,829	32,155
Reclassification adjustment for realized (gains) losses included in net income, net of tax expense (benefit) of $153, $(196) and $9 for each of the years in the three-years ended December 31, 2021, respectively	(576)	739	(35)
Other comprehensive (loss) income, net of tax	(52,371)	36,568	32,120
Comprehensive income	$178,759	$208,134	$204,077

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2018	66,319	$663	$682,181	$(14,832)	$33,488	$701,500
Common stock: class A shares issued related to warrant exercises	289	3	8,309	—	—	8,312
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	1,750	18	3,482	—	—	3,500
Share-based compensation expense	—	—	13,031	—	—	13,031
Change in unrealized investment gains/losses, net of tax expense of $8,539	—	—	—	32,120	—	32,120
Net income	—	—	—	—	171,957	171,957
Balances, December 31, 2019	68,358	$684	$707,003	$17,288	$205,445	$930,420
Common stock: class A shares issued related to public offering	15,870	159	219,528	—	—	219,687
Common stock: class A shares issued related to warrant exercises	11	*	325	—	—	325
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	924	9	(99)	—	—	(90)
Share-based compensation expense	—	—	11,115	—	—	11,115
Change in unrealized investment gains/losses, net of tax expense of $9,721	—	—	—	36,568	—	36,568
Net income	—	—	—	—	171,566	171,566
Balances, December 31, 2020	85,163	$852	$937,872	$53,856	$377,011	$1,369,591
Common stock: class A shares issued related to warrant exercises	86	1	1,982	—	—	1,983
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	544	5	(1,230)	—	—	(1,225)
Share-based compensation expense	—	—	16,678	—	—	16,678
Change in unrealized investment gains/losses, net of tax benefit of $13,921	—	—	—	(52,371)	—	(52,371)
Net income	—	—	—	—	231,130	231,130
Balances, December 31, 2021	85,793	$858	$955,302	$1,485	$608,141	$1,565,786
*    During 2020, we issued 11,368 common shares with a par value of $0.01 in connection with the exercise of warrants, which is not identifiable in this schedule due to rounding.
See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2021	2020	2019
Cash flows from operating activities	(In Thousands)
Net income	$231,130	$171,566	$171,957
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(729)	(930)	(45)
(Gain) loss from change in fair value of warrant liability	(566)	(2,907)	8,657
Depreciation and amortization	11,232	9,930	9,299
Net amortization of premium on investment securities	6,733	3,668	1,252
Amortization of debt discount and debt issuance costs	1,861	4,036	1,011
Deferred income taxes	65,510	46,506	45,082
Share-based compensation expense	16,678	11,115	13,031
Changes in operating assets and liabilities:
Premiums receivable	(10,579)	(3,694)	(10,078)
Accrued investment income	(2,038)	(3,031)	(1,137)
Prepaid expenses	(238)	220	(472)
Deferred policy acquisition costs, net	2,641	(2,253)	(13,132)
Reinsurance recoverable	(2,712)	(12,669)	(1,939)
Other assets	(42,833)	(38,804)	(8,831)
Unearned premiums	20,420	(17,825)	(22,251)
Reserve for insurance claims and claim expenses	12,984	66,815	10,941
Reinsurance balances, net	(683)	2,783	917
Accounts payable and accrued expenses	16,908	18,072	3,888
Net cash provided by operating activities	325,719	252,598	208,150
Cash flows from investing activities
Purchase of short-term investments	(10,640)	(42,241)	(230,362)
Purchase of fixed-maturity investments, available-for-sale	(514,405)	(1,065,916)	(290,533)
Proceeds from maturity of short-term investments	—	86,045	244,921
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	163,103	404,717	91,575
Software and equipment	(12,238)	(12,159)	(9,956)
Net cash used in investing activities	(374,180)	(629,554)	(194,355)
Cash flows from financing activities
Proceeds from issuance of common stock related to public offering, net of issuance costs	—	219,687	—
Proceeds from issuance of common stock related to employee equity plans	4,201	8,871	21,748
Proceeds from issuance of common stock related to warrant exercises	503	—	—
Taxes paid related to net share settlement of equity awards	(5,426)	(8,961)	(18,248)
Proceeds from senior secured notes	—	400,000	—
Repayments of term loan	—	(147,750)	(1,500)
Payments of debt issuance costs	(1,108)	(9,043)	—
Net cash (used in) provided by financing activities	(1,830)	462,804	2,000

Net (decrease) increase in cash, cash equivalents and restricted cash	(50,291)	85,848	15,795
Cash, cash equivalents and restricted cash, beginning of period	126,937	41,089	25,294
Cash, cash equivalents and restricted cash, end of period	$76,646	$126,937	$41,089

Supplemental disclosures of cash flow information
Interest paid	$29,500	$17,561	$10,691
Income taxes refunded	457	70	64

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
NMIC, our primary insurance subsidiary, issued its first mortgage insurance policy in April 2013. NMIC is licensed to write mortgage insurance in all 50 states and the District of Columbia (D.C.). Re One historically provided reinsurance coverage to NMIC in accordance with certain statutory risk retention requirements. Such requirements have been repealed and the reinsurance coverage provided by Re One to NMIC has been commuted. Re One remains a wholly-owned, licensed insurance subsidiary; however, it does not currently have active insurance exposures. In August 2015, NMIH capitalized a wholly-owned subsidiary, NMI Services, Inc. (NMIS), through which we offer outsourced loan review services to mortgage loan originators.
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
While the acute economic impact of COVID-19 has begun to recede, the pandemic continues to affect communities across the U.S. and poses significant risk globally. The path and pace of global economic recovery will depend, in large part, on the course of the virus, which itself remains unknown and subject to risk. Given this uncertainty, we are not able to fully assess or estimate the ultimate impact COVID-19 will have on the mortgage insurance market, our business performance or our financial position including our new business production, default and claims experience, and investment portfolio results at this time.
CEO Transition
On September 9, 2021, we announced that Adam Pollitzer, then the company’s Executive Vice President and Chief Financial Officer, was appointed as the company's President and Chief Executive Officer, effective January 1, 2022. Mr. Pollitzer also joined the company’s Board of Directors upon assuming his new role. He succeeded Claudia Merkle, who stepped down as Chief Executive Officer and as a member of the Board, effective December 31, 2021. We recorded $3.8 million of severance, restricted stock modification and other expenses related to this transition during the year ended December 31, 2021.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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
Concentrations
For the years ended December 31, 2021, 2020 and 2019 no customer accounted for more than 10% of our consolidated revenues. At December 31, 2021, December 31, 2020 and December 31, 2019 approximately 10%, 11% and 12% of our total risk-in-force (RIF) was concentrated in California.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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
We recognize an impairment on a security through the consolidated statement of operations and comprehensive income if (i) we intend to sell the impaired security; or (ii) it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis. If a sale is intended or likely to be required, we write down the amortized cost basis of the security to fair value and recognize the full amount of the impairment through the statement of operations as a "Realized Investment Loss."
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
We have elected to present accrued interest receivable separately from available for sale securities on our consolidated balance sheet. Accrued interest receivable was $11.9 million as of December 31, 2021 and is included in "Accrued Investment Income." We have elected not to measure an allowance for credit losses for accrued interest receivable on available for sale securities. Accrued interest for available for sale securities is written off against interest income when the receivable has aged 90 days past due. We did not write off any accrued interest receivable during the years ended December 31, 2021, 2020 or 2019.
We consider items such as commercial paper with original maturities of 90 days or less to be short-term investments.
Deferred Policy Acquisition Costs (DAC)
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as DAC. DAC is reviewed periodically to determine that it does not exceed recoverable amounts. DAC is amortized to expense in proportion to estimated gross profits over the life of the associated policies. We revise the rate of amortization to reflect actual experience and any changes to persistency or loss development. Total amortization of DAC for the years ended December 31, 2021, 2020 and 2019, net of a portion of the ceding commissions earned under our quota share reinsurance agreements (see "Reinsurance", below), was $22.8 million, $19.1 million and $8.4 million, respectively.
Premium Deficiency Reserves
We consider whether a premium deficiency exists and premium deficiency reserve is required at each fiscal quarter using best estimate assumptions as of the testing date. Per ASC 944, a premium deficiency reserve shall be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs and maintenance costs exceeds future premiums, existing reserves and anticipated investment income. We have determined that no premium deficiency reserves were necessary for any of the years in the three-year period ended December 31, 2021.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Reinsurance
We account for premiums, claims and claim expenses that are ceded to reinsurers on basis consistent with that which we use to account for the original policies we issue and pursuant to the terms of our reinsurance contracts. We account for premiums ceded or otherwise paid to reinsurers as a reduction to premium revenue.
NMIC entered into quota share reinsurance treaties effective September 1, 2016 (the 2016 QSR Transaction), January 1, 2018 (the 2018 QSR Transaction), April 1, 2020 (the 2020 QSR Transaction), January 1, 2021 (the 2021 QSR Transaction), October 1, 2021 (the 2022 QSR Transaction), and effective January 1, 2023 (the 2023 QSR Transaction), which we refer to collectively as the QSR Transactions. We earn profit and ceding commissions in connection with the QSR Transactions (see Note 6, "Reinsurance"). Profit commissions represent a percentage of the profits recognized by reinsurers that are returned to us, based on the level of claims and claim expenses that we cede. We recognize any profit commissions we earn as an increase to premium revenue. Ceding commissions are calculated as a percentage of ceded written premiums under the 2016 QSR Transaction and as a percentage of ceded earned premiums under the 2018, 2020, 2021, 2022, and 2023 QSR Transactions, and are intended to cover our costs of acquiring and servicing direct policies. We recognize any ceding commissions generated under the QSR Transactions in a manner consistent with our recognition of earnings on the underlying reinsured policies. We account for ceding commissions earned as a reduction to underwriting and operating expenses.
Under the QSR Transactions, we cede a portion of claims and claim expenses and reserves to our reinsurers, and account for such ceded reserves as "Reinsurance Recoverables" on the consolidated balance sheets and such ceded expenses as reductions to claims and claim expenses on the consolidated statements of operations. As of December 31, 2021, we had $20.3 million of reinsurance recoverables under the QSR Transactions. We remain directly liable for all claim payments if we are unable to collect the recoverables due from our reinsurers and, as such, we actively monitor and manage our counterparty credit exposure to our reinsurance providers. We establish an allowance for expected credit loss against our reinsurance recoverables if we do not expect to recover amounts due from one or more of our reinsurance counterparties, and report our reinsurance recoverables net of such allowance, if any. We actively monitor the counterparty credit profiles of our reinsurers and each is required to partially collateralize its obligations under the terms of our QSR Transactions. The allowance for credit loss established with respect to our reinsurance recoverables was deemed immaterial as of December 31, 2021 and 2020.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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
Business Combinations, Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired from a business combination. In accordance with ASC 350, Intangibles - Goodwill and Other, we test goodwill for impairment during the third quarter each year, or more frequently if we believe indicators of impairment exist. We have not identified any impairments of goodwill through December 31, 2021.
Our intangible assets consist of state licenses and Fannie Mae and Freddie Mac (collectively, the GSEs) applications which have indefinite lives. We test indefinite-lived intangible assets for impairment during the fourth quarter of each year or more frequently if we believe indicators of impairment exist. We have not identified any impairments of indefinite-lived intangible assets through December 31, 2021.
Premiums Receivable
Premiums receivable consists of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the associated receivable is written off against earned premium and the related insurance policy is canceled. We recognize an allowance for credit losses for premiums receivable based on credit losses expected to arise over the life of the receivable. Due to the nature of our insurance policies (a necessary precondition for access to mortgage credit for covered borrowers) and the short duration of the related receivables, we do not typically experience credit losses against our premium receivables and the allowance for credit loss established on premium receivables was deemed immaterial at December 31, 2021 or 2020.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Premiums receivable may be written off prior to 120 days in the ordinary course of business for non-credit events including, but not limited to, the modification or refinancing of an underlying insured loan. We have established a reserve for premium write-offs based on historical experience; such reserve was $2.3 million and $1.6 million at December 31, 2021 and 2020, respectively.
Variable Interest Entities
NMIC is a party to reinsurance agreements with Oaktown Re Ltd., Oaktown Re II Ltd., Oaktown Re III Ltd., Oaktown Re IV Ltd., Oaktown Re V Ltd., Oaktown Re VI Ltd., and Oaktown Re VII Ltd. (special purpose reinsurance entities collectively referred to as the Oaktown Re Vehicles) effective May 2, 2017, July 25, 2018, July 30, 2019, July 30, 2020, October 29, 2020, April 27, 2021, and October 26, 2021, respectively. At inception of the respective reinsurance agreements, we determined that each of the Oaktown Re Vehicles were variable interest entities (VIEs), as defined under GAAP Accounting Standards Codification (ASC) 810, because they did not have sufficient equity at risk to finance their respective activities. We evaluated the VIEs at inception to determine whether NMIC was the primary beneficiary under each deal and, if so, whether we were required to consolidate the assets and liabilities of each VIE. The primary beneficiary of a VIE is an enterprise that (1) has the power to direct the activities of the VIE, which most significantly impact its economic performance and (2) has significant economic exposure to the VIE, i.e., the obligation to absorb losses or receive benefits that could potentially be significant. The determination of whether an entity is the primary beneficiary of a VIE is complex and requires management judgment regarding determinative factors, including the expected results of the VIE and how those results are absorbed by beneficial interest holders, as well as which party has the power to direct activities that most significantly impact the performance of the VIE. We concluded that we are not the primary beneficiary of each VIE and, as such, we do not consolidate them in our consolidated financial statements.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The update provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. Reference rate reform refers to the global transition away from referencing the London Interbank Offered Rate (LIBOR) in financial contracts, which is expected to be discontinued during a transition period from 2021 through 2023. The ASU includes optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This standard may be elected and applied prospectively over time from March 12, 2020 through December 31, 2022 as reference rate reform activities occur. The adoption of, and future elections under, this ASU are not expected to have a material impact on our consolidated financial statements as the ASU will ease, if warranted, the requirements for accounting for the future effects of the rate reform. We continue to monitor the impact the discontinuance of LIBOR or another reference rate will have on our contracts and other transactions.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity's Own Equity (Subtopic 815-40). The update simplifies the accounting for convertible instruments and contracts on an entity's own equity, including warrants, eliminating certain triggers for derivative accounting. We adopted this ASU on January 1, 2022 and determined it did not have a material impact on our consolidated financial statements, including our warrant liability.

3. Investments
We hold all investments on an available-for-sale basis and evaluate each position quarterly for impairment. We recognize an impairment on a security through the statement of operations if (i) we intend to sell the impaired security; or (ii) it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis. If a sale is intended or likely to be required, we write down the amortized cost basis of the security to fair value and recognize the full amount of the impairment through the consolidated statement of operations and comprehensive income as a "Net Realized Investment Loss." To the extent we determine that a security impairment is credit-related, an impairment loss is recognized through the statement of operations as a provision for credit loss expense. The portion of a security impairment attributed to other non-credit related factors is recognized in other comprehensive income, net of taxes.
    Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2021	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$29,443	$981	$—	$30,424
Municipal debt securities	553,793	5,689	(5,404)	554,078
Corporate debt securities	1,388,204	22,990	(17,364)	1,393,830
Asset-backed securities	96,324	684	(427)	96,581
Total bonds	2,067,764	30,344	(23,195)	2,074,913
Short-term investments	11,009	9	—	11,018
Total investments	$2,078,773	$30,353	$(23,195)	$2,085,931

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2020	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$29,412	$2,186	$—	$31,598
Municipal debt securities	407,323	14,027	(2)	421,348
Corporate debt securities	1,165,260	55,014	(483)	1,219,791
Asset-backed securities	128,471	2,736	(27)	131,180
Total bonds	1,730,466	73,963	(512)	1,803,917
Short-term investments	369	—	—	369
Total investments	$1,730,835	$73,963	$(512)	$1,804,286
We did not own any mortgage-backed securities in our asset-backed securities portfolio at December 31, 2021 or 2020.
The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of December 31, 2021 and 2020:

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

	December 31, 2021	December 31, 2020
Financial	38%	37%
Consumer	24	23
Communications	11	10
Utilities	10	11
Technology	9	10
Industrial	8	9
Total	100%	100%
As of December 31, 2021 and 2020, approximately $5.6 million and $5.7 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair value of available-for-sale securities as of December 31, 2021 and 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of December 31, 2021	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$81,699	$82,201
Due after one through five years	630,625	644,447
Due after five through ten years	1,215,224	1,207,997
Due after ten years	54,901	54,705
Asset-backed securities	96,324	96,581
Total investments	$2,078,773	$2,085,931

As of December 31, 2020	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$57,429	$57,949
Due after one through five years	507,444	536,520
Due after five through ten years	1,016,230	1,056,098
Due after ten years	21,261	22,539
Asset-backed securities	128,471	131,180
Total investments	$1,730,835	$1,804,286

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Aging of Unrealized Losses
    As of December 31, 2021, the investment portfolio had gross unrealized losses of $23.2 million, of which $6.5 million had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2020, the investment portfolio had gross unrealized losses of $512 thousand, of which $8 thousand had been in an unrealized loss position for a period of twelve months or longer. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2021		(Dollars in Thousands)
Municipal debt securities	151	$314,823	$(4,959)	2	$8,138	$(445)	153	$322,961	$(5,404)
Corporate debt securities	114	653,488	(11,426)	20	146,003	(5,938)	134	799,491	(17,364)
Asset-backed securities	11	57,601	(357)	1	1,977	(70)	12	59,578	(427)
Total	276	$1,025,912	$(16,742)	23	$156,118	$(6,453)	299	$1,182,030	$(23,195)

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2020		(Dollars in Thousands)
Municipal debt securities	4	$3,548	$(2)	—	$—	$—	4	$3,548	$(2)
Corporate debt securities	9	40,081	(483)	1	33	—	10	40,114	(483)
Asset-backed securities	2	5,191	(19)	1	2,495	(8)	3	7,686	(27)
Total	15	$48,820	$(504)	2	$2,528	$(8)	17	$51,348	$(512)
Allowance for credit losses
As of December 31, 2021 and 2020, we did not recognize an allowance for credit loss for any security in the investment portfolio and we did not record any provision for credit loss for investment securities during the years ended December 31, 2021 or 2020.
The increase in the number of securities in and the aggregate size of the unrealized loss position as of December 31, 2021, was primarily driven by interest rate movements following the purchase date of certain securities. We evaluated the securities in an unrealized loss position as of December 31, 2021 and assessed the credit ratings and any ratings changes as well as any adverse conditions specifically related to the security. Based on our estimate of the amount and timing of cash flows to be collected, we believe the unrealized losses as of December 31, 2021 are not indicative of the ultimate collectability of the current amortized cost of the securities.
Net Investment Income
The following table presents the components of net investment income:

	For the year ended December 31,
	2021	2020	2019
	(In Thousands)
Investment income	$39,385	$33,140	$31,332
Investment expenses	(1,313)	(1,243)	(476)
Net investment income	$38,072	$31,897	$30,856

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The following table presents the components of net realized investment gains:

	For the year ended December 31,
	2021	2020	2019
	(In Thousands)
Gross realized investment gains	$729	$5,572	$561
Gross realized investment losses	—	(4,642)	(516)
Net realized investment gains	$729	$930	$45
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2021	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$30,424	$—	$—	$30,424
Municipal debt securities	—	554,078	—	554,078
Corporate debt securities	—	1,393,830	—	1,393,830
Asset-backed securities	—	96,581	—	96,581
Cash, cash equivalents and short-term investments	87,664	—	—	87,664
Total assets	$118,088	$2,044,489	$—	$2,162,577
Warrant liability	—	—	2,363	2,363
Total liabilities	$—	$—	$2,363	$2,363

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2020	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$31,598	$—	$—	$31,598
Municipal debt securities	—	421,348	—	421,348
Corporate debt securities	—	1,219,791	—	1,219,791
Asset-backed securities	—	131,180	—	131,180
Cash, cash equivalents and short-term investments	127,306	—	—	127,306
Total assets	$158,904	$1,772,319	$—	$1,931,223
Warrant liability	—	—	4,409	4,409
Total liabilities	$—	$—	$4,409	$4,409
There were no transfers between Level 2 and Level 3 of the fair value hierarchy during the years ended December 31, 2021 or 2020.
The following table provides a roll-forward of Level 3 liabilities measured at fair value:

	For the year ended December 31,
Warrant Liability	2021	2020	2019
	(In Thousands)
Balance, January 1	$4,409	$7,641	$7,296
Change in fair value of warrant liability included in earnings	(566)	(2,907)	8,657
Issuance of common stock on warrant exercise	(1,480)	(325)	(8,312)
Balance, December 31	$2,363	$4,409	$7,641

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The following table outlines the key inputs and assumptions used to calculate the fair value of the warrant liability in the Black-Scholes option-pricing model as of the dates indicated:

	As of December 31,
	2021	2020	2019
Common stock price	$21.85	$22.65	$33.18
Risk free interest rate	0.07%	0.11%	1.59%
Expected life	0.31 years	1.31 years	2.31 years
Expected volatility	26.3%	83.7%	41.4%
Dividend yield	—%	—%	—%
The changes in fair value of the warrant liability for the years ended December 31, 2021, 2020, and 2019 were driven by the exercise of outstanding warrants, as well as changes in the price of our common stock and other Black-Scholes model inputs during the respective periods.
Financial Instruments not Measured at Fair Value
On June 19, 2020, we issued $400 million aggregate principal amount of senior secured notes that mature on June 1, 2025 (the Notes) and used a portion of the proceeds from the Notes offering to repay the outstanding amount due under our $150 million term loan (2018 Term Loan). At December 31, 2021, the Notes were carried at a cost of $394.6 million, net of unamortized debt issuance costs of $5.4 million, and had a fair value of $454.6 million as assessed under our Level 2 hierarchy. At December 31, 2020, the Notes were carried at a cost of $393.3 million, net of unamortized debt issuance costs of $6.7 million, and had a fair value of $447.1 million.
5. Debt
Senior Secured Notes
At December 31, 2021, we had $400 million aggregate principal amount of senior secured notes outstanding. The Notes were issued pursuant to an indenture dated June 19, 2020 (the Indenture) and bear interest at a rate of 7.375%, payable semi-annually on June 1 and December 1. $244.4 million of proceeds from the Notes offering were contributed to our lead operating subsidiary, NMIC and remaining proceeds were used to repay the outstanding amount due under the 2018 Term Loan due on May 24, 2023 and to pay underwriting fees incurred connection with the offering.
The Notes mature on June 1, 2025. At any time, or from time to time, prior to March 1, 2025, we may elect to redeem the Notes in whole or in part at a price based on 100% of the aggregate principal amount of any Notes redeemed plus the "Applicable Premium," plus accrued and unpaid interest thereon. Applicable Premium is defined as the greater of (1) 1.0% of the principal amount of the Notes, or (2) the excess of the present value of the principal value of the Notes plus all future interest payments over the principal amount. At any time on or after March 1, 2025, we may elect to redeem the Notes in whole or in part at a price equal to 100% of the aggregate principal amount of the Notes to be redeemed plus accrued and unpaid interest thereon. From time to time prior to June 1, 2022, we may also elect to use proceeds raised from one or more equity offerings to redeem up to 40% of the aggregate principal amount of the Notes at a price equal to 107.375% of the aggregate principal amount thereof plus accrued and unpaid interest thereon, subject to certain exceptions.
Interest expense for the Notes includes interest and the amortization of capitalized debt issuance costs. In connection with the Notes offering, we recorded capitalized debt issuance costs of $7.4 million. Such amounts will be amortized over the contractual life of the Notes using the effective interest method. At December 31, 2021 and 2020, approximately $5.4 million and $6.7 million, respectively, of unamortized debt issuance costs remained.
Interest expense for the year ended December 31, 2020 includes $2.6 million of costs related to the extinguishment of the 2018 Term Loan and issuance of the Notes.
At December 31, 2021 and 2020, $2.5 million of accrued and unpaid interest on the Notes is included in "Accounts Payable and Accrued Expenses" on the consolidated balance sheet.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
2021 Revolving Credit Facility
On November 29, 2021, we amended our $110 million senior secured revolving credit facility (the 2020 Revolving Credit Facility and as amended, the 2021 Revolving Credit Facility), expanding the lender group, increasing the revolving capacity to $250 million, and extending the maturity from February 22, 2023 to the earlier of (x) November 29, 2025, or (y) if any existing senior secured notes remain outstanding on such date, February 28, 2025. Borrowings under the 2021 Revolving Credit Facility may be used for general corporate purposes, including to support the growth of our new business production and operations, and accrue interest at a variable rate equal to, at our discretion, (i) a Base Rate (as defined in the 2021 Revolving Credit Facility) subject to a floor of 1.00% per annum) plus a margin of 0.375% to 1.875% per annum or (ii) the Adjusted Term SOFR Rate (as defined in the 2021 Revolving Credit Facility) plus a margin of 1.375% to 2.875% per annum, with the margin in each of (i) or (ii) based on our applicable corporate credit rating at the time. As of December 31, 2021 and 2020, no amounts were drawn under the 2021 or 2020 Revolving Credit Facilities, respectively.
Under the 2021 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of December 31, 2021, the applicable commitment fee was 0.35%. For the year ended December 31, 2021, we recorded $0.4 million of commitment fees in interest expense.
We incurred debt issuance costs of $1.1 million in connection with the 2021 Revolving Credit Facility, and had $0.6 million of unamortized debt issuance costs associated with the 2020 Revolving Credit Facility remaining at the time of its amendment and replacement. Combined unamortized debt issuance will be amortized through interest expense on a straight-line basis over the contractual life of the 2021 Revolving Credit Facility. At December 31, 2021, remaining unamortized deferred debt issuance costs were $1.6 million.
We are subject to certain covenants under the 2021 Revolving Credit Facility, including, but not limited to, the following: a maximum debt-to-total capitalization ratio of 35%, compliance with the private mortgage insurer eligibility requirements (PMIERs) financial requirements (subject to any GSE approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants at December 31, 2021.
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
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the year ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In Thousands)
Net premiums written
Direct	$557,050	$455,172	$376,052
Ceded (1)	(88,539)	(66,528)	(43,400)
Net premiums written	$468,511	$388,644	$332,652

Net premiums earned
Direct	$536,630	$472,998	$398,303
Ceded (1)	(92,336)	(75,826)	(53,288)
Net premiums earned	$444,294	$397,172	$345,015
(1)    Net of profit commission.
Excess-of-loss reinsurance
NMIC is party to reinsurance agreements with the Oaktown Re Vehicles that provide it with aggregate excess-of-loss reinsurance coverage on defined portfolios of mortgage insurance policies. Under each agreement, NMIC retains a first layer of

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
aggregate loss exposure on covered policies and the respective Oaktown Re Vehicle then provides second layer loss protection up to a defined reinsurance coverage amount. NMIC then retains losses in excess of the respective reinsurance coverage amounts.
NMIC makes risk premium payments to the Oaktown Re Vehicles for the applicable outstanding reinsurance coverage amount and pays an additional amount for anticipated operating expenses (capped at $250 thousand per year, except with respect to Oaktown Re Ltd., for which the cap is $300 thousand per year). NMIC ceded aggregate premiums to the Oaktown Re Vehicles of $41.3 million, $22.8 million and $14.6 million during the years ended December 31, 2021, 2020 and 2019, respectively. The increase in premiums ceded year-on-year is due to the inception of the excess-of-loss reinsurance agreements that NMIC entered in with Oaktown Re IV Ltd. and Oaktown Re V Ltd. in 2020 and Oaktown Re VI Ltd. and Oaktown VII Ltd. in 2021.
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to the Oaktown Re Vehicles during the years ended December 31, 2021, 2020 and 2019, as the aggregate first layer risk retention for each applicable agreement was not exhausted during such periods.
Under the terms of each excess-of-loss reinsurance agreement, the Oaktown Re Vehicles are required to fully collateralize their outstanding reinsurance coverage amount to NMIC with funds deposited into segregated reinsurance trusts. Such trust funds are required to be invested in short-term U.S. Treasury money market funds at all times. Each Oaktown Re Vehicle financed its respective collateral requirement through the issuance of mortgage insurance-linked notes to unaffiliated investors. Such insurance-linked notes mature ten years from the inception date of each reinsurance agreement (except the notes issued by Oaktown Re VI Ltd. and Oaktown Re VII Ltd., which have a 12.5 year maturity). We refer to NMIC's reinsurance agreements with and the insurance-linked note issuances by Oaktown Re Vehicles individually as the 2017 ILN Transaction, 2018 ILN Transaction, 2019 ILN Transaction, 2020-1 ILN Transaction, 2020-2 ILN Transaction, 2021-1 ILN Transaction, and 2021-2 ILN Transaction, and collectively as the ILN Transactions.
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease over a ten-year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled (except the coverage provided by Oaktown Re VI Ltd. and Oaktown Re VII Ltd., which decreases over a 12.5 year period). As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction noteholders as amortization of the outstanding insurance-linked note principal balances. The outstanding reinsurance coverage amounts stop amortizing, and the collateral distribution to ILN Transaction noteholders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event). A Lock-Out Event was deemed to have occurred, effective June 25, 2020 for each of the 2017, 2018 and 2019 ILN Transactions (related to the default experience of the underlying reference pools for each respective transaction) and at inception of the 2021-1 and 2021-2 ILN Transactions (related to the initial build of their target credit enhancement levels), and the amortization of reinsurance coverage, and distribution of collateral assets and amortization of insurance-linked notes was suspended for each such ILN Transaction. The amortization of reinsurance coverage, distribution of collateral assets and amortization of insurance-linked notes will remain suspended for the duration of the Lock-Out Event for each such ILN Transaction, and during such period assets will be preserved in the applicable reinsurance trust account to collateralize the excess-of-loss reinsurance coverage provided to NMIC. Effective November 30, 2021, the Lock-Out Event for the 2017 ILN Transaction was deemed to have cleared and amortization of the associated reinsurance coverage, and distribution of collateral assets and amortization of the associated insurance-linked notes resumed.
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each of the ILN Transactions. Current amounts are presented as of December 31, 2021.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2017 ILN Transaction	May 2, 2017	1/1/2013 - 12/31/2016	$211,320	$27,425	$126,793	$121,163
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	264,545	158,489	125,312	122,569
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	231,877	123,424	122,548
2020-1 ILN Transaction	July 30, 2020	7/1/2019 - 3/31/2020	322,076	49,879	169,514	169,488
2020-2 ILN Transaction	October 29, 2020	4/1/2020 - 9/30/2020 (2)	242,351	155,129	121,777	121,177
2021-1 ILN Transaction (5)	April 27, 2021	10/1/2020 - 3/31/2021 (3)	367,238	367,238	163,708	163,708
2021-2 ILN Transaction (5)	October 26, 2021	4/1/2021 - 9/30/2021 (4)	363,596	363,596	146,229	146,229

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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
(4)    Approximately 2% of the production covered by the 2021-2 ILN Transaction has coverage reporting dates between July 1, 2019 and March 31, 2021.
(5)    As of December 31, 2021, the current reinsurance coverage amount on the 2021-1 ILN and 2021-2 ILN Transactions is equal to the initial reinsurance coverage amount, as the reinsurance coverage provided by the associated Oaktown Re vehicles will not decrease until a target credit enhancement level is met.

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
Under the terms of the 2018, 2019, and 2020-1 ILN Transactions, we are required to maintain a certain level of restricted funds in premium deposit accounts with Bank of New York Mellon until the respective notes have been redeemed in full. "Cash and cash equivalents" on our consolidated balance sheet includes restricted amounts of $3.2 million and $5.6 million as of December 31, 2021 and 2020, respectively. We are not required to deposit additional funds into the premium deposit accounts in the future and the restricted balances required under these transactions will decline over time as the outstanding principal balance of the respective insurance-linked notes are amortized.
Quota share reinsurance
NMIC is a party to five active quota share reinsurance treaties – the 2016 QSR Transaction, effective September 1, 2016, the 2018 QSR Transaction, effective January 1, 2018 and the 2020 QSR Transaction, effective April 1, 2020, the 2021 QSR Transaction, effective January 1, 2021 and the 2022 QSR Transaction, effective October 1, 2021 – which we refer to collectively as the QSR Transactions. Under each of the QSR Transactions, NMIC cedes a proportional share of its risk on eligible policies written during a discrete period to panels of third-party reinsurance providers. Each of the third-party reinsurance providers has an insurer financial strength rating of A- or better by Standard & Poor's Rating Service (S&P), A.M. Best Company, Inc. (A.M. Best) or both.
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
Under the terms of the 2021 QSR Transaction, NMIC cedes premiums earned related to 22.5% of the risk on eligible policies written in 2021, subject to an aggregate risk written limit which was exhausted on October 30, 2021. The 2021 QSR Transaction is scheduled to terminate on December 31, 2031. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2024, or at the end of any calendar quarter thereafter, which would result in NMIC recapturing the related risk.
Under the terms of the 2022 QSR Transaction, NMIC cedes premiums earned related to 20% of the risk on eligible policies written primarily between October 30, 2021 and December 31, 2022. The 2022 QSR Transaction is scheduled to

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
terminate on December 31, 2032. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2024 or semi-annually thereafter, which would result in NMIC recapturing the related risk.
In connection with the 2022 QSR Transaction, NMIC entered into an additional back-to-back quota share agreement that is scheduled to incept on January 1, 2023 (the 2023 QSR Transaction). Under the terms of the 2023 QSR Transactions, NMIC will cede premiums earned related to 20% of the risk on eligible policies written in 2023. The 2023 QSR Transaction is scheduled to terminate on December 31, 2033. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2025 or semi-annually thereafter, which would result in NMIC recapturing the related risk.
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
The following table shows amounts related to the QSR Transactions:

	For the year ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In Thousands)
Ceded risk-in-force	$8,194,604	$5,543,969	$5,137,249
Ceded premiums earned	(110,140)	(94,899)	(89,211)
Ceded claims and claim expenses	3,233	14,002	3,465
Ceding commission earned	23,473	18,526	17,652
Profit commission	59,104	41,902	50,513
Ceded premiums written under the 2016 QSR Transaction are recorded on the balance sheet as prepaid reinsurance premiums and amortized to ceded premiums earned in a manner consistent with the recognition of revenue on direct premiums. Under all other QSR Transactions, premiums are ceded on an earned basis as defined in the agreement. NMIC receives a 20% ceding commission for premiums ceded under the QSR Transactions. NMIC also receives a profit commission under each of the QSR Transactions, provided that the loss ratios on loans covered under the 2016, 2018, 2020, 2021 and 2022 QSR Transactions, generally remain below 60%, 61%, 50%, 57.5% and 62%, respectively, as measured annually. Ceded claims and claim expenses under each of the QSR Transactions reduce the respective profit commission received by NMIC on a dollar-for-dollar basis.
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. NMIC's reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to the 2016 QSR Transaction was $4.6 million as of December 31, 2021.
In accordance with the terms of the 2016, 2018, 2020, 2021 and 2022 QSR Transactions, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also recognized quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The aggregate reinsurance recoverable on loss reserves related to the 2018, 2020, 2021 and 2022 QSR Transactions was $15.7 million as of December 31, 2021.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
7. Reserves for Insurance Claims and Claim Expenses
We hold gross reserves in an amount equal to the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. A loan is considered to be in "default" as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. As of December 31, 2021, we had 6,227 primary loans in default and held gross reserves for insurance claims and claim expenses of $103.6 million. During the year ended December 31, 2021, we paid 82 claims totaling $2.6 million, including 79 claims covered under the QSR Transactions representing $0.5 million of ceded claims and claim expenses.
In 2013, we entered into a pool insurance transaction with Fannie Mae. The pool transaction includes a deductible, which represents the amount of claims to be absorbed by Fannie Mae before we are obligated to pay any claims. We only establish reserves for pool risk if we expect claims to exceed this deductible. At December 31, 2021, 96 loans in the pool were in default. These 96 loans represented approximately $7.3 million of RIF. Due to the size of the remaining deductible, our expectation that a limited number of loans in default will progress to a claim and the expected severity on such claim submissions (all loans in the pool had loan-to-value (LTV) ratios under 80% at origination), we did not establish any case or IBNR reserves for pool risk at December 31, 2021. In connection with the settlement of pool claims, we applied $1.0 million to the pool deductible through December 31, 2021. At December 31, 2021, the remaining pool deductible was $9.4 million. We have not paid any pool claims to date. 100% of our pool RIF is reinsured under the 2016 QSR Transaction.
We had 6,227 loans in default in our primary insured portfolio as of December 31, 2021 which represented a 1.22% default rate against 512,316 total policies in-force. We had 12,209 loans in default in our primary insured portfolio as of December 31, 2020, which represented a 3.06% default rate against 399,429 total policies in-force. Although our default count declined from December 31, 2020 to December 31, 2021, the population remains elevated compared to our historical experience due to the continued challenges certain borrowers are facing related to the COVID-19 pandemic and their decision to access the forbearance program for federally backed loans codified under the Coronavirus Aid, Relief and Economic Security Act (CARES Act) or similar programs made available by private lenders.
The size of the reserve we establish for each defaulted loan (and by extension our aggregate reserve for claims and claim expenses) reflects our best estimate of the future claim payment to be made for each individual loan in default. Our future claims exposure is a function of the number of defaulted loans that progress to claim payment (which we refer to as frequency) and the amount to be paid to settle such claims (which we refer to as severity). Our estimates of claims frequency and severity are not formulaic, rather they are broadly synthesized based on historical observed experience for similarly situated loans and assumptions about future macroeconomic factors. We generally observe that forbearance programs are an effective tool to bridge dislocated borrowers from a time of acute stress to a future date when they can resume timely payment of their mortgage obligations. The effectiveness of forbearance programs is enhanced by the availability of various repayment and loan modification options which allow borrowers to amortize or, in certain instances, outright defer payments otherwise due during the forbearance period over an extended length of time. In response to the COVID-19 pandemic, the FHFA and GSEs introduced new repayment and loan modification options to further assist borrowers with their transition out of forbearance programs and default status.
Our reserve setting process considers the beneficial impact of forbearance, foreclosure moratorium and other assistance programs available to defaulted borrowers. At December 31, 2021 and 2020, we generally established lower reserves for defaults that we consider to be connected to the COVID-19 pandemic given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses:

	For the year ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In Thousands)
Beginning balance	$90,567	$23,752	$12,811
Less reinsurance recoverables (1)	(17,608)	(4,939)	(3,001)
Beginning balance, net of reinsurance recoverables	72,959	18,813	9,810

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	23,433	66,943	14,737
Prior years (3)	(11,128)	(7,696)	(2,230)
Total claims and claim expenses incurred	12,305	59,247	12,507

Less claims paid:
Claims and claim expenses paid:
Current year (2)	16	586	204
Prior years (3)	2,017	4,515	3,849
Reinsurance terminations (4)	—	—	(549)
Total claims and claim expenses paid	2,033	5,101	3,504

Reserve at end of period, net of reinsurance recoverables	83,231	72,959	18,813
Add reinsurance recoverables (1)	20,320	17,608	4,939
Ending balance	$103,551	$90,567	$23,752
(1)    Related to ceded losses recoverable under the QSR Transactions. See Note 6, "Reinsurance" for additional information.
(2) Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $18.1 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the year ended December 31, 2021, $60.8 million attributed to net case reserves and $5.0 million attributed to net IBNR reserves for year ended December 31, 2020, and $13.2 million attributed to net case reserves and $1.3 million attributed to net IBNR reserves for year ended December 31, 2019.
(3) Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $6.3 million attributed to net case reserves and $5.0 million attributed to net IBNR reserves for the year ended December 31, 2021, $6.2 million attributed to net case reserves and $1.3 million attributed to net IBNR reserves for the year ended December 31, 2020, and $1.5 million attributed to net case reserves and $0.7 million attributed to net IBNR reserves for year ended December 31, 2019.
(4)    Represents the settlement of reinsurance recoverables in conjunction with the termination of one reinsurer under the 2016 QSR Transaction on a cut-off basis. See Note 6, "Reinsurance" for additional information.
The "claims incurred" section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $74.4 million related to prior year defaults remained as of December 31, 2021.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The following tables provide claim development data by accident year and a reconciliation to the reserve for insurance claims and claim expenses:

	Cumulative Incurred Claims and Allocated Claims Adjustment Expenses, net of Reinsurance (1)									As of December 31, 2021
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total of IBNR	Defaults (2)
($ Values In Thousands)
2013	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	—
2014		83	34	4	4	4	4	4	4	—	—
2015			699	664	743	764	894	894	894	—	—
2016				2,394	1,568	1,790	1,934	1,936	1,930	4	3
2017					6,028	3,475	3,570	3,807	3,716	5	9
2018						7,779	5,271	4,709	4,533	56	47
2019							14,391	7,229	5,781	192	228
2020								65,769	56,154	4,112	2,547
2021									22,847	362	3,393
								Total	$95,859	$4,731	6,227
(1)    Amounts include case and IBNR reserves.
(2)    Number of defaults outstanding as of December 31, 2021.

	Cumulative Paid Claims and Claims Adjustment Expenses, net of Reinsurance
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(In Thousands)
2013	$—	$—	$—	$—	$—	$—	$—	$—	$—
2014		—	4	4	4	4	4	4	4
2015			50	246	684	720	804	894	894
2016				171	890	1,596	1,826	1,827	1,877
2017					27	1,655	2,925	3,494	3,640
2018						130	1,981	3,537	3,780
2019							69	2,368	3,212
2020								586	1,320
2021									16
								Total	$14,743

Reconciliation of Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
(In Thousands)
As of December 31, 2021
Cumulative Incurred Claims and Allocated Claims Adjustment Expenses, net of Reinsurance	$95,859
Cumulative Paid Claims and Claims Adjustment Expenses, net of Reinsurance	14,743
Liabilities for unpaid claims and allocated claims adjustment expenses, net of reinsurance	81,116
Reinsurance recoverable on unpaid claims	20,320
Unallocated claims adjustment expenses	2,115
Total gross liability for unpaid claims and claim adjustment expenses	$103,551

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The following table shows the average percentage of claims and allocated claims adjustment expenses paid in the years following the incurrence of a claim:

	Average annual percentage payout of incurred claims and allocated claims adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8
Claims duration disclosure	2%	32%	82%	93%	96%	99%	100%	100%
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
The following table reconciles the net income and the weighted average shares of common stock outstanding used in the computations of basic and diluted EPS of common stock:

	For the year ended December 31,
	2021	2020	2019
	(In Thousands, except for per share data)
Net income	$231,130	$171,566	$171,957
Basic weighted average shares outstanding	85,620	78,023	67,573
Basic earnings per share	$2.70	$2.20	$2.54

Net income	$231,130	$171,566	$171,957
Gain from change in fair value of warrant liability	(566)	(2,907)	—
Diluted net income	$230,564	$168,659	$171,957

Basic weighted average shares outstanding	85,620	78,023	67,573
Dilutive effect of issuable shares	1,265	1,240	2,148
Diluted weighted average shares outstanding	86,885	79,263	69,721

Diluted earnings per share	$2.65	$2.13	$2.47

Anti-dilutive shares	3	58	565

9. Warrants
We issued 992 thousand warrants in connection with a private placement of our common stock in April 2012, of which 199 thousand remained outstanding available for exercise at December 31, 2021. Each warrant gives the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million.
During the year ended December 31, 2021, 113 thousand warrants were exercised resulting in the issuance of 86 thousand shares of common stock. Upon exercise, we reclassified approximately $1.5 million of warrant fair value from warrant liability to additional paid-in capital. During the year ended December 31, 2020, 18 thousand warrants were exercised resulting in the issuance of 11 thousand shares of common stock. Upon exercise, we reclassified approximately $0.3 million of warrant fair value from warrant liability to additional paid-in capital.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Changes in fair value of $0.1 million, $0.1 million, and $4.1 million were recognized for warrants exercised during the years ended December 31, 2021, 2020 and 2019, respectively.

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
The 2014 Plan was originally approved by our stockholders at our annual meeting on May 8, 2014 and authorized 4.0 million shares of common stock to be reserved for issuance. On May 11, 2017, our stockholders approved amendments to the 2014 Plan at our annual stockholder meeting, authorizing an additional 2.0 million shares of common stock for issuance, increasing the total shares of common stock reserved for issuance under the plan to 6.0 million with the full amount available to be issued as either RSUs or options. These shares may be either authorized but unissued shares or treasury shares.
For the years ended December 31, 2021, 2020 and 2019, we incurred $16.7 million, $11.1 million and $13.0 million, respectively, of expenses related to awards granted under our Stock Plans. We recognized gross income tax benefits of $3.5 million, $2.3 million and $2.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
A summary of option activity during the years ended December 31, 2021, 2020 and 2019, is as follows:

For the year ended December 31, 2021	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
	(Shares in Thousands)
Options outstanding at December 31, 2020	1,493	$5.02	$13.59
Options granted	—	—	—
Options exercised	(122)	(4.43)	11.42
Options forfeited	—	—	—
Options expired	—	—	—
Options outstanding at December 31, 2021	1,371	$5.07	$13.78

For the year ended December 31, 2020	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
	(Shares in Thousands)
Options outstanding at December 31, 2019	1,928	$4.84	$13.04
Options granted	—	—	—
Options exercised	(435)	4.21	11.17
Options forfeited	—	—	—
Options expired	—	—	—
Options outstanding at December 31, 2020	1,493	$5.02	$13.59

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

For the Year Ended December 31, 2019	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
	(Shares in Thousands)
Options outstanding at December 31, 2018	2,882	$4.24	$11.42
Options granted	163	8.85	22.19
Options exercised	(1,117)	3.88	10.19
Options forfeited	—	—	—
Options expired	—	—	—
Options outstanding at December 31, 2019	1,928	$4.84	$13.04
As of December 31, 2021, there were 1.3 million fully vested and exercisable options. During the year ended December 31, 2021, 0.1 million options were exercised with an aggregate intrinsic value of $1.5 million.
The weighted average exercise price for fully vested and exercisable options outstanding as of December 31, 2021 was $13.51 and the weighted average remaining contractual life of such options was 3.95 years as of December 31, 2021. The aggregate intrinsic value of such fully vested and exercisable options was $11.1 million as of December 31, 2021.
As of December 31, 2021, there was $14 thousand of total unrecognized compensation cost related to non-vested stock options. The weighted-average period over which total remaining unrecognized compensation costs related to non-vested stock options will be recognized is 0.12 years.
No stock options were granted during the years ended December 31, 2021 and 2020. The estimated grant date fair value of stock options granted during the year ended December 31, 2019 was calculated using the Black-Scholes valuation model based on the following assumptions:

For the year ended December 31, 2019
Expected life	6 years
Risk free interest rate	2.57%
Dividend yield	—%
Expected stock price volatility	36.8%
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
Dividend yield - is calculated by dividing the expected annual dividend by our stock price at the valuation date.
Expected price volatility - is a measure of the amount by which a price has fluctuated or is expected to fluctuate.
A summary of RSU activity during the years ended December 31, 2021, 2020 and 2019 is as follows:

For the year ended December 31, 2021	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2020	1,062	$21.61
Restricted stock units granted	589	23.73
Restricted stock units vested	(536)	19.98
Restricted stock units forfeited	(40)	21.58
Non-vested restricted stock units at December 31, 2021	1,075	$23.59

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

For the year ended December 31, 2020	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2019	1,202	$18.67
Restricted stock units granted	646	22.67
Restricted stock units vested	(664)	17.68
Restricted stock units forfeited	(122)	19.55
Non-vested restricted stock units at December 31, 2020	1,062	$21.61

For the Year Ended December 31, 2019	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2018	1,753	$12.06
Restricted stock units granted	470	24.42
Restricted stock units vested	(970)	9.71
Restricted stock units forfeited	(51)	15.06
Non-vested restricted stock units at December 31, 2019	1,202	$18.67
At December 31, 2021, we had 1.1 million granted and non-vested RSUs, consisting of 0.9 million RSUs that are subject to service condition vesting requirements and 0.2 million RSUs that are subject to performance and service condition vesting requirements. The total fair value of RSUs vested during the year ended December 31, 2021 was $10.7 million. The remaining weighted average contractual life of non-vested RSUs was 1.24 years. As of December 31, 2021 and 2020, there were $8.8 million of total unrecognized compensation costs related to non-vested RSUs. The weighted-average period over which total remaining unrecognized compensation costs related to non-vested RSUs outstanding at December 31, 2021 will be recognized is 1.25 years.
Non-vested RSUs subject to service condition vesting requirements vest over a period ranging from one to five years. Non-vested RSUs subject to performance and service condition vesting requirements vest over a three-year period, with the number of shares issued upon vesting based on the actual achievement of compound annual book value per share growth compared to a target established at the time of grant. The grant date fair value of non-vested RSUs is measured as the closing price of our common stock on the date of grant less the present value of anticipated dividends to be paid during the vesting period.
401(k) Savings Plan
We offer our employees a 401(k) Savings Plan (401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (IRC). Under the 401(k) Plan, we match up to 100% of eligible employees' pre-tax contributions up to 5% of eligible compensation. During the years ended December 31, 2021, 2020 and 2019, we incurred approximately $2.0 million, $2.2 million and $2.5 million of expense related to our matching 401(k) Plan contributions, respectively.
11. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. NMIH files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries.
Total income tax expense consists of the following components:

	For the year ended December 31,
	2021	2020	2019
	(In Thousands)
Current	$85	$34	$(386)
Deferred	65,510	46,506	45,082
Total income tax expense	$65,595	$46,540	$44,696
For the years ended December 31, 2021, 2020 and 2019, we had income tax expenses of $65.6 million, $46.5 million,

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
and $44.7 million, respectively, including amounts related to current state income taxes and changes to our federal and state net deferred tax liability.
The following table presents a reconciliation between the federal statutory income tax rate and our effective income tax rate:

	For the year ended December 31,
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State provision	0.5%	0.5	0.5
Share-based and other compensation	0.6%	0.1	(1.7)
Warrant gain/loss	—%	(0.3)	0.9
Other	—%	—	(0.1)
Effective income tax rate	22.1%	21.3%	20.6%

The components of our net deferred tax asset are summarized as follows:

	As of December 31,
	2021	2020
Deferred tax asset	(In Thousands)
Net operating loss carry forwards	$8,759	$7,938
Share-based compensation	6,090	5,067
Unearned premium reserve	5,878	4,844
Accrued expenses	2,852	3,198
Other	1,067	1,592
Total gross deferred tax asset	24,646	22,639
Less: valuation allowance	(8,582)	(7,610)
Total deferred tax asset	16,064	15,029
Deferred tax liability
Contingency reserve	(157,919)	(91,429)
Deferred acquisition costs	(12,797)	(13,381)
Capitalized software	(7,286)	(5,569)
Unrealized gain on investments	(1,503)	(15,432)
Other	(734)	(1,804)
Total deferred tax liability	(180,239)	(127,615)
Net deferred income tax (liability)	$(164,175)	$(112,586)
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent.
During the years ended December 31, 2021, 2020 and 2019, we purchased $42.9 million, $38.8 million and $7.6 million, of tax and loss bonds, respectively. As a result, we had no current federal income tax provision for the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021 and 2020, we held $89.2 million and $46.4 million of tax and loss bonds, respectively, in "Other assets" in our consolidated balance sheet.

At December 31, 2021, we had a federal net operating loss carryforward of $1.8 million which expires in varying amounts in 2030 and 2031, and state net operating loss carryforward of $132.4 million which expire in varying amounts from 2031 to 2042. Section 382 of the IRC imposes annual limitations on a corporation's ability to utilize its net operating loss carryforwards if it experiences an "ownership change." As a result of the acquisition of our insurance subsidiaries in 2012, $7.3 million of federal net operating losses were subject to annual limitations of $0.8 million through 2016, and $0.3 million,

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
thereafter, through 2028. Our federal net operating loss carryforward arises from this limitation and the constraint on our ability to utilize the net operating loss carryforward in full during the current period.

At December 31, 2021 and 2020, we recorded valuation allowances of $8.6 million and $7.6 million, respectively, against state net deferred tax assets that may not be realized in future periods. The valuation allowances for both years primarily relate to state net operating losses generated by NMIH, as NMIH operates at a loss and currently only generates revenue from its investment portfolio.

As of December 31, 2021 and 2020, we had zero reserves for unrecognized tax benefits as we have taken no material uncertain tax positions that would have required a reserve to be measured and recognized.

We file income tax returns with the U.S. federal government and various state jurisdictions that are subject to potential examination by tax authorities. We are not currently under examination by federal or state jurisdictions. Our U.S. federal income tax returns for 2018 and subsequent years, and state income tax returns for 2017 and subsequent years, remain open by statute.

12. Software and Equipment
Software and equipment consist largely of capitalized software developed to support our mortgage insurance operations. Software and equipment, net of accumulated amortization and depreciation, as of December 31, 2021 and 2020, consists of the following:

	December 31, 2021	December 31, 2020
	(In Thousands)
Software	$72,481	$59,677
Equipment	9,654	9,123
Leasehold improvements	3,402	3,402
Subtotal	85,537	72,203
Accumulated amortization and depreciation	(53,490)	(42,538)
Software and equipment, net	$32,047	$29,665
Capitalized costs for software, equipment, and leasehold improvements during the years ended December 31, 2021, 2020 and 2019 were $13.6 million, $14.5 million, and $10.6 million, respectively. Amortization and depreciation expense for software, equipment, and leasehold improvements for the years ended December 31, 2021, 2020, and 2019 were $11.2 million, $9.9 million, and $9.3 million, respectively.
13. Intangible Assets and Goodwill
Intangible assets and goodwill consist of identifiable intangible assets and goodwill purchased in connection with the acquisition of our insurance subsidiaries. Intangible assets and goodwill as of both December 31, 2021 and 2020 were as follows:

	(In Thousands)	Expected Lives
Goodwill	$3,244	Indefinite
State licenses	260	Indefinite
GSE applications	130	Indefinite
Total intangible assets and goodwill	$3,634
We test goodwill and intangible assets for impairment annually or more frequently if we believe indicators of impairment exist. No impairments of indefinite-lived intangibles or goodwill were identified during the years ended December 31, 2021, 2020 and 2019.
14. Commitments and Contingencies
PMIERs
As an approved insurer, NMIC is subject to ongoing compliance with the PMIERs established by each of the GSEs (italicized terms have the same meaning that such terms have in the PMIERs, as described below). The PMIERs establish operational, business, remedial and financial requirements applicable to approved insurers. The PMIERs financial requirements

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
prescribe a risk-based methodology whereby the amount of assets required to be held against each insured loan is determined based on certain loan-level risk characteristics, such as FICO, vintage (year of origination), performing vs. non-performing (i.e., current vs. delinquent), LTV and other risk features. In general, higher quality loans carry lower charges.
Under the PMIERs, approved insurers must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an approved insurer's RIF, assessed on a loan-by-loan basis against certain risk-based factors derived from tables set out in the PMIERs, which is then adjusted on an aggregate basis for reinsurance transactions approved by the GSEs, such as with respect to our ILN Transactions and QSR Transactions. The aggregate gross risk-based required asset amount for performing, primary insurance is subject to a floor of 5.6% of performing, primary adjusted RIF, and the risk-based required asset amount for pool insurance considers both factors in the PMIERs tables and the net remaining stop loss for each pool insurance policy.
By April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. We certified to the GSEs by April 15, 2021, that NMIC was in full compliance with the PMIERs as of December 31, 2020. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of a failure to meet one or more of the PMIERs requirements. We continuously monitor NMIC's compliance with the PMIERs.
Leases
We have two operating lease agreements related to our corporate headquarters and a data center facility for which we recognized operating ROU assets and lease liabilities of $2.6 million and $2.9 million in "Other assets" and "Other liabilities," respectively, on our consolidated balance sheet as of December 31, 2021. As of December 31, 2020, we recognized operating ROU assets and lease liabilities of $4.6 million and $5.3 million, respectively. As of December 31, 2021 and 2020, we did not have any finance leases.
We did not enter any new operating leases or recognize any new ROU assets or lease liabilities during the years ended December 31, 2021 and 2020. ROU assets exchanged for new operating lease liabilities for the year ended December 31, 2019 were $8.1 million, primarily in connection with our initial adoption of ASU 2016-02, Leases (Topic 842).

The following table provides a summary of our ROU asset and lease liability assumptions as of December 31, 2021:

Weighted-average remaining lease term	1.2 years
Weighted-average discount rate	6.21%
Cash paid on our operating leases for the years ended December 31, 2021, 2020 and 2019 was $2.6 million, $2.5 million and $2.5 million and lease expense incurred was $2.3 million, $2.3 million and $2.2 million during each respective period, reflecting the net benefit of incentives received at inception of the lease.
Future payments due under our existing operating leases as of December 31, 2021 are as follows:

Years ending December 31,	(In Thousands)
2022	$2,574
2023	462
Total undiscounted lease payments	3,036
Less effects of discounting	(135)
Present value of lease payments	$2,901
In January 2022 we modified the lease for our corporate headquarters, securing a reduction in pricing and incremental leasehold improvement concessions, reducing the square footage of leased space and extending the remaining term through March 2030. In connection with these changes we expect to record a net increase of approximately $9.0 million to both ROU assets and lease liabilities, in the first quarter of 2022. Future lease payments due at the time of modification are $15.9 million and supersede any future payments otherwise due under the previous lease for our corporate headquarters outstanding as of December 31, 2021.
Lease expense is recorded in underwriting and operating expenses on our consolidated statement of operations. Our operating leases have original terms that range from three to seven years. The existing and modified lease for our corporate

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
headquarters both include an option to renew for an additional five years at prevailing market rates at time of renewal. Such renewal option is not included in the calculation of future lease payments due under the existing lease as presented above.
15. Common Stock
As of December 31, 2021, we had 85.8 million outstanding shares of Class A common stock. Holders of our common stock have no preemptive or conversion rights or other subscription rights, and there are no redemption or sinking fund provisions applicable to the common stock. Each holder of our common stock is entitled to one vote per share on all matters to be voted upon by stockholders, and there are no cumulative voting rights. Holders of common stock are entitled to receive dividends ratably if any are declared.
As of December 31, 2020, we had 85.2 million outstanding shares of Class A common stock. On June 8, 2020, we completed the sale of 15.9 million shares of common stock which generated proceeds of $219.7 million, net of underwriting discounts, commissions and other direct offering expenses.
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
NMIC and Re One's combined statutory net income (loss), statutory surplus, contingency reserve, statutory capital and risk-to-capital (RTC) ratios as of and for the years ended December 31, 2021, 2020 and 2019 were as follows:

	As of and for the year ended December 31,
	2021	2020	2019
	(In Thousands)
Statutory net income (loss)	$37,950	$(20,136)	$15,233

Statutory surplus	899,476	894,331	449,602
Contingency reserve	1,036,639	768,324	531,825
Statutory capital (1)	1,936,115	1,662,655	981,427

Risk-to-capital (2)	11.6:1	11.7:1	15.8:1
(1) Represents the total of the statutory surplus and contingency reserve.
(2) Excludes Re One as of December 31, 2021 as it had no risk in force remaining following the termination and commutation of the reinsurance agreement with
NMIC.

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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The NAIC formed a Mortgage Guaranty Insurance Working Group (the Working Group) in 2012 to discuss, develop and recommend changes to the regulatory oversight and solvency standards of the mortgage insurance industry, including changes to the Mortgage Guaranty Insurance Model Act (Model Act). The Working Group has proposed amendments to the Model Act that include, among other changes, the introduction of a risk-based capital model. If adopted by the NAIC, some or all of the 16 states that currently have minimum statutory capital requirements, and potentially others that do not, could enact a portion or all of the revised Model Act, including the loan-level capital model. Such risk-based capital model, if introduced and enacted at a state level, is not expected to replace maximum permitted RTC ratio or minimum policyholders' position as the determinant driver of mortgage insurer minimum statutory capital requirements; rather, it is expected that such enactment would introduce new, non-operative statutory disclosure requirements.
As of December 31, 2021, NMIC's performing primary RIF, net of reinsurance, was approximately $22.3 billion and its RTC ratio was 11.6:1. As of December 31, 2020, NMIC's performing primary RIF, net of reinsurance, was approximately $19.4 billion and its RTC ratio was 12.0:1.
Reinsurance
Prior to January 10, 2019, Ohio regulation limited the amount of risk a mortgage insurer was permitted to retain on a single loan to 25% of the borrower's indebtedness (after giving effect to third-party reinsurance) and, as a result, the portion of such insurance in excess of 25% was required to be reinsured. Ohio repealed this requirement for future periods beginning January 10, 2019. Several other states previously imposed similar coverage restrictions and repealed these measures prior to 2018. To comply with these previous state coverage limits, NMIC and Re One had a reinsurance agreement in place under which Re One provided reinsurance to NMIC on certain insured loans with coverage levels in excess of 25%, after giving effect to third-party reinsurance.
Effective October 1, 2021, the reinsurance agreement between NMIC and Re One was commuted and all ceded risk was transferred back to NMIC. In connection with the commutation, Re One paid $8.4 million of fees to NMIC to settle all outstanding reinsurance obligations. Following the commutation, NMIC will no longer cede any premiums or loss to Re One, and Re One has no risk in force or further obligation on future claims.
Dividend Restrictions
NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware law provides that dividends are only payable out of a corporation's capital surplus or, subject to certain limitations, recent net profits.
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs that may restrict their ability to pay dividends to NMIH. Under Wisconsin law, NMIC and Re One may pay dividends up to specified levels (i.e., "ordinary" dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts (i.e.,"extraordinary" dividends), are subject to the Wisconsin OCI's prior approval. Under Wisconsin law, an extraordinary dividend is defined as any payment or distribution that together with other dividends and distributions made within the preceding twelve months exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the twelve-month period ending the preceding December 31. NMIC has the capacity to pay aggregate ordinary dividends of $34.9 million to NMIH during the twelve-month period ending December 31, 2022.
Following the commutation of the reinsurance agreement between NMIC and Re One, Re One distributed $26.0 million to NMIH in the form of a $1.6 million ordinary dividend and a $24.4 million extraordinary dividend with prior approval of the WI OCI.
The Wisconsin OCI has approved the allocation of interest expense on the $400 million Notes and $250 million 2021 Revolving Credit Facility to NMIC, to the extent proceeds from such offering and facility are distributed to NMIC or used to repay, redeem or otherwise defease amounts raised by NMIC under prior credit arrangements that have previously been distributed to NMIC.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
As an approved insurer under PMIERs, NMIC would generally be subject to prior GSE approval of its ability to pay dividends to NMIH if it failed to meet the financial requirements prescribed by PMIERs. In response to the COVID-19 pandemic, the GSEs issued temporary PMIERs guidance, effective for the period from June 30, 2020 to June 30, 2021, that requires approved insurers to secure approval from the GSEs prior to paying any dividends, even if the approved insurer otherwise satisfies the financial requirements prescribed by PMIERs. On June 30, 2021, the GSEs updated the temporary PMIERs guidance to permit approved insurers to pay dividends without securing prior approval if certain prescribed financial requirements are met during the period from July 1, 2021 to December 31, 2021. NMIC did not pay any dividends during the year ended December 31, 2021.
17. Quarterly Financial Data (Unaudited)

	2021 Quarters				2021
	First	Second	Third	Fourth	Year
	(In Thousands, except per share data)
Net premiums earned	$105,879	$110,888	$113,594	$113,933	$444,294
Net investment income	8,814	9,382	9,831	10,045	38,072
Net realized investment gains	—	12	3	714	729
Other revenues	501	483	613	380	1,977
Insurance claims and claim expenses (benefit)	4,962	4,640	3,204	(500)	12,305	(2)
Underwriting and operating expenses	34,065	34,725	34,669	38,843	142,303	(2)
Service expenses	591	481	787	650	2,509
Interest expense	7,915	7,922	7,930	8,029	31,796
Loss (gain) from change in fair value of warrant liability	205	(658)	—	(112)	(566)	(2)
Pre-tax income	67,456	73,655	77,451	78,162	296,725	(2)
Income tax expense	14,565	16,133	17,258	17,639	65,595
Net income	$52,891	$57,522	$60,193	$60,523	$231,130	(2)

Basic earnings per share (1)	$0.62	$0.67	$0.70	$0.71	$2.70
Diluted earnings per share (1)	$0.61	$0.65	$0.69	$0.69	$2.65

Weighted average common shares outstanding - basic	85,317	85,647	85,721	85,757	85,620
Weighted average common shares outstanding - diluted	86,487	86,819	86,880	87,117	86,885
(1)    Due to the use of weighted average shares outstanding when calculating EPS, the sum of quarterly per share data may not equal the per share data for the year.
(2)    May not foot by summing up the quarterly results due to rounding.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
18. Subsequent Event
On February 10, 2022, the Board of Directors has approved a $125 million share repurchase program through December 31, 2023, that enables the company to repurchase its common stock. The authorization provides NMI the flexibility to repurchase shares from time to time in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2021, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which appears below.
There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
NMI Holdings, Inc.
Emeryville, California
Opinion on Internal Control over Financial Reporting
We have audited NMI Holdings, Inc.'s (the "Company's") internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company and subsidiaries at December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and financial statement schedules listed in the accompanying index and our report dated February 15, 2022 expressed an unqualified opinion thereon.
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
February 15, 2022

Item 9B. Other Information
    None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2021. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2021. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2021. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Equity Compensation Plans Information
The following table sets forth information as of December 31, 2021 with respect to compensation plans under which shares of the Company's common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (2)	Weighted-average exercise price of outstanding options, warrants, and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (4)
Equity compensation plans approved by security holders (1)	2,445,741	$13.78	1,813,485
Equity compensation plans not approved by security holders	—	—	—
Total	2,445,741	$13.78	1,813,485
(1)    NMI Holdings, Inc. 2012 Stock Incentive Plan (2012 Plan) and NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan (2014 Plan).
(2)    Includes 1,106,889 and 263,800 shares to be issued upon exercise of outstanding stock options under the 2012 and 2014 Plans, respectively, and
71,428 and 1,003,624 unvested RSUs granted under the 2012 and 2014 Plans, respectively.
(3)    Weighted-average exercise price is based solely on outstanding options.
(4)    The amount shown includes 481,733 shares available for use with awards granted under the 2012 Plan and 1,331,752 shares available for use with awards granted under the 2014 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
    The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2021. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2021. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1.    Financial Statements — See the "Index to Financial Statements" included in Item 8 of this report for a list of the financial statements filed as part of this report.
2.    Financial Statement Schedules — See the "Index to Financial Statement Schedules" on page 138 of this report for a list of the financial statement schedules filed as part of this report.
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

10.8 ~	Offer Letter by and between NMI Holdings, Inc. and William Leatherberry, dated July 11, 2014 (incorporated herein by reference to Exhibit 10.10 to our Form 10-Q, filed on April 28, 2016)
10.9 ~	Offer Letter by and between NMI Holdings, Inc. and Adam Pollitzer, dated September 9, 2021 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on September 9,2021)
10.10 ~	Offer Letter by and between NMI Holdings, Inc. and Ravi Mallela, dated December 20, 2021 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 21, 2021)
10.11 ~
Form of Indemnification Agreement between NMI Holdings, Inc. and its directors and certain executive officers (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on November 25, 2014)

10.12 +
Commitment Letter dated July 12, 2013 for Bulk Fannie Mae-Paid Loss-on-Sale Mortgage Insurance on the Portfolio of approximately $5.46 billion Purchased by Fannie Mae and Identified by Fannie Mae as Deal No. 2013 MIRT 01 and by the Company as Policy No. P-0001-01 (incorporated herein by reference to Exhibit 10.14 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.13
Credit Agreement, dated May 24, 2018, between NMI Holdings, Inc., the lender party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.1 to our Form 8-K, filed on May 25, 2018)

10.14
Extension Amendment, dated as of March 20, 2020, to the Company's Credit Agreement, dated as of May 24, 2018, by and among the Company, the lender parties thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on March 20, 2020)

10.15
Joinder Agreement, dated as of March 20, 2020, to the Company's Credit Agreement, dated as of May 24, 2018, by and among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and Citibank, N.A. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on March 20, 2020)

10.16
Amendment No. 1, dated as of May 6, 2020, to the Company's Credit Agreement, dated as of May 24, 2018, by and among the Company, the lender parties thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on May 6, 2020)

10.17
Joinder Agreement, dated as of October 29, 2020, to the Company's Credit Agreement, dated as of May 24, 2018, by and among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and Citibank, N.A. (incorporated herein by reference to Exhibit 10.20 to our Form 10-Q, filed on November 11, 2020)

10.18
Amended and Restated Credit Agreement, dated as of November 29, 2021, by and among the Company, the lender parties thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on November 30, 2021)

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

10.32 ~	Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Restricted Stock Unit Award Agreement for Employees (incorporated herein by reference to Exhibit 10.31 to our Form 10-Q, filed on May 2, 2019)
10.33 ~	Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Agreement for Employees (incorporated herein by reference to Exhibit 10.32 to our Form 10-Q, filed on May 2, 2019)
10.34 ~
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

21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
22.1	Guaranteed Securities by Subsidiary Guarantor
23.1	Consent of BDO USA, LLP
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from NMI Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in XBRL (eXtensible Business Reporting Language):
     (i) Consolidated Balance Sheets as of December 31, 2021 and 2020
     (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2021
     (iii) Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2021
     (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2021, and
     (v) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

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

NMI HOLDINGS, INC.
Date: February 15, 2022	By: /s/ Adam S. Pollitzer
Name: Adam S. Pollitzer Title: Chief Executive Officer

Signature	Title	Date
/s/ Adam S. Pollitzer
Adam S. Pollitzer /s/ Ravi Mallela	Chief Executive Officer (Principal Executive Officer)	February 15, 2022
Ravi Mallela /s/ Julie C. Norberg	Chief Financial Officer (Principal Financial Officer)	February 15, 2022
Julie C. Norberg /s/ Bradley M. Shuster	Chief Accounting Officer and Controller	February 15, 2022
Bradley M. Shuster /s/ Steven L. Scheid	Executive Chairman	February 15, 2022
Steven L. Scheid /s/ James G. Jones	Director	February 15, 2022
James G. Jones /s/ Regina Muehlhauser	Director	February 15, 2022
Regina Muehlhauser /s/ Michael Montgomery	Director	February 15, 2022
Michael Montgomery /s/ Michael Embler	Director	February 15, 2022
Michael Embler /s/ Lynn S. McCreary	Director	February 15, 2022
Lynn S. McCreary /s/ Priya Huskins	Director	February 15, 2022
Priya Huskins	Director	February 15, 2022

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in our Consolidated Financial Statements and notes thereto.

NMI HOLDINGS, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2021	Amortized Cost	Fair Value	Amount Reflected on Balance Sheet
	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$29,443	$30,424	$30,424
Municipal debt securities	553,793	554,078	554,078
Corporate debt securities	1,388,204	1,393,830	1,393,830
Asset-backed securities	96,324	96,581	96,581
Total bonds	2,067,764	2,074,913	2,074,913
Short-term investments	11,009	11,018	11,018
Total investments	$2,078,773	$2,085,931	$2,085,931

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
PARENT COMPANY ONLY

	December 31, 2021	December 31, 2020
	(In Thousands, except for share data)
Assets
Fixed maturities, available-for-sale, at fair value	$84,854	$52,867
Cash and cash equivalents	21,181	19,146
Investment in subsidiaries, at equity in net assets	1,951,124	1,724,360
Accrued investment income	367	263
Prepaid expenses	2,983	2,912
Due from affiliates, net	86,366	76,892
Software and equipment, net	32,047	29,665
Other assets	4,251	5,676
Total assets	$2,183,173	$1,911,781
Liabilities
Debt	$394,623	$393,301
Accounts payable and accrued expenses	42,246	30,802
Warrant liability, at fair value	2,363	4,409
Deferred tax liability, net	175,254	108,424
Other liabilities	2,901	5,254
Total liabilities	617,387	542,190

Shareholders' equity
Common stock - class A shares, $0.01 par value; 85,792,849 and 85,163,039 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively (250,000,000 shares authorized)	858	852
Additional paid-in capital	955,302	937,872
Accumulated other comprehensive income, net of tax	1,485	53,856
Retained earnings	608,141	377,011
Total shareholders' equity	1,565,786	1,369,591
Total liabilities and shareholders' equity	$2,183,173	$1,911,781

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF OPERATIONS
PARENT COMPANY ONLY

	For the year ended December 31,
	2021	2020	2019
	(In Thousands)
Revenues
Net investment income	$327	$398	$1,124
Net realized investment gains	10	23	1
Total revenues	337	421	1,125

Expenses
Other operating expenses	8,264	9,262	11,714
Interest expense	68	—	—
(Gain) loss from change in fair value of warrant liability	(566)	(2,907)	8,657
Total expenses	7,766	6,355	20,371

Equity in net income of subsidiaries	303,970	217,134	226,480

Income before income taxes	296,541	211,200	207,234
Income tax expense	65,411	39,634	35,277
Net income	$231,130	$171,566	$171,957

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains in accumulated other comprehensive (loss) income, net of tax (benefit) expense of $(95), $25, and $82 for each of the years in the three-year period ended December 31, 2021, respectively	(357)	94	308
Reclassification adjustment for gains included in net income, net of tax expense of $2, $5 and $0 for each of the years in the three-year period ended December 31, 2021, respectively	(8)	(18)	—
Equity in other comprehensive (loss) income of subsidiaries	(52,006)	36,492	31,812
Other comprehensive (loss) income, net of tax	(52,371)	36,568	32,120
Comprehensive income	$178,759	$208,134	$204,077

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY

	For the year ended December 31,
	2021	2020	2019
Cash flows from operating activities	(In Thousands)
Net income	$231,130	$171,566	$171,957
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) loss from change in fair value of warrant liability	(566)	(2,907)	8,657
Net realized investment gains	(10)	(23)	(1)
Depreciation and amortization	801	807	286
Amortization of debt discount and debt issuance costs	1,861	4,036	1,011
Deferred income taxes	66,941	45,483	44,030
Share-based compensation expense	16,678	11,115	13,031
Changes in operating assets and liabilities:
Investment in subsidiaries, at equity in net assets	(302,165)	(217,134)	(226,480)
Accrued investment income	(104)	(44)	(3)
Receivable from affiliates	(9,474)	(14,651)	(20,902)
Prepaid expenses	(71)	420	(409)
Other assets	(425)	(336)	165
Accounts payable and accrued expenses	10,068	4,592	(1,640)
Net cash provided by provided by (used in) operating activities	14,664	2,924	(10,298)
Cash flows from investing activities
Capitalization of subsidiaries	(800)	(445,448)	(800)
Purchase of short-term investments	(10,640)	(19,897)	(104,192)
Purchase of fixed-maturity investments, available-for-sale	(2,797)	(53,504)	(2,186)
Proceeds from maturity of short-term investments	—	41,228	111,539
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	4,464	20,241	5,877
Software and equipment	(1,026)	(2,633)	(854)
Net cash (used in) provided by investing activities	(10,799)	(460,013)	9,384
Cash flows from financing activities
Proceeds from issuance of common stock related to public offering, net of issuance costs	—	219,687	—
Proceeds from issuance of common stock related to employee equity plans	4,201	8,871	21,748
Proceeds from issuance of common stock related to warrant exercises	503	—	—
Taxes paid related to net share settlement of equity awards	(5,426)	(8,961)	(18,248)
Proceeds from senior secured notes	—	400,000	—
Repayments of term loan	—	(147,750)	(1,500)
Payments of debt issuance costs	(1,108)	(9,043)	—
Net cash provided by financing activities	(1,830)	462,804	2,000

Net increase in cash, cash equivalents and restricted cash	2,035	5,715	1,086
Cash, cash equivalents and restricted cash, beginning of period	19,146	13,431	12,345
Cash, cash equivalents and restricted cash, end of period	$21,181	$19,146	$13,431

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
Note B
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs that may restrict their ability to pay dividends to NMIH. Under Wisconsin law, NMIC and Re One may pay dividends up to specified levels (i.e., "ordinary" dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts (i.e.,"extraordinary" dividends), are subject to the Wisconsin OCI's prior approval. Under Wisconsin law, an extraordinary dividend is defined as any payment or distribution that together with other dividends and distributions made within the preceding twelve months exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the twelve-month period ending the preceding December 31. During the year ended December 31, 2021, Re One distributed $26.0 million to NMIH in the form of a $1.6 million ordinary dividend and a $24.4 million extraordinary dividend. NMIC has the capacity to pay aggregate ordinary dividends of $34.9 million to NMIH during the twelve-month period ending December 31, 2022.
The remaining net assets from dividend capacity are considered restricted. As of December 31, 2021, the amount of restricted net assets held by our consolidated insurance subsidiaries, which represents our equity investment in those insurance subsidiaries less their aggregate dividend capacity, totaled $2.0 billion, compared to $1.7 billion as of December 31, 2020.
Note C
The Parent Company provides certain services to its subsidiaries. The Parent Company allocates to its subsidiaries corporate expense it incurs in the capacity of supporting those subsidiaries, based on either an allocated percentage of time spent or internally allocated capital. Total operating expenses allocated to subsidiaries for each of the years in the three year period ended December 31, 2021 were $149.4 million, $152.9 million and $117.1 million, respectively. Amounts charged to the subsidiaries for operating expenses are based on actual cost, without any mark-up. The Parent Company considers these charges fair and reasonable. The subsidiaries reimburse the Parent Company for these costs in a timely manner, which has the impact of improving the cash flows of the Parent Company.

NMI HOLDINGS, INC.
SCHEDULE IV - FINANCIAL INFORMATION OF REGISTRANT
REINSURANCE

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the years ended December 31,	(In thousands)
2021	$536,630	$92,336	$—	$444,294	—%
2020	472,998	75,826	—	397,172	—%
2019	398,303	53,288	—	345,015	—%