Form 10-Q
period 2022-03-31
NMI Holdings, Inc.
filed 2022-05-05
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on May 2, 2022 was 86,079,031 shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
    This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and the U.S. Private Securities Litigation Reform Act of 1995. Any statements about our expectations, outlook, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipate," "believe," "can," "could," "may," "predict," "assume," "potential," "should," "will," "estimate," "perceive," "plan," "project," "continuing," "ongoing," "expect," "intend" or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. All forward-looking statements are necessarily only estimates of future results, and actual results may differ materially from expectations. You are, therefore, cautioned not to place undue reliance on such statements which should be read in conjunction with the other cautionary statements that are included elsewhere in this report. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy and financial needs. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements including, but not limited to:
•uncertainty relating to the coronavirus (COVID-19) pandemic and the measures taken by governmental authorities and other third parties to contain the spread of COVID-19, including their impact on the global economy, the U.S. housing, real estate, housing finance and mortgage insurance markets, and our business, operations and personnel;
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
•developments in the world's financial, capital and credit markets and our access to such markets, including reinsurance;
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
•potential legal and regulatory claims, investigations, actions, audits or inquiries that could result in adverse judgements, settlements, fines or other reliefs that could require significant expenditures or have other negative effects on our business;

•changes in general economic, market and political conditions and policies (including rising interest rates and inflation) and investment results or other conditions that affect the housing market or the markets for home mortgages or mortgage insurance;
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
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report on Form 10-Q, including the exhibits hereto. In addition, for additional discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner, you should review Risk Factors in Part II, Item 1A of this Report and in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 10-K), as subsequently updated in other reports we file from time to time with the U.S. Securities and Exchange Commission (SEC).
Unless expressly indicated or the context requires otherwise, the terms "we," "our," "us," "Company" and "NMI" in this document refer to NMI Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries on a consolidated basis.

PART I
Item 1. Financial Statements

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2022	December 31, 2021
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $2,111,869 and $2,078,773 as of March 31, 2022 and December 31, 2021, respectively)	$1,993,972	$2,085,931
Cash and cash equivalents (including restricted cash of $3,057 and $3,165 as of March 31, 2022 and December 31, 2021, respectively)	130,906	76,646
Premiums receivable	60,526	60,358
Accrued investment income	12,421	11,900
Prepaid expenses	5,477	3,530
Deferred policy acquisition costs, net	59,727	59,584
Software and equipment, net	32,386	32,047
Intangible assets and goodwill	3,634	3,634
Prepaid reinsurance premiums	2,011	2,393
Reinsurance recoverable	20,080	20,320
Other assets	102,804	94,238
Total assets	$2,423,944	$2,450,581

Liabilities
Debt	$394,969	$394,623
Unearned premiums	138,393	139,237
Accounts payable and accrued expenses	76,923	72,000
Reserve for insurance claims and claim expenses	102,372	103,551
Reinsurance funds withheld	5,343	5,601
Warrant liability, at fair value	1,416	2,363
Deferred tax liability, net	156,966	164,175
Other liabilities	12,520	3,245
Total liabilities	888,902	884,795
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 86,274,184 shares issued and 86,038,840 shares outstanding as of March 31, 2022 and 85,792,849 shares issued and outstanding as of December 31, 2021 (250,000,000 shares authorized)	863	858
Additional paid-in capital	960,667	955,302
Treasury Stock, at cost, 235,344 and 0 common shares as of March 31, 2022 and December 31, 2021, respectively	(5,000)	—
Accumulated other comprehensive (loss) income, net of tax	(97,309)	1,485
Retained earnings	675,821	608,141
Total shareholders' equity	1,535,042	1,565,786
Total liabilities and shareholders' equity	$2,423,944	$2,450,581

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	For the three months ended March 31,
	2022	2021
Revenues	(In Thousands, except for per share data)
Net premiums earned	$116,495	$105,879
Net investment income	10,199	8,814
Net realized investment gains	408	—
Other revenues	339	501
Total revenues	127,441	115,194
Expenses
Insurance claims and claim (benefits) expenses	(619)	4,962
Underwriting and operating expenses	32,935	34,065
Service expenses	430	591
Interest expense	8,041	7,915
(Gain) loss from change in fair value of warrant liability	(93)	205
Total expenses	40,694	47,738

Income before income taxes	86,747	67,456
Income tax expense	19,067	14,565
Net income	$67,680	$52,891

Earnings per share
Basic	$0.79	$0.62
Diluted	$0.77	$0.61

Weighted average common shares outstanding
Basic	85,953	85,317
Diluted	87,310	86,487

Net income	$67,680	$52,891
Other comprehensive loss, net of tax:
Unrealized losses in accumulated other comprehensive income, net of tax benefit of $26,176 and $11,997 for the quarters ended March 31, 2022 and 2021, respectively	(98,471)	(45,133)
Reclassification adjustment for realized gains included in net income, net of tax expense $86 for the quarter ended March 31, 2022	(323)	—
Other comprehensive loss, net of tax	(98,794)	(45,133)
Comprehensive (loss) income	$(31,114)	$7,758

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Treasury Stock, At Cost	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2021	85,793	$858	$955,302	$—	$1,485	$608,141	$1,565,786
Common stock: class A shares issued related to warrant exercises	51	1	1,143	—	—	—	1,144
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	430	4	26	—	—	—	30
Repurchase of common stock	(235)	—	—	(5,000)			(5,000)
Share-based compensation expense	—	—	4,196	—	—	—	4,196
Change in unrealized investment gains/losses, net of tax benefit of $26,262	—	—	—	—	(98,794)	—	(98,794)
Net income	—	—	—	—	—	67,680	67,680
Balances, March 31, 2022	86,039	$863	$960,667	$(5,000)	$(97,309)	$675,821	$1,535,042

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2020	85,163	$852	$937,872	$53,856	$377,011	$1,369,591
Common stock: class A shares issued related to warrant exercises	24	*	557	—	—	557
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	413	4	(624)	—	—	(620)
Share-based compensation expense	—	—	3,022	—	—	3,022
Change in unrealized investment gains/losses, net of tax benefit of $11,997	—	—	—	(45,133)	—	(45,133)
Net income	—	—	—	—	52,891	52,891
Balances, March 31, 2021	85,600	$856	$940,827	$8,723	$429,902	$1,380,308
*    During the months ended March 31, 2021, we issued 23,750 common shares with a par value of $0.01 in connection with the exercise of warrants, which is not identifiable in this schedule due to rounding.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities	(In Thousands)
Net income	$67,680	$52,891
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(408)	—
(Gain) loss from change in fair value of warrant liability	(93)	205
Depreciation and amortization	3,093	2,675
Net amortization of premium on investment securities	1,707	1,636
Amortization of debt discount and debt issuance costs	451	443
Deferred income taxes	19,054	14,561
Share-based compensation expense	4,196	3,022
Changes in operating assets and liabilities:
Premiums receivable	(168)	(2,427)
Accrued investment income	(521)	(633)
Prepaid expenses	(1,947)	(1,707)
Deferred policy acquisition costs, net	(143)	(69)
Reinsurance recoverable	240	(1,078)
Other assets	648	148
Unearned premiums	(844)	8,590
Reserve for insurance claims and claim expenses	(1,179)	5,536
Reinsurance balances, net	79	101
Accounts payable and accrued expenses	(11,535)	1,570
Net cash provided by operating activities	80,310	85,464
Cash flows from investing activities
Purchase of short-term investments	(2)	—
Purchase of fixed-maturity investments, available-for-sale	(66,513)	(109,933)
Proceeds from maturity of short-term investments	10,640	—
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	36,479	15,942
Software and equipment	(1,974)	(2,456)
Net cash used in investing activities	(21,370)	(96,447)
Cash flows from financing activities
Proceeds from issuance of common stock related to employee equity plans	4,491	3,886
Proceeds from issuance of common stock related to warrants	290	182
Taxes paid related to net share settlement of equity awards	(4,461)	(4,505)
Repurchases of common stock	(5,000)	—
Net cash used in financing activities	(4,680)	(437)

Net increase (decrease) in cash, cash equivalents and restricted cash	54,260	(11,420)
Cash, cash equivalents and restricted cash, beginning of period	76,646	126,937
Cash, cash equivalents and restricted cash, end of period	$130,906	$115,517

Supplemental disclosures of cash flow information
Income taxes refunded	$—	$206
See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization, Basis of Presentation and Summary of Accounting Principles
NMI Holdings, Inc. (NMIH) is a Delaware corporation, incorporated in May 2011, to provide private mortgage guaranty insurance (which we refer to as mortgage insurance or MI) through its wholly owned insurance subsidiaries, National Mortgage Insurance Corporation (NMIC) and National Mortgage Reinsurance Inc One (Re One). Our common stock is listed on the Nasdaq exchange under the ticker symbol "NMIH".
NMIC, our primary insurance subsidiary, issued its first mortgage insurance policy in April 2013. NMIC is licensed to write mortgage insurance in all 50 states and the District of Columbia (D.C.). Re One historically provided reinsurance coverage to NMIC in accordance with certain statutory risk retention requirements. Such requirements have been repealed and the reinsurance coverage provided by Re One to NMIC has been commuted. Re One remains a wholly owned, licensed insurance subsidiary; however, it does not currently have active insurance exposures. In August 2015, NMIH capitalized a wholly owned subsidiary, NMI Services, Inc. (NMIS), through which we offer outsourced loan review services to mortgage loan originators.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, which include the results of NMIH and its wholly owned subsidiaries, have been prepared in accordance with the instructions to Form 10-Q as prescribed by the SEC for interim reporting and include other information and disclosures required by accounting principles generally accepted in the U.S. (GAAP). Our accounts are maintained in U.S. dollars. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2021, included in our 2021 10-K. All intercompany transactions have been eliminated. Certain reclassifications to previously reported financial information have been made to conform to our current period presentation. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as of the balance sheet date. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates. The results of operations for the interim period may not be indicative of the results that may be expected for the full year ending December 31, 2022.
COVID-19 Developments
On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a global health emergency and subsequently characterized the outbreak as a global pandemic on March 11, 2020. In an effort to stem contagion and control the spread of the virus, the population at large severely curtailed day-to-day activity and local, state and federal regulators imposed a broad set of restrictions on personal and business conduct nationwide. The COVID-19 pandemic, along with the widespread public and regulatory response, caused a dramatic slowdown in U.S. and global economic activity.
The global dislocation caused by COVID-19 was unprecedented and the pandemic had a direct impact on the U.S. housing market, private mortgage insurance industry, and our business and operating performance for an extended period. More recently, however, the acute economic impact of COVID-19 has begun to recede. While the pandemic continues to pose a global risk and affect communities across the U.S., it is no longer the single dominant driver of our performance that it had been in earlier periods. COVID-19 is now one of several mosaic factors, including a range of macroeconomic forces and public policy initiatives that are influencing our market and business.
Although we are optimistic that the nationwide COVID-19 vaccination effort and other medical advances will continue to support a normalization of personal and business activity, the path of the virus remains unknown and subject to risk. Given this uncertainty, we are not able to fully assess or estimate the impact the pandemic may have on the mortgage insurance market, our business performance or our financial position at this time, and it remains possible COVID-19 could again trigger more severe and adverse outcomes in future periods.
Significant Accounting Principles
There have been no changes to our significant accounting principles as described in Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - Summary of Accounting Principles" of our 2021 10-K, except as noted in "Share Repurchases" and "Recent Accounting Pronouncements - Adopted" below.
Share Repurchases
Common stock repurchases are recorded at cost and presented as "Treasury Stock" in the consolidated balance sheet and statement of changes in shareholders' equity. At the date of repurchase, shareholders' equity is reduced by the aggregate repurchase price plus commissions and other expenses that arise from the repurchase transaction.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Recent Accounting Pronouncements - Adopted
In August 2020, the Financial Accounting Standards Board (the FASB) issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity's Own Equity (Subtopic 815-40). The update simplifies the accounting for convertible instruments and contracts on an entity's own equity, including warrants, eliminating certain triggers for derivative accounting. We adopted this ASU on January 1, 2022 and determined it did not have a material impact on our consolidated financial statements, including our warrant liability.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The update provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. Reference rate reform refers to the global transition away from referencing the London Interbank Offered Rate (LIBOR) in financial contracts, which is expected to be discontinued during a transition period from 2021 through 2023. The ASU includes optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This standard may be elected and applied prospectively over time from March 12, 2020 through December 31, 2022 as reference rate reform activities occur. We continue to monitor the impact the discontinuance of LIBOR will have on our contracts and other transactions; however, the adoption of, and future elections under, this ASU, are not expected to have a material impact on our consolidated financial statements as the ASU will ease, if warranted, the requirements for accounting for the future effects of the rate reform.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of March 31, 2022	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$29,443	$47	$(246)	$29,244
Municipal debt securities	578,524	183	(36,756)	541,951
Corporate debt securities	1,419,017	4,662	(82,991)	1,340,688
Asset-backed securities	84,514	74	(2,870)	81,718
Total bonds	2,111,498	4,966	(122,863)	1,993,601
Short-term investments	371	—	—	371
Total investments	$2,111,869	$4,966	$(122,863)	$1,993,972

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2021	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$29,443	$981	$—	$30,424
Municipal debt securities	553,793	5,689	(5,404)	554,078
Corporate debt securities	1,388,204	22,990	(17,364)	1,393,830
Asset-backed securities	96,324	684	(427)	96,581
Total bonds	2,067,764	30,344	(23,195)	2,074,913
Short-term investments	11,009	9	—	11,018
Total investments	$2,078,773	$30,353	$(23,195)	$2,085,931
We did not own any mortgage-backed securities in our asset-backed securities portfolio at March 31, 2022 or December 31, 2021.

The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Financial	36%	38%
Consumer	25	24
Communications	12	11
Utilities	10	10
Technology	9	9
Industrial	8	8
Total	100%	100%
As of March 31, 2022 and December 31, 2021, approximately $5.5 million and $5.6 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Scheduled Maturities
The amortized cost and fair value of available-for-sale securities as of March 31, 2022 and December 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of March 31, 2022	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$80,129	$80,274
Due after one through five years	730,283	711,670
Due after five through ten years	1,180,849	1,087,290
Due after ten years	36,094	33,020
Asset-backed securities	84,514	81,718
Total investments	$2,111,869	$1,993,972

As of December 31, 2021	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$81,699	$82,201
Due after one through five years	630,625	644,447
Due after five through ten years	1,215,224	1,207,997
Due after ten years	54,901	54,705
Asset-backed securities	96,324	96,581
Total investments	$2,078,773	$2,085,931
Aging of Unrealized Losses
As of March 31, 2022, the investment portfolio had gross unrealized losses of $122.9 million, of which $29.0 million were associated with securities that had been in an unrealized loss position for a period of twelve-months or longer. As of December 31, 2021, the investment portfolio had gross unrealized losses of $23.2 million, of which $6.5 million were associated with securities that had been in an unrealized loss position for a period of twelve-months or longer. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of March 31, 2022		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	12	$24,105	$(246)	—	$—	$—	12	$24,105	$(246)
Municipal debt securities	214	466,969	(33,508)	17	27,711	(3,248)	231	494,680	(36,756)
Corporate debt securities	188	791,585	(57,405)	35	228,605	(25,586)	223	1,020,190	(82,991)
Asset-backed securities	20	63,494	(2,678)	1	1,852	(192)	21	65,346	(2,870)
Total	434	$1,346,153	$(93,837)	53	$258,168	$(29,026)	487	$1,604,321	$(122,863)

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2021		(Dollars in Thousands)
Municipal debt securities	151	$314,823	$(4,959)	2	$8,138	$(445)	153	$322,961	$(5,404)
Corporate debt securities	114	653,488	(11,426)	20	146,003	(5,938)	134	799,491	(17,364)
Asset-backed securities	11	57,601	(357)	1	1,977	(70)	12	59,578	(427)
Total	276	$1,025,912	$(16,742)	23	$156,118	$(6,453)	299	$1,182,030	$(23,195)
Allowance for credit losses
As of March 31, 2022 and December 31, 2021, we did not recognize an allowance for credit loss for any security in the investment portfolio and we did not record any provision for credit loss for investment securities during the three months ended March 31, 2022 or 2021.
The increase in the number of securities in and the aggregate size of the unrealized loss position as of March 31, 2022, was primarily driven by interest rate movements following the purchase date of certain securities. We evaluated the securities in an unrealized loss position as of March 31, 2022, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our estimate of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of March 31, 2022 are not indicative of the ultimate collectability of the current amortized cost of the securities.
Net Investment Income
The following table presents the components of net investment income:

	For the three months ended March 31,
	2022	2021
	(In Thousands)
Investment income	$10,532	$9,225
Investment expenses	(333)	(411)
Net investment income	$10,199	$8,814

The following table presents the components of net realized investment gains:

	For the three months ended March 31,
	2022	2021
	(In Thousands)
Gross realized investment gains	$409	$—
Gross realized investment losses	(1)	—
Net realized investment gains	$408	$—

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2022	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$29,244	$—	$—	$29,244
Municipal debt securities	—	541,951	—	541,951
Corporate debt securities	—	1,340,688	—	1,340,688
Asset-backed securities	—	81,718	—	81,718
Cash, cash equivalents and short-term investments	131,277	—	—	131,277
Total assets	$160,521	$1,964,357	$—	$2,124,878
Warrant liability	—	—	1,416	1,416
Total liabilities	$—	$—	$1,416	$1,416

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2021	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$30,424	$—	$—	$30,424
Municipal debt securities	—	554,078	—	554,078
Corporate debt securities	—	1,393,830	—	1,393,830
Asset-backed securities	—	96,581	—	96,581
Cash, cash equivalents and short-term investments	87,664	—	—	87,664
Total assets	$118,088	$2,044,489	$—	$2,162,577
Warrant liability	—	—	2,363	2,363
Total liabilities	$—	$—	$2,363	$2,363
There were no transfers between Level 2 and Level 3 of the fair value hierarchy during the three months ended March 31, 2022, or the year ended December 31, 2021.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides a roll-forward of Level 3 liabilities measured at fair value:

	For the three months ended March 31,
Warrant Liability	2022	2021
	(In Thousands)
Balance, January 1	$2,363	$4,409
Change in fair value of warrant liability included in earnings	(93)	205
Issuance of common stock on warrant exercise	(854)	(375)
Balance, March 31	$1,416	$4,239
The following table outlines the key inputs and assumptions used to calculate the fair value of the warrant liability in the Black-Scholes option-pricing model as of the dates indicated:

	As of March 31,
	2022	2021
Common stock price	$20.62	$23.64
Risk free interest rate	0.17%	0.08%
Expected life	0.06 years	1.06 years
Expected volatility	40.2%	89.4%
Dividend yield	0%	0%
The changes in fair value of the warrant liability for the three months ended March 31, 2022 and 2021 were driven by the exercise of outstanding warrants, as well as changes in the price of our common stock and other Black-Scholes model inputs during the respective periods.
Financial Instruments not Measured at Fair Value
On June 19, 2020, we issued $400.0 million aggregate principal amount of senior secured notes that mature on June 1, 2025 (the Notes) and used a portion of the proceeds from the Notes offering to repay the outstanding amount due under our $150 million term loan (2018 Term Loan). At March 31, 2022, the Notes were carried at a cost of $395.0 million, net of unamortized debt issuance costs of $5.0 million, and had a fair value of $421.0 million as assessed under our Level 2 hierarchy. At December 31, 2021, the Notes were carried at a cost of $394.6 million, net of unamortized debt issuance costs of $5.4 million, and had a fair value of $454.6 million.
4. Debt
Senior Secured Notes
At March 31, 2022, we had $400.0 million aggregate principal amount of senior secured notes outstanding. The Notes were issued pursuant to an indenture dated June 19, 2020 (the Indenture) and bear interest at a rate of 7.375%, payable semi-annually on June 1 and December 1.

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Interest expense for the Notes includes interest and the amortization of capitalized debt issuance costs. In connection with the Notes offering, we recorded capitalized debt issuance costs of $7.4 million. Such amounts will be amortized over the contractual life of the Notes using the effective interest method. At March 31, 2022 and December 31, 2021, approximately $5.0 million and $5.4 million, respectively, of unamortized debt issuance costs remained.

At March 31, 2022 and December 31, 2021, $9.8 million and $2.5 million, respectively, of accrued and unpaid interest on the Notes was included in "Accounts Payable and Accrued Expenses" on the consolidated balance sheet.
    2021 Revolving Credit Facility
On November 29, 2021, we amended our $110 million senior secured revolving credit facility (the 2020 Revolving Credit Facility and as amended, the 2021 Revolving Credit Facility), expanding the lender group, increasing the revolving capacity to $250 million, and extending the maturity from February 22, 2023 to the earlier of (x) November 29, 2025, or (y) if any existing senior secured notes remain outstanding on such date, February 28, 2025. Borrowings under the 2021 Revolving Credit Facility may be used for general corporate purposes, including to support the growth of our new business production and operations, and accrue interest at a variable rate equal to, at our discretion, (i) a Base Rate (as defined in the 2021 Revolving Credit Facility) subject to a floor of 1.00% per annum) plus a margin of 0.375% to 1.875% per annum or (ii) the Adjusted Term SOFR Rate (as defined in the 2021 Revolving Credit Facility) plus a margin of 1.375% to 2.875% per annum, with the margin in each of (i) or (ii) based on our applicable corporate credit rating at the time. As of March 31, 2022, no amount was drawn under the 2021 Revolving Credit Facility.
Under the 2021 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of March 31, 2022, the applicable commitment fee was 0.35%. For the three months ended March 31, 2022, we recorded $0.2 million of commitment fees in interest expense.
We incurred debt issuance costs of $1.1 million in connection with the 2021 Revolving Credit Facility, and had $0.6 million of unamortized debt issuance costs associated with the 2020 Revolving Credit Facility remaining at the time of its amendment and replacement. Combined unamortized debt issuance will be amortized through interest expense on a straight-line basis over the contractual life of the 2021 Revolving Credit Facility. At March 31, 2022, remaining unamortized deferred debt issuance costs were $1.5 million.
We are subject to certain covenants under the 2021 Revolving Credit Facility, including, but not limited to, the following: a maximum debt-to-total capitalization ratio of 35%, compliance with the private mortgage insurer eligibility requirements (PMIERs) financial requirements (subject to any GSE approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants at March 31, 2022.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended
	March 31, 2022	March 31, 2021
	(In Thousands)
Net premiums written
Direct	$138,872	$136,232
Ceded (1)	(22,838)	(20,417)
Net premiums written	$116,034	$115,815

Net premiums earned
Direct	$139,716	$127,643
Ceded (1)	(23,221)	(21,764)
Net premiums earned	$116,495	$105,879
(1)    Net of profit commission.
Excess-of-loss reinsurance
NMIC is a party to reinsurance agreements with Oaktown Re Ltd., Oaktown Re II Ltd., Oaktown Re III Ltd., Oaktown Re IV Ltd., Oaktown Re V Ltd., Oaktown Re VI Ltd., and Oaktown Re VII Ltd. (special purpose reinsurance entities collectively referred to as the Oaktown Re Vehicles) effective May 2, 2017, July 25, 2018, July 30, 2019, July 30, 2020, October 29, 2020, April 27, 2021, and October 26, 2021, respectively. Each agreement provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the respective Oaktown Re Vehicle then provides second layer loss protection up to a defined reinsurance coverage amount. NMIC then retains losses in excess of the respective reinsurance coverage amounts.
NMIC makes risk premium payments to the Oaktown Re Vehicles for the applicable outstanding reinsurance coverage amount and pays an additional amount for anticipated operating expenses (capped at $250 thousand per year, except with respect to Oaktown Re Ltd., for which the cap is $300 thousand per year). NMIC ceded aggregate premiums to the Oaktown Re Vehicles of $10.9 million and $9.4 million during the three months ended March 31, 2022 and 2021, respectively. The increase in premiums ceded year-on-year is due to the inception of the excess-of-loss reinsurance agreements that NMIC entered in with Oaktown Re VI Ltd. and Oaktown VII Ltd.
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to the Oaktown Re Vehicles during the three months ended March 31, 2022 and 2021, as the aggregate first layer risk retention for each applicable agreement was not exhausted during such periods.
Under the terms of each excess-of-loss reinsurance agreement, the Oaktown Re Vehicles are required to fully collateralize their outstanding reinsurance coverage amount to NMIC with funds deposited into segregated reinsurance trusts. Such trust funds are required to be invested in short-term U.S. Treasury money market funds at all times. Each Oaktown Re Vehicle financed its respective collateral requirement through the issuance of mortgage insurance-linked notes to unaffiliated investors. Such insurance-linked notes mature ten years from the inception date of each reinsurance agreement (except the notes issued by Oaktown Re VI Ltd. and Oaktown Re VII Ltd., which have a 12.5-year maturity). We refer to NMIC's reinsurance agreements with and the insurance-linked note issuances by Oaktown Re Vehicles individually as the 2017 ILN Transaction, 2018 ILN Transaction, 2019 ILN Transaction, 2020-1 ILN Transaction, 2020-2 ILN Transaction, 2021-1 ILN Transaction, and 2021-2 ILN Transaction, and collectively as the ILN Transactions.
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease over a ten-year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled (except the coverage provided by Oaktown Re VI Ltd. and Oaktown Re VII Ltd., which decreases over a 12.5-year period). As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction note-holders as amortization of the outstanding insurance-linked note principal balances. The outstanding reinsurance coverage amounts stop amortizing, and the collateral distribution to ILN Transaction note-holders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event). As of March 31, 2022, the 2018 and 2019 ILN Transactions were deemed to be in Lock Out

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
due to the default experience of the underlying reference pools for each respective transaction and the 2021-2 ILN Transaction was deemed to be in Lock Out in connection with the initial build of its target credit enhancement level. As such, the amortization of reinsurance coverage, and distribution of collateral assets and amortization of insurance-linked notes was suspended for each ILN Transaction. The amortization of reinsurance coverage, distribution of collateral assets and amortization of insurance-linked notes issued in connection with the 2018, 2019 and 2021-2 ILN Transactions will remain suspended for the duration of the Lock-Out Event for each respective ILN Transaction, and during such period assets will be preserved in the applicable reinsurance trust account to collateralize the excess-of-loss reinsurance coverage provided to NMIC.
NMIC holds optional termination rights under each ILN Transaction, including, among others, an optional call feature which provides NMIC the discretion to terminate the transaction on or after a prescribed date, and a clean-up call if the outstanding reinsurance coverage amount amortizes to 10% or less of the reinsurance coverage amount at inception or if NMIC reasonably determines that changes to GSE or rating agency asset requirements would cause a material and adverse effect on the capital treatment afforded to NMIC under a given agreement. In addition, there are certain events that trigger mandatory termination of an agreement, including NMIC's failure to pay premiums or consent to reductions in a trust account to make principal payments to note-holders, among others.
Effective March 25, 2022, NMIC exercised its optional clean-up call to terminate the 2017 ILN Transaction. In connection with the termination of the transaction, NMIC’s excess of loss reinsurance agreement with Oaktown Re Ltd. was commuted and the insurance-linked notes issued by Oaktown Re Ltd. were redeemed in full with a distribution of remaining collateral assets.

The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding ILN Transaction. Current amounts are presented as of March 31, 2022.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	264,545	158,489	125,312	122,403
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	231,877	123,424	122,524
2020-1 ILN Transaction (5)	July 30, 2020	7/1/2019 - 3/31/2020	322,076	35,409	169,514	169,463
2020-2 ILN Transaction	October 29, 2020	4/1/2020 - 9/30/2020 (2)	242,351	140,063	121,777	121,177
2021-1 ILN Transaction	April 27, 2021	10/1/2020 - 3/31/2021 (3)	367,238	359,787	163,708	163,708
2021-2 ILN Transaction (6)	October 26, 2021	4/1/2021 - 9/30/2021 (4)	363,596	363,596	146,229	146,229
(1)    NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure and cedes reserves for incurred claims and claim expenses to each applicable ILN Transaction and recognizes a reinsurance recoverable if such incurred claims and claim expenses exceed its current first layer retained loss.
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
(5)    Effective April 25, 2022, NMIC exercised its optional clean-up call to terminate the 2020-1 ILN Transaction. In connection with the termination of the transaction, NMIC’s excess of loss reinsurance agreement with Oaktown Re IV Ltd. was commuted and the insurance-linked notes issued by Oaktown Re IV Ltd. were redeemed in full with a distribution of remaining collateral assets.
(6)    As of March 31, 2022, the current reinsurance coverage amount on the 2021-2 ILN Transactions is equal to the initial reinsurance coverage amount, as the reinsurance coverage provided by Oaktown Re VII Ltd. will not begin to amortize until a target credit enhancement level is reached.
Under the terms of our ILN Transactions, we are required to maintain a certain level of restricted funds in premium deposit accounts with Bank of New York Mellon until the respective notes have been redeemed in full. "Cash and cash equivalents" on our consolidated balance sheet includes restricted amounts of $3.1 million and $3.2 million as of March 31, 2022 and December 31, 2021, respectively. The restricted balances required under these transactions will decline over time as the outstanding principal balance of the respective insurance-linked notes are amortized.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
    Quota share reinsurance
NMIC is a party to five active quota share reinsurance treaties – the 2016 QSR Transaction, effective September 1, 2016, the 2018 QSR Transaction, effective January 1, 2018, the 2020 QSR Transaction, effective April 1, 2020, the 2021 QSR Transaction, effective January 1, 2021, and the 2022 QSR Transaction, effective October 1, 2021 – which we refer to collectively as the QSR Transactions. Under each of the QSR Transactions, NMIC cedes a proportional share of its risk on eligible policies written during a discrete period to panels of third-party reinsurance providers. Each of the third-party reinsurance providers has an insurer financial strength rating of A- or better by Standard & Poor's Rating Service (S&P), A.M. Best Company, Inc. (A.M. Best) or both.
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
Under the terms of the 2021 QSR Transaction, NMIC cedes premiums earned related to 22.5% of the risk on eligible policies written from January 1, 2021 to October 30, 2021. The 2021 QSR Transaction is scheduled to terminate on December 31, 2031. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2024, or at the end of any calendar quarter thereafter, which would result in NMIC recapturing the related risk.

Under the terms of the 2022 QSR Transaction, NMIC cedes premiums earned related to 20% of the risk on eligible policies written primarily between October 30, 2021 and December 31, 2022. The 2022 QSR Transaction is scheduled to terminate on December 31, 2032. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2025 or semi-annually thereafter, which would result in NMIC recapturing the related risk.

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table shows amounts related to the QSR Transactions:

	For the three months ended
	March 31, 2022	March 31, 2021
	(In Thousands)
Ceded risk-in-force	$8,504,853	$6,330,409
Ceded premiums earned	(29,005)	(25,747)
Ceded claims and claim expenses	(159)	1,180
Ceding commission earned	5,886	5,162
Profit commission	16,723	13,380
Ceded premiums written under the 2016 QSR Transaction are recorded on the balance sheet as prepaid reinsurance premiums and amortized to ceded premiums earned in a manner consistent with the recognition of revenue on direct premiums. Under all other QSR Transactions, premiums are ceded on an earned basis as defined in the agreement. NMIC receives a 20% ceding commission for premiums ceded under the QSR Transactions. NMIC also receives a profit commission under each of the QSR Transactions, provided that the loss ratios on loans covered under the 2016, 2018, 2020, 2021 and 2022 QSR Transactions, generally remain below 60%, 61%, 50% and 57.5% and 62%, respectively, as measured annually. Ceded claims and claim expenses under each of the QSR Transactions reduce the respective profit commission received by NMIC on a dollar-for-dollar basis.
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. NMIC's reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to the 2016 QSR Transaction was $4.6 million as of March 31, 2022.
In accordance with the terms of the 2018, 2020, 2021 and 2022 QSR Transactions, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also recognized quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The aggregate reinsurance recoverable on loss reserves related to the 2018, 2020, 2021 and 2022 QSR Transactions was $15.5 million as of March 31, 2022.
We remain directly liable for all claim payments if we are unable to collect reinsurance recoverable due from our reinsurers and, as such, we actively monitor and manage our counterparty credit exposure to our reinsurance providers. We establish an allowance for expected credit loss against our reinsurance recoverable if we do not expect to recover amounts due from one or more of our reinsurance counterparties, and report our reinsurance recoverable net of such allowance, if any. We actively monitor the counterparty credit profiles of our reinsurers and each is required to partially collateralize its obligations under the terms of our QSR Transactions. The allowance for credit loss established on our reinsurance recoverable was deemed immaterial at March 31, 2022 and December 31, 2021.
6. Reserves for Insurance Claims and Claim Expenses
We hold gross reserves in an amount equal to the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. A loan is considered to be in "default" as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. As of March 31, 2022, we had 5,238 primary loans in default and held gross reserves for insurance claims and claim expenses of $102.4 million. During the three months ended March 31, 2022, we paid 19 claims totaling $0.4 million, all of which were covered under the QSR Transactions representing $0.1 million of ceded claims and claim expenses.
In 2013, we entered into a pool insurance transaction with Fannie Mae. The pool transaction includes a deductible, which represents the amount of claims to be absorbed by Fannie Mae before we are obligated to pay any claims. We only establish reserves for pool risk if we expect claims to exceed this deductible. At March 31, 2022, 70 loans in the pool were in default.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
These 70 loans represented approximately $5.3 million of RIF. Due to the size of the remaining deductible, our expectation that a limited number of loans in default will progress to a claim and the expected severity on such claim submissions (all loans in the pool had loan-to-value (LTV) ratios under 80% at origination), we did not establish any case or IBNR reserves for pool risk at March 31, 2022. In connection with the settlement of pool claims, we applied $1.0 million to the pool deductible through March 31, 2022. At March 31, 2022, the remaining pool deductible was $9.4 million. We have not paid any pool claims to date. 100% of our pool RIF is reinsured under the 2016 QSR Transaction.
We had 5,238 loans in default in our primary insured portfolio as of March 31, 2022, which represented a 0.99% default rate against 526,976 total policies in-force. We had 11,090 loans in default in our primary insured portfolio as of March 31, 2021, which represented a 2.54% default rate against 436,652 total policies in-force. Although our default count declined from March 31, 2021 to March 31, 2022, the population remains elevated compared to our historical experience due to the continued challenges certain borrowers are facing related to the COVID-19 pandemic and their decision to access the forbearance program for federally backed loans codified under the Coronavirus Aid, Relief and Economic Security (CARES) Act or similar programs made available by private lenders.
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
Our reserve setting process considers the beneficial impact of forbearance, foreclosure moratorium and other assistance programs available to defaulted borrowers. At March 31, 2022 and 2021, we generally established lower reserves for defaults that we consider to be connected to the COVID-19 pandemic given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim (benefits) expenses:

	For the three months ended March 31,
	2022	2021
	(In Thousands)
Beginning balance	$103,551	$90,567
Less reinsurance recoverables (1)	(20,320)	(17,608)
Beginning balance, net of reinsurance recoverables	83,231	72,959

Add claims incurred:
Claims and claim (benefits) expenses incurred:
Current year (2)	10,080	10,557
Prior years (3)	(10,699)	(5,595)
Total claims and claim (benefits) expenses incurred	(619)	4,962

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	12
Prior years (3)	320	492
Total claims and claim expenses paid	320	504

Reserve at end of period, net of reinsurance recoverables	82,292	77,417
Add reinsurance recoverables (1)	20,080	18,686
Ending balance	$102,372	$96,103
(1)    Related to ceded losses recoverable under the QSR Transactions. See Note 5, "Reinsurance" for additional information.
(2) Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $5.2 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the three months ended March 31, 2022 and $5.3 million attributed to net case reserves and $5.3 million attributed to net IBNR reserves for the three months ended March 31, 2021.
(3) Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $5.8 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the three months ended March 31, 2022 and $0.6 million attributed to net case reserves and $5.0 million attributed to net IBNR reserves for the three months ended March 31, 2021.

The "claims incurred" section of the table above shows claims and claim (benefits) expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $89.7 million related to prior year defaults remained as of March 31, 2022.
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
The following table reconciles the net income and the weighted average shares of common stock outstanding used in the computations of basic and diluted EPS of common stock:

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the three months ended March 31,
	2022	2021
	(In Thousands, except for per share data)
Net income	$67,680	$52,891
Basic weighted average shares outstanding	85,953	85,317
Basic earnings per share	$0.79	$0.62

Net income	$67,680	$52,891
Gain from change in fair value of warrant liability	(93)	—
Diluted net income	$67,587	$52,891

Basic weighted average shares outstanding	85,953	85,317
Dilutive effect of issuable shares	1,357	1,170
Diluted weighted average shares outstanding	87,310	86,487

Diluted earnings per share	$0.77	$0.61

Anti-dilutive shares	8	314
8. Warrants
We issued 992 thousand warrants in connection with a private placement of our common stock in April 2012, of which 133 thousand remained outstanding available for exercise at March 31, 2022. Each warrant gives the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million.

During the three months ended March 31, 2022, 66 thousand warrants were exercised resulting in the issuance of 51 thousand shares of common stock. Upon exercise, we reclassified approximately $0.9 million of warrant fair value from warrant liability to additional paid-in capital. During the three months ended March 31, 2021, 27 thousand warrants were exercised resulting in the issuance of 24 thousand shares of common stock. Upon exercise, we reclassified approximately $0.4 million of warrant fair value from warrant liability to additional paid-in capital.
9. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. NMIH files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our effective tax rate on our pre-tax income was 22.0% and 21.6% for the three months ended March 31, 2022 and 2021, respectively. Our provision for income taxes for interim reporting periods is established based on our estimated annual effective tax rate for a given year. Our effective tax rate may fluctuate between interim periods due to the impact of discrete items not included in our estimated annual effective tax rate, including the tax effects associated with the vesting of RSUs and exercise of options, and the change in fair value of our warrant liability. Such items are treated on a discrete basis in the reporting period in which they occur.
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent. As a result, our interim provision for income taxes for the three months ended March 31, 2022 represents a change in our net deferred tax liability. As of March 31, 2022 and December 31, 2021, we held $89.2 million of tax and loss bonds in "Other assets" on our consolidated balance sheet.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Stockholders' Equity
On February 10, 2022, our Board of Directors approved a $125 million share repurchase program effective through December 31, 2023. The authorization provides us the flexibility to repurchase stock from time to time in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. During the three months ended March 31, 2022, we repurchased 235,344 shares pursuant to a trading plan under Rule 10b-18 of the Exchange Act at an average price of $21.23 per share, excluding associated costs.
11. Leases
We have two operating lease agreements related to our corporate headquarters and a data center facility for which we recognized operating right-of-use (ROU) assets and lease liabilities of $11.3 million and $12.2 million in "Other assets" and "Other liabilities," respectively, on our consolidated balance sheet as of March 31, 2022. As of December 31, 2021, we recognized operating ROU assets and lease liabilities of $2.6 million and $2.9 million, respectively. As of March 31, 2022 and December 31, 2021, we did not have any finance leases.
In January 2022, we modified the lease for our corporate headquarters, securing a reduction in pricing and incremental leasehold improvement concessions, reducing the square footage of leased space and extending the remaining term through March 2030. In February 2022, we renewed the lease of our data center facility, extending its term through January 2024. Upon the respective modification and extension, the ROU asset and liability associated with each lease was remeasured, using our current estimated incremental borrowing rate, resulting in an aggregate increase to ROU assets and lease liabilities of $9.7 million during the three months ended March 31, 2022.

The following table provides a summary of our ROU asset and lease liability assumptions as of March 31, 2022:

Weighted-average remaining lease term	7.8 years
Weighted-average discount rate	6.50%
Cash paid on our operating leases for the three months ended March 31, 2022 and 2021, was $29 thousand and $0.6 million, respectively. Lease expenses incurred for the three months ended March 31, 2022 and 2021, were $0.5 million and $0.6 million, respectively.
Future payments due under our existing operating leases as of March 31, 2022 are as follows:

($ In Thousands)
Remaining in 2022	$131
2023	2,096
2024	2,080
2025	2,128
2026	2,190
2027	2,256
2028	2,322
2029	2,392
2030	603
Total undiscounted lease payments	16,198
Less effects of discounting	(3,977)
Present value of lease payments	$12,221
Lease expense is recorded in underwriting and operating expenses on the consolidated statements of operations and comprehensive income. Our existing leases have terms ranging from two to eight years. The lease for our corporate headquarters includes an option to renew for an additional five years at prevailing market rates at the time of renewal. This renewal option is not included in the calculation of future lease payments due under the existing lease as presented above as it is not reasonably certain to be exercised.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12. Premium Receivable

Premiums receivable consists of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the associated receivable is written off against earned premium and the related insurance policy is canceled. We recognize an allowance for credit losses for premiums receivable based on credit losses expected to arise over the life of the receivable. Due to the nature of our insurance policies (a necessary precondition for access to mortgage credit for covered borrowers) and the short duration of the related receivables, we do not typically experience credit losses against our premium receivables and the allowance for credit loss established on premium receivable was deemed immaterial at March 31, 2022 and December 31, 2021.

Premiums receivable may be written off prior to 120 days in the ordinary course of business for non-credit events including, but not limited to, the modification or refinancing of an underlying insured loan. We established a $1.8 million and $2.3 million reserve for premium write-offs at March 31, 2022 and December 31, 2021, respectively.
13. Regulatory Information
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
NMIC and Re One generated combined statutory net income of $18.6 million and $6.4 million for the three months ended March 31, 2022 and 2021, respectively.
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
The following table presents NMIC's statutory surplus, contingency reserve, statutory capital and risk-to-capital (RTC) ratio as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
	(In Thousands)
Statutory surplus	$873,259	$893,848
Contingency reserve	1,106,497	1,036,639
Statutory capital (1)	$1,979,756	$1,930,487

Risk-to-capital	12.4:1	11.6:1
(1) Represents the total of the statutory surplus and contingency reserve.

Re One had $5.6 million of statutory capital at March 31, 2022 and December 31, 2021. Effective October 1, 2021, the reinsurance agreement between NMIC and Re One was commuted and all ceded risk was transferred back to NMIC. Following the commutation, Re One has no risk in force or further obligation on future claims.

NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware law provides that dividends are only payable out of a corporation's capital surplus or, subject to certain limitations, recent net profits.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NMIC and Re One are subject to certain rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs that may restrict their ability to pay dividends to NMIH. NMIC has the capacity to pay $34.9 million of aggregate ordinary dividends to NMIH during the twelve-month period ending December 31, 2022 and on April 1, 2022, NMIC paid a $34.9 million ordinary course dividend to NMIH.
14. Subsequent Event
Excess-of-loss reinsurance (XOL) Agreement

On May 2, 2022, NMIC entered into a reinsurance agreement with a broad panel of highly rated reinsurers that provides for $289.7 million of aggregate excess-of-loss reinsurance coverage at inception for new delinquencies on an existing portfolio of mortgage insurance policies primarily written between October 1, 2021, and March 31, 2022 (2022-1 XOL Transaction). For the reinsurance coverage period, NMIC will retain the first layer of $133.4 million of aggregate losses and reinsurers then provide second layer coverage up to $289.7 million, subject to retained participation limits. NMIC will then retain losses in excess of the outstanding reinsurance coverage amount.

Warrants
As of March 31, 2022, we had 133 thousand unexercised warrants. They were issued on April 24, 2012 with a contractual term of ten years expiring on April 24, 2022. On April 24, 2022, 90 thousand warrants expired unexercised, resulting in a gain of approximately $0.9 million.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
    The following analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2021 10-K, for a more complete understanding of our financial position and results of operations. In addition, investors should review the "Cautionary Note Regarding Forward-Looking Statements" above and the "Risk Factors" detailed in Part II, Item 1A of this report and in Part I, Item 1A of our 2021 10-K, as subsequently updated in other reports we file with the SEC, for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year or for any other period.
Overview
We provide private MI through our primary insurance subsidiary, NMIC. NMIC is a wholly-owned, domiciled in Wisconsin and principally regulated by the Wisconsin OCI. NMIC is approved as an MI provider by the GSEs and is licensed to write coverage in all 50 states and D.C. Our subsidiary, NMIS, provides outsourced loan review services to mortgage loan originators and our subsidiary, Re One, historically provided reinsurance coverage to NMIC in accordance with certain statutory risk retention requirements. Such requirements have been repealed and the reinsurance coverage provided by Re One to NMIC has been commuted. Re One remains a wholly-owned, licensed insurance subsidiary; however, it does not currently have active insurance exposures.
MI protects lenders and investors from default-related losses on a portion of the unpaid principal balance of a covered mortgage. MI plays a critical role in the U.S. housing market by mitigating mortgage credit risk and facilitating the secondary market sale of high-loan-to-value (LTV) (i.e., above 80%) residential loans to the GSEs, who are otherwise restricted by their charters from purchasing or guaranteeing high-LTV mortgages that are not covered by certain credit protections. Such credit protection and secondary market sales allow lenders to increase their capacity for mortgage commitments and expand financing access to existing and prospective homeowners.
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of March 31, 2022, we had issued master policies with 1,776 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of March 31, 2022, we had $158.9 billion of primary insurance-in-force (IIF) and $40.5 billion of primary risk-in-force (RIF).
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
Our common stock trades on the Nasdaq under the symbol "NMIH." Our headquarters is located in Emeryville, California. As of March 31, 2022, we had 246 employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
We discuss below our results of operations for the periods presented, as well as the conditions and trends that have impacted or are expected to impact our business, including new insurance writings, the composition of our insurance portfolio and other factors that we expect to impact our results.
COVID-19 Developments
On January 30, 2020, the World Health Organization (WHO) declared the outbreak of COVID-19 a global health emergency and subsequently characterized the outbreak as a global pandemic on March 11, 2020. In an effort to stem contagion and control the spread of the virus, the population at large severely curtailed day-to-day activity and local, state and federal regulators imposed a broad set of restrictions on personal and business conduct nationwide. The COVID-19 pandemic, along with the widespread public and regulatory response, caused a dramatic slowdown in U.S. and global economic activity.
The global dislocation caused by COVID-19 was unprecedented and the pandemic had a direct impact on the U.S. housing market, private mortgage insurance industry, and our business and operating performance for an extended period. More recently, however, the acute economic impact of COVID-19 has begun to recede. While the pandemic continues to pose a global risk and affect communities across the U.S., it is no longer the single dominant driver of our performance that it had been in earlier periods. COVID-19 is now one of several mosaic factors, including a range of macroeconomic forces and public policy initiatives that are influencing our market and business.
Although we are optimistic that the nationwide COVID-19 vaccination effort and other medical advances will continue to support a normalization of personal and business activity, the path of the virus remains unknown and subject to risk. Given this uncertainty, we are not able to fully assess or estimate the impact the pandemic may have on the mortgage insurance market, our business performance or our financial position at this time, and it remains possible COVID-19 could again trigger more severe and adverse outcomes in future periods.
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
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of March 31, 2022 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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

Quota share reinsurance
NMIC is a party to five active quota share reinsurance treaties – the 2016 QSR Transaction, effective September 1, 2016, the 2018 QSR Transaction, effective January 1, 2018, the 2020 QSR Transaction, effective April 1, 2020, the 2021 QSR Transaction, effective January 1, 2021, and the 2022 QSR Transaction, effective October 1, 2021 – which we refer to collectively as the QSR Transactions. Under each of the QSR Transactions, NMIC cedes a proportional share of its risk on eligible policies written during a discrete period to panels of third-party reinsurance providers. Each of the third-party reinsurance providers has an insurer financial strength rating of A- or better by Standard & Poor's Rating Service (S&P), A.M. Best Company, Inc. (A.M. Best) or both.
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
In connection with the 2022 QSR Transaction, NMIC entered into an additional back-to-back quota share agreement that is scheduled to incept on January 1, 2023 (the 2023 QSR Transaction). Under the terms of the 2023 QSR Transactions, NMIC will cede premiums earned related to 20% of the risk on eligible policies written in 2023, in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 20% ceding commission, and a profit commission of up to 62% that varies directly and inversely with ceded claims.
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

The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease over a ten-year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled (except the coverage provided by Oaktown Re VI Ltd. and Oaktown Re VII Ltd., which decreases over a 12.5-year period). As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction note-holders as amortization of the outstanding insurance-linked note principal balances. The outstanding reinsurance coverage amounts stop amortizing, and the collateral distribution to ILN Transaction note-holders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event). As of March 31, 2022, the 2018 and 2019 ILN Transactions were deemed to be in Lock Out due to the default experience of the underlying reference pools for each respective transaction and the 2021-2 ILN Transaction was deemed to be in Lock Out in connection with the initial build of its target credit enhancement level. As such, the amortization of reinsurance coverage, and distribution of collateral assets and amortization of insurance-linked notes was suspended for each ILN Transaction. The amortization of reinsurance coverage, distribution of collateral assets and amortization of insurance-linked notes issued in connection with the 2018, 2019 and 2021-2 ILN Transactions will remain suspended for the duration of the Lock-Out Event for each respective ILN Transaction, and during such period assets will be preserved in the applicable reinsurance trust account to collateralize the excess-of-loss reinsurance coverage provided to NMIC.
NMIC holds optional termination rights under each ILN Transaction, including, among others, an optional call feature which provides NMIC the discretion to terminate the transaction on or after a prescribed date, and a clean-up call if the outstanding reinsurance coverage amount amortizes to 10% or less of the reinsurance coverage amount at inception or if NMIC reasonably determines that changes to GSE or rating agency asset requirements would cause a material and adverse effect on the capital treatment afforded to NMIC under a given agreement. In addition, there are certain events that trigger mandatory termination of an agreement, including NMIC's failure to pay premiums or consent to reductions in a trust account to make principal payments to note-holders, among others.
Effective March 25, 2022, NMIC exercised its optional clean-up call to terminate the 2017 ILN Transaction. In connection with the termination of the transaction, NMIC’s excess of loss reinsurance agreement with Oaktown Re Ltd. was commuted and the insurance-linked notes issued by Oaktown Re Ltd. were redeemed in full with a distribution of remaining collateral assets.

The following table presents the inception date, covered production period, current reinsurance coverage amount, current first layer retained aggregate loss and detail on the level of overcollateralization under each outstanding ILN Transaction. Current amounts are presented as of March 31, 2022.

($ values in thousands)	2018 ILN Transaction	2019 ILN Transaction	2020-1 ILN Transaction(4)	2020-2 ILN Transaction	2021-1 ILN Transaction	2021-2 ILN Transaction
Inception date	July 25, 2018	July 30, 2019	July 30, 2020	October 29, 2020	April 27, 2021	October 26, 2021
Covered production	1/1/2017 - 5/31/2018	6/1/2018 - 6/30/2019	7/1/2019 - 3/31/2020	4/1/2020 - 9/30/2020 (1)	10/1/2020 - 3/31/2021 (2)	4/1/2021 - 9/30/2021 (3)

Current ceded RIF	$1,049,140	$1,171,775	$2,437,684	$4,100,877	$7,731,544	$7,504,161

Current first layer retained loss	122,403	122,524	169,463	121,177	163,708	146,229
Current reinsurance coverage	158,489	231,877	35,409	140,063	359,787	363,596
Eligible coverage	$280,892	$354,401	$204,872	$261,240	$523,495	$509,825
Subordinated coverage (5)	26.77%	30.24%	8.00%	6.25%	6.75%	6.79%

PMIERs charge on ceded RIF	8.22%	7.99%	5.95%	5.54%	6.06%	6.53%
Overcollateralization (6) (7)	$158,489	$231,877	$35,409	$33,855	$54,997	$20,148

Delinquency Trigger (8)	4.0%	4.0%	6.0%	4.7%	5.1%	5.1%
(1)     Approximately 1% of the production covered by the 2020-2 ILN Transaction has coverage reporting dates between July 1, 2019 and March 31, 2020.
(2)    Approximately 1% of the production covered by the 2021-1 ILN Transaction has coverage reporting dates between July 1, 2019 and September 30, 2020.
(3)    Approximately 2% of the production covered by the 2021-2 ILN Transaction has coverage reporting dates between July 1, 2019 and March 31, 2021.
(4)    Effective April 25, 2022, NMIC exercised its optional clean-up call to terminate the 2020-1 ILN Transaction. In connection with the termination of the transaction, NMIC's excess of loss reinsurance agreement with Oaktown Re IV Ltd. was commuted and the insurance-linked notes issued by Oaktown Re IV Ltd. were redeemed in full with a distribution of remaining collateral assets.

(5)     Absent a delinquency trigger, the subordinated coverage is capped at 8.00%, 6.25%, 6.75% and 7.45% for the 2020-1, 2020-2, 2021-1 and 2021-2 ILN Transactions, respectively.
(6)    Overcollateralization for each of the 2018, 2019 and 2020-1 ILN Transactions is equal to their current reinsurance coverage as the PMIERs required asset amount on RIF ceded under each transaction is currently below its remaining first layer retained loss.
(7)    May not be replicated based on the rounded figures presented in the table.
(8)    Delinquency triggers for the 2018 and 2019 ILN Transactions are set at a fixed 4.0% and assessed on a discrete monthly basis; delinquency triggers for the 2020-1, 2020-2, 2021-1 and 2021-2 ILN Transactions are equal to seventy-five percent of the subordinated coverage level and assessed on the basis of a three-month rolling average.

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

Primary and pool IIF and NIW	As of and for the three months ended
	March 31, 2022		March 31, 2021
	IIF	NIW	IIF	NIW
	(In Millions)
Monthly	$139,156	$13,094	$106,920	$23,764
Single	19,721	1,071	16,857	2,633
Primary	158,877	14,165	123,777	26,397

Pool	1,162	—	1,642	—
Total	$160,039	$14,165	$125,419	$26,397

NIW for the three months ended March 31, 2022 was $14.2 billion compared to $26.4 billion for the three months ended March 31, 2021. NIW decreased year-on-year primarily due to a decline in the size of the total mortgage insurance market.

Total IIF increased 28% at March 31, 2022 compared to March 31, 2021, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of in-force policies. Our persistency rate improved to 71.5% at March 31, 2022 from 51.9% at March 31, 2021, reflecting a slowdown in the pace of refinancing activity during the intervening twelve month period tied to an increase in interest and mortgage note rates.
The following table presents net premiums written and earned for the periods indicated:

Primary and pool premiums written and earned	For the three months ended
	March 31, 2022	March 31, 2021
	(In Thousands)
Net premiums written	$116,034	$115,815
Net premiums earned	116,495	105,879
Net premiums earned increased 10% during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the growth of our IIF, partially offset by a decrease in the contribution from single premium policy cancellations and an increase in cessions under the ILN Transactions. The accelerated rate of growth in net premiums earned compared to net premiums written is due to a decrease in the volume and mix of our single premium policy production from period to period.
Pool premiums written and earned for the three months ended March 31, 2022 and 2021, were $0.3 million and $0.5 million, respectively, before giving effect to the 2016 QSR Transaction, under which all of our written and earned pool premiums are ceded. A portion of our ceded pool premiums written and earned are recouped through profit commission.

Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
	($ Values In Millions, except as noted below)
New insurance written	$14,165	$18,342	$18,084	$22,751	$26,397
Percentage of monthly premium	92%	93%	93%	85%	90%
Percentage of single premium	8%	7%	7%	15%	10%
New risk written	$3,721	$4,786	$4,640	$5,650	$6,531
Insurance-in-force (1)	158,877	152,343	143,618	136,598	123,777
Percentage of monthly premium	88%	87%	87%	86%	86%
Percentage of single premium	12%	13%	13%	14%	14%
Risk-in-force (1)	$40,522	$38,661	$36,253	$34,366	$31,206
Policies in force (count) (1)	526,976	512,316	490,714	471,794	436,652
Average loan size ($ value in thousands) (1)	$301	$297	$293	$290	$283
Coverage percentage (2)	25.5%	25.4%	25.2%	25.2%	25.2%
Loans in default (count) (1)	5,238	6,227	7,670	8,764	11,090
Default rate (1)	0.99%	1.22%	1.56%	1.86%	2.54%
Risk-in-force on defaulted loans (1)	$362	$435	$546	$625	$785
Net premium yield (3)	0.30%	0.31%	0.32%	0.34%	0.36%
Earnings from cancellations	$2.9	$5.1	$7.7	$7.0	$9.9
Annual persistency (4)	71.5%	63.8%	58.1%	53.9%	51.9%
Quarterly run-off (5)	5.0%	6.7%	8.1%	8.0%	12.5%
(1)    Reported as of the end of the period.
(2)    Calculated as end of period RIF divided by end of period IIF.
(3)    Calculated as net premiums earned divided by average primary IIF for the period, annualized.
(4)    Defined as the percentage of IIF that remains on our books after a given twelve-month period.
(5)    Defined as the percentage of IIF that is no longer on our books after a given three-month period.
The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	As of and for the three months ended
	March 31, 2022	March 31, 2021
	(In Millions)
IIF, beginning of period	$152,343	$111,252
NIW	14,165	26,397
Cancellations, principal repayments and other reductions	(7,631)	(13,872)
IIF, end of period	$158,877	$123,777

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
The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of March 31, 2022		As of March 31, 2021
	IIF	RIF	IIF	RIF
	(In Millions)
March 31, 2022	$14,076	$3,699	$—	$—
2021	78,955	20,058	26,296	6,508
2020	41,311	10,431	53,650	13,397
2019	11,102	2,910	20,402	5,342
2018	4,411	1,127	8,074	2,057
2017 and before	9,022	2,297	15,355	3,902
Total	$158,877	$40,522	$123,777	$31,206
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

Primary NIW by FICO	For the three months ended
	March 31, 2022	March 31, 2021
	(In Millions)
>= 760	$6,372	$12,914
740-759	2,388	5,312
720-739	1,937	3,963
700-719	1,639	2,358
680-699	1,244	1,360
<=679	585	490
Total	$14,165	$26,397
Weighted average FICO	748	755

Primary NIW by LTV	For the three months ended
	March 31, 2022	March 31, 2021
	(In Millions)
95.01% and above	$1,366	$2,451
90.01% to 95.00%	7,055	11,051
85.01% to 90.00%	3,868	7,848
85.00% and below	1,876	5,047
Total	$14,165	$26,397
Weighted average LTV	92.1%	91.0%

Primary NIW by purchase/refinance mix	For the three months ended
	March 31, 2022	March 31, 2021
	(In Millions)
Purchase	$13,398	$17,909
Refinance	767	8,488
Total	$14,165	$26,397

The tables below present our total primary IIF and RIF by FICO and LTV, and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of
	March 31, 2022		March 31, 2021
	($ Values In Millions)
>= 760	$79,141	50%	$63,919	52%
740-759	27,406	17	20,537	16
720-739	22,176	14	17,167	14
700-719	15,236	10	11,536	9
680-699	10,347	6	7,329	6
<=679	4,571	3	3,289	3
Total	$158,877	100%	$123,777	100%

Primary RIF by FICO	As of
	March 31, 2022		March 31, 2021
	($ Values In Millions)
>= 760	$19,883	49%	$15,920	51%
740-759	7,054	17	5,214	17
720-739	5,735	14	4,378	14
700-719	4,010	10	2,981	9
680-699	2,706	7	1,896	6
<=679	1,134	3	817	3
Total	$40,522	100%	$31,206	100%

Primary IIF by LTV	As of
	March 31, 2022		March 31, 2021
	($ Values In Millions)
95.01% and above	$14,918	9%	$10,616	9%
90.01% to 95.00%	72,381	46	54,832	44
85.01% to 90.00%	48,406	30	40,057	32
85.00% and below	23,172	15	18,272	15
Total	$158,877	100%	$123,777	100%

Primary RIF by LTV	As of
	March 31, 2022		March 31, 2021
	($ Values In Millions)
95.01% and above	$4,527	11%	$3,106	10%
90.01% to 95.00%	21,358	53	16,139	52
85.01% to 90.00%	11,895	29	9,818	31
85.00% and below	2,742	7	2,143	7
Total	$40,522	100%	$31,206	100%

Primary RIF by Loan Type	As of
	March 31, 2022	March 31, 2021

Fixed	99%	99%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	1	1
Total	100%	100%
The table below presents selected primary portfolio statistics, by book year, as of March 31, 2022.

	As of March 31, 2022
Book Year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values in Millions)
2013	$162	$6	3%	655	40	1	1	0.5%	0.3%	2.5%
2014	3,451	253	7%	14,786	1,568	39	49	4.2%	0.6%	2.5%
2015	12,422	1,555	13%	52,548	8,564	218	119	3.3%	0.6%	2.5%
2016	21,187	3,409	16%	83,626	17,318	487	134	3.0%	0.7%	2.8%
2017	21,582	3,799	18%	85,897	19,700	783	106	4.3%	1.0%	4.0%
2018	27,295	4,411	16%	104,043	22,121	1,032	93	7.6%	1.1%	4.7%
2019	45,141	11,102	25%	148,423	45,603	1,118	23	10.1%	0.8%	2.5%
2020	62,702	41,311	66%	186,174	131,277	902	1	5.1%	0.5%	0.7%
2021	85,574	78,955	92%	257,972	242,014	658	—	2.8%	0.3%	0.3%
2022	14,165	14,076	99%	38,974	38,771	—	—	—%	—%	—%
Total	$293,681	$158,877		973,098	526,976	5,238	526
(1)    Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.
(2)    Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.
(3)    Calculated as the number of loans in default divided by number of policies in force.

Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the dates indicated. The distribution of our primary RIF as of March 31, 2022 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of
	March 31, 2022	March 31, 2021
California	10.8%	10.8%
Texas	9.5	9.5
Florida	8.4	7.9
Virginia	4.5	5.0
Georgia	3.9	3.3
Illinois	3.8	3.7
Colorado	3.7	4.1
Washington	3.7	3.5
Maryland	3.6	3.8
Pennsylvania	3.3	3.3
Total	55.2%	54.9%

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
Reserves are established by estimating the number of loans in default that will result in a claim payment, which is referred to as claim frequency, and the amount of the claim payment expected to be paid on each such loan in default, which is referred to as claim severity. Claim frequency and severity estimates are established based on historical observed experience regarding certain loan factors, such as age of the default, cure rates, size of the loan and estimated change in property value. Reserves are released the month in which a loan in default is brought current by the borrower, which is referred to as a cure. Adjustments to reserve estimates are reflected in the period in which the adjustment is made. Reserves are also ceded to reinsurers under the QSR Transactions and ILN Transactions, as applicable under each treaty. We have not yet ceded any reserves under the ILN Transactions as incurred claims and claim expenses on each respective reference pool remain within our retained coverage layer of each transaction. Our pool insurance agreement with Fannie Mae contains a claim deductible through which Fannie Mae absorbs specified losses before we are obligated to pay any claims. We have not established any claims or claim expense reserves for pool exposure to date.
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
In response to the COVID-19 pandemic, politicians, regulators, lenders, loan servicers and others have offered extraordinary assistance to dislocated borrowers through, among other programs, the forbearance, foreclosure moratorium and other assistance programs codified under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The FHFA and GSEs have offered further assistance by introducing new repayment and loan modification options to assist borrowers with their transition out of forbearance programs and default status. At March 31, 2022 and 2021, we generally established lower reserves for defaults that we consider to be connected to the COVID-19 pandemic, given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs.
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim (benefits) expenses:

	For the three months ended
	March 31, 2022	March 31, 2021
	(In Thousands)
Beginning balance	$103,551	$90,567
Less reinsurance recoverables (1)	(20,320)	(17,608)
Beginning balance, net of reinsurance recoverables	83,231	72,959

Add claims incurred:
Claims and claim (benefits) expenses incurred:
Current year (2)	10,080	10,557
Prior years (3)	(10,699)	(5,595)
Total claims and claim (benefits) expenses incurred	(619)	4,962

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	12
Prior years (3)	320	492
Total claims and claim expenses paid	320	504

Reserve at end of period, net of reinsurance recoverables	82,292	77,417
Add reinsurance recoverables (1)	20,080	18,686
Ending balance	$102,372	$96,103
(1)    Related to ceded losses recoverable under the QSR Transactions.. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance" for additional information.
(2) Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan had defaulted in a prior year and subsequently cured and later re-defaulted in the current year, that default would be included in the current year. Amounts are presented net of reinsurance and included $5.2 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the three months ended March 31, 2022 and $5.3 million attributed to net case reserves and $5.3 million attributed to net IBNR reserves for the three months ended March 31, 2021.
(3) Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $5.8 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the three months ended March 31, 2022 and $0.6 million attributed to net case reserves and $5.0 million attributed to net IBNR reserves for the three months ended March 31, 2021.

The "claims incurred" section of the table above shows claims and claim (benefits) expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $89.7 million related to prior year defaults remained as of March 31, 2022.
The following table provides a reconciliation of the beginning and ending count of loans in default:

	For the three months ended
	March 31, 2022	March 31, 2021
Beginning default inventory	6,227	12,209
Plus: new defaults	1,163	1,767
Less: cures	(2,132)	(2,868)
Less: claims paid	(19)	(16)
Less: rescission and claims denied	(1)	(2)
Ending default inventory	5,238	11,090
Ending default inventory declined from March 31, 2021 to March 31, 2022 as an increased number of borrowers initially impacted by the COVID-19 pandemic cured their delinquencies, and fewer new defaults emerged as the acute economic stress of the pandemic crisis began to recede. While our default population declined from March 31, 2021 to March 31, 2022, our default inventory remains elevated compared to historical experience due to the continued challenges certain borrowers are facing related to the COVID-19 pandemic and their decision to access the forbearance program for federally backed loans codified under the CARES Act or similar programs made available by private lenders. As of March 31, 2022, 3,463 of our 5,238 defaulted loans were in a COVID-19 related forbearance program.
The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions and ILN Transactions, for the periods indicated:

	For the three months ended
	March 31, 2022	March 31, 2021
	($ In Thousands)
Number of claims paid (1)	19	16
Total amount paid for claims	$402	$606
Average amount paid per claim	$21	$38
Severity (2)	39%	61%
(1)    Count includes six and one claims settled without payment during the three months ended March 31, 2022 and 2021, respectively.
(2)    Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.

The Company paid 19 and 16 claims during the three months ended March 31, 2022 and 2021, respectively. The number of claims paid was modest relative to the size of our insured portfolio and number of defaulted loans we reported in each period, primarily due to the forbearance program and foreclosure moratorium implemented by the GSEs in response to the COVID-19 pandemic and codified under the CARES Act. Such forbearance and foreclosure programs have extended, and may ultimately interrupt, the timeline over which loans would otherwise progress through the default cycle to a paid claim. Our claims paid experience for the three months ended March 31, 2022 and 2021, further benefited from the resiliency of the housing market and broad national house price appreciation. An increase in the value of the homes collateralizing the mortgages we insure provides defaulted borrowers with alternative paths and incentives to cure their loan prior to the development of a claim.

Our claims severity for the three months ended March 31, 2022 was 39% compared to 61% for three months ended March 31, 2021. Claims severity for the three months ended March 31, 2022 and 2021 benefited from the same resiliency of the housing market and broad national house price appreciation as our claims paid. An increase in the value of the homes collateralizing the mortgages we insure provides additional equity support to our risk exposure and raises the prospect of a third-party sale of a foreclosed property, which can mitigate the severity of our settled claims.

The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated:

Average reserve per default:	As of March 31, 2022	As of March 31, 2021
	(In Thousands)
Case (1)	$18.0	$7.9
IBNR (1)(2)	1.5	0.8
Total	$19.5	$8.7
(1)    Defined as the gross reserve per insured loan in default.
(2)    Amount includes claims adjustment expenses.
Average reserve per default increased from March 31, 2021 to March 31, 2022 primarily due to the “aging” of early COVID-related defaults. While we have generally established lower reserves for defaults that we consider to be connected to the COVID-19 pandemic given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs, we have increased such reserves over time as individual defaults remain outstanding or “age.” The growth in our average reserve per default from March 31, 2021 to March 31, 2022, far exceeded the growth in our aggregate gross reserve position in the intervening period as the impact of the increase in our average reserve per default was largely offset by the decline in our total default inventory.
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
By April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. We certified to the GSEs by April 15, 2022 that NMIC was in full compliance with the PMIERs as of December 31, 2021. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of a failure to meet one or more of the PMIERs requirements. We continuously monitor NMIC's compliance with the PMIERs.
The following table provides a comparison of the PMIERs available assets and risk-based required asset amount as reported by NMIC as of the dates indicated:

	As of
	March 31, 2022	March 31, 2021
	(In Thousands)
Available assets	$2,127,030	$1,809,589
Risk-based required assets	1,341,217	1,261,015

Available assets were $2.1 billion at March 31, 2022, compared to $1.8 billion at March 31, 2021. The $317 million increase in available assets between the dates presented was primarily driven by NMIC's positive cash flow from operations during the intervening period.

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
LIBOR Transition
On March 5, 2021, ICE Benchmark Administration Limited (“IBA”), the administrator for LIBOR, confirmed it would permanently cease the publication of overnight, one-month, three-month, six-month and twelve-month USD LIBOR settings in their current form after June 30, 2023. The U.K. Financial Conduct Authority, the regulator of IBA, announced on the same day that it intends to stop requiring panel banks to continue to submit to LIBOR and all USD LIBOR settings in their current form will either cease to be provided by any administrator or no longer be representative after June 30, 2023. We have exposure to USD LIBOR-based financial instruments, such as LIBOR-based securities held in our investment portfolio and certain ILN Transactions that require LIBOR-based payments. We are in the process of reviewing our LIBOR-based contracts and transitioning, as necessary and applicable, to a set of alternative reference rates. We will continue to monitor, assess and plan for the phase out of LIBOR; however, we do not expect the impact of such transition to be material to our operations or financial results.

Consolidated Results of Operations

Consolidated statements of operations	Three months ended
	March 31, 2022	March 31, 2021
Revenues	($ in thousands, except for per share data)
Net premiums earned	$116,495	$105,879
Net investment income	10,199	8,814
Net realized investment gains	408	—
Other revenues	339	501
Total revenues	127,441	115,194
Expenses
Insurance claims and claim (benefits) expenses	(619)	4,962
Underwriting and operating expenses	32,935	34,065
Service expenses	430	591
Interest expense	8,041	7,915
(Gain) loss from change in fair value of warrant liability	(93)	205
Total expenses	40,694	47,738

Income before income taxes	86,747	67,456
Income tax expense	19,067	14,565
Net income	$67,680	$52,891

Earnings per share - Basic	$0.79	$0.62
Earnings per share - Diluted	$0.77	$0.61

Loss ratio(1)	(0.5)%	4.7%
Expense ratio(2)	28.3%	32.2%
Combined ratio (3)	27.7%	36.9%

	Three months ended
Non-GAAP financial measures (4)	March 31, 2022	March 31, 2021
	($ in thousands, except for per share data)
Adjusted income before tax	$86,506	$68,039
Adjusted net income	67,470	53,395
Adjusted diluted EPS	0.77	0.62
(1)    Loss ratio is calculated by dividing insurance claims and claim expenses by net premiums earned.
(2)    Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.
(3)     Combined ratio may not foot due to rounding.
(4)    See "Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures," below.
Revenues
Net premiums earned were $116.5 million for the three months ended March 31, 2022 compared to $105.9 million for the three months ended March 31, 2021. The increase in net premiums earned was primarily driven by the growth of our IIF, partially offset by a decline in the contribution from single premium policy cancellations and an increase in cessions under the ILN Transactions.
Net investment income was $10.2 million for the three months ended March 31, 2022 compared to $8.8 million for the three months ended March 31, 2021. The increase in net investment income in each respective period was primarily driven by growth in the size of our total investment portfolio.

Other revenues were $339 thousand for the three months ended March 31, 2022 compared to $501 thousand for the three months ended March 31, 2021. Other revenues represent underwriting fee revenue generated by our subsidiary, NMIS, which provides outsourced loan review services to mortgage loan originators. The decline in other revenues relates to a decrease in NMIS' outsourced loan review volume. Amounts recognized in other revenues generally correspond with amounts incurred as service expenses for outsourced loan review activities in the same periods.
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
Insurance claims and claim expenses were a benefit of $0.6 million for the three months ended March 31, 2022 compared to insurance claims and claim expenses of $5.0 million for the three months ended March 31, 2021. Insurance claims and claim expenses during the three months ended March 31, 2022 benefited from cure activity and release of a portion of the reserves we established for anticipated claims payments in prior period, and a decrease in the number of new defaults emerging on loans impacted by the COVID-19 pandemic.
Underwriting and operating expenses were $32.9 million for the three months ended March 31, 2022 compared to $34.1 million for the three months ended March 31, 2021. The decrease in underwriting and operating expenses for the three months ended March 31, 2022 was primarily due to a decrease in the amortization of deferred policy acquisition costs (DAC) offset by an increase in depreciation and amortization incurred in connection with the completion and implementation of certain software and equipment initiatives, as well as an increase in travel and entertainment expenses tied to the easing of COVID-19 related restrictions. Underwriting and operating expenses included capital market reinsurance transaction costs of $0.3 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.
Service expenses were $430 thousand for the three months ended March 31, 2022 compared to $591 thousand for the three months ended March 31, 2021. Service expenses represent third-party costs incurred by NMIS in connection with the services it provides. The year-on-year decline in service expenses was driven by a decrease in NMIS' outsourced loan review volume. Amounts incurred as service expenses generally correspond with amounts recognized in other revenues in the same periods.
Interest expense was $8.0 million for the three months ended March 31, 2022 compared to $7.9 million for the three months ended March 31, 2021. Interest expense primarily reflects the carrying costs on the $400 million Notes offering completed in June 2020. The increase in interest expense period-to-period was due to an increase in commitment fees associated with the 2021 Revolving Credit Facility which had extended its borrowing capacity from $110 million to $250 million in November 2021. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt."
Income tax expense was $19.1 million for the three months ended March 31, 2022 compared to $14.6 million for the three months ended March 31, 2021. The year-on-year increase in income tax expense was primarily driven by growth in our pre-tax income. Our effective tax rate on pre-tax income was 22.0% for the three months ended March 31, 2022, compared to 21.6% for the three ended March 31, 2021. As a U.S. taxpayer, we are subject to a statutory U.S. federal corporate income tax rate of 21%. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year and reflects the impact of discrete tax effects in the period in which they occur. Our effective tax rates for the three months ended March 31, 2022 and 2021 reflect the discrete tax effects of the vesting of RSUs and exercise of options, and the change in fair value of our warrant liability in each period. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
Net Income
Net income was $67.7 million for the three months ended March 31, 2022 compared to $52.9 million for the three months ended March 31, 2021. Adjusted net income was $67.5 million for the three months ended March 31, 2022 compared to $53.4 million for the three months ended March 31, 2021. The increases in net income and adjusted net income were primarily driven by growth in our total revenues and decrease in insurance claims and claim expenses, partially offset by an increase in our income tax expense.
Diluted EPS was $0.77 for the three months ended March 31, 2022 compared to $0.61 for the three months ended March 31, 2021. Adjusted diluted EPS was $0.77 for the three months ended March 31, 2022 compared to $0.62 for the three months ended March 31, 2021. Diluted and adjusted diluted EPS increased due to growth in net income and adjusted net income, partially offset by an increase in weighted average diluted shares outstanding.
The non-GAAP financial measures adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the three months ended March 31,
	2022	2021
As reported	($ in thousands, except for per share data)
Income before income taxes	$86,747	$67,456
Income tax expense	19,067	14,565
Net income	$67,680	$52,891

Adjustments
Net realized investment gains	(408)	—
(Gain) loss from change in fair value warrant liability	(93)	205
Capital market transaction costs	260	378
Other infrequent, unusual or non-operating items	—	—
Adjusted income before tax	86,506	68,039

Income tax (benefit) expense on adjustments	(31)	79
Adjusted net income	$67,470	$53,395

Weighted average diluted shares outstanding	87,310	86,487
Adjusted diluted EPS	$0.77	$0.62
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
•Other infrequent, unusual or non-operating items. Items that are the result of unforeseen or uncommon events, and are not expected to recur with frequency in the future. Identification and exclusion of these items provides clarity about the impact special or rare occurrences may have on our current financial performance. Past adjustments under this category include infrequent, unusual or non-operating adjustments related to severance, restricted stock modification and other expenses incurred in connection with the CEO transition announced in September 2021 and the effects of the release of the valuation allowance recorded against our net federal and certain state net deferred tax assets in 2016 and the re-measurement of our net deferred tax assets in connection with tax reform in 2017. We believe such items are infrequent or non-recurring in nature, and are not indicative of the performance of, or ongoing trends in, our primary operating activities or business.

Consolidated balance sheets	March 31, 2022	December 31, 2021
	(In Thousands)
Total investment portfolio	$1,993,972	$2,085,931
Cash and cash equivalents	130,906	76,646
Premiums receivable	60,526	60,358
Deferred policy acquisition costs, net	59,727	59,584
Software and equipment, net	32,386	32,047
Prepaid reinsurance premiums	2,011	2,393
Reinsurance recoverable	20,080	20,320
Other assets	124,336	113,302
Total assets	$2,423,944	$2,450,581
Debt	$394,969	$394,623
Unearned premiums	138,393	139,237
Accounts payable and accrued expenses	76,923	72,000
Reserve for insurance claims and claim expenses	102,372	103,551
Reinsurance funds withheld	5,343	5,601
Warrant liability	1,416	2,363
Deferred tax liability, net	156,966	164,175
Other liabilities	12,520	3,245
Total liabilities	888,902	884,795
Total shareholders' equity	1,535,042	1,565,786
Total liabilities and shareholders' equity	$2,423,944	$2,450,581

Total cash and investments were $2.1 billion as of March 31, 2022, compared to $2.2 billion as of December 31, 2021. Cash and investments at March 31, 2022 included $106.2 million held by NMIH. The decrease in total cash and investments reflects an increase in the unrealized loss positions of our fixed income portfolio tied to the prevailing interest rate and credit spread environment and share repurchases during the three months ended March 31, 2022, partially offset by an increase in cash generated from operations.
Premiums receivable was $60.5 million as of March 31, 2022, compared to $60.4 million as December 31, 2021. The increase was primarily driven by growth in our monthly premium policies in force, where premiums are generally paid one month in arrears.
Net deferred policy acquisition costs were $59.7 million as of March 31, 2022, compared to $59.6 million as of December 31, 2021. The increase was primarily driven by the deferral of certain costs associated with the origination of new policies between the respective balance sheet dates, largely offset by the recognition of previously deferred policy acquisition costs.
Prepaid reinsurance premiums were $2.0 million as of March 31, 2022, compared to $2.4 million as of December 31, 2021. Prepaid reinsurance premiums, which represent the unearned premiums on single premium policies ceded under the 2016 QSR Transaction, decreased due to the continued amortization of previously ceded unearned premiums.
Reinsurance recoverable was $20.1 million as of March 31, 2022, compared to $20.3 million as of December 31, 2021. The decrease was driven by a decrease in ceded losses recoverable associated with our QSR Transactions.
Other assets increased to $124.3 million as of March 31, 2022, compared to $113.3 million as of December 31, 2021. The increase was primarily driven by the recognition of incremental ROU assets in connection with the modification of the operating lease for our corporate headquarters in January 2022. Other assets included $89.2 million of tax and loss bonds held by the Company at both March 31, 2022 and December 31, 2021. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."

Unearned premiums were $138.4 million as of March 31, 2022, compared to $139.2 million as of December 31, 2021. The decrease was driven by the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies and the cancellations of other single premium policies, partially offset by single premium policy originations during the three months ended March 31, 2022.
Accounts payable and accrued expenses were $76.9 million as of March 31, 2022, compared to $72.0 million as of December 31, 2021. The increase was primarily driven by accrued and unpaid interest on the Notes which is payable semi-annually in June and December and unsettled trades payable, partially offset by payments of payroll and bonuses, premium taxes and other contractual payables.
Reserve for insurance claims and claim expenses was $102.4 million as of March 31, 2022, compared to $103.6 million as of December 31, 2021. The decrease was primarily driven by a release of a portion of the reserves we established for anticipated claims payments in prior periods, cure activity, and a decline in the total size of our default population. The decrease was partially offset by the increase in the average reserve per default. While we have generally established lower reserves per default for loans that we consider to be impaired in connection with the COVID-19 pandemic, we have increased the initial reserves held for such loans as they have aged in default status. See "- Insurance Claims and Claim Expenses," above for further details.
Reinsurance funds withheld, which represents our ceded reinsurance premiums written, less our profit and ceding commission receivables related to the 2016 QSR Transaction was $5.3 million as of March 31, 2022, compared to $5.6 million as of December 31, 2021. The decrease relates to the continued decline in ceded premiums written on single premium policies, due to the end of the reinsurance coverage period for new business under the 2016 QSR Transaction at December 31, 2017. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance."
Warrant liability was $1.4 million at March 31, 2022, compared to $2.4 million at December 31, 2021. The decrease was driven by the exercise of outstanding warrants, and changes in the price of our common stock and other Black-Scholes model inputs between the respective measurement dates. For further information regarding the valuation of our warrant liability and its impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 3, Fair Value of Financial Instruments."
Net deferred tax liability was $157.0 million at March 31, 2022, compared to $164.2 million at December 31, 2021. The decrease was primarily due to the increase in unrealized losses recorded in other comprehensive income, partially offset by an increase in the claimed deductibility of our statutory contingency reserve. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
Other liabilities increased to $12.5 million as of March 31, 2022, compared to $3.2 million as of December 31, 2021. The increase was primarily driven by the recognition of an incremental lease liability in connection with the modification of the operating lease for our corporate headquarters in January 2022.
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the three months ended March 31,
	2022	2021
Net cash provided by (used in):	(In Thousands)
Operating activities	$80,310	$85,464
Investing activities	(21,370)	(96,447)
Financing activities	(4,680)	(437)
Net increase (decrease) in cash and cash equivalents	$54,260	$(11,420)
Net cash provided by operating activities was $80.3 million for the three months ended March 31, 2022, compared to $85.5 million for the three months ended March 31, 2021. The decrease in cash provided by operating activities year-on-year was primarily driven by the payment of certain employee compensation costs, partially offset by growth in premiums written and a decline in claims paid during the three months ended March 31, 2022.
Cash used in investing activities for the three months ended March 31, 2022 and 2021 reflects the purchase of fixed and short-term maturities with cash provided by operating activities, and the reinvestment of coupon payments, maturities and sale proceeds within our investment portfolio.

Cash used in financing activities was $4.7 million for the three months ended March 31, 2022, compared to $0.4 million for the three months ended March 31, 2021. Cash used in financing activities during the three months ended March 31, 2022 primarily relates to the repurchase of common stock.

Liquidity and Capital Resources
NMIH serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. NMIH's principal liquidity demands include funds for (i) payment of certain corporate expenses; (ii) payment of certain reimbursable expenses of its insurance subsidiaries; (iii) payment of the interest related to the Notes and 2021 Revolving Credit Facility; (iv) tax payments to the Internal Revenue Service; (v) capital support for its subsidiaries; (vi) repurchase of its common stock; and (vii) payment of dividends, if any, on its common stock. NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware law provides that dividends are only payable out of a corporation's surplus or recent net profits (subject to certain limitations).
As of March 31, 2022, NMIH had $106.2 million of cash and investments. NMIH's principal sources of net cash are dividends from its subsidiaries and investment income. NMIC has the capacity, under Wisconsin law, to pay $34.9 million of aggregate ordinary course dividends to NMIH during the twelve-month period ending December 31, 2022. NMIH also has access to $250 million of undrawn revolving credit capacity under the 2021 Revolving Credit Facility. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt.
On February 10, 2022, our Board of Directors approved a $125 million share repurchase program through December 31, 2023, that enables the company to repurchase its common stock. The authorization provides NMIH the flexibility to repurchase stock from time to time in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. During the three months ended March 31, 2022, NMIH repurchased 235,344 shares of common stock pursuant to a trading plan under Rule 10b-18 of the Exchange Act, at a total cost of $5.0 million, including associated costs.
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
Under the 2021 Revolving Credit Facility, NMIH is required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of March 31, 2022, the applicable commitment fee was 0.35%.
We are subject to certain covenants under the 2021 Revolving Credit Facility, including: a maximum debt-to-total capitalization ratio of 35%, a requirement to maintain compliance with the private mortgage insurer eligibility requirements (PMIERs) financial requirements (subject to any GSE approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants at March 31, 2022.
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under Wisconsin law, NMIC and Re One may pay dividends up to specified levels (i.e., "ordinary" dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts, or "extraordinary" dividends, are subject to the Wisconsin OCI's prior approval. Under Wisconsin insurance laws, an extraordinary dividend is defined as any payment or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the twelve-month period ending the preceding December 31. On April 1, 2022, NMIC paid a $34.9 million ordinary course dividend to NMIH.

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
As an approved mortgage insurer and Wisconsin-domiciled carrier, NMIC is required to satisfy financial and/or capitalization requirements stipulated by each of the GSEs and the Wisconsin OCI. The financial requirements stipulated by the GSEs are outlined in the PMIERs. Under the PMIERs, NMIC must maintain available assets that are equal to or exceed a minimum risk-based required asset amount, subject to a minimum floor of $400 million. At March 31, 2022, NMIC reported $2,127 million available assets against $1,341 million risk-based required assets, for a $786 million "excess" funding position.
The risk-based required asset amount under PMIERs is determined at an individual policy-level based on the risk characteristics of each insured loan. Loans with higher risk factors, such as higher LTVs or lower borrower FICO scores, are assessed a higher charge. Non-performing loans that have missed two or more payments are generally assessed a significantly higher charge than performing loans, regardless of the underlying borrower or loan risk profile; however, special consideration is given under PMIERs to loans that are delinquent on homes located in an area declared by FEMA to be a Major Disaster zone eligible for Individual Assistance. In June 2020, the GSEs issued guidance (which was subsequently amended and restated) on the risk-based treatment of loans affected by the COVID-19 pandemic. Under the guidance, non-performing loans that are subject to a forbearance program granted in response to a financial hardship related to COVID-19 will benefit from a permanent 70% risk-based required asset haircut for the duration of the forbearance period and subsequent repayment plan or trial modification period.
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
As of March 31, 2022, NMIC's performing primary RIF, net of reinsurance, was approximately $24.5 billion. NMIC ceded 100% of its pool RIF pursuant to the 2016 QSR Transaction. Based on NMIC's total statutory capital of $2.0 billion (including contingency reserves) as of March 31, 2022, NMIC's RTC ratio was 12.4:1. Re One has no risk in force remaining and no longer reports a RTC ratio.
NMIC's principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At March 31, 2022, NMIC had $2.0 billion of cash and investments, including $92 million of cash and equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended March 31, 2022, NMIC generated $302 million of cash flow from operations and received an additional $137 million of cash flow on the maturity, sale and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC's principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC's only use of cash that develops along an unscheduled path is claims payments. Given the breadth and duration of forbearance programs available to borrowers, separate foreclosure moratoriums that have been enacted at a local, state and federal level, and the general duration of the default to foreclosure to claim cycle, we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.
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
Our investment portfolio is comprised entirely of fixed maturity instruments. As of March 31, 2022, the fair value of our investment portfolio was $2.0 billion and we held an additional $130.9 million of cash and equivalents. Pre-tax book yield on the investment portfolio for the three months ended March 31, 2022 was 1.9%. Book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. The yield on our investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our holdings and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	March 31, 2022	December 31, 2021
Corporate debt securities	63%	64%
Municipal debt securities	26	26
Cash, cash equivalents, and short-term investments	6	4
Asset-backed securities	4	5
U.S. treasury securities and obligations of U.S. government agencies	1	1
Total	100%	100%

Investment portfolio ratings at fair value (1)	March 31, 2022	December 31, 2021
AAA	11%	9%
AA(2)	28	28
A(2)	44	46
BBB(2)	17	17
Total	100%	100%
(1)    Excluding certain operating cash accounts.
(2)    Includes +/– ratings.

All of our investments are rated by one or more nationally recognized statistical rating organizations. If three or more ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Investment Securities - Allowance for credit losses
We did not recognize an allowance for credit loss for any security in the investment portfolio as of March 31, 2022 or December 31, 2021, and we did not record any provision for credit loss for investment securities during the three months ended March 31, 2022 or 2021.
As of March 31, 2022, the investment portfolio had gross unrealized losses of $122.9 million, of which $29.0 million had been in an unrealized loss position for a period of twelve-months or longer. As of December 31, 2021, the investment portfolio had gross unrealized losses of $23.2 million, of which $6.5 million had been in an unrealized loss position for a period of twelve months or longer. The increase in the aggregate size of the unrealized loss position as of March 31, 2022, was primarily driven by interest rate movements following the purchase date of certain securities. We evaluated the securities in an unrealized loss position as of March 31, 2022, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our estimate of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of March 31, 2022 are not indicative of the ultimate collectability of the current amortized cost of the securities.

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
We believe that the assumptions and estimates associated with revenue recognition, our investment portfolio, deferred policy acquisition costs, premium deficiency reserves, and reserves for insurance claims and claim expenses have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates. There have not been any material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2021 10-K.

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
The carrying value of our investment portfolio as of March 31, 2022 and December 31, 2021 was $2.0 billion and $2.1 billion, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of March 31, 2022, the duration of our fixed income portfolio, including cash and cash equivalents, was 4.72 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.72% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 4.81 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.81% in fair value of our fixed income portfolio.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2022, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Item 1A. Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item 1A of our 2021 10-K. As of the date of this report, we are not aware of any material changes in our risk factors from the risk factors disclosed in our 2021 10-K. You should carefully consider the risks and uncertainties described herein and in our 2021 10-K, which have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The risks described herein and in our 2021 10-K are not the only risks we face, as there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial which may in the future adversely affect our business, financial condition and/or operating results.

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

10.1 ~	Offer Letter by and between NMI Holdings, Inc. and William Leatherberry, dated July 11, 2014 (incorporated herein by reference to Exhibit 10.10 to our Form 10-Q, filed on April 28, 2016)
10.2 ~	Offer Letter by and between NMI Holdings, Inc. and Adam Pollitzer, dated September 9, 2021 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on September 9, 2021)
10.3 ~	Offer letter by and between NMI Holdings, Inc. and Ravi Mallela, dated December 20, 2021 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 21, 2021)
10.4 ~
Form of Indemnification Agreement between NMI Holdings, Inc. and its directors and certain executive officers (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on November 25, 2014)

10.5 +
Commitment Letter dated July 12, 2013 for Bulk Fannie Mae-Paid Loss-on-Sale Mortgage Insurance on the Portfolio of approximately $5.46 billion Purchased by Fannie Mae and Identified by Fannie Mae as Deal No. 2013 MIRT 01 and by the Company as Policy No. P-0001-01 (incorporated herein by reference to Exhibit 10.14 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.6
Credit Agreement, dated May 24, 2018, between NMI Holdings, Inc., the lender party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.1 to our Form 8-K, filed on May 25, 2018)

10.7
Extension Amendment, dated as of March 20, 2020, to the Company's Credit Agreement, dated as of May 24, 2018, by and among the Company, the lender parties thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on March 20, 2020)

10.8
Joinder Agreement, dated as of March 20, 2020, to the Company's Credit Agreement, dated as of May 24, 2018, by and among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and Citibank, N.A. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on March 20, 2020)

10.9
Amendment No. 1, dated as of May 6, 2020, to the Company's Credit Agreement, dated as of May 24, 2018, by and among the Company, the lender parties thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on May 6, 2020)

10.10
Joinder Agreement, dated as of October 29, 2020, to the Company’s Credit Agreement, dated as of May 24, 2018, by and among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and Citibank, N.A. (incorporated herein by reference to Exhibit 10.20 to our Form 10-Q filed on November 5, 2020).

10.11
Amended and Restated Credit Agreement, dated as of November 29, 2021, by and among the Company, the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on November 30, 2021)

10.12 ~	NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan (incorporated herein by reference to Appendix A to our 2017 Annual Proxy Statement, filed on March 30, 2017)
10.13 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Chief Executive Officer (incorporated herein by reference to Exhibit 10.19 to our Form 10-Q filed on August 1, 2017)

10.14 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.20 to our Form 10-Q filed on August 1, 2017)

10.15 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Employees (incorporated herein by reference to Exhibit 10.21 to our Form 10-Q filed on August 1, 2017)

10.16 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Independent Directors (incorporated herein by reference to Exhibit 10.22 to our Form 10-Q filed on August 1, 2017)

10.17 ~
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

10.20 ~	NMI Holdings, Inc. Severance Benefit Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 17, 2016)
10.21 ~	NMI Holdings, Inc. Amended and Restated Change in Control Severance Benefit Plan (incorporated herein by reference to Exhibit 10.30 to our Form 10-Q, filed on October 30, 2018)
10.22 ~	NMI Holdings, Inc. Clawback Policy (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on February 23, 2017)
10.23 ~
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

21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
22.1	Guaranteed Securities by Subsidiary Guarantor (incorporated herein by reference to Exhibit 22.1 to our Form 10-K, filed on February 16, 2022)
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021;

(ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021;
(iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2022 and 2021;
(iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and
(v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

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

NMI HOLDINGS, INC.
Date: May 4, 2022

By: /s/ Ravi Mallela
Name: Ravi Mallela
Title: Chief Financial Officer and Duly Authorized Signatory