Form 10-Q
period 2022-06-30
NMI Holdings, Inc.
filed 2022-08-03
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐ No ☒
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on July 29, 2022 was 84,702,616 shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
    This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and the U.S. Private Securities Litigation Reform Act of 1995. Any statements about our expectations, outlook, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipate," "believe," "can," "could," "may," "predict," "assume," "potential," "should," "will," "estimate," "perceive," "plan," "project," "continuing," "ongoing," "expect," "intend" or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. All forward-looking statements are necessarily only estimates of future results, and actual results may differ materially from expectations. You are, therefore, cautioned not to place undue reliance on such statements which should be read in conjunction with the other cautionary statements that are included elsewhere in this report. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy and financial needs. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements including, but not limited to:
•uncertainty relating to the coronavirus (COVID-19) pandemic and its variants or the measures taken by governmental authorities and other third-parties to contain the spread of COVID-19, including their impact on the global economy, the U.S. housing, real estate, housing finance and mortgage insurance markets, and our business, operations and personnel;
•changes in the charters, business practices, policy or priorities of Fannie Mae and Freddie Mac (collectively, the GSEs), which may include decisions that have the impact of decreasing or discontinuing the use of mortgage insurance as credit enhancement generally, or with first time homebuyers or on very high loan-to-value mortgages; or changes in the direction of housing policy objectives of the Federal Housing Finance Agency (FHFA), such as the FHFA's priority to increase the accessibility to and affordability of homeownership for low-and-moderate income borrowers and underrepresented communities;
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
•changes in general economic, market and political conditions and policies (including rising interest rates and inflation) and investment results or other conditions that affect the housing market or the markets for home mortgages or mortgage insurance, including the risks related to geopolitical instability, an economic downturn (including any decline in home prices) or recession, and their impacts on our business, operations and personnel;

•our ability to successfully execute and implement our capital plans, including our ability to access the capital, credit and reinsurance markets and to enter into, and receive approval of, reinsurance arrangements on terms and conditions that are acceptable to us, the GSEs and our regulators;
•lenders, the GSEs, or other market participants seeking alternatives to private mortgage insurance;
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
•potential adverse impacts arising from natural disasters (including those that may be caused or exacerbated by climate change), including, with respect to affected areas, a decline in new business, adverse effects on home prices, and an increase in notices of default on insured mortgages;
•potential adverse impacts arising from the occurrence of any man-made disasters or public health emergencies, including pandemics;
•the inability of our counter-parties, including third-party reinsurers, to meet their obligations to us;
•failure to maintain, improve and continue to develop necessary information technology (IT) systems or the failure of technology providers to perform;
•effectiveness and security of our information technology systems and digital products and services, including the risks these systems, products or services may fail to operate as expected or planned, or expose us to cybersecurity or third-party risks (including exposure of our confidential customer and other confidential information); and
•ability to recruit, train and retain key personnel.
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

PART I
Item 1. Financial Statements

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2022	December 31, 2021
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $2,218,344 and $2,078,773 as of June 30, 2022 and December 31, 2021, respectively)	$2,019,420	$2,085,931
Cash and cash equivalents (including restricted cash of $2,152 and $3,165 as of June 30, 2022 and December 31, 2021, respectively)	72,398	76,646
Premiums receivable	63,708	60,358
Accrued investment income	12,430	11,900
Prepaid expenses	4,994	3,530
Deferred policy acquisition costs, net	59,768	59,584
Software and equipment, net	32,071	32,047
Intangible assets and goodwill	3,634	3,634
Prepaid reinsurance premiums	1,711	2,393
Reinsurance recoverable	19,588	20,320
Other assets	102,566	94,238
Total assets	$2,392,288	$2,450,581

Liabilities
Debt	$395,323	$394,623
Unearned premiums	135,681	139,237
Accounts payable and accrued expenses	58,947	72,000
Reserve for insurance claims and claim expenses	98,462	103,551
Reinsurance funds withheld	4,489	5,601
Warrant liability, at fair value	—	2,363
Deferred tax liability, net	161,658	164,175
Other liabilities	12,636	3,245
Total liabilities	867,196	884,795
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 86,375,154 shares issued and 84,701,092 shares outstanding as of June 30, 2022 and 85,792,849 shares issued and outstanding as of December 31, 2021 (250,000,000 shares authorized)	864	858
Additional paid-in capital	964,654	955,302
Treasury Stock, at cost: 1,674,062 and 0 common shares as of June 30, 2022 and December 31, 2021, respectively	(30,371)	—
Accumulated other comprehensive (loss) income, net of tax	(161,320)	1,485
Retained earnings	751,265	608,141
Total shareholders' equity	1,525,092	1,565,786
Total liabilities and shareholders' equity	$2,392,288	$2,450,581

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenues	(In Thousands, except for per share data)
Net premiums earned	$120,870	$110,888	$237,365	$216,767
Net investment income	10,921	9,382	21,120	18,196
Net realized investment gains	53	12	461	12
Other revenues	376	483	715	984
Total revenues	132,220	120,765	259,661	235,959
Expenses
Insurance claims and claim (benefits) expenses	(3,036)	4,640	(3,655)	9,602
Underwriting and operating expenses	30,700	34,725	63,635	68,790
Service expenses	336	481	766	1,072
Interest expense	8,051	7,922	16,092	15,837
Gain from change in fair value of warrant liability	(1,020)	(658)	(1,113)	(453)
Total expenses	35,031	47,110	75,725	94,848

Income before income taxes	97,189	73,655	183,936	141,111
Income tax expense	21,745	16,133	40,812	30,697
Net income	$75,444	$57,522	$143,124	$110,414

Earnings per share
Basic	$0.88	$0.67	$1.67	$1.29
Diluted	$0.86	$0.65	$1.63	$1.27

Weighted average common shares outstanding
Basic	85,734	85,647	85,842	85,483
Diluted	86,577	86,819	86,943	86,729

Net income	$75,444	$57,522	$143,124	$110,414
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains in accumulated other comprehensive income (loss), net of tax (benefit) expense of $(17,004) and $4,995 for the three months ended June 30, 2022 and 2021, and $(43,180) and $(7,003) for the six month ended June 30, 2022 and 2021, respectively	(63,967)	18,790	(162,438)	(26,343)
Reclassification adjustment for realized gains included in net income, net of tax expense of $11 and $3 for the three months ended June 30, 2022 and 2021, and $97 and $3 for the six months ended June 30, 2022 and 2021, respectively	(44)	(10)	(367)	(10)
Other comprehensive (loss) income, net of tax	(64,011)	18,780	(162,805)	(26,353)
Comprehensive income (loss)	$11,433	$76,302	$(19,681)	$84,061

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2021	85,793	$858	$955,302	$—	$1,485	$608,141	$1,565,786
Common stock: class A shares issued related to warrant exercises	51	1	1,143	—	—	—	1,144
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	430	4	26	—	—	—	30
Repurchase of common stock	(235)	—	—	(5,000)			(5,000)
Share-based compensation expense	—	—	4,196	—	—	—	4,196
Change in unrealized investment gains/losses, net of tax benefit of $26,262	—	—	—	—	(98,794)	—	(98,794)
Net income	—	—	—	—	—	67,680	67,680
Balances, March 31, 2022	86,039	$863	$960,667	$(5,000)	$(97,309)	$675,821	$1,535,042
Common stock: class A shares issued related to warrant exercises	33	*	624	—	—	—	624
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	68	1	(504)	—	—	—	(503)
Repurchase of common stock	(1,439)	—	—	(25,371)	—	—	(25,371)
Share-based compensation expense	—	—	3,867	—	—	—	3,867
Change in unrealized investment gains/losses, net of tax benefit of $17,015	—	—	—	—	(64,011)	—	(64,011)
Net income	—	—	—	—	—	75,444	75,444
Balances, June 30, 2022	84,701	$864	$964,654	$(30,371)	$(161,320)	$751,265	$1,525,092

*    During the three months ended June 30, 2022, we issued 32,659 common shares with a par value of $0.01 in connection with the exercise of warrants, which is not identifiable in this schedule due to rounding.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2020	85,163	$852	$937,872	$53,856	$377,011	$1,369,591
Common stock: class A shares issued related to warrant exercises	24	*	557	—	—	557
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	413	4	(624)	—	—	(620)
Share-based compensation expense	—	—	3,022	—	—	3,022
Change in unrealized investment gains/losses, net of tax benefit of $11,997	—	—	—	(45,133)	—	(45,133)
Net income	—	—	—	—	52,891	52,891
Balances, March 31, 2021	85,600	$856	$940,827	$8,723	$429,902	$1,380,308
Common stock: class A shares issued related to warrant exercises	8	*	197	—	—	197
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	95	1	(286)	—	—	(285)
Share-based compensation expense	—	—	3,383	—	—	3,383
Change in unrealized investment gains/losses, net of tax expense of $4,992	—	—	—	18,780	—	18,780
Net income	—	—	—	—	57,522	57,522
Balances, June 30, 2021	85,703	$857	$944,121	$27,503	$487,424	$1,459,905
*    During the months ended March 31, 2021 and June 30, 2021, we issued 23,750 and 8,096 common shares, respectively, with a par value of $0.01 in connection with the exercise of warrants, which is not identifiable in this schedule due to rounding.

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities	(In Thousands)
Net income	$143,124	$110,414
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(461)	(12)
Gain from change in fair value of warrant liability	(1,113)	(453)
Depreciation and amortization	6,044	5,344
Net amortization of premium on investment securities	3,333	3,289
Amortization of debt discount and debt issuance costs	909	893
Deferred income taxes	40,761	30,692
Share-based compensation expense	8,063	6,405
Changes in operating assets and liabilities:
Premiums receivable	(3,350)	(6,160)
Accrued investment income	(530)	(1,286)
Prepaid expenses	(1,464)	(803)
Deferred policy acquisition costs, net	(184)	88
Reinsurance recoverable	732	(2,118)
Other assets	938	230
Unearned premiums	(3,556)	23,331
Reserve for insurance claims and claim expenses	(5,089)	10,668
Reinsurance balances, net	(515)	9
Accounts payable and accrued expenses	(13,808)	2,013
Net cash provided by operating activities	173,834	182,544
Cash flows from investing activities
Purchase of short-term investments	(118,932)	(8,991)
Purchase of fixed-maturity investments, available-for-sale	(111,376)	(286,635)
Proceeds from maturity of short-term investments	33,129	—
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	54,735	60,997
Software and equipment	(5,312)	(6,050)
Net cash used in investing activities	(147,756)	(240,679)
Cash flows from financing activities
Proceeds from issuance of common stock related to employee equity plans	4,512	4,043
Proceeds from issuance of common stock related to warrants	518	183
Taxes paid related to net share settlement of equity awards	(4,985)	(4,948)
Repurchases of common stock	(30,371)	—
Net cash used in financing activities	(30,326)	(722)

Net decrease in cash, cash equivalents and restricted cash	(4,248)	(58,857)
Cash, cash equivalents and restricted cash, beginning of period	76,646	126,937
Cash, cash equivalents and restricted cash, end of period	$72,398	$68,080

Supplemental disclosures of cash flow information
Interest paid	$14,750	$14,750
Income taxes refunded	$—	$457
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of June 30, 2022	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$39,325	$37	$(613)	$38,749
Municipal debt securities	575,813	36	(58,177)	517,672
Corporate debt securities	1,424,157	369	(135,862)	1,288,664
Asset-backed securities	82,183	—	(4,736)	77,447
Total bonds	2,121,478	442	(199,388)	1,922,532
Short-term investments	96,866	42	(20)	96,888
Total investments	$2,218,344	$484	$(199,408)	$2,019,420

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2021	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$29,443	$981	$—	$30,424
Municipal debt securities	553,793	5,689	(5,404)	554,078
Corporate debt securities	1,388,204	22,990	(17,364)	1,393,830
Asset-backed securities	96,324	684	(427)	96,581
Total bonds	2,067,764	30,344	(23,195)	2,074,913
Short-term investments	11,009	9	—	11,018
Total investments	$2,078,773	$30,353	$(23,195)	$2,085,931
We did not own any mortgage-backed securities in our asset-backed securities portfolio at June 30, 2022 or December 31, 2021.

The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Financial	37%	38%
Consumer	24	24
Communications	12	11
Utilities	10	10
Technology	9	9
Industrial	8	8
Total	100%	100%
As of June 30, 2022 and December 31, 2021, approximately $5.4 million and $5.6 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Scheduled Maturities
The amortized cost and fair value of available-for-sale securities as of June 30, 2022 and December 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of June 30, 2022	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$200,379	$200,093
Due after one through five years	806,615	763,587
Due after five through ten years	1,105,332	957,937
Due after ten years	23,835	20,356
Asset-backed securities	82,183	77,447
Total investments	$2,218,344	$2,019,420

As of December 31, 2021	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$81,699	$82,201
Due after one through five years	630,625	644,447
Due after five through ten years	1,215,224	1,207,997
Due after ten years	54,901	54,705
Asset-backed securities	96,324	96,581
Total investments	$2,078,773	$2,085,931
Aging of Unrealized Losses
As of June 30, 2022, the investment portfolio had gross unrealized losses of $199.4 million, of which $41.7 million were associated with securities that had been in an unrealized loss position for a period of twelve-months or longer. As of December 31, 2021, the investment portfolio had gross unrealized losses of $23.2 million, of which $6.5 million were associated with securities that had been in an unrealized loss position for a period of twelve-months or longer. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of June 30, 2022		(Dollars in Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	16	$28,913	$(613)	—	$—	$—	16	$28,913	$(613)
Municipal debt securities	221	475,694	(53,490)	17	26,269	(4,687)	238	501,963	(58,177)
Corporate debt securities	266	967,117	(99,181)	35	216,713	(36,681)	301	1,183,830	(135,862)
Asset-backed securities	27	75,688	(4,454)	1	1,759	(282)	28	77,447	(4,736)
Short-term investments	13	39,287	(20)	—	—	—	13	39,287	(20)
Total	543	$1,586,699	$(157,758)	53	$244,741	$(41,650)	596	$1,831,440	$(199,408)

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2021		(Dollars in Thousands)
Municipal debt securities	151	$314,823	$(4,959)	2	$8,138	$(445)	153	$322,961	$(5,404)
Corporate debt securities	114	653,488	(11,426)	20	146,003	(5,938)	134	799,491	(17,364)
Asset-backed securities	11	57,601	(357)	1	1,977	(70)	12	59,578	(427)
Total	276	$1,025,912	$(16,742)	23	$156,118	$(6,453)	299	$1,182,030	$(23,195)
Allowance for credit losses
As of June 30, 2022 and December 31, 2021, we did not recognize an allowance for credit loss for any security in the investment portfolio and we did not record any provision for credit loss for investment securities during the three or six month periods ended June 30, 2022 or June 30, 2021.
The increase in the number of securities in and the aggregate size of the unrealized loss position as of June 30, 2022, was primarily driven by interest rate movements following the purchase date of certain securities. We evaluated the securities in an unrealized loss position as of June 30, 2022, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our estimate of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of June 30, 2022 are not indicative of the ultimate collectability of the current amortized cost of the securities.
Net Investment Income
The following table presents the components of net investment income:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
	(In Thousands)
Investment income	$11,238	$9,608	$21,770	$18,833
Investment expenses	(317)	(226)	(650)	(637)
Net investment income	$10,921	$9,382	$21,120	$18,196

The following table presents the components of net realized investment gains:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
	(In Thousands)
Gross realized investment gains	$57	$12	$466	$12
Gross realized investment losses	(4)	—	(5)	—
Net realized investment gains	$53	$12	$461	$12

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
Liabilities classified as Level 3
We calculate the fair value of outstanding warrants utilizing Level 3 inputs, including a Black-Scholes option-pricing model, in combination with a binomial model, and we value the pricing protection features within the warrants using a Monte-Carlo simulation model. Variables in the model include the risk-free rate of return, dividend yield, expected life and expected volatility of our stock price. All outstanding and unexercised warrants expired in April 2022 and there was no warrant liability remaining as of June 30, 2022.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2022	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$38,749	$—	$—	$38,749
Municipal debt securities	—	517,672	—	517,672
Corporate debt securities	—	1,288,664	—	1,288,664
Asset-backed securities	—	77,447	—	77,447
Cash, cash equivalents and short-term investments	169,286		—	169,286
Total assets	$208,035	$1,883,783	$—	$2,091,818

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2021	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$30,424	$—	$—	$30,424
Municipal debt securities	—	554,078	—	554,078
Corporate debt securities	—	1,393,830	—	1,393,830
Asset-backed securities	—	96,581	—	96,581
Cash, cash equivalents and short-term investments	87,664	—	—	87,664
Total assets	$118,088	$2,044,489	$—	$2,162,577
Warrant liability	—	—	2,363	2,363
Total liabilities	$—	$—	$2,363	$2,363
There were no transfers between Level 2 and Level 3 of the fair value hierarchy during the six months ended June 30, 2022, or the year ended December 31, 2021.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides a roll-forward of Level 3 liabilities measured at fair value:

	For the six months ended June 30,
Warrant Liability	2022	2021
	(In Thousands)
Balance, January 1	$2,363	$4,409
Change in fair value of warrant liability included in earnings	(1,113)	(453)
Issuance of common stock on warrant exercise	(1,250)	(571)
Balance, June 30	$—	$3,385
All outstanding and unexercised warrants expired in April 2022 and there was no warrant liability remaining as of June 30, 2022. For more information on the expiration of warrants, see Note 8, "Warrants". The following table outlines the key inputs and assumptions used to calculate the fair value of the warrant liability in the Black-Scholes option-pricing model as of the date indicated:

As of June 30, 2021
Common stock price	$22.48
Risk free interest rate	0.06%
Expected life	0.81 years
Expected volatility	39.0%
Dividend yield	0%
The change in fair value of the warrant liability for the six months ended June 30, 2022 was primarily driven by the exercise of certain outstanding warrants and the unexercised expiration of all remaining warrants at their contractual maturity in April 2022. The change in fair value of the warrant liability for the six months ended June 30, 2021 was driven by the exercise of outstanding warrants, as well as changes in the price of our common stock and other Black-Scholes model inputs during the respective periods.
Financial Instruments not Measured at Fair Value
On June 19, 2020, we issued $400.0 million aggregate principal amount of senior secured notes that mature on June 1, 2025 (the Notes) and used a portion of the proceeds from the Notes offering to repay the outstanding amount due under our $150 million term loan (2018 Term Loan). At June 30, 2022, the Notes were carried at a cost of $395.3 million, net of unamortized debt issuance costs of $4.7 million, and had a fair value of $397.2 million as assessed under our Level 2 hierarchy. At December 31, 2021, the Notes were carried at a cost of $394.6 million, net of unamortized debt issuance costs of $5.4 million, and had a fair value of $454.6 million.
4. Debt
Senior Secured Notes
At June 30, 2022, we had a $400.0 million aggregate principal amount of senior secured notes outstanding. The Notes were issued pursuant to an indenture dated June 19, 2020 (the Indenture) and bear interest at a rate of 7.375%, payable semi-annually on June 1 and December 1.

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Interest expense for the Notes includes interest and the amortization of capitalized debt issuance costs. In connection with the Notes offering, we recorded capitalized debt issuance costs of $7.4 million. Such amounts will be amortized over the contractual life of the Notes using the effective interest method. At June 30, 2022 and December 31, 2021, approximately $4.7 million and $5.4 million, respectively, of unamortized debt issuance costs remained.

At June 30, 2022 and December 31, 2021, $2.5 million of accrued and unpaid interest on the Notes was included in "Accounts Payable and Accrued Expenses" on the consolidated balance sheet.
    2021 Revolving Credit Facility
On November 29, 2021, we amended our $110 million senior secured revolving credit facility (the 2020 Revolving Credit Facility and as amended, the 2021 Revolving Credit Facility), expanding the lender group, increasing the revolving capacity to $250 million, and extending the maturity from February 22, 2023 to the earlier of (x) November 29, 2025, or (y) if any existing senior secured notes remain outstanding on such date, February 28, 2025. Borrowings under the 2021 Revolving Credit Facility may be used for general corporate purposes, including to support the growth of our new business production and operations, and accrue interest at a variable rate equal to, at our discretion, (i) a Base Rate (as defined in the 2021 Revolving Credit Facility) subject to a floor of 1.00% per annum) plus a margin of 0.375% to 1.875% per annum or (ii) the Adjusted Term Secured Overnight Financing Rate (as defined in the 2021 Revolving Credit Facility) plus a margin of 1.375% to 2.875% per annum, with the margin in each of (i) or (ii) based on our applicable corporate credit rating at the time. As of June 30, 2022 and December 31, 2021, no amount was drawn under the 2021 Revolving Credit Facility.
Under the 2021 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of June 30, 2022, the applicable commitment fee was 0.35%. For the three and six months ended June 30, 2022, we recorded $0.2 million and $0.4 million of commitment fees in interest expense, respectively. On July 21, 2022, Moody's upgraded its financial strength rating of NMIC from "Baa2" to "Baa1" and its rating of NMIH's Notes from "Ba2" to "Ba1". As a result of the upgrade, the commitment fee due under the 2021 Revolving Credit Facility will be reduced to 0.30%.
We incurred debt issuance costs of $1.1 million in connection with the 2021 Revolving Credit Facility, and had $0.6 million of unamortized debt issuance costs associated with the 2020 Revolving Credit Facility remaining at the time of its amendment and replacement. Combined unamortized debt issuance will be amortized through interest expense on a straight-line basis over the contractual life of the 2021 Revolving Credit Facility. At June 30, 2022, remaining unamortized deferred debt issuance costs were $1.4 million.
We are subject to certain covenants under the 2021 Revolving Credit Facility, including, but not limited to, the following: a maximum debt-to-total capitalization ratio of 35%, compliance with the private mortgage insurer eligibility requirements (PMIERs) financial requirements (subject to any GSE approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants at June 30, 2022.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In Thousands)
Net premiums written
Direct	$143,651	$148,944	$282,523	$285,176
Ceded (1)	(25,194)	(22,302)	(48,032)	(42,719)
Net premiums written	$118,457	$126,642	$234,491	$242,457

Net premiums earned
Direct	$146,362	$134,203	$286,078	$261,846
Ceded (1)	(25,492)	(23,315)	(48,713)	(45,079)
Net premiums earned	$120,870	$110,888	$237,365	$216,767
(1)    Net of profit commission.
Excess-of-loss reinsurance
Insurance-linked note excess-of-loss reinsurance transactions
NMIC is a party to reinsurance agreements with Oaktown Re Ltd., Oaktown Re II Ltd., Oaktown Re III Ltd., Oaktown Re IV Ltd., Oaktown Re V Ltd., Oaktown Re VI Ltd., and Oaktown Re VII Ltd. (special purpose reinsurance entities collectively referred to as the Oaktown Re Vehicles) effective May 2, 2017, July 25, 2018, July 30, 2019, July 30, 2020, October 29, 2020, April 27, 2021, and October 26, 2021, respectively. Each agreement provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the respective Oaktown Re Vehicle then provides second layer loss protection up to a defined reinsurance coverage amount. NMIC then retains losses in excess of the respective reinsurance coverage amounts.
NMIC makes risk premium payments to the Oaktown Re Vehicles for the applicable outstanding reinsurance coverage amount and pays an additional amount for anticipated operating expenses (capped at $250 thousand per year, except with respect to Oaktown Re Ltd., for which the cap is $300 thousand per year). NMIC ceded aggregate premiums to the Oaktown Re Vehicles of $10.1 million and $21.1 million during the three and six months ended June 30, 2022, respectively, and $10.2 million and $19.6 million during the three and six months ended June 30, 2021, respectively.
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to the Oaktown Re Vehicles during the three and six months ended June 30, 2022 and 2021, as the aggregate first layer risk retention for each applicable agreement was not exhausted during such periods.
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
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease over a ten-year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled (except the coverage provided by Oaktown Re VI Ltd. and Oaktown Re VII Ltd., which decreases over a 12.5-year period). As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction note-holders as amortization of the outstanding insurance-linked note principal balances. The outstanding reinsurance coverage amounts stop amortizing, and the collateral distribution to ILN Transaction note-holders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
triggered (each, a Lock-Out Event). As of June 30, 2022, the 2018 and 2019 ILN Transactions were deemed to be in Lock Out due to the default experience of the underlying reference pools for each respective transaction and the 2021-2 ILN Transaction was deemed to be in Lock Out in connection with the initial build of its target credit enhancement level. As such, the amortization of reinsurance coverage, and distribution of collateral assets and amortization of insurance-linked notes was suspended for each ILN Transaction. The amortization of reinsurance coverage, distribution of collateral assets and amortization of insurance-linked notes issued in connection with the 2018, 2019 and 2021-2 ILN Transactions will remain suspended for the duration of the Lock-Out Event for each respective ILN Transaction, and during such period assets will be preserved in the applicable reinsurance trust account to collateralize the excess-of-loss reinsurance coverage provided to NMIC.
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
Effective March 25, 2022 and April 25, 2022, NMIC exercised its optional clean-up call to terminate the 2017 and 2020-1 ILN Transactions, respectively. In connection with the termination of each respective transaction, NMIC’s excess of loss reinsurance agreements with Oaktown Re Ltd. and Oaktown Re IV Ltd. were commuted and the insurance-linked notes issued by the respective Oaktown Re Ltd and Oaktown Re IV Ltd. were redeemed in full with a distribution of remaining collateral assets.

The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding ILN Transaction. Current amounts are presented as of June 30, 2022.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	264,545	158,489	125,312	122,327
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	231,877	123,424	122,489
2020-2 ILN Transaction	October 29, 2020	4/1/2020 - 9/30/2020 (2)	242,351	127,409	121,777	121,177
2021-1 ILN Transaction	April 27, 2021	10/1/2020 - 3/31/2021 (3)	367,238	339,756	163,708	163,665
2021-2 ILN Transaction (5)	October 26, 2021	4/1/2021 - 9/30/2021 (4)	363,596	363,596	146,229	146,204
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
(5)    As of June 30, 2022, the current reinsurance coverage amount on the 2021-2 ILN Transactions is equal to the initial reinsurance coverage amount, as the reinsurance coverage provided by Oaktown Re VII Ltd. will not begin to amortize until a target credit enhancement level is reached.
Under the terms of our ILN Transactions, we are required to maintain a certain level of restricted funds in premium deposit accounts with Bank of New York Mellon until the respective notes have been redeemed in full. "Cash and cash equivalents" on our consolidated balance sheet includes restricted amounts of $2.2 million and $3.2 million as of June 30, 2022 and December 31, 2021, respectively. The restricted balances required under these transactions will decline over time as the outstanding principal balance of the respective insurance-linked notes are amortized.
Traditional excess-of-loss reinsurance transaction
Effective April 1, 2022, NMIC entered into a reinsurance agreement with a broad panel of third-party reinsurers that provides for aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies primarily written between October 1, 2021, and March 31, 2022 (the 2022-1 XOL Transaction). Under the agreement, NMIC retains $133.4 million first layer aggregate loss exposure on covered policies and the reinsurers then provide second layer loss protection up to a defined reinsurance coverage amount. The reinsurance coverage amount is set to approximate the PMIERs minimum required assets of the reference pool and decreases from the inception of the agreement over a ten-year period in the event the PMIERs minimum required assets of the pool decline. The outstanding reinsurance coverage amount under the 2022-1 XOL Transaction was $286.6 million as of June 30, 2022. NMIC retains losses in excess of the outstanding reinsurance coverage amount.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Under the terms of the treaty, NMIC makes risk premium payments to the reinsurers for the outstanding reinsurance coverage amount, and ceded aggregate premiums of $2.9 million during the three and six months ended June 30, 2022. NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under the 2022-1 XOL Transaction. NMIC did not cede any incurred losses on covered policies under the treaty during the three and six months ended June 30, 2022, as its aggregate first layer risk retention was not exhausted during such periods.
The 2022-1 XOL Transaction is scheduled to terminate on March 31, 2032. NMIC holds an optional termination right which provides it the discretion to terminate the transaction on or after April 1, 2027. NMIC may also elect to terminate the transaction at any point if the outstanding reinsurance coverage amount amortizes to 10% or less of the reinsurance coverage amount provided at inception, or if it determines that it will no longer be able to take full PMIERs asset credit for the coverage. Additionally, under the terms of the treaty, NMIC may selectively terminate its engagement with individual reinsurers under certain circumstances. Such selective termination rights arise when, among other reasons, a reinsurer experiences a deterioration in its capital position below a prescribed threshold, and/or a reinsurer breaches (and fails to cure) its collateral posting obligation.

Each of the third-party reinsurance providers that is party to the 2022-1 XOL Transaction has an insurer financial strength rating of A- or better by Standard & Poor’s Rating Service (S&P), A.M. Best Company Inc. (A.M. Best) or both. We actively monitor the counterparty credit profiles of our reinsurers and each is required to partially collateralize its obligations under the 2022-1 XOL Transaction.

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The following table shows amounts related to the QSR Transactions:

	As of and for the three months ended		As of and for the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In Thousands)
Ceded risk-in-force	$9,040,944	$7,113,707	$9,040,944	$7,113,707
Ceded premiums earned	(30,231)	(27,537)	(59,236)	(53,284)
Ceded claims and claim (benefits) expenses	(403)	1,194	(562)	2,374
Ceding commission earned	6,146	5,961	12,032	11,123
Profit commission	17,778	14,391	34,501	27,771
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
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. NMIC's reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to the 2016 QSR Transaction was $4.1 million as of June 30, 2022.
In accordance with the terms of the 2018, 2020, 2021 and 2022 QSR Transactions, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also recognized quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The aggregate reinsurance recoverable on loss reserves related to the 2018, 2020, 2021 and 2022 QSR Transactions was $15.5 million as of June 30, 2022.
We remain directly liable for all claim payments if we are unable to collect reinsurance recoverable due from our reinsurers and, as such, we actively monitor and manage our counterparty credit exposure to our reinsurance providers. We establish an allowance for expected credit loss against our reinsurance recoverable if we do not expect to recover amounts due from one or more of our reinsurance counterparties, and report our reinsurance recoverable net of such allowance, if any. We actively monitor the counterparty credit profiles of our reinsurers and each is required to partially collateralize its obligations under the terms of our QSR Transactions. The allowance for credit loss established on our reinsurance recoverable was deemed immaterial at June 30, 2022 and December 31, 2021.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. Reserves for Insurance Claims and Claim Expenses
We hold gross reserves in an amount equal to the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. A loan is considered to be in "default" as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. As of June 30, 2022, we had 4,271 primary loans in default and held gross reserves for insurance claims and claim expenses of $98.5 million. During the six months ended June 30, 2022, we paid 43 claims totaling $0.9 million, including 41 claims covered under the QSR Transactions representing $0.2 million of ceded claims and claim expenses.
In 2013, we entered into a pool insurance transaction with Fannie Mae. The pool transaction includes a deductible, which represents the amount of claims to be absorbed by Fannie Mae before we are obligated to pay any claims. We only establish reserves for pool risk if we expect claims to exceed this deductible. At June 30, 2022, 57 loans in the pool were in default. These 57 loans represented approximately $4.1 million of RIF. Due to the size of the remaining deductible, our expectation that a limited number of loans in default will progress to a claim and the expected severity on such claim submissions (all loans in the pool had loan-to-value (LTV) ratios under 80% at origination), we did not establish any case or IBNR reserves for pool risk at June 30, 2022. In connection with the settlement of pool claims, we applied $1.0 million to the pool deductible through June 30, 2022. At June 30, 2022, the remaining pool deductible was $9.4 million. We have not paid any pool claims to date. 100% of our pool RIF is reinsured under the 2016 QSR Transaction.
We had 4,271 loans in default in our primary insured portfolio as of June 30, 2022, which represented a 0.77% default rate against 551,543 total policies in-force. We had 8,764 loans in default in our primary insured portfolio as of June 30, 2021, which represented a 1.86% default rate against 471,794 total policies in-force. Although our default count declined from June 30, 2021 to June 30, 2022, the population remains elevated compared to our historical experience due to the continued challenges certain borrowers are facing related to the COVID-19 pandemic and their decision to access the forbearance program for federally backed loans codified under the Coronavirus Aid, Relief and Economic Security (CARES) Act or similar programs made available by private lenders.
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
We generally observe that forbearance, repayment and modification, and other assistance programs aid affected borrowers and drive higher cure rates on defaults than would otherwise be expected on similarly situated loans that did not benefit from broad-based assistance programs. Our reserve setting process considers the beneficial impact of forbearance, foreclosure moratorium and other assistance programs available to defaulted borrowers.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim (benefits) expenses:

	For the six months ended June 30,
	2022	2021
	(In Thousands)
Beginning balance	$103,551	$90,567
Less reinsurance recoverables (1)	(20,320)	(17,608)
Beginning balance, net of reinsurance recoverables	83,231	72,959

Add claims incurred:
Claims and claim (benefits) expenses incurred:
Current year (2)	18,787	15,626
Prior years (3)	(22,442)	(6,024)
Total claims and claim (benefits) expenses incurred	(3,655)	9,602

Less claims paid:
Claims and claim expenses paid:
Current year (2)	26	12
Prior years (3)	676	1,040
Total claims and claim expenses paid	702	1,052

Reserve at end of period, net of reinsurance recoverables	78,874	81,509
Add reinsurance recoverables (1)	19,588	19,726
Ending balance	$98,462	$101,235
(1)    Related to ceded losses recoverable under the QSR Transactions. See Note 5, "Reinsurance" for additional information.
(2) Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $14.0 million attributed to net case reserves and $4.5 million attributed to net IBNR reserves for the six months ended June 30, 2022 and $9.8 million attributed to net case reserves and $5.6 million attributed to net IBNR reserves for the six months ended June 30, 2021.
(3) Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $17.0 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the six months ended June 30, 2022 and $1.1 million attributed to net case reserves and $5.0 million attributed to net IBNR reserves for the six months ended June 30, 2021.

The "claims incurred" section of the table above shows claims and claim (benefits) expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $74.9 million related to prior year defaults remained as of June 30, 2022.
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
The following table reconciles the net income and the weighted average shares of common stock outstanding used in the computations of basic and diluted EPS of common stock:

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
	(In Thousands, except for per share data)
Net income	$75,444	$57,522	$143,124	$110,414
Basic weighted average shares outstanding	85,734	85,647	85,842	85,483
Basic earnings per share	$0.88	$0.67	$1.67	$1.29

Net income	$75,444	$57,522	$143,124	$110,414
Gain from change in fair value of warrant liability	(1,020)	(658)	(1,113)	(453)
Diluted net income	$74,424	$56,864	$142,011	$109,961

Basic weighted average shares outstanding	85,734	85,647	85,842	85,483
Dilutive effect of issuable shares	843	1,172	1,101	1,246
Diluted weighted average shares outstanding	86,577	86,819	86,943	86,729

Diluted earnings per share	$0.86	$0.65	$1.63	$1.27

Anti-dilutive shares	141	2	52	1
8. Warrants
We issued 992 thousand warrants in connection with a private placement of our common stock in April 2012 with a ten-year contractual term that expired in April, 2022. Each warrant provided the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million. On April 24, 2022, 90 thousand warrants expired unexercised, resulting in a gain of approximately $0.9 million. No warrants remained outstanding as of June 30, 2022.
During the three months ended June 30, 2022, 44 thousand warrants were exercised resulting in the issuance of 33 thousand shares of common stock. Upon exercise, we reclassified approximately $0.4 million of warrant fair value from warrant liability to additional paid-in capital. During the six months ended June 30, 2022, 110 thousand warrants were exercised resulting in the issuance of 84 thousand shares of common stock. Upon exercise, we reclassified approximately $1.3 million of warrant fair value from warrant liability to additional paid-in capital.
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
9. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. NMIH files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries. Our effective tax rate on our pre-tax income was 22.4% and 22.2% for the three and six months ended June 30, 2022, respectively, compared to 21.9% and 21.8% for the three and six months ended June 30, 2021, respectively. Our provision for income taxes for interim reporting periods is established based on our estimated annual effective tax rate for a given year. Our effective tax rate may fluctuate between interim periods due to the impact of discrete items not included in our estimated annual effective tax rate, including the tax effects associated with the vesting of RSUs and exercise of options, and the change in fair value of our warrant liability. Such items are treated on a discrete basis in the reporting period in which they occur.
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent. As a result, our interim provision for income taxes for the three and six months ended June 30, 2022 represents a change in our net deferred tax liability.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of June 30, 2022 and December 31, 2021, we held $89.2 million of tax and loss bonds in "Other assets" on our consolidated balance sheet.

10. Stockholders' Equity
On February 10, 2022, our Board of Directors approved a $125 million share repurchase program effective through December 31, 2023. The authorization provides us the flexibility to repurchase stock from time to time in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. During the three and six months ended June 30, 2022, we repurchased 1.4 million and 1.7 million shares, respectively, at average prices of $17.61 and $18.12 per share (excluding associated costs) pursuant to a trading plan under Rule 10b-18 of the Exchange Act. As of June 30, 2022, $94.6 million of repurchase authority remained available under the program.
11. Leases
We have two operating lease agreements related to our corporate headquarters and a data center facility for which we recognized operating right-of-use (ROU) assets and lease liabilities of $11.0 million and $12.4 million in "Other assets" and "Other liabilities," respectively, on our consolidated balance sheet as of June 30, 2022. As of December 31, 2021, we recognized operating ROU assets and lease liabilities of $2.6 million and $2.9 million, respectively. As of June 30, 2022 and December 31, 2021, we did not have any finance leases.
In January 2022, we modified the lease for our corporate headquarters, securing a reduction in pricing and incremental leasehold improvement concessions, reducing the square footage of leased space and extending the remaining term through March 2030. In February 2022, we renewed the lease of our data center facility, extending its term through January 2024. Upon the respective modification and extension, the ROU asset and liability associated with each lease was remeasured, using our current estimated incremental borrowing rate, resulting in an aggregate increase to ROU assets and lease liabilities of $9.7 million.

The following table provides a summary of our ROU asset and lease liability assumptions as of June 30, 2022:

Weighted-average remaining lease term	7.6 years
Weighted-average discount rate	6.50%
Cash paid on our operating leases for the three and six months ended June 30, 2022 was $44 thousand and $0.1 million, respectively, compared to $0.6 million and $1.3 million for the three and six months ended June 30, 2021, respectively. Lease expenses incurred for the three and six months ended June 30, 2022 were $0.5 million and $1.0 million, respectively, compared to $0.6 million and $1.1 million for the three and six months ended June 30, 2021 .
Future payments due under our existing operating leases as of June 30, 2022 are as follows:

($ In Thousands)
Remaining in 2022	$87
2023	2,096
2024	2,080
2025	2,128
2026	2,190
2027	2,256
2028	2,322
2029	2,392
2030	603
Total undiscounted lease payments	16,154
Less effects of discounting	(3,778)
Present value of lease payments	$12,376
Lease expense is recorded in underwriting and operating expenses on the consolidated statements of operations and comprehensive income. Our existing leases have terms ranging from two to eight years. The lease for our corporate headquarters includes an option to renew for an additional five years at prevailing market rates at the time of renewal. This renewal option is

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
not included in the calculation of future lease payments due under the existing lease as presented above as it is not reasonably certain to be exercised.
12. Premium Receivable

Premiums receivable consists of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the associated receivable is written off against earned premium and the related insurance policy is canceled. We recognize an allowance for credit losses for premiums receivable based on credit losses expected to arise over the life of the receivable. Due to the nature of our insurance policies (a necessary precondition for access to mortgage credit for covered borrowers) and the short duration of the related receivables, we do not typically experience credit losses against our premium receivables and the allowance for credit loss established on premium receivable was deemed immaterial at June 30, 2022 and December 31, 2021.

Premiums receivable may be written off prior to 120 days in the ordinary course of business for non-credit events including, but not limited to, the modification or refinancing of an underlying insured loan. We established a $1.7 million and $2.3 million reserve for premium write-offs at June 30, 2022 and December 31, 2021, respectively.
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
NMIC and Re One generated combined statutory net income of $25.6 million and $44.2 million for the three and six months ended June 30, 2022, respectively, compared to $8.8 million and $15.1 million for the three and six months ended June 30, 2021, respectively.
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
The following table presents NMIC's statutory surplus, contingency reserve, statutory capital and risk-to-capital (RTC) ratio as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
	(In Thousands)
Statutory surplus	$892,655	$893,848
Contingency reserve	1,178,794	1,036,639
Statutory capital (1)	$2,071,449	$1,930,487

Risk-to-capital	11.9:1	11.6:1
(1) Represents the total of the statutory surplus and contingency reserve.

Re One had $5.6 million of statutory capital at June 30, 2022 and December 31, 2021. Effective October 1, 2021, the reinsurance agreement between NMIC and Re One was commuted and all ceded risk was transferred back to NMIC. Following the commutation, Re One has no risk in force or further obligation on future claims.

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
14. Subsequent Event
Effective July 1, 2022, NMIC entered into a quota share reinsurance treaty that provides coverage primarily for a seasoned pool of mortgage insurance policies that had previously been covered under the now retired 2017 and 2020-1 ILN Transactions. Under the terms of the agreement, NMIC will cede premiums earned related to 95% of the net risk on eligible policies after the consideration of coverage provided by existing QSR Transactions, in exchange for reimbursement of ceded claims and claims expenses on covered policies, as well as a ceding commission equal to 35% and profit commission of up to 55% of ceded premiums.
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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of June 30, 2022, we had issued master policies with 1,812 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of June 30, 2022, we had $168.6 billion of primary insurance-in-force (IIF) and $43.3 billion of primary risk-in-force (RIF).
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
Our common stock trades on the Nasdaq under the symbol "NMIH." Our headquarters is located in Emeryville, California. As of June 30, 2022, we had 246 employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
We discuss below our results of operations for the periods presented, as well as the conditions and trends that have impacted or are expected to impact our business, including new insurance writings, the composition of our insurance portfolio and other factors that we expect to impact our results.
Conditions and Trends Affecting Our Business
COVID-19 and Other Developments
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
Although we are optimistic that the nationwide COVID-19 vaccination effort and other medical advances will continue to support a normalization of personal and business activity, the path of the virus remains unknown and subject to risk. Given this uncertainty, we are not able to fully assess or estimate the impact the pandemic may have on the mortgage insurance market, our business performance or our financial position at this time, and it remains possible COVID-19 could again trigger more severe and adverse outcomes in future periods. It is also possible that emerging macroeconomic factors, including persistent inflation, flagging consumer confidence and increasing jobless claims could have a pronounced impact on the housing market, the mortgage insurance industry and our business in future periods.
Key Factors Affecting Our Results
New Insurance Written (NIW), Insurance-In-Force and Risk-In-Force
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
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of June 30, 2022 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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
Excess-of-loss reinsurance
Insurance-linked note excess-of-loss reinsurance transactions
NMIC is party to reinsurance agreements with the Oaktown Re Vehicles that provide it with aggregate excess-of-loss reinsurance coverage on defined portfolios of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the respective Oaktown Re Vehicle then provides second layer loss protection up to a defined reinsurance coverage amount. NMIC then retains losses in excess of the respective reinsurance coverage amounts.
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease over a ten-year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled (except the coverage provided by Oaktown Re VI Ltd. and Oaktown Re VII Ltd., which decreases over a 12.5-year period). As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction note-holders as amortization of the outstanding insurance-linked note principal balances. The outstanding reinsurance coverage amounts stop amortizing, and the collateral distribution to ILN Transaction note-holders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event). As of June 30, 2022, the 2018 and 2019 ILN Transactions were deemed to be in Lock Out due to the default experience of the underlying reference pools for each respective transaction and the 2021-2 ILN Transaction was deemed to be in Lock Out in connection with the initial build of its target credit enhancement level. As such, the amortization of reinsurance coverage, and distribution of collateral assets and amortization of insurance-linked notes was suspended for each ILN Transaction. The amortization of reinsurance coverage, distribution of collateral assets and amortization of insurance-linked notes issued in connection with the 2018, 2019 and 2021-2 ILN Transactions will remain suspended for the duration of the Lock-Out Event for each respective ILN Transaction, and during such period assets will be preserved in the applicable reinsurance trust account to collateralize the excess-of-loss reinsurance coverage provided to NMIC.
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
Effective March 25, 2022 and April 25, 2022, NMIC exercised its optional clean-up call to terminate the 2017 and 2020-1 ILN Transactions, respectively. In connection with the termination of each respective transaction, NMIC’s excess of loss reinsurance agreements with Oaktown Re Ltd. and Oaktown Re IV Ltd. were commuted and the insurance-linked notes issued by Oaktown Re Ltd. and Oaktown Re IV Ltd. were redeemed in full with a distribution of remaining collateral assets.

The following table presents the inception date, covered production period, current reinsurance coverage amount, current first layer retained aggregate loss and detail on the level of overcollateralization under each outstanding ILN Transaction. Current amounts are presented as of June 30, 2022.

($ values in thousands)	2018 ILN Transaction	2019 ILN Transaction	2020-2 ILN Transaction	2021-1 ILN Transaction	2021-2 ILN Transaction
Inception date	July 25, 2018	July 30, 2019	October 29, 2020	April 27, 2021	October 26, 2021
Covered production	1/1/2017 - 5/31/2018	6/1/2018 - 6/30/2019	4/1/2020 - 9/30/2020 (1)	10/1/2020 - 3/31/2021 (2)	4/1/2021 - 9/30/2021 (3)

Current ceded RIF	$962,103	$1,074,965	$3,902,234	$7,435,648	$7,315,453

Current first layer retained loss	122,327	122,489	121,177	163,665	146,204
Current reinsurance coverage	158,489	231,877	127,409	339,756	363,596
Eligible coverage	$280,816	$354,366	$248,586	$503,421	$509,800
Subordinated coverage (4)	29.19%	32.97%	6.25%	6.75%	6.97%

PMIERs charge on ceded RIF	7.81%	7.51%	5.38%	6.08%	6.57%
Overcollateralization (5) (6)	$158,489	$231,877	$38,806	$51,389	$28,978

Delinquency Trigger (7)	4.0%	4.0%	4.7%	5.1%	5.2%
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
(4)     Absent a delinquency trigger, the subordinated coverage is capped at 6.25%, 6.75% and 7.45% for the 2020-2, 2021-1 and 2021-2 ILN Transactions, respectively.
(5)    Overcollateralization for each of the 2018 and 2019 ILN Transactions is equal to their current reinsurance coverage as the PMIERs required asset amount on RIF ceded under each transaction is currently below its remaining first layer retained loss.
(6)    May not be replicated based on the rounded figures presented in the table.

(7)    Delinquency triggers for the 2018 and 2019 ILN Transactions are set at a fixed 4.0% and assessed on a discrete monthly basis; delinquency triggers for the 2020-2, 2021-1 and 2021-2 ILN Transactions are equal to seventy-five percent of the subordinated coverage level and assessed on the basis of a three-month rolling average.
Traditional excess-of-loss reinsurance transaction
Effective April 1, 2022, NMIC secured $289.7 million of aggregate excess-of-loss reinsurance coverage at inception on a defined portfolio of mortgage insurance policies primarily written between October 1, 2021, and March 31, 2022 from a broad panel of highly rated reinsurers (the 2022-1 XOL Transaction). Under the agreement, NMIC retains $133.4 million of first layer aggregate loss exposure on covered policies, of which all remained as of June 30, 2022, and the reinsurers then provide second layer loss protection up to a defined reinsurance coverage amount. The reinsurance coverage amount decreases from $289.7 million at inception over a ten-year period as the PMIERs minimum required assets of the underlying covered mortgages declines and was $286.6 million as of June 30, 2022. NMIC retains losses in excess of the outstanding reinsurance coverage amount.

NMIC holds optional termination rights under the 2022-1 XOL Transaction, including, among others, an option to terminate the transaction on or after April 1, 2027 at its discretion. NMIC may also elect to terminate the transaction at any point if the outstanding reinsurance coverage amount amortizes to 10% or less of the reinsurance coverage amount provided at inception, or if it determines that it will no longer be able to take full PMIERs asset credit for the coverage. Additionally, under the terms of the treaty, NMIC may selectively terminate its engagement with individual reinsurers under certain circumstances. Such selective termination rights arise when, among other reasons, a reinsurer experiences a deterioration in its capital position below a prescribed threshold, and/or a reinsurer breaches (and fails to cure) its collateral posting obligation.

Each of the third-party reinsurance providers that is party to the 2022-1 XOL Transaction has an insurer financial strength rating of A- or better by S&P, A.M. Best or both.

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

Primary and pool IIF and NIW	As of and for the three months ended				For the six months ended
	June 30, 2022		June 30, 2021		June 30, 2022	June 30, 2021
	IIF	NIW	IIF	NIW	NIW
	(In Millions)
Monthly	$148,488	$15,695	$117,629	$19,422	$28,789	$43,186
Single	20,151	916	18,969	3,329	1,987	5,962
Primary	168,639	16,611	136,598	22,751	30,776	49,148

Pool	1,114	—	1,460	—	—	—
Total	$169,753	$16,611	$138,058	$22,751	$30,776	$49,148

NIW for the three and six months ended June 30, 2022 was $16.6 billion and $30.8 billion compared to $22.8 billion and $49.1 billion for the three and six months ended June 30, 2021. NIW decreased year-on-year primarily due to a decline in the size of the total mortgage insurance market.

Total IIF increased 23% at June 30, 2022 compared to June 30, 2021, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of in-force policies. Our persistency rate improved to 76.0% at June 30, 2022 from 53.9% at June 30, 2021, reflecting a slowdown in the pace of refinancing activity during the intervening twelve month period driven by an increase in interest and mortgage note rates.

The following table presents net premiums written and earned for the periods indicated:

Primary and pool premiums written and earned	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In Thousands)
Net premiums written	$118,457	$126,642	$234,491	$242,457
Net premiums earned	120,870	110,888	237,365	216,767
For the three and six months ended June 30, 2022, net premium written decreased 6% and 3%, respectively, while net premiums earned increased 9% and 10%, respectively, compared to the three and six months ended June 30, 2021. The decreases in net premium written were primarily driven by a decrease in single premium policy production from period to period, partially offset by growth in our monthly IIF and monthly pay policy premium receipts. The increases in the net premium earned were primarily due to the growth of our IIF, partially offset by a decrease in the contribution from single premium policy cancellations and an increase in total premiums ceded under our reinsurance transactions.
Pool premiums written and earned for the three and six months ended June 30, 2022 and 2021, were $0.3 million and $0.6 million, and $0.4 million and $0.9 million, respectively, before giving effect to the 2016 QSR Transaction, under which all of our written and earned pool premiums are ceded. A portion of our ceded pool premiums written and earned are recouped through profit commission.

Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
	($ Values In Millions, except as noted below)
New insurance written	$16,611	$14,165	$18,342	$18,084	$22,751
Percentage of monthly premium	94%	92%	93%	93%	85%
Percentage of single premium	6%	8%	7%	7%	15%
New risk written	$4,386	$3,721	$4,786	$4,640	$5,650
Insurance-in-force (1)	168,639	158,877	152,343	143,618	136,598
Percentage of monthly premium	88%	88%	87%	87%	86%
Percentage of single premium	12%	12%	13%	13%	14%
Risk-in-force (1)	$43,260	$40,522	$38,661	$36,253	$34,366
Policies in force (count) (1)	551,543	526,976	512,316	490,714	471,794
Average loan size ($ value in thousands) (1)	$306	$301	$297	$293	$290
Coverage percentage (2)	25.7%	25.5%	25.4%	25.2%	25.2%
Loans in default (count) (1)	4,271	5,238	6,227	7,670	8,764
Default rate (1)	0.77%	0.99%	1.22%	1.56%	1.86%
Risk-in-force on defaulted loans (1)	$295	$362	$435	$546	$625
Net premium yield (3)	0.30%	0.30%	0.31%	0.32%	0.34%
Earnings from cancellations	$2.2	$2.9	$5.1	$7.7	$7.0
Annual persistency (4)	76.0%	71.5%	63.8%	58.1%	53.9%
Quarterly run-off (5)	4.3%	5.0%	6.7%	8.1%	8.0%
(1)    Reported as of the end of the period.
(2)    Calculated as end of period RIF divided by end of period IIF.
(3)    Calculated as net premiums earned divided by average primary IIF for the period, annualized.
(4)    Defined as the percentage of IIF that remains on our books after a given twelve-month period.
(5)    Defined as the percentage of IIF that is no longer on our books after a given three-month period.
The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	As of and for the three months ended		As of and for the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In Millions)
IIF, beginning of period	$158,877	$123,777	$152,343	$111,252
NIW	16,611	22,751	30,776	49,148
Cancellations, principal repayments and other reductions	(6,849)	(9,930)	(14,480)	(23,802)
IIF, end of period	$168,639	$136,598	$168,639	$136,598

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
The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of June 30, 2022		As of June 30, 2021
	IIF	RIF	IIF	RIF
	(In Millions)
June 30, 2022	$30,249	$7,972	$—	$—
2021	76,657	19,522	48,314	11,986
2020	39,154	9,928	51,100	12,792
2019	10,248	2,688	17,279	4,527
2018	4,021	1,030	6,745	1,719
2017 and before	8,310	2,120	13,160	3,342
Total	$168,639	$43,260	$136,598	$34,366
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

Primary NIW by FICO	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In Millions)
>= 760	$7,990	$11,390	$14,362	$24,304
740-759	2,900	4,246	5,288	9,558
720-739	2,056	3,152	3,993	7,115
700-719	1,650	1,798	3,289	4,156
680-699	1,277	1,292	2,521	2,652
<=679	738	873	1,323	1,363
Total	$16,611	$22,751	$30,776	$49,148
Weighted average FICO	751	754	750	755

Primary NIW by LTV	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In Millions)
95.01% and above	$1,577	$2,177	$2,943	$4,628
90.01% to 95.00%	8,253	9,941	15,308	20,992
85.01% to 90.00%	4,772	6,262	8,640	14,110
85.00% and below	2,009	4,371	3,885	9,418
Total	$16,611	$22,751	$30,776	$49,148
Weighted average LTV	92.2%	91.3%	92.1%	91.1%

Primary NIW by purchase/refinance mix	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In Millions)
Purchase	$16,203	$18,911	$29,601	$36,820
Refinance	408	3,840	1,175	12,328
Total	$16,611	$22,751	$30,776	$49,148

The tables below present our total primary IIF and RIF by FICO and LTV, and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of
	June 30, 2022		June 30, 2021
	($ Values In Millions)
>= 760	$83,769	50%	$70,583	51%
740-759	29,195	17	23,175	17
720-739	23,240	14	18,857	14
700-719	16,221	10	12,230	9
680-699	11,160	6	7,927	6
<=679	5,054	3	3,826	3
Total	$168,639	100%	$136,598	100%

Primary RIF by FICO	As of
	June 30, 2022		June 30, 2021
	($ Values In Millions)
>= 760	$21,159	49%	$17,531	51%
740-759	7,564	17	5,873	17
720-739	6,044	14	4,798	14
700-719	4,289	10	3,161	9
680-699	2,936	7	2,047	6
<=679	1,268	3	956	3
Total	$43,260	100%	$34,366	100%

Primary IIF by LTV	As of
	June 30, 2022		June 30, 2021
	($ Values In Millions)
95.01% and above	$16,068	10%	$12,026	9%
90.01% to 95.00%	77,804	46	60,358	44
85.01% to 90.00%	51,029	30	43,064	32
85.00% and below	23,738	14	21,150	15
Total	$168,639	100%	$136,598	100%

Primary RIF by LTV	As of
	June 30, 2022		June 30, 2021
	($ Values In Millions)
95.01% and above	$4,914	11%	$3,552	10%
90.01% to 95.00%	22,974	53	17,774	52
85.01% to 90.00%	12,553	29	10,555	31
85.00% and below	2,819	7	2,485	7
Total	$43,260	100%	$34,366	100%

Primary RIF by Loan Type	As of
	June 30, 2022	June 30, 2021

Fixed	99%	99%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	1	1
Total	100%	100%
The table below presents selected primary portfolio statistics, by book year, as of June 30, 2022.

	As of June 30, 2022
Book Year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values in Millions)
2013	$162	$6	3%	655	40	1	1	0.6%	0.3%	2.5%
2014	3,451	235	7%	14,786	1,455	29	50	4.0%	0.5%	2.0%
2015	12,422	1,440	12%	52,548	7,941	170	121	3.0%	0.6%	2.1%
2016	21,187	3,145	15%	83,626	16,073	343	138	2.7%	0.6%	2.1%
2017	21,582	3,484	16%	85,897	18,205	607	112	3.9%	0.8%	3.3%
2018	27,295	4,021	15%	104,043	20,359	785	100	6.6%	0.9%	3.9%
2019	45,141	10,248	23%	148,423	42,491	812	25	8.5%	0.6%	1.9%
2020	62,702	39,154	62%	186,174	125,400	696	2	4.6%	0.4%	0.6%
2021	85,574	76,657	90%	257,972	236,705	811	1	4.3%	0.3%	0.3%
2022	30,776	30,249	98%	84,034	82,874	17	—	1.0%	—%	—%
Total	$310,292	$168,639		1,018,158	551,543	4,271	550
(1)    Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.
(2)    Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.
(3)    Calculated as the number of loans in default divided by number of policies in force.

Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the dates indicated. The distribution of our primary RIF as of June 30, 2022 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of
	June 30, 2022	June 30, 2021
California	10.8%	10.3%
Texas	9.0	9.8
Florida	8.3	8.3
Virginia	4.3	5.0
Georgia	4.0	3.5
Illinois	3.9	3.8
Washington	3.9	3.6
Colorado	3.7	4.1
Maryland	3.5	3.9
Pennsylvania	3.3	3.2
Total	54.7%	55.5%

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
In response to the COVID-19 pandemic, politicians, regulators, lenders, loan servicers and others have offered extraordinary assistance to dislocated borrowers through, among other programs, the forbearance, foreclosure moratorium and other assistance programs codified under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The FHFA and GSEs have offered further assistance by introducing new repayment and loan modification options to assist borrowers with their transition out of forbearance programs and default status. We generally observe that forbearance, repayment and modification, and other assistance programs aid affected borrowers and drive higher cure rates on defaults than would otherwise be expected on similarly situated loans that did not benefit from broad-based assistance programs.
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim (benefits) expenses:

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In Thousands)
Beginning balance	$102,372	$96,103	$103,551	$90,567
Less reinsurance recoverables (1)	(20,080)	(18,686)	(20,320)	(17,608)
Beginning balance, net of reinsurance recoverables	82,292	77,417	83,231	72,959

Add claims incurred:
Claims and claim (benefits) expenses incurred:
Current year (2)	8,707	5,069	18,787	15,626
Prior years (3)	(11,743)	(429)	(22,442)	(6,024)
Total claims and claim (benefits) expenses incurred	(3,036)	4,640	(3,655)	9,602

Less claims paid:
Claims and claim expenses paid:
Current year (2)	26	—	26	12
Prior years (3)	356	548	676	1,040
Total claims and claim expenses paid	382	548	702	1,052

Reserve at end of period, net of reinsurance recoverables	78,874	81,509	78,874	81,509
Add reinsurance recoverables (1)	19,588	19,726	19,588	19,726
Ending balance	$98,462	$101,235	$98,462	$101,235
(1)    Related to ceded losses recoverable under the QSR Transactions. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance" for additional information.
(2) Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $14.0 million attributed to net case reserves and $4.5 million attributed to net IBNR reserves for the six months ended June 30, 2022 and $9.8 million attributed to net case reserves and $5.6 million attributed to net IBNR reserves for the six months ended June 30, 2021.
(3) Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $17.0 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the six months ended June 30, 2022 and $1.1 million attributed to net case reserves and $5.0 million attributed to net IBNR reserves for the six months ended June 30, 2021.

The "claims incurred" section of the table above shows claims and claim (benefits) expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $74.9 million related to prior year defaults remained as of June 30, 2022.
The following table provides a reconciliation of the beginning and ending count of loans in default:

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Beginning default inventory	5,238	11,090	6,227	12,209
Plus: new defaults	1,069	1,095	2,232	2,862
Less: cures	(2,011)	(3,402)	(4,143)	(6,270)
Less: claims paid	(24)	(19)	(43)	(35)
Less: rescission and claims denied	(1)	—	(2)	(2)
Ending default inventory	4,271	8,764	4,271	8,764
Ending default inventory declined from June 30, 2021 to June 30, 2022 as an increased number of borrowers initially impacted by the COVID-19 pandemic cured their delinquencies, and fewer new defaults emerged as the acute economic stress of the pandemic crisis continued to recede. While our default population declined from June 30, 2021 to June 30, 2022, our default inventory remains elevated compared to historical experience due to the continued challenges certain borrowers are facing related to the COVID-19 pandemic and their decision to access the forbearance program for federally backed loans codified under the CARES Act or similar programs made available by private lenders. As of June 30, 2022, 2,400 of our 4,271 defaulted loans were in a COVID-19 related forbearance program.
The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions and ILN Transactions, for the periods indicated:

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	($ In Thousands)
Number of claims paid (1)	24	19	43	35
Total amount paid for claims	$471	$702	$873	$1,308
Average amount paid per claim	$20	$37	$20	$37
Severity (2)	46%	66%	43%	64%
(1)    Count includes 10 and 16 claims settled without payment during the three and six months ended June 30, 2022, respectively, and three and four claims settled without payment during the three and six months ended June 30, 2021, respectively.
(2)    Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.

We paid 24 and 43 claims during the three and six months ended June 30, 2022, respectively, and 19 and 35 claims during the three and six months ended June 30, 2021, respectively. The number of claims paid was modest relative to the size of our insured portfolio and number of defaulted loans we reported in each period, primarily due to the forbearance program and foreclosure moratorium implemented by the GSEs in response to the COVID-19 pandemic and codified under the CARES Act. Such forbearance and foreclosure programs have extended, and may ultimately interrupt, the timeline over which loans would otherwise progress through the default cycle to a paid claim. Our claims paid experience for the three and six months ended June 30, 2022 and 2021, further benefited from the resiliency of the housing market and broad national house price appreciation. An increase in the value of the homes collateralizing the mortgages we insure provides defaulted borrowers with alternative paths and incentives to cure their loan prior to the development of a claim.

Our claims severity for the three and six months ended June 30, 2022 was 46% and 43%, respectively, compared to 66% and 64% for the three and six months ended June 30, 2021, respectively. Claims severity for the three and six months ended June 30, 2022 and 2021 benefited from the same resiliency of the housing market and broad national house price appreciation as our claims paid. An increase in the value of the homes collateralizing the mortgages we insure provides additional equity support to our risk exposure and raises the prospect of a third-party sale of a foreclosed property, which can mitigate the severity of our settled claims.
The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated:

Average reserve per default:	As of June 30, 2022	As of June 30, 2021
	(In Thousands)
Case (1)	$21.3	$10.6
IBNR (1)(2)	1.8	1.0
Total	$23.1	$11.6
(1)    Defined as the gross reserve per insured loan in default.
(2)    Amount includes claims adjustment expenses.
Average reserve per default increased from June 30, 2021 to June 30, 2022 primarily due to the “aging” of early COVID-related defaults. While we have generally established lower reserves for defaults that we consider to be connected to the COVID-19 pandemic given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs, we have increased such reserves over time as individual defaults remain outstanding or “age.” Our average reserve per default at June 30, 2022 also reflects an incrementally conservative set of assumptions about future macroeconomic and housing market conditions compared to those assumed at June 30, 2021.
While average reserve per default increased from June 30, 2021 to June 30, 2022, our aggregate gross reserve position declined in the intervening period due to the significant decline in our total default inventory.
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
The following table provides a comparison of the PMIERs available assets and risk-based required asset amount as reported by NMIC as of the dates indicated:

	As of
	June 30, 2022	June 30, 2021
	(In Thousands)
Available assets	$2,169,388	$1,886,993
Risk-based required assets	1,240,143	1,170,854

Available assets were $2.2 billion at June 30, 2022, compared to $1.9 billion at June 30, 2021. The $282 million increase in available assets between the dates presented was primarily driven by NMIC's positive cash flow from operations during the intervening period, partially offset by the ordinary course dividend paid by NMIC to NMIH in April 2022 and the extraordinary dividend paid by Re One to NMIH following the termination and commutation of the reinsurance agreement between NMIC and Re One in December 2021.
The increase in the risk-based required asset amount between the dates presented was primarily due to the growth of our gross RIF, largely offset by an increase in the risk ceded under our third-party reinsurance agreements.
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

Consolidated Results of Operations

Consolidated statements of operations	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues	($ in thousands, except for per share data)
Net premiums earned	$120,870	$110,888	$237,365	$216,767
Net investment income	10,921	9,382	21,120	18,196
Net realized investment gains	53	12	461	12
Other revenues	376	483	715	984
Total revenues	132,220	120,765	259,661	235,959
Expenses
Insurance claims and claim (benefits) expenses	(3,036)	4,640	(3,655)	9,602
Underwriting and operating expenses	30,700	34,725	63,635	68,790
Service expenses	336	481	766	1,072
Interest expense	8,051	7,922	16,092	15,837
Gain from change in fair value of warrant liability	(1,020)	(658)	(1,113)	(453)
Total expenses	35,031	47,110	75,725	94,848

Income before income taxes	97,189	73,655	183,936	141,111
Income tax expense	21,745	16,133	40,812	30,697
Net income	$75,444	$57,522	$143,124	$110,414

Earnings per share - Basic	$0.88	$0.67	$1.67	$1.29
Earnings per share - Diluted	$0.86	$0.65	$1.63	$1.27

Loss ratio(1)	(2.5)%	4.2%	(1.5)%	4.4%
Expense ratio(2)	25.4%	31.3%	26.8%	31.7%
Combined ratio (3)	22.9%	35.5%	25.3%	36.2%

	Three months ended		Six months ended
Non-GAAP financial measures (4)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	($ in thousands, except for per share data)
Adjusted income before tax	$96,061	$74,600	$182,567	$142,639
Adjusted net income	74,339	58,130	141,809	111,526
Adjusted diluted EPS	0.86	0.67	1.63	1.29
(1)    Loss ratio is calculated by dividing insurance claims and claim (benefits) expenses by net premiums earned.
(2)    Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.
(3)     Combined ratio may not foot due to rounding.
(4)    See "Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures," below.
Revenues
Net premiums earned were $120.9 million and $237.4 million for the three and six months ended June 30, 2022, respectively, compared to $110.9 million and $216.8 million for the three and six months ended June 30, 2021, respectively. The year-on-year increase in net premiums earned in each respective period was primarily driven by the growth of our IIF, partially offset by a decline in the contribution from single premium policy cancellations and an increase in total premiums ceded under our reinsurance transactions.
Net investment income was $10.9 million and $21.1 million for the three and six months ended June 30, 2022, respectively, compared to $9.4 million and $18.2 million for the three and six months ended June 30, 2021, respectively. The year-on-year increase in net investment income in each respective period was primarily driven by growth in the size of our total investment portfolio.
Other revenues were $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively, compared to $0.5 million and $1.0 million for the three and six months ended June 30, 2021, respectively. Other revenues represent underwriting fee revenue generated by our subsidiary, NMIS, which provides outsourced loan review services to mortgage loan originators. The year-on-year decline in other revenues in each respective period relates to a decrease in NMIS' outsourced loan review volume. Amounts recognized in other revenues generally correspond with amounts incurred as service expenses for outsourced loan review activities in the same periods.
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
Insurance claims and claim expenses were a benefit of $3.0 million and $3.7 million for the three and six months ended June 30, 2022, respectively, compared to insurance claims and claim expenses of $4.6 million and $9.6 million for the three and six months ended June 30, 2021, respectively. Insurance claims and claim expenses during the three and six months ended June 30, 2022 benefited from cure activity and the associated release of a portion of the reserves we established for anticipated claims payments in prior periods, and a decrease in the number of new defaults emerging on loans impacted by the COVID-19 pandemic.
Underwriting and operating expenses were $30.7 million and $63.6 million for the three and six months ended June 30, 2022, respectively, compared to $34.7 million and $68.8 million for the three and six months ended June 30, 2021, respectively. The year-on-year decline in underwriting and operating expenses in each respective period was primarily due to a decrease in the amortization of deferred policy acquisition costs tied to the increased persistency of our IIF, a step-down in technology costs related to our agreement with Tata Consultancy Services and a decline in capital markets transaction costs, partially offset by an increase in travel and entertainment expenses tied to the easing of COVID-19 related restrictions, as well as an increase in depreciation and amortization incurred in connection with the completion and implementation of certain software and equipment initiatives.
Service expenses were $0.3 million and $0.8 million for the three and six months ended June 30, 2022, respectively, compared to $0.5 million and $1.1 million for the three and six months ended June 30, 2021, respectively. Service expenses represent third-party costs incurred by NMIS in connection with the services it provides. The year-on-year decline in service expenses in each respective period was driven by a decrease in NMIS' outsourced loan review volume. Amounts incurred as service expenses generally correspond with amounts recognized in other revenues in the same periods.
Interest expense was $8.1 million and $16.1 million for the three and six months ended June 30, 2022, respectively, compared to $7.9 million and $15.8 million for the three and six months ended June 30, 2021, respectively. Interest expense primarily reflects the carrying costs of the Notes. The increase in interest expense period-to-period was due to an increase in commitment fees associated with the 2021 Revolving Credit Facility which had extended its borrowing capacity from $110 million to $250 million in November 2021. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt."
Income tax expense was $21.7 million and $40.8 million for the three and six months ended June 30, 2022, respectively, compared to $16.1 million and $30.7 million for the three and six months ended June 30, 2021, respectively. The year-on-year increase in income tax expense in each respective period was primarily driven by growth in our pre-tax income. Our effective tax rate on pre-tax income was 22.4% and 22.2% for the three and six months ended June 30, 2022, respectively, compared to 21.9% and 21.8% for the three and six months ended June 30, 2022, respectively. As a U.S. taxpayer, we are subject to a statutory U.S. federal corporate income tax rate of 21%. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year and reflects the impact of discrete tax effects in the period in which they occur. Our effective tax rates for the three and six months ended June 30, 2022 and 2021 reflect the discrete tax effects of the vesting of RSUs and exercise of options, and the change in fair value of our warrant liability in each period. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."

Net Income
Net income was $75.4 million and $143.1 million for the three and six months ended June 30, 2022, respectively, compared to $57.5 million and $110.4 million for the three and six months ended June 30, 2021, respectively. Adjusted net income was $74.3 million and $141.8 million for the three and six months ended June 30, 2022, respectively, compared to $58.1 million and $111.5 million for the three and six months ended June 30, 2021, respectively. The year-on-year increases in net income and adjusted net income in each respective period were primarily driven by growth in our total revenues, as well as declines in our insurance claims and claim expenses and underwriting and operating expenses, partially offset by an increase in our income tax expense.
Diluted EPS was $0.86 and $1.63 for the three and six months ended June 30, 2022, respectively, compared to $0.65 and $1.27 for the three and six months ended June 30, 2021, respectively. Adjusted diluted EPS was $0.86 and $1.63 for the three and six months ended June 30, 2022, respectively, compared to $0.67 and $1.29 for the three and six months ended June 30, 2021, respectively. Diluted and adjusted diluted EPS increased primarily due to growth in net income and adjusted net income.
The non-GAAP financial measures adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
As reported	($ in thousands, except for per share data)
Income before income taxes	$97,189	$73,655	$183,936	$141,111
Income tax expense	21,745	16,133	40,812	30,697
Net income	$75,444	$57,522	$143,124	$110,414

Adjustments
Net realized investment gains	(53)	(12)	(461)	(12)
Gain from change in fair value warrant liability	(1,020)	(658)	(1,113)	(453)
Capital market transaction costs	(55)	1,615	205	1,993
Other infrequent, unusual or non-operating items	—	—	—	—
Adjusted income before tax	96,061	74,600	182,567	142,639

Income tax (benefit) expense on adjustments	(23)	337	(54)	416
Adjusted net income	$74,339	$58,130	$141,809	$111,526

Weighted average diluted shares outstanding	86,577	86,819	86,943	86,729
Adjusted diluted EPS	$0.86	$0.67	$1.63	$1.29
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
•Change in fair value of warrant liability. Outstanding warrants at the end of each reporting period are revalued, and any change in fair value is reported in the statement of operations in the period in which the change occurred. The change in fair value of our warrant liability can vary significantly across periods and is influenced principally by equity market and general economic factors that do not impact or reflect our current period operating results. Furthermore, all unexercised warrants expired in April 2022 and, as such, no change in fair value will be recognized in future reporting periods. We believe trends in our operating performance can be more clearly identified by excluding fluctuations related to the change in fair value of our warrant liability.
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

Consolidated balance sheets	June 30, 2022	December 31, 2021
	(In Thousands)
Total investment portfolio	$2,019,420	$2,085,931
Cash and cash equivalents	72,398	76,646
Premiums receivable	63,708	60,358
Deferred policy acquisition costs, net	59,768	59,584
Software and equipment, net	32,071	32,047
Prepaid reinsurance premiums	1,711	2,393
Reinsurance recoverable	19,588	20,320
Other assets	123,624	113,302
Total assets	$2,392,288	$2,450,581
Debt	$395,323	$394,623
Unearned premiums	135,681	139,237
Accounts payable and accrued expenses	58,947	72,000
Reserve for insurance claims and claim expenses	98,462	103,551
Reinsurance funds withheld	4,489	5,601
Warrant liability	—	2,363
Deferred tax liability, net	161,658	164,175
Other liabilities	12,636	3,245
Total liabilities	867,196	884,795
Total shareholders' equity	1,525,092	1,565,786
Total liabilities and shareholders' equity	$2,392,288	$2,450,581
Total cash and investments were $2.1 billion as of June 30, 2022, compared to $2.2 billion as of December 31, 2021. Cash and investments at June 30, 2022 included $114.4 million held by NMIH. The decrease in total cash and investments reflects an increase in the unrealized loss positions of our fixed income portfolio tied to the prevailing interest rate and credit spread environment and share repurchases during the six months ended June 30, 2022, partially offset by cash generated from operations.
Premiums receivable was $63.7 million as of June 30, 2022, compared to $60.4 million as December 31, 2021. The increase was primarily driven by growth in our monthly premium policies in force, where premiums are generally paid one month in arrears.
Net deferred policy acquisition costs were $59.8 million as of June 30, 2022, compared to $59.6 million as of December 31, 2021. The increase was primarily driven by the deferral of certain costs associated with the origination of new policies between the respective balance sheet dates, largely offset by the recognition of previously deferred policy acquisition costs.
Prepaid reinsurance premiums were $1.7 million as of June 30, 2022, compared to $2.4 million as of December 31, 2021. Prepaid reinsurance premiums, which represent the unearned premiums on single premium policies ceded under the 2016 QSR Transaction, decreased due to the continued amortization of previously ceded unearned premiums.
Reinsurance recoverable was $19.6 million as of June 30, 2022, compared to $20.3 million as of December 31, 2021. The decrease was driven by a decrease in ceded losses recoverable associated with our QSR Transactions.
Other assets increased to $123.6 million as of June 30, 2022, compared to $113.3 million as of December 31, 2021. The increase was primarily driven by the recognition of incremental ROU assets in connection with the modification of the operating lease for our corporate headquarters in January 2022. Other assets included $89.2 million of tax and loss bonds held by the Company at both June 30, 2022 and December 31, 2021. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
Unearned premiums were $135.7 million as of June 30, 2022, compared to $139.2 million as of December 31, 2021. The decrease was driven by the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies and the cancellations of other single premium policies, partially offset by single premium policy originations during the six months ended June 30, 2022.
Accounts payable and accrued expenses were $58.9 million as of June 30, 2022, compared to $72.0 million as of December 31, 2021. The decrease was primarily driven by the settlement of previously accrued compensation expenses, premium taxes and other contractual payables during the six months ended June 30, 2022, partially offset by an increase in reinsurance payables associated with the 2022-1 XOL Transaction.
Reserve for insurance claims and claim expenses was $98.5 million as of June 30, 2022, compared to $103.6 million as of December 31, 2021. The decrease was primarily driven by a release of a portion of the reserves we established for anticipated claims payments in prior periods, cure activity, and a decline in the total size of our default population. The decrease was partially offset by an increase in the average reserve carried per default. While we have generally established lower reserves per default for loans that we consider to be impaired in connection with the COVID-19 pandemic, we have increased the initial reserves held for such loans as they have aged in default status. See "- Insurance Claims and Claim Expenses," above for further details.
Reinsurance funds withheld, which represents our ceded reinsurance premiums written, less our profit and ceding commission receivables related to the 2016 QSR Transaction was $4.5 million as of June 30, 2022, compared to $5.6 million as of December 31, 2021. The decrease relates to the continued decline in ceded premiums written on single premium policies, due to the end of the reinsurance coverage period for new business under the 2016 QSR Transaction at December 31, 2017. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance."
All unexercised warrants expired at their contractual maturity in April 2022. No warrants or warrant liability remained at June 30, 2022. Warrant liability was $2.4 million at December 31, 2021. For further information regarding the valuation of our warrant liability and its impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 3, Fair Value of Financial Instruments."
Net deferred tax liability was $161.7 million at June 30, 2022, compared to $164.2 million at December 31, 2021. The decrease was primarily due to the increase in unrealized losses recorded in other comprehensive income, and was largely offset by an increase in the claimed deductibility of our statutory contingency reserve. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
Other liabilities increased to $12.6 million as of June 30, 2022, compared to $3.2 million as of December 31, 2021. The increase was primarily driven by the recognition of an incremental lease liability in connection with the modification of the operating lease for our corporate headquarters in January 2022.
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the six months ended June 30,
	2022	2021
Net cash provided by (used in):	(In Thousands)
Operating activities	$173,834	$182,544
Investing activities	(147,756)	(240,679)
Financing activities	(30,326)	(722)
Net decrease in cash and cash equivalents	$(4,248)	$(58,857)
Net cash provided by operating activities was $173.8 million for the six months ended June 30, 2022, compared to $182.5 million for the six months ended June 30, 2021. The decrease in cash provided by operating activities year-on-year was primarily driven by a decline in premium written tied to a reduction in single premium policies written during the six months ended June 30, 2022.
Cash used in investing activities for the six months ended June 30, 2022 and 2021 reflects the purchase of fixed and short-term maturities with cash provided by operating activities, and the reinvestment of coupon payments, maturities and sale proceeds within our investment portfolio.
Cash used in financing activities was $30.3 million for the six months ended June 30, 2022, compared to $0.7 million for the six months ended June 30, 2021. Cash used in financing activities during the six months ended June 30, 2022 primarily relates to the repurchase of common stock.

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
As of June 30, 2022, NMIH had $114.4 million of cash and investments. NMIH's principal sources of net cash are dividends from its subsidiaries and investment income. NMIC paid a $34.9 million ordinary course dividend to NMIH in April 2022, representing its full ordinary course dividend capacity payable under Wisconsin law for the twelve-month period ending December 31, 2022. NMIH also has access to $250 million of undrawn revolving credit capacity under the 2021 Revolving Credit Facility. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt."
On February 10, 2022, our Board of Directors approved a $125 million share repurchase program through December 31, 2023, that enables the company to repurchase its common stock. The authorization provides NMIH the flexibility to repurchase stock from time to time in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. During the six months ended June 30, 2022, NMIH repurchased 1.7 million shares of common stock pursuant to a trading plan under Rule 10b-18 of the Exchange Act, at a total cost of $30.4 million, including associated costs. As of June 30, 2022, $94.6 million of repurchase authority remained available under the program.
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
The Notes mature on June 1, 2025 and bear interest at a rate of 7.375%, payable semi-annually on June 1 and December 1. The 2021 Revolving Credit Facility matures on the earlier of (x) November 29, 2025 or (y) if any existing senior secured notes remain outstanding on such date, February 28, 2025, and accrues interest at a variable rate equal to, at our discretion, (i) a Base Rate (as defined in the 2021 Revolving Credit Facility, subject to a floor of 1.00% per annum) plus a margin of 0.375% to 1.875% per annum or (ii) the Adjusted Term Secured Overnight Financing Rate (SOFR) (as defined in the 2021 Revolving Credit Facility) plus a margin of 1.375% to 2.875% per annum, with the margin in each of (i) or (ii) based on our applicable corporate credit rating at the time. Borrowings under the 2021 Revolving Credit Facility may be used for general corporate purposes, including to support the growth of our new business production and operations.
Under the 2021 Revolving Credit Facility, NMIH is required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of June 30, 2022, the applicable commitment fee was 0.35%. On July 21, 2022, Moody's upgraded its financial strength rating of NMIC from “Baa2” to “Baa1” and its rating of NMIH's Notes from “Ba2” to “Ba1”. As a result of the upgrade, the commitment fee due under the 2021 Revolving Credit Facility will be reduced to 0.30%.
We are subject to certain covenants under the 2021 Revolving Credit Facility, including: a maximum debt-to-total capitalization ratio of 35%, a requirement to maintain compliance with the PMIERs financial requirements (subject to any GSE approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants at June 30, 2022.
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
As an approved mortgage insurer and Wisconsin-domiciled carrier, NMIC is required to satisfy financial and/or capitalization requirements stipulated by each of the GSEs and the Wisconsin OCI. The financial requirements stipulated by the GSEs are outlined in the PMIERs. Under the PMIERs, NMIC must maintain available assets that are equal to or exceed a minimum risk-based required asset amount, subject to a minimum floor of $400 million. At June 30, 2022, NMIC reported $2,169 million available assets against $1,240 million risk-based required assets, for a $929 million "excess" funding position.
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
As of June 30, 2022, NMIC's performing primary RIF, net of reinsurance, was approximately $24.6 billion. NMIC ceded 100% of its pool RIF pursuant to the 2016 QSR Transaction. Based on NMIC's total statutory capital of $2.1 billion (including contingency reserves) as of June 30, 2022, NMIC's RTC ratio was 11.9:1. Re One has no risk in force remaining and no longer reports a RTC ratio.
NMIC's principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At June 30, 2022, NMIC had $2.0 billion of cash and investments, including $50 million of cash and equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended June 30, 2022, NMIC generated $267 million of cash flow from operations and received an additional $109 million of cash flow on the maturity, sale and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC's principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC's only use of cash that develops along an unscheduled path is claims payments. Given the breadth and duration of forbearance programs available to borrowers, separate foreclosure moratoriums that have been enacted at a local, state and federal level, and the general duration of the default to foreclosure to claim cycle, we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.

Debt and Financial Strength Ratings
NMIC's financial strength is rated "Baa1" by Moody's and "BBB" by S&P. NMIH’s Notes are rated “Ba1” by Moody’s and its long-term counter-party credit profile is rated “BB” by S&P. Moody's outlook for both its ratings is stable and S&P’s outlook for both its ratings is positive. For more information, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt."
Consolidated Investment Portfolio
The primary objectives of our investment activity are to generate investment income and preserve capital, while maintaining sufficient liquidity to cover our operating needs. We aim to achieve diversification by type, quality, maturity, and industry. We have adopted an investment policy that defines, among other things, eligible and ineligible investments; concentration limits for asset types, industry sectors, single issuers, and certain credit ratings; and benchmarks for asset duration.
Our investment portfolio is comprised entirely of fixed maturity instruments. As of June 30, 2022, the fair value of our investment portfolio was $2.0 billion and we held an additional $72.4 million of cash and equivalents. Pre-tax book yield on the investment portfolio for the six months ended June 30, 2022 was 2.0%. Book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. The yield on our investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our holdings and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	June 30, 2022	December 31, 2021
Corporate debt securities	61%	64%
Municipal debt securities	25	26
Cash, cash equivalents, and short-term investments	8	4
Asset-backed securities	4	5
U.S. treasury securities and obligations of U.S. government agencies	2	1
Total	100%	100%

Investment portfolio ratings at fair value (1)	June 30, 2022	December 31, 2021
AAA	15%	9%
AA(2)	27	28
A(2)	42	46
BBB(2)	16	17
BB (3)	—	—
Total	100%	100%
(1)    Excluding certain operating cash accounts.
(2)    Includes +/– ratings.
(3)    We held one security with a BB+ rating at June 30, 2022, which is not identifiable in the table due to rounding.

All of our investments are rated by one or more nationally recognized statistical rating organizations. If three or more ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.

Investment Securities - Allowance for credit losses
We did not recognize an allowance for credit loss for any security in the investment portfolio as of June 30, 2022 or December 31, 2021, and we did not record any provision for credit loss for investment securities during the three or six month periods ended June 30, 2022 or 2021.
As of June 30, 2022, the investment portfolio had gross unrealized losses of $199.4 million, of which $41.7 million had been in an unrealized loss position for a period of twelve-months or longer. As of December 31, 2021, the investment portfolio had gross unrealized losses of $23.2 million, of which $6.5 million had been in an unrealized loss position for a period of twelve months or longer.
The increase in the aggregate size of the unrealized loss position as of June 30, 2022, was primarily driven by interest rate movements following the purchase date of certain securities. We evaluated the securities in an unrealized loss position as of June 30, 2022, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our estimate of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of June 30, 2022 are not indicative of the ultimate collectability of the current amortized cost of the securities.
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
The carrying value of our investment portfolio as of June 30, 2022 and December 31, 2021 was $2.0 billion and $2.1 billion, respectively, all of which were invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of June 30, 2022, the duration of our fixed income portfolio, including cash and cash equivalents, was 4.30 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.30% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 4.36 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.36% in fair value of our fixed income portfolio.
We are also subject to market risk related to the Notes and the ILN Transactions. As discussed in Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt" the Notes bear interest at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on our outstanding principal.
The risk premium amounts under the ILN Transactions are calculated by multiplying the outstanding reinsurance coverage amount at the beginning of any payment period by a coupon rate, which is the sum of one-month LIBOR or SOFR, as applicable, and a risk margin, and then subtracting actual investment income earned on the trust balance during that payment period. An increase in one-month LIBOR or SOFR, as applicable, would generally increase the risk premium payments, while an increase to money market rates, which directly affect investment income earned on the trust balance, would generally decrease them. Although we expect the two rates to move in tandem, to the extent they do not, it could increase or decrease the risk premium payments that otherwise would be due.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2022, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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

21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
22.1	Guaranteed Securities by Subsidiary Guarantor (incorporated herein by reference to Exhibit 22.1 to our Form 10-K, filed on February 16, 2022)
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021;
(iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended June 30, 2022 and 2021;

(iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and
(v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
104	The cover page from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (formatted as Inline XBRL and contained in Exhibit 101).

~	Indicates a management contract or compensatory plan or contract.
+	Confidential treatment granted as to certain portions, which portions have been filed separately with the SEC.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
Date: August 2, 2022

By: /s/ Ravi Mallela
Name: Ravi Mallela
Title: Chief Financial Officer and Duly Authorized Signatory