Form 10-Q
period 2022-09-30
NMI Holdings, Inc.
filed 2022-11-02
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on October 28, 2022 was 83,581,031 shares.

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

PART I
Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	6
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	7
Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	8
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (Unaudited)	10
Notes to Condensed Consolidated Financial Statements (Unaudited)	11

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2022	December 31, 2021
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $2,248,737 and $2,078,773 as of September 30, 2022 and December 31, 2021, respectively)	$1,973,931	$2,085,931
Cash and cash equivalents (including restricted cash of $2,159 and $3,165 as of September 30, 2022 and December 31, 2021, respectively)	125,812	76,646
Premiums receivable	67,202	60,358
Accrued investment income	13,342	11,900
Prepaid expenses	4,694	3,530
Deferred policy acquisition costs, net	59,483	59,584
Software and equipment, net	32,156	32,047
Intangible assets and goodwill	3,634	3,634
Prepaid reinsurance premiums	1,454	2,393
Reinsurance recoverable	19,755	20,320
Other assets	102,380	94,238
Total assets	$2,403,843	$2,450,581

Liabilities
Debt	$395,683	$394,623
Unearned premiums	130,652	139,237
Accounts payable and accrued expenses	73,945	72,000
Reserve for insurance claims and claim expenses	94,944	103,551
Reinsurance funds withheld	3,716	5,601
Warrant liability, at fair value	—	2,363
Deferred tax liability, net	166,609	164,175
Other liabilities	12,428	3,245
Total liabilities	877,977	884,795
Commitments and contingencies (see Note 11)

Shareholders' equity
Common stock - class A shares, $0.01 par value; 86,463,874 shares issued and 83,796,313 shares outstanding as of September 30, 2022 and 85,792,849 shares issued and outstanding as of December 31, 2021 (250,000,000 shares authorized)	865	858
Additional paid-in capital	969,359	955,302
Treasury Stock, at cost: 2,667,561 and 0 common shares as of September 30, 2022 and December 31, 2021, respectively	(51,195)	—
Accumulated other comprehensive (loss) income, net of tax	(221,266)	1,485
Retained earnings	828,103	608,141
Total shareholders' equity	1,525,866	1,565,786
Total liabilities and shareholders' equity	$2,403,843	$2,450,581

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenues	(In Thousands, except for per share data)
Net premiums earned	$118,317	$113,594	$355,682	$330,361
Net investment income	11,945	9,831	33,065	28,027
Net realized investment gains	14	3	475	15
Other revenues	301	613	1,016	1,597
Total revenues	130,577	124,041	390,238	360,000
Expenses
Insurance claims and claim (benefits) expenses	(3,389)	3,204	(7,044)	12,806
Underwriting and operating expenses	27,144	34,669	90,779	103,460
Service expenses	197	787	963	1,859
Interest expense	8,036	7,930	24,128	23,767
Gain from change in fair value of warrant liability	—	—	(1,113)	(454)
Total expenses	31,988	46,590	107,713	141,438

Income before income taxes	98,589	77,451	282,525	218,562
Income tax expense	21,751	17,258	62,563	47,956
Net income	$76,838	$60,193	$219,962	$170,606

Earnings per share
Basic	$0.91	$0.70	$2.58	$1.99
Diluted	$0.90	$0.69	$2.53	$1.96

Weighted average common shares outstanding
Basic	84,444	85,721	85,369	85,563
Diluted	85,485	86,880	86,420	86,794

Net income	$76,838	$60,193	$219,962	$170,606
Other comprehensive loss, net of tax:
Unrealized losses in accumulated other comprehensive income (loss), net of tax benefit of $15,932 and $2,165 for the three months ended September 30, 2022 and 2021, and $59,112 and $9,168 for the nine month ended September 30, 2022 and 2021, respectively	(59,936)	(8,144)	(222,374)	(34,487)
Reclassification adjustment for realized gains included in net income, net of tax expense of $3 and $1 for the three months ended September 30, 2022 and 2021, and $100 and $3 for the nine months ended September 30, 2022 and 2021, respectively	(10)	(2)	(377)	(12)
Other comprehensive loss, net of tax	(59,946)	(8,146)	(222,751)	(34,499)
Comprehensive income (loss)	$16,892	$52,047	$(2,789)	$136,107

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2021	85,793	$858	$955,302	$—	$1,485	$608,141	$1,565,786
Common stock: class A shares issued related to warrant exercises	51	1	1,143	—	—	—	1,144
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	430	4	26	—	—	—	30
Repurchase of common stock	(235)	—	—	(5,000)			(5,000)
Share-based compensation expense	—	—	4,196	—	—	—	4,196
Change in unrealized investment gains/losses, net of tax benefit of $26,262	—	—	—	—	(98,794)	—	(98,794)
Net income	—	—	—	—	—	67,680	67,680
Balances, March 31, 2022	86,039	$863	$960,667	$(5,000)	$(97,309)	$675,821	$1,535,042
Common stock: class A shares issued related to warrant exercises	33	*	624	—	—	—	624
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	68	1	(504)	—	—	—	(503)
Repurchase of common stock	(1,439)	—	—	(25,371)	—	—	(25,371)
Share-based compensation expense	—	—	3,867	—	—	—	3,867
Change in unrealized investment gains/losses, net of tax benefit of $17,015	—	—	—	—	(64,011)	—	(64,011)
Net income	—	—	—	—	—	75,444	75,444
Balances, June 30, 2022	84,701	$864	$964,654	$(30,371)	$(161,320)	$751,265	$1,525,092
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	89	1	823	—	—	—	824
Repurchase of common stock	(994)	—	—	(20,824)	—	—	(20,824)
Share-based compensation expense	—	—	3,882	—	—	—	3,882
Change in unrealized investment gains/losses, net of tax benefit of $15,935	—	—	—	—	(59,946)	—	(59,946)
Net income	—	—	—	—	—	76,838	76,838
Balances, September 30, 2022	83,796	$865	$969,359	$(51,195)	$(221,266)	$828,103	$1,525,866

*    During the three months ended June 30, 2022, we issued 32,659 common shares with a par value of $0.01 in connection with the exercise of warrants, which is not identifiable in this schedule due to rounding.

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2020	85,163	$852	$937,872	$53,856	$377,011	$1,369,591
Common stock: class A shares issued related to warrant exercises	24	*	557	—	—	557
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	413	4	(624)	—	—	(620)
Share-based compensation expense	—	—	3,022	—	—	3,022
Change in unrealized investment gains/losses, net of tax benefit of $11,997	—	—	—	(45,133)	—	(45,133)
Net income	—	—	—	—	52,891	52,891
Balances, March 31, 2021	85,600	$856	$940,827	$8,723	$429,902	$1,380,308
Common stock: class A shares issued related to warrant exercises	8	*	197	—	—	197
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	95	1	(286)	—	—	(285)
Share-based compensation expense	—	—	3,383	—	—	3,383
Change in unrealized investment gains/losses, net of tax expense of $4,992	—	—	—	18,780	—	18,780
Net income	—	—	—	—	57,522	57,522
Balances, June 30, 2021	85,703	$857	$944,121	$27,503	$487,424	$1,459,905
Common stock: class A shares issued related to warrants	28	*	603	—	—	603
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	12	*	(45)	—	—	(45)
Share-based compensation expense	—	—	3,716	—	—	3,716
Change in unrealized investment gains/losses, net of tax benefit of $2,166	—	—	—	(8,146)	—	(8,146)
Net income	—	—	—	—	60,193	60,193
Balances, September 30, 2021	85,743	$857	$948,395	$19,357	$547,617	$1,516,226
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

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities	(In Thousands)
Net income	$219,962	$170,606
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(475)	(15)
Gain from change in fair value of warrant liability	(1,113)	(454)
Depreciation and amortization	8,976	8,250
Net amortization of premium on investment securities	4,864	5,020
Amortization of debt discount and debt issuance costs	1,374	1,349
Deferred income taxes	61,647	47,949
Share-based compensation expense	11,945	10,121
Changes in operating assets and liabilities:
Premiums receivable	(6,844)	(8,720)
Accrued investment income	(1,442)	(2,252)
Prepaid expenses	(1,164)	(1,117)
Deferred policy acquisition costs, net	101	863
Reinsurance recoverable	565	(2,812)
Other assets	849	(79)
Unearned premiums	(8,585)	20,807
Reserve for insurance claims and claim expenses	(8,607)	14,037
Reinsurance balances, net	(1,067)	(174)
Accounts payable and accrued expenses	617	18,002
Net cash provided by operating activities	281,603	281,381
Cash flows from investing activities
Purchase of short-term investments	(229,816)	(10,640)
Purchase of fixed-maturity investments, available-for-sale	(156,973)	(390,988)
Proceeds from maturity of short-term investments	129,570	—
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	82,865	100,215
Software and equipment	(7,757)	(9,107)
Net cash used in investing activities	(182,111)	(310,520)
Cash flows from financing activities
Proceeds from issuance of common stock related to employee equity plans	5,392	4,137
Proceeds from issuance of common stock related to warrants	518	412
Taxes paid related to net share settlement of equity awards	(5,041)	(5,087)
Repurchases of common stock	(51,195)	—
Net cash used in financing activities	(50,326)	(538)

Net increase (decrease) in cash, cash equivalents and restricted cash	49,166	(29,677)
Cash, cash equivalents and restricted cash, beginning of period	76,646	126,937
Cash, cash equivalents and restricted cash, end of period	$125,812	$97,260

Supplemental disclosures of cash flow information
Interest paid	$14,750	$14,750
Income taxes refunded	—	457
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Recent Accounting Pronouncements - Adopted
In August 2020, the Financial Accounting Standards Board (the FASB) issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40). The update simplifies the accounting for convertible instruments and contracts on an entity's own equity, including warrants, eliminating certain triggers for derivative accounting. We adopted this ASU on January 1, 2022 and determined it did not have a material impact on our consolidated financial statements, including our warrant liability.
Recent Accounting Pronouncements - Not Yet Adopted
In August 2018, the FASB issued ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (Topic 944). The update provides guidance to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. The FASB subsequently issued ASU 2019-09 in November 2019 and ASU 2020-11 in November 2020, which amended the effective date for this standard and provided transition relief to facilitate early application for long duration contracts. The standard will now take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. We have evaluated the impact of the adoption of this guidance and have determined it will not have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The update provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. Reference rate reform refers to the global transition away from referencing the London Interbank Offered Rate (LIBOR) in financial contracts, which is expected to be discontinued during a transition period from 2021 through 2023. The ASU includes optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This standard may be elected and applied prospectively over time from March 12, 2020 through December 31, 2022 as reference rate reform activities occur. We continue to monitor the impact the discontinuance of LIBOR will have on our contracts and other transactions; however, the adoption of, and future elections under this ASU are not expected to have a material impact on our consolidated financial statements as the ASU will ease, if warranted, the requirements for accounting for the future effects of the rate reform.

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of September 30, 2022	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$82,275	$82	$(2,445)	$79,912
Municipal debt securities	569,931	33	(81,109)	488,855
Corporate debt securities	1,409,344	248	(185,066)	1,224,526
Asset-backed securities	75,783	—	(6,374)	69,409
Total bonds	2,137,333	363	(274,994)	1,862,702
Short-term investments	111,404	54	(229)	111,229
Total investments	$2,248,737	$417	$(275,223)	$1,973,931

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2021	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$29,443	$981	$—	$30,424
Municipal debt securities	553,793	5,689	(5,404)	554,078
Corporate debt securities	1,388,204	22,990	(17,364)	1,393,830
Asset-backed securities	96,324	684	(427)	96,581
Total bonds	2,067,764	30,344	(23,195)	2,074,913
Short-term investments	11,009	9	—	11,018
Total investments	$2,078,773	$30,353	$(23,195)	$2,085,931
We did not own any mortgage-backed securities in our asset-backed securities portfolio at September 30, 2022 or December 31, 2021.
The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Financial	37%	38%
Consumer	24	24
Communications	12	11
Utilities	10	10
Technology	9	9
Industrial	8	8
Total	100%	100%
As of September 30, 2022 and December 31, 2021, approximately $5.4 million and $5.6 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Scheduled Maturities
The amortized cost and fair value of available-for-sale securities as of September 30, 2022 and December 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of September 30, 2022	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$212,904	$211,769
Due after one through five years	896,340	822,528
Due after five through ten years	1,048,875	858,304
Due after ten years	14,835	11,921
Asset-backed securities	75,783	69,409
Total investments	$2,248,737	$1,973,931

As of December 31, 2021	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$81,699	$82,201
Due after one through five years	630,625	644,447
Due after five through ten years	1,215,224	1,207,997
Due after ten years	54,901	54,705
Asset-backed securities	96,324	96,581
Total investments	$2,078,773	$2,085,931
Aging of Unrealized Losses
As of September 30, 2022, the investment portfolio had gross unrealized losses of $275.2 million, of which $173.4 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2021, the investment portfolio had gross unrealized losses of $23.2 million, of which $6.5 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of September 30, 2022		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	23	$79,912	$(2,445)	—	$—	$—	23	$79,912	$(2,445)
Municipal debt securities	114	284,217	(39,319)	126	201,638	(41,790)	240	485,855	(81,109)
Corporate debt securities	205	590,692	(55,393)	115	621,820	(129,673)	320	1,212,512	(185,066)
Asset-backed securities	19	56,981	(4,454)	7	12,428	(1,920)	26	69,409	(6,374)
Short-term investments	9	78,859	(229)	—	—	—	9	78,859	(229)
Total	370	$1,090,661	$(101,840)	248	$835,886	$(173,383)	618	$1,926,547	$(275,223)

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Less Than 12 Months			12 Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2021		($ In Thousands)
Municipal debt securities	151	$314,823	$(4,959)	2	$8,138	$(445)	153	$322,961	$(5,404)
Corporate debt securities	114	653,488	(11,426)	20	146,003	(5,938)	134	799,491	(17,364)
Asset-backed securities	11	57,601	(357)	1	1,977	(70)	12	59,578	(427)
Total	276	$1,025,912	$(16,742)	23	$156,118	$(6,453)	299	$1,182,030	$(23,195)
Allowance for credit losses
As of September 30, 2022 and December 31, 2021, we did not recognize an allowance for credit loss for any security in the investment portfolio and we did not record any provision for credit loss for investment securities during the three or nine-month periods ended September 30, 2022 or September 30, 2021.
The increase in the number of securities in and the aggregate size of the unrealized loss position as of September 30, 2022, was driven by fluctuations in interest rates and, to a lesser extent, movements in credit spreads following the purchase date of certain securities. We evaluated the securities in an unrealized loss position as of September 30, 2022, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our estimate of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of September 30, 2022 are not indicative of the ultimate collectability of the current amortized cost of the securities.
Net Investment Income
The following table presents the components of net investment income:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
	(In Thousands)
Investment income	$12,314	$10,170	$34,084	$29,003
Investment expenses	(369)	(339)	(1,019)	(976)
Net investment income	$11,945	$9,831	$33,065	$28,027

The following table presents the components of net realized investment gains:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
	(In Thousands)
Gross realized investment gains	$24	$3	$490	$15
Gross realized investment losses	(10)	—	(15)	—
Net realized investment gains	$14	$3	$475	$15

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
Liabilities classified as Level 3
We calculate the fair value of outstanding warrants utilizing Level 3 inputs, including a Black-Scholes option-pricing model, in combination with a binomial model, and we value the pricing protection features within the warrants using a Monte-Carlo simulation model. Variables in the model include the risk-free rate of return, dividend yield, expected life and expected volatility of our stock price. All outstanding and unexercised warrants expired in April 2022 and there was no warrant liability remaining as of September 30, 2022.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2022	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$79,912	$—	$—	$79,912
Municipal debt securities	—	488,855	—	488,855
Corporate debt securities	—	1,224,526	—	1,224,526
Asset-backed securities	—	69,409	—	69,409
Cash, cash equivalents and short-term investments	237,041	—	—	237,041
Total assets	$316,953	$1,782,790	$—	$2,099,743

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2021	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$30,424	$—	$—	$30,424
Municipal debt securities	—	554,078	—	554,078
Corporate debt securities	—	1,393,830	—	1,393,830
Asset-backed securities	—	96,581	—	96,581
Cash, cash equivalents and short-term investments	87,664	—	—	87,664
Total assets	$118,088	$2,044,489	$—	$2,162,577
Warrant liability	—	—	2,363	2,363
Total liabilities	$—	$—	$2,363	$2,363
There were no transfers between Level 2 and Level 3 of the fair value hierarchy during the nine months ended September 30, 2022, or the year ended December 31, 2021.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides a roll-forward of Level 3 liabilities measured at fair value:

	For the nine months ended September 30,
Warrant Liability	2022	2021
	(In Thousands)
Balance, January 1	$2,363	$4,409
Change in fair value of warrant liability included in earnings	(1,113)	(454)
Issuance of common stock on warrant exercise	(1,250)	(945)
Balance, September 30	$—	$3,010
All outstanding and unexercised warrants expired in April 2022 and there was no warrant liability remaining as of September 30, 2022. For more information on the expiration of warrants and changes in the fair value of the warrant liability during the nine months ended September 30, 2022 and 2021, see Note 8, "Warrants". The following table outlines the key inputs and assumptions used to calculate the fair value of the warrant liability in the Black-Scholes option-pricing model as of the date indicated:

As of September 30, 2021
Common stock price	$22.61
Risk free interest rate	0.05%
Expected life	0.56 years
Expected volatility	34.4%
Dividend yield	0%
Financial Instruments not Measured at Fair Value
On June 19, 2020, we issued $400.0 million aggregate principal amount of senior secured notes that mature on June 1, 2025 (the Notes) and used a portion of the proceeds from the Notes offering to repay the outstanding amount due under our $150 million term loan (2018 Term Loan). At September 30, 2022, the Notes were carried at a cost of $395.7 million, net of unamortized debt issuance costs of $4.3 million, and had a fair value of $388.4 million as assessed under our Level 2 hierarchy. At December 31, 2021, the Notes were carried at a cost of $394.6 million, net of unamortized debt issuance costs of $5.4 million, and had a fair value of $454.6 million.
4. Debt
Senior Secured Notes
At September 30, 2022, we had a $400.0 million aggregate principal amount of senior secured notes outstanding. The Notes were issued pursuant to an indenture dated June 19, 2020 (the Indenture) and bear interest at a rate of 7.375%, payable semi-annually on June 1 and December 1.
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
Interest expense for the Notes includes interest and the amortization of capitalized debt issuance costs. In connection with the Notes offering, we recorded capitalized debt issuance costs of $7.4 million. Such amounts will be amortized over the contractual life of the Notes using the effective interest method. At September 30, 2022 and December 31, 2021, approximately $4.3 million and $5.4 million, respectively, of unamortized debt issuance costs remained.
At September 30, 2022 and December 31, 2021, $9.8 million and $2.5 million of accrued and unpaid interest on the Notes was included in "Accounts Payable and Accrued Expenses" on the consolidated balance sheet.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
    2021 Revolving Credit Facility
On November 29, 2021, we amended our $110 million senior secured revolving credit facility (the 2020 Revolving Credit Facility and as amended, the 2021 Revolving Credit Facility), expanding the lender group, increasing the revolving capacity to $250 million, and extending the maturity from February 22, 2023 to the earlier of (x) November 29, 2025, or (y) if any existing senior secured notes remain outstanding on such date, February 28, 2025. Borrowings under the 2021 Revolving Credit Facility may be used for general corporate purposes, including to support the growth of our new business production and operations, and accrue interest at a variable rate equal to, at our discretion, (i) a Base Rate (as defined in the 2021 Revolving Credit Facility) subject to a floor of 1.00% per annum) plus a margin of 0.375% to 1.875% per annum or (ii) the Adjusted Term Secured Overnight Financing Rate (as defined in the 2021 Revolving Credit Facility) plus a margin of 1.375% to 2.875% per annum, with the margin in each of (i) or (ii) based on our applicable corporate credit rating at the time. As of September 30, 2022 and December 31, 2021, no amount was drawn under the 2021 Revolving Credit Facility.
Under the 2021 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of September 30, 2022, the applicable commitment fee was 0.30%. For the three and nine months ended September 30, 2022, we recorded $0.2 million and $0.6 million of commitment fees in interest expense, respectively.
We incurred debt issuance costs of $1.1 million in connection with the 2021 Revolving Credit Facility, and had $0.6 million of unamortized debt issuance costs associated with the 2020 Revolving Credit Facility remaining at the time of its amendment and replacement. Combined unamortized debt issuance will be amortized through interest expense on a straight-line basis over the contractual life of the 2021 Revolving Credit Facility. At September 30, 2022, remaining unamortized deferred debt issuance costs were $1.3 million.
We are subject to certain covenants under the 2021 Revolving Credit Facility, including, but not limited to, the following: a maximum debt-to-total capitalization ratio of 35%, compliance with the private mortgage insurer eligibility requirements (PMIERs) financial requirements (subject to any GSE approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants at September 30, 2022.

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
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In Thousands)
Net premiums written
Direct	$147,192	$134,635	$429,715	$419,811
Ceded (1)	(33,646)	(22,704)	(81,678)	(65,423)
Net premiums written	$113,546	$111,931	$348,037	$354,388

Net premiums earned
Direct	$152,221	$137,159	$438,299	$399,005
Ceded (1)	(33,904)	(23,565)	(82,617)	(68,644)
Net premiums earned	$118,317	$113,594	$355,682	$330,361
(1)    Net of profit commission.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Excess-of-loss reinsurance
Insurance-linked notes
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
NMIC makes risk premium payments to the Oaktown Re Vehicles for the applicable outstanding reinsurance coverage amount and pays an additional amount for anticipated operating expenses (capped at $250 thousand per year, except with respect to Oaktown Re Ltd., for which the cap is $300 thousand per year). NMIC ceded aggregate premiums to the Oaktown Re Vehicles of $10.7 million and $31.8 million during the three and nine months ended September 30, 2022, respectively, and $10.4 million and $30.0 million during the three and nine months ended September 30, 2021, respectively.
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to the Oaktown Re Vehicles during the three and nine months ended September 30, 2022 and 2021, as the aggregate first layer risk retention for each applicable agreement was not exhausted during such periods.
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
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease over a ten-year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled (except the coverage provided by Oaktown Re VI Ltd. and Oaktown Re VII Ltd., which decreases over a 12.5-year period). As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction note-holders as amortization of the outstanding insurance-linked note principal balances. The outstanding reinsurance coverage amounts stop amortizing, and the collateral distribution to ILN Transaction note-holders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event). As of September 30, 2022, the 2018 ILN Transaction was deemed to be in Lock Out due to the default experience of its underlying reference pool and the 2021-2 ILN Transaction was deemed to be in Lock Out in connection with the initial build of its target credit enhancement level. As such, the amortization of reinsurance coverage, and distribution of collateral assets and amortization of insurance-linked notes was suspended for both ILN Transactions. The amortization of reinsurance coverage, distribution of collateral assets and amortization of insurance-linked notes issued in connection with the 2018 and 2021-2 ILN Transactions will remain suspended for the duration of the Lock-Out Event for each respective ILN Transaction, and during such period assets will be preserved in the applicable reinsurance trust account to collateralize the excess-of-loss reinsurance coverage provided to NMIC. Effective August 31, 2022, a Lock-Out Event for the 2019 ILN Transaction was deemed to have cleared and amortization of the associated reinsurance coverage, and distribution of collateral assets and amortization of the associated insurance-linked notes resumed.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding ILN Transaction. Current amounts are presented as of September 30, 2022.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	$264,545	$158,489	$125,312	$122,271
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	218,121	123,424	122,412
2020-2 ILN Transaction	October 29, 2020	4/1/2020 - 9/30/2020 (2)	242,351	110,623	121,777	121,177
2021-1 ILN Transaction	April 27, 2021	10/1/2020 - 3/31/2021 (3)	367,238	322,290	163,708	163,665
2021-2 ILN Transaction (5)	October 26, 2021	4/1/2021 - 9/30/2021 (4)	363,596	363,596	146,229	146,204
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
(5)    As of September 30, 2022, the current reinsurance coverage amount on the 2021-2 ILN Transactions is equal to the initial reinsurance coverage amount, as the reinsurance coverage provided by Oaktown Re VII Ltd. will not begin to amortize until its target credit enhancement level is reached.
Under the terms of our ILN Transactions, we are required to maintain a certain level of restricted funds in premium deposit accounts with Bank of New York Mellon until the respective notes have been redeemed in full. "Cash and cash equivalents" on our consolidated balance sheet includes restricted amounts of $2.2 million and $3.2 million as of September 30, 2022 and December 31, 2021, respectively. The restricted balances required under these transactions will decline over time as the outstanding principal balance of the respective insurance-linked notes are amortized.
Traditional reinsurance
NMIC is a party to two excess-of-loss reinsurance agreements with broad panels of third-party reinsurers – the 2022-1 XOL Transaction, effective April 1, 2022, and the 2022-2 XOL Transaction, effective July 1, 2022 – which we refer to collectively as the XOL Transactions. Each XOL Transaction provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the reinsurers then provide second layer loss protection up to a defined reinsurance coverage amount. The reinsurance coverage amount of each XOL Transaction is set to approximate the PMIERs minimum required assets of its reference pool and decreases from the inception of each respective agreement over a ten-year period in the event the PMIERs minimum required assets of the pool declines. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
As of September 30, 2022, NMIC’s first layer aggregate retained loss exposure under the 2022-1 and 2022-2 XOL Transactions, was $133.4 million and $78.9 million, respectively, and the outstanding reinsurance coverage amount provided under each agreement was $284.0 million and $152.3 million, respectively.
Under the terms of the XOL Transactions, NMIC makes risk premium payments to its third-party reinsurance providers for the outstanding reinsurance coverage amount and ceded aggregate premiums of $4.8 million and $7.7 million during the three and nine months ended September 30, 2022, respectively. NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each agreement. NMIC did not cede any incurred losses on covered policies under the XOL Transactions during the three and nine months ended September 30, 2022, as the aggregate first layer risk retention for each agreement was not exhausted during such periods.
NMIC holds optional termination rights which provide it the discretion to terminate each XOL Transaction on or after a specified date. NMIC may also elect to terminate the XOL Transactions at any point if the outstanding reinsurance coverage amount amortizes to 10% or less of the reinsurance coverage amount provided at inception, or if it determines that it will no longer be able to take full PMIERs asset credit for the coverage. Additionally, under the terms of the treaties, NMIC may

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
selectively terminate its engagement with individual reinsurers under certain circumstances. Such selective termination rights arise when, among other reasons, a reinsurer experiences a deterioration in its capital position below a prescribed threshold, and/or a reinsurer breaches (and fails to cure) its collateral posting obligation.
Each of the third-party reinsurance providers that is party to the XOL Transactions has an insurer financial strength rating of A- or better by Standard & Poor’s Rating Service (S&P), A.M. Best Company Inc. (A.M. Best) or both.
Quota share reinsurance
NMIC is a party to six quota share reinsurance treaties – the 2016 QSR Transaction, effective September 1, 2016, the 2018 QSR Transaction, effective January 1, 2018, the 2020 QSR Transaction, effective April 1, 2020, the 2021 QSR Transaction, effective January 1, 2021, the 2022 QSR Transaction, effective October 1, 2021 and the 2022 Seasoned QSR Transaction, effective July 1, 2022 – which we refer to collectively as the QSR Transactions. Under each of the QSR Transactions, NMIC cedes a proportional share of its risk on eligible policies to panels of third-party reinsurance providers. Each of the third-party reinsurance providers that is party to the QSR Transactions has an insurer financial strength rating of A- or better by S&P, A.M. Best or both.
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
Under the terms of the 2022 Seasoned QSR Transaction, NMIC cedes premiums earned related to 95% of the net risk on eligible policies primarily for a seasoned pool of mortgage insurance policies that had previously been covered under the now retired 2017 and 2020-1 ILN Transactions, after the consideration of coverage provided by other QSR Transactions. The 2022 Seasoned QSR Transaction is scheduled to terminate on June 30, 2032. NMIC has the option, based on certain conditions, to terminate the agreement as of June 30, 2025 or quarterly thereafter through December 31, 2027 with the payment of a termination fee, and as of March 31, 2028 or quarterly thereafter without the payment of a termination fee. Such termination would result in NMIC recapturing the related risk.
NMIC may terminate any or all of the QSR Transactions without penalty if, due to a change in PMIERs requirements, it is no longer able to take full PMIERs asset credit for the risk-in-force (RIF) ceded under the respective agreements. Additionally, under the terms of the QSR Transactions, NMIC may elect to selectively terminate its engagement with individual reinsurers on a

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The following table shows amounts related to the QSR Transactions:

	As of and for the three months ended		As of and for the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In Thousands)
Ceded risk-in-force	$12,511,797	$7,610,870	$12,511,797	$7,610,870
Ceded premiums earned	(42,265)	(28,366)	(101,501)	(81,650)
Ceded claims and claim expenses (benefits)	248	840	(314)	3,214
Ceding commission earned	10,193	6,142	22,225	17,265
Profit commission	23,899	15,191	58,400	42,962
Ceded premiums written under the 2016 QSR Transaction are recorded on the balance sheet as prepaid reinsurance premiums and amortized to ceded premiums earned in a manner consistent with the recognition of revenue on direct premiums. Under all other QSR Transactions, premiums are ceded on an earned basis as defined in the agreement. NMIC receives a 20% ceding commission for premiums ceded under the QSR Transactions, except with respect to the 2022 Seasoned QSR Transaction under which it receives a 35% ceding commission. NMIC also receives a profit commission under each of the QSR Transactions, provided that the loss ratios on loans covered under the 2016, 2018, 2020, 2021, 2022 QSR and 2022 Seasoned QSR Transactions, generally remain below 60%, 61%, 50%, 57.5%, 62%, and 55% respectively, as measured annually. Ceded claims and claim expenses under each of the QSR Transactions reduce the respective profit commission received by NMIC on a dollar-for-dollar basis.
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. NMIC's reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to the 2016 QSR Transaction was $3.5 million as of September 30, 2022.
In accordance with the terms of the 2018, 2020, 2021, 2022 QSR and 2022 Seasoned QSR Transactions, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also recognized quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The aggregate reinsurance recoverable on loss reserves related to the 2018, 2020, 2021, 2022 QSR and 2022 Seasoned QSR Transactions was $16.3 million as of September 30, 2022.
We remain directly liable for all claim payments if we are unable to collect reinsurance recoverable due from our reinsurers and, as such, we actively monitor and manage our counterparty credit exposure to our reinsurance providers. We establish an allowance for expected credit loss against our reinsurance recoverable if we do not expect to recover amounts due from one or more of our reinsurance counterparties, and report our reinsurance recoverable net of such allowance, if any. We actively monitor the counterparty credit profiles of our reinsurers and each is required to partially collateralize its obligations under the terms of our QSR Transactions. The allowance for credit loss established on our reinsurance recoverable was deemed immaterial at September 30, 2022 and December 31, 2021.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. Reserves for Insurance Claims and Claim Expenses
We hold gross reserves in an amount equal to the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. A loan is considered to be in "default" as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. As of September 30, 2022, we had 4,096 primary loans in default and held gross reserves for insurance claims and claim expenses of $94.9 million. During the nine months ended September 30, 2022, we paid 59 claims totaling $1.2 million, including 56 claims covered under the QSR Transactions representing $0.3 million of ceded claims and claim expenses.
In 2013, we entered into a pool insurance transaction with Fannie Mae. The pool transaction includes a deductible, which represents the amount of claims to be absorbed by Fannie Mae before we are obligated to pay any claims. We only establish reserves for pool risk if we expect claims to exceed this deductible. At September 30, 2022, 47 loans in the pool were in default. These 47 loans represented approximately $3.6 million of RIF. Due to the size of the remaining deductible, our expectation that a limited number of loans in default will progress to a claim and the expected severity on such claim submissions (all loans in the pool had loan-to-value (LTV) ratios under 80% at origination), we did not establish any case or IBNR reserves for pool risk at September 30, 2022. In connection with the settlement of pool claims, we applied $1.0 million to the pool deductible through September 30, 2022. At September 30, 2022, the remaining pool deductible was $9.4 million. We have not paid any pool claims to date. 100% of our pool RIF is reinsured under the 2016 QSR Transaction.
We had 4,096 loans in default in our primary insured portfolio as of September 30, 2022, which represented a 0.71% default rate against 580,525 total policies in-force. We had 7,670 loans in default in our primary insured portfolio as of September 30, 2021, which represented a 1.56% default rate against 490,714 total policies in-force. Although our default count declined from September 30, 2021 to September 30, 2022, the population remains elevated compared to our historical experience due to the continued challenges certain borrowers are facing related to the COVID-19 pandemic and their decision to access the forbearance program for federally backed loans codified under the Coronavirus Aid, Relief and Economic Security (CARES) Act or similar programs made available by private lenders.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim (benefits) expenses:

	For the nine months ended September 30,
	2022	2021
	(In Thousands)
Beginning balance	$103,551	$90,567
Less reinsurance recoverables (1)	(20,320)	(17,608)
Beginning balance, net of reinsurance recoverables	83,231	72,959

Add claims incurred:
Claims and claim (benefits) expenses incurred:
Current year (2)	28,135	19,275
Prior years (3)	(35,179)	(6,469)
Total claims and claim (benefits) expenses incurred	(7,044)	12,806

Less claims paid:
Claims and claim expenses paid:
Current year (2)	73	15
Prior years (3)	925	1,566
Total claims and claim expenses paid	998	1,581

Reserve at end of period, net of reinsurance recoverables	75,189	84,184
Add reinsurance recoverables (1)	19,755	20,420
Ending balance	$94,944	$104,604
(1)    Related to ceded losses recoverable under the QSR Transactions. See Note 5, "Reinsurance" for additional information.
(2) Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $23.3 million attributed to net case reserves and $4.2 million attributed to net IBNR reserves for the nine months ended September 30, 2022 and $14.0 million attributed to net case reserves and $4.8 million attributed to net IBNR reserves for the nine months ended September 30, 2021.
(3) Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $29.2 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the nine months ended September 30, 2022 and $1.8 million attributed to net case reserves and $5.0 million attributed to net IBNR reserves for the nine months ended September 30, 2021.

The "claims incurred" section of the table above shows claims and claim (benefits) expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $58.9 million related to prior year defaults remained as of September 30, 2022.
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
The following table reconciles the net income and the weighted average shares of common stock outstanding used in the computations of basic and diluted EPS of common stock:

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
	(In Thousands, except for per share data)
Net income	$76,838	$60,193	$219,962	$170,606
Basic weighted average shares outstanding	84,444	85,721	85,369	85,563
Basic earnings per share	$0.91	$0.70	$2.58	$1.99

Net income	$76,838	$60,193	$219,962	$170,606
Gain from change in fair value of warrant liability	—	—	(1,113)	(454)
Diluted net income	$76,838	$60,193	$218,849	$170,152

Basic weighted average shares outstanding	84,444	85,721	85,369	85,563
Dilutive effect of issuable shares	1,041	1,159	1,051	1,231
Diluted weighted average shares outstanding	85,485	86,880	86,420	86,794

Diluted earnings per share	$0.90	$0.69	$2.53	$1.96

Anti-dilutive shares	30	1	30	2
8. Warrants
We issued 992 thousand warrants in connection with a private placement of our common stock in April 2012 with a ten-year contractual term that expired in April 2022. Each warrant provided the holder thereof the right to purchase one share of common stock at an exercise price equal to $10.00. The warrants were issued with an aggregate fair value of $5.1 million. On April 24, 2022, 90 thousand warrants expired unexercised, resulting in a gain of approximately $0.9 million.
No warrants remained outstanding as of September 30, 2022 and there were no warrant exercises or changes in warrant liability fair value during the three months ended September 30, 2022. During the nine months ended September 30, 2022, 110 thousand warrants were exercised resulting in the issuance of 84 thousand shares of common stock. Upon exercise, we reclassified approximately $1.3 million of warrant fair value from warrant liability to additional paid-in capital.
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
9. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. Taxable income is reported on our consolidated U.S. federal and various state income tax returns, filed by NMIH on behalf of itself and its subsidiaries. Our effective tax rate on our pre-tax income was 22.1% for the three and nine months ended September 30, 2022, respectively, compared to 22.3% and 21.9% for the three and nine months ended September 30, 2021, respectively. Our provision for income taxes for interim reporting periods is established based on our estimated annual effective tax rate for a given year. Our effective tax rate may fluctuate between interim periods due to the impact of discrete items not included in our estimated annual effective tax rate, including the tax effects associated with the vesting of RSUs and exercise of options, and the change in fair value of our warrant liability. Such items are treated on a discrete basis in the reporting period in which they occur.
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent. As a result, our interim provision for income taxes for the three and nine months ended September 30, 2022 represents a change in our net deferred tax liability. As of September 30, 2022 and December 31, 2021, we held $89.2 million of tax and loss bonds in "Other assets" on our consolidated balance sheet.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Stockholders' Equity
On February 10, 2022, our Board of Directors approved a $125 million share repurchase program effective through December 31, 2023. The authorization provides us the flexibility to repurchase stock from time to time in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. During the three and nine months ended September 30, 2022, we repurchased 1.0 million and 2.7 million shares, respectively, at average prices of $20.94 and $19.17 per share (excluding associated costs) pursuant to a trading plans under Rule 10b-18 and Rule 10b5-1 of the Exchange Act. As of September 30, 2022, $73.8 million of repurchase authority remained available under the program.
11. Commitments and Contingencies
Leases
We have two operating lease agreements related to our corporate headquarters and a data center facility for which we recognized operating right-of-use (ROU) assets and lease liabilities of $10.7 million and $12.2 million in "Other assets" and "Other liabilities," respectively, on our consolidated balance sheet as of September 30, 2022. As of December 31, 2021, we recognized operating ROU assets and lease liabilities of $2.6 million and $2.9 million, respectively. As of September 30, 2022 and December 31, 2021, we did not have any finance leases.
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

The following table provides a summary of our ROU asset and lease liability assumptions as of September 30, 2022:

Weighted-average remaining lease term	7.4 years
Weighted-average discount rate	6.50%
Cash paid on our operating leases for the three and nine months ended September 30, 2022 was $0.4 million and $0.5 million, respectively, compared to $0.6 million and $1.9 million for the three and nine months ended September 30, 2021, respectively. Lease expenses incurred for the three and nine months ended September 30, 2022 were $0.5 million and $1.5 million, respectively, compared to $0.6 million and $1.7 million for the three and nine months ended September 30, 2021.
Future payments due under our existing operating leases as of September 30, 2022 are as follows:

(In Thousands)
Remaining in 2022	$313
2023	1,498
2024	2,080
2025	2,128
2026	2,190
2027	2,256
2028 and thereafter	5,316
Total undiscounted lease payments	15,781
Less effects of discounting	(3,576)
Present value of lease payments	$12,205
Lease expense is recorded in underwriting and operating expenses on the consolidated statements of operations and comprehensive income. Our existing leases have original terms ranging from two to eight years. The lease for our corporate headquarters includes an option to renew for an additional five years at prevailing market rates at the time of renewal. This renewal option is not included in the calculation of future lease payments due under the existing lease as presented above as it is not reasonably certain to be exercised.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Litigation
We record a liability when we believe that it is probable that a loss has been incurred, and the amount can be reasonably estimated. If we determine that a loss is reasonably possible, we disclose an estimate of the possible loss or range of loss. If no estimate can be made, we disclose the matter as such. We evaluate litigation and other legal developments that could affect the amount of liability that may need to be accrued, related reasonably possible losses disclosed and make adjustments as appropriate. Significant judgment is required to determine both the likelihood and the estimated amount of losses related to such matters.
We are currently monitoring litigation regarding the refund of certain mortgage insurance premiums as it pertains to provisions of the Homeowners Protection Act and have been named as a third-party defendant in one such case. We are unable to assess the outcome of such litigation at this time or its potential impact on us.
12. Premium Receivable

Premiums receivable consists of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the associated receivable is written off against earned premium and the related insurance policy is canceled. We recognize an allowance for credit losses for premiums receivable based on credit losses expected to arise over the life of the receivable. Due to the nature of our insurance policies (a necessary precondition for access to mortgage credit for covered borrowers) and the short duration of the related receivables, we do not typically experience credit losses against our premium receivables and the allowance for credit loss established on premium receivable was deemed immaterial at September 30, 2022 and December 31, 2021.

Premiums receivable may be written off prior to 120 days in the ordinary course of business for non-credit events including, but not limited to, the modification or refinancing of an underlying insured loan. We established a $2.0 million and $2.3 million reserve for premium write-offs at September 30, 2022 and December 31, 2021, respectively.

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
NMIC and Re One generated combined statutory net income of $23.6 million and $67.8 million for the three and nine months ended September 30, 2022, respectively, compared to $8.7 million and $23.9 million for the three and nine months September 30, 2021, respectively.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents NMIC's statutory surplus, contingency reserve, statutory capital and risk-to-capital (RTC) ratio as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
	(In Thousands)
Statutory surplus	$911,369	$893,848
Contingency reserve	1,255,789	1,036,639
Statutory capital (1)	$2,167,158	$1,930,487

Risk-to-capital	10.9:1	11.6:1
(1)    Represents the total of the statutory surplus and contingency reserve.
Re One had $5.6 million of statutory capital at September 30, 2022 and December 31, 2021. Effective October 1, 2021, the reinsurance agreement between NMIC and Re One was commuted and all ceded risk was transferred back to NMIC. Following the commutation, Re One has no risk in force or further obligation on future claims.
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

14. Subsequent Events
On November 1, 2022, NMIC entered into a reinsurance agreement with a broad panel of highly rated reinsurers that provides for $96.8 million of aggregate excess-of-loss reinsurance coverage at inception for new delinquencies on an existing portfolio of mortgage insurance policies primarily written between July 1, 2022, and September 30, 2022 (2022-3 XOL Transaction). For the reinsurance coverage period, NMIC will retain the first layer of $106.3 million of aggregate losses and reinsurers then provide second layer coverage up to $96.8 million, subject to retained participation limits. NMIC will then retain losses in excess of the outstanding reinsurance coverage amount.
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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of September 30, 2022, we had issued master policies with 1,843 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of September 30, 2022, we had $179.2 billion of primary insurance-in-force (IIF) and $46.3 billion of primary risk-in-force (RIF).
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
Our common stock trades on the Nasdaq under the symbol "NMIH." Our headquarters is located in Emeryville, California. As of September 30, 2022, we had 246 employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
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
Although we are optimistic that the nationwide COVID-19 vaccination effort and other medical advances will continue to support a normalization of personal and business activity, the path of the virus remains unknown and subject to risk. Given this uncertainty, we are not able to fully assess or estimate the impact the pandemic may have on the mortgage insurance market, our business performance or our financial position at this time, and it remains possible COVID-19 could again trigger more severe and adverse outcomes in future periods. It is also possible that emerging macroeconomic factors, including persistent inflation, increasing interest rates, flagging consumer confidence and increasing jobless claims could have a pronounced impact on the housing market, the mortgage insurance industry and our business in future periods.

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
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of September 30, 2022 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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
Excess-of-loss reinsurance
Insurance-linked notes
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
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease over a ten-year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled (except the coverage provided by Oaktown Re VI Ltd. and Oaktown Re VII Ltd., which decreases over a 12.5-year period). As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction note-holders as amortization of the outstanding insurance-linked note principal balances. The outstanding reinsurance coverage amounts stop amortizing, and the collateral distribution to ILN Transaction note-holders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event). As of September 30, 2022, the 2018 ILN Transaction was deemed to be in Lock Out due to the default experience of its underlying reference pool and the 2021-2 ILN Transaction was deemed to be in Lock Out in connection with the initial build of its target credit enhancement level. As such, the amortization of reinsurance coverage, and distribution of collateral assets and amortization of insurance-linked notes was suspended for both ILN Transactions. The amortization of reinsurance coverage, distribution of collateral assets and amortization of insurance-linked notes issued in connection with the 2018 and 2021-2 ILN Transactions will remain suspended for the duration of the Lock-Out Event for each respective ILN Transaction, and during such period assets will be preserved in the applicable reinsurance trust account to collateralize the excess-of-loss reinsurance coverage provided to NMIC. Effective August 31, 2022, a Lock-Out Event for the 2019 ILN Transaction was deemed to have cleared and amortization of the associated reinsurance coverage, and distribution of collateral assets and amortization of the associated insurance-linked notes resumed.
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

The following table presents the inception date, covered production period, current reinsurance coverage amount, current first layer retained aggregate loss and detail on the level of overcollateralization under each outstanding ILN Transaction. Current amounts are presented as of September 30, 2022.

($ values in thousands)	2018 ILN Transaction	2019 ILN Transaction	2020-2 ILN Transaction	2021-1 ILN Transaction	2021-2 ILN Transaction
Inception date	July 25, 2018	July 30, 2019	October 29, 2020	April 27, 2021	October 26, 2021
Covered production	1/1/2017 - 5/31/2018	6/1/2018 - 6/30/2019	4/1/2020 - 9/30/2020 (1)	10/1/2020 - 3/31/2021 (2)	4/1/2021 - 9/30/2021 (3)

Current ceded RIF	$900,608	$1,010,097	$3,638,732	$7,177,674	$7,129,356

Current first layer retained loss	122,271	122,412	121,177	163,665	146,204
Current reinsurance coverage	158,489	218,121	110,623	322,290	363,596
Eligible coverage	$280,760	$340,533	$231,800	$485,955	$509,800
Subordinated coverage (4)	31.17%	33.71%	6.25%	6.75%	7.15%

PMIERs charge on ceded RIF	7.83%	7.46%	5.03%	6.12%	6.65%
Overcollateralization (5) (6)	$158,489	$218,121	$48,614	$46,392	$35,765

Delinquency Trigger (7)	4.0%	4.0%	4.7%	5.1%	5.4%
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
(4)     Absent a delinquency trigger, the subordinated coverage is capped at 7.5%, 6.25%, 6.75% and 7.45% for the 2019, 2020-2, 2021-1 and 2021-2 ILN Transactions, respectively.
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
Traditional reinsurance
NMIC is a party to two excess-of-loss reinsurance agreements with broad panels of third-party reinsurers – the 2022-1 XOL Transaction, effective April 1, 2022, and the 2022-2 XOL Transaction, effective July 1, 2022 – which we refer to collectively as the XOL Transactions. Each XOL Transaction provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the reinsurers then provide second layer loss protection up to a defined reinsurance coverage amount. The reinsurance coverage amount of each XOL Transaction is set to approximate the PMIERs minimum required assets of its reference pool and decreases from the inception of each respective agreement over a ten-year period in the event the PMIERs minimum required assets of the pool declines. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
As of September 30, 2022, NMIC's first layer aggregate retained loss exposure under the 2022-1 and 2022-2 XOL Transactions, was $133.4 million and $78.9 million, respectively, and the outstanding reinsurance coverage amount provided under each agreement was $284.0 million and $152.3 million, respectively.
NMIC holds optional termination rights which provide it the discretion to terminate each XOL Transaction on or after a specified date. NMIC may also elect to terminate the XOL Transactions at any point if the outstanding reinsurance coverage amount amortizes to 10% or less of the reinsurance coverage amount provided at inception, or if it determines that it will no longer be able to take full PMIERs asset credit for the coverage. Additionally, under the terms of the treaties, NMIC may selectively terminate its engagement with individual reinsurers under certain circumstances. Such selective termination rights arise when, among other reasons, a reinsurer experiences a deterioration in its capital position below a prescribed threshold, and/or a reinsurer breaches (and fails to cure) its collateral posting obligation.

Each of the third-party reinsurance providers that is party to the XOL Transactions has an insurer financial strength rating of A- or better by Standard & Poor’s Rating Service (S&P), A.M. Best Company Inc. (A.M. Best) or both.
Quota share reinsurance
NMIC is a party to six quota share reinsurance treaties – the 2016 QSR Transaction, effective September 1, 2016, the 2018 QSR Transaction, effective January 1, 2018, the 2020 QSR Transaction, effective April 1, 2020, the 2021 QSR Transaction, effective January 1, 2021, the 2022 QSR Transaction, effective October 1, 2021 and the 2022 Seasoned QSR Transaction, effective July 1, 2022 – which we refer to collectively as the QSR Transactions. Under each of the QSR Transactions, NMIC cedes a proportional share of its risk on eligible policies to panels of third-party reinsurance providers. Each of the third-party reinsurance providers that is party to the QSR Transactions has an insurer financial strength rating of A- or better by Standard & Poor's Rating Service (S&P), A.M. Best Company, Inc. (A.M. Best) or both.
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
Under the terms of the 2022 Seasoned QSR Transaction, NMIC cedes premiums earned related to 95% of the net risk on eligible policies primarily for a seasoned pool of mortgage insurance policies that had previously been covered under the now retired 2017 and 2020-1 ILN Transactions, after the consideration of coverage provided by other QSR Transactions in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 35% ceding commission, and a profit commission of up to 55% that varies directly and inversely with ceded claims.
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

Primary and pool IIF and NIW	As of and for the three months ended				For the nine months ended
	September 30, 2022		September 30, 2021		September 30, 2022	September 30, 2021
	IIF	NIW	IIF	NIW	NIW
	(In Millions)
Monthly	$158,897	$16,676	$124,767	$16,861	$45,465	$60,047
Single	20,276	563	18,851	1,223	2,550	7,185
Primary	179,173	17,239	143,618	18,084	48,015	67,232

Pool	1,078	—	1,339	—	—	—
Total	$180,251	$17,239	$144,957	$18,084	$48,015	$67,232

NIW for the three and nine months ended September 30, 2022 was $17.2 billion and $48.0 billion compared to $18.1 billion and $67.2 billion for the three and nine months ended September 30, 2021. NIW decreased year-on-year primarily due to a decline in the size of the total mortgage insurance market.

Total IIF increased 24% at September 30, 2022 compared to September 30, 2021, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of in-force policies. Our persistency rate improved to 80.1% at September 30, 2022 from 58.1% at September 30, 2021, reflecting a slowdown in the pace of refinancing activity during the intervening twelve-month period driven by an increase in interest and mortgage note rates.
The following table presents net premiums written and earned for the periods indicated:

Primary and pool premiums written and earned	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In Thousands)
Net premiums written	$113,546	$111,931	$348,037	$354,388
Net premiums earned	118,317	113,594	355,682	330,361
Net premiums written increased 1% during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and decreased 2% during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The year-on-year development in net premiums written reflects growth in our monthly IIF and monthly pay policy premium receipts during the three and nine months ended September 30, 2022, balanced by a decrease in single premium policy production during the periods.
Net premiums earned during the three and nine months ended September 30, 2022 increased 4% and 8%, respectively, compared to the three and nine months ended September 30, 2021. The increases in the net premiums earned were primarily due to the growth of our IIF, partially offset by a decrease in the contribution from single premium policy cancellations and an increase in total premiums ceded under our reinsurance transactions.
Pool premiums written and earned for the three and nine months ended September 30, 2022 and 2021, were $0.3 million and $0.9 million, and $0.4 million and $1.3 million, respectively, before giving effect to the 2016 QSR Transaction, under which all of our written and earned pool premiums are ceded. A portion of our ceded pool premiums written and earned are recouped through profit commission.

Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
	($ Values In Millions, except as noted below)
New insurance written	$17,239	$16,611	$14,165	$18,342	$18,084
Percentage of monthly premium	97%	94%	92%	93%	93%
Percentage of single premium	3%	6%	8%	7%	7%
New risk written	$4,616	$4,386	$3,721	$4,786	$4,640
Insurance-in-force (1)	$179,173	$168,639	$158,877	$152,343	$143,618
Percentage of monthly premium	89%	88%	88%	87%	87%
Percentage of single premium	11%	12%	12%	13%	13%
Risk-in-force (1)	$46,259	$43,260	$40,522	$38,661	$36,253
Policies in force (count) (1)	580,525	551,543	526,976	512,316	490,714
Average loan size ($ value in thousands) (1)	$309	$306	$301	$297	$293
Coverage percentage (2)	25.8%	25.7%	25.5%	25.4%	25.2%
Loans in default (count) (1)	4,096	4,271	5,238	6,227	7,670
Default rate (1)	0.71%	0.77%	0.99%	1.22%	1.56%
Risk-in-force on defaulted loans (1)	$284	$295	$362	$435	$546
Net premium yield (3)	0.27%	0.30%	0.30%	0.31%	0.32%
Earnings from cancellations	$1.8	$2.2	$2.9	$5.1	$7.7
Annual persistency (4)	80.1%	76.0%	71.5%	63.8%	58.1%
Quarterly run-off (5)	4.0%	4.3%	5.0%	6.7%	8.1%
(1)    Reported as of the end of the period.
(2)    Calculated as end of period RIF divided by end of period IIF.
(3)    Calculated as net premiums earned divided by average primary IIF for the period, annualized.
(4)    Defined as the percentage of IIF that remains on our books after a given twelve-month period.
(5)    Defined as the percentage of IIF that is no longer on our books after a given three-month period.
The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	As of and for the three months ended		As of and for the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In Millions)
IIF, beginning of period	$168,639	$136,598	$152,343	$111,252
NIW	17,239	18,084	48,015	67,232
Cancellations, principal repayments and other reductions	(6,705)	(11,064)	(21,185)	(34,866)
IIF, end of period	$179,173	$143,618	$179,173	$143,618

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
The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of September 30, 2022		As of September 30, 2021
	IIF	RIF	IIF	RIF
	(In Millions)
September 30, 2022	$46,695	$12,385	$—	$—
2021	74,507	19,025	64,885	16,274
2020	36,869	9,386	47,196	11,848
2019	9,621	2,527	14,502	3,800
2018	3,755	965	5,675	1,446
2017 and before	7,726	1,971	11,360	2,885
Total	$179,173	$46,259	$143,618	$36,253
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

Primary NIW by FICO	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In Millions)
>= 760	$6,815	$8,073	$21,177	$32,377
740-759	3,663	3,254	8,951	12,812
720-739	2,751	2,563	6,744	9,678
700-719	2,245	2,099	5,534	6,255
680-699	1,477	1,487	3,998	4,139
<=679	288	608	1,611	1,971
Total	$17,239	$18,084	$48,015	$67,232
Weighted average FICO	748	749	749	753

Primary NIW by LTV	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In Millions)
95.01% and above	$1,610	$1,957	$4,553	$6,585
90.01% to 95.00%	9,398	8,344	24,706	29,336
85.01% to 90.00%	4,505	4,961	13,145	19,071
85.00% and below	1,726	2,822	5,611	12,240
Total	$17,239	$18,084	$48,015	$67,232
Weighted average LTV	92.6%	91.8%	92.3%	91.3%

Primary NIW by purchase/refinance mix	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In Millions)
Purchase	$16,944	$16,400	$46,545	$53,220
Refinance	295	1,684	1,470	14,012
Total	$17,239	$18,084	$48,015	$67,232

The tables below present our total primary IIF and RIF by FICO and LTV, and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of
	September 30, 2022		September 30, 2021
	($ Values In Millions)
>= 760	$87,152	48%	$73,080	51%
740-759	31,770	18	24,676	17
720-739	25,089	14	19,898	14
700-719	17,852	10	13,206	9
680-699	12,185	7	8,678	6
<=679	5,125	3	4,080	3
Total	$179,173	100%	$143,618	100%

Primary RIF by FICO	As of
	September 30, 2022		September 30, 2021
	($ Values In Millions)
>= 760	$22,125	48%	$18,200	51%
740-759	8,298	18	6,280	17
720-739	6,574	14	5,086	14
700-719	4,747	10	3,432	9
680-699	3,223	7	2,243	6
<=679	1,292	3	1,012	3
Total	$46,259	100%	$36,253	100%

Primary IIF by LTV	As of
	September 30, 2022		September 30, 2021
	($ Values In Millions)
95.01% and above	$17,269	10%	$13,179	9%
90.01% to 95.00%	84,396	47	63,828	45
85.01% to 90.00%	53,456	30	44,451	31
85.00% and below	24,052	13	22,160	15
Total	$179,173	100%	$143,618	100%

Primary RIF by LTV	As of
	September 30, 2022		September 30, 2021
	($ Values In Millions)
95.01% and above	$5,308	12%	$3,932	11%
90.01% to 95.00%	24,921	54	18,810	52
85.01% to 90.00%	13,167	28	10,902	30
85.00% and below	2,863	6	2,609	7
Total	$46,259	100%	$36,253	100%

Primary RIF by Loan Type	As of
	September 30, 2022	September 30, 2021
Fixed	99%	99%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	1	1
Total	100%	100%
The table below presents selected primary portfolio statistics, by book year, as of September 30, 2022.

	As of September 30, 2022
Book Year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values In Millions)
2013	$162	$5	3%	655	38	1	1	1.0%	0.3%	2.6%
2014	3,451	222	6%	14,786	1,374	30	50	4.0%	0.5%	2.2%
2015	12,422	1,332	11%	52,548	7,363	147	125	2.8%	0.5%	2.0%
2016	21,187	2,911	14%	83,626	15,009	315	141	2.5%	0.5%	2.1%
2017	21,582	3,256	15%	85,897	17,140	526	115	3.4%	0.7%	3.1%
2018	27,295	3,755	14%	104,043	19,145	648	103	5.5%	0.7%	3.4%
2019	45,141	9,621	21%	148,423	40,171	673	27	6.6%	0.5%	1.7%
2020	62,702	36,869	59%	186,174	118,938	625	3	3.9%	0.3%	0.5%
2021	85,574	74,507	87%	257,972	231,306	1,027	1	5.3%	0.4%	0.4%
2022	48,015	46,695	97%	132,911	130,041	104	—	4.9%	0.1%	0.1%
Total	$327,531	$179,173		1,067,035	580,525	4,096	566
(1)    Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.
(2)    Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.
(3)    Calculated as the number of loans in default divided by number of policies in force.
Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the dates indicated. The distribution of our primary RIF as of September 30, 2022 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of
	September 30, 2022	September 30, 2021
California	10.7%	10.2%
Texas	8.7	9.9
Florida	8.2	8.6
Virginia	4.2	4.9
Georgia	4.1	3.7
Illinois	4.0	3.7
Washington	3.9	3.5
Colorado	3.5	4.0
Maryland	3.4	3.8
Pennsylvania	3.4	3.2
Total	54.1%	55.5%

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

The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim (benefits) expenses:

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In Thousands)
Beginning balance	$98,462	$101,235	$103,551	$90,567
Less reinsurance recoverables (1)	(19,588)	(19,726)	(20,320)	(17,608)
Beginning balance, net of reinsurance recoverables	78,874	81,509	83,231	72,959

Add claims incurred:
Claims and claim (benefits) expenses incurred:
Current year (2)	9,348	3,649	28,135	19,275
Prior years (3)	(12,737)	(445)	(35,179)	(6,469)
Total claims and claim (benefits) expenses incurred	(3,389)	3,204	(7,044)	12,806

Less claims paid:
Claims and claim expenses paid:
Current year (2)	47	3	73	15
Prior years (3)	249	526	925	1,566
Total claims and claim expenses paid	296	529	998	1,581

Reserve at end of period, net of reinsurance recoverables	75,189	84,184	75,189	84,184
Add reinsurance recoverables (1)	19,755	20,420	19,755	20,420
Ending balance	$94,944	$104,604	$94,944	$104,604
(1)    Related to ceded losses recoverable under the QSR Transactions. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance" for additional information.
(2) Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $23.3 million attributed to net case reserves and $4.2 million attributed to net IBNR reserves for the nine months ended September 30, 2022 and $14.0 million attributed to net case reserves and $4.8 million attributed to net IBNR reserves for the nine months ended September 30, 2021.
(3) Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $29.2 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the nine months ended September 30, 2022 and $1.8 million attributed to net case reserves and $5.0 million attributed to net IBNR reserves for the nine months ended September 30, 2021.

The "claims incurred" section of the table above shows claims and claim (benefits) expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $58.9 million related to prior year defaults remained as of September 30, 2022.

The following table provides a reconciliation of the beginning and ending count of loans in default:

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Beginning default inventory	4,271	8,764	6,227	12,209
Plus: new defaults	1,354	1,624	3,586	4,486
Less: cures	(1,511)	(2,694)	(5,654)	(8,964)
Less: claims paid	(16)	(24)	(59)	(59)
Less: rescission and claims denied	(2)	—	(4)	(2)
Ending default inventory	4,096	7,670	4,096	7,670
Ending default inventory declined from September 30, 2021 to September 30, 2022 as borrowers initially impacted by the COVID-19 pandemic continued to cure their delinquencies, and fewer new defaults emerged as the acute economic stress of the pandemic crisis continued to recede. While our default population declined from September 30, 2021 to September 30, 2022, our default inventory remains elevated compared to historical experience due to the continued challenges certain borrowers are facing related to the COVID-19 pandemic and their decision to access the forbearance program for federally backed loans codified under the CARES Act or similar programs made available by private lenders. As of September 30, 2022, 2,145 of our 4,096 defaulted loans were in a COVID-19 related forbearance program.

The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions and ILN Transactions, for the periods indicated:

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	($ In Thousands)
Number of claims paid (1)	16	24	59	59
Total amount paid for claims	$376	$674	$1,249	$1,982
Average amount paid per claim	$24	$28	$21	$34
Severity (2)	55%	55%	46%	60%
(1)    Count includes three and 19 claims settled without payment during the three and nine months ended September 30, 2022, respectively, and six and ten claims settled without payment during the three and nine months ended September 30, 2021, respectively.
(2)    Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.

We paid 16 and 59 claims during the three and nine months ended September 30, 2022, respectively, and 24 and 59 claims during the three and nine months ended September 30, 2021, respectively. The number of claims paid was modest relative to the size of our insured portfolio and number of defaulted loans we reported in each period, primarily due to the forbearance program and foreclosure moratorium implemented by the GSEs in response to the COVID-19 pandemic and codified under the CARES Act. Such forbearance and foreclosure programs have extended, and may ultimately interrupt, the timeline over which loans would otherwise progress through the default cycle to a paid claim. Our claims paid experience for the three and nine months ended September 30, 2022 and 2021, further benefited from broad national house price appreciation. An increase in the value of the homes collateralizing the mortgages we insure provides defaulted borrowers with alternative paths and incentives to cure their loan prior to the development of a claim.

Our claims severity for the three and nine months ended September 30, 2022 was 55% and 46%, respectively, compared to 55% and 60% for the three and nine months ended September 30, 2021, respectively. Claims severity for the three and nine months ended September 30, 2022 and 2021 remained low compared to historical industry experience, primarily because of the same broad national house price appreciation that our claims paid benefit from. An increase in the value of the homes collateralizing the mortgages we insure provides additional equity support to our risk exposure and raises the prospect of a third-party sale of a foreclosed property, which can mitigate the severity of our settled claims.

The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated:

Average reserve per default:	As of September 30, 2022	As of September 30, 2021
	(In Thousands)
Case (1)	$21.5	$12.6
IBNR (1)(2)	1.7	1.0
Total	$23.2	$13.6
(1)    Defined as the gross reserve per insured loan in default.
(2)    Amount includes claims adjustment expenses.
Average reserve per default increased from September 30, 2021 to September 30, 2022 primarily due to the “aging” of early COVID-related defaults. While we have generally established lower reserves for defaults that we consider to be connected to the COVID-19 pandemic given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs, we have increased such reserves over time as individual defaults remain outstanding or “age.” The increased average reserve per default at September 30, 2022 also reflects an incrementally conservative set of assumptions about future macroeconomic and housing market conditions compared to those assumed at September 30, 2021.

While average reserve per default increased from September 30, 2021 to September 30, 2022, our aggregate gross reserve position declined in the intervening period due to the significant decline in our total default inventory.
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
The following table provides a comparison of the PMIERs available assets and risk-based required asset amount as reported by NMIC as of the dates indicated:

	As of
	September 30, 2022	September 30, 2021
	(In Thousands)
Available assets	$2,275,487	$1,992,964
Risk-based required assets	1,172,581	1,365,656

Available assets were $2.3 billion at September 30, 2022, compared to $2.0 billion at September 30, 2021. The $283 million increase in available assets between the dates presented was primarily driven by NMIC's positive cash flow from operations during the intervening period, partially offset by the payment of an ordinary course dividend by NMIC to NMIH in April 2022 and the extraordinary dividend paid from Re One to NMIH following the termination and commutation of the reinsurance agreement between NMIC and Re One in December 2021.
The decrease in the risk-based required asset amount between the dates presented was primarily due to an increase in the risk ceded under our third-party reinsurance agreements, partially offset by the growth in our gross RIF and aggregate gross-risk based required asset amount.
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
LIBOR Transition
On March 5, 2021, ICE Benchmark Administration Limited (IBA), the administrator for LIBOR, confirmed it would permanently cease the publication of overnight, one-month, three-month, six-month and twelve-month USD LIBOR settings in their current form after June 30, 2023. The U.K. Financial Conduct Authority, the regulator of IBA, announced on the same day that it intends to stop requiring panel banks to continue to submit to LIBOR and all USD LIBOR settings in their current form will either cease to be provided by any administrator or no longer be representative after June 30, 2023. We have exposure to USD LIBOR-based financial instruments, such as LIBOR-based securities held in our investment portfolio and certain ILN Transactions that require LIBOR-based payments. We are in the process of reviewing our LIBOR-based contracts and transitioning, as necessary and applicable, to a set of alternative reference rates. We will continue to monitor, assess and plan for the phase out of LIBOR; however, we do not expect the impact of such transition to be material to our operations or financial results.

Consolidated Results of Operations

Consolidated statements of operations	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues	($ In Thousands, except for per share data)
Net premiums earned	$118,317	$113,594	$355,682	$330,361
Net investment income	11,945	9,831	33,065	28,027
Net realized investment gains	14	3	475	15
Other revenues	301	613	1,016	1,597
Total revenues	130,577	124,041	390,238	360,000
Expenses
Insurance claims and claim (benefits) expenses	(3,389)	3,204	(7,044)	12,806
Underwriting and operating expenses	27,144	34,669	90,779	103,460
Service expenses	197	787	963	1,859
Interest expense	8,036	7,930	24,128	23,767
Gain from change in fair value of warrant liability	—	—	(1,113)	(454)
Total expenses	31,988	46,590	107,713	141,438

Income before income taxes	98,589	77,451	282,525	218,562
Income tax expense	21,751	17,258	62,563	47,956
Net income	$76,838	$60,193	$219,962	$170,606

Earnings per share - Basic	$0.91	$0.70	$2.58	$1.99
Earnings per share - Diluted	$0.90	$0.69	$2.53	$1.96

Loss ratio(1)	(2.9)%	2.8%	(2.0)%	3.9%
Expense ratio(2)	22.9%	30.5%	25.5%	31.3%
Combined ratio (3)	20.1%	33.3%	23.5%	35.2%

	Three months ended		Nine months ended
Non-GAAP financial measures (4)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	($ In Thousands, except for per share data)
Adjusted income before tax	$98,575	$79,218	$281,142	$221,856
Adjusted net income	76,827	61,821	218,636	173,345
Adjusted diluted EPS	0.90	0.71	2.53	2.00
(1)    Loss ratio is calculated by dividing insurance claims and claim (benefits) expenses by net premiums earned.
(2)    Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.
(3)     Combined ratio may not foot due to rounding.
(4)    See "Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures," below.
Revenues
Net premiums earned were $118.3 million and $355.7 million for the three and nine months ended September 30, 2022, respectively, compared to $113.6 million and $330.4 million for the three and nine months ended September 30, 2021, respectively. The year-on-year increase in net premiums earned in each respective period was primarily driven by the growth of our IIF, partially offset by a decline in the contribution from single premium policy cancellations and an increase in total premiums ceded under our reinsurance transactions.
Net investment income was $11.9 million and $33.1 million for the three and nine months ended September 30, 2022, respectively, compared to $9.8 million and $28.0 million for the three and nine months ended September 30, 2021, respectively.

The year-on-year increase in net investment income in each respective period was primarily driven by the growth in the size of our total investment portfolio, excluding unrealized gains and losses and an increase in book yield tied to the prevailing interest rate and credit spread environment.
Other revenues were $0.3 million and $1.0 million for the three and nine months ended September 30, 2022, respectively, compared to $0.6 million and $1.6 million for the three and nine months ended September 30, 2021, respectively. Other revenues represent underwriting fee revenue generated by our subsidiary, NMIS, which provides outsourced loan review services to mortgage loan originators. The year-on-year decline in other revenues in each respective period relates to a decrease in NMIS' outsourced loan review volume. Amounts recognized in other revenues generally correspond with amounts incurred as service expenses for outsourced loan review activities in the same periods.
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
Insurance claims and claim expenses were a benefit of $3.4 million and $7.0 million for the three and nine months ended September 30, 2022, respectively, compared to insurance claims and claim expenses of $3.2 million and $12.8 million for the three and nine months ended September 30, 2021, respectively. Insurance claims and claim expenses during the three and nine months ended September 30, 2022 benefited from cure activity and the associated release of a portion of the reserves we established for anticipated claims payments in prior periods.
Underwriting and operating expenses were $27.1 million and $90.8 million for the three and nine months ended September 30, 2022, respectively, compared to $34.7 million and $103.5 million for the three and nine months ended September 30, 2021, respectively. The year-on-year decline in underwriting and operating expenses in each respective period was driven by a decrease in the amortization of deferred policy acquisition costs tied to the increased persistency of our IIF, a step-down in technology costs related to our agreement with Tata Consultancy Services (TCS) and a decline in capital markets transaction costs, partially offset by an increase in travel and entertainment expenses tied to the easing of COVID-19 related restrictions, as well as an increase in depreciation and amortization incurred in connection with the completion and implementation of certain software and equipment initiatives. Underwriting and operating expenses during the three and nine months ended September 30, 2022 further benefited from an increase in ceding commissions received upon the introduction of the 2022 Seasoned QSR Transaction effective July 1, 2022.
Service expenses were $0.2 million and $1.0 million for the three and nine months ended September 30, 2022, respectively, compared to $0.8 million and $1.9 million for the three and nine months ended September 30, 2021, respectively. Service expenses represent third-party costs incurred by NMIS in connection with the services it provides. The year-on-year decline in service expenses in each respective period was primarily driven by a decrease in NMIS' outsourced loan review volume. Amounts incurred as service expenses generally correspond with amounts recognized in other revenues in the same periods.
Interest expense was $8.0 million and $24.1 million for the three and nine months ended September 30, 2022, respectively, compared to $7.9 million and $23.8 million for the three and nine months ended September 30, 2021, respectively. Interest expense primarily reflects the carrying costs of the Notes. The increase in interest expense period-to-period was due to an increase in commitment fees associated with the 2021 Revolving Credit Facility which had extended its borrowing capacity from $110 million to $250 million in November 2021. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt."
Income tax expense was $21.8 million and $62.6 million for the three and nine months ended September 30, 2022, respectively, compared to $17.3 million and $48.0 million for the three and nine months ended September 30, 2021, respectively. The year-on-year increase in income tax expense in each respective period was primarily driven by growth in our pre-tax income. Our effective tax rate on pre-tax income was 22.1% for the three and nine months ended September 30, 2022, respectively, compared to 22.3% and 21.9% for the three and nine months ended September 30, 2021, respectively. As a U.S. taxpayer, we are subject to a statutory U.S. federal corporate income tax rate of 21%. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year and reflects the impact of discrete tax effects in the period in which they occur. Our effective tax rates for the three and nine months ended September 30, 2022 and 2021 reflect the discrete tax effects of the vesting of RSUs and exercise of options, and the change in fair value of our warrant liability in each period. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."

Net Income
Net income was $76.8 million and $220.0 million for the three and nine months ended September 30, 2022, respectively, compared to $60.2 million and $170.6 million for the three and nine months ended September 30, 2021, respectively. Adjusted net income was $76.8 million and $218.6 million for the three and nine months ended September 30, 2022, respectively, compared to $61.8 million and $173.3 million for the three and nine months ended September 30, 2021, respectively. The year-on-year increases in net income and adjusted net income in each respective period were primarily driven by growth in our total revenues, as well as declines in our insurance claims and claim expenses and underwriting and operating expenses, partially offset by an increase in our income tax expense.
Diluted EPS was $0.90 and $2.53 for the three and nine months ended September 30, 2022, respectively, compared to $0.69 and $1.96 for the three and nine months ended September 30, 2021, respectively. Adjusted diluted EPS was $0.90 and $2.53 for the three and nine months ended September 30, 2022, respectively, compared to $0.71 and $2.00 for the three and nine months ended September 30, 2021, respectively. Diluted and adjusted diluted EPS increased primarily due to growth in net income and adjusted net income, as well as a decline in the number of weighted average diluted shares outstanding tied to share repurchase activity.
The non-GAAP financial measures adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
As reported	($ In Thousands, except for per share data)
Income before income taxes	$98,589	$77,451	$282,525	$218,562
Income tax expense	21,751	17,258	62,563	47,956
Net income	$76,838	$60,193	$219,962	$170,606

Adjustments
Net realized investment gains	(14)	(3)	(475)	(15)
Gain from change in fair value warrant liability	—	—	(1,113)	(454)
Capital market transaction costs	—	481	205	2,474
Other infrequent, unusual or non-operating items	—	1,289	—	1,289
Adjusted income before tax	98,575	79,218	281,142	221,856

Income tax (benefit) expense on adjustments (1)	(3)	139	(57)	555
Adjusted net income	$76,827	$61,821	$218,636	$173,345

Weighted average diluted shares outstanding	85,485	86,880	86,420	86,794
Adjusted diluted EPS	$0.90	$0.71	$2.53	$2.00
(1)    Marginal tax impact of non-GAAP adjustments is calculated based on our statutory U.S. federal corporate income tax rate of 21%, except for those items that are not eligible for an income tax deduction. Such non-deductible items include gains or losses from the change in the fair value of our warrant liability and certain costs incurred in connection with the CEO transition, which are limited under Section 162(m) of the Internal Revenue Code.

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

Consolidated balance sheets	September 30, 2022	December 31, 2021
	(In Thousands)
Total investment portfolio	$1,973,931	$2,085,931
Cash and cash equivalents	125,812	76,646
Premiums receivable	67,202	60,358
Deferred policy acquisition costs, net	59,483	59,584
Software and equipment, net	32,156	32,047
Prepaid reinsurance premiums	1,454	2,393
Reinsurance recoverable	19,755	20,320
Other assets	124,050	113,302
Total assets	$2,403,843	$2,450,581
Debt	$395,683	$394,623
Unearned premiums	130,652	139,237
Accounts payable and accrued expenses	73,945	72,000
Reserve for insurance claims and claim expenses	94,944	103,551
Reinsurance funds withheld	3,716	5,601
Warrant liability	—	2,363
Deferred tax liability, net	166,609	164,175
Other liabilities	12,428	3,245
Total liabilities	877,977	884,795
Total shareholders' equity	1,525,866	1,565,786
Total liabilities and shareholders' equity	$2,403,843	$2,450,581
Total cash and investments were $2.1 billion as of September 30, 2022, compared to $2.2 billion as of December 31, 2021. Cash and investments at September 30, 2022 included $97.4 million held by NMIH. The decrease in total cash and investments reflects an increase in the unrealized loss positions of our fixed income portfolio tied to the prevailing interest rate and credit spread environment and share repurchases during the nine months ended September 30, 2022, partially offset by cash generated from operations.
Premiums receivable was $67.2 million as of September 30, 2022, compared to $60.4 million as December 31, 2021. The increase was primarily driven by growth in our monthly premium policies in force, where premiums are generally paid one month in arrears.
Net deferred policy acquisition costs were $59.5 million as of September 30, 2022, compared to $59.6 million as of December 31, 2021. The decrease was primarily driven by the recognition of previously deferred policy acquisition costs and was largely offset by the deferral of certain costs associated with the origination of new policies between the respective balance sheet dates.
Prepaid reinsurance premiums were $1.5 million as of September 30, 2022, compared to $2.4 million as of December 31, 2021. Prepaid reinsurance premiums, which represent the unearned premiums on single premium policies ceded under the 2016 QSR Transaction, decreased due to the continued amortization of previously ceded unearned premiums.
Reinsurance recoverable was $19.8 million as of September 30, 2022, compared to $20.3 million as of December 31, 2021. The decrease was driven by a decrease in ceded losses recoverable associated with our QSR Transactions.
Other assets increased to $124.1 million as of September 30, 2022, compared to $113.3 million as of December 31, 2021. The increase was primarily driven by the recognition of incremental ROU assets in connection with the modification of the operating lease for our corporate headquarters in January 2022. Other assets included $89.2 million of tax and loss bonds held by the Company at both September 30, 2022 and December 31, 2021. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
Unearned premiums were $130.7 million as of September 30, 2022, compared to $139.2 million as of December 31, 2021. The decrease was driven by the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies and the cancellations of other single premium policies, partially offset by single premium policy originations during the nine months ended September 30, 2022.
Accounts payable and accrued expenses were $73.9 million as of September 30, 2022, compared to $72.0 million as of December 31, 2021. The increase was primarily driven by accrued and unpaid interest on the Notes which is payable semi-annually in June and December and reinsurance premiums payable, partially offset by the settlement of previously accrued compensation expenses, premium taxes and other contractual payables during the nine months ended September 30, 2022.
Reserve for insurance claims and claim expenses was $94.9 million as of September 30, 2022, compared to $103.6 million as of December 31, 2021. The decrease was primarily driven by a release of a portion of the reserves we established for anticipated claims payments in prior periods, cure activity, and a decline in the total size of our default population. The decrease was partially offset by an increase in the average reserve carried per default. While we have generally established lower reserves per default for loans that we consider to be impaired in connection with the COVID-19 pandemic, we have increased the initial reserves held for such loans as they have aged in default status. See "Insurance Claims and Claim Expenses," above for further details.
Reinsurance funds withheld, which represents our ceded reinsurance premiums written, less our profit and ceding commission receivables related to the 2016 QSR Transaction was $3.7 million as of September 30, 2022, compared to $5.6 million as of December 31, 2021. The decrease relates to the continued decline in ceded premiums written on single premium policies, due to the end of the reinsurance coverage period for new business under the 2016 QSR Transaction at December 31, 2017. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance."
All unexercised warrants expired at their contractual maturity in April 2022. No warrants or warrant liability remained at September 30, 2022. Warrant liability was $2.4 million at December 31, 2021. For further information regarding the valuation of our warrant liability and its impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 3, Fair Value of Financial Instruments."
Net deferred tax liability was $166.6 million at September 30, 2022, compared to $164.2 million at December 31, 2021. The increase was primarily due to an increase in the claimed deductibility of our statutory contingency reserve and was largely offset by the increase in unrealized losses recorded in other comprehensive income. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes."
Other liabilities increased to $12.4 million as of September 30, 2022, compared to $3.2 million as of December 31, 2021. The increase was primarily driven by the recognition of an incremental lease liability in connection with the modification of the operating lease for our corporate headquarters in January 2022.
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the nine months ended September 30,
	2022	2021
Net cash provided by (used in):	(In Thousands)
Operating activities	$281,603	$281,381
Investing activities	(182,111)	(310,520)
Financing activities	(50,326)	(538)
Net increase (decrease) in cash and cash equivalents	$49,166	$(29,677)
Net cash provided by operating activities was $281.6 million for the nine months ended September 30, 2022, compared to $281.4 million for the nine months ended September 30, 2021. Cash provided by operating activities during the nine months ended September 30, 2022 reflects a reduction in technology service costs paid under our long-term IT services agreement with TCS, largely offset by a decline in premium written tied to a decrease in single premium policies written during the period.
Cash used in investing activities for the nine months ended September 30, 2022 and 2021 reflects the purchase of fixed and short-term maturities with cash provided by operating activities, and the reinvestment of coupon payments, maturities and sale proceeds within our investment portfolio.

Cash used in financing activities was $50.3 million for the nine months ended September 30, 2022, compared to $0.5 million for the nine months ended September 30, 2021. Cash used in financing activities during the nine months ended September 30, 2022 primarily relates to the repurchase of common stock.

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
As of September 30, 2022, NMIH had $97.4 million of cash and investments. NMIH's principal sources of net cash are dividends from its subsidiaries and investment income. NMIC paid a $34.9 million ordinary course dividend to NMIH in April 2022, representing its full ordinary course dividend capacity payable under Wisconsin law for the twelve-month period ending December 31, 2022. NMIH also has access to $250 million of undrawn revolving credit capacity under the 2021 Revolving Credit Facility. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt."
On February 10, 2022, our Board of Directors approved a $125 million share repurchase program through December 31, 2023, that enables the company to repurchase its common stock. The authorization provides NMIH the flexibility to repurchase stock from time to time in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. During the nine months ended September 30, 2022, NMIH repurchased 2.7 million shares of common stock pursuant to a trading plans under Rule 10b-18 and Rule 10b5-1 of the Exchange Act, at a total cost of $51.2 million, including associated costs. As of September 30, 2022, $73.8 million of repurchase authority remained available under the program.
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
Under the 2021 Revolving Credit Facility, NMIH is required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of September 30, 2022, the applicable commitment fee was 0.30%.
We are subject to certain covenants under the 2021 Revolving Credit Facility, including: a maximum debt-to-total capitalization ratio of 35%, a requirement to maintain compliance with the PMIERs financial requirements (subject to any GSE approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants at September 30, 2022.
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
As an approved mortgage insurer and Wisconsin-domiciled carrier, NMIC is required to satisfy financial and/or capitalization requirements stipulated by each of the GSEs and the Wisconsin OCI. The financial requirements stipulated by the GSEs are outlined in the PMIERs. Under the PMIERs, NMIC must maintain available assets that are equal to or exceed a minimum risk-based required asset amount, subject to a minimum floor of $400 million. At September 30, 2022, NMIC reported $2,275 million available assets against $1,173 million risk-based required assets, for a $1,102 million "excess" funding position.
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
As of September 30, 2022, NMIC's performing primary RIF, net of reinsurance, was approximately $23.7 billion. NMIC ceded 100% of its pool RIF pursuant to the 2016 QSR Transaction. Based on NMIC's total statutory capital of $2.2 billion (including contingency reserves) as of September 30, 2022, NMIC's RTC ratio was 10.9:1. Re One has no risk in force remaining and no longer reports a RTC ratio.
NMIC's principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At September 30, 2022, NMIC had $2.0 billion of cash and investments, including $108 million of cash and equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended September 30, 2022, NMIC generated $272 million of cash flow from operations and received an additional $162 million of cash flow on the maturity, sale and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC's principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC's only use of cash that develops along an unscheduled path is claims payments. Given the breadth and duration of forbearance programs available to borrowers, separate foreclosure moratoriums that have been enacted at a local, state and federal level, and the general duration of the default to foreclosure to claim cycle, we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.

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
Our investment portfolio is comprised entirely of fixed maturity instruments. As of September 30, 2022, the fair value of our investment portfolio was $2.0 billion and we held an additional $125.8 million of cash and equivalents. Pre-tax book yield on the investment portfolio for the nine months ended September 30, 2022 was 2.0%. Book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. The yield on our investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our holdings and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	September 30, 2022	December 31, 2021
Corporate debt securities	59%	64%
Municipal debt securities	23	26
Cash, cash equivalents, and short-term investments	11	4
U.S. treasury securities and obligations of U.S. government agencies	4	1
Asset-backed securities	3	5
Total	100%	100%

Investment portfolio ratings at fair value (1)	September 30, 2022	December 31, 2021
AAA	19%	9%
AA(2)	26	28
A(2)	40	46
BBB(2)	15	17
BB (3)	—	—
Total	100%	100%
(1)    Excluding certain operating cash accounts.
(2)    Includes +/– ratings.
(3)    We held one security with a BB+ rating at September 30, 2022, which is not identifiable in the table due to rounding.

All of our investments are rated by one or more nationally recognized statistical rating organizations. If three or more ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Investment Securities - Allowance for credit losses
We did not recognize an allowance for credit loss for any security in the investment portfolio as of September 30, 2022 or December 31, 2021, and we did not record any provision for credit loss for investment securities during the three or nine-month periods ended September 30, 2022 or 2021.
As of September 30, 2022, the investment portfolio had gross unrealized losses of $275.2 million, of which $173.4 million had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2021, the investment portfolio had gross unrealized losses of $23.2 million, of which $6.5 million had been in an unrealized loss position for a period of twelve months or longer.
The increase in the aggregate size of the unrealized loss position as of September 30, 2022, was primarily driven by fluctuations in interest rates and, to a lesser extent, movements in credit spreads following the purchase date of certain securities. We evaluated the securities in an unrealized loss position as of September 30, 2022, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our estimate of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of September 30, 2022 are not indicative of the ultimate collectability of the current amortized cost of the securities.
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
The carrying value of our investment portfolio as of September 30, 2022 and December 31, 2021 was $2.0 billion and $2.1 billion, respectively, all of which were invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of September 30, 2022, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.90 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.90% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 4.06 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.06% in fair value of our fixed income portfolio.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2022, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
We have been named as a third-party defendant in one litigation case that involves refunds of mortgage insurance premiums under the Homeowners Protection Act. We currently are unable to assess the outcome of this litigation nor whether this litigation may become material over time. Based upon information available to us and our review of lawsuits and claims filed or pending against us to date, we have not recognized a material accrual liability for these matters, nor do we currently expect it is reasonably possible that these matters will result in a material liability to the Company. However, the outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of such matters currently pending or threatened could have an unanticipated material adverse effect on our liquidity, consolidated financial position, results of operations, and/or our business as a whole, in the future.
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

10.7 ~	NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan (incorporated herein by reference to Appendix A to our 2022 Annual Proxy Statement, filed on March 29, 2022)
10.8 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Chief Executive Officer (incorporated herein by reference to Exhibit 10.19 to our Form 10-Q filed on August 1, 2017)

10.9 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.20 to our Form 10-Q filed on August 1, 2017)

10.10 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Employees (incorporated herein by reference to Exhibit 10.21 to our Form 10-Q filed on August 1, 2017)

10.11 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Independent Directors (incorporated herein by reference to Exhibit 10.22 to our Form 10-Q filed on August 1, 2017)

10.12 ~
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

10.15 ~	NMI Holdings, Inc. Severance Benefit Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 17, 2016)
10.16 ~	NMI Holdings, Inc. Amended and Restated Change in Control Severance Benefit Plan (incorporated herein by reference to Exhibit 10.30 to our Form 10-Q, filed on October 30, 2018)
10.17 ~	NMI Holdings, Inc. Clawback Policy (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on February 23, 2017)
10.18 ~
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

21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
22.1	Guaranteed Securities by Subsidiary Guarantor (incorporated herein by reference to Exhibit 22.1 to our Form 10-K, filed on February 16, 2022)
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021;
(iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended September 30, 2022 and 2021;
(iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and
(v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
104	The cover page from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (formatted as Inline XBRL and contained in Exhibit 101).

~	Indicates a management contract or compensatory plan or contract.
+	Confidential treatment granted as to certain portions, which portions have been filed separately with the SEC.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
Date: November 1, 2022

By: /s/ Ravi Mallela
Name: Ravi Mallela
Title: Chief Financial Officer and Duly Authorized Signatory