Form 10-K
period 2022-12-31
NMI Holdings, Inc.
filed 2023-02-15
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 001-36174

NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware					45-4914248
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)

2100 Powell Street	,	Emeryville	,	CA	94608
(Address of principal executive offices)					(Zip Code)

(855) 530-6642
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $.01 par value per share	NMIH	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the calculated aggregate market value of common stock held by non-affiliates was 1,166,991,024.
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on February 10, 2023 was 83,656,173 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
    This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and the U.S. Private Securities Litigation Reform Act of 1995. Any statements about our expectations, outlook, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipate," "believe," "can," "could," "may," "predict," "assume," "potential," "should," "will," "estimate," "perceive," "plan," "project," "continuing," "ongoing," "expect," "intend" or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. All forward-looking statements are necessarily only estimates of future results, and actual results may differ materially from expectations. You are, therefore, cautioned not to place undue reliance on such statements which should be read in conjunction with the other cautionary statements that are included elsewhere in this report. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy and financial needs. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements including, but not limited to:
•changes in general economic, market and political conditions and policies (including rising interest rates and inflation) and investment results or other conditions that affect the U.S. housing market or the U.S. markets for home mortgages, mortgage insurance, reinsurance and credit risk transfer markets, including the risk related to geopolitical instability, inflation, an economic downturn (including any decline in home prices) or recession, and their impacts on our business, operations and personnel;
•changes in the charters, business practices, policy, pricing or priorities of Fannie Mae and Freddie Mac (collectively, the GSEs), which may include decisions that have the impact of decreasing or discontinuing the use of mortgage insurance as credit enhancement generally, or with first time homebuyers or on very high loan-to-value mortgages; or changes in the direction of housing policy objectives of the Federal Housing Finance Agency (FHFA), such as the FHFA's priority to increase the accessibility to and affordability of homeownership for low-and-moderate income borrowers and underrepresented communities;
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
•uncertainty relating to the coronavirus (COVID-19) virus and its variants or the measures taken by governmental authorities and other third-parties to contain the spread of COVID-19, including their impact on the global economy, the U.S. housing, real estate, housing finance and mortgage insurance markets, and our business, operations and personnel;
•our ability to successfully execute and implement our capital plans, including our ability to access the equity, credit and reinsurance markets and to enter into, and receive approval of, reinsurance arrangements on terms and conditions that are acceptable to us, the GSEs and our regulators;
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
•potential adverse impacts arising from natural disasters including, with respect to affected areas, a decline in new business, adverse effects on home prices, and an increase in notices of default on insured mortgages;
•climate risk and efforts to manage or regulate climate risk by government agencies could affect our business and operations;
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
NMI Holdings, Inc. (NMIH), a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of December 31, 2022, we had issued master policies with 1,875 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of December 31, 2022, we had $185.0 billion of total insurance-in-force (IIF), including primary IIF of $184.0 billion, and $47.7 billion of gross risk-in-force (RIF), including primary RIF of $47.6 billion. For the year ended December 31, 2022, we generated new insurance written (NIW) of $58.7 billion. As of December 31, 2022, we had 242 full-time and part-time employees.
We believe that our success in acquiring a large and diverse group of lender customers and growing a portfolio of high-quality IIF traces to our founding principles, whereby we aim to help our mortgage origination customers help qualified individuals achieve their homeownership goals, ensure that we remain a strong and credible counter-party, deliver a unique customer service experience, establish a differentiated risk management approach that emphasizes the individual underwriting review or validation of the vast majority of the loans we insure, utilize our proprietary Rate GPS® pricing platform to dynamically evaluate risk and price our policies, and foster a culture of collaboration and excellence that helps us attract and retain experienced industry leaders.
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
According to statistics published by the U.S. Federal Reserve, the U.S. residential mortgage market is one of the largest in the world, with approximately $13 trillion of mortgage debt outstanding as of December 31, 2022, and includes both primary and secondary components. The primary market consists of lenders originating home loans to borrowers and includes loans made in connection with home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions that buy and sell mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities.

The U.S. residential mortgage market attracts and involves participation from a range of private and governmental institutions. Private industry participants include national and regional mortgage banks, money center banks, mortgage brokers, community banks, builder-owned mortgage lenders, internet-sourced lenders, commercial, regional and investment banks, savings institutions, credit unions, real estate investment trusts and other financial institutions. Government participants include government agencies such as the government MIs (e.g., FHA, USDA and VA) and Ginnie Mae, as well as government-sponsored enterprises, such as Fannie Mae and Freddie Mac.
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
The private MI industry is highly competitive and currently consists of six active participants, including us, Arch Capital Group Ltd., Essent Group Ltd. (Essent), Enact Holdings, Inc., MGIC Investment Corporation (MGIC), and Radian Group Inc. (Radian). Private mortgage insurers generally compete based on terms of coverage, underwriting guidelines, pricing, customer service (including speed of MI underwriting and decisioning), availability of ancillary products and services (including training and loan review services), financial strength, customer relationships, name recognition and reputation, the strength of management teams and sales organizations, the effective use of technology, and innovation in the delivery and servicing of insurance products. We expect the MI market to remain competitive, with pressure for industry participants to grow or maintain their market share.
We and other private mortgage insurers also compete directly with the government MI companies, who significantly increased their share in the MI market following the 2008 financial crisis. Prior to the financial crisis, private mortgage insurers accounted for the majority of the insured mortgage origination market. During the financial crisis, the government MIs captured an increasing share of the high-LTV MI market as incumbent private mortgage insurers came under significant financial stress. According to data reported by Inside Mortgage Finance, in 2007, government MIs accounted for 23% of the total insured mortgage origination market. By 2009, government MI share had peaked at approximately 82% of the total insured mortgage origination market. Government MI share has since declined and is estimated to have been 52% in 2022. Previous rate actions and product introductions continue to impact the government mortgage insurers' market share and by extension the private MI market. Although there continues to be broad policy consensus toward the need for continued and consistent private capital participation in the U.S. housing finance system, it remains difficult to predict whether the combined market share of government MIs will recede to pre-2008 levels. A range of factors influence a lender's decision to choose private over government MI, including among others, GSE demand, policies and loan delivery pricing, mortgage insurance premium rates and other charges, loan eligibility requirements, cancelability, loan size limits and the relative ease of use of private MI products compared to government MI alternatives.

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
•single — entire premium is paid upfront at the time the coverage is placed;
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
We did not write any pool insurance in 2022 and at present do not expect to write any meaningful amount of pool insurance in the near future.
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
Customers
Since our inception, we have sought to establish customer relationships with a broad group of mortgage lenders. As of December 31, 2022, we had issued Master Policies with 1,875 customers. We classify our customers into two primary categories, which we refer to as "National Accounts" and "Regional Accounts." We consider National Accounts to be the most significant residential mortgage originators as determined by the combined volume of their own "retail" originations and insured business they acquire from "correspondents," or other smaller mortgage originators. National Account lenders primarily sell their loans to the GSEs or, less frequently, to private label secondary markets. National Account lenders may also retain loans they originate or purchase in their portfolios. Regional Account lenders typically originate loans on a local or regional level. Some Regional Account lenders have origination platforms that span multiple regions; however, their primary lending focus is local. Regional Account lenders sell the majority of their origination volume to National Accounts; however, they may also retain loans in their portfolios or sell portions of their production directly to the GSEs.
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
Customers exceeding 10% of consolidated revenues
No individual customer accounted for greater than 10% of our consolidated revenues in 2022.
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
Our business has been subject to modest seasonality in NIW production. Consistent with the seasonality of home sales, purchase origination volumes typically increase in late spring and peak during the summer months, leading to a rise in NIW volume during the second and third quarters of a given year. Refinancing volume, however, does not follow a set seasonal trend and instead is primarily influenced by mortgage rates. Fluctuations in refinancing volume (driven by changes in prevailing mortgage rates) may serve to mute or magnify the seasonal effect of home purchase patterns on mortgage insurance NIW.
Independent Validation and Rescission Relief
We offer post-close underwriting reviews, which we refer to as "independent validations," for both non-delegated and delegated loans, as described below. Upon satisfactory completion of an independent validation, which involves reviewing certain post-close documentation to confirm our original assessment of non-delegated loans and performing a comprehensive full-file review for delegated loans, we agree – on an accelerated basis – that we will not rescind coverage under most circumstances. We refer to such accelerated agreement as "early rescission relief."
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
Lenders have the ability to select whether or not to pursue early rescission relief and subject their insured loans to our post-close independent validation processes. Non-delegated lenders who pursue independent validation are required to submit additional loan documentation post-close that allows us to independently validate such loans, including a loan's closing disclosures, note, executed mortgage, borrower authorization form and title insurance commitment. Our 2020 Master Policy provides for a "closing document exception," which permits eligible non-delegated lenders to obtain early rescission relief without post-close independent validations of qualifying loans, if the borrower makes the first 12 mortgage payments from their own funds in a timely manner. Loans from non-delegated lenders who do not pursue or submit the documentation necessary for us to complete our independent validation, and are not eligible for a closing document exception remain eligible for 36 or 60-month rescission relief in accordance with the terms of the applicable Master Policy.

Delegated lenders who pursue early rescission relief and subject their insured loans to our post-close independent validation process are required to submit a full file (which contains all the underwriting information and documentation otherwise required by us for a non-delegated underwrite and the above-referenced post-close documentation) after a loan's coverage effective date. We refer to our independent validation of delegated loans as our "Delegated Assurance Review" or "DAR" process. Through DAR, we assess and validate the MI underwriting process and decisions made by our delegated customers on an individual loan level basis. Loans from delegated lenders who do not pursue or submit the documentation necessary for us to complete our DAR process remain eligible for 36 or 60-month rescission relief in accordance with the terms of the applicable Master Policy.
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
Policy Pricing
We utilize a proprietary risk-based pricing platform, which we refer to as Rate GPS®, to establish individualized premium rates for most new loans that we insure based on our modeled view of the relative risk and anticipated performance of each loan. Rate GPS® considers a broad range of variables, including property type, type of loan product, borrower credit characteristics, and lender and market factors, and provides us with the ability to set and charge premium rates commensurate with the underlying risk of each loan that we insure.
We introduced Rate GPS® in June 2018 to replace our previous rate card pricing system. While most of our new business is priced through Rate GPS®, we continue to offer a rate card pricing option to a limited number of lender customers who require a rate card for business process reasons.
Our pricing approach targets through-the-cycle returns that exceed our cost of capital. We believe that Rate GPS® provides us with a more granular and analytical approach to evaluating and pricing risk, and that it enhances our ability to continue building a high-quality mortgage insurance portfolio and delivering attractive risk-adjusted returns.

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
Defaults and Claims; Loss Mitigation
Defaults and Claims
The MI claim cycle begins with the receipt of a default notice for an insured loan from a loan servicer. Generally, our Master Policies require our insureds to notify us after a loan is two payments in arrears. We include a loan in our default population and establish claim reserves on such loan when we have received notice from the servicer that as of a particular payment date, the borrower has missed the preceding two or more consecutive monthly payments. The incidence of default is affected by a variety of factors, many of which are unforeseen, including a borrowers' loss of income, unemployment, divorce, illness or death. Defaults that are not cured result in a claim to us. A default may be cured by a borrower remitting all delinquent loan payments, achieving a modification of loan terms, or refinancing the loan or selling the property and satisfying all amounts due under the loan.
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
Under the terms of our Master Policies, our insureds are generally required to file claims within 60 days of the transfer of the title to a property securing an insured loan (typically through foreclosure). In the years following the 2008 financial crisis, foreclosure timelines and the average time from initial default by a borrower to MI claim submission extended due to legislation and GSE programs requiring mortgage servicers to mitigate losses by offering forbearance and loan modifications prior to pursuing foreclosure on delinquent loans.
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
When we approve a claim, our Master Policies give us the option to pay (i) the coverage percentage specified for a loan, with the insured retaining title to the underlying property and receiving all proceeds from an eventual sale of the property (the percentage option), (ii) the actual loss incurred by the insured upon sale of the property to a third party, if less than the percentage option, (iii) the loss an insured is reasonably expected to experience upon a future sale of the property to a third-party, or (iv) the insured's claim amount (as calculated in the applicable Master Policy) in exchange for the insured's conveyance of good and marketable title to the property to us. If we elect to receive title to a property, we will market and sell the acquired property and retain all proceeds.
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

Reinsurance
Internal Reinsurance
Prior to January 10, 2019, Ohio regulation limited the amount of risk a mortgage insurer was permitted to retain on a single loan to 25% of the borrower's indebtedness (after giving effect to third-party reinsurance) and, as a result, the portion of such insurance in excess of 25% was required to be reinsured. Ohio repealed this requirement for future periods beginning January 10, 2019. Several other states previously imposed the same or similar coverage restrictions and repealed these measures prior to 2018. NMIC and Re One had a reinsurance agreement in place under which Re One provided reinsurance to NMIC on certain insured loans with coverage levels in excess of 25%, after giving effect to third-party reinsurance. The reinsurance coverage provided by Re One to NMIC was commuted following the repeal of Ohio's state coverage limit and Re One does not currently have any active reinsurance exposure.
Third-Party Reinsurance
We utilize third-party reinsurance to actively manage our risk, ensure compliance with PMIERs, state regulatory and other applicable capital requirements, and support the growth of our business. We currently have both excess of loss and quota share reinsurance agreements in place.

Excess-of-loss reinsurance
Insurance-linked notes
NMIC is a party to reinsurance agreements with Oaktown Re II Ltd., Oaktown Re III Ltd., Oaktown Re V Ltd., Oaktown Re VI Ltd., and Oaktown Re VII Ltd. (special purpose reinsurance entities collectively referred to as the Oaktown Re Vehicles) effective July 25, 2018, July 30, 2019, October 29, 2020, April 27, 2021, and October 26, 2021, respectively. Each agreement provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the respective Oaktown Re Vehicle then provides second layer loss protection up to a defined reinsurance coverage amount. NMIC then retains losses in excess of the respective reinsurance coverage amounts.

Under the terms of each excess-of-loss reinsurance agreement, the Oaktown Re Vehicles are required to fully collateralize their outstanding reinsurance coverage amount to NMIC with funds deposited into segregated reinsurance trusts. Such trust funds are required to be invested in short-term U.S. Treasury money market funds at all times. Each Oaktown Re Vehicle financed its respective collateral requirement through the issuance of mortgage insurance-linked notes to unaffiliated investors. Such insurance-linked notes mature ten years from the inception date of each reinsurance agreement (except the notes issued by Oaktown Re VI Ltd. and Oaktown Re VII Ltd., which have a 12.5 year maturity). We refer to NMIC's reinsurance agreements with and the insurance-linked note issuances by Oaktown Re Vehicles individually as the 2018 ILN Transaction, 2019 ILN Transaction, 2020-2 ILN Transaction, 2021-1 ILN Transaction and 2021-2 ILN Transaction, and collectively as the ILN Transactions.
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease over a ten-year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled (except the coverage provided by Oaktown Re VI Ltd. and Oaktown Re VII Ltd., which decreases over a 12.5-year period). As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction noteholders as amortization of the outstanding insurance-linked note principal balances. The outstanding reinsurance coverage amounts stop amortizing, and the collateral distribution to ILN Transaction noteholders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event). As of December 31, 2022, the 2018 ILN Transaction was deemed to be in Lock Out due to the default experience of its underlying reference pool and the 2021-2 ILN Transaction was deemed to be in Lock Out in connection with the initial build of its target credit enhancement level. As such, the amortization of reinsurance coverage, and distribution of collateral assets and amortization of insurance-linked notes was suspended for both ILN Transactions. The amortization of reinsurance coverage, distribution of collateral assets and amortization of insurance-linked notes issued in connection with the 2018 and 2021-2 ILN Transactions will remain suspended for the duration of the Lock-Out Event for each respective ILN Transaction, and during such period assets will be preserved in the applicable reinsurance trust account to collateralize the excess-of-loss reinsurance coverage provided to NMIC.
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
Effective March 25, 2022 and April 25, 2022, NMIC exercised its optional clean-up call to terminate and commute its previously outstanding excess of loss reinsurance agreements with Oaktown Re Ltd. and Oaktown Re IV Ltd., respectively. In connection with the termination and commutation of each respective agreement, the insurance-linked notes issued by Oaktown Re Ltd. and Oaktown Re IV Ltd. were redeemed in full with a distribution of remaining collateral assets.

The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding ILN Transaction. Current amounts are presented as of December 31, 2022.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	$264,545	$158,489	$125,312	$122,202
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	204,127	123,424	122,257
2020-2 ILN Transaction	October 29, 2020	4/1/2020 - 9/30/2020 (2)	242,351	95,729	121,777	121,177
2021-1 ILN Transaction	April 27, 2021	10/1/2020 - 3/31/2021 (3)	367,238	305,139	163,708	163,665
2021-2 ILN Transaction (5)	October 26, 2021	4/1/2021 - 9/30/2021 (4)	363,596	363,596	146,229	146,204
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
(5)    As of December 31, 2022, the current reinsurance coverage amount on the 2021-2 ILN Transaction is equal to the initial reinsurance coverage amount, as the reinsurance coverage provided by Oaktown Re VII Ltd. will not begin to amortize until its target credit enhancement level is reached.

Traditional reinsurance
NMIC is a party to three excess-of-loss reinsurance agreements with broad panels of third-party reinsurers – the 2022-1 XOL Transaction, effective April 1, 2022, the 2022-2 XOL Transaction, effective July 1, 2022, and the 2022-3 XOL Transaction, effective October 1, 2022 – which we refer to collectively as the XOL Transactions. Each XOL Transaction provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the reinsurers then provide second layer loss protection up to a defined reinsurance coverage amount. The reinsurance coverage amount of each XOL Transaction is set to approximate the PMIERs minimum required assets of its reference pool and decreases from the inception of each respective agreement over a ten-year period in the event the PMIERs minimum required assets of the pool declines. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
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

The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss, under each outstanding XOL Transaction. Current amounts are presented as of December 31, 2022.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2022-1 XOL Transaction	April 1, 2022	10/1/2021 - 3/31/2022 (2)	$289,741	$282,906	$133,366	$133,366
2022-2 XOL Transaction	July 1, 2022	4/1/2022 - 6/30/2022 (3)	154,306	151,013	78,906	78,906
2022-3 XOL Transaction	October 1, 2022	7/1/2022 - 9/30/2022	96,779	95,825	106,265	106,265
(1)    NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure and cedes reserves for incurred claims and claim expenses to each applicable XOL Transaction and recognizes a reinsurance recoverable if such incurred claims and claim expenses exceed its current first layer retained loss.

(2)     Approximately 1% of the production covered by the 2022-1 XOL Transaction has coverage reporting dates between October 21, 2019 and September 30, 2021.
(3)     Approximately 1% of the production covered by the 2022-2 XOL Transaction has coverage reporting dates between January 4, 2021 and March 31, 2022.

Quota share reinsurance
NMIC is a party to seven active quota share reinsurance treaties – the 2016 QSR Transaction, effective September 1, 2016, the 2018 QSR Transaction, effective January 1, 2018, the 2020 QSR Transaction, effective April 1, 2020, the 2021 QSR Transaction, effective January 1, 2021, the 2022 QSR Transaction, effective October 1, 2021, the 2022 Seasoned QSR Transaction, effective July 1, 2022 and the 2023 QSR Transaction, effective January 1, 2023 – which we refer to collectively as the QSR Transactions.
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

Under the terms of the 2022 QSR Transaction, NMIC cedes premiums earned related to 20% of the risk on eligible policies written primarily between October 30, 2021 and December 31, 2022, in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 20% ceding commission, and a profit commission of up to 62% that varies directly and inversely with ceded claims.
In connection with the 2022 QSR Transaction, NMIC entered into the 2023 QSR Transaction as a springing back-to-back quota share agreement. Under the terms of the 2023 QSR Transaction, NMIC cedes premiums earned related to 20% of the risk on eligible policies written between January 1, 2023 and December 31, 2023, in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 20% ceding commission, and a profit commission of up to 62% that varies directly and inversely with ceded claims.
Under the terms of the 2022 Seasoned QSR Transaction, NMIC cedes premiums earned related to 95% of the net risk on eligible policies primarily for a seasoned pool of mortgage insurance policies that had previously been covered under the retired Oaktown Re Ltd. and Oaktown Re IV Ltd. reinsurance transactions, after the consideration of coverage provided by other QSR Transactions in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 35% ceding commission, and a profit commission of up to 55% that varies directly and inversely with ceded claims.
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

For further discussion of the effect of reinsurance on our business, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Factors Affecting Our Results - Effect of reinsurance on our results."
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
•individually underwriting the majority of the loans we insure through our non-delegated platform and DAR validation process, in order to evaluate borrower and loan-level risk characteristics on an individual policy level, and monitor and assess the manufacturing capabilities of our lender customers in order to provide them feedback to help enhance their own production and control processes;
•designing, developing and deploying Rate GPS®, our proprietary risk-based pricing platform, to dynamically consider a granular set of risk attributes in our policy pricing process and assign individualized premium rates based on the relative risk and anticipated performance of each loan we insure;
•further utilizing Rate GPS® to actively manage the flow of business into our portfolio and target loans with higher quality risk characteristics that typically experience lower volatility and loss across market cycles; and
•securing reinsurance coverage under quota share and excess-of-loss transactions that are structured to absorb losses in periods of economic and/or housing market stress and, in doing so, mitigate the impact of credit volatility on our financial results.
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
•launching our award-winning mobile applications, which enable customers to view and access information through mobile devices, including our premium rate calculators, guideline updates and other resources and information notices; and
•designing, developing and deploying Rate GPS®, our risk-based pricing platform, which allows us to dynamically consider a granular set of risk attributes in our policy pricing process and assign individualized rates based on the relative risk and anticipated performance of each loan we insure.
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
Investment Portfolio
Our primary objectives with respect to our investment portfolio are to preserve capital and generate investment income, while maintaining sufficient liquidity to cover our operating needs. We aim to achieve diversification as to type, quality, maturity, industry and issuer. At December 31, 2022, our investment portfolio was comprised entirely of investment grade fixed maturity securities, including U.S. Treasury securities and obligations of U.S. government agencies, municipal debt securities, corporate debt securities, and asset-backed securities. We also held short-term investments, such as commercial paper.
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

Human Capital Management
As of December 31, 2022, we had 242 full-time and part-time employees, and engaged third-party vendors to provide additional IT, underwriting and other support services.
Our ability to operate efficiently and profitably, to offer products and services that meet the expectations of our customers, and to maintain an effective risk management framework is highly dependent on the competence and integrity of our employees, as well as the employees of the third-party service providers, vendors and others whom we engage.
We prioritize our employees with the goal of attracting, retaining and developing a high-quality, diverse talent base and aim to foster an employee-driven, collaborative and productive work environment that emphasizes balance between organizational, community and personal goals. We offer competitive salaries and a comprehensive benefits package that includes annual cash bonuses and equity grants, life, health and supplemental insurance coverage, paid time off, paid caregiver leave, emergency backup child and elder care, a 401(k) Savings Plan with employer matching contributions, and programs to support employee mental, physical and financial well-being. We grant equity to every one of our employees annually and offer mortgage assistance to support our employees who are first-time homebuyers. We encourage our employees to continue their educational and professional development, and support those who do with tuition reimbursement and student loan payback programs, as well as ongoing firm wide training initiatives and access to third-party course materials.
We value diversity as a company and believe that diverse perspectives promote innovation and are crucial to the long-term success of our business. We are committed to supporting diversity, equity and inclusion in our workplace, and have aimed to create an environment that welcomes and supports differences and encourages input and ideas from all. As of December 31, 2022, 74% of our employee population identified as members of a diverse group, including 58% as women and 33% as racial/ethnic minorities. In 2022 we continued to focus on taking action to: (i) enhance cultural awareness throughout the organization by creating substantive learning opportunities for all employees; (ii) broaden our leadership pipeline by creating and supporting programs and policies that foster leadership development; (iii) seek and support diverse backgrounds on our Board of Directors and amongst our management team; (iv) address potential bias during our hiring, evaluation and promotion processes; (v) support an inclusive corporate culture; and (vi) engage in initiatives that foster economic mobility, community development and financial education. We require our third-party recruiting firms to seek and source diverse candidates and have established an employee inclusion committee to further diversity, equity and inclusion initiatives across our company. Inclusion committee members reflect a cross-functional and diverse employee mix by gender, ethnicity, race, age and tenure, and work to address diversity topics in areas such as employee and leadership composition, employee education and cultural community outreach.
In 2022, we were recognized as a Great Place to Work® for the seventh consecutive year. Great Place to Work® is a global authority on workplace culture, employee experience and leadership, and partners with FORTUNE magazine to produce the annual FORTUNE "100 Best Companies to Work For” list.
Available Information
Our principal office is located at 2100 Powell Street, 12th floor, Emeryville, CA 94608. Our main telephone number is (855) 530 - NMIC (6642), and our website address is www.nationalmi.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC), and can be viewed at sec.gov. In addition, a written copy of the Company's Business Conduct and Ethics Policy, containing our code of ethics that is applicable to all of our directors, officers, employees and third-party vendor contractors, is available on our website. Information contained or referenced on our website is not incorporated by reference into, and does not form a part of, this report.

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
We believe that a strong, viable private MI market is a critical component of the U.S. housing finance system. We routinely meet with regulatory agencies, including our state insurance regulators and the FHFA, the GSEs, our customers and other industry participants to promote the role and value of private MI and exchange views on the U.S. housing finance system. We believe we have an open dialogue with the Wisconsin OCI and often share our views on current matters regarding the MI industry. We actively participate in industry discussions regarding potential changes to the laws impacting private mortgage insurers and the regulatory environment. We intend to continue to promote legislative and regulatory policies that support a viable and competitive private MI industry and a well-functioning U.S. housing finance system. We are a member of U.S. Mortgage Insurers (USMI®), an organization formed to promote the use of private MI as a credit risk mitigant in the U.S. residential mortgage market.
GSE Oversight
The GSEs are the principal purchasers of mortgages insured by private mortgage insurers. As a result, the nature of the private MI industry in the U.S. is driven in large part by the requirements and practices of the GSEs, which include, among others:
•the PMIERs, including operational, business and remedial requirements and minimum capital levels applicable to GSE-qualified MI providers;
•the terms that the GSEs require to be included in MI policies for loans that they purchase, including terms governing rescission relief;
•the underwriting standards and loan amount limits that determine what loans are eligible for purchase by the GSEs, which affect the quality of the risk insured by the mortgage insurer and the availability of mortgage loans;
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
•the use of data provided by the GSE and the consequences for any unintended disclosure of such information;
•loss mitigation programs established by the GSEs that impact insured mortgages and the circumstances under which servicers must implement such programs; and
•the availability and scope of different loan purchase programs, including first time home buyer and affordable lending initiatives, from the GSEs that allow different levels of MI coverage.
In January 2013, the GSEs approved NMIC as a qualified mortgage insurer (as defined in the PMIERs, an approved insurer). (Italicized terms have the same meaning that such terms have in the PMIERs.) As an approved insurer, NMIC is subject to ongoing compliance with the PMIERs. The PMIERs establish operational, business, remedial and financial requirements applicable to approved insurers, and are updated from time to time by the GSEs. The GSEs have significant discretion under the PMIERs as well as a broad range of consent rights and notice requirements with respect to various actions of an approved insurer. The PMIERs financial requirements prescribe a risk-based methodology whereby the amount of assets required to be held against each insured loan is determined based on certain risk characteristics, such as FICO, vintage (year of origination), performing vs. non-performing (i.e., current vs. delinquent), LTV and other risk features. An asset charge is calculated for each insured loan based on its risk profile. In general, higher quality loans carry lower charges.

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
On June 30, 2021, the GSEs issued PMIERs Guidance 2021-01 (2021 PMIERs Guidance), which supersedes and replaces the PMIERs Guidance 2020-01 - Amended and Restated that was issued on December 4, 2020. Among other things, the 2021 PMIERs Guidance: (i) temporarily amended PMIERs, effective as of June 30, 2021, to recognize the COVID-19 pandemic as a nationwide major disaster and to reduce the risk-based required asset amount factor under PMIERS for certain COVID-19 defaulted loans (the COVID Guidance) and (ii) permanently amended PMIERs, effective December 31, 2021, to clarify delinquency reporting requirements for non-performing loans under PMIERs. In the COVID Guidance, the GSEs clarified that for each non-performing loan that: (i) has an initial missed payment (as defined in the COVID Guidance) occurring on or after March 1, 2020 and prior to April 1, 2021 (COVID-19 Crisis Period); or (ii) is subject to a forbearance plan granted in response to a financial hardship related to COVID-19 (which shall be assumed to be the case for any loan that has an initial missed payment (as defined in the COVID Guidance) occurring during the COVID-19 Crisis Period and is subject to a forbearance plan), the PMIERs charge on such non-performing loans is adjusted by a 30% multiplier (inversely, a 70% haircut). As such, the PMIERs risk-based required asset amount for all newly delinquent loans nationwide (including those that go delinquent under a forbearance program) are reduced by 70%. Under the COVID Guidance, non-performing loans that are subject to a forbearance program granted in response to a financial hardship related to COVID-19 will benefit from the risk-based required asset haircut for the duration of the forbearance period and subsequent repayment plan or trial modification period.
By April 15th of each year, NMIC must certify that it met all PMIERs requirements as of December 31st of the prior year. We certified to the GSEs by April 15, 2022 that NMIC was in full compliance with the PMIERs as of December 31, 2021. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of a failure to meet one or more of the PMIERs requirements. We continuously monitor NMIC's compliance with the PMIERs.
State Mortgage Insurance Regulation
Certificates of Authority
NMIC holds a certificate of authority, or insurance license, in all 50 states and D.C. As a licensed insurer in these jurisdictions, NMIC is subject to ongoing financial reporting, examination and disclosure requirements relating to its business, operations, management and affiliate arrangements.
State Insurance Laws
Our insurance subsidiaries are subject to comprehensive regulation by state insurance departments. As mandated by certain state insurance laws, private MI companies are restricted to writing only MI business. We understand that the primary purpose underlying this restriction, which is referred to in the industry as a "monoline" requirement, is to make it easier for regulators to assess the overall risk in a mortgage insurer's insurance portfolio, to determine its capital adequacy under varying economic scenarios and to prevent the depletion of capital due to the diversion of financial resources in support of non-MI lines of business. State insurance laws and regulations are principally designed for the protection of insured policyholders rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to insurance regulatory officials to examine insurance companies and interpret and/or enforce rules or exercise discretion affecting almost every significant aspect of their insurance business.
In general, state insurance regulation of our business relates to:
•licenses to transact business;
•producer licensing
•policy forms;
•premium rates;

•insurable loans;
•annual and quarterly financial reports prepared in accordance with statutory accounting principles;
•determination of loss, unearned premium and contingency reserves;
•minimum capital levels and adequacy ratios;
•affiliate transactions;
•reinsurance transactions and related requirements;
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
As the ultimate controlling parent of an insurance holding company system, NMIH is registered with the Wisconsin OCI, which is NMIC and Re One's primary regulator, and must provide insurance holding company annual audited consolidated financial statements and other information to the Wisconsin OCI on an ongoing basis. We, as an insurance holding company, and each of our affiliates, are prohibited from engaging in certain transactions with our insurance subsidiaries without disclosure to, and in some instances, prior approval by, the Wisconsin OCI. Like all other states, Wisconsin regulates transactions between domestic insurance companies and their controlling stockholders or affiliates. Under Wisconsin law, all transactions involving us, or an affiliate, and an insurance subsidiary, must conform to certain standards, including that the transaction be "reasonable and fair" to the insurance subsidiary. Wisconsin law also provides that disclosure of certain affiliate transactions must be filed with the Wisconsin OCI at least 30 days before the transaction is entered into and that these transactions may be disapproved by the Wisconsin OCI within that period.
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
In addition to Wisconsin, other states may limit or restrict our insurance subsidiaries' ability to pay stockholder dividends. For example, in California and New York, mortgage insurers licensed in such states are prohibited from declaring dividends except from undivided profits remaining above the aggregate of their paid-in capital, paid-in surplus and contingency reserves. In addition, Florida requires mortgage insurers to hold surplus of not less than the lesser of (i) 10% of its total liabilities, or (ii) $100 million. It is possible that Wisconsin, or other states, will adopt revised statutory provisions or interpretations of existing statutory provisions that will be more or less restrictive than those described above or will otherwise take actions that may further restrict the ability of our insurance subsidiaries to pay dividends or make distributions or returns of capital.
Wisconsin has adopted the Risk Management and Own Risk and Solvency Assessment Act, which requires, among other things, that we conduct an Own Risk and Solvency Assessment at least annually to assess the material risks associated with our business and our current and estimated projected future solvency position, and maintain a risk management framework to assess, monitor, manage, and report on material risks. Additionally, Wisconsin has also adopted the annual enterprise risk reporting and “Corporate Governance Annual Disclosure” requirements of the National Association of Insurance Commissioners' (NAIC) model laws.

Wisconsin has adopted the NAIC’s amendments to the model holding company act that implement the filing requirement for the group capital calculation (GCC). The GCC uses a risk-based capital aggregation methodology for all entities in an insurance holding company system. It is a tool that provides insurance regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all companies regardless of their structure. Under Wisconsin law, the ultimate controlling person of our insurance subsidiaries must file the GCC annually with the Wisconsin OCI.

Mortgage insurers licensed in Wisconsin are required to establish a contingency loss reserve for purposes of statutory accounting, with annual contributions equal to the greater of (i) 50% of net earned premiums for such year or (ii) the minimum policyholders' position (as described below) relating to NIW in the period, divided by 7. These additions to contingency reserves cannot be withdrawn for a period of 10 years, except as permitted by insurance regulations. With prior approval from the Wisconsin OCI, an MI company may make early withdrawals from the contingency reserve when incurred losses and incurred loss expenses for a calendar quarter exceed the greater of either (i) 35% of net premiums earned in a calendar year or (ii) 70% of the annual amount contributed to the contingency loss reserve.
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
We compute the RTC ratio for NMIC. The RTC ratio is our net RIF divided by our statutory capital. Our net RIF includes both direct and assumed primary and pool RIF, less risk ceded and excluding risk on policies that are currently in default and for which loss reserves have been established. Wisconsin requires a mortgage insurer to maintain a "minimum policyholders' position" as calculated in accordance with the applicable regulations. Policyholders' position, which is also known as statutory capital, is generally the sum of statutory policyholders' surplus (which increases as a result of statutory net income and capital contributions, and decreases as a result of statutory net loss and capital distributions), plus the statutory contingency reserve. Under statutory accounting rules, the contingency reserve is reported as a liability on the statutory balance sheet; however, for purposes of statutory capital and RTC ratio calculations, it is included in capital.
State insurance regulators also have the authority to make changes to current regulations governing mortgage insurance, including, among other things, capital requirements, underwriting standards, claims practices and market conduct regulation. The NAIC has formed a working group within its Financial Condition (E) Committee, the Mortgage Guaranty Insurance Working Group (the Working Group), to discuss, develop and recommend changes to the solvency and market practices regulation of mortgage insurers, including changes to the Mortgage Guaranty Insurers Model Act (Model Act). We, along with other mortgage insurers, have provided feedback to the Working Group since early 2013, including comments on proposed amendments to the Model Act which are still under development at the NAIC.

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
Housing Finance Reform
The federal government currently plays a dominant role in the U.S. housing finance system through the GSEs and government MIs (i.e., the FHA, USDA and VA) and Ginnie Mae. There is broad policy consensus toward the need for continued and consistent private capital participation in the U.S. housing finance system.

On September 6, 2008, the FHFA used its authority to place the GSEs into conservatorship. As the GSEs' conservator, the FHFA has the authority to control and direct the GSEs' operations, and the FHFA's policy objectives can result in changes to the GSEs' requirements and practices. While in conservatorship, each GSE has been subject to the terms of Senior Preferred Stock Purchase Agreements, as amended, with the Treasury Department (PSPAs). Pursuant to the PSPAs, the Treasury Department committed to invest in the GSEs to the extent required for each to maintain a positive net worth. In exchange for its investment, the Treasury Department received shares of the GSEs' senior preferred stock and warrants to purchase 79.9% of the GSEs' common stock. The PSPAs have also historically required the GSEs to, among other things, make quarterly dividend payments to the Treasury Department, and also provide the Treasury Department with a liquidation preference.
At the direction of the FHFA, the GSEs have expanded their credit and mortgage risk transfer programs with no public notice or opportunity to comment. These programs have included the use of structured finance vehicles, obtaining insurance from non-mortgage insurers, including off-shore reinsurance, engaging in credit-linked note transactions in the capital markets, or using other forms of debt issuances or securitizations that transfer credit risk directly to other investors. In particular, in 2018, each GSE began piloting a new credit risk transfer program under which the GSE purchases high-LTV loans (i.e., LTVs above 80%) without MI and subsequently places mortgage insurance with a captive insurer controlled by one of our competitors, which captive in turn cedes 100% of the risk to a panel of offshore reinsurers. In 2018, Freddie Mac launched the IMAGIN program and Fannie Mae launched the Enterprise-Paid Mortgage Insurance or EPMI program, both of which were suspended in 2021 but could be relaunched in their prior form or in a modified form in the future Any success of the relaunched or similar programs in the future or even the perception that some of these risk-sharing structures have beneficial features in comparison to private MI (e.g., lower costs, reduced counter-party risk due to collateral requirements or more diversified insurance exposures) may create increased competition for private MI on loans traditionally sold to the GSEs with private MI.
On October 19, 2020, the FHFA announced that it was seeking comments on a notice of proposed rulemaking that requires the GSEs to provide advance notice to the FHFA of new activities and obtain prior approval before launching new products. Additionally, the proposed rule establishes revised criteria for determining whether new activity requires notice to the FHFA and for determining if that activity is a new product that merits public notice and comment. The proposed rule's requirements would also outline the process for the FHFA's review of any new activity and the timelines for approving a new product, including issuing a public notice and requesting public comment about a new product. The new enterprise products and activities final rule was announced on December 20, 2022 and will be effective on February 27, 2023. The final rule retains the key concepts from the proposed rule but, among other changes, provided certain additional clarifications and requires FHFA to report on determinations made on new activity and new product submissions.
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

On June 23, 2021, the U.S. Supreme Court ruled that the President could remove the FHFA Director other than for cause. Subsequently, President Biden removed the previous FHFA Director and appointed a new Director to lead the FHFA. The FHFA leadership change has added uncertainty to what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the residential housing finance system in the future. On September 14, 2021, the FHFA together with the Treasury Department announced the suspension of certain portions of the 2021 PSPA amendments, specifically those limiting certain GSE lending activities, and that would, among other things, reduce the amount of capital the GSEs are required to hold. On March 16, 2022, the FHFA adopted the final rule (effective May 16, 2022) (2022 ERCF amendment) that amended the enterprise regulatory capital framework by refining the prescribed leverage buffer amount and credit risk transfer (CRT) securitization framework for the GSEs, which reduced the amount of capital the GSEs are required to hold, including by increasing the capital credit the GSEs receive for the credit risk that they distribute.
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
The New QM Definition and its safe-harbor statutory compliance protection will apply, under the final rule, to a covered transaction with the following characteristics:
•The loan has an annual percentage rate that does not exceed the average prime offer rate for comparable transactions by 2.25 or more percentage points;
•The loan meets the existing QM product feature and underwriting requirements and limits on points and fees; and
•The creditor has considered and verified the prospective borrower's current or reasonably expected income or assets, debt obligations, alimony, child support, and DTI ratio or residual income.
The General QM final rule does not prescribe particular underwriting standards for meeting the rule's "consider and verify" requirements, other than to require that such standards be reasonable. The General QM final rule clarifies that to meet the "consider" requirement and thus preserve General QM status, a creditor must maintain written policies and procedures governing the creditor's treatment of income, assets and debt obligations, among others, and retain documentation showing its application of such policies and procedures at the individual loan level. In addition, to satisfy the General QM final rule's "verify" requirement, the rule provides for a safe harbor if the creditor follows specific verification standards, including the single-family underwriting manuals of Fannie Mae and Freddie Mac. The General QM final rule was effective on March 1, 2021 and originally had a mandatory compliance date of July 1, 2021, after which the Original QM Definition and QM Patch would no longer apply. The mandatory compliance date for the New QM Definition (and therefore, the preservation of the Original QM Definition and QM Patch) was extended to October 1, 2022. However, the GSEs announced on April 8, 2021 that, for loan applications received on or after July 1, 2021, they will only purchase loans satisfying the New QM Definition. Given the mandatory compliance date and the GSE announcement, we expect creditors may opt to use the new, price-based General QM definition.

Under the Seasoned QM final rule, subject to certain exceptions, first-lien, fixed-rate covered loans with terms of 30 years or less, which (i) satisfy certain timely payment requirements, (ii) are not "high-cost mortgages" and (iii) are held in portfolio by the originating creditor for 36 months, will receive QM safe harbor status as "Seasoned QMs." During the 36-month seasoning period, a loan must have no more than two delinquencies (as defined in the rule) of 30 or more days and no delinquencies of 60 or more days. The rule allows payment deficiencies of $50 or less during the seasoning period, provided there are no more than three such deficiencies. Payment accommodations that meet certain requirements and are extended in connection with a disaster or pandemic-related national emergency do not disqualify the loan from achieving Seasoned QM status; however, time spent in such accommodations also does not count toward the 36-month seasoning period requirement. The Seasoned QM final rule includes the points and fees limit and consider and verify standards set forth in the General QM final rule. The final rule was effective on March 1, 2021, with loans for which creditors receive applications on or after the effective date would be eligible to qualify for Seasoned QM status.
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
It is still too early to determine whether the revised General QM rule or the new Seasoned QM category will have a beneficial or negative impact on the long-term access to mortgage credit or the size of the mortgage market.

Basel Committee Capital Adequacy Requirements
The Basel Committee on Banking Supervision (Basel Committee), consists of a group of central banks and banking regulators including the United States, developed the Basel Capital Accord in 1988 to set out international benchmarks for assessing banks' capital adequacy requirements. The capital adequacy requirements, among other factors, govern the capital treatment of MI purchased and held on balance sheet by domestic and international banks in respect of their residential mortgage loan origination and securitization activities. In July 2013, U.S. banking regulators promulgated regulations to implement significant elements of the Basel framework, which we refer to as Basel III.
In December 2017, the Basel Committee published final revisions to Basel III (informally known as "Basel IV") with target implementation by each participating country by January 1, 2022, later extended to January 1, 2023 due to the Covid-19 pandemic. Implementation of Basel IV reforms requires national legislation and, therefore, the final rules and the timetable for their implementation in each participating country may be subject to some level of national variation. As an example, the United Kingdom (UK) and the European Union (EU) have each separately targeted an effective date of January 1, 2025 for their rules implementing the Basel IV reforms to enter into force, but there is some divergence between the content of the UK and EU legislative proposals for implementation. Under Basel IV, banks using the standardized approach to determine their credit risk may consider mortgage insurance in calculating the exposure amount for real estate. However, such banks will need to determine the risk-weight for residential mortgages based on the LTV ratio at loan origination, without factoring in mortgage insurance. Under the standardized approach, after the appropriate risk-weight is determined, the existence of mortgage insurance could be considered, but only if the company issuing the insurance has a lower risk-weight than the underlying exposure. Mortgage insurance issued by private companies would not meet this test. Therefore, under Basel IV, mortgage insurance could not mitigate credit and lower the capital charge under the standardized approach.
The Basel Committee previously proposed rules that would further reduce the benefit of private MI by not taking into consideration any credit enhancement, including private MI; however, those revisions were not implemented, retaining the treatment of mortgage insurance. On September 9, 2022, the U.S. banking regulators announced their intent to revise U.S. regulatory capital requirements to align them with Basel IV. The U.S. implementation of Basel IV’s revised standards may mean mortgage insurance would not lower the LTV ratio of residential loans for capital purposes, and therefore may decrease the demand for mortgage insurance. The announcement that U.S. federal banking regulators intend to revise U.S. regulatory capital rules to align with Basel IV confirms speculation but does not provide clarity on when we can expect a proposal or how much time will be provided for banking organizations to implement a final rule.
We believe the existing U.S. implementation of the Basel IV capital framework supports continued use of private MI by portfolio lenders as a risk and capital management tool; however, with the ongoing implementation of Basel IV and the continued evolution of the Basel framework, it is difficult to predict the impact, if any, on the MI industry and the ultimate form of any potential future modifications to the regulations by federal banking regulators. If the Basel Committee revises the Basel IV framework to reduce or eliminate the capital benefit banks receive from insuring low down payment loans with private MI, our current and future business may be adversely affected.
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
Homeowners Protection Act of 1998 (HOPA)
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
Mortgage Insurance Tax Deduction
In 2006, Congress enacted a private mortgage insurance tax deduction on a temporary basis through the end of 2011. Upon expiration in 2011, Congress temporarily extended the deduction for each tax year from 2012 through 2021. Congress has not extended the deduction to the 2022 tax year. Elimination of the private mortgage insurance tax deduction could have the effect of reducing demand for private MI products. Congress has periodically considered proposed legislation that would make the private mortgage insurance tax deduction permanent, but to date has not enacted any such legislation. Under the Tax Cuts and Jobs Act (TCJA) enacted in December 2017, Congress increased the standard deduction for individuals and maintained the tax deductibility of second mortgages. The combination of maintaining the deduction for second mortgages and not extending deductibility for private MI could have the effect of reducing demand for private MI products.
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
In addition, many states have enacted privacy and data security laws which impose compliance obligations beyond GLBA. These state laws obligate us to protect social security numbers, maintain a comprehensive information security program, submit annual compliance certifications regarding such programs (or an exemption thereto) and notify insurance regulators if a security breach results in a reasonable belief that unauthorized persons may have obtained access to consumer non-public personal information. For example, New York’s cybersecurity regulation establishes requirements for insurance entities under the New York Department of Financial Services’ jurisdiction, such as NMIC. The NAIC adopted the Insurance Data Security Model Law

(Cybersecurity Model Law) for entities licensed under the relevant state’s insurance laws. The Cybersecurity Model Law requires such entities to develop and maintain a risk-based information security program, among other requirements. Several states, including Wisconsin, have adopted the Cybersecurity Model Law. State consumer privacy protection laws have also created new rights for their residents regarding certain personal information an organization collects and/or uses about them. We have adopted certain policies and procedures, and risk management and security practices designed to facilitate our compliance with these federal and state privacy and information security laws.
Fair Credit Reporting Act
FCRA imposes restrictions on the permissible use of credit report information. The CFPB and FTC each have authority to enforce FCRA. FCRA has been interpreted by some FTC staff and federal courts to require mortgage insurers to provide "adverse action" notices to consumers if an application for mortgage insurance is declined or offered at higher than the best available rate for the program applied for on the basis of a review of the consumer's credit. We provide such notices when required.
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
Risk Factors Summary
The following is a summary of the principal risks that could materially adversely affect our business operations, industry, and financial results. You should read this summary together with the more detailed description of each risk factor that immediately follows this summary.
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
•Increases in inflation, interest rates and mortgage interest rates may have adverse impact on our business, future revenue, and financial condition.
•We outsource the underwriting of our mortgage insurance on certain loans to third-party underwriting service providers (USPs). If these USPs fail to adequately perform their underwriting services or place our coverage on loans we would deem ineligible, we could experience increased claims on loans underwritten by them and our customer relationships could be negatively impacted.
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

•The COVID-19 virus may continue to impact our financial results and may also continue to affect our business, liquidity and financial condition.
•The occurrence of natural or man-made disasters or pandemics could adversely affect our business, financial condition and operating results.
•Climate change and efforts to manage or regulate climate risk by government agencies could affect our business and operations.
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
•We are exposed to operational risk from fraud, malfeasance or error by borrowers, employees and third-party service providers, and any such fraud, malfeasance or error could materially and adversely affect us.
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
•Changes in the business practices of the GSEs, including a decision to decrease or discontinue the use of private MI, or changes in the terms on which mortgage insurance coverage may be cancelled, federal legislation that changes their charters or a restructuring of the GSEs or changes in loan delivery pricing imposed by the GSEs could reduce the private MI market opportunity, reduce our revenues or increase our losses.
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
The MI industry is highly competitive. With six private MI companies actively competing for business from the same residential mortgage originators, it is important that we continue to differentiate ourselves from the other mortgage insurers, each of which sells substantially similar products to ours. One or more of our competitors may seek to capture increased market share from the government MIs or from other private mortgage insurers. They may do that by reducing prices, offering alternative coverage and product options, including offerings for loans not intended to be sold to the GSEs, loosening their underwriting guidelines or relaxing risk management policies. Such behavior could, in turn, improve their competitive positions in the industry and negatively impact our ability to achieve our business goals. Competition within the private mortgage insurance industry could result in our loss of customers, lower premiums, riskier credit guidelines and other changes that could lower our revenues or increase our expenses. If our IT systems are inferior to our competitors', existing and potential customers may choose our competitors' products over ours. If we are unable to compete effectively against our competitors and attract and retain customers, our revenue may be adversely impacted, which could adversely impact our growth and profitability.
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
Certain of our competitors are subsidiaries of larger and more diversified corporations that may have access to greater amounts of capital and financial resources, or a lower cost of capital than we do. Some may have better financial strength ratings than we have. As a result, they may be better positioned to compete in and outside of the traditional MI market, including when the GSEs pursue alternative forms of credit enhancement or credit risk transfer other than private MI, such as their IMAGIN and EPMI programs that were suspended in 2021, but could be relaunched in the same or alternative form in the future.
Our financial strength ratings are important for our customers to maintain confidence in our products and our competitive position. PMIERs require all approved insurers, except newly-approved insurers, to maintain at least one rating with a rating agency acceptable to the GSEs. A downgrade in NMIC's ratings or ratings outlook, or our failure to maintain a rating acceptable to one or both of the GSEs, could have an adverse effect on our business, including (i) potentially impacting our eligibility as an approved insurer, (ii) increased scrutiny of our financial condition by our customers, resulting in potential reduction in our NIW, or (iii) negative impacts to our ability to conduct business in the non-GSE mortgage market, where financial strength ratings may be a more important counter-party consideration for lenders.
Our NIW volumes could be adversely affected if lenders and investors select alternatives to private MI.
If lenders and investors select alternatives to private MI on high-LTV loans, our business could be adversely affected. Among others, alternatives to private MI include, but are not limited to:
•lenders using government mortgage insurance programs, including those of the FHA, USDA and VA, and state-supported mortgage insurance funds in several states, including Massachusetts and California;

•lenders and other investors holding mortgages in their portfolios and self-insuring;
•GSEs and other investors using credit enhancements other than MI (including alternative forms of credit risk transfer such as the suspended IMAGIN and EPMI programs that could be relaunched in the future), using other credit enhancements in conjunction with reduced levels of MI coverage, or accepting credit risk without credit enhancement;
•lenders originating mortgages using "piggy-back" or other structures to avoid MI, such as a first mortgage with an 80% LTV and a second mortgage with a 10%, 15% or 20% LTV (referred to as 80-10-10, 80-15-5 or 80-20 loans, respectively) rather than a first mortgage with an LTV above 80% that has MI;
•lender retention program; and
•borrowers paying cash or making large down payments versus securing mortgage financing.
Any of these alternatives to private MI could reduce or eliminate the need for our products, cause us to lose existing business and/or limit our ability to attract the new business that we may prefer to insure.
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
During the 2008 financial crisis, the government MIs, principally the FHA and VA, captured an increasing share of the high-LTV MI market. While declining from peak market share, government MIs' market share remains substantially above their historical levels. Government mortgage insurance programs are not subject to the same capital requirements, costs of capital, risk tolerance or business objectives that we and other private mortgage insurers are. Therefore, the government MIs generally have greater financial flexibility in setting their pricing, guidelines, policy terms and capacity. That may put us at a competitive disadvantage. Although there has been broad policy consensus toward the need for private capital to play a continued and consistent role in the U.S. housing finance system, it remains difficult to predict whether the combined market share of the government MIs will recede to pre-2008 levels. Government MIs may continue to maintain a strong combined market position and could increase their market share in the future.
If the government MIs maintain or increase their share of the mortgage insurance market, our business and industry could be negatively affected. Factors that could cause government MIs to remain significant include, among others:
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
The degree to which lenders or borrowers may select these alternatives now, or in the future, is difficult to predict. As one or more of the alternatives described above, or new alternatives that may enter the market, are chosen over MI, our revenues could be adversely impacted. The loss of business in general or the specific loss of more profitable business could have a material adverse effect on our financial position and operating results.
If we are unable to continue to attract and retain the most significant mortgage originators as customers, our ability to achieve our business goals could be negatively impacted.
The success of our mortgage insurance business is highly dependent on our ability to attract and retain as customers the most significant mortgage lenders in the U.S., measured through the combined volume of their retail originations and/or the insured loans they may acquire from other originators. As a result of their size and market share, these entities originate a significant majority of high-LTV mortgages in the U.S. and, therefore, influence the size and pricing of the MI market. We are currently doing business with a majority of these lenders. However, there is no assurance we will receive approvals from each of the remaining lenders to transact MI business with them or that those lenders who have approved us will continue to maintain business relationship with us. If we are unable to maintain our approved status with one or more of these mortgage lenders, our business, financial condition and operating results could be adversely impacted.
We cannot be certain that any loss of business from one or more of our lender customers would be offset or replaced by other new or existing lender customers. Some lenders may decide to write business only with certain mortgage insurers based on their views with respect to an insurer's pricing, price delivery system, service levels, underwriting guidelines, servicing and loss mitigation practices, financial strength or other factors. Our customers may choose to diversify the mortgage insurers with which they do business, which could negatively affect our level of NIW and our market share. In addition, our Master Policies do not require our customers to do business with us. Loss of business from significant customers, if not offset or replaced by additional business from other customers, could have an adverse effect on the amount of new business we are able to write, and consequently, our financial condition and operating results.
If the volume of high-LTV loan originations declines, our NIW volume could decline, which would reduce our revenues.
Our NIW volume and revenues, in part, depend on the volume of high-LTV loan originations and may be negatively affected if the volume of high-LTV loan origination declines. The factors that affect the volume of high-LTV loan originations include, among others:
•the level of loan interest rates. Higher interest rates may increase the potential housing costs for consumers hoping to purchase homes, which may have the effect of reducing the pool of potential borrowers available to purchase homes;
•restrictions on mortgage credit due to more stringent underwriting standards, more restrictive regulatory and capital requirements and lender liquidity issues;
•the health of the real estate industry and the national economy and conditions in regional and local economies, which may be impacted by inflation and the related Federal Reserve measures which may cause potential economic downturn;
•housing affordability;
•housing supply;
•population trends, including the rate of household formation, preferences of potential mortgage borrowers and cultural shifts;
•the rate and anticipated path of home price appreciation, which in times of heavy refinancing can affect whether refinance loans have LTVs that require MI;
•deductibility of mortgage interest or other changes in tax policy, including the TCJA of 2017, which may have an effect on the residential housing market;
•U.S. government housing policy encouraging loans to first-time homebuyers;
•GSEs' demand to participate in the high-LTV or first-time homebuyer origination market;
•the extent to which the GSEs' guaranty and other fees, credit underwriting guidelines and other business terms affect lenders' willingness to extend credit for high-LTV mortgages; and
•COVID-19 and any related imposed containment measures.

A decline in the volume of high-LTV loan originations could decrease demand for MI, decrease our NIW and therefore reduce our revenues and have a material adverse effect on our operating results.
Our underwriting and credit risk management policies and practices may not anticipate all risks and/or the magnitude of potential for loss as the result of unforeseen risks.
We have established underwriting and credit risk management policies and practices that seek to mitigate our exposure to borrower default risk in our insured loan portfolio by anticipating future risks and their magnitude. Our underwriting and credit risk management guidelines are based on what we believe to be the major factors that influence the performance of mortgage credit. These factors include, among others, borrower and loan-level risk characteristics, lender origination practices and macroeconomic variables that influence the housing market. The presence of multiple higher-risk characteristics (i.e., layered risk) in a loan materially increases the likelihood of a default on such a loan unless, and to the extent, there are other characteristics to mitigate the layered risk.
The frequency and severity of claims we incur is uncertain and depends largely on general economic conditions, including unemployment rate, interest rates, inflation and the effect of the Federal Reserve's action to control inflation (which could lead to potential economic downturn), and trends in home prices. These may also be continue to be impacted by developments relating to the COVID-19 virus. To the extent that certain risks are unforeseen, or if we have underestimated the frequency and/or severity of loss of certain risks, our underwriting and credit risk management policies and practices may not be sufficient to mitigate the effects of these risks. If these policies and practices do not correctly anticipate risk or the potential for loss, we may underwrite business for which we have not charged premium commensurate with the risk, which could result in material adverse effects on our business, financial condition and operating results.
Unexpected material increases in borrower defaults could cause our actual losses to materially exceed our expected loss rates, including in certain geographic regions in which our business may be concentrated and more susceptible to downturns.
Our losses result from events that reduce a borrower's ability or willingness to continue to make mortgage payments. These events include borrower-specific factors, such as job loss, illness, death, divorce, and existing federal supported forbearance programs. These events also include macroeconomic factors, such as rising unemployment, market deterioration, rising interest rates and home price depreciation. Borrowers with high-LTV mortgages often have more difficulty (compared to borrowers with lower LTV mortgages) weathering personal financial hardships caused by unforeseen events, because they may not have sufficient personal savings or available credit to structure viable workout solutions. Rising unemployment rates and deterioration in economic conditions for extended periods of time, including as a result of any potential economic downturn and developments relating to the COVID-19 virus and its variants, across the U.S. or in specific regional economies (such as the wave of layoffs in the technology sector in the recent past), generally increases the likelihood of borrower defaults.
As inflation has lowered housing affordability, the use of adjustable-rate mortgages (ARMs) and interest rate buydown transactions have become more common. Interest rate buydown happens when the builder or seller, to increase the chances of selling a home, contributes funds that subsidizes the buyer's mortgage loan interest rate during a certain period of time, resulting in a lower monthly payment on the mortgage for the buyer. However, once the buydown rate ends, the buyer’s monthly payment increases. Increasing interest rates typically also lead to higher monthly payments for borrowers with existing ARMs and could materially impact the cost and availability of refinance options for borrowers. A decline in home values typically makes it more difficult for borrowers to sell or refinance their homes, generally increasing the likelihood of a default followed by a claim when borrowers are impacted by events that reduce their incomes or increase their expenses. In addition, home price depreciation may also decrease the willingness of borrowers with sufficient resources to make mortgage payments when their mortgage balances exceed the values of their homes. Declines in home values typically increase the severity of any claims we may pay. Home values may decline even absent deterioration in economic conditions due to declines in demand for homes, which may result from changes in buyers' perceptions of the potential for future home price appreciation, rising interest rates or availability of mortgage credit. The ending of any widely embraced forbearance programs such as those provided under the CARES Act may also increase the realization of losses related to borrower defaults. If our default and loss projections are materially inaccurate, our actual losses could materially exceed our expectations and adversely affect our financial condition and operating results.
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
Our mortgage insurance premiums may not be adequate to cover our future claim payments. We set premiums at the time a policy is issued based on our expectations regarding likely performance over the term of the policy. Our premium rates are developed based on certain expectations that may ultimately prove to be inaccurate. Our premiums are subject to approval by certain state insurance regulators, which can delay or limit our ability to increase our premiums. Generally, we will not be able to cancel the MI coverage or adjust renewal premiums during the life of an MI policy to mitigate adverse development. As a result, when facing higher than anticipated claims, we generally will not be able to offset it by increasing premiums on policies in force, or mitigate it by not renewing or cancelling any coverage. While we believe our capital, premiums and investment earnings will provide a pool of resources sufficient to cover expected loss payments and we have made estimates regarding loss payments and potential claims, we cannot predict with certainty the ultimate number and magnitude of claims we experience. Therefore, the actual premiums (along with investment earnings) may not be sufficient to cover losses and/or our operating costs. An increase in the number or size of claims, compared to what we anticipate, could adversely affect our operating results or financial condition. We may not be able to achieve the results that we expect, and there can be no assurance that losses will not exceed our total resources.
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
A lower level of persistency could reduce our future revenues from our monthly-paid premium products, which constituted about 89% of our primary IIF at year-end 2022. Higher than expected persistency rates could negatively impact our future profitability on monthly premium policies if market and economic conditions change significantly from those we expected when we established the premium rates. In addition, a higher than expected persistency rate will decrease the profitability from single premium policies if they remain in force longer than was estimated when the policies were written.
The factors affecting persistency may include, among others, the following:
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
Mortgage interest rates tend to follow the 10-year Treasury yield, which rises and falls based on expectations for the benchmark rate set by the Federal Reserve. In the years leading up to 2022, mortgage interest rates had been at historical lows, primarily as a result of monetary policy by the Federal Reserve which kept the federal funds rate at historical lows. In 2022, in an attempt to curb rising inflation, the Federal Reserve repeatedly and rapidly increased the federal funds rate which hit its highest levels in 15 years in December 2022, and led to rising interest rates and mortgage interest rates. Mortgage interest rates also recorded their largest increase in any calendar year in 2022 and the average rate on a 30-year, fixed-rate mortgage increased to the highest in 20 years. As a result of the higher mortgage interest rates in 2022, we observed lower refinancing activities in the mortgage market compared to what we had observed in recent years prior to 2022, and therefore decreased turnover in our IIF.

However, if in the future inflation lowers and the Federal Reserve subsequently loosens its monetary policy, mortgage interest rates would likely decline. As in the years leading up to 2022, if we experience a lower interest rate environment in the future, we expect that to drive higher levels of refinancing in the mortgage market, including with respect to loans we insure which may have interest rates (i.e., such as those written in 2022 in a higher interest rate environment) that are higher than the future prevailing rates. A lower interest environment could subsequently lead to an increased turnover in our IIF, which could negatively impact our future revenues. We are unsure, however, what the ultimate impact on our revenues will be as insured mortgages are refinanced, because the number of policies we write for replacement mortgages may be more or less than the terminated policies associated with the refinanced mortgages and could be written at lower premium rates. In addition, the GSEs and other mortgage investors who hold the mortgages on which we write mortgage insurance largely control the decision on whether to maintain mortgage insurance. If the GSEs and other mortgage investors change their view on the timing of cancellation of mortgage insurance due to house price appreciation, policy goals, other risk appetite decisions or otherwise, we could experience increased and unexpected turnover in our IIF, which could negatively impact our future revenues.

Increases in inflation, interest rates and mortgage interest rates may have an adverse impact on our business, future revenue, and financial condition.
Since 2021, inflation has increased dramatically. Rising inflation may negatively impact our expense base by increasing the costs (including for services) we have to pay contractors, employees, service providers and vendors. Higher inflation also puts a strain on consumer spending. As general costs for goods and services increase for consumers, their housing and mortgage affordability decrease. Inflation's adverse impact on housing and mortgage affordability may therefore lower overall housing demand, result in lower NIW volume and negatively impact our business, future revenue and financial condition.

In an attempt to curb rising inflation, the Federal Reserve repeatedly and rapidly increased the federal funds rate in 2022 which led to rising interest rates and mortgage interest rates. Higher interest rates and mortgage rates may have an adverse impact on the refinancing origination market and purchase origination market. Higher rates have an adverse impact on the refinancing origination market because higher mortgage interest rates lower the opportunity to refinance an existing loan at a lower mortgage interest rate. Higher rates also have an adverse impact on the purchase origination market because higher mortgage interest rates lower housing and mortgage affordability, and thus consumers' demand for homes. Affordability issues and increases in mortgage rates may also put downward pressure on home prices as buyers' demand for homes decreases. Falling housing demand may result in fewer mortgage originations and a lower price per transaction, reducing the overall size of the MI market. Falling home prices may also result in an increase in our default losses as borrowers' equity in their homes declines and thus decreases our future revenues and returns.

In addition, if the Federal Reserve decides to continue its interest rate hikes, there can be no guarantee the Fed will raise rates at a gradual pace, nor can there be any assurance that markets will not adversely react to rate increases and that the rate hikes would not trigger an economic downturn. Downturns in the domestic economy may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns. Therefore, the ultimate impact that higher inflation rates will have on the mortgage origination and mortgage insurance markets, and our loan delinquencies is unknown, and increases in inflation, interest rates and mortgage interest rates may have an adverse impact on our business, future revenue and financial condition.
We outsource the underwriting of our mortgage insurance on certain loans to third-party underwriting service providers (USPs). If these USPs fail to adequately perform their underwriting services or place our coverage on loans we would deem ineligible, we could experience increased claims on loans underwritten by them and our customer relationships could be negatively impacted.
If our USPs fail to adequately perform their underwriting services, such as mishandling of customer inquiries or an inability to underwrite a sufficient volume of applications per day, we may lose opportunities to place mortgage insurance coverage on particular loans. Our reputation may also suffer and customers may choose not to do business with us. In addition, if our USPs place our MI coverage on loans that are ineligible for coverage under our underwriting guidelines, our risk of claims will be increased on those loans or the premiums we charge may be inadequate for the corresponding risk. We do not have the right under our Master Policies to cancel coverage of an ineligible loan as a result of a USP making an incorrect decision. Further, other than being able to terminate our contracts with these USPs, we generally do not have express loan-level monetary contractual remedies against these USPs if we are obligated to pay claims on ineligible loans that they improperly agreed to insure on our behalf. If these USPs fail to perform their services as expected, we could experience increased claims on loans underwritten by them and our customer relationships could be negatively impacted, which would have an adverse impact on our business, financial condition and operating results.
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
Under our Master Policies' rescission relief provisions, we agree that we will not rescind coverage of an insured loan for material misrepresentation (including borrower fraud) or underwriting defects if the conditions for such relief are satisfied as specified in the applicable Master Policy. In addition, after a loan has achieved rescission relief, we have agreed to limitations on our ability to initiate certain investigations of fraud or misrepresentation by parties involved in the origination of an insured loan. Our earliest rescission relief on an insured loan is subject to our successful completion of an independent validation on such loan. The current processes we have in place to validate insured loans may be ineffective in detecting material misrepresentations and/or underwriting defects. After a loan meets the conditions for rescission relief, we are contractually prohibited from exercising our rights of rescission for material underwriting defects and certain misrepresentations (including borrower fraud) made in connection with the origination of the insured loan and placement of our mortgage insurance. In addition, after a loan attains rescission relief, our rights to conduct investigations of potential fraud or misrepresentation are significantly curtailed and the evidentiary standards we must meet to pursue rescission for fraud are more stringent. See Item 1, "Business - Underwriting - Independent Validation and Rescission Relief." With these provisions in our Master Policies, we may be obligated to pay claims on certain loans with unacceptable risk characteristics or which failed to meet our underwriting guidelines at the time of origination. As a result, we could suffer unexpected losses, which could adversely impact our business, financial condition and operating results.
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
The actual claims we incur as our portfolio matures are difficult to predict and depend on the specific characteristics of our current in-force book (including the credit score and DTI of the borrower, the LTV ratio of the mortgage and geographic concentrations, among others), as well as the risk profile of new business we write in the future. In addition, our claims experience is affected by macroeconomic factors such as housing prices, inflation, interest rates, mortgage rates, unemployment rates and other events, such as natural disasters or global pandemics (including the ultimate future consequences of COVID-19), and any federal, state or local governmental response thereto. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Insurance Claims and Claim Expenses." Incurred losses and claims may exceed our expectations in the event of general economic weakness or decreases in housing values. An increase in the number or size of claims, compared to what we anticipate, could adversely affect our operating results and financial condition.
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
The COVID-19 pandemic demonstrated that government actions in response to a national pandemic could create strains on servicers in connection with the remittance of premiums. The COVID-19 virus, and the continuing spread and rise of new variants, remains a threat and we cannot estimate how the rise of new variants and government actions in response to them could affect our servicers in the future. If one or more of our large servicers were to experience adverse effects to its business, such servicers could experience delays in meeting their reporting requirements, which could result in our inability to correctly record new loans as they are underwritten and/or properly recognize and establish loss reserves on loans when defaults exist or occur but are not reported timely or at all. Significant failures by large servicers or disruptions in the servicing of mortgage loans we insure would adversely impact our business, financial condition and operating results.
If the estimates we use in establishing claims reserves are incorrect, the actual claim payments we make may materially exceed the amount of our corresponding claims reserves, resulting in unexpected charges to income, which could be material and adversely affect our results of operations.
We establish reserves for claims and claim expenses for insured mortgage loans that are in default. A loan is considered to be in default as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us as in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as "IBNR." We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees and other general expenses of administering the claim settlement process.
Reserves are established by estimating the number of loans in default that will result in a claim payment, referred to as claim frequency, and the amount of the claim payment expected to be paid on each such loan in default, referred to as claim severity. Claim frequency and severity estimates are established based on historical observed experience regarding certain loan factors, such as age of the default, cure rates, size of the loan and estimated change in property value.
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

The COVID-19 virus may continue to impact our financial results and may also continue to affect our business, liquidity and financial condition.
The COVID-19 virus has had and may continue to have negative impacts on the economy and on the financial, equity and credit markets, both globally and within the U.S. While the initial impact of COVID-19 on our business has moderated, the COVID-19 virus, with the rise of new variants (including those with greater transmissibility and/or mortality rates), has continued to pose a global risk and affect communities across the U.S.
During the pandemic, there were a number of governmental and GSE efforts to implement programs designed to assist individuals and businesses impacted by the COVID-19 virus, including the CARES Act, the Consolidated Appropriations Act, 2021 (2021 Appropriations Act), the American Rescue Plan Act (the American Rescue Plan). These programs provide financial assistance for businesses and individuals, and targeted regulatory relief for financial institutions. Among other things, the CARES Act suspended foreclosures and evictions and remains in effect today. The GSEs, the primary purchasers of mortgages we insure, have also adopted certain measures during the pandemic to assist borrowers impacted by COVID-19. Consistent with the CARES Act, the GSEs have provided a forbearance plan to certain borrowers. At the end of a forbearance plan, the affected borrower will not be required to pay back their reduced or suspended mortgage payments in one lump sum, but may be eligible for a number of different options offered by their mortgage servicer depending on their financial situation, including repayment plans, resuming normal payments or lowering the monthly loan payment through a modification. Notwithstanding the GSEs' efforts and other programs, there can be no assurance that borrowers will be able to remain current on their mortgages after a forbearance period ends, and a significant percentage could remain in default and result in mortgage insurance claims.
Given the continuing spread and mutation of COVID-19 virus and the rise of new variants both within and outside of the U.S., the extent to which the COVID-19 virus and its current and future variants may materially impact our future financial results, business, liquidity and/or financial condition is uncertain and cannot be predicted. There were and there may continue to be impacts on our markets, customers, new business, revenues, loss development and related impacts to our capital needs, employee health and productivity, investment portfolio performance, and ability to access capital and reinsurance markets in the future (if we need to). The magnitude of any future impact of the COVID-19 virus and its variants on our business will depend on, among other things: the spread of the virus and its variants (including those with greater transmissibility and/or mortality rates); the extent and duration of any future containment measures implemented by governmental authorities to manage the spread of the virus and its variants; the extent and effectiveness of medical treatments and vaccination efforts for the virus and its variants; the extent and duration of COVID-19's effects on the economy, unemployment, governmental assistance programs, consumer confidence and consumer and business spending; and the virus and its variants' long-term impact on the mortgage origination and mortgage insurance markets. Because the COVID-19 virus and its variants has continued to pose a global risk and affect communities across the U.S., COVID-19 may continue to have an impact and effect on our business, liquidity, results of operations and financial condition.
The occurrence of natural or man-made disasters or pandemics could adversely affect our business, financial condition and operating results.
We are exposed to various risks arising out of natural disasters, including pandemics, earthquakes, wildfires, hurricanes, floods, tornadoes and other events that could be related to and could be worsened by changing climatic conditions. We are also exposed to various risks arising out of man-made disasters, including acts of terrorism, and military actions. For example, a natural disaster event could lead to unexpected changes in persistency rates as policyholders and borrowers who are affected by the disaster may be unable to meet their contractual obligations, such as mortgage payments on loans we insure. The continued threat of terrorism may cause significant volatility in global financial markets, and a natural or man-made disaster or a pandemic could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in new business and increased claims from those areas, and adverse effects on home prices in those areas, which could result in unexpected loss experience in our business. These events also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations. In addition, the value of the assets in our investment portfolio could be adversely affected if such an event affects companies' ability to pay us principal or interest on their securities.
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
Climate change and efforts to manage climate risk by government agencies could affect our business and operations.
We do not directly insure climate-related risks. Our insurance policies also generally exclude losses resulting from physical damage to the properties securing the loans we insure. While climate related risks such as flood, wildfire, wind, and earthquake do not directly cause losses to our business, we are indirectly exposed to risks of climate change. A natural disaster event could be triggered by climate change and could lead to unexpected changes in persistency rates as policyholders and borrowers who are affected by the disaster may be unable to meet their contractual obligations, such as mortgage payments on loans we insure. A natural disaster triggered by climate change could also trigger an economic downturn in the areas directly or indirectly affected by the natural disaster. These consequences could, among other things, result in a decline in new business and increased claims from those areas, and adverse effects on home prices in those areas, which could result in unexpected loss experience in our business. These events also could disrupt public and private infrastructure, including communications and financial services, which could disrupt normal business operations.
Since 2020, the FHFA has been increasingly vocal about climate and natural disasters and their impact on the GSEs and the Federal Home Loan Banks (together, the regulated entities) and the national housing market, and has designated climate change as a priority concern and instructed the GSEs to actively consider its effects in their decision making. In January 2021, the FHFA issued a Request for Input (RFI) regarding Climate and Natural Disaster Risk Management on the regulated entities and hosted a public listening session. The RFI asked for information on data, FHFA’s supervisory and regulatory responsibilities, financial disclosures, affordability, and fairness and equity. In December 2021, the FHFA's current director (and then acting director) Sandra Thompson issued a statement that instructed FHFA's regulated entities to designate climate change as a priority concern and actively consider its effects in their decision making. To that end, the FHFA announced a new Conservatorship Scorecard which would hold the GSEs accountable for ensuring resiliency to climate risks, and also enhanced its monitoring and supervision of climate change issues. It is possible that efforts to manage climate risk by the FHFA, GSEs (including through GSE guideline or mortgage insurance policy changes) or others could materially impact the volume and characteristics of our NIW (including its policy terms), home prices in certain areas and defaults by borrowers in certain areas, as well as increase the costs to us of providing mortgage insurance in certain areas, and therefore may impact our business and operations.
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
We use third-party reinsurance, including the QSR Transactions, the ILN Transactions and XOL Transactions, to actively manage our risk, ensure compliance with PMIERs, state regulatory and other applicable capital requirements and support the growth of our business. There is a risk that these transactions will not continue to provide the benefits we expected when we entered into them, including as a result of our counter-parties under the QSR Transactions and XOL Transactions (which are not fully collateralized like the ILN Transactions) not performing their obligations, the GSEs or the Wisconsin OCI not continuing to give us full capital credit as anticipated for the duration of the contracts, or if one or more reinsurers under any of the QSR Transactions or XOL Transactions experiences a downgrade or other adverse business event. Any of these events could have negative impacts on the credit for the risk transferred under the reinsurance agreements and, in turn, on our capital needs, PMIERs position and growth potential.
Reinsurance does not relieve us of our direct liability to our insureds to pay claims, even when there are reinsurance recoverables available to us under the QSR Transactions or XOL Transactions. Accordingly, we bear credit risk with respect to such reinsurers. To mitigate this risk, there are certain contractual protections that establish sources from which we may directly obtain our reinsurance recoverables under the QSR Transactions or XOL Transactions. The ILN Transactions are fully collateralized with funds deposited into trust accounts to secure the obligations of the reinsurers to NMIC under the respective reinsurance agreement. See Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reinsurance," below. To the extent the amounts in the QSR Transaction or XOL Transaction trust accounts are insufficient to cover loss recoveries and other amounts to which we are entitled under the QSR Transactions or XOL Transactions, we would attempt to recover such amounts directly from the reinsurers. One or more reinsurers may be unable or unwilling to pay reinsurance recoverables owed to us in the future, which could have an adverse effect on our financial condition.

If any reinsurer under the QSR Transactions or XOL Transactions experiences a ratings downgrade, the related reinsurance agreements obligate any such reinsurer, consistent with PMIERs requirements, to increase collateral in the related trust account. If the reinsurer breaches its collateral obligations, and fails to cure after notice, we may terminate the agreement with respect to such reinsurer. The QSR Transactions and XOL Transactions generally also give us the right to terminate the agreements in certain other circumstances, including, among other reasons, if a reinsurer becomes insolvent, has its license revoked or reinsures its entire liability under the relevant QSR Transaction or XOL Transaction with another entity. If we experience an early termination, we would be required to re-assume the risk ceded to the breaching reinsurer and the PMIERs and statutory capital credit we received when we entered into the agreement would be reversed. Depending on the timing and severity, such an event could have a material adverse effect on our financial condition, growth potential and future capital needs.
In addition, the GSEs and the Wisconsin OCI have the right periodically to review performance under our third-party reinsurance transactions, including the reinsurers' financial strength and other factors (which may be unknown to us) the GSEs and Wisconsin OCI may believe are important to an evaluation of the transactions. As a result of such reviews, the GSEs or the Wisconsin OCI could withdraw their approvals or continue their approvals, but grant less than full capital credit. If we do not continue to receive full capital credit in connection with these transactions, we would likely need to seek other sources of capital or reductions in RIF sooner than we would have expected with full capital credit under PMIERs and state insurance laws. Future sources of capital will depend on the cost, availability and terms and conditions that are acceptable to us, our regulators and the GSEs. We cannot be sure that we will be able to secure other sources of capital or substitute reductions in RIF in the amounts we require and on favorable terms, if at all.
Our operating results depend in large part on our ability to manage the risks related to the growth of our business and on maintaining and enhancing effective operating procedures and internal controls.
Our mortgage insurance business has been rapidly growing since 2013. Our future operating results depend to a large extent on our ability to successfully manage the continued growth of our business and the demands such growth places on our operations personnel and senior management team. The unexpected loss of key management and other personnel, or the inability to recruit, develop and retain qualified management talent in the future, could have an adverse effect on our business, financial condition or operating results. If we are unable to manage future expansion in our operations, we may experience compliance and operational problems, be required to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could have an adverse effect on our business, financial condition or operating results.
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
We are exposed to operational risk from fraud, malfeasance or error by borrowers, employees and third-party service providers, and any such fraud, malfeasance or error could materially and adversely affect us.
We are exposed to many types of operational risk, including the risk of fraud or malfeasance by borrowers, employees and outsiders, including third-party service providers, clerical record-keeping errors and transactional errors. Our business depends on our employees and third parties to process a large number of transactions. We could be materially and adversely affected if one of our employees or one of our systems causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with whom we do business also could be sources of operational risk to us, including breakdowns or failures of such parties' own systems or employees. Given our hybrid and remote work arrangements of our employees and staff, the effectiveness of our compliance programs and overall ability to prevent and detect fraud or malfeasance by our employees or contractors may be diminished. Any of these occurrences could result in a diminished ability to operate our business, potential liability to customers, reputational damage and regulatory intervention, which could result in a material adverse effect on our financial position and operating results.

If we do not maintain connectivity with or otherwise meet the technological demands of our customers or are unable to develop, enhance and maintain our proprietary technology platform, our business and financial performance could be adversely affected.
We primarily rely on e-commerce and other technologies to provide and distribute our MI products and services. Our customers require us to provide and service our MI products in a secure manner, including through our proprietary technology platform, our internet website or direct electronic data transmissions. To enhance our ability to provide innovative IT solutions for our internal and external constituents, we are party to an agreement with TCS, whereby TCS provides services across such functions as application development and support, infrastructure support (service desk, end user computing and engineering services) and information security functions. We underwrite and service our MI portfolio within a proprietary insurance management platform which has deployed technology that enables our customers to transact business in a secure manner. Our lender customers may choose to do business only with mortgage insurers with which they are already technologically compatible and may choose to retain existing MI providers rather than invest the time and resources to integrate with a new MI provider. Our business, financial condition and operating results may be adversely impacted if we do not successfully establish and maintain these arrangements and relationships, or otherwise keep pace with the technological demands of customers.
The success of our business depends on our ability to timely and effectively resolve any significant issues that may arise with the operation of our technology platform. While we anticipate that our engagement with TCS will enhance our ability to further develop, deploy, and service our technology platform, any delays caused by the outsourcing of these functions, deterioration in our relationship with TCS, or termination of our engagement with TCS could lead to significant disruptions in our operations. If our technology platforms fail to perform in the manner we expect, our business, financial condition and operating results may be significantly harmed. Further, our business would be negatively impacted if we are unable to enhance our platform when necessary to support our primary business functions, including to match or exceed the technological capabilities of our competitors over time. We cannot predict with certainty the cost of maintaining and improving our platform, but failure to make necessary improvements and any significant shortfall in any technology enhancements or negative variance in the timeline in which system enhancements are delivered could have an adverse effect on our business, financial condition and operating results.
We may not be able to prevent the unauthorized disclosure or misuse of confidential, personal or proprietary information.
Our IT systems process, transmit, store and protect large amounts of personal information of borrowers whose mortgages we insure, in addition to the confidential, proprietary, financial and other information that are critical to our business. Our IT systems and networks, including those functions that we may outsource, are vulnerable to unauthorized access, interruptions or failures due to events that are often beyond our control, including cyber-attacks, natural disasters, theft, terrorist attacks and general technology failures. We may, from time to time, upgrade certain of our information systems, and transform and automate certain of our business processes. We also have outsourced certain technology and business functions to third parties, and may continue to do so in the future. If we fail to timely and successfully implement and integrate new technology systems or if the systems and/or transformed and automated business processes do not operate as expected, this may expose us to increased risk related to data and information security and unexpected service disruptions, which could result in monetary and reputational damage or harm to our competitive position. Our remote and hybrid working arrangements may also increase the risk of cyber-security attacks or data security incidents. In particular, in the current remote and hybrid working arrangements environment, our employees and vendors rely on the use of portable computers and mobile devices, which can be stolen, lost or misused, making information accessible through such devices more vulnerable to unauthorized access, including by employee malfeasance. We have adopted information security procedures and controls to safeguard our systems and the information that we process, transmit and store, including multi-factor authentication and a new biometrics solution to authenticate employee login. Despite these efforts, we may not be able to anticipate or implement effective preventive measures against all cyber threats, or detect and contain a breach in a timely manner, including because employees or contractors may not follow the controls we have implemented, the invasive techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources and methods. Our remote or hybrid working arrangements may exacerbate these risks. Our employees, contractors, customers or other users of our systems are from time-to-time subject to fraudulent inducements by parties attempting to gain access to our data or that of our customers. Although we believe that we have appropriate information security policies and systems in place, there is no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. Any compromise of the security of our IT systems may result in loss of personally identifiable information, financial losses, loss of customers and the inability to transact business; could be costly and time-consuming to address and resolve; could expose us to liability for further compromise, damages, harm our reputation, subject us to regulatory scrutiny and/or expose us to civil litigation or regulatory action. If any of these were to occur, our business, financial condition and operating results could be materially adversely affected. Further, the technology errors and omissions, and insurance coverage we maintain may be unavailable or inadequate to fully cover claims and/or costs associated with incidents that may occur in the future.

Adverse investment performance may affect our financial results and ability to conduct business.
Income from our investment portfolio provides a growing source of revenue and cash flow to support our operations and claim payments. If we improperly structure our investments to meet those future liabilities or have unexpected losses in our portfolio, including losses resulting from impairments or the forced liquidation of investments before their maturity, we may be unable to meet those obligations. NMIC's investments and investment policies are subject to state insurance laws, which results in our portfolio being predominantly limited to highly rated fixed income securities. Much of our investment portfolio has been established at a time of historically low interest rates. If market interest rates rise above the rates on our fixed income securities, it would increase unrealized losses on these securities and decrease the market value of our investment portfolio. If it was necessary to sell these securities while they are in an unrealized loss position, it would adversely impact our financial condition.
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
NMIC is a GSE-approved insurer, and the significant majority of insurance we write is on loans sold to the GSEs. The GSEs set their own counter-party standards for private mortgage insurers, known as PMIERs. (Italicized terms have the same meaning that such terms have in the PMIERs.) As a result, our compliance with the PMIERs is necessary to maintain NMIC's status as an approved insurer. The PMIERs establish operational, business, remedial and financial requirements applicable to approved insurers. By April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of its failure to meet one or more of the PMIERs requirements, some of which do not have materiality thresholds. We certified to the GSEs by April 15, 2022 that NMIC was in full compliance with the PMIERs as of December 31, 2021.
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
Changes in the business practices of the GSEs, including a decision to decrease or discontinue the use of private MI, or changes in the terms on which mortgage insurance coverage may be cancelled, federal legislation that changes their charters or a restructuring of the GSEs or changes in loan delivery pricing imposed by the GSEs could reduce the private MI market opportunity, reduce our revenues or increase our losses.
The requirements and practices of the GSEs impact the operating results and financial performance of approved insurers, including NMIC. Changes in the charters or business practices of the GSEs could materially reduce the number of mortgages they purchase that are insured by us and consequently diminish our franchise value. The GSEs could be directed to make such changes by the FHFA, which was appointed as their conservator in September 2008 and has the authority to control and direct the operations of the GSEs.
With the GSEs in a prolonged conservatorship, there has been ongoing debate over the future role and purpose of the GSEs in the U.S. housing market. The U.S. Congress may legislate, or the administration may implement through administrative reform, structural and other changes to the GSEs and the functioning of the secondary mortgage market. Since 2011, there have been numerous legislative proposals intended to incrementally scale back the GSEs (such as a statutory mandate for the GSEs to transfer mortgage credit risk to the private sector) or to completely reform the housing finance system. Congress, however, has not enacted any legislation to date. The proposals vary with regard to the government's role in the housing market, and more specifically, with regard to the existence of an explicit or implicit government guarantee. Recently, there has been increased focus on and discussion of administrative reform independent of legislative action. The former director of FHFA leadership was more focused on preparing the GSEs to exit from conservatorship by increasing the GSEs’ overall capital levels and reducing their credit risk profile. In December 2020, the FHFA published a final rule (2020 ERCF rule) establishing a new enterprise regulatory capital framework (ERCF) for the GSEs, which included provisions governing the capital relief allowed to the GSEs for loans with private MI. The 2020 ERCF rule established that loans with private MI as opposed to loans without private MI, provide more favorable capital relief to the GSEs.
Leadership at the FHFA changes from time-to-time. Given that the Director of the FHFA is removable by the President at will, the agency's agenda, policies and actions likely will be significantly influenced by the then current administration. Accordingly, it is difficult to predict whether or how the FHFA might seek to implement GSE oversight beyond the current administration's term. In 2021, President Biden removed the former director of FHFA and appointed a new director to lead the FHFA. Unlike the prior Director's focus to exit the GSEs from conservatorship, Director Thompson's actions are more focused on balancing the dual mandate of the GSEs, including safety and soundness of the housing finance system and on increasing the accessibility and affordability of mortgage credit, especially to low-and-moderate income borrowers and underserved communities. Between Director Thompson and the Treasury Department, they possess significant capacity to effect administrative GSE reforms. In September 2021, the FHFA under Director Thompson, together with the Treasury Department, proposed amendments to the 2020 ERCF rule. On March 16, 2022, the FHFA adopted the final rule (effective May 16, 2022) (2022 ERCF amendment) that amended the ERCF by refining the prescribed leverage buffer amount and the CRT securitization framework for the GSEs, which reduced the amount of capital the GSEs are required to hold, including by increasing the capital credit the GSEs receive for the credit risk that they distribute. While the 2022 ERCF amendment made positive modifications to the ERCF, the total capital required to be held by the GSEs upon implementation of the final rule remains significant. An increase in the capital required to be held by us under PMIERs could make our products more expensive and could have a material adverse impact on our financial condition and future business prospects.
Other potential GSE reforms, whether through legislation or administrative action, could impact the current role of private mortgage insurance as credit enhancement, including its reduction or elimination, which would have an adverse effect on our revenue, operating results, prospects or financial condition. Some other examples of potential GSE reforms or policy changes that could impact our business, may also include, but are not limited by, the following:

•Policies or requirements that may result in a reduction in the number of mortgages GSEs acquire;
•The national conforming loan limit for mortgages GSEs acquire;
•The level of mortgage insurance required;
•The terms on which mortgage insurance coverage may be canceled, including GSE requirements and programs that permit cancellation prior to reaching the cancellation thresholds and conditions established by law;
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
In recent years, the FHFA has set goals for the GSEs to transfer significant portions of the GSEs' mortgage credit risk to the private sector. Several credit risk transfer products had been created to transfer mortgage credit risk to the private sector, including the now suspended IMAGIN and EPMI and others discussed above in "Our NIW volumes could be adversely affected if lenders and investors select alternatives to private MI." To the extent these and any other current or potential credit risk products that may evolve in a manner that displace primary MI coverage, the amount of insurance we write may be reduced. It is difficult to predict the impact of any other current or potential alternative credit risk transfer products, if any, that are developed to meet the goals established by the FHFA.
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
The NAIC has formed the Working Group to discuss and recommend changes to the solvency and market practices regulation of mortgage insurers, including changes to the Model Act. We, along with other mortgage insurers, have provided feedback to the Working Group since early 2013, including comments on proposed amendments to the Model Act which is still pending. The Working Group's discussions are ongoing and the ultimate outcome of these discussions and any potential actions taken by the NAIC cannot be predicted at this time. If the Working Group's final proposal to the NAIC contains more stringent capital requirements, this could ultimately lead to NMIC being obligated to hold more capital for its insured business than we are required to hold under PMIERs, which would reduce our profitability compared to the profitability we expect under the existing capital requirements.
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
In the past, other mortgage insurers (not including us) have been involved in litigation and regulatory enforcement actions alleging violations of Section 8 of RESPA. Among other things, Section 8 of RESPA generally precludes mortgage insurers from paying referral fees to mortgage lenders for the referral of MI business. This limitation also can prohibit providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that mortgage lenders provide that are higher than their reasonable or fair market value, in exchange for the referral of MI business. Various regulators, including the CFPB, state insurance commissioners and state attorneys general, may bring actions seeking various forms of relief in connection with alleged violations of the referral fee limitations of RESPA, as can private litigants in class actions. In the years following the 2008 financial crisis, the CFPB pursued a higher volume of enforcement actions against mortgage industry participants, including mortgage insurers. In particular, the CFPB focused on challenging mortgage insurers' captive reinsurance arrangements under Section 8 of RESPA. The insurance law provisions of many states also prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. Leadership change at the CFPB or the White House may also have an impact on future CFPB enforcement activity. The CFPB's interpretation and enforcement of Section 8 of RESPA presents regulatory risk for many providers of "settlement services," including mortgage insurers.
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
In January 2014, the CFPB implemented the Dodd-Frank Act ATR mortgage provisions (ATR), which govern the obligation of lenders to determine a borrower's ability to pay when originating a mortgage loan covered by ATR. A subset of mortgages falling under the ATR that has certain low-risk characteristics are known as QMs. QMs that are deemed to have the lowest risk profiles are entitled to a safe-harbor presumption of compliance with the ability-to-pay requirements. In the fourth quarter of 2020, the CFPB released a series of final rules to (i) eliminate the QM Patch, (ii) amend the definition of a General QM, and (iii) provide for a new, Seasoned QM category. The General QM final rule was effective on March 1, 2021 with an extended mandatory compliance date of October 1, 2022. However, the GSEs announced on April 8, 2021 that, for loan applications received on or after July 1, 2021, they will only purchase loans satisfying the New General QM Definition. See "Item 1, "Business - U.S. Mortgage Insurance Regulation - Other U.S. Regulation - Housing Finance Reform" above for a summary of the GSEs final rules related to QMs. The long-term effects of the expiration of the QM Patch and implementation of the General QM and Seasoned QM final rules could affect the residential mortgage market and demand for private mortgage insurance.
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
Certain financial contracts around the world specify rates that are based on LIBOR which is produced daily by averaging the rates for inter-bank lending reported by a number of banks. As previously announced by the United Kingdom’s Financial Conduct Authority in 2017, most maturities and currencies of LIBOR were phased out at the end of 2021, with the remaining ones to be phased out on June 30, 2023. Efforts to identify and transition to a set of alternative U.S. dollar reference rates have been underway, including proposals by the Alternative Reference Rates Committee of the Federal Reserve (ARRC). In 2017, the ARRC recommended an alternative reference rate referred to as the Secured Overnight Financing Rate (SOFR), a combination of certain overnight repo rates, to replace USD LIBOR, and the Federal Reserve Bank of New York began publishing SOFR in 2018.
We have exposure to LIBOR-indexed financial instruments, including our credit instruments and ILN Transactions. As of December 31, 2022, we held $21.9 million of floating-rate securities in our investment portfolio that yield interest based on an index rate, predominantly LIBOR, plus a margin (the LIBOR-indexed securities).
We continue to analyze potential risks associated with the LIBOR transition, including financial, operational, legal and market risks. We have reviewed and identified our LIBOR-indexed financial instructions. We have created an enterprise plan for our LIBOR-based contracts to transition to an alternative reference rate at the discontinuance of LIBOR. We continue to review and monitor our exposure to LIBOR, along with the market adoption of alternative reference rates and industry-standard contractual fall-back provisions.
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
NMIH serves as the holding company for our operating subsidiaries and does not have any significant operations of its own. NMIH's principal source of operating cash is investment income, and could in the future include dividends from NMIC and Re One, which currently does not have active insurance exposure. NMIC has the capacity to pay aggregate ordinary dividends of $98.0 million to NMIH during the twelve-month period ending December 31, 2023, without prior approval from the Wisconsin OCI. NMIH also has access to $250 million of undrawn revolving credit capacity under the senior secured credit facilities. In addition, NMIH currently receives cash from our insurance subsidiaries, consisting of payments made under our tax and expense-sharing arrangements. Among such agreements, the Wisconsin OCI has approved the allocation of interest expense on our $400 million aggregate principal amount of senior secured notes that mature on June 1, 2025 (the Notes) and senior secured credit facilities to NMIC to the extent proceeds from the Notes offering and facility are distributed to NMIC or used to repay, redeem or otherwise defease amounts raised by NMIC under prior credit arrangements that have previously been distributed to NMIC. The expense-sharing arrangements between us and our subsidiaries, as amended, have been approved by the Wisconsin OCI, but such approval may be revoked at any time. NMIH depends on these sources of liquidity to make principal and interest payments under its current debt arrangements and to pay certain corporate expenses and income taxes, among other things. If payments to NMIH were curtailed or limited, there is a risk that NMIH would be unable to satisfy its financial obligations.
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
We currently have and will continue to have a substantial amount of indebtedness. As of December 31, 2022 our debt totaled approximately $396.1 million.
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
The market price of our common stock may fluctuate substantially and be highly volatile, which may make it difficult for stockholders to sell their shares of our common stock at the volume, prices and times desired. There are many factors that impact the market price of our common stock, including, without limitation:
•general market conditions, including price levels and volume and changes in interest rates and rising inflation;
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
As of December 31, 2022, we had 86,472,742 shares of our common stock issued and 83,549,879 shares outstanding. Sales of substantial amounts of our common stock in the public market in the future, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and place that we deem appropriate.
Our Amended and Restated 2014 Omnibus Incentive Plan (2014 Plan) has a total of 8,250,000 shares authorize for issuance. Any shares issued under our 2014 Plan, including as a result of the exercise of stock options, would dilute the percentage ownership held by investors who purchase our shares prior to such issuance.
We have the authority, without action or vote of our stockholders except as required under Nasdaq rules, to issue all or any part of our authorized but unissued shares of common stock, including shares that may be issued to satisfy our obligations under our stock incentive plans, and securities and instruments that are convertible into shares of our common stock. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock and might dilute the book value of our common stock or result in a decrease in the per share price of our common stock.

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
Our certificate of incorporation and bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board. Our corporate governance documents include, among others, provisions that:
•provide that special meetings of our stockholders generally can only be called by the chairman of the Board, the Chief Executive Officer or by resolution of the Board;
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
•provide that, subject to the rights of the holders of any series of preferred stock with respect to such series of preferred stock, any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of our stockholders and may not be effected by any consent in writing by such stockholders; and
•provide that stockholders seeking to bring business before our annual meeting of stockholders, or to nominate candidates for election as directors at our annual meeting of stockholders, generally must provide timely advance notice of their intent in writing and certain other information not less than 90 days nor more than 120 days prior to the first anniversary of the previous year's annual meeting.
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
We have been named as a defendant in one litigation case that involves refunds of mortgage insurance premiums under the Homeowners Protection Act. We currently are unable to assess the outcome of this litigation nor whether this litigation may become material over time. Based upon information available to us and our review of lawsuits and claims filed or pending against us to date, we have not recognized a material accrual liability for these matters, nor do we currently expect it is reasonably possible that these matters will result in a material liability to the Company. However, the outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of such matters currently pending or threatened could have an unanticipated material adverse effect on our liquidity, consolidated financial position, results of operations, and/or our business as a whole, in the future.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the Nasdaq stock exchange under the symbol "NMIH." On February 10, 2023, there were 83,656,173 shares of our Class A common stock outstanding and approximately thirteen holders of record. There are no shares of our Class B common stock outstanding. The closing price of our common stock on Nasdaq on February 10, 2023 was $22.95.
No dividends on our common stock have previously been declared or paid, and we may not declare or pay dividends in the future. For information on our ability to pay dividends, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 16, Regulatory Information - Dividend Restrictions."
Issuer Purchases of Equity Securities
The following table provides information about purchases of NMI Holdings, Inc. common stock by us during the three months ended December 31, 2022.

($ In Thousands, except for per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plans or Program (1)
Period:
10/1/2022 to 10/31/2022	223,377	$20.93	223,377	$68,457
11/1/2022 to 11/30/2022	31,925	21.93	31,925	68,425
12/1/2022 to 12/31/2022	—	—	—	68,425
Total	255,302	$21.05	255,302
(1)    On February 10, 2022, our Board of Directors approved a $125 million share repurchase program effective through December 31, 2023. As of December 31, 2022, $68.4 million of repurchase authority remained available under the program. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 15, Common Stock," for additional information.
Common Stock Performance Graph
The following graph compares the cumulative total stockholder return on our Class A common stock from December 31, 2017 until December 31, 2022, with the cumulative total stockholder return on the Russell 2000 Index, S&P Small Cap 600 Index and an index of selected mortgage insurance companies (Peer Index). The Peer Index includes Essent, MGIC and Radian. The total stockholder's returns are not necessarily indicative of future returns. Information contained or referenced in the stock performance graph below is being furnished with this report and will not be deemed "filed" for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act.

NMI Holdings, Inc.
Russell 2000 Index
S&P Small Cap 600
Peer Index
$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022

NMI Holdings, Inc.	$100	$105	$195	$133	$129	$123
Russell 2000 Index	100	89	112	134	154	122
S&P Small Cap 600	100	92	112	125	159	133
Peer Index (ESNT, MTG, RDN)	100	79	122	105	111	97
Item 6.    [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
    The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included below in Item 8 of this report and the Risk Factors included above in Part I, Item 1A of this report. In addition, investors should review the "Cautionary Note Regarding Forward-Looking Statements" above.
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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of December 31, 2022, we had issued master policies with 1,875 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of December 31, 2022, we had $184.0 billion of primary IIF and $47.6 billion of primary RIF.
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
Our common stock trades on the Nasdaq under the symbol "NMIH." Our headquarters is located in Emeryville, California. As of December 31, 2022, we had 242 employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
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
It is also possible that emerging macroeconomic factors, including persistent inflation, increasing interest rates, flagging consumer confidence and increasing jobless claims could have a pronounced impact on the housing market, the mortgage insurance industry and our business in future periods. A marked decline in housing demand, a significant and protracted decrease in house prices or a sustained increase in unemployment could reduce the pace of new business activity in the private mortgage insurance market and negatively impact our future NIW volume, or contribute to an increase in our future default and claim experience.
Key Factors Affecting Our Results
Customer Development
We have important relationships with customers across all categories and allocation profiles, including National Accounts and Regional Accounts, and centralized and decentralized lenders. Our sales and marketing efforts are broadly focused on expanding our presence with existing customers and activating new customer relationships. We consider an activation to be the point at which we have signed a Master Policy, established IT connectivity and generated a first application or first dollar of NIW from a customer. During the year ended December 31, 2022, we activated 120 lenders, compared to 122 and 101 for the years ended December 31, 2021 and December 31, 2020, respectively. We also continued to expand our business with existing customers, deepening our existing relationships and capturing what we believe to be an increasing portion of their annual MI volume. At December 31, 2022, we had issued 1,875 Master Policies and established 1,434 active customer relationships, compared to 1,732 and 1,316, respectively, as of December 31, 2021 and 1,570 and 1,195, respectively, as of December 31, 2020.
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

Net Premiums Written and Net Premiums Earned
We set our premium rates on individual policies based on the risk characteristics of the underlying mortgage loans and borrowers, and in accordance with our filed rates and applicable rating rules. On June 4, 2018, we introduced a proprietary risk-based pricing platform, which we refer to as Rate GPS®. Rate GPS® considers a broad range of individual variables, including property type, type of loan product, borrower credit characteristics, and lender and market factors, and provides us with the ability to set and charge premium rates commensurate with the underlying risk of each loan that we insure. We introduced Rate GPS® in June 2018 to replace our previous rate card pricing system. While most of our new business is priced through Rate GPS®, we also continue to offer a rate card pricing option to a limited number of lender customers who require a rate card for operational reasons. We believe the introduction and utilization of Rate GPS® provides us with a more granular and analytical approach to evaluating and pricing risk, and that this approach enhances our ability to continue building a high-quality mortgage insurance portfolio and delivering attractive risk-adjusted returns.
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
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of December 31, 2022 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease over a ten-year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled (except the coverage provided by Oaktown Re VI Ltd. and Oaktown Re VII Ltd., which decreases over a 12.5-year period). As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction noteholders as amortization of the outstanding insurance-linked note principal balances. The outstanding reinsurance coverage amounts stop amortizing, and the collateral distribution to ILN Transaction noteholders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event). As of December 31, 2022, the 2018 ILN Transaction was deemed to be in Lock Out due to the default experience of its underlying reference pool and the 2021-2 ILN Transaction was deemed to be in Lock Out in connection with the initial build of its target credit enhancement level. As such, the amortization of reinsurance coverage, and distribution of collateral assets and amortization of insurance-linked notes was suspended for both ILN Transactions. The amortization of reinsurance coverage, distribution of collateral assets and amortization of insurance-linked notes issued in connection with the 2018 and 2021-2 ILN Transactions will remain suspended for the duration of the Lock-Out Event for each respective ILN Transaction, and during such period assets will be preserved in the applicable reinsurance trust account to collateralize the excess-of-loss reinsurance coverage provided to NMIC. Effective August 31, 2022, a Lock-Out Event for the 2019 ILN Transaction was deemed to have cleared and amortization of the associated reinsurance coverage, and distribution of collateral assets and amortization of the associated insurance-linked notes resumed.
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
Effective March 25, 2022 and April 25, 2022, NMIC exercised its optional clean-up call to terminate and commute its previously outstanding excess of loss reinsurance agreements with Oaktown Re Ltd. and Oaktown Re IV Ltd., respectively. In connection with the termination and commutation of each respective agreement, the insurance-linked notes issued by Oaktown Re Ltd. and Oaktown Re IV Ltd. were redeemed in full with a distribution of remaining collateral assets.
The following table presents the inception date, covered production period, current reinsurance coverage amount, current first layer retained aggregate loss and detail on the level of overcollateralization under each outstanding ILN Transaction. Current amounts are presented as of December 31, 2022.

($ values in thousands)	2018 ILN Transaction	2019 ILN Transaction	2020-2 ILN Transaction	2021-1 ILN Transaction	2021-2 ILN Transaction
Inception date	July 25, 2018	July 30, 2019	October 29, 2020	April 27, 2021	October 26, 2021
Covered production	1/1/2017 - 5/31/2018	6/1/2018 - 6/30/2019	4/1/2020 - 9/30/2020 (1)	10/1/2020 - 3/31/2021 (2)	4/1/2021 - 9/30/2021 (3)

Ceded RIF	$855,081	$968,433	$3,404,929	$6,924,354	$6,989,626

Current First Layer Retained Loss	122,202	122,257	121,177	163,665	146,204
Current Reinsurance Coverage	158,489	204,127	95,729	305,139	363,596
Eligible Coverage	$280,691	$326,384	$216,906	$468,804	$509,800
Subordinated coverage (4)	32.83%	33.70%	6.25%	6.75%	7.29%

PMIERs charge on ceded RIF	7.85%	7.57%	4.98%	6.01%	6.72%
Overcollateralization (5) (6)	$158,489	$204,127	$47,484	$52,921	$39,881

Delinquency Trigger (7)	4.0%	4.0%	4.7%	5.1%	5.5%

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
Traditional reinsurance
NMIC is a party to three excess-of-loss reinsurance agreements with broad panels of third-party reinsurers – the 2022-1 XOL Transaction, effective April 1, 2022, the 2022-2 XOL Transaction, effective July 1, 2022, and the 2022-3 XOL Transaction, effective October 1, 2022 – which we refer to collectively as the XOL Transactions. Each XOL Transaction provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the reinsurers then provide second layer loss protection up to a defined reinsurance coverage amount. The reinsurance coverage amount of each XOL Transaction is set to approximate the PMIERs minimum required assets of its reference pool and decreases from the inception of each respective agreement over a ten-year period in the event the PMIERs minimum required assets of the pool declines. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding XOL Transaction. Current amounts are presented as of December 31, 2022.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2022-1 XOL Transaction	April 1, 2022	10/1/2021 - 3/31/2022 (2)	$289,741	$282,906	$133,366	$133,366
2022-2 XOL Transaction	July 1, 2022	4/1/2022 - 6/30/2022 (3)	154,306	151,013	78,906	78,906
2022-3 XOL Transaction	October 1, 2022	7/1/2022 - 9/30/2022	96,779	95,825	106,265	106,265
(1)    NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure and cedes reserves for incurred claims and claim expenses to each applicable XOL Transaction and recognizes a reinsurance recoverable if such incurred claims and claim expenses exceed its current first layer retained loss.
(2)     Approximately 1% of the production covered by the 2022-1 XOL Transaction has coverage reporting dates between October 21, 2019 and September 30, 2021.
(3)     Approximately 1% of the production covered by the 2022-2 XOL Transaction has coverage reporting dates between January 4, 2021 and March 31, 2022.

Quota share reinsurance
NMIC is a party to seven quota share reinsurance treaties – the 2016 QSR Transaction, effective September 1, 2016, the 2018 QSR Transaction, effective January 1, 2018, the 2020 QSR Transaction, effective April 1, 2020, the 2021 QSR Transaction, effective January 1, 2021, the 2022 QSR Transaction, effective October 1, 2021, the 2022 Seasoned QSR Transaction, effective July 1, 2022 and the 2023 QSR Transaction, effective January 1, 2023 – which we refer to collectively as the QSR Transactions. Under each of the QSR Transactions, NMIC cedes a proportional share of its risk on eligible policies to panels of third-party reinsurance providers. Each of the third-party reinsurance providers that is party to the QSR Transactions has an insurer financial strength rating of A- or better by S&P, A.M. Best or both.
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

Under the terms of the 2022 QSR Transaction, NMIC cedes premiums earned related to 20% of the risk on eligible policies written between October 30, 2021 and December 31, 2022, in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 20% ceding commission, and a profit commission of up to 62% that varies directly and inversely with ceded claims.
In connection with the 2022 QSR Transaction, NMIC entered into the 2023 QSR Transaction as a springing back-to-back quota share agreement. Under the terms of the 2023 QSR Transactions, NMIC cedes premiums earned related to 20% of the risk on eligible policies written from January 1, 2023 to December 31, 2023, in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 20% ceding commission, and a profit commission of up to 62% that varies directly and inversely with ceded claims.
Under the terms of the 2022 Seasoned QSR Transaction, NMIC cedes premiums earned related to 95% of the net risk on eligible policies primarily for a seasoned pool of mortgage insurance policies that had previously been covered under the retired Oaktown Re Ltd. and Oaktown Re IV Ltd. reinsurance transactions, after the consideration of coverage provided by other QSR Transactions, in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 35% ceding commission, and a profit commission of up to 55% that varies directly and inversely with ceded claims.

NMIC may terminate any or all of the QSR Transactions without penalty if, due to a change in PMIERs requirements, it is no longer able to take full PMIERs asset credit for the RIF ceded under the respective agreements. Additionally, under the terms of the QSR Transactions, NMIC may elect to selectively to terminate its engagement with individual reinsurers on a run-off basis (i.e., reinsurers continue providing coverage on all risk ceded prior to the termination date, with no new cessions going forward) or cut-off basis (i.e., the reinsurance arrangement is completely terminated with NMIC recapturing all previously ceded risk) under certain circumstances. Such selective termination rights arise when, among other reasons, a reinsurer experiences a deterioration in its capital position below a prescribed threshold and/or a reinsurer breaches (and fails to cure) its collateral posting obligations under the relevant agreement.

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

Primary and pool IIF and NIW	As of and for the years ended December 31,
	2022		2021		2020
	IIF	NIW	IIF	NIW	IIF	NIW
	(In Millions)
Monthly	$163,903	$55,916	$133,104	$77,019	$95,336	$56,651
Single	20,065	2,818	19,239	8,555	15,916	6,051
Primary	183,968	58,734	152,343	85,574	111,252	62,702

Pool	1,049	—	1,229	—	1,855	—
Total	$185,017	$58,734	$153,572	$85,574	$113,107	$62,702
For the year ended December 31, 2022, NIW decreased 31% compared to the year ended December 31, 2021, primarily due to a decline in the size of the total mortgage insurance market. For the year ended December 31, 2021, NIW increased 36% compared to the year ended December 31, 2020, driven by growth in our customer franchise and market presence tied to the increased penetration of existing customer accounts and new customer account activations.
Total IIF increased 20% at December 31, 2022 compared to December 31, 2021, which in turn grew 36% compared to December 31, 2020, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of in-force policies.
Our persistency rate improved to 84% at December 31, 2022, compared to 64% at December 31, 2021 and 56% at December 31, 2020. Our persistency rate improved markedly through December 31, 2022 due to a slowdown in the pace of refinancing activity during the year, driven by an increase in interest and mortgage note rates. Our persistency rates as of December 31, 2021 and 2020 were historically low, reflecting the impact of significant mortgage refinancing activity during both years.
The following table presents net premiums written and earned for the periods indicated:

Primary and pool premiums written and earned	For the years ended December 31,
	2022	2021	2020
	(In Thousands)
Net premiums written	$460,246	$468,511	$388,644
Net premiums earned	475,266	444,294	397,172

Net premiums written decreased 2% during the year ended December 31, 2022 compared to the year ended December 31, 2021, reflecting an increase in cessions under our reinsurance transactions and a decline in single premium policy production, balanced by growth in our monthly IIF and monthly pay policy premium receipts during the year. Net premiums written increased 21% during the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by the growth of our IIF and increased monthly policy production, partially offset by increased cessions under our reinsurance transactions during the year.
Net premiums earned increased 7% and 12% during the years ended December 31, 2022 and 2021, respectively. The sequential increase in net premiums earned during each successive year was primarily driven by our NIW production and growth of our IIF, partially offset by an increase in total premiums ceded under our reinsurance transactions, a decline in the contribution from single premium policy cancellations and the run-off of a portion of our prior period monthly policy production and associated premium receipts.
Pool premiums written and earned for the years ended December 31, 2022, 2021 and 2020, were $1.2 million, $1.6 million and $2.5 million, respectively, before giving effect to the 2016 QSR Transaction, under which all of our written and earned pool premiums are ceded. A portion of our ceded pool premiums written and earned are recouped through profit commission.
Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the years ended December 31,
	2022	2021	2020
	($ Values In Millions, except as noted below)
New insurance written	$58,734	$85,574	$62,702
Percentage of monthly premium	95%	90%	90%
Percentage of single premium	5%	10%	10%
New risk written	$15,520	$21,607	$15,602
Insurance-in-force (1)	183,968	152,343	111,252
Percentage of monthly premium	89%	87%	86%
Percentage of single premium	11%	13%	14%
Risk-in-force (1)	$47,648	$38,661	$28,164
Policies in force (count) (1)	594,142	512,316	399,429
Average loan size ($ value in thousands) (1)	$310	$297	$279
Coverage percentage (2)	26%	25%	25%
Loans in default (count) (1)	4,449	6,227	12,209
Default rate (1)	0.75%	1.22%	3.06%
Risk-in-force on defaulted loans (1)	$323	$435	$874
Average premium yield (3)	0.28%	0.34%	0.39%
Earnings from cancellations	$8	$30	$48
Annual persistency (4)	84%	64%	56%
Quarterly run-off (5)	3.3%	6.7%	12.5%
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

    The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	As of and for the years ended December 31,
	2022	2021	2020
	(In Millions)
IIF, beginning of period	$152,343	$111,252	$94,754
NIW	58,734	85,574	62,702
Cancellations, principal repayments and other reductions	(27,109)	(44,483)	(46,204)
IIF, end of period	$183,968	$152,343	$111,252
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
The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of December 31,
	2022		2021		2020
	IIF	RIF	IIF	RIF	IIF	RIF
	(In Millions)
December 31, 2022	$56,579	$14,965	$—	$—	$—	$—
2021	72,766	18,642	81,226	20,591	—	—
2020	34,656	8,860	43,795	11,023	58,232	14,510
2019	9,194	2,423	12,407	3,249	25,038	6,548
2018	3,579	923	4,929	1,258	9,788	2,494
2017 and before	7,194	1,835	9,986	2,540	18,194	4,612
Total	$183,968	$47,648	$152,343	$38,661	$111,252	$28,164
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

Primary NIW by FICO	For the years ended December 31,
	2022	2021	2020
	(In Millions)
>= 760	$26,751	$40,408	$37,437
740-759	10,853	15,927	9,443
720-739	8,308	12,511	7,820
700-719	6,452	8,450	4,644
680-699	4,636	5,792	2,692
<=679	1,734	2,486	666
Total	$58,734	$85,574	$62,702
Weighted average FICO	750	752	761

Primary NIW by LTV	For the years ended December 31,
	2022	2021	2020
	(In Millions)
95.01% and above	$5,199	$8,153	$3,732
90.01% to 95.00%	30,031	38,215	26,000
85.01% to 90.00%	16,637	24,655	22,356
85.00% and below	6,867	14,551	10,614
Total	$58,734	$85,574	$62,702
Weighted average LTV	92.2%	91.4%	90.9%

Primary NIW by purchase/refinance mix	For the years ended December 31,
	2022	2021	2020
	(In Millions)
Purchase	$57,045	$70,318	$41,616
Refinance	1,689	15,256	21,086
Total	$58,734	$85,574	$62,702
The tables below present our total primary IIF and RIF by FICO and LTV, and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of December 31,
	2022		2021		2020
	($ Values In Millions)
>= 760	$89,554	48%	$76,449	50%	$58,368	52%
740-759	32,691	18	26,219	17	17,442	16
720-739	25,910	14	21,356	14	15,091	14
700-719	18,245	10	14,401	10	10,442	9
680-699	12,480	7	9,654	6	6,777	6
<=679	5,088	3	4,264	3	3,132	3
Total	$183,968	100%	$152,343	100%	$111,252	100%

Primary RIF by FICO	As of December 31,
	2022		2021		2020
	($ Values In Millions)
>= 760	$22,834	48%	$19,125	50%	$14,634	52%
740-759	8,556	18	6,707	17	4,449	16
720-739	6,807	14	5,497	14	3,868	14
700-719	4,859	10	3,771	10	2,692	9
680-699	3,305	7	2,511	6	1,748	6
<=679	1,287	3	1,050	3	773	3
Total	$47,648	100%	$38,661	100%	$28,164	100%

Primary IIF by LTV	As of December 31,
	2022		2021		2020
	($ Values In Millions)
95.01% and above	$17,577	10%	$14,058	9%	$9,129	8%
90.01% to 95.00%	87,354	47	68,537	45	49,898	45
85.01% to 90.00%	55,075	30	46,971	31	36,972	33
85.00% and below	23,962	13	22,777	15	15,253	14
Total	$183,968	100%	$152,343	100%	$111,252	100%

Primary RIF by LTV	As of December 31,
	2022		2021		2020
	($ Values In Millions)
95.01% and above	$5,408	11%	$4,230	11%	$2,637	10%
90.01% to 95.00%	25,797	54	20,210	52	14,673	52
85.01% to 90.00%	13,584	29	11,533	30	9,067	32
85.00% and below	2,859	6	2,688	7	1,787	6
Total	$47,648	100%	$38,661	100%	$28,164	100%

Primary RIF by Loan Type	As of December 31,
	2022	2021	2020

Fixed	99%	99%	99%
Adjustable rate mortgages:
Less than five years	—	—	—
Five years and longer	1	1	1
Total	100%	100%	100%

The table below presents selected primary portfolio statistics, by book year, as of December 31, 2022.

	As of December 31, 2022
Book year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values In Millions)
2013	$162	$5	3%	655	34	—	1	0.2%	0.2%	—%
2014	3,451	206	6%	14,786	1,285	30	51	4.0%	0.5%	2.3%
2015	12,422	1,226	10%	52,548	6,839	135	126	2.7%	0.5%	2.0%
2016	21,187	2,668	13%	83,626	13,938	277	146	2.1%	0.5%	2.0%
2017	21,582	3,089	14%	85,897	16,409	487	121	2.8%	0.7%	3.0%
2018	27,295	3,579	13%	104,043	18,355	611	106	4.8%	0.7%	3.3%
2019	45,141	9,194	20%	148,423	38,580	646	30	5.1%	0.5%	1.7%
2020	62,702	34,656	55%	186,174	112,845	628	4	3.2%	0.3%	0.6%
2021	85,574	72,766	85%	257,972	227,124	1,323	3	6.5%	0.5%	0.6%
2022	58,734	56,579	96%	163,281	158,733	312	—	11.8%	0.2%	0.2%
Total	$338,250	$183,968		1,097,405	594,142	4,449	588
(1)    Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.
(2)    Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.
(3)    Calculated as the number of loans in default divided by number of policies in force.
Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the dates indicated. The distribution of our primary RIF as of December 31, 2022 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of December 31,
	2022	2021	2020
California	10.6%	10.4%	11.2%
Texas	8.7	9.7	8.8
Florida	8.2	8.6	7.3
Virginia	4.1	4.7	5.1
Georgia	4.1	3.8	3.1
Illinois	3.9	3.6	3.8
Washington	3.9	3.7	3.5
Colorado	3.5	3.8	4.1
Pennsylvania	3.4	3.3	3.4
Maryland	3.4	3.7	3.7
Total	53.8%	55.3%	54.0%
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
Reserves are established by estimating the number of loans in default that will result in a claim payment, which is referred to as claim frequency, and the amount of the claim payment expected to be paid on each such loan in default, which is referred to as claim severity. Claim frequency and severity estimates are established based on historical observed experience regarding certain loan factors, such as age of the default, cure rates, size of the loan and estimated change in property value. Reserves are released the month in which a loan in default is brought current by the borrower, which is referred to as a cure. Adjustments to reserve estimates are reflected in the period in which the adjustment is made. Reserves are also ceded to reinsurers under the QSR Transactions, ILN Transactions and XOL Transactions as applicable under each treaty. We have not yet ceded reserves under any of the ILN Transactions or XOL Transactions as incurred claims and claim expenses on each respective reference pool remain within our retained coverage layer of each transaction. Our pool insurance agreement with Fannie Mae contains a claim deductible through which Fannie Mae absorbs specified losses before we are obligated to pay any claims. We have not established any claims or claim expense reserves for pool exposure to date.
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
Although we are optimistic that the nationwide COVID-19 vaccination effort and other medical advances will continue to support a normalization of personal and business activity, the path of the virus remains unknown and subject to risk. It is also possible that emerging macroeconomic factors, including persistent inflation, increasing interest rates, flagging consumer confidence and increasing jobless claims could have a pronounced impact on the housing market, the mortgage insurance industry and our business in future periods. A marked decline in housing demand, a significant and protracted decrease in house prices or a sustained increase in unemployment could contribute to an increase in our future default and claim experience.
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim (benefits) expenses:

	For the years ended December 31,
	2022	2021	2020
	(In Thousands)
Beginning balance	$103,551	$90,567	$23,752
Less reinsurance recoverables (1)	(20,320)	(17,608)	(4,939)
Beginning balance, net of reinsurance recoverables	83,231	72,959	18,813

Add claims incurred:
Claims and claim (benefits) expenses incurred:
Current year (2)	45,168	23,433	66,943
Prior years (3)	(48,762)	(11,128)	(7,696)
Total claims and claim (benefits) expenses incurred	(3,594)	12,305	59,247

Less claims paid:
Claims and claim expenses paid:
Current year (2)	74	16	586
Prior years (3)	1,314	2,017	4,515
Total claims and claim expenses paid	1,388	2,033	5,101

Reserve at end of period, net of reinsurance recoverables	78,249	83,231	72,959
Add reinsurance recoverables (1)	21,587	20,320	17,608
Ending balance	$99,836	$103,551	$90,567
(1)    Related to ceded losses recoverable under the QSR Transactions. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reinsurance," for additional information.
(2) Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $39.9 million attributed to net case reserves and $4.5 million attributed to net IBNR reserves for the year ended December 31, 2022, $18.1 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the year ended December 31, 2021, and $60.8 million attributed to net case reserves and $5.0 million attributed to net IBNR reserves for the year ended December 31, 2020.
(3) Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $42.5 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the year ended December 31, 2022, $6.3 million attributed to net case reserves and $5.0 million attributed to net IBNR reserves for the year ended December 31, 2021, and $6.2 million attributed to net case reserves and $1.3 million attributed to net IBNR reserves for the year ended December 31, 2020.

The "claims incurred" section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $41.5 million related to prior year defaults remained as of December 31, 2022.

The following table provides a reconciliation of the beginning and ending count of loans in default:

	For the years ended December 31,
	2022	2021	2020
Beginning default inventory	6,227	12,209	1,448
Plus: new defaults	5,225	5,730	19,459
Less: cures	(6,916)	(11,626)	(8,548)
Less: claims paid	(81)	(82)	(143)
Less: claims denied	(6)	(4)	(7)
Ending default inventory	4,449	6,227	12,209
Ending default inventory declined successively during each of the years ended December 31, 2022 and 2021, as borrowers initially impacted by the COVID-19 pandemic during the year ended December 31, 2020 continued to cure their delinquencies and fewer new defaults emerged in each successive period as the acute economic stress of the pandemic continued to recede.
The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions for the periods indicated:

	For the years ended December 31,
	2022	2021	2020
	($ Values In Thousands)
Number of claims paid (1)	81	82	143
Total amount paid for claims	$1,741	$2,554	$6,434
Average amount paid per claim	$21	$31	$45
Severity (2)	49%	59%	80%
(1)    Count includes 30, 15 and nine claims settled without payment for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)    Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.
The Company paid 81, 82 and 143 claims for the years ended December 31, 2022, 2021 and 2020, respectively. The number of claims paid was modest relative to the size of our insured portfolio and number of defaulted loans we reported in each period, primarily due to the forbearance program and foreclosure moratorium implemented by the GSEs in response to the COVID-19 pandemic and codified under the CARES Act. Such forbearance and foreclosure programs have extended, and may ultimately interrupt, the timeline over which loans would otherwise progress through the default cycle to a paid claim. Our claims paid experience for the years ended December 31, 2022, 2021 and 2020, further benefited from broad national house price appreciation. An increase in the value of the homes collateralizing the mortgages we insure provides defaulted borrowers with alternative paths and incentives to cure their loan prior to the development of a claim.

Our claims severity for the years ended December 31, 2022, 2021 and 2020 was 49%, 59% and 80%. Claims severity in each year benefited from the same broad national house price appreciation that supported our claims paid experience. An increase in the value of the homes collateralizing the mortgages we insure provides additional equity support to our risk exposure and raises the prospect of a third-party sale of a foreclosed property, which can mitigate the severity of our settled claims.
The number of claims paid and our severity experience in future periods may be impacted by developing economic cycles and each could increase if house price declines serve to limit the alternative paths and incentives to cure delinquencies that are available to defaulted borrowers or erode the equity value of the homes collateralizing the mortgages we insure.

The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated:

Average reserve per default:	As of December 31,
	2022	2021	2020
	(In Thousands)
Case (1)	$20.8	$15.3	$6.8
IBNR (1) (2)	1.6	1.3	0.6
Total	$22.4	$16.6	$7.4
(1)    Defined as the gross reserve per insured loan in default.
(2)    Amount includes claims adjustment expenses.
Average reserve per default increased from December 31, 2021 to December 31, 2022, primarily due to an incrementally conservative set of assumptions about future macroeconomic and housing market conditions compared to those assumed at December 31, 2021. The increased average reserve per default at December 31, 2022 also reflects the “aging” of early COVID-related defaults. While we initially established lower reserves for defaults that we consider to be connected to the COVID-19 pandemic given our expectation that forbearance, repayment and modification, and other assistance programs will aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs, we have increased such reserves over time as individual defaults remain outstanding or “age.” While average reserve per default increased from December 31, 2021 to December 31, 2022, our aggregate gross reserve position declined in the intervening period due to the decline in our total default inventory.
The average reserve per default increased from December 31, 2020 to December 31, 2021, primarily due to the “aging” of early COVID-related defaults.
Seasonality
Historically, our business has been subject to modest seasonality in both NIW production and default experience. Consistent with the seasonality of home sales, purchase origination volumes typically increase in late spring and peak during the summer months, leading to a rise in NIW volume during the second and third quarters of a given year. Refinancing volume, however, does not follow a set seasonal trend and is instead primarily influenced by mortgage rates. Fluctuations in refinancing volume (driven by changes in prevailing mortgage rates) may serve to mute or magnify the seasonal effect of home purchase patterns on mortgage insurance NIW. Further, the COVID pandemic and resulting shelter-in-place directives spurred record housing demand during the years ended December 31, 2021 and 2020, and purchase origination NIW remained elevated through the entirety of each year given the consistently high demand for home ownership. Our NIW production during the year ended December 31, 2022 returned to a more normalized seasonal pattern as the impact of the pandemic continued to recede and increasing mortgage rates slowed refinancing activity.
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
Under the PMIERs, approved insurers must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an approved insurer's RIF, assessed on a loan-by-loan basis and considered against certain risk-based factors derived from tables set out in the PMIERs, which is then adjusted on an aggregate basis for reinsurance transactions approved by the GSEs, such as with respect to our ILN Transactions, XOL Transactions and QSR Transactions. The aggregate gross risk-based required asset amount for performing, primary insurance is subject to a floor of 5.6% of performing primary adjusted RIF, and the risk-based required asset amount for pool insurance considers both factors in the PMIERs tables and the net remaining stop loss for each pool insurance policy.
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
The following table provides a comparison of the PMIERs available assets and risk-based required asset amount as reported by NMIC as of the dates indicated:

	As of December 31,
	2022	2021	2020
	(In Thousands)
Available assets	$2,378,627	$2,041,193	$1,750,668
Risk-based required asset amount	1,203,708	1,186,272	984,372
Available assets were $2.4 billion at December 31, 2022, compared to $2.0 billion at December 31, 2021 and $1.8 billion at December 31, 2020. The sequential increase in available assets between the dates presented was primarily driven by NMIC's positive cash flow from operations during the respective intervening periods. The increase in available assets during the year ended December 31, 2022 was partially offset by the payments in 2022, of an ordinary course dividend from NMIC to NMIH and an extraordinary dividend from Re One to NMIH following the termination and commutation of the reinsurance agreement between NMIC and Re One.
The increase in the risk-based required asset amount between the dates presented was primarily driven by growth in our gross RIF and aggregate gross risk-based required asset amount, largely offset by an increase in the risk ceded under our third-party reinsurance agreements.

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
LIBOR Transition
On March 5, 2021, ICE Benchmark Administration Limited (IBA), the administrator for LIBOR, confirmed it would permanently cease the publication of overnight, one-month, three-month, six-month and twelve-month USD LIBOR settings in their current form after June 30, 2023. The U.K. Financial Conduct Authority (FCA), the regulator of IBA, announced on the same day that it intends to stop requiring panel banks to continue to submit to LIBOR and all USD LIBOR settings in their current form will either cease to be provided by any administrator or no longer be representative after June 30, 2023. We have exposure to USD LIBOR-based financial instruments, such as LIBOR-based securities held in our investment portfolio and certain ILN Transactions that require LIBOR-based payments. We reviewed our LIBOR-based contracts and each contains provisions that dictate a transition to an alternative reference rate at the time of the discontinuance of LIBOR. We will continue to monitor the impact of the phase out of LIBOR; however, we do not expect the transition will have a material impact on our operations or financial results.

Consolidated Results of Operations

Consolidated statements of operations	For the years ended December 31,
	2022	2021	2020
Revenues	($ In Thousands, except for per share data)
Net premiums earned	$475,266	$444,294	$397,172
Net investment income	46,406	38,072	31,897
Net realized investment gains	481	729	930
Other revenues	1,192	1,977	3,284
Total revenues	523,345	485,072	433,283
Expenses
Insurance claims and claim (benefits) expenses	(3,594)	12,305	59,247
Underwriting and operating expenses	117,490	142,303	131,610
Service expenses	1,094	2,509	2,840
Interest expense	32,163	31,796	24,387
Gain from change in fair value of warrant liability	(1,113)	(566)	(2,907)
Total expenses	146,040	188,347	215,177

Income before income taxes	377,305	296,725	218,106
Income tax expense	84,403	65,595	46,540
Net income	$292,902	$231,130	$171,566

Earnings per share - Basic	$3.45	$2.70	$2.20
Earnings per share - Diluted	$3.39	$2.65	$2.13

Loss ratio (1)	(0.8)%	2.8%	14.9%
Expense ratio (2)	24.7%	32.0%	33.1%
Combined ratio (3)	24.0%	34.8%	48.1%

Non-GAAP financial measures (4)	2022	2021	2020
	($ In Thousands, except for per share data)
Adjusted income before tax	$375,916	$303,238	$221,506
Adjusted net income	291,571	236,837	173,642
Adjusted diluted EPS	3.39	2.73	2.19
(1)    Loss ratio is calculated by dividing insurance claims and claim (benefits) expenses by net premiums earned.
(2)    Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.
(3)    Combined ratio may not foot due to rounding.
(4)    See "Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures," below.
Revenues
Net premiums earned were $475.3 million, $444.3 million and $397.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. The sequential increase in net premiums earned during each successive year was primarily driven by the growth of our IIF, partially offset by an increase in total premiums ceded under our reinsurance transactions and a decline in the contribution from single premium policy cancellations and the run-off of a portion of our prior period monthly policy production and associated premium receipts.
Net investment income was $46.4 million, $38.1 million and $31.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. The sequential increase in net investment income during each successive year was primarily driven by the growth in the size of our total investment portfolio, excluding unrealized gains and losses.
Other revenues were $1.2 million, $2.0 million and $3.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Other revenues represent underwriting fee revenue generated by our subsidiary, NMIS, which provides outsourced loan review services to mortgage loan originators. The sequential decrease in other revenues during each successive year reflects a decline in NMIS' outsourced loan review volume. Amounts recognized in other revenues generally correspond with amounts incurred as service expenses for outsourced loan review activities in the same periods.
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
Insurance claims and claim expenses were a benefit of $3.6 million for the year ended December 31, 2022, compared to insurance claims and claim expenses of $12.3 million and $59.2 million for the years ended December 31, 2021 and 2020, respectively. The sequential decline in insurance claims and claim expenses during each successive year reflects a decrease in the number of new defaults emerging on loans impacted by the COVID-19 pandemic, and benefited from cure activity and the associated release of a portion of the reserves we established for anticipated claims payments in prior periods.
Underwriting and operating expenses were $117.5 million, $142.3 million and $131.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Underwriting and operating expenses decreased $24.8 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, driven by a decrease in the amortization of deferred policy acquisition costs tied to the improved persistency of our IIF, a decrease in payroll and stock-based compensation costs, a step-down in technology costs related to our agreement with Tata Consultancy Services (TCS) and a decline in capital markets transaction costs, partially offset by an increase in travel and entertainment expenses tied to the easing of COVID-19 related restrictions, as well as an increase in depreciation and amortization incurred in connection with the completion and implementation of certain software and equipment initiatives. Underwriting and operating expenses for the year ended December 31, 2022 further benefited from an increase in ceding commissions received upon the introduction of the 2022 Seasoned QSR Transaction effective July 1, 2022.
Underwriting and operating expenses increased $10.7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to an increase in certain payroll costs incurred in connection with the CEO transition we announced on September 9, 2021, as well as incremental depreciation and amortization incurred in connection with the completion of certain development initiatives, an increase in the recognition of previously deferred policy acquisition costs taken in connection with in-force portfolio run-off and growth in other (non-CEO transition) payroll and related amounts.
Service expenses were $1.1 million, $2.5 million and $2.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. Service expenses represent third-party costs incurred by NMIS in connection with the services it provides. The sequential decline in service expenses in each successive year was primarily driven by a decrease in NMIS' outsourced loan review volume. Amounts incurred as service expenses generally correspond with amounts recognized in other revenues in the same periods.
Interest expense was $32.2 million, $31.8 million and $24.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Interest expense increased during the year ended December 31, 2022 compared to the year ended December 31, 2021 due to an increase in commitment fees associated with the 2021 Revolving Credit Facility which had extended its borrowing capacity from $110 million to $250 million in November 2021. Interest expense increased during the year ended December 31, 2021 compared to the year ended December 31, 2020 in connection with the $400 million Notes offering and retirement of the $150 million 2018 Term Loan completed in June 2020. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 5, Debt."
Income tax expense was $84.4 million, $65.6 million and $46.5 million for the years ended December 31, 2022, 2021 and 2020. The sequential increase in income tax expense during each successive year was primarily driven by the growth in our pre-tax income. As a U.S. taxpayer, we are subject to a U.S. federal corporate income tax rate of 21%. Our effective income tax rate on pre-tax income was 22.4%, 22.1% and 21.3% for the years ended December 31, 2022, 2021 and 2020, respectively. Our effective tax rate increased for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to a re-measurement of deferred tax balances related to changes in state income tax rates. Our effective tax rate increased for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to a decline in the tax benefit realized from excess share-based compensation for vested restricted stock units (RSUs), exercised stock options, and the change in the fair value of our warrant liability in the period. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11, Income Taxes."

Net Income
Net income was $292.9 million, $231.1 million and $171.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Adjusted net income was $291.6 million, $236.8 million and $173.6 million, for the same periods, respectively. The increase in net income and adjusted net income during each successive year was primarily driven by growth in our total revenues and a decline in insurance claims and claim expenses, partially offset by an increase in income tax expenses. Net income and adjusted net income for the year ended December 31, 2022 further benefited from a decline in our underwriting and operating expenses during the period.
Diluted earnings per share (EPS) was $3.39, $2.65 and $2.13 for the years ended December 31, 2022, 2021 and 2020, respectively. Adjusted diluted EPS was $3.39, $2.73 and $2.19 for the same periods, respectively. Diluted and adjusted diluted EPS increased during each successive year due to growth in our net income and adjusted net income. Diluted and adjusted diluted EPS for the year ended December 31, 2022 further benefited from a decline in the number of weighted average diluted shares outstanding tied to share repurchase activity during the period.
The non-GAAP financial measures adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the years ended December 31,
	2022	2021	2020
	($ In Thousands, except for per share data)
As reported
Income before income tax	$377,305	$296,725	$218,106
Income tax expense	84,403	65,595	46,540
Net income	$292,902	$231,130	$171,566

Adjustments
Net realized investment gains	(481)	(729)	(930)
Gain from change in fair value warrant liability	(1,113)	(566)	(2,907)
Capital market transaction costs	205	3,979	7,237
Other infrequent, unusual or non-operating items	—	3,829	—
Adjusted income before tax	375,916	303,238	221,506

Income tax (benefit) expense on adjustments (1)	(58)	806	1,324
Adjusted net income	$291,571	$236,837	$173,642

Weighted average diluted shares outstanding	85,999	86,885	79,263
Adjusted diluted EPS	$3.39	$2.73	$2.19
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

Consolidated balance sheets	December 31, 2022	December 31, 2021
	(In Thousands)
Total investment portfolio	$2,099,389	$2,085,931
Cash and cash equivalents	44,426	76,646
Premiums receivable	69,680	60,358
Deferred policy acquisition costs, net	58,564	59,584
Software and equipment, net	31,930	32,047
Reinsurance recoverable	21,587	20,320
Prepaid federal income taxes (1)	154,409	89,244
Other assets (1) (2)	36,045	26,451
Total assets	$2,516,030	$2,450,581
Debt	$396,051	$394,623
Unearned premiums	123,035	139,237
Accounts payable and accrued expenses	74,576	72,000
Reserve for insurance claims and claim expenses	99,836	103,551
Reinsurance funds withheld	2,674	5,601
Warrant liability	—	2,363
Deferred tax liability, net	193,859	164,175
Other liabilities	12,272	3,245
Total liabilities	902,303	884,795
Total shareholders' equity	1,613,727	1,565,786
Total liabilities and shareholders' equity	$2,516,030	$2,450,581
(1)    "Prepaid federal income taxes" have been reclassified from "Other assets" in the prior period.
(2)     "Prepaid reinsurance premiums" have been reclassified as "Other assets" in the prior period.

Total cash and investments were $2.1 billion as of December 31, 2022, compared to $2.2 billion as of December 31, 2021. Cash and investments at December 31, 2022 included $88.9 million held by NMIH. The decrease in total cash and investments reflects an increase in the unrealized loss position of our fixed income portfolio tied to the prevailing interest rate and credit spread environment, as well as share repurchase activity during the year ended December 31, 2022, partially offset by cash generated from operations. Excluding unrealized gains and losses, total cash and investments were $2.4 billion at December 31, 2022 compared to $2.1 billion at December 31, 2021.
Premium receivable was $69.7 million as of December 31, 2022, compared to $60.4 million as of December 31, 2021. The increase was primarily driven by growth in our monthly premium policies in force, where premiums are generally paid one month in arrears.
Net deferred policy acquisition costs were $58.6 million as of December 31, 2022, compared to $59.6 million as of December 31, 2021. The decrease was primarily driven by the recognition of previously deferred policy acquisition costs and was largely offset by the deferral of certain costs associated with the origination of new policies between the respective balance sheet dates.
Reinsurance recoverable was $21.6 million as of December 31, 2022, compared to $20.3 million as of December 31, 2021. The increase was driven by an increase in ceded losses recoverable associated with our QSR transactions.
Prepaid federal income taxes were $154.4 million as of December 31, 2022, compared to $89.2 million as of December 31, 2021. The increase was driven by the purchase of $65.2 million of tax and loss bonds during the year ended December 31, 2022. For more information, see Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11, Income Taxes."
Other assets increased to $36.0 million as of December 31, 2022, compared to $26.5 million as of December 31, 2021. The increase was primarily driven by the recognition of incremental right-of-use assets in connection with the modification of the operating lease for our corporate headquarters in January 2022. For more information, see Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 14. Commitments and Contingencies."

Unearned premiums were $123.0 million as of December 31, 2022, compared to $139.2 million as of December 31, 2021. The decrease was driven by the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies and the cancellations of other single premium policies, partially offset by single premium policy originations during the year ended December 31, 2022.
Accounts payable and accrued expenses were $74.6 million as of December 31, 2022, compared to $72.0 million as of December 31, 2021. The increase was primarily driven by an increase in reinsurance premiums payable and the timing of other contractual payments due, partially offset by a decrease in accrued compensation expenses and premium taxes.
Reserve for insurance claims and claim expenses was $99.8 million as of December 31, 2022, compared to $103.6 million as of December 31, 2021. The decrease was primarily driven by a release of a portion of the reserves we established for anticipated claims payments in prior periods, cure activity and a decline in the total size of our default population. The decrease was partially offset by an increase in the average reserve carried per default. See "Insurance Claims and Claim Expenses," above for further details.
Reinsurance funds withheld, which represents our ceded reinsurance premiums written, less our profit and ceding commission receivables related to the 2016 QSR Transaction was $2.7 million as of December 31, 2022, compared to $5.6 million as of December 31, 2021. The decrease relates to the continued decline in ceded premiums written on single premium policies, due to the end of the reinsurance coverage period for new business under the 2016 QSR Transaction at December 31, 2017. For more information, see, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reinsurance."
All unexercised warrants expired at their contractual maturity in April 2022. No warrants or warrant liability remained at December 31, 2022. Warrant liability was $2.4 million at December 31, 2021. For further information regarding the valuation of our warrant liability and its impact on our results of operations and financial position, see Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 4, Fair Value of Financial Instruments."
Net deferred tax liability was $193.9 million as of December 31, 2022, compared to $164.2 million as of December 31, 2021. The increase was primarily due to an increase in the claimed deductibility of our statutory contingency reserve, partially offset by the increase in unrealized losses recorded in other comprehensive income. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11, Income Taxes."

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the years ended December 31,
	2022	2021	2020
Net cash provided by (used in):	(In Thousands)
Operating activities	$313,394	$325,719	$252,598
Investing activities	(289,786)	(374,180)	(629,554)
Financing activities	(55,828)	(1,830)	462,804
Net (decrease) increase in cash and cash equivalents	$(32,220)	$(50,291)	$85,848
Net cash provided by operating activities was $313.4 million, $325.7 million and $252.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Cash provided by operating activities declined during the year ended December 31, 2022 primarily due to an increase in the purchase of tax and loss bonds during the period, as well as a decrease in premium written tied to a decline in single premium policies written during the period, both of which were largely offset by a reduction in the technology service costs paid under our long-term IT services agreement with TCS.
Cash provided by operating activities increased during the year ended December 31, 2021 primarily due to growth in premiums written, partially offset by a sequential increase in cash interest expenses and the purchase of tax and loss bonds.
Cash used in investing activities for the years ended December 31, 2022, 2021 and 2020 reflects the purchase of fixed and short-term maturities with cash provided by operating activities and, as available, financing activities, and the reinvestment of coupon payments, maturities and sale proceeds within our investment portfolio. Cash used in investing activities for the year ended December 31, 2020, reflects, in part, the investment of net cash proceeds from the common stock and Notes offerings we completed in June 2020.

Cash used in financing activities was $55.8 million and $1.8 million for the years ended December 31, 2022 and December 31, 2021, respectively, and cash provided by financing activities was $462.8 million for the year ended December 31, 2020. Cash used in financing activities during the year ended December 31, 2022 primarily relates to the repurchase of common stock. Cash used in financing activities during the year ended December 31, 2021 primarily reflects debt issuance costs paid in connection with the 2021 Revolving Credit Facility and taxes paid on the net share settlement of equity awards for certain employees. Cash provided by financing activities for the year ended December 31, 2020 primarily reflects $219.7 million net cash proceeds raised in connection with our 2020 equity offering and $244.4 million net cash proceeds raised in connection with our 2020 Notes offering.
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
As of December 31, 2022, NMIH had $88.9 million of cash and investments. NMIH's principal sources of net cash are dividends from its subsidiaries and investment income. NMIC has the capacity to pay aggregate ordinary dividends of $98.0 million to NMIH during the twelve-month period ending December 31, 2023. NMIH also has access to $250 million of undrawn revolving credit capacity under the 2021 Revolving Credit Facility. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 5, Debt".
On February 10, 2022, our Board of Directors approved a $125 million share repurchase program through December 31, 2023, that enables the company to repurchase its common stock. The authorization provides NMIH the flexibility to repurchase stock from time to time in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. During the year ended December 31, 2022, NMIH repurchased 2.9 million shares of common stock pursuant to trading plans under Rule 10b-18 and Rule 10b5-1 of the Exchange Act, at a total cost of $56.6 million, including associated costs. As of December 31, 2022, $68.4 million of repurchase authority remained available under the program.
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
Under the 2021 Revolving Credit Facility, NMIH is required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of December 31, 2022, the applicable commitment fee was 0.30%.
We are subject to certain covenants under the 2021 Revolving Credit Facility. Under the 2021 Revolving Credit Facility, NMIH may not permit (i) our debt to total capitalization ratio to exceed 35% as of the last day of any fiscal quarter, (ii) the statutory capital of NMIC to be less than $1,290,314,825 as of the last day of any fiscal quarter, or (iii) our consolidated net worth to be, as of the last day of any fiscal quarter, less than the sum of (A) $1,047,808,462, plus (B) 50% of our cumulative consolidated net income for each fiscal quarter for which such consolidated net income is positive, plus (C) 50% of any increase in our consolidated net worth after September 30, 2021 resulting from certain issuances of equity by or capital contributions to NMIH or our subsidiaries. In addition, NMIC must remain at all times in compliance with all applicable "financial requirements" imposed pursuant to the PMIERs, subject to any allowed transition period or forbearance thereunder. The credit agreement for

2021 Revolving Credit Facility also prohibits, restricts or limits, among other things, NMIH's and its subsidiaries' ability to (i) incur additional indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate and (vii) enter into transactions with affiliates, in each case subject to certain limitations, exceptions and qualifications as set forth in the credit agreement for 2021 Revolving Credit Facility. We were in compliance with all covenants at December 31, 2022.
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under Wisconsin law, NMIC and Re One may pay dividends up to specified levels (i.e., "ordinary" dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts, or "extraordinary" dividends, are subject to the Wisconsin OCI's prior approval. Under Wisconsin insurance laws, an extraordinary dividend is defined as any payment or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the twelve-month period ending the preceding December 31. During the year ended December 31, 2022, NMIC paid a $34.9 million ordinary course dividend to NMIH. NMIC has the capacity to pay aggregate ordinary dividends of $98.0 million to NMIH during the twelve-month period ending December 31, 2023.
As an approved insurer under PMIERs, NMIC would generally be subject to additional restrictions on its ability to pay dividends to NMIH if it failed to meet the financial requirements prescribed by PMIERs. Approved insurers that fail to meet the prescribed PMIERs financial requirements are not permitted to pay dividends without prior approval from the GSEs.
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
As an approved mortgage insurer and Wisconsin-domiciled carrier, NMIC is required to satisfy financial and/or capitalization requirements stipulated by each of the GSEs and the Wisconsin OCI. The financial requirements stipulated by the GSEs are outlined in the PMIERs. Under the PMIERs, NMIC must maintain available assets that are equal to or exceed a minimum risk-based required asset amount, subject to a minimum floor of $400 million. At December 31, 2022, NMIC reported $2,379 million available assets against $1,204 million risk-based required assets for a $1,175 million "excess" funding position.
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
NMIC's PMIERs minimum risk-based required asset amount is also adjusted for its reinsurance transactions (as approved by the GSEs). Under NMIC's quota share reinsurance treaties, it receives credit for the PMIERs risk-based required asset amount on ceded RIF. As its gross PMIERs risk-based required asset amount on ceded RIF increases, the PMIERS credit for ceded RIF automatically increases as well (in an unlimited amount). Under NMIC's ILN and XOL Transactions, it generally receives credit for the PMIERs risk-based required asset amount on ceded RIF to the extent such requirement is within the subordinated coverage (excess of loss detachment threshold) afforded by the transaction.
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
As of December 31, 2022, NMIC's performing primary RIF, net of reinsurance, was approximately $25.0 billion. NMIC ceded 100% of its pool RIF pursuant to the 2016 QSR Transaction. Based on NMIC's total statutory capital of $2.2 billion (including contingency reserves) as of December 31, 2022, NMIC's RTC ratio was 11.1:1. Re One has no risk in force remaining and no longer reports a RTC ratio.

NMIC's principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At December 31, 2022, NMIC had $2.0 billion of cash and investments, including $37 million of cash and equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended December 31, 2022, NMIC generated $272 million of cash flow from operations and received an additional $162 million of cash flow on the maturity, sale and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC's principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC's only use of cash that develops along an unscheduled path is claims payments. Given the breadth and duration of forbearance programs available to borrowers, separate foreclosure moratoriums that have been enacted at a local, state and federal level, and the general duration of the default to foreclosure to claim cycle, we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.
Debt and Financial Strength Ratings

NMIC's financial strength is rated "Baa1" by Moody's and "BBB" by S&P. NMIH's Notes are rated "Ba1" by Moody's and its long-term counter-party credit profile is rated "BB" by S&P. Moody's outlook for both its ratings is stable and S&P's outlook for both its ratings is positive.
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
Our investment portfolio is comprised entirely of fixed maturity instruments. As of December 31, 2022, the fair value of our investment portfolio was $2.1 billion and we held an additional $44 million of cash and equivalents. Pre-tax book yield on the investment portfolio for the year ended December 31, 2022 was 2.1%. Book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. The yield on our investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our holdings and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	December 31, 2022	December 31, 2021
Corporate debt securities	60%	64%
Municipal debt securities	23	26
Cash, cash equivalents, and short-term investments	10	4
U.S. treasury securities and obligations of U.S. government agencies	4	1
Asset-backed securities	3	5
Total	100%	100%

Investment portfolio ratings at fair value (1)	December 31, 2022	December 31, 2021
AAA	19%	9%
AA (2)	25	28
A (2)	41	46
BBB (2)	15	17
BB (3)	—	—
Total	100%	100%
(1)    Excluding certain operating cash accounts.
(2)    Includes +/– ratings.
(3)    We held one security with a BB+ rating at December 31, 2022, which is not identifiable in the table due to rounding.

All of our investments are rated by one or more nationally recognized statistical rating organizations. If three or more ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Investment Securities - Allowance for credit losses
We did not recognize an allowance for credit loss for any security in the investment portfolio as of December 31, 2022 or 2021, and we did not record any provision for credit loss for investment securities during the years ended December 31, 2022 or 2021.
As of December 31, 2022, the investment portfolio had gross unrealized losses of $254.7 million, of which $218.5 million had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2021, the investment portfolio had gross unrealized losses of $23.2 million, of which $6.5 million had been in an unrealized loss position for a period of twelve months or longer.
The increase in the aggregate size of the unrealized loss position as of December 31, 2022, was primarily driven by fluctuations in interest rates and, to a lesser extent, movements in credit spreads following the purchase date of certain securities. We evaluated the securities in an unrealized loss position as of December 31, 2022, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our estimate of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of December 31, 2022 are not indicative of the ultimate collectability of the current amortized cost of the securities.

Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries.
Our effective income tax rate on pre-tax income was 22.4%, 22.1% and 21.3% for the years ended December 31, 2022, 2021 and 2020, respectively. Our effective income tax rate may vary from the statutory tax rate in a given period due to the inclusions and exclusions of income and deductions for tax purposes. Inclusions of tax deductions may include tax benefits from excess share based compensation for vested RSUs and exercised stock options; and exclusions from income may include the fair value fluctuation of our warrant liability.
At December 31, 2022, we had federal net operating loss carryforwards of $1.5 million, which expire in varying amounts in 2030 and 2031, and state net operating loss carryforwards of $133.2 million, which expire in varying amounts from 2031 to 2043. Our ability to utilize our remaining federal net operating loss carryforwards is restricted by Section 382 of the Internal Revenue Code (IRC), which imposes annual limitations if there is an "ownership change." As a result of the acquisition of our insurance subsidiaries in 2012, $7.3 million of federal net operating losses were subject to annual limitations of $0.8 million through 2016, $0.5 million in 2017 and $0.3 million, thereafter, through 2028. Our remaining federal net operating loss carryforwards balance is a result of this limitation.
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under Section 832(e) of the IRC, and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction. As of December 31, 2022, we held $154.4 million of tax and loss bonds in "Prepaid federal income taxes" on our consolidated balance sheets.

We record a valuation allowance against the state net operating losses generated by NMIH as NMIH operates at a loss, and we do not expect to utilize such net deferred tax assets in the future. We continue to evaluate the realizability of our state net deferred tax asset position, and our examination of results through December 31, 2022 and review of future expectations support the continued application of a valuation allowance against such state net deferred tax assets.
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
The Inflation Reduction Act (IRA) enacted in August 2022 imposed, among other provisions, a 1% excise tax on the net value of stock repurchases made on or after January 1, 2023. As of December 31, 2022, $68.4 million of repurchase authority remained available under the $125 million share repurchase program authorized by our Board of Directors through December 31, 2023. We expect future repurchase amounts will be subject to the IRA excise tax as executed; however, we do not currently expect the excise tax or other provisions of the IRA to have a material impact on our financial condition or result of operations.
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

It is possible that a relatively small change in our estimates for claim frequency or claim severity could have a material impact on our reserve position and our consolidated results of operations, even in a stable macroeconomic environment. At December 31, 2022, assuming all other estimates remain constant, a one percentage point increase/decrease in our average claim severity factor would cause approximately a +/- $0.8 million change in our reserve position, and a one percentage point increase/decrease in our average claim frequency factor cause approximately a +/- $1.4 million change in our reserve position.
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
Deferred Policy Acquisition Costs (DAC)
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as DAC. DAC is reviewed periodically to determine that it does not exceed recoverable amounts. DAC is amortized to expense in proportion to estimated gross profits over the life of the associated policies. We revise the rate of amortization to reflect actual experience and changes to our persistency or loss development assumptions, and may accelerate or slow such rate in future periods as experience and future changes to estimates dictate. During the year ended December 31, 2021, we accelerated the rate and recognized an additional $11.1 million of DAC amortization due to the significant increase in mortgage refinancing activity and material decline in persistency on certain prior book years' insurance in-force experienced during the period. During the year ended December 31,

2022, we reverted to a normalized historical amortization rate given the marked improvement in our persistency during the period tied to an increase in interest and mortgage note rates, and slowdown in the pace of refinancing activity during the year.

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
The carrying value of our investment portfolio as of December 31, 2022 and 2021 was $2.1 billion, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of December 31, 2022, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.87 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.87% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 3.89 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.89% in fair value of our fixed income portfolio.
We are also subject to market risk related to the 2021 Revolving Credit Facility and the ILN Transactions. As discussed in Item 8, "Financial Statements - Notes to Consolidated Financial Statements - Note 5, Debt" the 2021 Revolving Credit Facility bears interest at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on our outstanding drawn balance.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of NMI Holdings, Inc.
NMI Holdings, Inc.
Emeryville, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NMI Holdings, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statements schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 14, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reserve for Insurance Claims and Claim Expense

As described in Notes 2 and 7 to the consolidated financial statements, the Company recorded $99.8 million of reserve for insurance claims and claim expenses at December 31, 2022. The establishment of insurance claims and claim expenses reserve is subject to inherent uncertainty and requires significant judgment by management. The reserve is established by estimating: (i) claim severity which is the amount of the claim payment expected to be paid on each loan in default, (ii) claim frequency which is the number of loans in default expected to result in a claim payment, and (iii) the beneficial impact of assistance programs. The claim frequency is determined based on historical experience regarding certain loan factors. The claim severity and claim frequency estimates are also strongly influenced by current economic conditions including unemployment and the housing market.

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

•Utilizing personnel with specialized knowledge and skill in actuarial methods to assist in: (i) evaluating the appropriateness of the methodology and the assumptions used by management and management’s specialist, including assessment of the reasonableness of changes in assumptions and inputs used in developing claim severity, claim frequency and the beneficial impact of assistance programs, (ii) developing an independent estimate of the reserve for insurance claims and claim expense using Company and historical mortgage industry data and comparing this independent estimate to management’s and management’s specialist’s estimated reserve and (iii) performing a retrospective review of the prior year reserve estimate against historical figures.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2011.
San Francisco, California
February 14, 2023

NMI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $2,352,747 and $2,078,773 as of December 31, 2022 and December 31, 2021, respectively)	$2,099,389	$2,085,931
Cash and cash equivalents (including restricted cash of $2,176 and $3,165 as of December 31, 2022 and December 31, 2021, respectively)	44,426	76,646
Premiums receivable	69,680	60,358
Accrued investment income	14,144	11,900
Deferred policy acquisition costs, net	58,564	59,584
Software and equipment, net	31,930	32,047
Intangible assets and goodwill	3,634	3,634
Reinsurance recoverable	21,587	20,320
Prepaid federal income taxes (1)	154,409	89,244
Other assets (1) (2)	18,267	10,917
Total assets	$2,516,030	$2,450,581

Liabilities
Debt	$396,051	$394,623
Unearned premiums	123,035	139,237
Accounts payable and accrued expenses	74,576	72,000
Reserve for insurance claims and claim expenses	99,836	103,551
Reinsurance funds withheld	2,674	5,601
Warrant liability, at fair value	—	2,363
Deferred tax liability, net	193,859	164,175
Other liabilities	12,272	3,245
Total liabilities	902,303	884,795
Commitments and contingencies (see Note 14)

Shareholders' equity
Common stock - class A shares, $0.01 par value; 86,472,742 shares issued and 83,549,879 shares outstanding as of December 31, 2022 and 85,792,849 shares issued and outstanding as of December 31, 2021 (250,000,000 shares authorized)	865	858
Additional paid-in capital	972,717	955,302
Treasury stock, at cost: 2,922,863 and 0 common shares as of December 31, 2022 and December 31, 2021, respectively	(56,575)	—
Accumulated other comprehensive (loss) income, net of tax	(204,323)	1,485
Retained earnings	901,043	608,141
Total shareholders' equity	1,613,727	1,565,786
Total liabilities and shareholders' equity	$2,516,030	$2,450,581
(1)    "Prepaid federal income taxes" have been reclassified from "Other assets" in the prior period.
(2)    "Prepaid expenses" and "Prepaid reinsurance premiums" have been reclassified as "Other assets" in the prior period.

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended December 31,
	2022	2021	2020
	(In Thousands, except for per share data)
Revenues
Net premiums earned	$475,266	$444,294	$397,172
Net investment income	46,406	38,072	31,897
Net realized investment gains	481	729	930
Other revenues	1,192	1,977	3,284
Total revenues	523,345	485,072	433,283
Expenses
Insurance claims and claim (benefits) expenses	(3,594)	12,305	59,247
Underwriting and operating expenses	117,490	142,303	131,610
Service expenses	1,094	2,509	2,840
Interest expense	32,163	31,796	24,387
Gain from change in fair value of warrant liability	(1,113)	(566)	(2,907)
Total expenses	146,040	188,347	215,177

Income before income taxes	377,305	296,725	218,106
Income tax expense	84,403	65,595	46,540
Net income	$292,902	$231,130	$171,566

Earnings per share
Basic	$3.45	$2.70	$2.20
Diluted	$3.39	$2.65	$2.13

Weighted average common shares outstanding
Basic	84,921	85,620	78,023
Diluted	85,999	86,885	79,263

Net income	$292,902	$231,130	$171,566
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains in accumulated other comprehensive income, net of tax (benefit) expense of $(54,608), $(13,768) and $9,525 for each of the years in the three-year period ended December 31, 2022, respectively	(205,428)	(51,795)	35,829
Reclassification adjustment for realized (gains) losses included in net income, net of tax expense (benefit) of $101, $153 and $(196) for each of the years in the three-years ended December 31, 2022, respectively	(380)	(576)	739
Other comprehensive (loss) income, net of tax	(205,808)	(52,371)	36,568
Comprehensive income	$87,094	$178,759	$208,134

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock - Class A		Additional Paid-in Capital	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2019	68,358	$684	$707,003	$—	$17,288	$205,445	$930,420
Common stock: class A shares issued related to public offering	15,870	159	219,528	—	—	—	219,687
Common stock: class A shares issued related to warrant exercises	11	*	325	—	—	—	325
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	924	9	(99)	—	—	—	(90)
Share-based compensation expense	—	—	11,115	—	—	—	11,115
Change in unrealized investment gains/losses, net of tax expense of $9,721	—	—	—	—	36,568	—	36,568
Net income	—	—	—	—	—	171,566	171,566
Balances, December 31, 2020	85,163	$852	$937,872	$—	$53,856	$377,011	$1,369,591
Common stock: class A shares issued related to warrant exercises	86	1	1,982	—	—	—	1,983
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	544	5	(1,230)	—	—	—	(1,225)
Share-based compensation expense	—	—	16,678	—	—	—	16,678
Change in unrealized investment gains/losses, net of tax benefit of $13,921	—	—	—	—	(52,371)	—	(52,371)
Net income	—	—	—	—	—	231,130	231,130
Balances, December 31, 2021	85,793	$858	$955,302	$—	$1,485	$608,141	$1,565,786
Common stock: class A shares issued related to warrant exercises	84	1	1,767	—	—	—	1,768
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	596	6	223	—	—	—	229
Repurchase of common stock	(2,923)	—	—	(56,575)	—	—	(56,575)
Share-based compensation expense	—	—	15,425	—	—	—	15,425
Change in unrealized investment gains/losses, net of tax benefit of $54,709	—	—	—	—	(205,808)	—	(205,808)
Net income	—	—	—	—	—	292,902	292,902
Balances, December 31, 2022	83,550	$865	$972,717	$(56,575)	$(204,323)	$901,043	$1,613,727
*    During 2020, we issued 11,368 common shares with a par value of $0.01 in connection with the exercise of warrants, which is not identifiable in this schedule due to rounding.

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2022	2021	2020
Cash flows from operating activities	(In Thousands)
Net income	$292,902	$231,130	$171,566
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(481)	(729)	(930)
Gain from change in fair value of warrant liability	(1,113)	(566)	(2,907)
Depreciation and amortization	11,870	11,232	9,930
Net amortization of premium on investment securities	5,721	6,733	3,668
Amortization of debt discount and debt issuance costs	1,846	1,861	4,036
Deferred income taxes	84,393	65,510	46,506
Share-based compensation expense	15,425	16,678	11,115
Changes in operating assets and liabilities:
Premiums receivable	(9,322)	(10,579)	(3,694)
Accrued investment income	(2,244)	(2,038)	(3,031)
Deferred policy acquisition costs, net	1,020	2,641	(2,253)
Reinsurance recoverable	(1,267)	(2,712)	(12,669)
Prepaid federal income taxes (1)	(65,165)	(42,853)	(38,764)
Other assets (1) (2)	236	(218)	180
Unearned premiums	(16,202)	20,420	(17,825)
Reserve for insurance claims and claim expenses	(3,715)	12,984	66,815
Reinsurance balances, net	(1,904)	(683)	2,783
Accounts payable and accrued expenses	1,394	16,908	18,072
Net cash provided by operating activities	313,394	325,719	252,598
Cash flows from investing activities
Purchase of short-term investments	(313,926)	(10,640)	(42,241)
Purchase of fixed-maturity investments, available-for-sale	(233,586)	(514,405)	(1,065,916)
Proceeds from maturity of short-term investments	151,635	—	86,045
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	116,663	163,103	404,717
Software and equipment	(10,572)	(12,238)	(12,159)
Net cash used in investing activities	(289,786)	(374,180)	(629,554)
Cash flows from financing activities
Proceeds from issuance of common stock related to public offering, net of issuance costs	—	—	219,687
Proceeds from issuance of common stock related to employee equity plans	5,442	4,201	8,871
Proceeds from issuance of common stock related to warrant exercises	518	503	—
Taxes paid related to net share settlement of equity awards	(5,213)	(5,426)	(8,961)
Proceeds from senior secured notes	—	—	400,000
Repayments of term loan	—	—	(147,750)
Payments of debt issuance costs	—	(1,108)	(9,043)
Repurchases of common stock	(56,575)	—	—
Net cash (used in) provided by financing activities	(55,828)	(1,830)	462,804

Net (decrease) increase in cash, cash equivalents and restricted cash	(32,220)	(50,291)	85,848
Cash, cash equivalents and restricted cash, beginning of period	76,646	126,937	41,089
Cash, cash equivalents and restricted cash, end of period	$44,426	$76,646	$126,937

Supplemental disclosures of cash flow information
Interest paid	$29,500	$29,500	$17,561
Income taxes refunded	20	457	70
(1)    "Prepaid federal income taxes" have been reclassified from "Other assets" in prior periods.
(2)    "Prepaid expenses" have been reclassified as "Other assets" in prior periods.

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
Basis of Presentation
The accompanying consolidated financial statements include the results of NMIH and its wholly-owned subsidiaries. All inter-company transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) and our accounts are maintained in U.S. dollars. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as of the balance sheet date. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to current period presentation.
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
DECEMBER 31, 2022
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
Concentrations
For the years ended December 31, 2022, 2021 and 2020, no customer accounted for more than 10% of our consolidated revenues. At December 31, 2022, December 31, 2021 and December 31, 2020 approximately 11%, 10% and 11%, respectively, of our total risk-in-force (RIF) was concentrated in California.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
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
We have elected to present accrued interest receivable separately from available for sale securities on our consolidated balance sheets. Accrued interest receivable was $14.1 million and $11.9 million as of December 31, 2022 and 2021, respectively, and is included in "Accrued Investment Income." We have elected not to measure an allowance for credit losses for accrued interest receivable on available for sale securities. Accrued interest for available for sale securities is written off against interest income when the receivable has aged 90 days past due. We did not write off any accrued interest receivable during the years ended December 31, 2022, 2021 or 2020.
We consider items such as commercial paper with original maturities of 90 days or less to be short-term investments.
Deferred Policy Acquisition Costs (DAC)
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as DAC. DAC is reviewed periodically to determine that it does not exceed recoverable amounts. DAC is amortized to expense in proportion to estimated gross profits over the life of the associated policies. We revise the rate of amortization to reflect actual experience and any changes to persistency or loss development. Total amortization of DAC for the years ended December 31, 2022, 2021 and 2020, net of a portion of the ceding commissions earned under our quota share reinsurance agreements (see "Reinsurance", below), was $11.9 million, $22.8 million and $19.1 million, respectively.
Premium Deficiency Reserves
We consider whether a premium deficiency exists and premium deficiency reserve is required at each fiscal quarter using best estimate assumptions as of the testing date. Per ASC 944, a premium deficiency reserve shall be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs and maintenance costs exceeds future premiums, existing reserves and anticipated investment income. We have determined that no premium deficiency reserves were necessary for any of the years in the three-year period ended December 31, 2022.
Reinsurance
We account for premiums, claims and claim expenses that are ceded to reinsurers on basis consistent with that which we use to account for the original policies we issue and pursuant to the terms of our reinsurance contracts. We account for premiums ceded or otherwise paid to reinsurers as a reduction to premium revenue.
NMIC entered into quota share reinsurance treaties effective September 1, 2016 (the 2016 QSR Transaction), January 1, 2018 (the 2018 QSR Transaction), April 1, 2020 (the 2020 QSR Transaction), January 1, 2021 (the 2021 QSR Transaction),

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
October 1, 2021 (the 2022 QSR Transaction), July 1, 2022 (the 2022 Seasoned QSR Transaction), and January 1, 2023 (the 2023 QSR Transaction), which we refer to collectively as the QSR Transactions. We earn profit and ceding commissions in connection with the QSR Transactions (see Note 6, "Reinsurance"). Profit commissions represent a percentage of the profits recognized by reinsurers that are returned to us, based on the level of claims and claim expenses that we cede. We recognize any profit commissions we earn as an increase to premium revenue. Ceding commissions are calculated as a percentage of ceded written premiums under the 2016 QSR Transaction and as a percentage of ceded earned premiums under the 2018, 2020, 2021, 2022, 2022 Seasoned and 2023 QSR Transactions, and are intended to cover our costs of acquiring and servicing direct policies. We recognize any ceding commissions generated under the QSR Transactions in a manner consistent with our recognition of earnings on the underlying reinsured policies. We account for ceding commissions earned as a reduction to underwriting and operating expenses.
Under the QSR Transactions, we cede a portion of claims and claim expenses and reserves to our reinsurers, and account for such ceded reserves as "Reinsurance Recoverables" on the consolidated balance sheets and such ceded expenses as reductions to claims and claim expenses on the consolidated statements of operations. As of December 31, 2022 and 2021, we had $21.6 million and $20.3 million, respectively, of reinsurance recoverables under the QSR Transactions. We remain directly liable for all claim payments if we are unable to collect the recoverables due from our reinsurers and, as such, we actively monitor and manage our counterparty credit exposure to our reinsurance providers. We establish an allowance for expected credit loss against our reinsurance recoverables if we do not expect to recover amounts due from one or more of our reinsurance counterparties, and report our reinsurance recoverables net of such allowance, if any. We actively monitor the counterparty credit profiles of our reinsurers and each is required to partially collateralize its obligations under the terms of our QSR Transactions. The allowance for credit loss established with respect to our reinsurance recoverables was deemed immaterial as of December 31, 2022 and 2021.
Variable Interest Entities
NMIC is a party to excess-of-loss reinsurance agreements with Oaktown Re II Ltd., Oaktown Re III Ltd., Oaktown Re V Ltd., Oaktown Re VI Ltd., and Oaktown Re VII Ltd. (special purpose reinsurance entities collectively referred to as the Oaktown Re Vehicles) effective July 25, 2018, July 30, 2019, October 29, 2020, April 27, 2021, and October 26, 2021, respectively. At inception of the respective reinsurance agreements, we determined that each of the Oaktown Re Vehicles was a variable interest entity (VIE), as defined under GAAP Accounting Standards Codification (ASC) 810, because they did not have sufficient equity at risk to finance their respective activities. We evaluated the VIEs at inception to determine whether NMIC was the primary beneficiary under each deal and, if so, whether we were required to consolidate the assets and liabilities of each VIE. The primary beneficiary of a VIE is an enterprise that (1) has the power to direct the activities of the VIE, which most significantly impact its economic performance and (2) has significant economic exposure to the VIE, i.e., the obligation to absorb losses or receive benefits that could potentially be significant. The determination of whether an entity is the primary beneficiary of a VIE is complex and requires management judgment regarding determinative factors, including the expected results of the VIE and how those results are absorbed by beneficial interest holders, as well as which party has the power to direct activities that most significantly impact the performance of the VIE. We concluded that we are not the primary beneficiary of each VIE and, as such, we do not consolidate them in our consolidated financial statements.
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
We purchase non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the Treasury Department in order to claim a tax deduction for our contingency reserve balance. The tax and loss bonds are carried at cost and are reported as "Prepaid Federal Income Taxes" on the consolidated balance sheets.
See Note 11, "Income Taxes", for further discussion of the tax and loss bonds and other income tax matters.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Warrants
We accounted for warrants to purchase our common shares in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815-40 Derivatives and Hedging - Contracts in Entity's Own Equity. Our outstanding warrants were settled through either (i) physical settlement method, or (ii) cashless exercise, where the number of shares issued upon exercise of the warrants was reduced to cover the cost of the exercise in lieu of the holder remitting a cash payment for the exercise price. All unexercised warrants expired in April 2022 after the 10th anniversary of the date issued. The number of warrants and exercise price were subject to anti-dilution provisions whereby the number of warrants may have been increased and their exercise price may been adjusted downward under certain circumstances. The anti-dilutive adjustments may have been in excess of any dilution incurred by the warrant holders, and may have been triggered by events that are not dilutive. As a result, the warrants were classified as a liability. We revalued the warrants at the end of each reporting period, and any change in fair value was reported in the statements of operations in the period in which the change occurred. We calculated the fair value of the warrants using a Black-Scholes option-pricing model in combination with a binomial model.
Share-Based Compensation
We account for stock compensation in accordance with ASC 718, Compensation - Stock Compensation, which addresses accounting for share-based awards and recognition of compensation expense, measured using grant date fair value, over the requisite service or performance period of the award. Share-based compensation includes restricted stock units (RSUs) and stock option grants under our stock incentive plans. We calculate the fair value of stock option grants using a Black-Scholes option pricing model, which takes into account various subjective assumptions. Key assumptions used in the model include the expected volatility of our stock price, dividend yield and the risk-free interest rate, as well as the expected option term, giving consideration to the contractual terms of any award. We use the simplified method to estimate expected option term during the period as sufficient historical exercise data is not available. RSU grants may contain a service condition, or performance and service conditions. RSU grants are valued at our stock price on the date of grant less the present value of anticipated dividends. We account for stock option and RSU forfeitures as they occur.
Earnings per Share (EPS)
Basic earnings per share is based on the weighted-average number of common shares outstanding. Diluted earnings per share is based on the weighted-average number of common shares outstanding and common share equivalents that would be issuable upon the vesting of existing service based and certain performance and service based RSUs, and exercise of vested and unvested stock options and outstanding warrants.
Share Repurchases
Common stock repurchases are recorded at cost and presented as "Treasury Stock" on the consolidated balance sheets and statements of changes in shareholders' equity. At the date of repurchase, shareholders' equity is reduced by the aggregate repurchase price plus commissions, applicable taxes and other expenses that arise from the repurchase transaction.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
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
Business Combinations, Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired from a business combination. In accordance with ASC 350, Intangibles - Goodwill and Other, we test goodwill for impairment annually or more frequently if we believe indicators of impairment exist. We have not identified any impairments of goodwill through December 31, 2022.
Our intangible assets consist of state licenses and Fannie Mae and Freddie Mac (collectively, the GSEs) applications which have indefinite lives. We test indefinite-lived intangible assets for impairment annually or more frequently if we believe indicators of impairment exist. We have not identified any impairments of indefinite-lived intangible assets through December 31, 2022.
Premiums Receivable
Premiums receivable consists of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the associated receivable is written off against earned premium and the related insurance policy is canceled. We recognize an allowance for credit losses for premiums receivable based on credit losses expected to arise over the life of the receivable. Due to the nature of our insurance policies (a necessary precondition for access to mortgage credit for covered borrowers) and the short duration of the related receivables, we do not typically experience credit losses against our premium receivables and the allowance for credit loss established on premium receivables was deemed immaterial at December 31, 2022 and 2021.
Premiums receivable may be written off prior to 120 days in the ordinary course of business for non-credit events including, but not limited to, the modification or refinancing of an underlying insured loan. We established a $2.3 million reserve for premium write-offs at December 31, 2022 and 2021.
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
Recent Accounting Pronouncements - Not Yet Adopted In August 2018, the FASB issued ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (Topic 944). The update provides guidance to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. The FASB subsequently issued ASU 2019-09 in November 2019 and ASU 2020-11 in November 2020, which amended the effective date for this standard and provided transition relief to facilitate early application for long duration contracts. The standard will now take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. We adopted this ASU on January 1, 2023 and determined it did not have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The update provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. Reference rate reform refers to the global transition away from referencing the London Interbank Offered Rate (LIBOR) in financial contracts, which is expected to be discontinued during a transition period from 2021 through 2023. The ASU includes optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
certain criteria are met. This standard may be elected and applied prospectively over time from March 12, 2020 through December 31, 2022 as reference rate reform activities occur. In December 2022, the FASB issued ASU 2022-06, which extended the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. We continue to monitor the impact the discontinuance of LIBOR will have on our contracts and other transactions; however, the adoption of, and future elections under ASU 2020-04 and ASU 2022-06 are not expected to have a material impact on our consolidated financial statements as the ASUs will ease, if warranted, the requirements for accounting for the future effects of the rate reform.

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
    Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2022	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$82,301	$—	$(2,369)	$79,932
Municipal debt securities	563,972	—	(80,796)	483,176
Corporate debt securities	1,457,589	1,149	(165,096)	1,293,642
Asset-backed securities	74,762	—	(6,204)	68,558
Total bonds	2,178,624	1,149	(254,465)	1,925,308
Short-term investments	174,123	185	(227)	174,081
Total investments	$2,352,747	$1,334	$(254,692)	$2,099,389

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2021	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$29,443	$981	$—	$30,424
Municipal debt securities	553,793	5,689	(5,404)	554,078
Corporate debt securities	1,388,204	22,990	(17,364)	1,393,830
Asset-backed securities	96,324	684	(427)	96,581
Total bonds	2,067,764	30,344	(23,195)	2,074,913
Short-term investments	11,009	9	—	11,018
Total investments	$2,078,773	$30,353	$(23,195)	$2,085,931
We did not own any mortgage-backed securities in our asset-backed securities portfolio at December 31, 2022 or 2021.
The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of December 31, 2022 and 2021:

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

	December 31, 2022	December 31, 2021
Financial	38%	38%
Consumer	24	24
Communications	11	11
Utilities	11	10
Technology	8	9
Industrial	8	8
Total	100%	100%
As of December 31, 2022 and 2021, approximately $5.4 million and $5.6 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair value of available-for-sale securities as of December 31, 2022 and 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of December 31, 2022	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$271,613	$270,428
Due after one through five years	935,615	862,747
Due after five through ten years	1,047,461	875,947
Due after ten years	23,296	21,709
Asset-backed securities	74,762	68,558
Total investments	$2,352,747	$2,099,389

As of December 31, 2021	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$81,699	$82,201
Due after one through five years	630,625	644,447
Due after five through ten years	1,215,224	1,207,997
Due after ten years	54,901	54,705
Asset-backed securities	96,324	96,581
Total investments	$2,078,773	$2,085,931
Aging of Unrealized Losses
    As of December 31, 2022, the investment portfolio had gross unrealized losses of $254.7 million, of which $218.5 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2021, the investment portfolio had gross unrealized losses of $23.2 million, of which $6.5 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2022		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	19	$77,164	$(2,260)	4	$2,768	$(109)	23	$79,932	$(2,369)
Municipal debt securities	57	143,097	(12,942)	181	340,079	(67,854)	238	483,176	(80,796)
Corporate debt securities	141	434,174	(19,699)	168	790,537	(145,397)	309	1,224,711	(165,096)
Asset-backed securities	12	13,527	(1,097)	14	55,031	(5,107)	26	68,558	(6,204)
Short-term investments	12	104,236	(227)	—	—	—	12	104,236	(227)
Total	241	$772,198	$(36,225)	367	$1,188,415	$(218,467)	608	$1,960,613	$(254,692)

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2021		($ In Thousands)
Municipal debt securities	151	$314,823	$(4,959)	2	$8,138	$(445)	153	$322,961	$(5,404)
Corporate debt securities	114	653,488	(11,426)	20	146,003	(5,938)	134	799,491	(17,364)
Asset-backed securities	11	57,601	(357)	1	1,977	(70)	12	59,578	(427)
Total	276	$1,025,912	$(16,742)	23	$156,118	$(6,453)	299	$1,182,030	$(23,195)

Allowance for credit losses
As of December 31, 2022 and 2021, we did not recognize an allowance for credit loss for any security in the investment portfolio and we did not record any provision for credit loss for investment securities during the years ended December 31, 2022 or 2021.
The increase in the number of securities and the aggregate size of the unrealized loss position as of December 31, 2022, was driven by fluctuations in interest rates and, to a lesser extent, movements in credit spreads following the purchase date of certain securities. We evaluated the securities in an unrealized loss position as of December 31, 2022, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our estimate of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of December 31, 2022 are not indicative of the ultimate collectability of the current amortized cost of the securities.
Net Investment Income
The following table presents the components of net investment income:

	For the years ended December 31,
	2022	2021	2020
	(In Thousands)
Investment income	$47,720	$39,385	$33,140
Investment expenses	(1,314)	(1,313)	(1,243)
Net investment income	$46,406	$38,072	$31,897

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The following table presents the components of net realized investment gains:

	For the years ended December 31,
	2022	2021	2020
	(In Thousands)
Gross realized investment gains	$490	$729	$5,572
Gross realized investment losses	(9)	—	(4,642)
Net realized investment gains	$481	$729	$930
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Liabilities classified as Level 3
We calculate the fair value of outstanding warrants utilizing Level 3 inputs, including a Black-Scholes option-pricing model, in combination with a binomial model, and we value the pricing protection features within the warrants using a Monte-Carlo simulation model. Variables in the model include the risk-free rate of return, dividend yield, expected life and expected volatility of our stock price. All outstanding and unexercised warrants expired in April 2022 and there was no warrant liability remaining as of December 31, 2022.
The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2022	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$79,932	$—	$—	$79,932
Municipal debt securities	—	483,176	—	483,176
Corporate debt securities	—	1,293,642	—	1,293,642
Asset-backed securities	—	68,558	—	68,558
Cash, cash equivalents and short-term investments	218,507	—	—	218,507
Total assets	$298,439	$1,845,376	$—	$2,143,815

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2021	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$30,424	$—	$—	$30,424
Municipal debt securities	—	554,078	—	554,078
Corporate debt securities	—	1,393,830	—	1,393,830
Asset-backed securities	—	96,581	—	96,581
Cash, cash equivalents and short-term investments	87,664	—	—	87,664
Total assets	$118,088	$2,044,489	$—	$2,162,577
Warrant liability	—	—	2,363	2,363
Total liabilities	$—	$—	$2,363	$2,363
There were no transfers between Level 2 and Level 3 of the fair value hierarchy during the years ended December 31, 2022 or 2021.
The following table provides a roll-forward of Level 3 liabilities measured at fair value:

	For the years ended December 31,
Warrant Liability	2022	2021	2020
	(In Thousands)
Balance, January 1	$2,363	$4,409	$7,641
Change in fair value of warrant liability included in earnings	(1,113)	(566)	(2,907)
Issuance of common stock on warrant exercise	(1,250)	(1,480)	(325)
Balance, December 31	$—	$2,363	$4,409

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
All outstanding and unexercised warrants expired in April 2022 and there was no warrant liability remaining as of December 31, 2022. For more information on the expiration of warrants and changes in the fair value of the warrant liability during the years ended December 31, 2022, 2021 and 2020, see Note 9, "Warrants".
The following table outlines the key inputs and assumptions used to calculate the fair value of the warrant liability in the Black-Scholes option-pricing model as of the dates indicated:

	As of December 31,
	2021	2020
Common stock price	$21.85	$22.65
Risk free interest rate	0.07%	0.11%
Expected life	0.31 years	1.31 years
Expected volatility	26.3%	83.7%
Dividend yield	—%	—%
Financial Instruments not Measured at Fair Value
On June 19, 2020, we issued $400 million aggregate principal amount of senior secured notes that mature on June 1, 2025 (the Notes) and used a portion of the proceeds from the Notes offering to repay the outstanding amount due under our $150 million term loan (2018 Term Loan). At December 31, 2022, the Notes were carried at a cost of $396.1 million, net of unamortized debt issuance costs of $3.9 million, and had a fair value of $405.9 million as assessed under our Level 2 hierarchy. At December 31, 2021, the Notes were carried at a cost of $394.6 million, net of unamortized debt issuance costs of $5.4 million, and had a fair value of $454.6 million.
5. Debt
Senior Secured Notes
At December 31, 2022, we had $400 million aggregate principal amount of senior secured notes outstanding. The Notes were issued pursuant to an indenture dated June 19, 2020 (the Indenture) and bear interest at a rate of 7.375%, payable semi-annually on June 1 and December 1.
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
Interest expense for the Notes includes interest and the amortization of capitalized debt issuance costs. In connection with the Notes offering, we recorded capitalized debt issuance costs of $7.4 million. Such amounts will be amortized over the contractual life of the Notes using the effective interest method. The effective interest rate on the Notes is 7.825%. At December 31, 2022 and 2021, approximately $3.9 million and $5.4 million, respectively, of unamortized debt issuance costs remained.
At December 31, 2022 and 2021, $2.5 million of accrued and unpaid interest on the Notes was included in "Accounts Payable and Accrued Expenses" on the consolidated balance sheets.
2021 Revolving Credit Facility
On November 29, 2021, we amended our $110 million senior secured revolving credit facility (the 2020 Revolving Credit Facility and as amended, the 2021 Revolving Credit Facility), expanding the lender group, increasing the revolving capacity to $250 million, and extending the maturity from February 22, 2023 to the earlier of (x) November 29, 2025, or (y) if any existing senior secured notes remain outstanding on such date, February 28, 2025. Borrowings under the 2021 Revolving Credit Facility may be used for general corporate purposes, including to support the growth of our new business production and operations, and accrue interest at a variable rate equal to, at our discretion, (i) a Base Rate (as defined in the 2021 Revolving Credit Facility) subject to a floor of 1.00% per annum) plus a margin of 0.375% to 1.875% per annum or (ii) the Adjusted Term Secured Overnight Financing Rate (SOFR, as defined in the 2021 Revolving Credit Facility) plus a margin of 1.375% to 2.875% per annum, with the margin in each of (i) or (ii) based on our applicable corporate credit rating at the time. As of December 31, 2022 and 2021, no amounts were drawn under the 2021 Revolving Credit Facility.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Under the 2021 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of December 31, 2022, the applicable commitment fee was 0.30%. For the years ended December 31, 2022 and 2021, we recorded $0.8 million and $0.4 million of commitment fees in interest expense, respectively.
We incurred debt issuance costs of $1.1 million in connection with the 2021 Revolving Credit Facility, and had $0.6 million of unamortized debt issuance costs associated with the 2020 Revolving Credit Facility remaining at the time of its amendment and replacement. Combined unamortized debt issuance will be amortized through interest expense on a straight-line basis over the contractual life of the 2021 Revolving Credit Facility. At December 31, 2022 and 2021, remaining unamortized deferred debt issuance costs were $1.2 million and $1.6 million, respectively.
We are subject to certain covenants under the 2021 Revolving Credit Facility, including, but not limited to, the following: a maximum debt-to-total capitalization ratio of 35%, compliance with the private mortgage insurer eligibility requirements (PMIERs) financial requirements (subject to any GSE approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants at December 31, 2022.
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
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the years ended December 31,
	2022	2021	2020
	(In Thousands)
Net premiums written
Direct	$577,926	$557,050	$455,172
Ceded (1)	(117,680)	(88,539)	(66,528)
Net premiums written	$460,246	$468,511	$388,644

Net premiums earned
Direct	$594,127	$536,630	$472,998
Ceded (1)	(118,861)	(92,336)	(75,826)
Net premiums earned	$475,266	$444,294	$397,172
(1)    Net of profit commission.
Excess-of-loss reinsurance
Insurance-linked notes
NMIC is a party to reinsurance agreements with Oaktown Re II Ltd., Oaktown Re III Ltd., Oaktown Re V Ltd., Oaktown Re VI Ltd., and Oaktown Re VII Ltd. (special purpose reinsurance entities collectively referred to as the Oaktown Re Vehicles) effective July 25, 2018, July 30, 2019, October 29, 2020, April 27, 2021, and October 26, 2021, respectively. Each agreement provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the respective Oaktown Re Vehicle then provides second layer loss protection up to a defined reinsurance coverage amount. NMIC then retains losses in excess of the respective reinsurance coverage amounts.
NMIC makes risk premium payments to the Oaktown Re Vehicles for the applicable outstanding reinsurance coverage amount and pays an additional amount for anticipated operating expenses (capped at $250 thousand per year). NMIC ceded aggregate premiums to the Oaktown Re Vehicles of $41.9 million, $41.3 million and $22.8 million during the years ended December 31, 2022, 2021 and 2020, respectively.
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to the Oaktown Re Vehicles during the years ended

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
December 31, 2022, 2021 and 2020, as the aggregate first layer risk retention for each applicable agreement was not exhausted during such periods.
Under the terms of each excess-of-loss reinsurance agreement, the Oaktown Re Vehicles are required to fully collateralize their outstanding reinsurance coverage amount to NMIC with funds deposited into segregated reinsurance trusts. Such trust funds are required to be invested in short-term U.S. Treasury money market funds at all times. Each Oaktown Re Vehicle financed its respective collateral requirement through the issuance of mortgage insurance-linked notes to unaffiliated investors. Such insurance-linked notes mature ten years from the inception date of each reinsurance agreement (except the notes issued by Oaktown Re VI Ltd. and Oaktown Re VII Ltd., which have a 12.5 year maturity). We refer to NMIC's reinsurance agreements with and the insurance-linked note issuances by Oaktown Re Vehicles individually as the 2018 ILN Transaction, 2019 ILN Transaction, 2020-2 ILN Transaction, 2021-1 ILN Transaction, and 2021-2 ILN Transaction, and collectively as the ILN Transactions.
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease over a ten-year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled (except the coverage provided by Oaktown Re VI Ltd. and Oaktown Re VII Ltd., which decreases over a 12.5 year period). As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction noteholders as amortization of the outstanding insurance-linked note principal balances. The outstanding reinsurance coverage amounts stop amortizing, and the collateral distribution to ILN Transaction noteholders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event). As of December 31, 2022, the 2018 ILN Transaction was deemed to be in Lock Out due to the default experience of its underlying reference pool and the 2021-2 ILN Transaction was deemed to be in Lock Out in connection with the initial build of its target credit enhancement level. As such, the amortization of reinsurance coverage, and distribution of collateral assets and amortization of insurance-linked notes was suspended for both ILN Transactions. The amortization of reinsurance coverage, distribution of collateral assets and amortization of insurance-linked notes issued in connection with the 2018 and 2021-2 ILN Transactions will remain suspended for the duration of the Lock-Out Event for each respective ILN Transaction, and during such period assets will be preserved in the applicable reinsurance trust account to collateralize the excess-of-loss reinsurance coverage provided to NMIC. Effective August 31, 2022, a Lock-Out Event for the 2019 ILN Transaction was deemed to have cleared and amortization of the associated reinsurance coverage, and distribution of collateral assets and amortization of the associated insurance-linked notes resumed.
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
Effective March 25, 2022 and April 25, 2022, NMIC exercised its optional clean-up call to terminate and commute its previously outstanding excess of loss reinsurance agreements with Oaktown Re Ltd. and Oaktown Re IV Ltd., respectively. In connection with the termination and commutation of each respective agreement, the insurance-linked notes issued by Oaktown Re Ltd. and Oaktown Re IV Ltd. were redeemed in full with a distribution of remaining collateral assets.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding ILN Transaction. Current amounts are presented as of December 31, 2022.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2018 ILN Transaction	July 25, 2018	1/1/2017 - 5/31/2018	$264,545	$158,489	$125,312	$122,202
2019 ILN Transaction	July 30, 2019	6/1/2018 - 6/30/2019	326,905	204,127	123,424	122,257
2020-2 ILN Transaction	October 29, 2020	4/1/2020 - 9/30/2020 (2)	242,351	95,729	121,777	121,177
2021-1 ILN Transaction	April 27, 2021	10/1/2020 - 3/31/2021 (3)	367,238	305,139	163,708	163,665
2021-2 ILN Transaction (5)	October 26, 2021	4/1/2021 - 9/30/2021 (4)	363,596	363,596	146,229	146,204
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
(5)    As of December 31, 2022, the current reinsurance coverage amount on the 2021-2 ILN Transactions is equal to the initial reinsurance coverage amount, as the reinsurance coverage provided by Oaktown Re VII Ltd. will not begin to amortize until its target credit enhancement level is reached.

Under the terms of our ILN Transactions, we are required to maintain a certain level of restricted funds in premium deposit accounts with Bank of New York Mellon until the respective notes have been redeemed in full. "Cash and cash equivalents" on our consolidated balance sheet includes restricted amounts of $2.2 million and $3.2 million as of December 31, 2022 and 2021, respectively. The restricted balances required under these transactions will decline over time as the outstanding principal balance of the respective insurance-linked notes are amortized.
Traditional reinsurance
NMIC is a party to three excess-of-loss reinsurance agreements with broad panels of third-party reinsurers – the 2022-1 XOL Transaction, effective April 1, 2022, the 2022-2 XOL Transaction, effective July 1, 2022, and the 2022-3 XOL Transaction, effective October 1, 2022 – which we refer to collectively as the XOL Transactions. Each XOL Transaction provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the reinsurers then provide second layer loss protection up to a defined reinsurance coverage amount. The reinsurance coverage amount of each XOL Transaction is set to approximate the PMIERs minimum required assets of its reference pool and decreases from the inception of each respective agreement over a ten-year period in the event the PMIERs minimum required assets of the pool declines. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
Under the terms of the XOL Transactions, NMIC makes risk premium payments to its third-party reinsurance providers for the outstanding reinsurance coverage amount and ceded aggregate premiums of $13.9 million during the year ended December 31, 2022. NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each agreement. NMIC did not cede any incurred losses on covered policies under the XOL Transactions during the year ended December 31, 2022, as the aggregate first layer risk retention for each agreement was not exhausted during the period.
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding XOL Transaction. Current amounts are presented as of December 31, 2022.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2022-1 XOL Transaction	April 1, 2022	10/1/2021 - 3/31/2022 (2)	$289,741	$282,906	$133,366	$133,366
2022-2 XOL Transaction	July 1, 2022	4/1/2022 - 6/30/2022 (3)	154,306	151,013	78,906	78,906
2022-3 XOL Transaction	October 1, 2022	7/1/2022 - 9/30/2022	96,779	95,825	106,265	106,265
(1)    NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure and cedes reserves for incurred claims and claim expenses to each applicable XOL Transaction and recognizes a reinsurance recoverable if such incurred claims and claim expenses exceed its current first layer retained loss.
(2)     Approximately 1% of the production covered by the 2022-1 XOL Transaction has coverage reporting dates between October 21, 2019 and September 30, 2021.
(3)     Approximately 1% of the production covered by the 2022-2 XOL Transaction has coverage reporting dates between January 4, 2021 and March 31, 2022.

Quota share reinsurance
NMIC is a party to seven quota share reinsurance treaties – the 2016 QSR Transaction, effective September 1, 2016, the 2018 QSR Transaction, effective January 1, 2018, the 2020 QSR Transaction, effective April 1, 2020, the 2021 QSR Transaction, effective January 1, 2021, the 2022 QSR Transaction, effective October 1, 2021, the 2022 Seasoned QSR Transaction, effective July 1, 2022 and the 2023 QSR Transaction, effective January 1, 2023 – which we refer to collectively as the QSR Transactions. Under each of the QSR Transactions, NMIC cedes a proportional share of its risk on eligible policies to panels of third-party reinsurance providers. Each of the third-party reinsurance providers that is party to the QSR Transactions has an insurer financial strength rating of A- or better by S&P, A.M. Best or both.
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
In connection with the 2022 QSR Transaction, NMIC entered into the 2023 QSR Transaction as a springing back-to-back quota share agreement. Under the terms of the 2023 QSR Transaction, NMIC cedes premiums earned related to 20% of the risk on eligible policies written from January 1, 2023 to December 31, 2023. The 2023 QSR Transaction is scheduled to terminate on December 31, 2033. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2026 or semi-annually thereafter, which would result in NMIC recapturing the related risk.
Under the terms of the 2022 Seasoned QSR Transaction, NMIC cedes premiums earned related to 95% of the net risk on eligible policies primarily for a seasoned pool of mortgage insurance policies that had previously been covered under the retired Oaktown Re Ltd. and Oaktown Re IV Ltd. reinsurance transactions, after the consideration of coverage provided by other QSR

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Transactions. The 2022 Seasoned QSR Transaction is scheduled to terminate on June 30, 2032. NMIC has the option, based on certain conditions, to terminate the agreement as of June 30, 2025 or quarterly thereafter through December 31, 2027 with the payment of a termination fee, and as of March 31, 2028 or quarterly thereafter without the payment of a termination fee. Such termination would result in NMIC recapturing the related risk.
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
The following table shows amounts related to the QSR Transactions:

	As of and for the years ended December 31,
	2022	2021	2020
	(In Thousands)
Ceded risk-in-force	$12,617,169	$8,194,604	$5,543,969
Ceded premiums earned	(143,747)	(110,140)	(94,899)
Ceded claims and claim expenses	1,620	3,233	14,002
Ceding commission earned	32,314	23,473	18,526
Profit commission	80,714	59,104	41,902
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
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. NMIC's reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to the 2016 QSR Transaction was $2.6 million and $4.6 million as of December 31, 2022 and 2021, respectively.
In accordance with the terms of the 2018, 2020, 2021, 2022 and 2023 QSR and 2022 Seasoned QSR Transactions, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also recognized quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The aggregate reinsurance recoverable on loss reserves related to the 2018, 2020, 2021 and 2022 QSR and 2022 Seasoned QSR Transactions was $19.0 million and $15.7 million as of December 31, 2022 and 2021, respectively.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
7. Reserves for Insurance Claims and Claim Expenses
We hold gross reserves in an amount equal to the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. A loan is considered to be in "default" as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as IBNR reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. As of December 31, 2022, we had 4,449 primary loans in default and held gross reserves for insurance claims and claim expenses of $99.8 million. During the year ended December 31, 2022, we paid 81 claims totaling $1.7 million, including 78 claims covered under the QSR Transactions representing $0.3 million of ceded claims and claim expenses.
In 2013, we entered into a pool insurance transaction with Fannie Mae. The pool transaction includes a deductible, which represents the amount of claims to be absorbed by Fannie Mae before we are obligated to pay any claims. We only establish reserves for pool risk if we expect claims to exceed this deductible. At December 31, 2022, 49 loans in the pool were in default. These 49 loans represented approximately $3.7 million of RIF. Due to the size of the remaining deductible, our expectation that a limited number of loans in default will progress to a claim and the expected severity on such claim submissions (all loans in the pool had LTV ratios under 80% at origination), we did not establish any case or IBNR reserves for pool risk at December 31, 2022. In connection with the settlement of pool claims, we applied $1.0 million to the pool deductible through December 31, 2022. At December 31, 2022, the remaining pool deductible was $9.4 million. We have not paid any pool claims to date. 100% of our pool RIF is reinsured under the 2016 QSR Transaction.
We had 4,449 loans in default in our primary insured portfolio as of December 31, 2022 which represented a 0.75% default rate against 594,142 total policies in-force. We had 6,227 loans in default in our primary insured portfolio as of December 31, 2021, which represented a 1.22% default rate against 512,316 total policies in-force.

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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim (benefits) expenses:

	For the years ended December 31,
	2022	2021	2020
	(In Thousands)
Beginning balance	$103,551	$90,567	$23,752
Less reinsurance recoverables (1)	(20,320)	(17,608)	(4,939)
Beginning balance, net of reinsurance recoverables	83,231	72,959	18,813

Add claims incurred:
Claims and claim (benefits) expenses incurred:
Current year (2)	45,168	23,433	66,943
Prior years (3)	(48,762)	(11,128)	(7,696)
Total claims and claim (benefits) expenses incurred	(3,594)	12,305	59,247

Less claims paid:
Claims and claim expenses paid:
Current year (2)	74	16	586
Prior years (3)	1,314	2,017	4,515
Total claims and claim expenses paid	1,388	2,033	5,101

Reserve at end of period, net of reinsurance recoverables	78,249	83,231	72,959
Add reinsurance recoverables (1)	21,587	20,320	17,608
Ending balance	$99,836	$103,551	$90,567
(1)    Related to ceded losses recoverable under the QSR Transactions. See Note 6, "Reinsurance" for additional information.
(2) Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $39.9 million attributed to net case reserves and $4.5 million attributed to net IBNR reserves for the year ended December 31, 2022, $18.1 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the year ended December 31, 2021, and $60.8 million attributed to net case reserves and $5.0 million attributed to net IBNR reserves for the year ended December 31, 2020.
(3) Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $42.5 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the year ended December 31, 2022, $6.3 million attributed to net case reserves and $5.0 million attributed to net IBNR reserves for the year ended December 31, 2021, and $6.2 million attributed to net case reserves and $1.3 million attributed to net IBNR reserves for the year ended December 31, 2020.

The "claims incurred" section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $41.5 million related to prior year defaults remained as of December 31, 2022.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The following tables provide claim development data by accident year and a reconciliation to the reserve for insurance claims and claim expenses:

	Cumulative Incurred Claims and Allocated Claims Adjustment Expenses, net of Reinsurance (1)										As of December 31, 2022
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Total of IBNR	Defaults (2)
($ in Thousands)
2013	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	—
2014		83	34	4	4	4	4	4	4	4	—	—
2015			699	664	743	764	894	894	894	894	—	—
2016				2,394	1,568	1,790	1,934	1,936	1,930	1,893	1	2
2017					6,028	3,475	3,570	3,807	3,716	3,718	5	7
2018						7,779	5,271	4,709	4,533	4,282	28	23
2019							14,391	7,229	5,781	4,604	80	98
2020								65,769	56,154	18,862	1,271	427
2021									22,847	14,337	612	494
2022										44,334	2,467	3,398
									Total	$92,928	$4,464	4,449
(1)    Amounts include case and IBNR reserves.
(2)    Number of defaults outstanding as of December 31, 2022.

	Cumulative Paid Claims and Claims Adjustment Expenses, net of Reinsurance
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(In Thousands)
2013	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2014		—	4	4	4	4	4	4	4	4
2015			50	246	684	720	804	894	894	894
2016				171	890	1,596	1,826	1,827	1,877	1,878
2017					27	1,655	2,925	3,494	3,640	3,655
2018						130	1,981	3,537	3,780	3,909
2019							69	2,368	3,212	3,534
2020								586	1,320	1,909
2021									16	274
2022										74
									Total	$16,131

Reconciliation of Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
(In Thousands)
As of December 31, 2022
Cumulative Incurred Claims and Allocated Claims Adjustment Expenses, net of Reinsurance	$92,928
Cumulative Paid Claims and Claims Adjustment Expenses, net of Reinsurance	16,131
Liabilities for unpaid claims and allocated claims adjustment expenses, net of reinsurance	76,797
Reinsurance recoverable on unpaid claims	21,587
Unallocated claims adjustment expenses	1,452
Total gross liability for unpaid claims and claim adjustment expenses	$99,836

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The following table shows the average percentage of claims and allocated claims adjustment expenses paid in the years following the incurrence of a claim as of December 31, 2022:

	Average annual percentage payout of incurred claims and allocated claims adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9
Claims duration disclosure	3%	38%	25%	7%	3%	3%	0%	0%	0%
8. Earnings per Share
Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and common stock equivalents that would be issuable upon the vesting of service based and performance and service-based RSUs, and the exercise of vested and unvested stock options and outstanding warrants. The number of shares issuable for RSUs subject to performance and service based vesting requirements are only included in diluted shares if the relevant performance measurement period has commenced and results during such period meet the necessary performance criteria.
The following table reconciles the net income and the weighted average shares of common stock outstanding used in the computations of basic and diluted EPS of common stock:

	For the years ended December 31,
	2022	2021	2020
	(In Thousands, except for per share data)
Net income	$292,902	$231,130	$171,566
Basic weighted average shares outstanding	84,921	85,620	78,023
Basic earnings per share	$3.45	$2.70	$2.20

Net income	$292,902	$231,130	$171,566
Gain from change in fair value of warrant liability	(1,113)	(566)	(2,907)
Diluted net income	$291,789	$230,564	$168,659

Basic weighted average shares outstanding	84,921	85,620	78,023
Dilutive effect of issuable shares	1,078	1,265	1,240
Diluted weighted average shares outstanding	85,999	86,885	79,263

Diluted earnings per share	$3.39	$2.65	$2.13

Anti-dilutive shares	18	3	58

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
No warrants remained outstanding as of December 31, 2022. During the year ended December 31, 2022, 110 thousand warrants were exercised resulting in the issuance of 84 thousand shares of common stock. Upon exercise, we reclassified approximately $1.3 million of warrant fair value from warrant liability to additional paid-in capital. During the year ended December 31, 2021, 113 thousand warrants were exercised resulting in the issuance of 86 thousand shares of common stock. Upon exercise, we reclassified approximately $1.5 million of warrant fair value from warrant liability to additional paid-in capital.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
10. Share-Based Compensation
Share-based compensation includes stock options, service-based RSUs and performance and service based RSUs granted under our 2012 Stock Incentive Plan (2012 Plan) and our Amended and Restated 2014 Omnibus Incentive Plan (2014 Plan, and together with the 2012 Plan, the Stock Plans).
The 2012 Plan was approved by the Board on April 16, 2012 and authorized 5.5 million shares of common stock to be reserved for issuance, with limits of 3.85 million shares available for stock option issuance and 1.65 million shares available for RSU issuance. The 2012 Plan expired on April 24, 2022, with all unissued shares of common stock remaining under the 2012 Plan expiring thereafter. Share-based compensation previously issued under the 2012 Plan remains outstanding following the 2012 Plan expiry to the extent non-exercised or non-vested.
The 2014 Plan was originally approved by our stockholders at our annual meeting on May 8, 2014 and authorized 4.0 million shares of common stock to be reserved for issuance. On May 11, 2017, our stockholders approved amendments to the 2014 Plan at our annual stockholder meeting, authorizing an additional 2.0 million shares of common stock for issuance, increasing the total shares of common stock reserved for issuance under the plan to 6.0 million with the full amount available to be issued as either RSUs or options. On May 12, 2022, our stockholders approved further amendments to the 2014 Plan, authorizing an additional 2.25 million shares of common stock for issuance, increasing the total shares of common stock reserved for issuance under the plan to 8.25 million with the full amount available to be issued as either RSUs or options. These shares may be either authorized but unissued shares or treasury shares. Options granted under the 2014 Plan are non-qualified stock options and may be granted to employees, directors and other key persons. The exercise price per share for options covered by the 2014 Plan is determined by the Board at the time of grant, but shall not be less than the fair market value of our common stock, defined as the closing price of our common stock, on the date of the grant. The term of the stock option grants is established by the Board, but no stock option shall be exercisable more than ten years after the date the stock option was granted. The vesting period of the stock option grants is also established by the Board at the time of grant and is generally expected to be a three-year period.
For the years ended December 31, 2022, 2021 and 2020, we incurred $15.4 million, $16.7 million and $11.1 million, respectively, of expenses related to awards granted under the Stock Plans. We recognized gross income tax benefits of $3.2 million, $3.5 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
A summary of option activity during the years ended December 31, 2022, 2021 and 2020, is as follows:

For the year ended December 31, 2022	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
	(Shares in Thousands)
Options outstanding at December 31, 2021	1,371	$5.07	$13.78
Options granted	—	—	—
Options exercised	(225)	5.79	15.30
Options forfeited	—	—	—
Options expired	—	—	—
Options outstanding at December 31, 2022	1,146	$4.93	$13.48

For the year ended December 31, 2021	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
	(Shares in Thousands)
Options outstanding at December 31, 2020	1,493	$5.02	$13.59
Options granted	—	—	—
Options exercised	(122)	4.43	11.42
Options forfeited	—	—	—
Options expired	—	—	—
Options outstanding at December 31, 2021	1,371	$5.07	$13.78

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

For the Year Ended December 31, 2020	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
	(Shares in Thousands)
Options outstanding at December 31, 2019	1,928	$4.84	$13.04
Options granted	—	—	—
Options exercised	(435)	4.21	11.17
Options forfeited	—	—	—
Options expired	—	—	—
Options outstanding at December 31, 2020	1,493	$5.02	$13.59
As of December 31, 2022, there were 1.1 million fully vested and exercisable options. During the year ended December 31, 2022, 0.2 million options were exercised with an aggregate intrinsic value of $2.0 million.
The weighted average exercise price for fully vested and exercisable options outstanding as of December 31, 2022 was $13.48 and the weighted average remaining contractual life of such options was 3.69 years as of December 31, 2022. The aggregate intrinsic value of such fully vested and exercisable options was $8.6 million as of December 31, 2022.
No stock options were granted during the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, all outstanding options had vested and no unrecognized compensation cost related to non-vested stock options remained.
A summary of RSU activity during the years ended December 31, 2022, 2021 and 2020 is as follows:

For the year ended December 31, 2022	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2021	1,075	$23.59
Restricted stock units granted	691	23.53
Restricted stock units vested	(511)	22.63
Restricted stock units forfeited	(65)	21.90
Non-vested restricted stock units at December 31, 2022	1,190	$24.06

For the year ended December 31, 2021	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2020	1,062	$21.61
Restricted stock units granted	589	23.73
Restricted stock units vested	(536)	19.98
Restricted stock units forfeited	(40)	21.58
Non-vested restricted stock units at December 31, 2021	1,075	$23.59

For the Year Ended December 31, 2020	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2019	1,202	$18.67
Restricted stock units granted	646	22.67
Restricted stock units vested	(664)	17.68
Restricted stock units forfeited	(122)	19.55
Non-vested restricted stock units at December 31, 2020	1,062	$21.61
At December 31, 2022, we had 1.2 million granted and non-vested RSUs, consisting of 0.8 million RSUs that are subject to service condition vesting requirements and 0.4 million RSUs that are subject to performance and service condition vesting requirements. The total fair value of RSUs vested during the year ended December 31, 2022 was $11.6 million. The remaining

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
weighted average contractual life of non-vested RSUs was 1.27 years. As of December 31, 2022 and 2021, there was $10.2 million and $8.8 million of total unrecognized compensation costs related to non-vested RSUs, respectively. The weighted-average period over which total remaining unrecognized compensation costs related to non-vested RSUs outstanding at December 31, 2022 will be recognized is 1.28 years.
Non-vested RSUs subject to service condition vesting requirements vest over a period ranging from one to three years. Non-vested RSUs subject to performance and service condition vesting requirements vest after a three-year period, with the number of shares issued upon vesting based on the actual achievement of compound annual book value per share growth compared to a target established at the time of grant. The grant date fair value of non-vested RSUs is measured as the closing price of our common stock on the date of grant less the present value of anticipated dividends to be paid during the vesting period.
401(k) Savings Plan
We offer our employees a 401(k) Savings Plan (401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (IRC). Under the 401(k) Plan, we match up to 100% of eligible employees' pre-tax contributions up to 5% of eligible compensation. During the years ended December 31, 2022, 2021 and 2020, we incurred approximately $2.0 million, $2.0 million and $2.2 million of expense related to our matching 401(k) Plan contributions, respectively.
11. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. NMIH files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries.
Total income tax expense consists of the following components:

	For the years ended December 31,
	2022	2021	2020
	(In Thousands)
Current	$10	$85	$34
Deferred	84,393	65,510	46,506
Total income tax expense	$84,403	$65,595	$46,540
For the years ended December 31, 2022, 2021 and 2020, we had income tax expenses of $84.4 million, $65.6 million, and $46.5 million, respectively, including amounts related to current state income taxes and changes to our federal and state net deferred tax liability.
The following table presents a reconciliation between the federal statutory income tax rate and our effective income tax rate:

	For the years ended December 31,
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State provision	0.6	0.5	0.5
Share-based and other compensation	0.5	0.6	0.1
Warrant gain	(0.1)	—	(0.3)
Other	0.4	—	—
Effective income tax rate	22.4%	22.1%	21.3%

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The components of our net deferred tax liability are summarized as follows:

	As of December 31,
	2022	2021
Deferred tax asset:	(In Thousands)
Unrealized loss on investments	$53,205	$—
Net operating loss carry forwards	8,898	8,759
Share-based compensation	6,320	6,090
Unearned premium reserve	5,264	5,878
Accrued expenses	1,430	2,852
Other	957	1,067
Total gross deferred tax asset	76,074	24,646
Less: valuation allowance	(8,888)	(8,582)
Total deferred tax asset	67,186	16,064
Deferred tax liability:
Contingency reserve	(242,192)	(157,919)
Deferred acquisition costs	(12,653)	(12,797)
Capitalized software	(4,737)	(7,286)
Unrealized gain on investments	—	(1,503)
Other	(1,463)	(734)
Total deferred tax liability	(261,045)	(180,239)
Net deferred income tax (liability)	$(193,859)	$(164,175)
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent.
During the years ended December 31, 2022, 2021 and 2020, we purchased $65.2 million, $42.9 million and $38.8 million, of tax and loss bonds, respectively. As a result, we had no current federal income tax provision for the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022 and 2021, we held $154.4 million and $89.2 million of tax and loss bonds, respectively, in "Prepaid federal income taxes" on our consolidated balance sheets.

At December 31, 2022, we had a federal net operating loss carryforward of $1.5 million which expires in varying amounts in 2030 and 2031, and state net operating loss carryforward of $133.2 million which expire in varying amounts from 2031 to 2043. Section 382 of the IRC imposes annual limitations on a corporation's ability to utilize its net operating loss carryforwards if it experiences an "ownership change." As a result of the acquisition of our insurance subsidiaries in 2012, $7.3 million of federal net operating losses were subject to annual limitations of $0.8 million through 2016, $0.5 million in 2017 and $0.3 million, thereafter, through 2028. Our federal net operating loss carryforward arises from this limitation and the constraint on our ability to utilize the net operating loss carryforward in full during the current period.

At December 31, 2022 and 2021, we recorded valuation allowances of $8.9 million and $8.6 million, respectively, against state net deferred tax assets that may not be realized in future periods. The valuation allowances for both years primarily relate to state net operating losses generated by NMIH, as NMIH operates at a loss and currently only generates revenue from its investment portfolio.

As of December 31, 2022 and 2021, we had zero reserves for unrecognized tax benefits as we have taken no material uncertain tax positions that would have required a reserve to be measured and recognized.

We file income tax returns with the U.S. federal government and various state jurisdictions that are subject to potential examination by tax authorities. We are not currently under examination by federal or state jurisdictions. Our U.S. federal income tax returns for 2019 and subsequent years, and state income tax returns for 2018 and subsequent years, remain open by statute.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
12. Software and Equipment
Software and equipment consist largely of capitalized software developed to support our mortgage insurance operations. Software and equipment, net of accumulated amortization and depreciation, as of December 31, 2022 and 2021, consists of the following:

	December 31, 2022	December 31, 2021
	(In Thousands)
Software	$83,016	$72,481
Equipment	10,731	9,654
Leasehold improvements	2,511	3,402
Subtotal	96,258	85,537
Accumulated amortization and depreciation	(64,328)	(53,490)
Software and equipment, net	$31,930	$32,047
Capitalized costs for software, equipment, and leasehold improvements during the years ended December 31, 2022, 2021 and 2020 were $11.8 million, $13.6 million and $14.5 million, respectively. Amortization and depreciation expense for software, equipment, and leasehold improvements for the years ended December 31, 2022, 2021 and 2020 were $11.9 million, $11.2 million and $9.9 million, respectively.
13. Intangible Assets and Goodwill
Intangible assets and goodwill consist of identifiable intangible assets and goodwill purchased in connection with the acquisition of our insurance subsidiaries. Intangible assets and goodwill as of both December 31, 2022 and 2021 were as follows:

	(In Thousands)	Expected Lives
Goodwill	$3,244	Indefinite
State licenses	260	Indefinite
GSE applications	130	Indefinite
Total intangible assets and goodwill	$3,634
We test goodwill and intangible assets for impairment annually or more frequently if we believe indicators of impairment exist. No impairments of indefinite-lived intangibles or goodwill were identified during the years ended December 31, 2022, 2021 and 2020.
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
Under the PMIERs, approved insurers must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an approved insurer's RIF, assessed on a loan-by-loan basis against certain risk-based factors derived from tables set out in the PMIERs, which is then adjusted on an aggregate basis for reinsurance transactions approved by the GSEs, such as with respect to our ILN Transactions, XOL Transactions and QSR Transactions. The aggregate gross risk-based required asset amount for performing, primary insurance is subject to a floor of 5.6% of performing, primary adjusted RIF, and the risk-based required asset amount for pool insurance considers both factors in the PMIERs tables and the net remaining stop loss for each pool insurance policy.
By April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. We certified to the GSEs by April 15, 2022, that NMIC was in full compliance with the PMIERs as of December 31, 2021. NMIC

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of a failure to meet one or more of the PMIERs requirements. We continuously monitor NMIC's compliance with the PMIERs.
Leases
We have two operating lease agreements related to our corporate headquarters and a data center facility for which we recognized operating ROU assets and lease liabilities of $10.4 million and $12.1 million in "Other assets" and "Other liabilities," respectively, on our consolidated balance sheets as of December 31, 2022. As of December 31, 2021, we recognized operating ROU assets and lease liabilities of $2.6 million and $2.9 million, respectively. As of December 31, 2022 and 2021, we did not have any finance leases.
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
We did not enter any new operating leases or recognize any new ROU assets or lease liabilities during the year ended December 31, 2021.
The following table provides a summary of our ROU asset and lease liability assumptions as of December 31, 2022:

Weighted-average remaining lease term	7.1 years
Weighted-average discount rate	6.50%
Cash paid on our operating leases for the years ended December 31, 2022, 2021 and 2020 was $0.8 million, $2.6 million and $2.5 million and lease expense incurred was $2.0 million, $2.3 million and $2.3 million during each respective period.
Future payments due under our existing operating leases as of December 31, 2022 are as follows:

Years ending December 31,	(In Thousands)
2023	$1,477
2024	2,080
2025	2,128
2026	2,190
2027	2,256
2028 and thereafter	5,317
Total undiscounted lease payments	15,448
Less effects of discounting	(3,362)
Present value of lease payments	$12,086
Lease expense is recorded in underwriting and operating expenses on the consolidated statement of operations and comprehensive income. Our existing leases have original terms that range from two to eight years. The lease for our corporate headquarters includes an option to renew for an additional five years at prevailing market rates at time of renewal. This renewal option is not included in the calculation of future lease payments due under the existing lease as presented above as it is not reasonably certain to be exercised.
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
We are currently monitoring litigation regarding the refund of certain mortgage insurance premiums as it pertains to provisions of the Homeowners Protection Act and have been named as a defendant in one such case. We are unable to assess the outcome of such litigation at this time or its potential impact on us.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
15. Common Stock
As of December 31, 2022 and 2021, we had 83.5 million and 85.8 million outstanding shares of Class A common stock, respectively. Holders of our common stock have no preemptive or conversion rights or other subscription rights, and there are no redemption or sinking fund provisions applicable to the common stock. Each holder of our common stock is entitled to one vote per share on all matters to be voted upon by stockholders, and there are no cumulative voting rights. Holders of common stock are entitled to receive dividends ratably if any are declared.
Share repurchase program
On February 10, 2022, our Board of Directors approved a $125 million share repurchase program effective through December 31, 2023. The authorization provides us the flexibility to repurchase stock from time to time in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. During the year ended December 31, 2022, we repurchased 2.9 million shares at an average price of $19.34 per share (excluding associated costs) pursuant to trading plans under Rule 10b-18 and Rule 10b5-1 of the Exchange Act. As of December 31, 2022, $68.4 million of repurchase authority remained available under the program.
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
The following table presents NMIC's statutory net income (loss), statutory surplus, contingency reserve, statutory capital and risk-to-capital (RTC) ratio as of and for the years ended December 31, 2022, 2021 and 2020:

	As of and for the years ended December 31,
	2022	2021	2020
	(In Thousands)
Statutory net income (loss)	$107,418	$34,975	$(20,534)

Statutory surplus	980,225	893,848	865,673
Contingency reserve	1,266,038	1,036,639	759,946
Statutory capital (1)	$2,246,263	$1,930,487	$1,625,619

Risk-to-capital	11.1:1	11.6:1	12.0:1
(1)    Represents the total of the statutory surplus and contingency reserve.

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
As of December 31, 2022, NMIC's performing primary RIF, net of reinsurance, was approximately $25.0 billion and its RTC ratio was 11.1:1. As of December 31, 2021, NMIC's performing primary RIF, net of reinsurance, was approximately $22.3 billion and its RTC ratio was 11.6:1.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Effective October 1, 2021, the reinsurance agreement between NMIC and Re One was commuted and all ceded risk was transferred back to NMIC. Following the commutation, Re One has no risk in force or further obligation on future claims. Re One recorded a statutory loss of $58 thousand for the year ended December 31, 2022, and statutory income of $3.0 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively. Re One had $5.6 million of statutory capital at December 31, 2022 and 2021.
Debt Service Allocation
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
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs that may restrict their ability to pay dividends to NMIH. Under Wisconsin law, NMIC and Re One may pay dividends up to specified levels (i.e., "ordinary" dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts (i.e.,"extraordinary" dividends), are subject to the Wisconsin OCI's prior approval. Under Wisconsin law, an extraordinary dividend is defined as any payment or distribution that together with other dividends and distributions made within the preceding twelve months exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the twelve-month period ending the preceding December 31. During the year ended December 31, 2022, NMIC paid a $34.9 million ordinary course dividend to NMIH. NMIC has the capacity to pay aggregate ordinary dividends of $98.0 million to NMIH during the twelve-month period ending December 31, 2023.
As an approved insurer under PMIERs, NMIC would generally be subject to additional restrictions on its ability to pay dividends to NMIH if it failed to meet the financial requirements prescribed by PMIERs. Approved insurers that fail to meet the prescribed PMIERs financial requirements are not permitted to pay dividends without prior approval from the GSEs.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
17. Quarterly Financial Data (Unaudited)

	2022 Quarters				2022
	First	Second	Third	Fourth	Year
	(In Thousands, except per share data)
Net premiums earned	$116,495	$120,870	$118,317	$119,584	$475,266
Net investment income	10,199	10,921	11,945	13,341	46,406
Net realized investment gains	408	53	14	6	481
Other revenues	339	376	301	176	1,192
Insurance claims and claim (benefit) expenses	(619)	(3,036)	(3,389)	3,450	(3,594)
Underwriting and operating expenses	32,935	30,700	27,144	26,711	117,490
Service expenses	430	336	197	131	1,094
Interest expense	8,041	8,051	8,036	8,035	32,163
Gain from change in fair value of warrant liability	(93)	(1,020)	—	—	(1,113)
Income before income taxes	86,747	97,189	98,589	94,780	377,305
Income tax expense	19,067	21,745	21,751	21,840	84,403
Net income	$67,680	$75,444	$76,838	$72,940	$292,902

Basic earnings per share (1)	$0.79	$0.88	$0.91	$0.87	$3.45
Diluted earnings per share (1)	$0.77	$0.86	$0.90	$0.86	$3.39

Weighted average common shares outstanding - basic	85,953	85,734	84,444	83,592	84,921
Weighted average common shares outstanding - diluted	87,310	86,577	85,485	84,809	85,999
(1)    Due to the use of weighted average shares outstanding when calculating EPS, the sum of quarterly per share data may not equal the per share data for the year.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

	2021 Quarters				2021
	First	Second	Third	Fourth	Year
	(In Thousands, except per share data)
Net premiums earned	$105,879	$110,888	$113,594	$113,933	$444,294
Net investment income	8,814	9,382	9,831	10,045	38,072
Net realized investment gains	—	12	3	714	729
Other revenues	501	483	613	380	1,977
Insurance claims and claim expenses (benefits)	4,962	4,640	3,204	(500)	12,305	(2)
Underwriting and operating expenses	34,065	34,725	34,669	38,843	142,303	(2)
Service expenses	591	481	787	650	2,509
Interest expense	7,915	7,922	7,930	8,029	31,796
Loss (gain) from change in fair value of warrant liability	205	(658)	—	(112)	(566)	(2)
Income before income taxes	67,456	73,655	77,451	78,162	296,725	(2)
Income tax expense	14,565	16,133	17,258	17,639	65,595
Net income	$52,891	$57,522	$60,193	$60,523	$231,130	(2)

Basic earnings per share (1)	$0.62	$0.67	$0.70	$0.71	$2.70
Diluted earnings per share (1)	$0.61	$0.65	$0.69	$0.69	$2.65

Weighted average common shares outstanding - basic	85,317	85,647	85,721	85,757	85,620
Weighted average common shares outstanding - diluted	86,487	86,819	86,880	87,117	86,885
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which appears below.
There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
NMI Holdings, Inc.
Emeryville, California
Opinion on Internal Control over Financial Reporting
We have audited NMI Holdings, Inc.'s (the "Company's") internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company and subsidiaries at December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022 and the related notes and financial statement schedules listed in the accompanying index and our report dated February 14, 2023 expressed an unqualified opinion thereon.
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

/s/ BDO USA, LLP
San Francisco, California
February 14, 2023

Item 9B. Other Information
    None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
    Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2022. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2022. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2022. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
    The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2022. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2022. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1.    Financial Statements — See the "Index to Financial Statements" included in Item 8 of this report for a list of the financial statements filed as part of this report.
2.    Financial Statement Schedules — See the "Index to Financial Statement Schedules" on page 137 of this report for a list of the financial statement schedules filed as part of this report.
3.    Exhibits

Exhibit Number	Description

3.1
Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

3.2	Fourth Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to our Form 8-K, filed on November 10, 2022)
4.1
Indenture, dated as of June 19, 2020, among NMI Holdings, Inc., NMI Services, Inc. as the Initial Guarantor, and the Bank of New York Mellon Trust Company, N.A. as Trustee and Notes Collateral Agent (incorporated herein by reference to Exhibit 4.1 to our Form 8-K, filed on June 19, 2020)

4.2	Description of Securities (incorporated by reference to Exhibit 4.8 to our Form 10-8, filed on February 16, 2022)
10.1 ~	NMI Holdings Inc. 2012 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Form S-1 Registration Statement (registration No. 333-191635), filed on October 9, 2013)
10.2 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Restricted Stock Unit Award Agreement (For Management) (Other than CEO and CFO) (incorporated herein by reference to Exhibit 10.3 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.3 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement (For CEO and CFO) (incorporated herein by reference to Exhibit 10.5 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.4 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement (For Management) (incorporated herein by reference to Exhibit 10.6 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.5 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement (For Non-Employee Directors) (incorporated herein by reference to Exhibit 10.7 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)

10.6 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement (For CEO/CFO) (incorporated herein by reference to Exhibit 10.8 to our Form 10-K, filed on February 17, 2017)

10.7 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement (For Employees) (incorporated herein by reference to Exhibit 10.9 to our Form 10-K, filed on February 17, 2017)

10.8 ~
Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Restricted Stock Unit Award Agreement (For Independent Directors) (incorporated herein by reference to Exhibit 10.30 to our Form 10-Q, filed on May 2, 2019)

10.9 ~	Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Restricted Stock Unit Award Agreement (For Employees) (incorporated herein by reference to Exhibit 10.31 to our Form 10-Q, filed on May 2, 2019)
10.10 ~	Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Agreement (For Employees) (incorporated herein by reference to Exhibit 10.32 to our Form 10-Q, filed on May 2, 2019)
10.11 ~	NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan (incorporated herein by reference to Appendix A to our 2022 Annual Proxy Statement, filed on March 29, 2022)
10.12 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For CEO) (incorporated herein by reference to Exhibit 10.19 to our Form 10-Q filed on August 1, 2017)

10.13 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Executive Officers) (incorporated herein by reference to Exhibit 10.20 to our Form 10-Q filed on August 1, 2017)

10.14 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Employees) (incorporated herein by reference to Exhibit 10.21 to our Form 10-Q filed on August 1, 2017)

10.15 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Independent Directors) (incorporated herein by reference to Exhibit 10.22 to our Form 10-Q filed on August 1, 2017)

10.16 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement (For CEO) (incorporated herein by reference to Exhibit 10.23 to our Form 10-Q filed on August 1, 2017)

10.17 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement (For Executive Officers and Employees) (incorporated herein by reference to Exhibit 10.24 to our Form 10-Q filed on August 1, 2017)

10.18 ~
Form of NMI Holdings, Inc. 2014 Omnibus Incentive Plan Performance Based Restricted Stock Unit Award Agreement (For CEO) (incorporated herein by reference to Exhibit 10.26 to our Form 10-K, filed on February 17, 2017)

10.19 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Based) (incorporated herein by reference to Exhibit 10.38 to our Form 10-Q, filed on May 7, 2020)

10.20 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Independent Directors (incorporated herein by reference to Exhibit 10.33 to our Form 10-Q, filed on May 2, 2019)

10.21 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Employees (incorporated herein by reference to Exhibit 10.34 to our Form 10-Q, filed on May 2, 2019)

10.22 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Agreement for Employees (incorporated herein by reference to Exhibit 10.35 to our Form 10-Q, filed on May 2, 2019)

10.23 ~
Form of Indemnification Agreement between NMI Holdings, Inc. and its directors and certain executive officers (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on November 25, 2014)

10.24 ~	NMI Holdings, Inc. Severance Benefit Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 17, 2016)
10.25 ~	NMI Holdings, Inc. Amended and Restated Change in Control Severance Benefit Plan (incorporated herein by reference to Exhibit 10.30 to our Form 10-Q, filed on October 30, 2018)
10.26 ~	NMI Holdings, Inc. Clawback Policy (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on February 23, 2017)
10.27 ~	Offer Letter by and between NMI Holdings, Inc. and William Leatherberry, dated July 11, 2014 (incorporated herein by reference to Exhibit 10.10 to our Form 10-Q, filed on April 28, 2016)
10.28 ~
Employment Letter by and between NMI Holdings, Inc. and Bradley M. Shuster, effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 28, 2018)

10.29 ~	Offer Letter by and between NMI Holdings, Inc. and Adam Pollitzer, dated September 9, 2021 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on September 9,2021)
10.30 ~	Offer Letter by and between NMI Holdings, Inc. and Ravi Mallela, dated December 20, 2021 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 21, 2021)
10.31 +
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

10.32
Amended and Restated Credit Agreement, dated as of November 29, 2021, by and among the Company, the lender parties thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on November 30, 2021)

21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
22.1	Guaranteed Securities by Subsidiary Guarantor (incorporated herein by reference to Exhibit 22.1 to our Form 10-K, filed on February 16, 2022)
23.1	Consent of BDO USA, LLP
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from NMI Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in XBRL (eXtensible Business Reporting Language):
     (i) Consolidated Balance Sheets as of December 31, 2022 and 2021
     (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2022
     (iii) Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2022
     (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2022, and
     (v) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
Date: February 14, 2023	By: /s/ Adam S. Pollitzer
Name: Adam S. Pollitzer Title: Chief Executive Officer

Signature	Title	Date
/s/ Adam S. Pollitzer
Adam S. Pollitzer /s/ Ravi Mallela	Chief Executive Officer (Principal Executive Officer)	February 14, 2023
Ravi Mallela /s/ Nicholas D. Realmuto	Chief Financial Officer (Principal Financial Officer)	February 14, 2023
Nicholas D. Realmuto /s/ Bradley M. Shuster	Controller	February 14, 2023
Bradley M. Shuster /s/ Steven L. Scheid	Executive Chairman	February 14, 2023
Steven L. Scheid /s/ James G. Jones	Director	February 14, 2023
James G. Jones /s/ Regina Muehlhauser	Director	February 14, 2023
Regina Muehlhauser /s/ Michael Montgomery	Director	February 14, 2023
Michael Montgomery /s/ Michael Embler	Director	February 14, 2023
Michael Embler /s/ Lynn S. McCreary	Director	February 14, 2023
Lynn S. McCreary /s/ Priya Huskins	Director	February 14, 2023
Priya Huskins	Director	February 14, 2023

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in our Consolidated Financial Statements and notes thereto.

NMI HOLDINGS, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2022	Amortized Cost	Fair Value	Amount Reflected on Balance Sheet
	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$82,301	$79,932	$79,932
Municipal debt securities	563,972	483,176	483,176
Corporate debt securities	1,457,589	1,293,642	1,293,642
Asset-backed securities	74,762	68,558	68,558
Total bonds	2,178,624	1,925,308	1,925,308
Short-term investments	174,123	174,081	174,081
Total investments	$2,352,747	$2,099,389	$2,099,389

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
PARENT COMPANY ONLY

	December 31, 2022	December 31, 2021
	(In Thousands, except for share data)
Assets
Fixed maturities, available-for-sale, at fair value	$83,918	$84,854
Cash and cash equivalents	4,940	21,181
Investment in subsidiaries, at equity in net assets	2,092,457	1,951,124
Accrued investment income	440	367
Due from affiliates, net	83,018	86,366
Software and equipment, net	31,930	32,047
Other assets (1)	15,408	7,234
Total assets	$2,312,111	$2,183,173

Liabilities
Debt	$396,051	$394,623
Accounts payable and accrued expenses	34,697	42,246
Warrant liability, at fair value	—	2,363
Deferred tax liability, net	255,550	175,254
Other liabilities	12,086	2,901
Total liabilities	698,384	617,387

Shareholders' equity
Common stock - class A shares, $0.01 par value; 86,472,742 shares issued and 83,549,879 shares outstanding as of December 31, 2022 and 85,792,849 shares issued and outstanding as of December 31, 2021 (250,000,000 shares authorized)	865	858
Additional paid-in capital	972,717	955,302
Treasury stock, at cost: 2,922,863 and 0 common shares as of December 31, 2022 and December 31, 2021, respectively	(56,575)	—
Accumulated other comprehensive (loss) income, net of tax	(204,323)	1,485
Retained earnings	901,043	608,141
Total shareholders' equity	1,613,727	1,565,786
Total liabilities and shareholders' equity	$2,312,111	$2,183,173
(1)    "Prepaid expenses" have been reclassified as "Other assets" in the prior period.

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF OPERATIONS
PARENT COMPANY ONLY

	For the years ended December 31,
	2022	2021	2020
	(In Thousands)
Revenues
Net investment income	$1,204	$327	$398
Net realized investment (losses) gains	(13)	10	23
Total revenues	1,191	337	421

Expenses
Other operating expenses	7,590	8,264	9,262
Interest expense	—	68	—
Gain from change in fair value of warrant liability	(1,113)	(566)	(2,907)
Total expenses	6,477	7,766	6,355

Equity in net income of subsidiaries	378,406	303,970	217,134

Income before income taxes	373,120	296,541	211,200
Income tax expense	80,218	65,411	39,634
Net income	$292,902	$231,130	$171,566

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains in accumulated other comprehensive income, net of tax (benefit) expense of $(748), $(95), and $25 for each of the years in the three-year period ended December 31, 2022, respectively	(2,815)	(357)	94
Reclassification adjustment for realized losses (gains) included in net income, net of tax (benefit) expense of $(3), $2 and $5 for each of the years in the three-year period ended December 31, 2022, respectively	10	(8)	(18)
Equity in other comprehensive (loss) income of subsidiaries	(203,003)	(52,006)	36,492
Other comprehensive (loss) income, net of tax	(205,808)	(52,371)	36,568
Comprehensive income	$87,094	$178,759	$208,134

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY

	For the years ended December 31,
	2022	2021	2020
Cash flows from operating activities	(In Thousands)
Net income	$292,902	$231,130	$171,566
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from change in fair value of warrant liability	(1,113)	(566)	(2,907)
Net realized investment losses (gains)	13	(10)	(23)
Depreciation and amortization	789	801	807
Amortization of debt discount and debt issuance costs	1,846	1,861	4,036
Deferred income taxes	81,057	66,941	45,483
Share-based compensation expense	15,425	16,678	11,115
Changes in operating assets and liabilities:
Investment in subsidiaries, at equity in net assets	(343,477)	(302,165)	(217,134)
Accrued investment income	(73)	(104)	(44)
Receivable from affiliates	3,348	(9,474)	(14,651)
Other assets (1)	518	(496)	84
Accounts payable and accrued expenses	(8,731)	10,068	4,592
Net cash provided by operating activities	42,504	14,664	2,924
Cash flows from investing activities
Capitalization of subsidiaries	(800)	(800)	(445,448)
Purchase of short-term investments	(110,076)	(10,640)	(19,897)
Purchase of fixed-maturity investments, available-for-sale	—	(2,797)	(53,504)
Proceeds from maturity of short-term investments	86,995	—	41,228
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	19,673	4,464	20,241
Software and equipment	1,291	(1,026)	(2,633)
Net cash used in investing activities	(2,917)	(10,799)	(460,013)
Cash flows from financing activities
Proceeds from issuance of common stock related to public offering, net of issuance costs	—	—	219,687
Proceeds from issuance of common stock related to employee equity plans	5,442	4,201	8,871
Proceeds from issuance of common stock related to warrant exercises	518	503	—
Taxes paid related to net share settlement of equity awards	(5,213)	(5,426)	(8,961)
Proceeds from senior secured notes	—	—	400,000
Repayments of term loan	—	—	(147,750)
Payments of debt issuance costs	—	(1,108)	(9,043)
Repurchase of common stock	(56,575)	—	—
Net cash (used in) provided by financing activities	(55,828)	(1,830)	462,804

Net (decrease) increase in cash, cash equivalents and restricted cash	(16,241)	2,035	5,715
Cash, cash equivalents and restricted cash, beginning of period	21,181	19,146	13,431
Cash, cash equivalents and restricted cash, end of period	$4,940	$21,181	$19,146
(1)    "Prepaid expenses" have been reclassified as "Other assets" in the prior periods.

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
Note B
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs that may restrict their ability to pay dividends to NMIH. Under Wisconsin law, NMIC and Re One may pay dividends up to specified levels (i.e., "ordinary" dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts (i.e.,"extraordinary" dividends), are subject to the Wisconsin OCI's prior approval. Under Wisconsin law, an extraordinary dividend is defined as any payment or distribution that together with other dividends and distributions made within the preceding twelve months exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the twelve-month period ending the preceding December 31. On April 1, 2022, NMIC paid a $34.9 million ordinary course dividend to NMIH and has the capacity to pay aggregate ordinary dividends of $98.0 million to NMIH during the twelve-month period ending December 31, 2023.
The remaining net assets from dividend capacity are considered restricted. As of December 31, 2022, the amount of restricted net assets held by our consolidated insurance subsidiaries, which represents our equity investment in those insurance subsidiaries less their aggregate dividend capacity, totaled $2.1 billion, compared to $2.0 billion as of December 31, 2021.
Note C
The Parent Company provides certain services to its subsidiaries. The Parent Company allocates to its subsidiaries corporate expense it incurs in the capacity of supporting those subsidiaries, based on either an allocated percentage of time spent or internally allocated capital. Total operating expenses allocated to subsidiaries for each of the years in the three-year period ended December 31, 2022 were $148.4 million, $149.4 million and $152.9 million, respectively. Amounts charged to the subsidiaries for operating expenses are based on actual cost, without any mark-up. The Parent Company considers these charges fair and reasonable. The subsidiaries reimburse the Parent Company for these costs in a timely manner, which has the impact of improving the cash flows of the Parent Company.

NMI HOLDINGS, INC.
SCHEDULE IV - FINANCIAL INFORMATION OF REGISTRANT
REINSURANCE

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the years ended December 31,	(In Thousands)
2022	$594,127	$118,861	$—	$475,266	—%
2021	536,630	92,336	—	444,294	—
2020	472,998	75,826	—	397,172	—