Form 10-Q
period 2023-03-31
NMI Holdings, Inc.
filed 2023-05-03
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on April 28, 2023 was 83,279,910 shares.

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
•changes in the charters, business practices, policy, pricing or priorities of Fannie Mae and Freddie Mac (collectively, the GSEs), which may include decisions that have the impact of decreasing or discontinuing the use of mortgage insurance as credit enhancement generally, or with first time homebuyers or on very high loan-to-value (LTV) mortgages; or changes in the direction of housing policy objectives of the Federal Housing Finance Agency (FHFA), such as the FHFA's priority to increase the accessibility to and affordability of homeownership for low-and-moderate income borrowers and underrepresented communities;
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
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report on Form 10-Q, including the exhibits hereto. In addition, for additional discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner, you should review Risk Factors in Part II, Item 1A of this Report and in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 10-K), as subsequently updated in other reports we file from time to time with the U.S. Securities and Exchange Commission (SEC).
Unless expressly indicated or the context requires otherwise, the terms "we," "our," "us," "Company" and "NMI" in this document refer to NMI Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries on a consolidated basis.

PART I
Item 1. Financial Statements

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2023	December 31, 2022
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $2,383,982 and $2,352,747 as of March 31, 2023 and December 31, 2022, respectively)	$2,171,766	$2,099,389
Cash and cash equivalents (including restricted cash of $2,197 and $2,176 as of March 31, 2023 and December 31, 2022, respectively)	83,104	44,426
Premiums receivable	70,198	69,680
Accrued investment income	15,702	14,144
Deferred policy acquisition costs, net	59,921	58,564
Software and equipment, net	31,830	31,930
Intangible assets and goodwill	3,634	3,634
Reinsurance recoverable	23,479	21,587
Prepaid federal income taxes	154,409	154,409
Other assets	19,733	18,267
Total assets	$2,633,776	$2,516,030

Liabilities
Debt	$396,426	$396,051
Unearned premiums	114,064	123,035
Accounts payable and accrued expenses	70,341	74,576
Reserve for insurance claims and claim expenses	108,157	99,836
Reinsurance funds withheld	2,313	2,674
Deferred tax liability, net	223,368	193,859
Other liabilities	12,396	12,272
Total liabilities	927,065	902,303
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 86,869,169 shares issued and 83,279,886 shares outstanding as of March 31, 2023 and 86,472,742 shares issued and 83,549,879 shares outstanding as of December 31, 2022 (250,000,000 shares authorized)	869	865
Additional paid-in capital	973,599	972,717
Treasury Stock, at cost: 3,589,283 and 2,922,863 common shares as of March 31, 2023 and December 31, 2022, respectively	(71,437)	(56,575)
Accumulated other comprehensive loss, net of tax	(171,821)	(204,323)
Retained earnings	975,501	901,043
Total shareholders' equity	1,706,711	1,613,727
Total liabilities and shareholders' equity	$2,633,776	$2,516,030

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the three months ended March 31,
	2023	2022
	(In Thousands, except for per share data)
Revenues
Net premiums earned	$121,754	$116,495
Net investment income	14,894	10,199
Net realized investment (losses) gains	(33)	408
Other revenues	164	339
Total revenues	136,779	127,441
Expenses
Insurance claims and claim expenses (benefits)	6,701	(619)
Underwriting and operating expenses	25,786	32,935
Service expenses	80	430
Interest expense	8,039	8,041
Gain from change in fair value of warrant liability	—	(93)
Total expenses	40,606	40,694

Income before income taxes	96,173	86,747
Income tax expense	21,715	19,067
Net income	$74,458	$67,680

Earnings per share
Basic	$0.89	$0.79
Diluted	$0.88	$0.77

Weighted average common shares outstanding
Basic	83,600	85,953
Diluted	84,840	87,310

Net income	$74,458	$67,680
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) in accumulated other comprehensive income (loss), net of tax expense (benefit) of $8,633 and $(26,176) for the quarters ended March 31, 2023 and 2022, respectively	32,476	(98,471)
Reclassification adjustment for realized losses (gains) included in net income, net of tax (benefit) expense of $(7) and $86 for the quarters ended March 31, 2023 and 2022, respectively	26	(323)
Other comprehensive income (loss), net of tax	32,502	(98,794)
Comprehensive income (loss)	$106,960	$(31,114)

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2022	83,550	$865	$972,717	$(56,575)	$(204,323)	$901,043	$1,613,727
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	396	4	(2,610)	—	—	—	(2,606)
Repurchase of common stock	(666)	—	—	(14,862)	—	—	(14,862)
Share-based compensation expense	—	—	3,492	—	—	—	3,492
Change in unrealized investment gains/losses, net of tax expense of $8,640	—	—	—	—	32,502		32,502
Net income	—	—	—	—	—	74,458	74,458
Balances, March 31, 2023	83,280	$869	$973,599	$(71,437)	$(171,821)	$975,501	$1,706,711

	Common Stock - Class A		Additional Paid-in Capital	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2021	85,793	$858	$955,302	$—	$1,485	$608,141	$1,565,786
Common stock: class A shares issued related to warrant exercises	51	1	1,143	—	—	—	1,144
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	430	4	26	—	—	—	30
Repurchase of common stock	(235)	—	—	(5,000)			(5,000)
Share-based compensation expense	—	—	4,196	—	—	—	4,196
Change in unrealized investment gains/losses, net of tax benefit of $26,262	—	—	—	—	(98,794)	—	(98,794)
Net income	—	—	—	—	—	67,680	67,680
Balances, March 31, 2022	86,039	$863	$960,667	$(5,000)	$(97,309)	$675,821	$1,535,042

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities	(In Thousands)
Net income	$74,458	$67,680
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses (gains)	33	(408)
Gain from change in fair value of warrant liability	—	(93)
Depreciation and amortization	2,798	3,093
Net amortization of premium on investment securities	966	1,707
Amortization of debt discount and debt issuance costs	480	451
Deferred income taxes	20,869	19,054
Share-based compensation expense	3,492	4,196
Changes in operating assets and liabilities:
Premiums receivable	(518)	(168)
Accrued investment income	(1,558)	(521)
Deferred policy acquisition costs, net	(1,357)	(143)
Reinsurance recoverable	(1,892)	240
Other assets (1)	(1,612)	(1,299)
Unearned premiums	(8,971)	(844)
Reserve for insurance claims and claim expenses	8,321	(1,179)
Reinsurance balances, net	(196)	79
Accounts payable and accrued expenses	(5,478)	(11,535)
Net cash provided by operating activities	89,835	80,310
Cash flows from investing activities
Purchase of short-term investments	(106,614)	(2)
Purchase of fixed-maturity investments, available-for-sale	(133,971)	(66,513)
Proceeds from maturity of short-term investments	179,297	10,640
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	29,054	36,479
Software and equipment	(1,517)	(1,974)
Net cash used in investing activities	(33,751)	(21,370)
Cash flows from financing activities
Proceeds from issuance of common stock related to employee equity plans	2,657	4,491
Proceeds from issuance of common stock related to warrant exercises	—	290
Taxes paid related to net share settlement of equity awards	(5,263)	(4,461)
Repurchases of common stock	(14,800)	(5,000)
Net cash used in financing activities	(17,406)	(4,680)

Net increase in cash, cash equivalents and restricted cash	38,678	54,260
Cash, cash equivalents and restricted cash, beginning of period	44,426	76,646
Cash, cash equivalents and restricted cash, end of period	$83,104	$130,906
(1)    "Prepaid expenses" have been reclassified as "Other assets" in prior periods.

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, which include the results of NMIH and its wholly-owned subsidiaries, have been prepared in accordance with the instructions to Form 10-Q as prescribed by the SEC for interim reporting and include other information and disclosures required by accounting principles generally accepted in the U.S. (GAAP). Our accounts are maintained in U.S. dollars. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2022, included in our 2022 10-K. All intercompany transactions have been eliminated. Certain reclassifications to previously reported financial information have been made to conform to our current period presentation. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as of the balance sheet date. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates. The results of operations for the interim period may not be indicative of the results that may be expected for the full year ending December 31, 2023.
Significant Accounting Principles
There have been no changes to our significant accounting principles as described in Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - Summary of Accounting Principles" of our 2022 10-K, except as noted in "Recent Accounting Pronouncements - Adopted" below.
Recent Accounting Pronouncements - Adopted
In August 2018, the Financial Accounting Standards Board (the FASB) issued ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (Topic 944). The update provides guidance to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. The FASB subsequently issued ASU 2019-09 in November 2019 and ASU 2020-11 in November 2020, which amended the effective date for this standard and provided transition relief to facilitate early application for long duration contracts. The standard will now take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. We adopted this ASU on January 1, 2023 and determined it did not have a material impact on our consolidated financial statements.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2. Investments
We hold all investments on an available-for-sale basis at fair value on our condensed consolidated balance sheets and evaluate each position quarterly for impairment. We recognize an impairment on a security through the statement of operations if (i) we intend to sell the impaired security; or (ii) it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis. If a sale is intended or likely to be required, we recognize an impairment loss equivalent to the difference of the amortized cost basis of the security and its fair value through the condensed consolidated statement of operations and comprehensive income as a "Net Realized Investment Loss." In the event of an impairment of a security that we intend to and have the ability to hold to maturity, we evaluate the drivers of the impairment to determine the portion that is credit related and the portion that is non-credit related. The portion of impairment loss that is attributed to credit related factors is recognized through the statement of operations as a provision for credit loss and the portion that is attributed to non-credit related factors is recognized in other comprehensive income, net of taxes.
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of March 31, 2023	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$82,327	$—	$(1,826)	$80,501
Municipal debt securities	638,842	162	(65,386)	573,618
Corporate debt securities	1,486,824	3,000	(143,354)	1,346,470
Asset-backed securities	74,168	—	(5,112)	69,056
Total bonds	2,282,161	3,162	(215,678)	2,069,645
Short-term investments	101,821	392	(92)	102,121
Total investments	$2,383,982	$3,554	$(215,770)	$2,171,766

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2022	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$82,301	$—	$(2,369)	$79,932
Municipal debt securities	563,972	—	(80,796)	483,176
Corporate debt securities	1,457,589	1,149	(165,096)	1,293,642
Asset-backed securities	74,762	—	(6,204)	68,558
Total bonds	2,178,624	1,149	(254,465)	1,925,308
Short-term investments	174,123	185	(227)	174,081
Total investments	$2,352,747	$1,334	$(254,692)	$2,099,389
We did not own any mortgage-backed securities in our asset-backed securities portfolio at March 31, 2023 or December 31, 2022.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Financial	38%	38%
Consumer	24	24
Communications	11	11
Utilities	11	11
Technology	8	8
Industrial	8	8
Total	100%	100%
As of March 31, 2023 and December 31, 2022, approximately $5.5 million and $5.4 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair value of available-for-sale securities as of March 31, 2023 and December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of March 31, 2023	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$215,196	$214,150
Due after one through five years	996,997	928,613
Due after five through ten years	1,069,343	932,616
Due after ten years	28,278	27,331
Asset-backed securities	74,168	69,056
Total investments	$2,383,982	$2,171,766

As of December 31, 2022	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$271,613	$270,428
Due after one through five years	935,615	862,747
Due after five through ten years	1,047,461	875,947
Due after ten years	23,296	21,709
Asset-backed securities	74,762	68,558
Total investments	$2,352,747	$2,099,389
Aging of Unrealized Losses
As of March 31, 2023, the investment portfolio had gross unrealized losses of $215.8 million, of which $209.2 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2022, the investment portfolio had gross unrealized losses of $254.7 million, of which $218.5 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of March 31, 2023		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	10	$57,051	$(900)	13	$23,450	$(926)	23	$80,501	$(1,826)
Municipal debt securities	16	58,938	(483)	225	472,635	(64,903)	241	531,573	(65,386)
Corporate debt securities	76	234,568	(5,139)	227	1,002,166	(138,215)	303	1,236,734	(143,354)
Asset-backed securities	—	—	—	26	69,056	(5,112)	26	69,056	(5,112)
Short-term investments	3	24,751	(92)	—	—	—	3	24,751	(92)
Total	105	$375,308	$(6,614)	491	$1,567,307	$(209,156)	596	$1,942,615	$(215,770)

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2022		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	19	$77,164	$(2,260)	4	$2,768	$(109)	23	$79,932	$(2,369)
Municipal debt securities	57	143,097	(12,942)	181	340,079	(67,854)	238	483,176	(80,796)
Corporate debt securities	141	434,174	(19,699)	168	790,537	(145,397)	309	1,224,711	(165,096)
Asset-backed securities	12	13,527	(1,097)	14	55,031	(5,107)	26	68,558	(6,204)
Short-term investments	12	104,236	(227)	—	—	—	12	104,236	(227)
Total	241	$772,198	$(36,225)	367	$1,188,415	$(218,467)	608	$1,960,613	$(254,692)
Allowance for credit losses
As of March 31, 2023 and December 31, 2022, we did not recognize an allowance for credit loss for any security in the investment portfolio and we did not record any provision for credit loss for investment securities during the three months ended March 31, 2023 or 2022.
The decrease in the number of securities in and the aggregate size of the unrealized loss position as of March 31, 2023, was driven by fluctuations in interest rates and, to a lesser extent, movements in credit spreads since December 31, 2022. We evaluated the securities in an unrealized loss position as of March 31, 2023, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our estimate of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of March 31, 2023 are not indicative of the ultimate collectability of the current amortized cost of the securities.
Net Investment Income
The following table presents the components of net investment income:

	For the three months ended March 31,
	2023	2022
	(In Thousands)
Investment income	$15,174	$10,532
Investment expenses	(280)	(333)
Net investment income	$14,894	$10,199

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the components of net realized investment gains:

	For the three months ended March 31,
	2023	2022
	(In Thousands)
Gross realized investment gains	$—	$409
Gross realized investment losses	(33)	(1)
Net realized investment (losses) gains	$(33)	$408

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2023	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$80,501	$—	$—	$80,501
Municipal debt securities	—	573,618	—	573,618
Corporate debt securities	—	1,346,470	—	1,346,470
Asset-backed securities	—	69,056	—	69,056
Cash, cash equivalents and short-term investments	185,225	—	—	185,225
Total assets	$265,726	$1,989,144	$—	$2,254,870

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2022	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$79,932	$—	$—	$79,932
Municipal debt securities	—	483,176	—	483,176
Corporate debt securities	—	1,293,642	—	1,293,642
Asset-backed securities	—	68,558	—	68,558
Cash, cash equivalents and short-term investments	218,507	—	—	218,507
Total assets	$298,439	$1,845,376	$—	$2,143,815
There were no transfers between Level 2 and Level 3 of the fair value hierarchy during the three months ended March 31, 2023, or the year ended December 31, 2022.
Financial Instruments not Measured at Fair Value
On June 19, 2020, we issued $400 million aggregate principal amount of senior secured notes that mature on June 1, 2025 (the Notes) and used a portion of the proceeds from the Notes offering to repay the outstanding amount due under our $150 million term loan (2018 Term Loan). At March 31, 2023, the Notes were carried at a cost of $396.4 million, net of unamortized debt issuance costs of $3.6 million, and had a fair value of $401.9 million as assessed under our Level 2 hierarchy. At December 31, 2022, the Notes were carried at a cost of $396.1 million, net of unamortized debt issuance costs of $3.9 million, and had a fair value of $405.9 million.
4. Debt
Senior Secured Notes
At March 31, 2023, we had $400 million aggregate principal amount of senior secured notes outstanding. The Notes were issued pursuant to an indenture dated June 19, 2020 (the Indenture) and bear interest at a rate of 7.375%, payable semi-annually on June 1 and December 1.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
over the principal amount. At any time on or after March 1, 2025, we may elect to redeem the Notes in whole or in part at a price equal to 100% of the aggregate principal amount of the Notes to be redeemed plus accrued and unpaid interest thereon.
Interest expense for the Notes includes interest and the amortization of capitalized debt issuance costs. In connection with the Notes offering, we recorded capitalized debt issuance costs of $7.4 million. Such amounts will be amortized over the contractual life of the Notes using the effective interest method. The effective interest rate on the Notes is 7.825%. At March 31, 2023 and December 31, 2022, approximately $3.6 million and $3.9 million, respectively, of unamortized debt issuance costs remained.
At March 31, 2023 and December 31, 2022, $9.8 million and $2.5 million, respectively, of accrued and unpaid interest on the Notes was included in "Accounts Payable and Accrued Expenses" on the condensed consolidated balance sheets.
    2021 Revolving Credit Facility
On November 29, 2021, we amended our $110 million senior secured revolving credit facility (the 2020 Revolving Credit Facility and as amended, the 2021 Revolving Credit Facility), expanding the lender group, increasing the revolving capacity to $250 million, and extending the maturity from February 22, 2023 to the earlier of (x) November 29, 2025, or (y) if any existing senior secured notes remain outstanding on such date, February 28, 2025. Borrowings under the 2021 Revolving Credit Facility may be used for general corporate purposes, including to support the growth of our new business production and operations, and accrue interest at a variable rate equal to, at our discretion, (i) a Base Rate (as defined in the 2021 Revolving Credit Facility) subject to a floor of 1.00% per annum) plus a margin of 0.375% to 1.875% per annum or (ii) the Adjusted Term Secured Overnight Financing Rate (SOFR, as defined in the 2021 Revolving Credit Facility) plus a margin of 1.375% to 2.875% per annum, with the margin in each of (i) or (ii) based on our applicable corporate credit rating at the time. As of March 31, 2023 and December 31, 2022, no amounts were drawn under the 2021 Revolving Credit Facility.
Under the 2021 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of March 31, 2023, the applicable commitment fee was 0.30%. For the three months ended March 31, 2023, we recorded $0.2 million of commitment fees in interest expense.
We incurred debt issuance costs of $1.1 million in connection with the 2021 Revolving Credit Facility, and had $0.6 million of unamortized debt issuance costs associated with the 2020 Revolving Credit Facility remaining at the time of its amendment and replacement. The combined unamortized debt issuance will be amortized through interest expense on a straight-line basis over the contractual life of the 2021 Revolving Credit Facility. At March 31, 2023 and December 31, 2022, remaining unamortized deferred debt issuance costs were $1.1 million and $1.2 million, respectively.
We are subject to certain covenants under the 2021 Revolving Credit Facility, including, but not limited to, the following: a maximum debt-to-total capitalization ratio of 35%, compliance with the private mortgage insurer eligibility requirements (PMIERs) financial requirements (subject to any GSE approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants at March 31, 2023.

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended
	March 31, 2023	March 31, 2022
	(In Thousands)
Net premiums written
Direct	$148,932	$138,872
Ceded (1)	(35,956)	(22,838)
Net premiums written	$112,976	$116,034

Net premiums earned
Direct	$157,904	$139,716
Ceded (1)	(36,150)	(23,221)
Net premiums earned	$121,754	$116,495
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
NMIC makes risk premium payments to the Oaktown Re Vehicles for the applicable outstanding reinsurance coverage amount and pays an additional amount for anticipated operating expenses (capped at $250 thousand per year). NMIC ceded aggregate premiums to the Oaktown Re Vehicles of $9.1 million and $10.9 million during the three months ended March 31, 2023 and 2022, respectively.
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to the Oaktown Re Vehicles during the three months ended March 31, 2023 and 2022, as the aggregate first layer risk retention for each applicable agreement was not exhausted during such periods.
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
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease over a ten-year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled (except the coverage provided by Oaktown Re VI Ltd. and Oaktown Re VII Ltd., which decreases over a 12.5-year period). As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction noteholders as amortization of the outstanding insurance-linked note principal balances. The outstanding reinsurance coverage amounts stop amortizing, and the distribution of collateral assets to ILN Transaction noteholders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event). As of March 31, 2023, the 2021-2 ILN Transaction was deemed to be in Lock

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Out in connection with the initial build of its target credit enhancement level and will remain in Lock Out until such target credit enhancement level is achieved. Effective February 28, 2023, a previously triggered Lock-Out Event for the 2018 ILN Transaction was deemed to have cleared and amortization of the associated reinsurance coverage, and distribution of collateral assets and amortization of the associated insurance-linked notes resumed.
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding ILN Transaction. Current amounts are presented as of March 31, 2023.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2018 ILN Transaction	July 25, 2018	1/1/2017 – 5/31/2018	$264,545	$147,608	$125,312	$122,166
2019 ILN Transaction	July 30, 2019	6/1/2018 – 6/30/2019	326,905	191,044	123,424	122,182
2020-2 ILN Transaction	October 29, 2020	4/1/2020 – 9/30/2020 (2)	242,351	85,011	121,777	121,177
2021-1 ILN Transaction	April 27, 2021	10/1/2020 – 3/31/2021 (3)	367,238	282,630	163,708	163,654
2021-2 ILN Transaction (5)	October 26, 2021	4/1/2021 – 9/30/2021 (4)	363,596	363,596	146,229	146,167

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
(5)    As of March 31, 2023, the current reinsurance coverage amount on the 2021-2 ILN Transactions is equal to the initial reinsurance coverage amount, as the reinsurance coverage provided by Oaktown Re VII Ltd. will not begin to amortize until its target credit enhancement level is reached.

Under the terms of our ILN Transactions, we are required to maintain a certain level of restricted funds in premium deposit accounts with Bank of New York Mellon until the respective notes have been redeemed in full. "Cash and cash equivalents" on our condensed consolidated balance sheets includes restricted amounts of $2.2 million as of both March 31, 2023 and December 31, 2022. The restricted balances required under these transactions will decline over time as the outstanding principal balance of the respective insurance-linked notes are amortized.
Traditional reinsurance
NMIC is a party to four excess-of-loss reinsurance agreements with broad panels of third-party reinsurers – the 2022-1 XOL Transaction, effective April 1, 2022, the 2022-2 XOL Transaction, effective July 1, 2022, the 2022-3 XOL Transaction, effective October 1, 2022, and the 2023-1 XOL Transaction, effective January 1, 2023 – which we refer to collectively as the XOL Transactions. Each XOL Transaction provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the reinsurers then provide second layer loss protection up to a defined reinsurance coverage amount. The reinsurance coverage amount of each XOL Transaction is set to approximate the PMIERs minimum required assets of its reference pool and decreases from the inception of each respective agreement over a ten-year period in the event the PMIERs minimum required assets of the pool declines. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
Under the terms of the XOL Transactions, NMIC makes risk premium payments to its third-party reinsurance providers for the outstanding reinsurance coverage amount and ceded aggregate premiums of $7.2 million during the three months ended March 31, 2023. NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each agreement. NMIC did not cede any incurred losses on covered policies under the XOL Transactions during the three months ended March 31, 2023, as the aggregate first layer risk retention for each agreement was not exhausted during the period.
NMIC holds optional termination rights which provide it the discretion to terminate each XOL Transaction on or after a

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding XOL Transaction. Current amounts are presented as of March 31, 2023.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2022-1 XOL Transaction	April 1, 2022	10/1/2021 – 3/31/2022 (2)	$289,741	$283,077	$133,366	$133,366
2022-2 XOL Transaction	July 1, 2022	4/1/2022 – 6/30/2022 (3)	154,306	152,347	78,906	78,906
2022-3 XOL Transaction	October 1, 2022	7/1/2022 – 9/30/2022	96,779	96,197	106,265	106,265
2023-1 XOL Transaction (4)	January 1, 2023	10/1/2022 – 6/30/2023	59,509	59,509	94,977	94,977
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
(4)    The initial reinsurance coverage, current reinsurance coverage, initial first layer retained loss and current first layer retained loss for the 2023-1 XOL Transaction will increase as incremental covered production is ceded under the transaction through June 30, 2023.
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
Under the terms of the 2022 Seasoned QSR Transaction, NMIC cedes premiums earned related to 95% of the net risk on eligible policies primarily for a seasoned pool of mortgage insurance policies that had previously been covered under the retired Oaktown Re Ltd. and Oaktown Re IV Ltd. reinsurance transactions, after the consideration of coverage provided by other QSR Transactions. The 2022 Seasoned QSR Transaction is scheduled to terminate on June 30, 2032. NMIC has the option, based on certain conditions, to terminate the agreement as of June 30, 2025 or quarterly thereafter through December 31, 2027 with the payment of a termination fee, and as of March 31, 2028 or quarterly thereafter without the payment of a termination fee. Such termination would result in NMIC recapturing the related risk.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table shows amounts related to the QSR Transactions:

	As of and for the three months ended
	March 31, 2023	March 31, 2022
	(In Thousands)
Ceded risk-in-force	$12,635,442	$8,504,853
Ceded premiums earned	(42,096)	(29,005)
Ceded claims and claim expenses (benefits)	1,965	(159)
Ceding commission earned	9,965	5,886
Profit commission	22,279	16,723
Ceded premiums written under the 2016 QSR Transaction are recorded on the balance sheet as prepaid reinsurance premiums and amortized to ceded premiums earned in a manner consistent with the recognition of revenue on direct premiums. Under all other QSR Transactions, premiums are ceded on an earned basis as defined in the agreement. NMIC receives a 20% ceding commission for premiums ceded under the QSR Transactions, except with respect to the 2022 Seasoned QSR Transaction under which it receives a 35% ceding commission. NMIC also receives a profit commission under each of the QSR Transactions, provided that the loss ratios on loans covered under the 2016, 2018, 2020, 2021, 2022, 2023 QSR and 2022 Seasoned QSR Transactions, generally remain below 60%, 61%, 50%, 57.5%, 62%, 62%, and 55% respectively, as measured annually. Ceded claims and claim expenses under each of the QSR Transactions reduce the respective profit commission received by NMIC on a dollar-for-dollar basis.
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. NMIC's reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to the 2016 QSR Transaction was $2.4 million and $2.6 million as of March 31, 2023 and December 31, 2022, respectively.
In accordance with the terms of the 2018, 2020, 2021, 2022 and 2023 QSR and 2022 Seasoned QSR Transactions, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also recognized quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The aggregate reinsurance recoverable on loss reserves related to the 2018, 2020, 2021, 2022, 2023 QSR and 2022 Seasoned QSR Transactions was $21.1 million and $19.0 million as of March 31, 2023 and December 31, 2022, respectively.
We remain directly liable for all claim payments if we are unable to collect reinsurance recoverable due from our reinsurers and, as such, we actively monitor and manage our counterparty credit exposure to our reinsurance providers. We establish an allowance for expected credit loss against our reinsurance recoverable if we do not expect to recover amounts due from one or more of our reinsurance counterparties, and report our reinsurance recoverable net of such allowance, if any. We actively monitor the counterparty credit profiles of our reinsurers and each is required to partially collateralize its obligations under the terms of our QSR Transactions. The allowance for credit loss established on our reinsurance recoverable was deemed immaterial at March 31, 2023 and December 31, 2022.
6. Reserves for Insurance Claims and Claim Expenses
We hold gross reserves in an amount equal to the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. A loan is considered to be in "default" as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. As of March 31, 2023, we had 4,475 primary loans in default and held gross reserves for insurance claims and claim expenses of $108.2 million. During the three months ended March 31, 2023, we paid 21 claims totaling $0.4 million, including 20 claims covered under the QSR Transactions representing $0.1 million of ceded claims and claim expenses.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In 2013, we entered into a pool insurance transaction with Fannie Mae. The pool transaction includes a deductible, which represents the amount of claims to be absorbed by Fannie Mae before we are obligated to pay any claims. We only establish reserves for pool risk if we expect claims to exceed this deductible. At March 31, 2023, 41 loans in the pool were in default. These 41 loans represented approximately $2.9 million of RIF. Due to the size of the remaining deductible, our expectation that a limited number of loans in default will progress to a claim and the expected severity on such claim submissions (all loans in the pool had loan-to-value (LTV) ratios under 80% at origination), we did not establish any case or IBNR reserves for pool risk at March 31, 2023. In connection with the settlement of pool claims, we applied $1.0 million to the pool deductible through March 31, 2023. At March 31, 2023, the remaining pool deductible was $9.4 million. We have not paid any pool claims to date. 100% of our pool RIF is reinsured under the 2016 QSR Transaction.
We had 4,475 loans in default in our primary insured portfolio as of March 31, 2023, which represented a 0.75% default rate against 600,294 total policies in-force and 4,449 loans in default in our primary portfolio as of December 31, 2022, which represented a 0.75% default rate against 594,142 total policies in-force. The size of the reserve we establish for each defaulted loan (and by extension our aggregate reserve for claims and claim expenses) reflects our best estimate of the future claim payment to be made for each individual loan in default. Our future claims exposure is a function of the number of defaulted loans that progress to claim payment (which we refer to as frequency) and the amount to be paid to settle such claims (which we refer to as severity). Our estimates of claims frequency and severity are not formulaic, rather they are broadly synthesized based on historical observed experience for similarly situated loans and assumptions about future macroeconomic factors.
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses (benefits):

	For the three months ended March 31,
	2023	2022
	(In Thousands)
Beginning balance	$99,836	$103,551
Less reinsurance recoverables (1)	(21,587)	(20,320)
Beginning balance, net of reinsurance recoverables	78,249	83,231

Add claims incurred:
Claims and claim expenses (benefits) incurred:
Current year (2)	27,608	10,080
Prior years (3)	(20,907)	(10,699)
Total claims and claim expenses (benefits) incurred	6,701	(619)

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	—
Prior years (3)	272	320
Total claims and claim expenses paid	272	320

Reserve at end of period, net of reinsurance recoverables	84,678	82,292
Add reinsurance recoverables (1)	23,479	20,080
Ending balance	$108,157	$102,372
(1)    Related to ceded losses recoverable under the QSR Transactions. See Note 5, "Reinsurance" for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $22.3 million attributed to net case reserves and $4.9 million attributed to net IBNR reserves for the three months ended March 31, 2023 and $5.2 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the three months ended March 31, 2022.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $16.2 million attributed to net case reserves and $4.5 million attributed to net IBNR reserves for the three months ended March 31, 2023 and $5.8 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the three months ended March 31, 2022.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The "claims incurred" section of the table above shows claims and claim expenses (benefits) incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $72.7 million related to prior year defaults remained as of March 31, 2023.
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
The following table reconciles the net income and the weighted average shares of common stock outstanding used in the computations of basic and diluted EPS of common stock:

	For the three months ended March 31,
	2023	2022
	(In Thousands, except for per share data)
Net income	$74,458	$67,680
Basic weighted average shares outstanding	83,600	85,953
Basic earnings per share	$0.89	$0.79

Net income	$74,458	$67,680
Gain from change in fair value of warrant liability	—	(93)
Diluted net income	$74,458	$67,587

Basic weighted average shares outstanding	83,600	85,953
Dilutive effect of issuable shares	1,240	1,357
Diluted weighted average shares outstanding	84,840	87,310

Diluted earnings per share	$0.88	$0.77

Anti-dilutive shares	—	8
8. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. Taxable income is reported on our consolidated U.S. federal and various state income tax returns, filed by NMIH on behalf of itself and its subsidiaries. Our effective tax rate on our pre-tax income was 22.6% and 22.0% for the three months ended March 31, 2023 and 2022, respectively. Our provision for income taxes for interim reporting periods is established based on our estimated annual effective tax rate for a given year. Our effective tax rate may fluctuate between interim periods due to the impact of discrete items not included in our estimated annual effective tax rate, including the tax effects associated with the vesting of RSUs and exercise of options. Such items are treated on a discrete basis in the reporting period in which they occur.
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent. As a result, our interim provision for income taxes for the three months ended March 31, 2023 primarily represents a change in our net deferred tax liability. As of March 31, 2023 and December 31, 2022, we held $154.4 million of tax and loss bonds in "Prepaid federal income taxes" on our condensed consolidated balance sheets.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. Stockholders' Equity
On February 10, 2022, our Board of Directors approved a $125 million share repurchase program (excluding associated costs and applicable taxes) effective through December 31, 2023. The authorization provides us the flexibility to repurchase stock from time to time in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors, pursuant to a trading plan under Rule 10b-18 and Rule 10b5-1 of the Exchange Act. During the three months ended March 31, 2023, we repurchased 0.7 million shares at an average price of $22.19 (excluding associated costs and applicable taxes). During the year ended December 31, 2022, we repurchased 2.9 million shares at an average price of $19.34 per share (excluding associated costs). As of March 31, 2023, $53.7 million of repurchase authority remained under the program.
10. Litigation
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
11. Premiums Receivable

Premiums receivable consists of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the associated receivable is written off against earned premium and the related insurance policy is canceled. We recognize an allowance for credit losses for premiums receivable based on credit losses expected to arise over the life of the receivable. Due to the nature of our insurance policies (a necessary precondition for access to mortgage credit for covered borrowers) and the short duration of the related receivables, we do not typically experience credit losses against our premium receivables and the allowance for credit loss established on premium receivable was deemed immaterial at March 31, 2023 and December 31, 2022.

Premiums receivable may be written off prior to 120 days in the ordinary course of business for non-credit events including, but not limited to, the modification or refinancing of an underlying insured loan. We established a $2.6 million and $2.3 million reserve for premium write-offs at March 31, 2023 and December 31, 2022, respectively.

12. Regulatory Information
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
NMIC and Re One generated combined statutory net income of $21.8 million and $18.6 million for the three months ended March 31, 2023 and 2022, respectively.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents NMIC's statutory surplus, contingency reserve, statutory capital and risk-to-capital (RTC) ratio as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
	(In Thousands)
Statutory surplus	$998,973	$980,225
Contingency reserve	1,340,443	1,266,038
Statutory capital (1)	$2,339,416	$2,246,263

Risk-to-capital	10.8:1	11.1:1
(1)    Represents the total of the statutory surplus and contingency reserve.
Re One had $5.6 million of statutory capital at March 31, 2023 and December 31, 2022.
NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware law provides that dividends are only payable out of a corporation's capital surplus or, subject to certain limitations, recent net profits.
NMIC and Re One are subject to certain rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs that may restrict their ability to pay dividends to NMIH. NMIC has the capacity to pay $98.0 million of aggregate ordinary dividends to NMIH during the twelve-month period ending December 31, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
    The following analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2022 10-K, for a more complete understanding of our financial position and results of operations. In addition, investors should review the "Cautionary Note Regarding Forward-Looking Statements" above and the "Risk Factors" detailed in Part II, Item 1A of this report and in Part I, Item 1A of our 2022 10-K, as subsequently updated in other reports we file with the SEC, for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year or for any other period.
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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of March 31, 2023, we had issued master policies with 1,900 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of March 31, 2023, we had $186.7 billion of primary insurance-in-force (IIF) and $48.5 billion of primary risk-in-force (RIF).
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
Our common stock trades on the Nasdaq under the symbol "NMIH." Our headquarters is located in Emeryville, California. As of March 31, 2023, we had 242 employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
We discuss below our results of operations for the periods presented, as well as the conditions and trends that have impacted or are expected to impact our business, including new insurance writings, the composition of our insurance portfolio and other factors that we expect to impact our results.

Conditions and Trends Affecting Our Business
Macroeconomic Developments
Macroeconomic factors, including persistent inflation, increasing interest rates, flagging consumer confidence and increasing jobless claims could have a pronounced impact on the housing market, the mortgage insurance industry and our business in future periods. A marked decline in housing demand, a significant and protracted decrease in house prices or a sustained increase in unemployment could reduce the pace of new business activity in the private mortgage insurance market and negatively impact our future new insurance written (NIW) volume, or contribute to an increase in our future default and claim experience.
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
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of March 31, 2023 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease over a ten-year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled (except the coverage provided by Oaktown Re VI Ltd. and Oaktown Re VII Ltd., which decreases over a 12.5-year period). As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction noteholders as amortization of the outstanding insurance-linked note principal balances. The outstanding reinsurance coverage amounts stop amortizing, and the collateral distribution to ILN Transaction noteholders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event). As of March 31, 2023, the 2021-2 ILN Transaction was deemed to be in Lock Out in connection with the initial build of its target credit enhancement level and will remain in Lock Out until such target credit enhancement level is achieved. Effective February 28, 2023, a previously triggered Lock-Out Event for the 2018 ILN Transaction was deemed to have cleared and amortization of the associated reinsurance coverage, and distribution of collateral assets and amortization of the associated insurance-linked notes resumed.
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

The following table presents the inception date, covered production period, current reinsurance coverage amount, current first layer retained aggregate loss and detail on the level of overcollateralization under each outstanding ILN Transaction. Current amounts are presented as of March 31, 2023.

($ values in thousands)	2018 ILN Transaction	2019 ILN Transaction	2020-2 ILN Transaction	2021-1 ILN Transaction	2021-2 ILN Transaction
Inception date	July 25, 2018	July 30, 2019	October 29, 2020	April 27, 2021	October 26, 2021
Covered production	1/1/2017 – 5/31/2018	6/1/2018 – 6/30/2019	4/1/2020 – 9/30/2020 (1)	10/1/2020 – 3/31/2021 (2)	4/1/2021 – 9/30/2021 (3)

Current ceded RIF	$811,639	$929,536	$3,236,685	$6,591,872	$6,860,558

Current first layer retained loss	122,166	122,182	121,177	163,654	146,167
Current reinsurance coverage	147,608	191,044	85,011	282,630	363,596
Eligible coverage	$269,774	$313,226	$206,188	$446,284	$509,763
Subordinated coverage (4)	33.24%	33.70%	6.25%	6.75%	7.43%

PMIERs charge on ceded RIF	7.86%	7.74%	5.00%	5.65%	6.77%
Overcollateralization (5) (6)	$147,608	$191,044	$44,509	$74,062	$45,241

Delinquency Trigger (7)	4.0%	4.0%	4.7%	5.1%	5.6%
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
(4)     Absent a delinquency trigger, the subordinated coverage is capped at 7.75%, 7.50%, 6.25%, 6.75% and 7.45% for the 2018, 2019, 2020-2, 2021-1 and 2021-2 ILN Transactions, respectively.
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
Traditional reinsurance
NMIC is a party to four excess-of-loss reinsurance agreements with broad panels of third-party reinsurers – the 2022-1 XOL Transaction, effective April 1, 2022, the 2022-2 XOL Transaction, effective July 1, 2022, the 2022-3 XOL Transaction, effective October 1, 2022, and the 2023-1 XOL Transaction, effective January 1, 2023 – which we refer to collectively as the XOL Transactions. Each XOL Transaction provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the reinsurers then provide second layer loss protection up to a defined reinsurance coverage amount. The reinsurance coverage amount of each XOL Transaction is set to approximate the PMIERs minimum required assets of its reference pool and decreases from the inception of each respective agreement over a ten-year period in the event the PMIERs minimum required assets of the pool declines. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding XOL Transaction. Current amounts are presented as of March 31, 2023.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2022-1 XOL Transaction	April 1, 2022	10/1/2021 – 3/31/2022 (2)	$289,741	$283,077	$133,366	$133,366
2022-2 XOL Transaction	July 1, 2022	4/1/2022 – 6/30/2022 (3)	154,306	152,347	78,906	78,906
2022-3 XOL Transaction	October 1, 2022	7/1/2022 – 9/30/2022	96,779	96,197	106,265	106,265
2023-1 XOL Transaction (4)	January 1, 2023	10/1/2022 – 6/30/2023	59,509	59,509	94,977	94,977
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
(4)    The initial reinsurance coverage, current reinsurance coverage, initial first layer retained loss and current first layer retained loss for the 2023-1 XOL Transaction will increase as incremental covered production is ceded under the transaction through June 30, 2023.
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
See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance” for further discussion of these third-party reinsurance arrangements.
Portfolio Data
The following table presents primary and pool NIW and IIF as of the dates and for the periods indicated. Unless otherwise noted, the tables below do not include the effects of our third-party reinsurance arrangements described above.

Primary and pool IIF and NIW	As of and for the three months ended
	March 31, 2023		March 31, 2022
	IIF	NIW	IIF	NIW
	(In Millions)
Monthly	$166,924	$8,550	$139,156	$13,094
Single	19,800	184	19,721	1,071
Primary	186,724	8,734	158,877	14,165

Pool	1,025	—	1,162	—
Total	$187,749	$8,734	$160,039	$14,165

NIW for the three months ended March 31, 2023 was $8.7 billion compared to $14.2 billion for the three months ended March 31, 2022. NIW decreased year-on-year primarily due to a decline in the size of the total mortgage insurance market.

Total IIF increased 17% at March 31, 2023 compared to March 31, 2022, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of in-force policies. Our persistency rate improved to 85.1% at March 31, 2023 from 71.5% at March 31, 2022, due to a slowdown in the pace of refinancing activity during the intervening twelve-month period driven by an increase in interest and mortgage note rates.

The following table presents net premiums written and earned for the periods indicated:

Primary and pool premiums written and earned	For the three months ended
	March 31, 2023	March 31, 2022
	(In Thousands)
Net premiums written	$112,976	$116,034
Net premiums earned	121,754	116,495
Net premiums written decreased 3% during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, reflecting an increase in total premiums ceded under our reinsurance transactions and a decline in single premium policy production, partially offset by growth in our monthly IIF and monthly pay policy premium receipts.
Net premiums earned during the three months ended March 31, 2023 increased 5% compared to the three months ended March 31, 2022, primarily driven by our NIW production and the growth of our IIF, partially offset by an increase in total premiums ceded under our reinsurance transactions, the run-off of a portion of our prior period monthly policy production and associated premium receipts, and a decline in the contribution from single premium policy cancellations.
Pool premiums written and earned for each of the three months ended March 31, 2023 and 2022 were $0.3 million before giving effect to the 2016 QSR Transaction, under which all of our written and earned pool premiums are ceded. A portion of our ceded pool premiums written and earned are recouped through profit commission.

Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
	($ Values In Millions, except as noted below)
New insurance written	$8,734	$10,719	$17,239	$16,611	$14,165
Percentage of monthly premium	98%	98%	97%	94%	92%
Percentage of single premium	2%	2%	3%	6%	8%
New risk written	$2,258	$2,797	$4,616	$4,386	$3,721
Insurance-in-force (1)	$186,724	$183,968	$179,173	$168,639	$158,877
Percentage of monthly premium	89%	89%	89%	88%	88%
Percentage of single premium	11%	11%	11%	12%	12%
Risk-in-force (1)	$48,494	$47,648	$46,259	$43,260	$40,522
Policies in force (count) (1)	600,294	594,142	580,525	551,543	526,976
Average loan size ($ value in thousands) (1)	$311	$310	$309	$306	$301
Coverage percentage (2)	26.0%	25.9%	25.8%	25.7%	25.5%
Loans in default (count) (1)	4,475	4,449	4,096	4,271	5,238
Default rate (1)	0.75%	0.75%	0.71%	0.77%	0.99%
Risk-in-force on defaulted loans (1)	$337	$323	$284	$295	$362
Net premium yield (3)	0.26%	0.26%	0.27%	0.30%	0.30%
Earnings from cancellations	$1.4	$1.5	$1.8	$2.2	$2.9
Annual persistency (4)	85.1%	83.5%	80.1%	76.0%	71.5%
Quarterly run-off (5)	3.2%	3.3%	4.0%	4.3%	5.0%
(1)    Reported as of the end of the period.
(2)    Calculated as end of period RIF divided by end of period IIF.
(3)    Calculated as net premiums earned divided by average primary IIF for the period, annualized.
(4)    Defined as the percentage of IIF that remains on our books after a given twelve-month period.
(5)    Defined as the percentage of IIF that is no longer on our books after a given three-month period.
The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	As of and for the three months ended
	March 31, 2023	March 31, 2022
	(In Millions)
IIF, beginning of period	$183,968	$152,343
NIW	8,734	14,165
Cancellations, principal repayments and other reductions	(5,978)	(7,631)
IIF, end of period	$186,724	$158,877
We consider a “book” to be a collective pool of policies insured during a particular period, normally a calendar year. In general, the majority of underwriting profit, calculated as earned premium revenue minus claims and underwriting and operating expenses, generated by a particular book year emerges in the years immediately following origination. This pattern generally occurs because relatively few of the claims that a book will ultimately experience typically occur in the first few years following origination, when premium revenue is highest, while subsequent years are affected by declining premium revenues, as the number of insured loans decreases (primarily due to loan prepayments), and by increasing losses.

The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of March 31, 2023		As of March 31, 2022
	IIF	RIF	IIF	RIF
	(In Millions)
March 31, 2023	$8,674	$2,243	$—	$—
2022	55,664	14,730	14,076	3,699
2021	70,771	18,195	78,955	20,058
2020	32,679	8,403	41,311	10,431
2019	8,798	2,324	11,102	2,910
2018 and before	10,138	2,599	13,433	3,424
Total	$186,724	$48,494	$158,877	$40,522
We utilize certain risk principles that form the basis of how we underwrite and originate NIW. We have established prudential underwriting standards and loan-level eligibility matrices which prescribe the maximum LTV, minimum borrower FICO score, maximum borrower debt-to-income (DTI) ratio, maximum loan size, property type, loan type, loan term and occupancy status of loans that we will insure and memorialized these standards and eligibility matrices in our Underwriting Guideline Manual that is publicly available on our website. Our underwriting standards and eligibility criteria are designed to limit the layering of risk in a single insurance policy. “Layered risk” refers to the accumulation of borrower, loan and property risk. For example, we have higher credit score and lower maximum allowed LTV requirements for investor-owned properties, compared to owner-occupied properties. We monitor the concentrations of various risk attributes in our insurance portfolio, which may change over time, in part, as a result of regional conditions or public policy shifts.
The tables below present our primary NIW by FICO, LTV and purchase/refinance mix for the periods indicated. We calculate the LTV of a loan as the percentage of the original loan amount to the original purchase value of the property securing the loan.

Primary NIW by FICO	For the three months ended
	March 31, 2023	March 31, 2022
	(In Millions)
>= 760	$5,251	$6,372
740-759	1,514	2,388
720-739	1,107	1,937
700-719	456	1,639
680-699	342	1,244
<=679	64	585
Total	$8,734	$14,165
Weighted average FICO	762	748

Primary NIW by LTV	For the three months ended
	March 31, 2023	March 31, 2022
	(In Millions)
95.01% and above	$358	$1,366
90.01% to 95.00%	4,085	7,055
85.01% to 90.00%	3,234	3,868
85.00% and below	1,057	1,876
Total	$8,734	$14,165
Weighted average LTV	91.6%	92.1%

Primary NIW by purchase/refinance mix	For the three months ended
	March 31, 2023	March 31, 2022
	(In Millions)
Purchase	$8,494	$13,398
Refinance	240	767
Total	$8,734	$14,165

The tables below present our total primary IIF and RIF by FICO and LTV, and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of
	March 31, 2023		March 31, 2022
	($ Values In Millions)
>= 760	$91,623	49%	$79,141	50%
740-759	33,156	18	27,406	17
720-739	26,233	14	22,176	14
700-719	18,203	10	15,236	10
680-699	12,502	6	10,347	6
<=679	5,007	3	4,571	3
Total	$186,724	100%	$158,877	100%

Primary RIF by FICO	As of
	March 31, 2023		March 31, 2022
	($ Values In Millions)
>= 760	$23,472	48%	$19,883	49%
740-759	8,692	18	7,054	17
720-739	6,903	14	5,735	14
700-719	4,847	10	4,010	10
680-699	3,311	7	2,706	7
<=679	1,269	3	1,134	3
Total	$48,494	100%	$40,522	100%

Primary IIF by LTV	As of
	March 31, 2023		March 31, 2022
	($ Values In Millions)
95.01% and above	$17,583	9%	$14,918	9%
90.01% to 95.00%	89,125	48	72,381	46
85.01% to 90.00%	56,425	30	48,406	30
85.00% and below	23,591	13	23,172	15
Total	$186,724	100%	$158,877	100%

Primary RIF by LTV	As of
	March 31, 2023		March 31, 2022
	($ Values In Millions)
95.01% and above	$5,413	11%	$4,527	11%
90.01% to 95.00%	26,326	54	21,358	53
85.01% to 90.00%	13,937	29	11,895	29
85.00% and below	2,818	6	2,742	7
Total	$48,494	100%	$40,522	100%

Primary RIF by Loan Type	As of
	March 31, 2023	March 31, 2022
Fixed	98%	99%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	2	1
Total	100%	100%
The table below presents selected primary portfolio statistics, by book year, as of March 31, 2023.

	As of March 31, 2023
Book Year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values In Millions)
2014 and prior	$3,613	$198	5%	15,441	1,248	22	53	3.8%	0.5%	1.8%
2015	12,422	1,158	9%	52,548	6,488	119	129	2.6%	0.5%	1.8%
2016	21,187	2,447	12%	83,626	12,851	259	148	2.0%	0.5%	2.0%
2017	21,582	2,930	14%	85,897	15,691	422	122	2.7%	0.6%	2.7%
2018	27,295	3,405	12%	104,043	17,572	558	111	4.1%	0.6%	3.2%
2019	45,141	8,798	19%	148,423	37,100	595	35	4.1%	0.4%	1.6%
2020	62,702	32,679	52%	186,174	107,371	589	7	2.5%	0.3%	0.5%
2021	85,574	70,771	83%	257,972	222,036	1,339	4	6.2%	0.5%	0.6%
2022	58,734	55,664	95%	163,281	156,817	572	—	19.3%	0.4%	0.4%
2023	8,734	8,674	99%	23,250	23,120	—	—	—%	—%	—%
Total	$346,984	$186,724		1,120,655	600,294	4,475	609
(1)    Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.
(2)    Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.
(3)    Calculated as the number of loans in default divided by number of policies in force.

Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the dates indicated. The distribution of our primary RIF as of March 31, 2023 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of
	March 31, 2023	March 31, 2022
California	10.5%	10.8%
Texas	8.8	9.5
Florida	8.0	8.4
Georgia	4.1	3.9
Virginia	4.1	4.5
Washington	4.0	3.7
Illinois	3.9	3.8
Colorado	3.5	3.7
Pennsylvania	3.4	3.3
Maryland	3.3	3.6
Total	53.6%	55.2%

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

In response to the COVID-19 pandemic, politicians, regulators, lenders, loan servicers and others offered extraordinary assistance to dislocated borrowers through, among other programs, the forbearance, foreclosure moratorium and other assistance programs codified under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The FHFA and GSEs offered further assistance by introducing new repayment and loan modification options to assist borrowers with their transition out of forbearance programs and default status. We generally observe that forbearance, repayment and modification, and other assistance programs aid affected borrowers and drive higher cure rates on defaults than would otherwise be expected on similarly situated loans that did not benefit from broad-based assistance programs.
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
Emerging macroeconomic factors, including persistent inflation, elevated interest rates, flagging consumer confidence and increasing jobless claims could have a pronounced impact on the housing market, the mortgage insurance industry and our business in future periods. A marked decline in housing demand, a significant and protracted decrease in house prices, or a sustained increase in unemployment could contribute to an increase in our future default and claims experience.
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses (benefits):

	For the three months ended
	March 31, 2023	March 31, 2022
	(In Thousands)
Beginning balance	$99,836	$103,551
Less reinsurance recoverables (1)	(21,587)	(20,320)
Beginning balance, net of reinsurance recoverables	78,249	83,231

Add claims incurred:
Claims and claim expenses (benefits) incurred:
Current year (2)	27,608	10,080
Prior years (3)	(20,907)	(10,699)
Total claims and claim expenses (benefits) incurred	6,701	(619)

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	—
Prior years (3)	272	320
Total claims and claim expenses paid	272	320

Reserve at end of period, net of reinsurance recoverables	84,678	82,292
Add reinsurance recoverables (1)	23,479	20,080
Ending balance	$108,157	$102,372
(1)    Related to ceded losses recoverable under the QSR Transactions. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance" for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $22.3 million attributed to net case reserves and $4.9 million attributed to net IBNR reserves for the three months ended March 31, 2023 and $5.2 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the three months ended March 31, 2022.

(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $16.2 million attributed to net case reserves and $4.5 million attributed to net IBNR reserves for the three months ended March 31, 2023 and $5.8 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the three months ended March 31, 2022.

The "claims incurred" section of the table above shows claims and claim expenses (benefits) incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $72.7 million related to prior year defaults remained as of March 31, 2023.
The following table provides a reconciliation of the beginning and ending count of loans in default:

	For the three months ended
	March 31, 2023	March 31, 2022
Beginning default inventory	4,449	6,227
Plus: new defaults	1,558	1,163
Less: cures	(1,507)	(2,132)
Less: claims paid	(21)	(19)
Less: rescission and claims denied	(4)	(1)
Ending default inventory	4,475	5,238
Ending default inventory declined from March 31, 2022 to March 31, 2023, as borrowers initially impacted by the COVID-19 pandemic continued to cure their delinquencies, and contributed to total cure experience that exceeded the number of new defaults that emerged during the intervening period. New default experience increased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to the growth and natural seasoning of our insured portfolio.
The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions for the periods indicated:

	For the three months ended
	March 31, 2023	March 31, 2022
	($ Values In Thousands)
Number of claims paid (1)	21	19
Total amount paid for claims	$344	$402
Average amount paid per claim	$16	$21
Severity (2)	39%	39%
(1)    Count includes seven and six claims settled without payment during the three months ended March 31, 2023 and 2022, respectively.
(2)    Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.

We paid 21 and 19 claims during the three months ended March 31, 2023 and 2022, respectively. The number of claims paid was modest relative to the size of our insured portfolio and number of defaulted loans we reported in each period, primarily due to the forbearance program and foreclosure moratorium implemented by the GSEs in response to the COVID-19 pandemic and codified under the CARES Act. Such forbearance and foreclosure programs remain available and may ultimately interrupt, the timeline over which loans would otherwise progress through the default cycle to a paid claim. Our claims paid experience for the three months ended March 31, 2023 and 2022, further benefited from broad national house price appreciation observed through June 2022. An increase in the value of the homes collateralizing the mortgages we insure provides defaulted borrowers with alternative paths and incentives to cure their loan prior to the development of a claim. Although national house prices have contracted from their peak, the scale of decline has been modest relative to the quantum of previous gains, and many borrowers still retain significant net price gains and appreciated equity in their homes.

Our claims severity for each of the three months ended March 31, 2023 and 2022 was 39%. Claims severity for the three months ended March 31, 2023 and 2022 benefited from the same broad national house price appreciation that supported our claims paid experience. An increase in the value of the homes collateralizing the mortgages we insure provides additional equity support to our risk exposure and raises the prospect of a third-party sale of a foreclosed property, which can mitigate the severity of our settled claims.
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
The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated:

Average reserve per default:	As of March 31, 2023	As of March 31, 2022
	(In Thousands)
Case (1)	$22.4	$18.0
IBNR (1)(2)	1.8	1.5
Total	$24.2	$19.5
(1)    Defined as the gross reserve per insured loan in default.
(2)    Amount includes claims adjustment expenses.
Average reserve per default increased from March 31, 2022 to March 31, 2023, primarily due to an incrementally conservative set of assumptions about future macroeconomic and housing market conditions compared to those assumed at March 31, 2022. The increased average reserve per default at March 31, 2023 also reflects the “aging” of COVID-related defaults. While we initially established lower reserves for defaults that we considered to be connected to the COVID-19 pandemic given our expectation that forbearance, repayment and modification, and other assistance programs would aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs, we have increased such reserves over time as individual defaults remain outstanding or “age.”
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
By April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. We certified to the GSEs by April 15, 2023 that NMIC was in full compliance with the PMIERs as of December 31, 2022. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of a failure to meet one or more of the PMIERs requirements. We continuously monitor NMIC's compliance with the PMIERs.

The following table provides a comparison of the PMIERs available assets and risk-based required asset amount as reported by NMIC as of the dates indicated:

	As of
	March 31, 2023	March 31, 2022
	(In Thousands)
Available assets	$2,480,882	$2,127,030
Risk-based required assets	1,231,780	1,341,217

Available assets were $2.5 billion at March 31, 2023, compared to $2.1 billion at March 31, 2022. The $354 million increase in available assets between the dates presented was primarily driven by NMIC's positive cash flow from operations during the intervening period, partially offset by the payment of an ordinary course dividend from NMIC to NMIH in April 2022.
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

Consolidated Results of Operations

Consolidated statements of operations	Three months ended
	March 31, 2023	March 31, 2022
Revenues	($ In Thousands, except for per share data)
Net premiums earned	$121,754	$116,495
Net investment income	14,894	10,199
Net realized investment (losses) gains	(33)	408
Other revenues	164	339
Total revenues	136,779	127,441
Expenses
Insurance claims and claim expenses (benefits)	6,701	(619)
Underwriting and operating expenses	25,786	32,935
Service expenses	80	430
Interest expense	8,039	8,041
Gain from change in fair value of warrant liability	—	(93)
Total expenses	40,606	40,694

Income before income taxes	96,173	86,747
Income tax expense	21,715	19,067
Net income	$74,458	$67,680

Earnings per share - Basic	$0.89	$0.79
Earnings per share - Diluted	$0.88	$0.77

Loss ratio(1)	5.5%	(0.5)%
Expense ratio(2)	21.2%	28.3%
Combined ratio (3)	26.7%	27.7%

	Three months ended
Non-GAAP financial measures (4)	March 31, 2023	March 31, 2022
	($ In Thousands, except for per share data)
Adjusted income before tax	$96,206	$86,506
Adjusted net income	74,484	67,470
Adjusted diluted EPS	0.88	0.77
(1)    Loss ratio is calculated by dividing insurance claims and claim expenses (benefits) by net premiums earned.
(2)    Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.
(3)     Combined ratio may not foot due to rounding.
(4)    See "Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures," below.
Revenues
Net premiums earned were $121.8 million for the three months ended March 31, 2023, compared to $116.5 million for the three months ended March 31, 2022. The increase in net premiums earned was primarily driven by our NIW production and the growth of our IIF, partially offset by an increase in total premiums ceded under our reinsurance transactions, the run-off of a portion of our prior period monthly policy production and associated premium receipts. and a decline in the contribution from single premium policy cancellations.
Net investment income was $14.9 million for the three months ended March 31, 2023, compared to $10.2 million for the three months ended March 31, 2022. The increase in net investment income was primarily driven by an increase in the book yield of the investment portfolio tied to the deployment of new cash flows and reinvestment of rolling maturities at incrementally higher rates, as well as the growth in the size of our total invested asset base.

Other revenues were $0.2 million for the three months ended March 31, 2023, compared to $0.3 million for the three months ended March 31, 2022. Other revenues represent underwriting fee revenue generated by our subsidiary, NMIS, which provides outsourced loan review services to mortgage loan originators. The decrease in other revenues reflects a decline in NMIS' outsourced loan review volume. Amounts recognized in other revenues generally correspond with amounts incurred as service expenses for outsourced loan review activities in the same periods.
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
Insurance claims and claim expenses were $6.7 million for the three months ended March 31, 2023, compared to insurance claims and claim benefits of $0.6 million for the three months ended March 31, 2022. The increase in insurance claims and claim expenses was primarily driven by the establishment of initial reserves on newly defaulted loans during the three months ended March 31, 2023, as well as an increase in the average case reserve held against previously defaulted loans that have aged in their delinquency status, and was partially offset by the release of a portion of the reserves we established for anticipated claims payments in prior periods in connection with cure activity and ongoing analysis of recent loss development trends.
Underwriting and operating expenses were $25.8 million for the three months ended March 31, 2023, compared to $32.9 million for the three months ended March 31, 2022. The decrease in underwriting and operating expenses reflects an increase in ceding commissions received upon the introduction of the 2022 Seasoned QSR Transaction effective July 1, 2022, a step-down in technology costs related to our agreement with Tata Consultancy Services (TCS) and a decrease in employee compensation costs, partially offset by an increase in travel and entertainment expenses tied to the easing of COVID-19 related restrictions. Underwriting and operating expenses for the year ended March 31, 2023 further reflect a benefit related to the recognition of our deferred policy acquisition costs, which slowed in connection with the increased persistency of our IIF.
Service expenses were $0.1 million for the three months ended March 31, 2023, compared to $0.4 million for the three months ended March 31, 2022. Service expenses represent third-party costs incurred by NMIS in connection with the services it provides. The decline in service expenses was driven by a decrease in NMIS' outsourced loan review volume and a negotiated decrease in the cost of services procured from third-party providers. Amounts incurred as service expenses generally correspond with amounts recognized in other revenues in the same periods.
Interest expense was $8.0 million for each of the three months ended March 31, 2023 and 2022. Interest expense primarily reflects the carrying costs of the Notes. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt."
Income tax expense was $21.7 million for the three months ended March 31, 2023, compared to $19.1 million for the three months ended March 31, 2022. The increase in income tax expense was primarily driven by growth in our pre-tax income. Our effective tax rate on pre-tax income was 22.6% for the three months ended March 31, 2023 compared to 22.0% for the three months ended March 31, 2022. As a U.S. taxpayer, we are subject to a statutory U.S. federal corporate income tax rate of 21%. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year and reflects the impact of discrete tax effects in the period in which they occur. Our effective tax rates for the three months ended March 31, 2023 and 2022 reflect the discrete tax effects of the vesting of RSUs and exercise of options. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 8, Income Taxes."
Net Income
Net income was $74.5 million for the three months ended March 31, 2023, compared to $67.7 million for the three months ended March 31, 2022 and adjusted net income was $74.5 million for the three months ended March 31, 2023, compared to $67.5 million for the three months ended March 31, 2022. The increases in net income and adjusted net income were primarily driven by growth in our total revenues, as well as a decline in our underwriting and operating expenses, partially offset by increases in our insurance claims and claim expenses and income tax expense.
Diluted EPS and adjusted diluted EPS were $0.88 for the three months ended March 31, 2023, compared to diluted EPS and adjusted diluted EPS of $0.77 for the three months ended March 31, 2022. Diluted and adjusted diluted EPS increased primarily due to growth in our net income and adjusted net income, as well as a decline in the number of weighted average diluted shares outstanding tied to share repurchase activity.

The non-GAAP financial measures adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the three months ended March 31,
	2023	2022
As reported	($ In Thousands, except for per share data)
Income before income taxes	$96,173	$86,747
Income tax expense	21,715	19,067
Net income	$74,458	$67,680

Adjustments
Net realized investment losses (gains)	33	(408)
Gain from change in fair value warrant liability	—	(93)
Capital market transaction costs	—	260
Adjusted income before tax	96,206	86,506

Income tax expense (benefit) on adjustments (1)	7	(31)
Adjusted net income	$74,484	$67,470

Weighted average diluted shares outstanding	84,840	87,310
Adjusted diluted EPS	$0.88	$0.77
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
•Change in fair value of warrant liability. Outstanding warrants at the end of each reporting period are revalued, and any change in fair value is reported in the statement of operations in the period in which the change occurred. The change in fair value of our warrant liability can vary significantly across periods and is influenced principally by equity market and general economic factors that do not impact or reflect our current period operating results. Furthermore, all unexercised warrants expired in April 2022 and, as such, no change in fair value will be recognized in future reporting periods thereafter. We believe trends in our operating performance can be more clearly identified by excluding fluctuations related to the change in fair value of our warrant liability.
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

Consolidated balance sheets	March 31, 2023	December 31, 2022
	(In Thousands)
Total investment portfolio	$2,171,766	$2,099,389
Cash and cash equivalents	83,104	44,426
Premiums receivable	70,198	69,680
Deferred policy acquisition costs, net	59,921	58,564
Software and equipment, net	31,830	31,930
Reinsurance recoverable	23,479	21,587
Prepaid federal income tax	154,409	154,409
Other assets	39,069	36,045
Total assets	$2,633,776	$2,516,030
Debt	$396,426	$396,051
Unearned premiums	114,064	123,035
Accounts payable and accrued expenses	70,341	74,576
Reserve for insurance claims and claim expenses	108,157	99,836
Reinsurance funds withheld	2,313	2,674
Deferred tax liability, net	223,368	193,859
Other liabilities	12,396	12,272
Total liabilities	927,065	902,303
Total shareholders' equity	1,706,711	1,613,727
Total liabilities and shareholders' equity	$2,633,776	$2,516,030

Total cash and investments were $2.3 billion as of March 31, 2023, compared to $2.1 billion as of December 31, 2022. Cash and investments at March 31, 2023 included $65.7 million held by NMIH. The increase in total cash and investments reflects the addition of incremental cash provided by operating activities, as well as a decrease in the unrealized loss position of our fixed income portfolio partially offset by share repurchase activity during the three months ended March 31, 2023.
Premiums receivable was $70.2 million as of March 31, 2023, compared to $69.7 million as of December 31, 2022. The increase was primarily driven by growth in our monthly premium policies in force, where premiums are generally paid one month in arrears.
Net deferred policy acquisition costs were $59.9 million as of March 31, 2023, compared to $58.6 million as of December 31, 2022. The increase was primarily driven by the deferral of certain costs associated with the origination of new policies between the respective balance sheet dates, partially offset by the recognition of previously deferred policy acquisition costs.
Reinsurance recoverable was $23.5 million as of March 31, 2023, compared to $21.6 million as of December 31, 2022. The increase was driven by an increase in ceded losses recoverable under our QSR Transactions.
Prepaid federal income tax was $154.4 million as of both March 31, 2023 and December 31, 2022. Prepaid federal income tax represents tax and loss bonds purchased in connection with our claimed tax deduction for our statutory contingency reserve position. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 8, Income Taxes."
Other assets were $39.1 million as of March 31, 2023, compared to $36.0 million as of December 31, 2022. The increase was primarily driven by increases in our accrued investment income and prepaid expenses.
Unearned premiums were $114.1 million as of March 31, 2023, compared to $123.0 million as of December 31, 2022. The decrease was driven by the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies and the cancellations of other single premium policies, partially offset by single premium policy originations during the three months ended March 31, 2023.
Accounts payable and accrued expenses were $70.3 million as of March 31, 2023, compared to $74.6 million as of December 31, 2022. The decrease was primarily driven by the settlement of previously accrued payroll, bonuses and certain contractual payables during the three months ended March 31, 2023, partially offset by an increase in accrued and unpaid interest on the Notes which is payable semi-annually in June and December, as well as an increase in reinsurance premiums payable.
Reserve for insurance claims and claim expenses was $108.2 million as of March 31, 2023, compared to $99.8 million as of December 31, 2022. The increase was primarily driven by the establishment of initial reserves on newly defaulted loans during the three months ended March 31, 2023, as well as an increase in the average case reserve held against previously defaulted loans that have aged in their delinquency status. The increase in the reserves for insurance claims and claim expenses was partially offset by the release of a portion of the reserves we established for anticipated claims payments in prior periods in connection with cure activity and ongoing analysis of recent loss development trends. See "Insurance Claims and Claim Expenses," above for further details.
Reinsurance funds withheld, which represents our ceded reinsurance premiums written, less our profit and ceding commission receivables related to the 2016 QSR Transaction was $2.3 million as of March 31, 2023, compared to $2.7 million as of December 31, 2022. The decrease relates to the continued decline in ceded premiums written on single premium policies, due to the end of the reinsurance coverage period for new business under the 2016 QSR Transaction at December 31, 2017. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance."
Net deferred tax liability was $223.4 million as of March 31, 2023, compared to $193.9 million as of December 31, 2022. The increase was primarily due to an increase in the claimed deductibility of our statutory contingency reserve and the decrease in unrealized losses recorded in other comprehensive income. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 8, Income Taxes."

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the three months ended March 31,
	2023	2022
Net cash provided by (used in):	(In Thousands)
Operating activities	$89,835	$80,310
Investing activities	(33,751)	(21,370)
Financing activities	(17,406)	(4,680)
Net increase in cash and cash equivalents	$38,678	$54,260
Net cash provided by operating activities was $89.8 million for the three months ended March 31, 2023, compared to $80.3 million for the three months ended March 31, 2022. Cash provided by operating activities increased during the three months ended March 31, 2023, primarily due to a decline in short-term employee incentive payments and a reduction in technology service costs paid under our long-term IT services agreement with TCS, partially offset by a decline in net premiums written tied to a decrease in single premium policy production and an increase in ceded premiums written under our reinsurance agreements.
Cash used in investing activities for the three months ended March 31, 2023 and 2022 reflects the purchase of fixed and short-term maturities with cash provided by operating activities, and the reinvestment of coupon payments, maturities and sale proceeds within our investment portfolio.
Cash used in financing activities was $17.4 million for the three months ended March 31, 2023, compared to $4.7 million for the three months ended March 31, 2022. Cash used in financing activities primarily relates to the repurchase of common stock.

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
As of March 31, 2023, NMIH had $65.7 million of cash and investments. NMIH's principal sources of net cash are dividends from its subsidiaries and investment income. NMIC has the capacity to pay aggregate ordinary dividends of $98.0 million to NMIH during the twelve-month period ending December 31, 2023. NMIH also has access to $250 million of undrawn revolving credit capacity under the 2021 Revolving Credit Facility. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt."
On February 10, 2022, our Board of Directors approved a $125 million share repurchase program (excluding associated costs and applicable taxes) through December 31, 2023, that enables the company to repurchase its common stock. The authorization provides NMIH the flexibility to repurchase stock from time to time in the open market or in privately negotiated transactions, based on market and business conditions, stock price and other factors. During the three months ended March 31, 2023, NMIH repurchased 0.7 million shares of common stock pursuant to a trading plan under Rule 10b-18 of the Exchange Act, at a total cost of $14.9 million, including associated costs and applicable taxes. As of March 31, 2023, $53.7 million of repurchase authority remained available under the program.
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
Under the 2021 Revolving Credit Facility, NMIH is required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of March 31, 2023, the applicable commitment fee was 0.30%.
We are subject to certain covenants under the 2021 Revolving Credit Facility, including: a maximum debt-to-total capitalization ratio of 35%, a requirement to maintain compliance with the PMIERs financial requirements (subject to any GSE approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants at March 31, 2023.
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
As an approved mortgage insurer and Wisconsin-domiciled carrier, NMIC is required to satisfy financial and/or capitalization requirements stipulated by each of the GSEs and the Wisconsin OCI. The financial requirements stipulated by the GSEs are outlined in the PMIERs. Under the PMIERs, NMIC must maintain available assets that are equal to or exceed a minimum risk-based required asset amount, subject to a minimum floor of $400 million. At March 31, 2023, NMIC reported $2,481 million available assets against $1,232 million risk-based required assets for a $1,249 million "excess" funding position.
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

As of March 31, 2023, NMIC's performing primary RIF, net of reinsurance, was approximately $25.2 billion. NMIC ceded 100% of its pool RIF pursuant to the 2016 QSR Transaction. Based on NMIC's total statutory capital of $2.3 billion (including contingency reserves) as of March 31, 2023, NMIC's RTC ratio was 10.8:1. Re One has no risk in force remaining and no longer reports a RTC ratio.
NMIC's principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At March 31, 2023, NMIC had $2.2 billion of cash and investments, including $58.3 million of cash and cash equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended March 31, 2023, NMIC generated $295 million of cash flow from operations and received an additional $266 million of cash flow on the maturity, sale and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC's principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC's only use of cash that develops along an unscheduled path is claims payments. Given the breadth and duration of forbearance programs available to borrowers, separate foreclosure moratoriums that remain available, and the general duration of the default to foreclosure to claim cycle, we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.
Debt and Financial Strength Ratings
NMIC's financial strength is rated "Baa1" by Moody's and "BBB" by S&P. NMIH’s Notes are rated “Ba1” by Moody’s and its long-term counter-party credit profile is rated “BB” by S&P. The outlook for all ratings provided by Moody's and S&P’s is stable.
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
Our investment portfolio is comprised entirely of fixed maturity instruments. As of March 31, 2023, the fair value of our investment portfolio was $2.2 billion and we held an additional $83.1 million of cash and cash equivalents. Pre-tax book yield on the investment portfolio for the three months ended March 31, 2023 was 2.5%. Book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. The yield on our investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our holdings and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	March 31, 2023	December 31, 2022
Corporate debt securities	60%	60%
Municipal debt securities	25	23
Cash, cash equivalents, and short-term investments	8	10
U.S. Treasury securities and obligations of U.S. government agencies	4	4
Asset-backed securities	3	3
Total	100%	100%

Investment portfolio ratings at fair value (1)	March 31, 2023	December 31, 2022
AAA	13%	19%
AA(2)	27	25
A(2)	46	41
BBB(2)	14	15
BB (3)	—	—
Total	100%	100%
(1)    Excluding certain operating cash accounts.
(2)    Includes +/– ratings.
(3)    We held one security with a BB+ rating at March 31, 2023 and December 31, 2022, which is not identifiable in the table due to rounding.

All of our investments are rated by one or more nationally recognized statistical rating organizations. If three or more ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Investment Securities - Allowance for credit losses
We did not recognize an allowance for credit loss for any security in the investment portfolio as of March 31, 2023 or December 31, 2022, and we did not record any provision for credit loss for investment securities during the three months ended March 31, 2023 or 2022.
As of March 31, 2023, the investment portfolio had gross unrealized losses of $215.8 million, of which $209.2 million had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2022, the investment portfolio had gross unrealized losses of $254.7 million, of which $218.5 million had been in an unrealized loss position for a period of twelve months or longer.
The decrease in the aggregate size of the unrealized loss position as of March 31, 2023, was primarily driven by fluctuations in interest rates and, to a lesser extent, movements in credit spreads since December 31, 2022. We evaluated the securities in an unrealized loss position as of March 31, 2023, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our estimate of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of March 31, 2023 are not indicative of the ultimate collectability of the current amortized cost of the securities.
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
We believe that the assumptions and estimates associated with revenue recognition, our investment portfolio, deferred policy acquisition costs, premium deficiency reserves, and reserves for insurance claims and claim expenses have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates. There have not been any material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2022 10-K.

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
The carrying value of our investment portfolio as of March 31, 2023 and December 31, 2022 was $2.2 billion and $2.1 billion, respectively, all of which were invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of March 31, 2023, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.90 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.90% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 4.00 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 4.00% in fair value of our fixed income portfolio.
We are also subject to market risk related to the 2021 Revolving Credit Facility and the ILN Transactions. As discussed in Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt" the 2021 Revolving Credit Facility bears interest at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on any outstanding drawn balances.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2023, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Item 1A. Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item 1A of our 2022 10-K. As of the date of this report, other than as included below, we are not aware of any material changes in our risk factors from the risk factors disclosed in our 2022 10-K. You should carefully consider the risks and uncertainties described herein and in our 2022 10-K, which have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The risks described herein and in our 2022 10-K are not the only risks we face, as there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial which may in the future adversely affect our business, financial condition and/or operating results.

The recent SEC proposal on conflicted transactions could materially adversely affect our business, results of operations and financial condition.

The SEC issued a proposed rule in January 2023 that, among other things, prohibits certain participants in an asset-backed security, including a synthetic asset-backed security (synthetic ABS), from engaging in transactions that would involve or result in any material conflict of interest with respect to any investor in a transaction arising out of such activity (conflicted transaction). The definition of conflicted transactions is broadly defined and synthetic ABS could be broadly interpreted to include ILN Transactions. If this SEC proposal is adopted as proposed, it could affect or prohibit our ability to enter into credit risk transfer transactions using ILN Transactions. We are still assessing the potential impact of the rule on our credit risk transfer transactions if the rule is adopted as proposed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases of NMI Holdings, Inc. common stock by us during the three months ended March 31, 2023.

($ In Thousands, except for per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Program (1)
Period:
1/1/2023 to 1/31/2023	—	$—	—	$68,483
2/1/2023 to 2/28/2023	—	—	—	68,483
3/1/2023 to 3/31/2023	666,420	22.19	666,420	53,697
Total	666,420	$22.19	666,420
(1)    On February 10, 2022, our Board of Directors approved a $125 million share repurchase program effective through December 31, 2023, excluding associated costs and applicable taxes. As of March 31, 2023, $53.7 million of repurchase authority remained available under the program. See Part I, Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Shareholder's Equity," for additional information.

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
10.12 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For CEO) (incorporated herein by reference to Exhibit 10.19 to our Form 10-Q filed on August 1, 2017)

10.13 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Executive Officers) (incorporated herein by reference to Exhibit 10.20 to our Form 10-Q filed on August 1, 2017)

10.14 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Employees) (incorporated herein by reference to Exhibit 10.21 to our Form 10-Q filed on August 1, 2017)

10.15 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Independent Directors) (incorporated herein by reference to Exhibit 10.22 to our Form 10-Q filed on August 1, 2017)

10.16 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement (For CEO) (incorporated herein by reference to Exhibit 10.23 to our Form 10-Q filed on August 1, 2017)

10.17 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement (For Executive Officers and Employees) (incorporated herein by reference to Exhibit 10.24 to our Form 10-Q filed on August 1, 2017)

10.18 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Based) (incorporated herein by reference to Exhibit 10.38 to our Form 10-Q, filed on May 7, 2020)

10.19 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Independent Directors) (incorporated herein by reference to Exhibit 10.33 to our Form 10-Q, filed on May 2, 2019)

10.20 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Employees) (incorporated herein by reference to Exhibit 10.34 to our Form 10-Q, filed on May 2, 2019)

10.21 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Agreement (For Employees) (incorporated herein by reference to Exhibit 10.35 to our Form 10-Q, filed on May 2, 2019)

10.22 ~
Form of Indemnification Agreement between NMI Holdings, Inc. and its directors and certain executive officers (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on November 25, 2014)

10.23 ~	NMI Holdings, Inc. Severance Benefit Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 17, 2016)
10.24 ~	NMI Holdings, Inc. Amended and Restated Change in Control Severance Benefit Plan (incorporated herein by reference to Exhibit 10.30 to our Form 10-Q, filed on October 30, 2018)
10.25 ~	NMI Holdings, Inc. Clawback Policy (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on February 23, 2017)
10.26 ~	Offer Letter by and between NMI Holdings, Inc. and William Leatherberry, dated July 11, 2014 (incorporated herein by reference to Exhibit 10.10 to our Form 10-Q, filed on April 28, 2016)
10.27 ~
Employment Letter by and between NMI Holdings, Inc. and Bradley M. Shuster, effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 28, 2018)

10.28 ~	Offer Letter by and between NMI Holdings, Inc. and Adam Pollitzer, dated September 9, 2021 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on September 9, 2021)
10.29 ~	Offer letter by and between NMI Holdings, Inc. and Ravi Mallela, dated December 20, 2021 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 21, 2021)
10.30 +
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

10.31
Amended and Restated Credit Agreement, dated as of November 29, 2021, by and among the Company, the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on November 30, 2021)

21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
22.1	Guaranteed Securities by Subsidiary Guarantor (incorporated herein by reference to Exhibit 22.1 to our Form 10-K, filed on February 16, 2022)
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (Unaudited) formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended March 31, 2023 and 2022 (Unaudited);
(iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2023 and 2022 (Unaudited);

(iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2023 and 2022 (Unaudited); and
(v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
104	The cover page from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (formatted as Inline XBRL and contained in Exhibit 101).

~	Indicates a management contract or compensatory plan or contract.
+	Confidential treatment granted as to certain portions, which portions have been filed separately with the SEC.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
Date: May 2, 2023

By: /s/ Ravi Mallela
Name: Ravi Mallela
Title: Chief Financial Officer and Duly Authorized Signatory