Form 10-Q
period 2023-06-30
NMI Holdings, Inc.
filed 2023-08-02
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on July 28, 2023 was 82,280,750 shares.

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
•actions of existing competitors, including other private mortgage insurers and government mortgage insurers such as the Federal Housing Administration, the U.S. Department of Agriculture's Rural Housing Service and the U.S. Department of Veterans Affairs (collectively, government MIs), and potential market entry by new competitors or consolidation of existing competitors;
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

PART I
Item 1. Financial Statements

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2023	December 31, 2022
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $2,465,556 and $2,352,747 as of June 30, 2023 and December 31, 2022, respectively)	$2,233,656	$2,099,389
Cash and cash equivalents (including restricted cash of $2,222 and $2,176 as of June 30, 2023 and December 31, 2022, respectively)	73,319	44,426
Premiums receivable	72,367	69,680
Accrued investment income	17,393	14,144
Deferred policy acquisition costs, net	61,162	58,564
Software and equipment, net	32,262	31,930
Intangible assets and goodwill	3,634	3,634
Reinsurance recoverable	24,023	21,587
Prepaid federal income taxes	154,409	154,409
Other assets	17,625	18,267
Total assets	$2,689,850	$2,516,030

Liabilities
Debt	$396,808	$396,051
Unearned premiums	105,067	123,035
Accounts payable and accrued expenses	72,506	74,576
Reserve for insurance claims and claim expenses	110,448	99,836
Reinsurance funds withheld	1,696	2,674
Deferred tax liability, net	242,144	193,859
Other liabilities	12,226	12,272
Total liabilities	940,895	902,303
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 86,925,030 shares issued and 82,289,763 shares outstanding as of June 30, 2023 and 86,472,742 shares issued and 83,549,879 shares outstanding as of December 31, 2022 (250,000,000 shares authorized)	870	865
Additional paid-in capital	977,295	972,717
Treasury Stock, at cost: 4,635,267 and 2,922,863 common shares as of June 30, 2023 and December 31, 2022, respectively	(97,675)	(56,575)
Accumulated other comprehensive loss, net of tax	(187,320)	(204,323)
Retained earnings	1,055,785	901,043
Total shareholders' equity	1,748,955	1,613,727
Total liabilities and shareholders' equity	$2,689,850	$2,516,030

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	(In Thousands, except for per share data)
Revenues
Net premiums earned	$125,985	$120,870	$247,739	$237,365
Net investment income	16,518	10,921	31,412	21,120
Net realized investment gains (losses)	—	53	(33)	461
Other revenues	182	376	346	715
Total revenues	142,685	132,220	279,464	259,661
Expenses
Insurance claims and claim expenses (benefits)	2,873	(3,036)	9,574	(3,655)
Underwriting and operating expenses	27,448	30,700	53,234	63,635
Service expenses	267	336	347	766
Interest expense	8,048	8,051	16,087	16,092
Gain from change in fair value of warrant liability	—	(1,020)	—	(1,113)
Total expenses	38,636	35,031	79,242	75,725

Income before income taxes	104,049	97,189	200,222	183,936
Income tax expense	23,765	21,745	45,480	40,812
Net income	$80,284	$75,444	$154,742	$143,124

Earnings per share
Basic	$0.97	$0.88	$1.86	$1.67
Diluted	$0.95	$0.86	$1.83	$1.63

Weighted average common shares outstanding
Basic	82,958	85,734	83,277	85,842
Diluted	84,190	86,577	84,504	86,943

Net income	$80,284	$75,444	$154,742	$143,124
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains in accumulated other comprehensive (loss) income, net of tax (benefit) expense of $(4,120) and $(17,004) for the three months ended June 30, 2023 and 2022, and $4,513 and $(43,180) for the six months ended June 30, 2023 and 2022, respectively	(15,499)	(63,967)	16,977	(162,438)
Reclassification adjustment for realized (gains) losses included in net income, net of tax expense (benefit) of $0 and $11 for the three months ended June 30, 2023 and 2022, and $(7) and $97 for the six months ended June 30, 2023 and 2022, respectively	—	(44)	26	(367)
Other comprehensive (loss) income, net of tax	(15,499)	(64,011)	17,003	(162,805)
Comprehensive income (loss)	$64,785	$11,433	$171,745	$(19,681)

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2022	83,550	$865	$972,717	$(56,575)	$(204,323)	$901,043	$1,613,727
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	396	4	(2,610)	—	—	—	(2,606)
Repurchase of common stock	(666)	—	—	(14,862)	—	—	(14,862)
Share-based compensation expense	—	—	3,492	—	—	—	3,492
Change in unrealized investment gains/losses, net of tax expense of $8,640	—	—	—	—	32,502		32,502
Net income	—	—	—	—	—	74,458	74,458
Balances, March 31, 2023	83,280	$869	$973,599	$(71,437)	$(171,821)	$975,501	$1,706,711
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	56	1	20	—	—	—	21
Repurchase of common stock	(1,046)	—	—	(26,238)	—	—	(26,238)
Share-based compensation expense	—	—	3,676	—	—	—	3,676
Change in unrealized investment gains/losses, net of tax benefit of $4,120	—	—	—	—	(15,499)	—	(15,499)
Net income	—	—	—	—	—	80,284	80,284
Balances, June 30, 2023	82,290	$870	$977,295	$(97,675)	$(187,320)	$1,055,785	$1,748,955

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2021	85,793	$858	$955,302	$—	$1,485	$608,141	$1,565,786
Common stock: class A shares issued related to warrant exercises	51	1	1,143	—	—	—	1,144
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	430	4	26	—	—	—	30
Repurchase of common stock	(235)	—	—	(5,000)			(5,000)
Share-based compensation expense	—	—	4,196	—	—	—	4,196
Change in unrealized investment gains/losses, net of tax benefit of $26,262	—	—	—	—	(98,794)	—	(98,794)
Net income	—	—	—	—	—	67,680	67,680
Balances, March 31, 2022	86,039	$863	$960,667	$(5,000)	$(97,309)	$675,821	$1,535,042
Common stock: class A shares issued related to warrant exercises	33	*	624	—	—	—	624
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	68	1	(504)	—	—	—	(503)
Repurchase of common stock	(1,439)	—	—	(25,371)	—	—	(25,371)
Share-based compensation expense	—	—	3,867	—	—	—	3,867
Change in unrealized investment gains/losses, net of tax benefit of $17,015	—	—	—	—	(64,011)	—	(64,011)
Net income	—	—	—	—	—	75,444	75,444
Balances, June 30, 2022	84,701	$864	$964,654	$(30,371)	$(161,320)	$751,265	$1,525,092
*    During the three months ended June 30, 2022, we issued 32,659 common shares with a par value of $0.01 in connection with the exercise of warrants, which is not identifiable in this schedule due to rounding.

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities	(In Thousands)
Net income	$154,742	$143,124
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment loss (gains)	33	(461)
Gain from change in fair value of warrant liability	—	(1,113)
Depreciation and amortization	5,642	6,044
Net amortization of premium on investment securities	2,077	3,333
Amortization of debt discount and debt issuance costs	966	909
Deferred income taxes	43,765	40,761
Share-based compensation expense	7,168	8,063
Changes in operating assets and liabilities:
Premiums receivable	(2,687)	(3,350)
Accrued investment income	(3,249)	(530)
Deferred policy acquisition costs, net	(2,598)	(184)
Reinsurance recoverable	(2,436)	732
Other assets (1)	166	(526)
Unearned premiums	(17,968)	(3,556)
Reserve for insurance claims and claim expenses	10,612	(5,089)
Reinsurance balances, net	(691)	(515)
Accounts payable and accrued expenses	(3,802)	(13,808)
Net cash provided by operating activities	191,740	173,834
Cash flows from investing activities
Purchase of short-term investments	(152,715)	(118,932)
Purchase of fixed-maturity investments, available-for-sale	(224,378)	(111,376)
Proceeds from maturity of short-term investments	189,670	33,129
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	72,503	54,735
Software and equipment	(4,550)	(5,312)
Net cash used in investing activities	(119,470)	(147,756)
Cash flows from financing activities
Proceeds from issuance of common stock related to employee equity plans	2,711	4,512
Proceeds from issuance of common stock related to warrant exercises	—	518
Taxes paid related to net share settlement of equity awards	(5,296)	(4,985)
Repurchases of common stock	(40,792)	(30,371)
Net cash used in financing activities	(43,377)	(30,326)

Net increase (decrease) in cash, cash equivalents and restricted cash	28,893	(4,248)
Cash, cash equivalents and restricted cash, beginning of period	44,426	76,646
Cash, cash equivalents and restricted cash, end of period	$73,319	$72,398

Supplemental disclosures of cash flow information
Interest paid	$14,750	$14,750
Income taxes paid	1	—
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
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of June 30, 2023	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$82,381	$—	$(2,388)	$79,993
Municipal debt securities	674,701	6	(71,631)	603,076
Corporate debt securities	1,502,338	1,102	(155,139)	1,348,301
Asset-backed securities	68,466	—	(5,383)	63,083
Total bonds	2,327,886	1,108	(234,541)	2,094,453
Short-term investments	137,670	1,554	(21)	139,203
Total investments	$2,465,556	$2,662	$(234,562)	$2,233,656

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2022	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$82,301	$—	$(2,369)	$79,932
Municipal debt securities	563,972	—	(80,796)	483,176
Corporate debt securities	1,457,589	1,149	(165,096)	1,293,642
Asset-backed securities	74,762	—	(6,204)	68,558
Total bonds	2,178,624	1,149	(254,465)	1,925,308
Short-term investments	174,123	185	(227)	174,081
Total investments	$2,352,747	$1,334	$(254,692)	$2,099,389
We did not own any mortgage-backed securities in our asset-backed securities portfolio at June 30, 2023 or December 31, 2022.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Financial	38%	38%
Consumer	24	24
Communications	11	11
Utilities	11	11
Technology	8	8
Industrial	8	8
Total	100%	100%
As of June 30, 2023 and December 31, 2022, approximately $5.3 million and $5.4 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair value of available-for-sale securities as of June 30, 2023 and December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of June 30, 2023	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$307,520	$306,258
Due after one through five years	1,047,539	961,503
Due after five through ten years	1,028,749	889,801
Due after ten years	13,282	13,011
Asset-backed securities	68,466	63,083
Total investments	$2,465,556	$2,233,656

As of December 31, 2022	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$271,613	$270,428
Due after one through five years	935,615	862,747
Due after five through ten years	1,047,461	875,947
Due after ten years	23,296	21,709
Asset-backed securities	74,762	68,558
Total investments	$2,352,747	$2,099,389
Aging of Unrealized Losses
As of June 30, 2023, the investment portfolio had gross unrealized losses of $234.6 million, of which $224.9 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2022, the investment portfolio had gross unrealized losses of $254.7 million, of which $218.5 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of June 30, 2023		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	11	$54,004	$(1,256)	14	$25,989	$(1,132)	25	$79,993	$(2,388)
Municipal debt securities	25	128,176	(2,683)	223	467,902	(68,948)	248	596,078	(71,631)
Corporate debt securities	57	225,972	(5,657)	238	1,031,363	(149,482)	295	1,257,335	(155,139)
Asset-backed securities	—	—	—	25	63,083	(5,383)	25	63,083	(5,383)
Short-term investments	2	14,942	(21)	—	—	—	2	14,942	(21)
Total	95	$423,094	$(9,617)	500	$1,588,337	$(224,945)	595	$2,011,431	$(234,562)

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2022		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	19	$77,164	$(2,260)	4	$2,768	$(109)	23	$79,932	$(2,369)
Municipal debt securities	57	143,097	(12,942)	181	340,079	(67,854)	238	483,176	(80,796)
Corporate debt securities	141	434,174	(19,699)	168	790,537	(145,397)	309	1,224,711	(165,096)
Asset-backed securities	12	13,527	(1,097)	14	55,031	(5,107)	26	68,558	(6,204)
Short-term investments	12	104,236	(227)	—	—	—	12	104,236	(227)
Total	241	$772,198	$(36,225)	367	$1,188,415	$(218,467)	608	$1,960,613	$(254,692)
Allowance for credit losses
As of June 30, 2023 and December 31, 2022, we did not recognize an allowance for credit loss for any security in the investment portfolio and we did not record any provision for credit loss for investment securities during the three or six month periods ended June 30, 2023 or June 30, 2022.
We evaluated the securities in an unrealized loss position as of June 30, 2023, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our estimate of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of June 30, 2023 are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the unrealized losses on securities held as of June 30, 2023 were primarily driven by fluctuations in interest rates, and to a lesser extent, movements in credit spreads following the purchase of those securities.
Net Investment Income
The following table presents the components of net investment income:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	(In Thousands)
Investment income	$16,591	$11,238	$31,765	$21,770
Investment expenses	(73)	(317)	(353)	(650)
Net investment income	$16,518	$10,921	$31,412	$21,120

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the components of net realized investment gains (losses):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	(In Thousands)
Gross realized investment gains	$—	$57	$—	$466
Gross realized investment losses	—	(4)	(33)	(5)
Net realized investment gains (losses)	$—	$53	$(33)	$461

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2023	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$79,993	$—	$—	$79,993
Municipal debt securities	—	603,076	—	603,076
Corporate debt securities	—	1,348,301	—	1,348,301
Asset-backed securities	—	63,083	—	63,083
Cash, cash equivalents and short-term investments	212,522	—	—	212,522
Total assets	$292,515	$2,014,460	$—	$2,306,975

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2022	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$79,932	$—	$—	$79,932
Municipal debt securities	—	483,176	—	483,176
Corporate debt securities	—	1,293,642	—	1,293,642
Asset-backed securities	—	68,558	—	68,558
Cash, cash equivalents and short-term investments	218,507	—	—	218,507
Total assets	$298,439	$1,845,376	$—	$2,143,815
There were no transfers between Level 2 and Level 3 of the fair value hierarchy during the six months ended June 30, 2023, or the year ended December 31, 2022.
Financial Instruments not Measured at Fair Value
On June 19, 2020, we issued $400 million aggregate principal amount of senior secured notes that mature on June 1, 2025 (the Notes) and used a portion of the proceeds from the Notes offering to repay the outstanding amount due under our $150 million term loan (2018 Term Loan). At June 30, 2023, the Notes were carried at a cost of $396.8 million, net of unamortized debt issuance costs of $3.2 million, and had a fair value of $405.6 million as assessed under our Level 2 hierarchy. At December 31, 2022, the Notes were carried at a cost of $396.1 million, net of unamortized debt issuance costs of $3.9 million, and had a fair value of $405.9 million.
4. Debt
Senior Secured Notes
At June 30, 2023, we had $400 million aggregate principal amount of senior secured notes outstanding. The Notes were issued pursuant to an indenture dated June 19, 2020 (the Indenture) and bear interest at a rate of 7.375%, payable semi-annually on June 1 and December 1.
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
Interest expense for the Notes includes interest and the amortization of capitalized debt issuance costs. In connection with the Notes offering, we recorded capitalized debt issuance costs of $7.4 million. Such amounts will be amortized over the contractual life of the Notes using the effective interest method. The effective interest rate on the Notes is 7.825%. At June 30, 2023 and December 31, 2022, approximately $3.2 million and $3.9 million, respectively, of unamortized debt issuance costs remained.
At June 30, 2023 and December 31, 2022, $2.5 million of accrued and unpaid interest on the Notes was included in "Accounts Payable and Accrued Expenses" on the condensed consolidated balance sheets.
    2021 Revolving Credit Facility
On November 29, 2021, we amended our $110 million senior secured revolving credit facility (the 2020 Revolving Credit Facility and as amended, the 2021 Revolving Credit Facility), expanding the lender group, increasing the revolving capacity to $250 million, and extending the maturity from February 22, 2023 to the earlier of (x) November 29, 2025, or (y) if any existing senior secured notes remain outstanding on such date, February 28, 2025. Borrowings under the 2021 Revolving Credit Facility may be used for general corporate purposes, including to support the growth of our new business production and operations, and accrue interest at a variable rate equal to, at our discretion, (i) a Base Rate (as defined in the 2021 Revolving Credit Facility) subject to a floor of 1.00% per annum) plus a margin of 0.375% to 1.875% per annum, or (ii) the Adjusted Term SOFR (as defined in the 2021 Revolving Credit Facility) plus a margin of 1.375% to 2.875% per annum, with the margin in each of (i) or (ii) based on our applicable corporate credit rating at the time. As of June 30, 2023 and December 31, 2022, no amounts were drawn under the 2021 Revolving Credit Facility.
Under the 2021 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of June 30, 2023, the applicable commitment fee was 0.30%. For the three and six months ended June 30, 2023, we recorded $0.2 million and $0.4 million of commitment fees in interest expense, respectively.
We incurred debt issuance costs of $1.1 million in connection with the 2021 Revolving Credit Facility and had $0.6 million of unamortized debt issuance costs associated with the 2020 Revolving Credit Facility remaining at the time of its amendment and replacement. Combined unamortized debt issuance costs are amortized through interest expense on a straight-line basis over the contractual life of the 2021 Revolving Credit Facility. At June 30, 2023 and December 31, 2022, remaining unamortized deferred debt issuance costs were $1.0 million and $1.2 million, respectively.
We are subject to certain covenants under the 2021 Revolving Credit Facility, including, but not limited to, the following: a maximum debt-to-total capitalization ratio of 35%, compliance with the private mortgage insurer eligibility requirements (PMIERs) financial requirements (subject to any GSE approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants at June 30, 2023.

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	(In Thousands)
Net premiums written
Direct	$151,992	$143,651	$300,924	$282,523
Ceded (1)	(34,848)	(25,194)	(70,804)	(48,032)
Net premiums written	$117,144	$118,457	$230,120	$234,491

Net premiums earned
Direct	$160,988	$146,362	$318,892	$286,078
Ceded (1)	(35,003)	(25,492)	(71,153)	(48,713)
Net premiums earned	$125,985	$120,870	$247,739	$237,365
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
NMIC makes risk premium payments to the Oaktown Re Vehicles for the applicable outstanding reinsurance coverage amount and pays an additional amount for anticipated operating expenses (capped at $250 thousand per year). NMIC ceded aggregate premiums to the Oaktown Re Vehicles of $8.8 million and $17.9 million during the three and six months ended June 30, 2023, respectively, and $10.1 million and $21.1 million during the three and six months ended June 30, 2022, respectively.
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to the Oaktown Re Vehicles during the three and six months ended June 30, 2023 and 2022, as the aggregate first layer risk retention for each applicable agreement was not exhausted during such periods.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding ILN Transaction. Current amounts are presented as of June 30, 2023.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2018 ILN Transaction	July 25, 2018	1/1/2017 – 5/31/2018	$264,545	$142,638	$125,312	$121,966
2019 ILN Transaction	July 30, 2019	6/1/2018 – 6/30/2019	326,905	176,647	123,424	122,085
2020-2 ILN Transaction	October 29, 2020	4/1/2020 – 9/30/2020 (2)	242,351	74,728	121,777	121,177
2021-1 ILN Transaction	April 27, 2021	10/1/2020 – 3/31/2021 (3)	367,238	257,809	163,708	163,520
2021-2 ILN Transaction	October 26, 2021	4/1/2021 – 9/30/2021 (4)	363,596	351,215	146,229	146,112

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

Under the terms of our ILN Transactions, we are required to maintain a certain level of restricted funds in premium deposit accounts with Bank of New York Mellon until the respective notes have been redeemed in full. "Cash and cash equivalents" on our condensed consolidated balance sheets includes restricted amounts of $2.2 million as of June 30, 2023 and December 31, 2022. The restricted balances required under these transactions will decline over time as the outstanding principal balance of the respective insurance-linked notes are amortized.
Traditional reinsurance
NMIC is a party to four excess-of-loss reinsurance agreements with broad panels of third-party reinsurers – the 2022-1 XOL Transaction, effective April 1, 2022, the 2022-2 XOL Transaction, effective July 1, 2022, the 2022-3 XOL Transaction, effective October 1, 2022, and the 2023-1 XOL Transaction, effective January 1, 2023 – which we refer to collectively as the XOL Transactions. Each XOL Transaction provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the reinsurers then provide second layer loss protection up to a defined reinsurance coverage amount. The reinsurance coverage amount of each XOL Transaction is set to approximate the PMIERs minimum required assets of its reference pool and decreases from the inception of each respective agreement (except 2023-1 XOL, which decreases from the end of the covered production period) over a ten-year period in the event the PMIERs minimum required assets of the pool declines. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
Under the terms of the XOL Transactions, NMIC makes risk premium payments to its third-party reinsurance providers for the outstanding reinsurance coverage amount and ceded aggregate premiums of $7.7 million and $14.9 million during the three and six months ended June 30, 2023, respectively, and $2.9 million during both the three and six months ended June 30, 2022. NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each agreement. NMIC did not cede any incurred losses on covered policies under the XOL Transactions during the three and six months ended June 30, 2023, as the aggregate first layer risk retention for each agreement was not exhausted during the period.
NMIC holds optional termination rights which provide it the discretion to terminate each XOL Transaction on or after a specified date. NMIC may also elect to terminate the XOL Transactions at any point if the outstanding reinsurance coverage

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding XOL Transaction. Current amounts are presented as of June 30, 2023.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2022-1 XOL Transaction	April 1, 2022	10/1/2021 – 3/31/2022 (2)	$289,741	$279,416	$133,366	$133,366
2022-2 XOL Transaction	July 1, 2022	4/1/2022 – 6/30/2022 (3)	154,306	152,347	78,906	78,906
2022-3 XOL Transaction	October 1, 2022	7/1/2022 – 9/30/2022	96,779	96,197	106,265	106,265
2023-1 XOL Transaction (4)	January 1, 2023	10/1/2022 – 6/30/2023	89,864	89,864	146,513	146,513
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
(4)    The 2023-1 XOL Transaction provides coverage for production generated between October 1, 2022 and June 30, 2023. The current reinsurance coverage and current first layer retained loss will decrease in future periods to the extent the PMIERs minimum required assets of the covered pool declines.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table shows amounts related to the QSR Transactions:

	As of and for the three months ended		As of and for the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In Thousands)
Ceded risk-in-force	$12,761,294	$9,040,944	$12,761,294	$9,040,944
Ceded premiums earned	(42,002)	(30,231)	(84,098)	(59,236)
Ceded claims and claim expenses (benefits)	803	(403)	2,768	(562)
Ceding commission earned	9,877	6,146	19,842	12,032
Profit commission	23,486	17,778	45,765	34,501
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
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. NMIC's reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to the 2016 QSR Transaction was $1.9 million and $2.6 million as of June 30, 2023 and December 31, 2022, respectively.
In accordance with the terms of the 2018, 2020, 2021, 2022 and 2023 QSR and 2022 Seasoned QSR Transactions, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also recognized quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The aggregate reinsurance recoverable on loss reserves related to the 2018, 2020, 2021, 2022, 2023 QSR and 2022 Seasoned QSR Transactions was $22.1 million and $19.0 million as of June 30, 2023 and December 31, 2022, respectively.
We remain directly liable for all claim payments if we are unable to collect reinsurance recoverable due from our reinsurers and, as such, we actively monitor and manage our counterparty credit exposure to our reinsurance providers. We establish an allowance for expected credit loss against our reinsurance recoverable if we do not expect to recover amounts due from one or more of our reinsurance counterparties, and report our reinsurance recoverable net of such allowance, if any. We actively monitor the counterparty credit profiles of our reinsurers and each is required to partially collateralize its obligations under the terms of our QSR Transactions. The allowance for credit loss established on our reinsurance recoverable was deemed immaterial at June 30, 2023 and December 31, 2022.
6. Reserves for Insurance Claims and Claim Expenses
We hold gross reserves in an amount equal to the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. A loan is considered to be in "default" as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. As of June 30, 2023, we had 4,349 primary loans in default and held gross reserves for insurance claims and claim expenses of $110.4 million. During the six months ended June 30, 2023, we paid 67 claims totaling $1.7 million, including 65 claims covered under the QSR Transactions representing $0.3 million of ceded claims and claim expenses.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In 2013, we entered into a pool insurance transaction with Fannie Mae. The pool transaction includes a deductible, which represents the amount of claims to be absorbed by Fannie Mae before we are obligated to pay any claims. We only establish reserves for pool risk if we expect claims to exceed this deductible. At June 30, 2023, 37 loans in the pool were in default. These 37 loans represented approximately $2.8 million of RIF. Due to the size of the remaining deductible, our expectation that a limited number of loans in default will progress to a claim and the expected severity on such claim submissions (all loans in the pool had loan-to-value (LTV) ratios under 80% at origination), we did not establish any case or IBNR reserves for pool risk at June 30, 2023. In connection with the settlement of pool claims, we applied $1.0 million to the pool deductible through June 30, 2023. At June 30, 2023, the remaining pool deductible was $9.4 million. We have not paid any pool claims to date. 100% of our pool RIF is reinsured under the 2016 QSR Transaction.
We had 4,349 loans in default in our primary insured portfolio as of June 30, 2023, which represented a 0.71% default rate against 611,441 total policies in-force and 4,449 loans in default in our primary portfolio as of December 31, 2022, which represented a 0.75% default rate against 594,142 total policies in-force. The size of the reserve we establish for each defaulted loan (and by extension our aggregate reserve for claims and claim expenses) reflects our best estimate of the future claim payment to be made for each individual loan in default. Our future claims exposure is a function of the number of defaulted loans that progress to claim payment (which we refer to as frequency) and the amount to be paid to settle such claims (which we refer to as severity). Our estimates of claims frequency and severity are not formulaic, rather they are broadly synthesized based on historical observed experience for similarly situated loans and assumptions about future macroeconomic factors.
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses (benefits):

	For the six months ended June 30,
	2023	2022
	(In Thousands)
Beginning balance	$99,836	$103,551
Less reinsurance recoverables (1)	(21,587)	(20,320)
Beginning balance, net of reinsurance recoverables	78,249	83,231

Add claims incurred:
Claims and claim expenses (benefits) incurred:
Current year (2)	44,870	18,787
Prior years (3)	(35,296)	(22,442)
Total claims and claim expenses (benefits) incurred	9,574	(3,655)

Less claims paid:
Claims and claim expenses paid:
Current year (2)	54	26
Prior years (3)	1,344	676
Total claims and claim expenses paid	1,398	702

Reserve at end of period, net of reinsurance recoverables	86,425	78,874
Add reinsurance recoverables (1)	24,023	19,588
Ending balance	$110,448	$98,462
(1)    Related to ceded losses recoverable under the QSR Transactions. See Note 5, "Reinsurance" for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $39.1 million attributed to net case reserves and $5.0 million attributed to net IBNR reserves for the six months ended June 30, 2023 and $14.0 million attributed to net case reserves and $4.5 million attributed to net IBNR reserves for the six months ended June 30, 2022.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $30.3 million attributed to net case reserves and $4.5 million attributed to net IBNR reserves for the six months ended June 30, 2023 and $17.0 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the six months ended June 30, 2022.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The "claims incurred" section of the table above shows claims and claim expenses (benefits) incurred on defaults occurring in current and prior years, including IBNR reserves, and is presented net of reinsurance. The amount of claims incurred relating to current year defaults increased during six months ended June 30, 2023, compared to the same period in the prior year, primarily driven by the establishment of initial reserves on newly defaulted loans and the increase in the average case reserve held against previously defaulted loans that have aged in their delinquency status. Our provision for claims and claim expenses during both six months ended June 30, 2023 and 2022 benefited from favorable development on prior year defaults. We recognized $35.3 million and $22.4 million of favorable prior year development during the six months ended June 30, 2023 and 2022, respectively, primarily due to cure activity and ongoing analysis of recent loss development trends. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $53.1 million related to prior year defaults remained as of June 30, 2023.
7. Earnings per Share (EPS)
Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and common stock equivalents that would be issuable upon the vesting of service-based and performance and service-based restricted stock units (RSUs), and the exercise of vested and unvested stock options and outstanding warrants. The number of shares issuable for RSUs subject to performance and service-based vesting requirements are only included in diluted shares if the relevant performance measurement period has commenced and results during such period meet the necessary performance criteria.
The following table reconciles the net income and the weighted average shares of common stock outstanding used in the computations of basic and diluted EPS of common stock:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	(In Thousands, except for per share data)
Net income	$80,284	$75,444	$154,742	$143,124
Basic weighted average shares outstanding	82,958	85,734	83,277	85,842
Basic earnings per share	$0.97	$0.88	$1.86	$1.67

Net income	$80,284	$75,444	$154,742	$143,124
Gain from change in fair value of warrant liability	—	(1,020)	—	(1,113)
Diluted net income	$80,284	$74,424	$154,742	$142,011

Basic weighted average shares outstanding	82,958	85,734	83,277	85,842
Dilutive effect of issuable shares	1,232	843	1,227	1,101
Diluted weighted average shares outstanding	84,190	86,577	84,504	86,943

Diluted earnings per share	$0.95	$0.86	$1.83	$1.63

Anti-dilutive shares	4	141	1	52
8. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. Taxable income is reported on our consolidated U.S. federal and various state income tax returns, filed by NMIH on behalf of itself and its subsidiaries. Our effective tax rate on our pre-tax income was 22.8% and 22.7% for the three and six months ended June 30, 2023, respectively, compared to 22.4% and 22.2% for the three and six months ended June 30, 2022, respectively. Our provision for income taxes for interim reporting periods is established based on our estimated annual effective tax rate for a given year. Our effective tax rate may fluctuate between interim periods due to the impact of discrete items not included in our estimated annual effective tax rate, including the tax effects associated with the vesting of RSUs and exercise of options. Such items are treated on a discrete basis in the reporting period in which they occur.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent. As a result, our interim provision for income taxes for the three and six months ended June 30, 2023 primarily represents a change in our net deferred tax liability. As of June 30, 2023 and December 31, 2022, we held $154.4 million of tax and loss bonds in "Prepaid federal income taxes" on our condensed consolidated balance sheets.

9. Stockholders' Equity
On February 10, 2022, our Board of Directors approved a $125 million share repurchase program (excluding associated costs and applicable taxes) effective through December 31, 2023. The authorization provides us the flexibility, based on market and business conditions, stock price and other factors, to repurchase stock from time to time through open market purchases, privately negotiated transactions, or other means, including pursuant to Rule 10b5-1 trading plans. During the six months ended June 30, 2023, we repurchased 1.7 million shares at an average price of $23.80 per share (excluding associated costs and applicable taxes). During the year ended December 31, 2022, we repurchased 2.9 million shares at an average price of $19.34 per share (excluding associated costs). As of June 30, 2023, $27.7 million of repurchase authority remained under the program.
10. Litigation
We record a litigation liability when we determine that it is probable a litigation loss will be incurred and the amount of such anticipated loss can be reasonably estimated. In the event we determine that a litigation loss is reasonably possible (though not probable), we disclose an estimate of the possible loss if such estimate can be reasonably established, or disclose the matter with no estimate if such estimate cannot be reasonably made. We evaluate litigation and other legal developments that could affect our accrual for probable losses or our estimated disclosure of possible losses, and make ongoing adjustments to our accruals and disclosures as appropriate. Significant judgment is required to determine both the likelihood and the estimated amount of potential losses related to such matters.
We are currently monitoring litigation regarding the refund of certain mortgage insurance premiums as it pertains to provisions of the Homeowners Protection Act and have been named as a defendant in one such case. We are unable to assess the outcome of such litigation at this time or its potential impact on us.
11. Premiums Receivable

Premiums receivable consists of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the associated receivable is written off against earned premium and the related insurance policy is canceled. We recognize an allowance for credit losses for premiums receivable based on credit losses expected to arise over the life of the receivable. Due to the nature of our insurance policies (a necessary precondition for access to mortgage credit for covered borrowers) and the short duration of the related receivables, we do not typically experience credit losses against our premium receivables and the allowance for credit loss established on premium receivable was deemed immaterial at June 30, 2023 and December 31, 2022.

Premiums receivable may be written off prior to 120 days in the ordinary course of business for non-credit events including, but not limited to, the modification or refinancing of an underlying insured loan. We established a $2.7 million and $2.3 million reserve for premium write-offs at June 30, 2023 and December 31, 2022, respectively.

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
NMIC and Re One generated combined statutory net income of $28.1 million and $49.9 million for the three and six months ended June 30, 2023, respectively, compared to $25.6 million and $44.2 million for the three and six months ended June 30, 2022, respectively.

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
The following table presents NMIC's statutory surplus, contingency reserve, statutory capital and risk-to-capital (RTC) ratio as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
	(In Thousands)
Statutory surplus	$924,081	$980,225
Contingency reserve	1,416,528	1,266,038
Statutory capital (1)	$2,340,609	$2,246,263

Risk-to-capital	11.3:1	11.1:1
(1)    Represents the total of the statutory surplus and contingency reserve.
Re One had $5.6 million of statutory capital at June 30, 2023 and December 31, 2022.
NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware law provides that dividends are only payable out of a corporation's capital surplus or, subject to certain limitations, recent net profits.
NMIC and Re One are subject to certain rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs that may restrict their ability to pay dividends to NMIH. NMIC has the capacity to pay $98.0 million of aggregate ordinary dividends to NMIH during the twelve-month period ending December 31, 2023, and on May 12, 2023, NMIC paid a $98.0 million ordinary course dividend to NMIH.

13. Subsequent Events
2018 ILN Transaction termination
Effective July 25, 2023, NMIC exercised its optional call to terminate the 2018 ILN Transaction. In connection with the termination of the transaction, NMIC’s excess of loss reinsurance agreement with Oaktown Re II Ltd. was commuted and the insurance-linked notes issued by Oaktown Re II Ltd. were redeemed in full with a distribution of remaining collateral assets.
Excess-of-loss reinsurance agreement
Effective July 1, 2023, NMIC entered into a reinsurance agreement with a broad panel of highly rated reinsurers that provides for up to $95.8 million of aggregate excess-of-loss reinsurance coverage for delinquencies that emerge on mortgage insurance policies written between July 1, 2023 and December 31, 2023 (2023-2 XOL Transaction). For the reinsurance coverage period, NMIC will retain a first layer of aggregate losses on covered policies and the reinsurers then provide second layer loss protection up to $95.8 million. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
Share repurchase program approval and extension of existing program
On July 31, 2023, our Board of Directors authorized a new $200 million share repurchase program (excluding associated costs and applicable taxes) effective through December 31, 2025. The authorization provides us the flexibility, based on market and business conditions, stock price and other factors, to repurchase stock from time to time through open market repurchases, privately negotiated transactions, or other means, including pursuant to Rule 10b5-1 trading plans. Concurrent with the new authorization, our Board of Directors also approved an extension of our existing $125 million share repurchase program through December 31, 2025 to align its remaining tenor with that of the $200 million program.

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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of June 30, 2023, we had issued master policies with 1,922 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of June 30, 2023, we had $191.3 billion of primary insurance-in-force (IIF) and $49.9 billion of primary risk-in-force (RIF).
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
Our common stock trades on the Nasdaq under the symbol "NMIH." Our headquarters is located in Emeryville, California. As of June 30, 2023, we had 237 employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
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
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of June 30, 2023 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding ILN Transaction. Current amounts are presented as of June 30, 2023.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2018 ILN Transaction	July 25, 2018	1/1/2017 – 5/31/2018	$264,545	$142,638	$125,312	$121,966
2019 ILN Transaction	July 30, 2019	6/1/2018 – 6/30/2019	326,905	176,647	123,424	122,085
2020-2 ILN Transaction	October 29, 2020	4/1/2020 – 9/30/2020 (2)	242,351	74,728	121,777	121,177
2021-1 ILN Transaction	April 27, 2021	10/1/2020 – 3/31/2021 (3)	367,238	257,809	163,708	163,520
2021-2 ILN Transaction	October 26, 2021	4/1/2021 – 9/30/2021 (4)	363,596	351,215	146,229	146,112

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
Effective July 25, 2023, NMIC exercised its optional call to terminate the 2018 ILN Transaction. In connection with the termination of the transaction, NMIC’s excess of loss reinsurance agreement with Oaktown Re II Ltd. was commuted and the insurance-linked notes issued by Oaktown Re II Ltd. were redeemed in full with a distribution of remaining collateral assets.
Traditional reinsurance
NMIC is a party to four excess-of-loss reinsurance agreements with broad panels of third-party reinsurers – the 2022-1 XOL Transaction, effective April 1, 2022, the 2022-2 XOL Transaction, effective July 1, 2022, the 2022-3 XOL Transaction, effective October 1, 2022, and the 2023-1 XOL Transaction, effective January 1, 2023 – which we refer to collectively as the XOL Transactions. Each XOL Transaction provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the reinsurers then provide second layer loss protection up to a defined reinsurance coverage amount. The reinsurance coverage amount of each XOL Transaction is set to approximate the PMIERs minimum required assets of its reference pool and decreases from the inception of each respective agreement (except 2023-1 XOL, which decreases from the end of the covered production period) over a ten-year period in the event the PMIERs minimum required assets of the pool declines. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding XOL Transaction. Current amounts are presented as of June 30, 2023.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2022-1 XOL Transaction	April 1, 2022	10/1/2021 – 3/31/2022 (2)	$289,741	$279,416	$133,366	$133,366
2022-2 XOL Transaction	July 1, 2022	4/1/2022 – 6/30/2022 (3)	154,306	152,347	78,906	78,906
2022-3 XOL Transaction	October 1, 2022	7/1/2022 – 9/30/2022	96,779	96,197	106,265	106,265
2023-1 XOL Transaction (4)	January 1, 2023	10/1/2022 – 6/30/2023	89,864	89,864	146,513	146,513

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
(4)    The 2023-1 XOL Transaction provides coverage for production generated between October 1, 2022 and June 30, 2023. The current reinsurance coverage and current first layer retained loss will decrease in future periods to the extent the PMIERs minimum required assets of the covered pool declines.
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

Primary and pool IIF and NIW	As of and for the three months ended				For the six months ended
	June 30, 2023		June 30, 2022		June 30, 2023	June 30, 2022
	IIF	NIW	IIF	NIW	NIW
	(In Millions)
Monthly	$171,685	$11,266	$148,488	$15,695	$19,816	$28,789
Single	19,621	212	20,151	916	396	1,987
Primary	191,306	11,478	168,639	16,611	20,212	30,776

Pool	1,000	—	1,114	—	—	—
Total	$192,306	$11,478	$169,753	$16,611	$20,212	$30,776

NIW for the three months and six months ended June 30, 2023 was $11.5 billion and $20.2 billion, respectively, compared to $16.6 billion and $30.8 billion for the three and six months ended June 30, 2022, respectively. NIW decreased year-on-year primarily due to a decline in the size of the total mortgage insurance market.

Total IIF increased 13% at June 30, 2023 compared to June 30, 2022, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of in-force policies. Our persistency rate improved to 86.0% at June 30, 2023 from 76.0% at June 30, 2022, reflecting a slowdown in the pace of refinancing activity during the intervening twelve-month period driven by an increase in interest and mortgage note rates.
The following table presents net premiums written and earned for the periods indicated:

Primary and pool premiums written and earned	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	(In Thousands)
Net premiums written	$117,144	$118,457	$230,120	$234,491
Net premiums earned	125,985	120,870	247,739	237,365
Net premiums written decreased 1% and 2% during the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, reflecting an increase in total premiums ceded under our reinsurance transactions and a decline in single premium policy production, partially offset by growth in our monthly IIF and monthly pay policy premium receipts.
Net premiums earned during each of the three and six months ended June 30, 2023 increased 4% compared to the three and six months ended June 30, 2022, primarily driven by our NIW production and the growth of our IIF, partially offset by an increase in total premiums ceded under our reinsurance transactions and a decline in the contribution from single premium policy cancellations.
Pool premiums written and earned for each of the three and six month periods ended June 30, 2023 and 2022 were $0.3 million and $0.6 million, respectively, before giving effect to the 2016 QSR Transaction, under which all of our written and earned pool premiums are ceded. A portion of our ceded pool premiums written and earned are recouped through profit commission.
Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
	($ Values In Millions, except as noted below)
New insurance written	$11,478	$8,734	$10,719	$17,239	$16,611
Percentage of monthly premium	98%	98%	98%	97%	94%
Percentage of single premium	2%	2%	2%	3%	6%
New risk written	$3,022	$2,258	$2,797	$4,616	$4,386
Insurance-in-force (1)	$191,306	$186,724	$183,968	$179,173	$168,639
Percentage of monthly premium	90%	89%	89%	89%	88%
Percentage of single premium	10%	11%	11%	11%	12%
Risk-in-force (1)	$49,875	$48,494	$47,648	$46,259	$43,260
Policies in force (count) (1)	611,441	600,294	594,142	580,525	551,543
Average loan size ($ value in thousands) (1)	$313	$311	$310	$309	$306
Coverage percentage (2)	26.1%	26.0%	25.9%	25.8%	25.7%
Loans in default (count) (1)	4,349	4,475	4,449	4,096	4,271
Default rate (1)	0.71%	0.75%	0.75%	0.71%	0.77%
Risk-in-force on defaulted loans (1)	$335	$337	$323	$284	$295
Net premium yield (3)	0.27%	0.26%	0.26%	0.27%	0.30%
Earnings from cancellations	$1.1	$1.4	$1.5	$1.8	$2.2
Annual persistency (4)	86.0%	85.1%	83.5%	80.1%	76.0%
Quarterly run-off (5)	3.7%	3.2%	3.3%	4.0%	4.3%
(1)    Reported as of the end of the period.
(2)    Calculated as end of period RIF divided by end of period IIF.
(3)    Calculated as net premiums earned divided by average primary IIF for the period, annualized.
(4)    Defined as the percentage of IIF that remains on our books after a given twelve-month period.
(5)    Defined as the percentage of IIF that is no longer on our books after a given three-month period.
The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	As of and for the three months ended		As of and for the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In Millions)
IIF, beginning of period	$186,724	$158,877	$183,968	$152,343
NIW	11,478	16,611	20,212	30,776
Cancellations, principal repayments and other reductions	(6,896)	(6,849)	(12,874)	(14,480)
IIF, end of period	$191,306	$168,639	$191,306	$168,639
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

The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of June 30, 2023		As of June 30, 2022
	IIF	RIF	IIF	RIF
	(In Millions)
June 30, 2023	$19,811	$5,176	$—	$—
2022	54,739	14,496	30,249	7,972
2021	68,016	17,553	76,657	19,522
2020	30,799	7,978	39,154	9,928
2019	8,385	2,220	10,248	2,688
2018 and before	9,556	2,452	12,331	3,150
Total	$191,306	$49,875	$168,639	$43,260
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

Primary NIW by FICO	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	(In Millions)
>= 760	$6,919	$7,990	$12,170	$14,362
740-759	1,836	2,900	3,350	5,288
720-739	1,541	2,056	2,648	3,993
700-719	668	1,650	1,124	3,289
680-699	413	1,277	755	2,521
<=679	101	738	165	1,323
Total	$11,478	$16,611	$20,212	$30,776
Weighted average FICO	763	751	762	750

Primary NIW by LTV	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	(In Millions)
95.01% and above	$1,003	$1,577	$1,361	$2,943
90.01% to 95.00%	5,323	8,253	9,408	15,308
85.01% to 90.00%	3,891	4,772	7,125	8,640
85.00% and below	1,261	2,009	2,318	3,885
Total	$11,478	$16,611	$20,212	$30,776
Weighted average LTV	92.0%	92.2%	91.9%	92.1%

Primary NIW by purchase/refinance mix	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	(In Millions)
Purchase	$11,233	$16,203	$19,727	$29,601
Refinance	245	408	485	1,175
Total	$11,478	$16,611	$20,212	$30,776
The tables below present our total primary IIF and RIF by FICO and LTV, and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of June 30,
	2023		2022
	($ Values In Millions)
>= 760	$94,931	50%	$83,769	50%
740-759	33,841	18	29,195	17
720-739	26,862	14	23,240	14
700-719	18,261	9	16,221	10
680-699	12,506	6	11,160	6
<=679	4,905	3	5,054	3
Total	$191,306	100%	$168,639	100%

Primary RIF by FICO	As of June 30,
	2023		2022
	($ Values In Millions)
>= 760	$24,472	49%	$21,159	49%
740-759	8,888	18	7,564	17
720-739	7,090	14	6,044	14
700-719	4,865	10	4,289	10
680-699	3,315	7	2,936	7
<=679	1,245	2	1,268	3
Total	$49,875	100%	$43,260	100%

Primary IIF by LTV	As of June 30,
	2023		2022
	($ Values In Millions)
95.01% and above	$18,141	10%	$16,068	10%
90.01% to 95.00%	91,719	48	77,804	46
85.01% to 90.00%	58,210	30	51,029	30
85.00% and below	23,236	12	23,738	14
Total	$191,306	100%	$168,639	100%

Primary RIF by LTV	As of June 30,
	2023		2022
	($ Values In Millions)
95.01% and above	$5,600	11%	$4,914	11%
90.01% to 95.00%	27,097	54	22,974	53
85.01% to 90.00%	14,400	29	12,553	29
85.00% and below	2,778	6	2,819	7
Total	$49,875	100%	$43,260	100%

Primary RIF by Loan Type	As of June 30,
	2023	2022
Fixed	98%	99%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	2	1
Total	100%	100%
The table below presents selected primary portfolio statistics, by book year, as of June 30, 2023.

	As of June 30, 2023
Book Year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values In Millions)
2014 and prior	$3,613	$188	5%	15,441	1,191	14	56	3.7%	0.5%	1.2%
2015	12,422	1,098	9%	52,548	6,170	104	131	2.5%	0.4%	1.7%
2016	21,187	2,263	11%	83,626	11,926	220	157	1.8%	0.5%	1.8%
2017	21,582	2,782	13%	85,897	14,989	403	129	2.4%	0.6%	2.7%
2018	27,295	3,225	12%	104,043	16,736	480	121	3.6%	0.6%	2.9%
2019	45,141	8,385	19%	148,423	35,522	546	44	3.3%	0.4%	1.5%
2020	62,702	30,799	49%	186,174	101,899	538	10	2.1%	0.3%	0.5%
2021	85,574	68,016	79%	257,972	214,464	1,283	7	5.3%	0.5%	0.6%
2022	58,734	54,739	93%	163,281	154,826	753	—	21.8%	0.5%	0.5%
2023	20,212	19,811	98%	54,625	53,718	8	—	0.2%	—%	—%
Total	$358,462	$191,306		1,152,030	611,441	4,349	655
(1)    Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.
(2)    Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.
(3)    Calculated as the number of loans in default divided by number of policies in force.
Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the dates indicated. The distribution of our primary RIF as of June 30, 2023 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of June 30,
	2023	2022
California	10.4%	10.8%
Texas	8.7	9.0
Florida	7.9	8.3
Georgia	4.1	4.0
Virginia	4.0	4.3
Washington	4.0	3.9
Illinois	3.9	3.9
Pennsylvania	3.4	3.3
Colorado	3.4	3.7
Maryland	3.3	3.5
Total	53.1%	54.7%

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

The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses (benefits):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	(In Thousands)
Beginning balance	$108,157	$102,372	$99,836	$103,551
Less reinsurance recoverables (1)	(23,479)	(20,080)	(21,587)	(20,320)
Beginning balance, net of reinsurance recoverables	84,678	82,292	78,249	83,231

Add claims incurred:
Claims and claim expenses (benefits) incurred:
Current year (2)	17,262	8,707	44,870	18,787
Prior years (3)	(14,389)	(11,743)	(35,296)	(22,442)
Total claims and claim expenses (benefits) incurred	2,873	(3,036)	9,574	(3,655)

Less claims paid:
Claims and claim expenses paid:
Current year (2)	54	26	54	26
Prior years (3)	1,072	356	1,344	676
Total claims and claim expenses paid	1,126	382	1,398	702

Reserve at end of period, net of reinsurance recoverables	86,425	78,874	86,425	78,874
Add reinsurance recoverables (1)	24,023	19,588	24,023	19,588
Ending balance	$110,448	$98,462	$110,448	$98,462
(1)    Related to ceded losses recoverable under the QSR Transactions. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance" for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $39.1 million attributed to net case reserves and $5.0 million attributed to net IBNR reserves for the six months ended June 30, 2023 and $14.0 million attributed to net case reserves and $4.5 million attributed to net IBNR reserves for the six months ended June 30, 2022.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $30.3 million attributed to net case reserves and $4.5 million attributed to net IBNR reserves for the six months ended June 30, 2023 and $17.0 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the six months ended June 30, 2022.

The "claims incurred" section of the table above shows claims and claim expenses (benefits) incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $53.1 million related to prior year defaults remained as of June 30, 2023.

The following table provides a reconciliation of the beginning and ending count of loans in default:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Beginning default inventory	4,475	5,238	4,449	6,227
Plus: new defaults	1,417	1,069	2,975	2,232
Less: cures	(1,493)	(2,011)	(3,000)	(4,143)
Less: claims paid	(46)	(24)	(67)	(43)
Less: rescission and claims denied	(4)	(1)	(8)	(2)
Ending default inventory	4,349	4,271	4,349	4,271
Ending default inventory increased from June 30, 2022 to June 30, 2023, primarily due to the growth and natural seasoning of our insured portfolio, largely offset by cure activity amongst our previous default population.
The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	($ Values In Thousands)
Number of claims paid (1)	46	24	67	43
Total amount paid for claims	$1,386	$471	$1,730	$873
Average amount paid per claim	$30	$20	$26	$20
Severity (2)	62%	46%	56%	43%
(1)    Count includes 17 and 24 claims settled without payment during the three and six months ended June 30, 2023, respectively, and 10 and 16 claims settled without payment during the three and six months ended June 30, 2022, respectively.
(2)    Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.

We paid 46 and 67 claims during the three and six months ended June 30, 2023, respectively, and 24 and 43 claims during the three and six months ended June 30, 2022, respectively. The number of claims paid was modest relative to the size of our insured portfolio and number of defaulted loans we reported in each period, primarily due to the forbearance program and foreclosure moratorium implemented by the GSEs in response to the COVID-19 pandemic and codified under the CARES Act. Such forbearance and foreclosure programs remain available and may ultimately interrupt the timeline over which loans would otherwise progress through the default cycle to a paid claim. Our claims paid experience for the three and six months ended June 30, 2023 and 2022, further benefited from broad national house price appreciation observed through June 2022. An increase in the value of the homes collateralizing the mortgages we insure provides defaulted borrowers with alternative paths and incentives to cure their loan prior to the development of a claim. Although national house prices have contracted from their peak, the scale of decline has been modest relative to the quantum of previous gains, and many borrowers still retain significant net price gains and appreciated equity in their homes.

Our claims severity for the three and six months ended June 30, 2023 was 62% and 56%, respectively, compared to 46% and 43% for the three and six months ended June 30, 2022, respectively. Claims severity for the three and six months ended June 30, 2023 and 2022 benefited from the same broad national house price appreciation that supported our claims paid experience. An increase in the value of the homes collateralizing the mortgages we insure provides additional equity support to our risk exposure and raises the prospect of a third-party sale of a foreclosed property, which can mitigate the severity of our settled claims.
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

The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated:

Average reserve per default:	As of June 30,
	2023	2022
	(In Thousands)
Case (1)	$23.5	$21.3
IBNR (1)(2)	1.9	1.8
Total	$25.4	$23.1
(1)    Defined as the gross reserve per insured loan in default.
(2)    Amount includes claims adjustment expenses.
Average reserve per default increased from June 30, 2022 to June 30, 2023, primarily due to changes in the composition of our default inventory as measured by the size, vintage and current estimated LTV of defaulted loans, as well as the proportion of such loans benefiting from a forbearance program granted in response to a financial hardship related to COVID-19. Average reserves per default were further impacted by changes in observed and forecasted housing market conditions and macroeconomic factors between the measurement dates.
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
The following table provides a comparison of the PMIERs available assets and risk-based required asset amount as reported by NMIC as of the dates indicated:

	As of June 30,
	2023	2022
	(In Thousands)
Available assets	$2,491,280	$2,169,388
Risk-based required assets	1,317,961	1,240,143

Available assets were $2.5 billion at June 30, 2023, compared to $2.2 billion at June 30, 2022. The $322 million increase in available assets between the dates presented was primarily driven by NMIC's positive cash flow from operations during the intervening period, partially offset by the payment of an ordinary course dividend from NMIC to NMIH in May 2023.

The increase in the risk-based required asset amount between the dates presented was primarily due to the growth in our gross RIF and aggregate gross-risk based required asset amount, partially offset by an increase in the risk ceded under our third-party reinsurance agreements.
LIBOR Transition
On March 5, 2021, ICE Benchmark Administration Limited (IBA), the administrator for LIBOR, confirmed it would permanently cease the publication of overnight, one-month, three-month, six-month and twelve-month USD LIBOR settings in their current form after June 30, 2023. The U.K. Financial Conduct Authority, the regulator of IBA, announced on the same day that it intends to stop requiring panel banks to continue to submit to LIBOR and all USD LIBOR settings in their current form will either cease to be provided by any administrator or no longer be representative after June 30, 2023. We have exposure to USD LIBOR-based financial instruments, such as LIBOR-based securities held in our investment portfolio. We reviewed our LIBOR-based contracts and each contains provisions that dictate a transition to an alternative reference rate at the time of the discontinuance of LIBOR. As of June 30, 2023, substantially all of our LIBOR-indexed financial contracts have been transitioned to a SOFR base. The impact of the transition from LIBOR to SOFR has not and is not expected to have a material impact on our operations and financial results.

Consolidated Results of Operations

Consolidated statements of operations	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenues	($ In Thousands, except for per share data)
Net premiums earned	$125,985	$120,870	$247,739	$237,365
Net investment income	16,518	10,921	31,412	21,120
Net realized investment gains (losses)	—	53	(33)	461
Other revenues	182	376	346	715
Total revenues	142,685	132,220	279,464	259,661
Expenses
Insurance claims and claim expenses (benefits)	2,873	(3,036)	9,574	(3,655)
Underwriting and operating expenses	27,448	30,700	53,234	63,635
Service expenses	267	336	347	766
Interest expense	8,048	8,051	16,087	16,092
Gain from change in fair value of warrant liability	—	(1,020)	—	(1,113)
Total expenses	38,636	35,031	79,242	75,725

Income before income taxes	104,049	97,189	200,222	183,936
Income tax expense	23,765	21,745	45,480	40,812
Net income	$80,284	$75,444	$154,742	$143,124

Earnings per share - Basic	$0.97	$0.88	$1.86	$1.67
Earnings per share - Diluted	$0.95	$0.86	$1.83	$1.63

Loss ratio(1)	2.3%	(2.5)%	3.9%	(1.5)%
Expense ratio(2)	21.8%	25.4%	21.5%	26.8%
Combined ratio (3)	24.1%	22.9%	25.4%	25.3%

	For the three months ended June 30,		For the six months ended June 30,
Non-GAAP financial measures (4)	2023	2022	2023	2022
	($ In Thousands, except for per share data)
Adjusted income before tax	$104,049	$96,061	$200,255	$182,567
Adjusted net income	80,284	74,339	154,768	141,809
Adjusted diluted EPS	0.95	0.86	1.83	1.63
(1)    Loss ratio is calculated by dividing insurance claims and claim expenses (benefits) by net premiums earned.
(2)    Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.
(3)    Combined ratio may not foot due to rounding.
(4)    See "Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures," below.
Revenues
Net premiums earned were $126.0 million and $247.7 million for the three and six months ended June 30, 2023, respectively, compared to $120.9 million and $237.4 million for the three and six months ended June 30, 2022, respectively. The year-on-year increase in net premiums earned in each respective period was primarily driven by our NIW production and the growth of our IIF, partially offset by an increase in total premiums ceded under our reinsurance transactions and a decline in the contribution from single premium policy cancellations.
Net investment income was $16.5 million and $31.4 million for the three and six months ended June 30, 2023, respectively, compared to $10.9 million and $21.1 million for the three and six months ended June 30, 2022, respectively. The year-on-year increase in net investment income in each respective period was primarily driven by the growth in the size of our total invested asset base, as well as an increase in the book yield of the investment portfolio tied to the deployment of new cash flows and reinvestment of rolling maturities at incrementally higher rates.
Other revenues were $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively, compared to $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively. Other revenues represent underwriting fee revenue generated by our subsidiary, NMIS, which provides outsourced loan review services to mortgage loan originators. The year-on-year decrease in other revenues in each respective period reflects a decline in NMIS' outsourced loan review volume. Amounts recognized in other revenues generally correspond with amounts incurred as service expenses for outsourced loan review activities in the same periods.
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
Insurance claims and claim expenses were $2.9 million and $9.6 million for the three and six months ended June 30, 2023, respectively, compared to insurance claims and claim benefits of $3.0 million and $3.7 million for the three and six months ended June 30, 2022, respectively. The increase in insurance claims and claim expenses in each respective period was primarily driven by the establishment of initial reserves on newly defaulted loans, as well as an increase in the average case reserve held against previously defaulted loans that have aged in their delinquency status, and was partially offset by the release of a portion of the reserves we established for anticipated claims payments in prior periods in connection with cure activity and ongoing analysis of recent loss development trends.
Underwriting and operating expenses were $27.4 million and $53.2 million for the three and six months ended June 30, 2023, respectively, compared to $30.7 million and $63.6 million for the three and six months ended June 30, 2022, respectively. The year-on-year decline in underwriting and operating expenses in each respective period primarily reflects an increase in ceding commissions received upon the introduction of the 2022 Seasoned QSR Transaction effective July 1, 2022, a decrease in the amortization of deferred acquisition costs tied to the increased persistency of our IIF, and a step-down in outsourced technology costs related to our agreement with Tata Consultancy Services, partially offset by an increase in employee compensation costs and miscellaneous IT expenses.
Service expenses were $0.3 million for both the three and six month periods ended June 30, 2023, compared to $0.3 million and $0.8 million for the three and six months ended June 30, 2022, respectively. Service expenses represent third-party costs incurred by NMIS in connection with the services it provides. The year-on-year decline in service expenses in each respective period was primarily driven by a decrease in NMIS' outsourced loan review volume. Amounts incurred as service expenses generally correspond with amounts recognized in other revenues in the same periods.
Interest expense was $8.0 million and $16.1 million for the three and six months ended June 30, 2023, respectively, compared to $8.1 million and $16.1 million for the three and six months ended June 30, 2022, respectively. Interest expense primarily reflects the carrying costs of the Notes. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt."
Income tax expense was $23.8 million and $45.5 million for the three and six months ended June 30, 2023, respectively, compared to $21.7 million and $40.8 million for the three and six months ended June 30, 2022, respectively. The year-on-year increase in income tax expense in each respective period was primarily driven by growth in our pre-tax income. Our effective tax rate on pre-tax income was 22.8% and 22.7% for the three and six months ended June 30, 2023, respectively, compared to 22.4% and 22.2% for the three and six months ended June 30, 2022, respectively. As a U.S. taxpayer, we are subject to a statutory U.S. federal corporate income tax rate of 21%. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year and reflects the impact of discrete tax effects in the period in which they occur. Our effective tax rates for the three and six months ended June 30, 2023 and 2022 reflect the discrete tax effects of the vesting of RSUs and exercise of options. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 8, Income Taxes."
Net Income
Net income was $80.3 million and $154.7 million for the three and six months ended June 30, 2023, respectively, compared to $75.4 million and $143.1 million for the three and six months ended June 30, 2022, respectively. Adjusted net income was $80.3 million and $154.8 million for the three and six months ended June 30, 2023, respectively, compared to $74.3 million and $141.8 million for the three and six months ended June 30, 2022, respectively. The year-on-year increases in net income and adjusted net income in each respective period were primarily driven by growth in our total revenues, as well as a decline in our underwriting and operating expenses, partially offset by increases in our insurance claims and claim expenses and income tax expense.
Diluted EPS was $0.95 and $1.83 for the three and six months ended June 30, 2023, respectively, compared to $0.86 and $1.63 for the three and six months ended June 30, 2022, respectively. Adjusted diluted EPS was $0.95 and $1.83 for the three and six months ended June 30, 2023, respectively, compared to $0.86 and $1.63 for the three and six months ended June 30, 2022, respectively. Diluted and adjusted diluted EPS increased primarily due to growth in our net income and adjusted net income, as well as a decline in the number of weighted average diluted shares outstanding tied to share repurchase activity.
The non-GAAP financial measures of adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
As reported	($ In Thousands, except for per share data)
Income before income taxes	$104,049	$97,189	$200,222	$183,936
Income tax expense	23,765	21,745	45,480	40,812
Net income	$80,284	$75,444	$154,742	$143,124

Adjustments
Net realized investment (gains) losses	—	(53)	33	(461)
Gain from change in fair value warrant liability	—	(1,020)	—	(1,113)
Capital market transaction costs	—	(55)	—	205
Adjusted income before tax	104,049	96,061	200,255	182,567

Income tax (benefit) expense on adjustments (1)	—	(23)	7	(54)
Adjusted net income	$80,284	$74,339	$154,768	$141,809

Weighted average diluted shares outstanding	84,190	86,577	84,504	86,943
Adjusted diluted EPS	$0.95	$0.86	$1.83	$1.63
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

Consolidated balance sheets	June 30, 2023	December 31, 2022
	(In Thousands)
Total investment portfolio	$2,233,656	$2,099,389
Cash and cash equivalents	73,319	44,426
Premiums receivable	72,367	69,680
Deferred policy acquisition costs, net	61,162	58,564
Software and equipment, net	32,262	31,930
Reinsurance recoverable	24,023	21,587
Prepaid federal income tax	154,409	154,409
Other assets	38,652	36,045
Total assets	$2,689,850	$2,516,030
Debt	$396,808	$396,051
Unearned premiums	105,067	123,035
Accounts payable and accrued expenses	72,506	74,576
Reserve for insurance claims and claim expenses	110,448	99,836
Reinsurance funds withheld	1,696	2,674
Deferred tax liability, net	242,144	193,859
Other liabilities	12,226	12,272
Total liabilities	940,895	902,303
Total shareholders' equity	1,748,955	1,613,727
Total liabilities and shareholders' equity	$2,689,850	$2,516,030
Total cash and investments were $2.3 billion as of June 30, 2023, compared to $2.1 billion as of December 31, 2022. Cash and investments at June 30, 2023 included $138.9 million held by NMIH. The increase in total cash and investments reflects the addition of incremental cash provided by operating activities, as well as a decrease in the unrealized loss position of our fixed income portfolio, partially offset by share repurchase activity during the six months ended June 30, 2023.
Premiums receivable was $72.4 million as of June 30, 2023, compared to $69.7 million as of December 31, 2022. The increase was primarily driven by growth in our monthly premium policies in force, where premiums are generally paid one month in arrears.
Net deferred policy acquisition costs were $61.2 million as of June 30, 2023, compared to $58.6 million as of December 31, 2022. The increase was primarily driven by the deferral of certain costs associated with the origination of new policies between the respective balance sheet dates, partially offset by the recognition of previously deferred policy acquisition costs.
Reinsurance recoverable was $24.0 million as of June 30, 2023, compared to $21.6 million as of December 31, 2022. The increase was driven by an increase in ceded losses recoverable under our QSR Transactions.
Prepaid federal income tax was $154.4 million as of both June 30, 2023 and December 31, 2022. Prepaid federal income tax represents tax and loss bonds purchased in connection with our claimed tax deduction for our statutory contingency reserve position. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 8, Income Taxes."
Other assets were $38.7 million as of June 30, 2023, compared to $36.0 million as of December 31, 2022. The increase was primarily driven by increases in our accrued investment income and prepaid expenses.
Unearned premiums were $105.1 million as of June 30, 2023, compared to $123.0 million as of December 31, 2022. The decrease was driven by the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies and the cancellations of other single premium policies, partially offset by single premium policy originations during the six months ended June 30, 2023.
Accounts payable and accrued expenses were $72.5 million as of June 30, 2023, compared to $74.6 million as of December 31, 2022. The decrease was primarily driven by the settlement of previously accrued compensation expenses and certain contractual payables during the six months ended June 30, 2023, partially offset by increases in our reinsurance premium and current tax payables.
Reserve for insurance claims and claim expenses was $110.4 million as of June 30, 2023, compared to $99.8 million as of December 31, 2022. The increase was primarily driven by the establishment of initial reserves on newly defaulted loans during the six months ended June 30, 2023, as well as an increase in the average case reserve held against previously defaulted loans that have aged in their delinquency status. The increase in the reserves for insurance claims and claim expenses was partially offset by the release of a portion of the reserves we established for anticipated claims payments in prior periods in connection with cure activity and ongoing analysis of recent loss development trends, as well as the payment of previously reserved claims during the period. See "Insurance Claims and Claim Expenses," above for further details.
Reinsurance funds withheld, which represents our ceded reinsurance premiums written, less our profit and ceding commission receivables related to the 2016 QSR Transaction was $1.7 million as of June 30, 2023, compared to $2.7 million as of December 31, 2022. The decrease relates to the continued decline in ceded premiums written on single premium policies, due to the end of the reinsurance coverage period for new business under the 2016 QSR Transaction at December 31, 2017. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance."
Net deferred tax liability was $242.1 million as of June 30, 2023, compared to $193.9 million as of December 31, 2022. The increase was primarily due to an increase in the claimed deductibility of our statutory contingency reserve and the decrease in unrealized losses recorded in other comprehensive income. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 8, Income Taxes."
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the six months ended June 30,
	2023	2022
Net cash provided by (used in):	(In Thousands)
Operating activities	$191,740	$173,834
Investing activities	(119,470)	(147,756)
Financing activities	(43,377)	(30,326)
Net increase in cash and cash equivalents	$28,893	$(4,248)
Net cash provided by operating activities was $191.7 million for the six months ended June 30, 2023, compared to $173.8 million for the six months ended June 30, 2022. Cash provided by operating activities increased during the six months ended June 30, 2023, primarily due to the growth in our investment income, an increase in net premiums receipts and a reduction in the payment of incentive compensation.
Cash used in investing activities for the six months ended June 30, 2023 and June 30, 2022 reflects the purchase of fixed and short-term maturities with cash provided by operating activities, and the reinvestment of coupon payments, maturities and sale proceeds within our investment portfolio.
Cash used in financing activities was $43.4 million for the six months ended June 30, 2023, compared to $30.3 million for the six months ended June 30, 2022. Cash used in financing activities primarily relates to the repurchase of common stock.

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
As of June 30, 2023, NMIH had $138.9 million of cash and investments. NMIH's principal sources of net cash are dividends from its subsidiaries and investment income. NMIC paid a $98.0 million ordinary course dividend to NMIH in May 2023, representing its full ordinary course dividend capacity payable under Wisconsin law for the twelve-month period ending

December 31, 2023. NMIH also has access to $250 million of undrawn revolving credit capacity under the 2021 Revolving Credit Facility. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt."
On February 10, 2022, our Board of Directors approved a $125 million share repurchase program (excluding associated costs and applicable taxes) through December 31, 2023, that enables the company to repurchase its common stock. The authorization provides NMIH the flexibility, based on market and business conditions, stock price and other factors, to repurchase stock from time to time through open market repurchases, privately negotiated transactions, or other means, including pursuant to Rule 10b5-1 trading plans. During the six months ended June 30, 2023, NMIH repurchased 1.7 million shares of common stock at a total cost of $41.1 million, including associated costs and applicable taxes. As of June 30, 2023, $27.7 million of repurchase authority remained available under the program.
On July 31, 2023, our Board of Directors approved a new $200 million share repurchase program (excluding associated costs and applicable taxes) effective through December 31, 2025. Concurrent with the new authorization, our Board also approved an extension of our existing $125 million share repurchase program through December 31, 2025 to align its remaining tenor with that of the new $200 million program.
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
The Notes mature on June 1, 2025 and bear interest at a rate of 7.375%, payable semi-annually on June 1 and December 1. The 2021 Revolving Credit Facility matures on the earlier of (x) November 29, 2025 or (y) if any existing senior secured notes remain outstanding on such date, February 28, 2025, and accrues interest at a variable rate equal to, at our discretion, (i) a Base Rate (as defined in the 2021 Revolving Credit Facility, subject to a floor of 1.00% per annum) plus a margin of 0.375% to 1.875% per annum, or (ii) the Adjusted Term SOFR Rate (as defined in the 2021 Revolving Credit Facility) plus a margin of 1.375% to 2.875% per annum, with the margin in each of (i) or (ii) based on our applicable corporate credit rating at the time. Borrowings under the 2021 Revolving Credit Facility may be used for general corporate purposes, including to support the growth of our new business production and operations.
Under the 2021 Revolving Credit Facility, NMIH is required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of June 30, 2023, the applicable commitment fee was 0.30%.
We are subject to certain covenants under the 2021 Revolving Credit Facility, including: a maximum debt-to-total capitalization ratio of 35%, a requirement to maintain compliance with the PMIERs financial requirements (subject to any GSE approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants at June 30, 2023.
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and by the GSEs. Under Wisconsin law, NMIC and Re One may pay dividends up to specified levels (i.e., "ordinary" dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts, or "extraordinary" dividends, are subject to the Wisconsin OCI's prior approval. Under Wisconsin insurance laws, an extraordinary dividend is defined as any payment or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the twelve-month period ending the preceding December 31. On May 12, 2023, NMIC paid a $98.0 million ordinary course dividend to NMIH, representing its full ordinary course dividend capacity payable under Wisconsin law for the twelve-month period ending December 31, 2023.
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

As an approved mortgage insurer and Wisconsin-domiciled carrier, NMIC is required to satisfy financial and/or capitalization requirements stipulated by each of the GSEs and the Wisconsin OCI. The financial requirements stipulated by the GSEs are outlined in the PMIERs. Under the PMIERs, NMIC must maintain available assets that are equal to or exceed a minimum risk-based required asset amount, subject to a minimum floor of $400 million. At June 30, 2023, NMIC reported $2,491 million available assets against $1,318 million risk-based required assets for a $1,173 million "excess" funding position.
The risk-based required asset amount under PMIERs is determined at an individual policy-level based on the risk characteristics of each insured loan. Loans with higher risk factors, such as higher LTVs or lower borrower FICO scores, are assessed a higher charge. Non-performing loans that have missed two or more payments are generally assessed a significantly higher charge than performing loans, regardless of the underlying borrower or loan risk profile; however, special consideration is given under PMIERs to loans that are delinquent on homes located in an area declared by the Federal Emergency Management Agency to be a Major Disaster zone eligible for Individual Assistance. In June 2020, the GSEs issued guidance (which was subsequently amended and restated) on the risk-based treatment of loans affected by the COVID-19 pandemic. Under the guidance, non-performing loans that are subject to a forbearance program granted in response to a financial hardship related to COVID-19 will benefit from a permanent 70% risk-based required asset haircut for the duration of the forbearance period and subsequent repayment plan or trial modification period.
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
As of June 30, 2023, NMIC's performing primary RIF, net of reinsurance, was approximately $26.4 billion. NMIC ceded 100% of its pool RIF pursuant to the 2016 QSR Transaction. Based on NMIC's total statutory capital of $2.3 billion (including contingency reserves) as of June 30, 2023, NMIC's RTC ratio was 11.3:1. Re One has no risk in force remaining and no longer reports a RTC ratio.
NMIC's principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At June 30, 2023, NMIC had $2.2 billion of cash and investments, including $16.1 million of cash and cash equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended June 30, 2023, NMIC generated $338 million of cash flow from operations and received an additional $300 million of cash flow on the maturity, sale and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC's principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC's only use of cash that develops along an unscheduled path is claims payments. Given the breadth and duration of forbearance programs available to borrowers, separate foreclosure moratoriums that remain available, and the general duration of the default to foreclosure to claim cycle, we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.
Debt and Financial Strength Ratings
NMIC's financial strength is rated "Baa1" by Moody's and "BBB" by S&P. NMIH’s Notes are rated “Ba1” by Moody’s and its long-term counter-party credit profile is rated “BB” by S&P. The outlook for all ratings provided by Moody's and S&P is stable.

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
Our investment portfolio is comprised entirely of fixed maturity instruments. As of June 30, 2023, the fair value of our investment portfolio was $2.2 billion and we held an additional $73.3 million of cash and cash equivalents. Pre-tax book yield on the investment portfolio for the six months ended June 30, 2023 was 2.5%. Book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. The yield on our investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our holdings and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	June 30, 2023	December 31, 2022
Corporate debt securities	58%	60%
Municipal debt securities	26	23
Cash, cash equivalents, and short-term investments	9	10
U.S. Treasury securities and obligations of U.S. government agencies	4	4
Asset-backed securities	3	3
Total	100%	100%

Investment portfolio ratings at fair value (1)	June 30, 2023	December 31, 2022
AAA	14%	19%
AA(2)	29	25
A(2)	43	41
BBB(2)	14	15
BB (3)	—	—
Total	100%	100%
(1)    Excluding certain operating cash accounts.
(2)    Includes +/– ratings.
(3)    We held one security with a BB+ rating at June 30, 2023 and December 31, 2022, which is not identifiable in the table due to rounding.

All of our investments are rated by one or more nationally recognized statistical rating organizations. If three or more ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Investment Securities - Allowance for credit losses
We did not recognize an allowance for credit loss for any security in the investment portfolio as of June 30, 2023 or December 31, 2022, and we did not record any provision for credit loss for investment securities during the three or six month periods ended June 30, 2023 or June 30, 2022.
As of June 30, 2023, the investment portfolio had gross unrealized losses of $234.6 million, of which $224.9 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2022, the investment portfolio had gross unrealized losses of $254.7 million, of which $218.5 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer.
We evaluated the securities in an unrealized loss position as of June 30, 2023, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our estimate of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of June 30, 2023 are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the unrealized losses on securities held as of June 30, 2023 were primarily driven by fluctuations in interest rates, and to a lesser extent, movements in credit spreads following the purchase of those securities.

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
The carrying value of our investment portfolio as of June 30, 2023 and December 31, 2022 was $2.2 billion and $2.1 billion, respectively, all of which were invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of June 30, 2023, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.81 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.81% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 3.83 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.83% in fair value of our fixed income portfolio.
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
The risk premium amounts under the ILN Transactions are calculated by multiplying the outstanding reinsurance coverage amount at the beginning of any payment period by a coupon rate, which is the sum of one-month SOFR, as applicable, and a risk margin, and then subtracting actual investment income earned on the trust balance during that payment period. An increase in one-month SOFR, as applicable, would generally increase the risk premium payments, while an increase to money market rates, which directly affect investment income earned on the trust balance, would generally decrease them. Although we expect the two rates to move in tandem, to the extent they do not, it could increase or decrease the risk premium payments that otherwise would be due.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2023, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
The following table provides information about purchases of NMI Holdings, Inc. common stock by us during the three months ended June 30, 2023.

($ In Thousands, except for per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Program (1)
Period:
4/1/2023 to 4/30/2023	—	$—	—	$53,697
5/1/2023 to 5/31/2023	564,735	24.20	564,735	40,028
6/1/2023 to 6/30/2023	481,249	25.56	481,249	27,725
Total	1,045,984	$—	1,045,984
(1)    On February 10, 2022, our Board of Directors approved a $125 million share repurchase program effective through December 31, 2023, excluding associated costs and applicable taxes. As of June 30, 2023, $27.7 million of repurchase authority remained available under the program. On July 31, 2023, our Board of Directors approved an extension of the existing $125 million repurchase program through December 31, 2025. The Board also approved a new $200 million share repurchase program (excluding associated costs and applicable taxes) effective through December 31, 2025. See Part I, Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Stockholder's Equity and Note 13, Subsequent Events," for additional information.

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

21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
22.1	Guaranteed Securities by Subsidiary Guarantor (incorporated herein by reference to Exhibit 22.1 to our Form 10-K, filed on February 16, 2022)
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (Unaudited) formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022 (Unaudited);
(iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended June 30, 2023 and 2022 (Unaudited);

(iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (Unaudited); and
(v) Notes to Condensed Consolidated Financial Statements (Unaudited). The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
104	The cover page from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (formatted as Inline XBRL and contained in Exhibit 101).

~	Indicates a management contract or compensatory plan or contract.
+	Confidential treatment granted as to certain portions, which portions have been filed separately with the SEC.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
Date: August 1, 2023

By: /s/ Ravi Mallela
Name: Ravi Mallela
Title: Chief Financial Officer and Duly Authorized Signatory