Form 10-Q
period 2023-09-30
NMI Holdings, Inc.
filed 2023-11-02
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on October 30, 2023 was 81,080,694 shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
    This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and the U.S. Private Securities Litigation Reform Act of 1995. Any statements about our expectations, outlook, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipate," "believe," "can," "could," "may," "predict," "assume," "potential," "should," "will," "estimate," "perceive," "plan," "project," "continuing," "ongoing," "expect," "intend" or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. All forward-looking statements are necessarily only estimates of future results, and actual results may differ materially from expectations. You are, therefore, cautioned not to place undue reliance on such statements that should be read in conjunction with the other cautionary statements that are included elsewhere in this report. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy and financial needs. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements including, but not limited to:
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

PART I
Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	6
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022 (Unaudited)	7
Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended September 30, 2023 and 2022 (Unaudited)	8
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (Unaudited)	10
Notes to Condensed Consolidated Financial Statements (Unaudited)	11

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2023	December 31, 2022
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $2,462,778 and $2,352,747 as of September 30, 2023 and December 31, 2022, respectively)	$2,197,686	$2,099,389
Cash and cash equivalents (including restricted cash of $2,251 and $2,176 as of September 30, 2023 and December 31, 2022, respectively)	176,463	44,426
Premiums receivable	73,381	69,680
Accrued investment income	17,972	14,144
Deferred policy acquisition costs, net	62,195	58,564
Software and equipment, net	31,991	31,930
Intangible assets and goodwill	3,634	3,634
Reinsurance recoverable	25,956	21,587
Prepaid federal income taxes	154,409	154,409
Other assets	18,344	18,267
Total assets	$2,762,031	$2,516,030

Liabilities
Debt	$397,198	$396,051
Unearned premiums	98,211	123,035
Accounts payable and accrued expenses	88,629	74,576
Reserve for insurance claims and claim expenses	116,078	99,836
Reinsurance funds withheld	1,947	2,674
Deferred tax liability, net	257,163	193,859
Other liabilities	11,844	12,272
Total liabilities	971,070	902,303
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 86,940,460 shares issued and 81,630,452 shares outstanding as of September 30, 2023 and 86,472,742 shares issued and 83,549,879 shares outstanding as of December 31, 2022 (250,000,000 shares authorized)	870	865
Additional paid-in capital	981,044	972,717
Treasury Stock, at cost: 5,310,008 and 2,922,863 common shares as of September 30, 2023 and December 31, 2022, respectively	(117,116)	(56,575)
Accumulated other comprehensive loss, net of tax	(213,577)	(204,323)
Retained earnings	1,139,740	901,043
Total shareholders' equity	1,790,961	1,613,727
Total liabilities and shareholders' equity	$2,762,031	$2,516,030

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(In Thousands, except for per share data)
Revenues
Net premiums earned	$130,089	$118,317	$377,828	$355,682
Net investment income	17,853	11,945	49,265	33,065
Net realized investment gains (losses)	—	14	(33)	475
Other revenues	217	301	563	1,016
Total revenues	148,159	130,577	427,623	390,238
Expenses
Insurance claims and claim expenses (benefits)	4,812	(3,389)	14,386	(7,044)
Underwriting and operating expenses	27,749	27,144	80,983	90,779
Service expenses	239	197	586	963
Interest expense	8,059	8,036	24,146	24,128
Gain from change in fair value of warrant liability	—	—	—	(1,113)
Total expenses	40,859	31,988	120,101	107,713

Income before income taxes	107,300	98,589	307,522	282,525
Income tax expense	23,345	21,751	68,825	62,563
Net income	$83,955	$76,838	$238,697	$219,962

Earnings per share
Basic	$1.02	$0.91	$2.88	$2.58
Diluted	$1.00	$0.90	$2.83	$2.53

Weighted average common shares outstanding
Basic	82,096	84,444	82,879	85,369
Diluted	83,670	85,485	84,236	86,420

Net income	$83,955	$76,838	$238,697	$219,962
Other comprehensive loss, net of tax:
Unrealized losses in accumulated other comprehensive loss, net of tax benefit of $6,980 and $15,932 for the three months ended September 30, 2023 and 2022, and $2,467 and $59,112 for the nine months ended September 30, 2023 and 2022, respectively	(26,257)	(59,936)	(9,280)	(222,374)
Reclassification adjustment for realized (gains) losses included in net income, net of tax expense (benefit) of $0 and $3 for the three months ended September 30, 2023 and 2022, and $(7) and $100 for the nine months ended September 30, 2023 and 2022, respectively	—	(10)	26	(377)
Other comprehensive loss, net of tax	(26,257)	(59,946)	(9,254)	(222,751)
Comprehensive income (loss)	$57,698	$16,892	$229,443	$(2,789)

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2022	83,550	$865	$972,717	$(56,575)	$(204,323)	$901,043	$1,613,727
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	396	4	(2,610)	—	—	—	(2,606)
Repurchase of common stock	(666)	—	—	(14,862)	—	—	(14,862)
Share-based compensation expense	—	—	3,492	—	—	—	3,492
Change in unrealized investment gains/losses, net of tax expense of $8,640	—	—	—	—	32,502		32,502
Net income	—	—	—	—	—	74,458	74,458
Balances, March 31, 2023	83,280	$869	$973,599	$(71,437)	$(171,821)	$975,501	$1,706,711
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	56	1	20	—	—	—	21
Repurchase of common stock	(1,046)	—	—	(26,238)	—	—	(26,238)
Share-based compensation expense	—	—	3,676	—	—	—	3,676
Change in unrealized investment gains/losses, net of tax benefit of $4,120	—	—	—	—	(15,499)	—	(15,499)
Net income	—	—	—	—	—	80,284	80,284
Balances, June 30, 2023	82,290	$870	$977,295	$(97,675)	$(187,320)	$1,055,785	$1,748,955
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	15	*	9	—	—	—	9
Repurchase of common stock	(675)	—	—	(19,441)	—	—	(19,441)
Share-based compensation expense	—	—	3,740	—	—	—	3,740
Change in unrealized investment gains/losses, net of tax benefit of $6,980	—	—	—	—	(26,257)	—	(26,257)
Net income	—	—	—	—	—	83,955	83,955
Balances, September 30, 2023	81,630	$870	$981,044	$(117,116)	$(213,577)	$1,139,740	$1,790,961

*    During the three months ended September 30, 2023, we issued 15,430 common shares with a par value of $0.01 in connection with the exercise of options and vesting of restricted stock units granted under our stock plans, which is not identifiable in this schedule due to rounding.

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

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities	(In Thousands)
Net income	$238,697	$219,962
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment loss (gains)	33	(475)
Gain from change in fair value of warrant liability	—	(1,113)
Depreciation and amortization	8,516	8,976
Net (accretion)/amortization of (discount)/premium on investment securities	(55)	4,864
Amortization of debt discount and debt issuance costs	1,460	1,374
Deferred income taxes	65,764	61,647
Share-based compensation expense	10,908	11,945
Changes in operating assets and liabilities:
Premiums receivable	(3,701)	(6,844)
Accrued investment income	(3,828)	(1,442)
Deferred policy acquisition costs, net	(3,631)	101
Reinsurance recoverable	(4,369)	565
Other assets (1)	(1,092)	(315)
Unearned premiums	(24,824)	(8,585)
Reserve for insurance claims and claim expenses	16,242	(8,607)
Reinsurance balances, net	(432)	(1,067)
Accounts payable and accrued expenses	12,878	617
Net cash provided by operating activities	312,566	281,603
Cash flows from investing activities
Purchase of short-term investments	(152,716)	(229,816)
Purchase of fixed-maturity investments, available-for-sale	(352,469)	(156,973)
Proceeds from maturity of short-term investments	289,920	129,570
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	105,256	82,865
Software and equipment	(7,899)	(7,757)
Net cash used in investing activities	(117,908)	(182,111)
Cash flows from financing activities
Proceeds from issuance of common stock related to employee equity plans	2,872	5,392
Proceeds from issuance of common stock related to warrant exercises	—	518
Taxes paid related to net share settlement of equity awards	(5,448)	(5,041)
Repurchases of common stock	(60,045)	(51,195)
Net cash used in financing activities	(62,621)	(50,326)

Net increase in cash, cash equivalents and restricted cash	132,037	49,166
Cash, cash equivalents and restricted cash, beginning of period	44,426	76,646
Cash, cash equivalents and restricted cash, end of period	$176,463	$125,812

Supplemental disclosures of cash flow information
Interest paid	$14,750	$14,750
Income taxes paid	21	—
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The update provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. Reference rate reform refers to the global transition away from referencing the London Interbank Offered Rate (LIBOR) in financial contracts, which is expected to be discontinued during a transition period from 2021 through 2023. The ASU includes optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This standard may be elected and applied prospectively over time from March 12, 2020 through December 31, 2022 as reference rate reform activities occur. In December 2022, the FASB issued ASU 2022-06, which extended the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The adoption of ASU 2020-04 and ASU 2022-06 did not have a material impact on our consolidated financial statements.

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
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of September 30, 2023	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$82,373	$—	$(2,201)	$80,172
Municipal debt securities	676,519	—	(79,448)	597,071
Corporate debt securities	1,595,468	97	(178,459)	1,417,106
Asset-backed securities	67,820	—	(5,064)	62,756
Total bonds	2,422,180	97	(265,172)	2,157,105
Short-term investments	40,598	1	(18)	40,581
Total investments	$2,462,778	$98	$(265,190)	$2,197,686

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2022	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$82,301	$—	$(2,369)	$79,932
Municipal debt securities	563,972	—	(80,796)	483,176
Corporate debt securities	1,457,589	1,149	(165,096)	1,293,642
Asset-backed securities	74,762	—	(6,204)	68,558
Total bonds	2,178,624	1,149	(254,465)	1,925,308
Short-term investments	174,123	185	(227)	174,081
Total investments	$2,352,747	$1,334	$(254,692)	$2,099,389
We did not own any mortgage-backed securities in our asset-backed securities portfolio at September 30, 2023 or December 31, 2022.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Financial	34%	38%
Consumer	27	24
Utilities	13	11
Communications	9	11
Industrial	9	8
Technology	8	8
Total	100%	100%
As of September 30, 2023 and December 31, 2022, approximately $5.1 million and $5.4 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair value of available-for-sale securities as of September 30, 2023 and December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of September 30, 2023	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$211,754	$209,298
Due after one through five years	1,111,356	1,008,847
Due after five through ten years	1,040,729	887,169
Due after ten years	31,119	29,616
Asset-backed securities	67,820	62,756
Total investments	$2,462,778	$2,197,686

As of December 31, 2022	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$271,613	$270,428
Due after one through five years	935,615	862,747
Due after five through ten years	1,047,461	875,947
Due after ten years	23,296	21,709
Asset-backed securities	74,762	68,558
Total investments	$2,352,747	$2,099,389
Aging of Unrealized Losses
As of September 30, 2023, the investment portfolio had gross unrealized losses of $265.2 million, of which $250.1 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2022, the investment portfolio had gross unrealized losses of $254.7 million, of which $218.5 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of September 30, 2023		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	9	$4,962	$(224)	18	$75,210	$(1,977)	27	$80,172	$(2,201)
Municipal debt securities	28	133,262	(4,594)	223	457,059	(74,854)	251	590,321	(79,448)
Corporate debt securities	51	286,184	(10,281)	271	1,119,098	(168,178)	322	1,405,282	(178,459)
Asset-backed securities	—	—	—	25	62,756	(5,064)	25	62,756	(5,064)
Short-term investments	2	27,772	(18)	—	—	—	2	27,772	(18)
Total	90	$452,180	$(15,117)	537	$1,714,123	$(250,073)	627	$2,166,303	$(265,190)

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2022		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	19	$77,164	$(2,260)	4	$2,768	$(109)	23	$79,932	$(2,369)
Municipal debt securities	57	143,097	(12,942)	181	340,079	(67,854)	238	483,176	(80,796)
Corporate debt securities	141	434,174	(19,699)	168	790,537	(145,397)	309	1,224,711	(165,096)
Asset-backed securities	12	13,527	(1,097)	14	55,031	(5,107)	26	68,558	(6,204)
Short-term investments	12	104,236	(227)	—	—	—	12	104,236	(227)
Total	241	$772,198	$(36,225)	367	$1,188,415	$(218,467)	608	$1,960,613	$(254,692)
Allowance for Credit Losses
As of September 30, 2023 and December 31, 2022, we did not recognize an allowance for credit loss for any security in the investment portfolio and we did not record any provision for credit loss for investment securities during the three or nine month periods ended September 30, 2023 or September 30, 2022.
We evaluated the securities in an unrealized loss position as of September 30, 2023, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our estimate of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of September 30, 2023 are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the unrealized losses on securities held as of September 30, 2023 were primarily driven by fluctuations in interest rates, and to a lesser extent, movements in credit spreads following the purchase of those securities.
Net Investment Income
The following table presents the components of net investment income:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(In Thousands)
Investment income (1)	$18,037	$12,314	$49,802	$34,084
Investment expenses	(184)	(369)	(537)	(1,019)
Net investment income	$17,853	$11,945	$49,265	$33,065
(1)    Includes interest income recognized on cash and cash equivalents of $0.8 million and $1.4 million during the three and nine months ended September 30, 2023, respectively, and $0.1 million and $0.2 million during the three and nine months ended September 30, 2022, respectively.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the components of net realized investment gains (losses):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(In Thousands)
Gross realized investment gains	$—	$24	$—	$490
Gross realized investment losses	—	(10)	(33)	(15)
Net realized investment gains (losses)	$—	$14	$(33)	$475

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2023	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$80,172	$—	$—	$80,172
Municipal debt securities	—	597,071	—	597,071
Corporate debt securities	—	1,417,106	—	1,417,106
Asset-backed securities	—	62,756	—	62,756
Cash, cash equivalents and short-term investments	217,044	—	—	217,044
Total assets	$297,216	$2,076,933	$—	$2,374,149

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2022	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$79,932	$—	$—	$79,932
Municipal debt securities	—	483,176	—	483,176
Corporate debt securities	—	1,293,642	—	1,293,642
Asset-backed securities	—	68,558	—	68,558
Cash, cash equivalents and short-term investments	218,507	—	—	218,507
Total assets	$298,439	$1,845,376	$—	$2,143,815
There were no transfers between Level 2 and Level 3 of the fair value hierarchy during the nine months ended September 30, 2023, or the year ended December 31, 2022.
Financial Instruments Not Measured at Fair Value
On June 19, 2020, we issued $400 million aggregate principal amount of senior secured notes that mature on June 1, 2025 (the Notes) and used a portion of the proceeds from the Notes offering to repay amounts due under our then outstanding $150 million term loan. At September 30, 2023, the Notes were carried at a cost of $397.2 million, net of unamortized debt issuance costs of $2.8 million, and had a fair value of $399.7 million as assessed under our Level 2 hierarchy. At December 31, 2022, the Notes were carried at a cost of $396.1 million, net of unamortized debt issuance costs of $3.9 million, and had a fair value of $405.9 million.
4. Debt
Senior Secured Notes
At September 30, 2023, we had $400 million aggregate principal amount of senior secured notes outstanding. The Notes were issued pursuant to an indenture dated June 19, 2020 and bear interest at a rate of 7.375%, payable semi-annually on June 1 and December 1.
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
Interest expense for the Notes includes interest and the amortization of capitalized debt issuance costs. In connection with the Notes offering, we recorded capitalized debt issuance costs of $7.4 million. Such amounts will be amortized over the contractual life of the Notes using the effective interest method. The effective interest rate on the Notes is 7.825%. At September 30, 2023 and December 31, 2022, approximately $2.8 million and $3.9 million, respectively, of unamortized debt issuance costs remained.
At September 30, 2023 and December 31, 2022, $9.8 million and $2.5 million, respectively, of accrued and unpaid interest on the Notes was included in "Accounts Payable and Accrued Expenses" on the condensed consolidated balance sheets.
    2021 Revolving Credit Facility
On November 29, 2021, we amended our $110 million senior secured revolving credit facility (the 2020 Revolving Credit Facility and as amended, the 2021 Revolving Credit Facility), expanding the lender group, increasing the revolving capacity to $250 million, and extending the maturity from February 22, 2023 to the earlier of (x) November 29, 2025, or (y) if any existing senior secured notes remain outstanding on such date, February 28, 2025. Borrowings under the 2021 Revolving Credit Facility may be used for general corporate purposes, including to support the growth of our new business production and operations, and accrue interest at a variable rate equal to, at our discretion, (i) a Base Rate (as defined in the 2021 Revolving Credit Facility) subject to a floor of 1.00% per annum) plus a margin of 0.375% to 1.875% per annum, or (ii) the Adjusted Term SOFR (as defined in the 2021 Revolving Credit Facility) plus a margin of 1.375% to 2.875% per annum, with the margin in each of (i) or (ii) based on our applicable corporate credit rating at the time. As of September 30, 2023 and December 31, 2022, no amounts were drawn under the 2021 Revolving Credit Facility.
Under the 2021 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of September 30, 2023, the applicable commitment fee was 0.30%. For the three and nine months ended September 30, 2023, we recorded $0.2 million and $0.6 million of commitment fees in interest expense, respectively.
We incurred debt issuance costs of $1.1 million in connection with the 2021 Revolving Credit Facility and had $0.6 million of unamortized debt issuance costs associated with the 2020 Revolving Credit Facility remaining at the time of its amendment and replacement. Combined unamortized debt issuance costs are amortized through interest expense on a straight-line basis over the contractual life of the 2021 Revolving Credit Facility. At September 30, 2023 and December 31, 2022, remaining unamortized deferred debt issuance costs were $0.9 million and $1.2 million, respectively.
We are subject to certain covenants under the 2021 Revolving Credit Facility, including, but not limited to, the following: a maximum debt-to-total capitalization ratio of 35%, compliance with the private mortgage insurer eligibility requirements (PMIERs) financial requirements (subject to any GSE approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants at September 30, 2023.

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(In Thousands)
Net premiums written
Direct	$157,956	$147,192	$458,880	$429,715
Ceded (1)	(34,688)	(33,646)	(105,492)	(81,678)
Net premiums written	$123,268	$113,546	$353,388	$348,037

Net premiums earned
Direct	$164,813	$152,221	$483,705	$438,299
Ceded (1)	(34,724)	(33,904)	(105,877)	(82,617)
Net premiums earned	$130,089	$118,317	$377,828	$355,682
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
NMIC makes risk premium payments to the Oaktown Re Vehicles for the applicable outstanding reinsurance coverage amount and pays an additional amount for anticipated operating expenses (capped at $250 thousand per year). NMIC ceded aggregate premiums to the Oaktown Re Vehicles of $6.9 million and $24.8 million during the three and nine months ended September 30, 2023, respectively, and $10.7 million and $31.8 million during the three and nine months ended September 30, 2022, respectively.
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to the Oaktown Re Vehicles during the three and nine months ended September 30, 2023 and 2022, as the aggregate first layer risk retention for each applicable agreement was not exhausted during such periods.
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

The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding ILN Transaction. Current amounts are presented as of September 30, 2023.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2019 ILN Transaction	July 30, 2019	6/1/2018 – 6/30/2019	$326,905	$163,190	$123,424	$121,870
2020-2 ILN Transaction	October 29, 2020	4/1/2020 – 9/30/2020 (2)	242,351	64,181	121,777	121,177
2021-1 ILN Transaction	April 27, 2021	10/1/2020 – 3/31/2021 (3)	367,238	235,584	163,708	163,478
2021-2 ILN Transaction	October 26, 2021	4/1/2021 – 9/30/2021 (4)	363,596	328,555	146,229	145,984

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

Under the terms of our ILN Transactions, we are required to maintain a certain level of restricted funds in premium deposit accounts with Bank of New York Mellon until the respective notes have been redeemed in full. "Cash and cash equivalents" on our condensed consolidated balance sheets includes restricted amounts of $2.3 million and $2.2 million as of September 30, 2023 and December 31, 2022, respectively. The restricted balances required under these transactions will decline over time as the outstanding principal balance of the respective insurance-linked notes are amortized.
Traditional Reinsurance
NMIC is a party to five excess-of-loss reinsurance agreements with broad panels of third-party reinsurers – the 2022-1 XOL Transaction, effective April 1, 2022, the 2022-2 XOL Transaction, effective July 1, 2022, the 2022-3 XOL Transaction, effective October 1, 2022, the 2023-1 XOL Transaction, effective January 1, 2023, and the 2023-2 XOL Transaction, effective July 1, 2023 – which we refer to collectively as the XOL Transactions. Each XOL Transaction provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the reinsurers then provide second layer loss protection up to a defined reinsurance coverage amount. The reinsurance coverage amount of each XOL Transaction is set to approximate the PMIERs minimum required assets of its reference pool and decreases from its peak over a ten-year period in the event the PMIERs minimum required assets of the pool declines. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
Under the terms of the XOL Transactions, NMIC makes risk premium payments to its third-party reinsurance providers for the outstanding reinsurance coverage amount and ceded aggregate premiums of $8.0 million and $22.9 million during the three and nine months ended September 30, 2023, respectively, and $4.8 million and $7.7 million during the three and nine months ended September 30, 2022, respectively. NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each agreement. NMIC did not cede any incurred losses on covered policies under the XOL Transactions during the three and nine months ended September 30, 2023, as the aggregate first layer risk retention for each

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
agreement was not exhausted during the period.
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding XOL Transaction. Current amounts are presented as of September 30, 2023.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2022-1 XOL Transaction	April 1, 2022	10/1/2021 – 3/31/2022 (2)	$289,741	$274,934	$133,366	$133,238
2022-2 XOL Transaction	July 1, 2022	4/1/2022 – 6/30/2022 (3)	154,306	152,347	78,906	78,892
2022-3 XOL Transaction	October 1, 2022	7/1/2022 – 9/30/2022	96,779	96,197	106,265	106,265
2023-1 XOL Transaction	January 1, 2023	10/1/2022 – 6/30/2023	89,864	88,351	146,513	146,513
2023-2 XOL Transaction (4)	July 1, 2023	7/1/2023 – 12/31/2023	40,264	40,264	62,323	62,323
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
(4)    The initial reinsurance coverage, current reinsurance coverage, initial first layer retained loss and current first layer retained loss for the 2023-2 XOL Transaction will increase as incremental covered production is ceded under the transaction through December 31, 2023.

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
Under the terms of the 2016 QSR Transaction, NMIC cedes premiums written related to 25% of the risk on eligible primary policies written for all periods through December 31, 2017 and 100% of the risk under our pool agreement with Fannie Mae. The 2016 QSR Transaction is scheduled to terminate on December 31, 2027, except with respect to the ceded pool risk, which expired on August 31, 2023. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2020, or at the end of any calendar quarter thereafter, which would result in NMIC recapturing the related risk.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table shows amounts related to the QSR Transactions:

	As of and for the three months ended		As of and for the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In Thousands)
Ceded risk-in-force	$12,753,261	$12,511,797	$12,753,261	$12,511,797
Ceded premiums earned	(42,015)	(42,265)	(126,113)	(101,501)
Ceded claims and claim expenses (benefits)	2,221	248	4,989	(314)
Ceding commission earned	9,808	10,193	29,650	22,225
Profit commission	22,184	23,899	67,949	58,400
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
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. NMIC's reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to the 2016 QSR Transaction was $2.2 million and $2.6 million as of September 30, 2023 and December 31, 2022, respectively.
In accordance with the terms of the 2018, 2020, 2021, 2022 and 2023 QSR and 2022 Seasoned QSR Transactions, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also recognized quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The aggregate reinsurance recoverable on loss reserves related to the 2018, 2020, 2021, 2022, 2023 QSR and 2022 Seasoned QSR Transactions was $23.8 million and $19.0 million as of September 30, 2023 and December 31, 2022, respectively.
We remain directly liable for all claim payments if we are unable to collect reinsurance recoverable due from our reinsurers and, as such, we actively monitor and manage our counterparty credit exposure to our reinsurance providers. We establish an allowance for expected credit loss against our reinsurance recoverable if we do not expect to recover amounts due from one or more of our reinsurance counterparties, and report our reinsurance recoverable net of such allowance, if any. We actively monitor the counterparty credit profiles of our reinsurers and each is required to partially collateralize its obligations under the terms of our QSR Transactions. The allowance for credit loss established on our reinsurance recoverable was deemed immaterial at September 30, 2023 and December 31, 2022.
6. Reserves for Insurance Claims and Claim Expenses
We hold gross reserves in an amount equal to the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. A loan is considered to be in "default" as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. As of September 30, 2023, we held gross reserves for insurance claims and claim expenses of $116.1 million. During the nine months ended September 30, 2023, we paid 129 claims totaling $3.1 million, including 123 claims covered under the QSR Transactions representing $0.6 million of ceded claims and claim expenses.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We had 4,594 loans in default in our primary insured portfolio as of September 30, 2023, which represented a 0.74% default rate against 622,993 total policies in-force and 4,449 loans in default in our primary portfolio as of December 31, 2022, which represented a 0.75% default rate against 594,142 total policies in-force. The size of the reserve we establish for each defaulted loan (and by extension our aggregate reserve for claims and claim expenses) reflects our best estimate of the future claim payment to be made for each individual loan in default. Our future claims exposure is a function of the number of defaulted loans that progress to claim payment (which we refer to as frequency) and the amount to be paid to settle such claims (which we refer to as severity). Our estimates of claims frequency and severity are not formulaic, rather they are broadly synthesized based on historical observed experience for similarly situated loans and assumptions about future macroeconomic factors.
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses (benefits):

	For the nine months ended September 30,
	2023	2022
	(In Thousands)
Beginning balance	$99,836	$103,551
Less reinsurance recoverables (1)	(21,587)	(20,320)
Beginning balance, net of reinsurance recoverables	78,249	83,231

Add claims incurred:
Claims and claim expenses (benefits) incurred:
Current year (2)	60,987	28,135
Prior years (3)	(46,601)	(35,179)
Total claims and claim expenses (benefits) incurred	14,386	(7,044)

Less claims paid:
Claims and claim expenses paid:
Current year (2)	119	73
Prior years (3)	2,394	925
Total claims and claim expenses paid	2,513	998

Reserve at end of period, net of reinsurance recoverables	90,122	75,189
Add reinsurance recoverables (1)	25,956	19,755
Ending balance	$116,078	$94,944
(1)    Related to ceded losses recoverable under the QSR Transactions. See Note 5, "Reinsurance" for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $54.4 million attributed to net case reserves and $5.8 million attributed to net IBNR reserves for the nine months ended September 30, 2023 and $23.3 million attributed to net case reserves and $4.2 million attributed to net IBNR reserves for the nine months ended September 30, 2022.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $41.1 million attributed to net case reserves and $4.5 million attributed to net IBNR reserves for the nine months ended September 30, 2023 and $29.2 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the nine months ended September 30, 2022.

The "claims incurred" section of the table above shows claims and claim expenses (benefits) incurred on defaults occurring in current and prior years, including IBNR reserves, and is presented net of reinsurance. The amount of claims incurred relating to current year defaults increased during the nine months ended September 30, 2023, compared to the same period in the prior year, primarily driven by an increase in the average case reserve established against newly defaulted loans, as well as an increase in the total number of new delinquencies emerging during the period tied to the growth and natural seasoning of our portfolio. Our provision for claims and claim expenses during both the nine months ended September 30, 2023 and 2022 benefited from favorable development on prior year defaults. We recognized $46.6 million and $35.2 million of favorable prior year development during the nine months ended September 30, 2023 and 2022, respectively, primarily due to cure activity and ongoing analysis of recent loss development trends. We may increase or decrease our claim estimates and reserves as we learn

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $37.5 million related to prior year defaults remained as of September 30, 2023.
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
The following table reconciles the net income and the weighted average shares of common stock outstanding used in the computations of basic and diluted EPS of common stock:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(In Thousands, except for per share data)
Net income	$83,955	$76,838	$238,697	$219,962
Basic weighted average shares outstanding	82,096	84,444	82,879	85,369
Basic earnings per share	$1.02	$0.91	$2.88	$2.58

Net income	$83,955	$76,838	$238,697	$219,962
Gain from change in fair value of warrant liability	—	—	—	(1,113)
Diluted net income	$83,955	$76,838	$238,697	$218,849

Basic weighted average shares outstanding	82,096	84,444	82,879	85,369
Dilutive effect of issuable shares	1,574	1,041	1,357	1,051
Diluted weighted average shares outstanding	83,670	85,485	84,236	86,420

Diluted earnings per share	$1.00	$0.90	$2.83	$2.53

Anti-dilutive shares	1	30	2	30
8. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. Taxable income is reported on our consolidated U.S. federal and various state income tax returns, filed by NMIH on behalf of itself and its subsidiaries. Our effective tax rate on our pre-tax income was 21.8% and 22.4% for the three and nine months ended September 30, 2023, respectively, compared to 22.1% for both the three and nine months ended September 30, 2022. Our provision for income taxes for interim reporting periods is established based on our estimated annual effective tax rate for a given year. Our effective tax rate may fluctuate between interim periods due to the impact of discrete items not included in our estimated annual effective tax rate, including the tax effects associated with the vesting of RSUs and exercise of options. Such items are treated on a discrete basis in the reporting period in which they occur.
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent. As a result, our interim provision for income taxes for the three and nine months ended September 30, 2023 primarily represents a change in our net deferred tax liability. As of September 30, 2023 and December 31, 2022, we held $154.4 million of tax and loss bonds in "Prepaid federal income taxes" on our condensed consolidated balance sheets.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. Stockholders' Equity
On February 10, 2022, our Board of Directors authorized a $125 million share repurchase program (excluding associated costs and applicable taxes) effective through December 31, 2023. On July 31, 2023, our Board of Directors authorized a new $200 million share repurchase program (excluding associated costs and applicable taxes) effective through December 31, 2025. Concurrent with the new authorization, our Board of Directors also approved an extension of our existing $125 million share repurchase program through December 31, 2025 to align its remaining tenor with that of the $200 million program. The authorization provides us the flexibility, based on market and business conditions, stock price and other factors, to repurchase stock from time to time through open market purchases, privately negotiated transactions, or other means, including pursuant to Rule 10b5-1 trading plans.

During the nine months ended September 30, 2023, we repurchased 2.4 million shares at an average price of $25.13 per share (excluding associated costs and applicable taxes). During the year ended December 31, 2022, we repurchased 2.9 million shares at an average price of $19.34 per share (excluding associated costs). As of September 30, 2023, we had $208.5 million of aggregate repurchase authority remaining.
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
We are currently monitoring litigation regarding the refund of certain mortgage insurance premiums as it pertains to provisions of the Homeowners Protection Act and are unable to assess the outcome of such litigation or its potential impact on us at this time.
11. Premiums Receivable

Premiums receivable consists of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the associated receivable is written off against earned premium and the related insurance policy is canceled. We recognize an allowance for credit losses for premiums receivable based on credit losses expected to arise over the life of the receivable. Due to the nature of our insurance policies (a necessary precondition for access to mortgage credit for covered borrowers) and the short duration of the related receivables, we do not typically experience credit losses against our premium receivables and the allowance for credit loss established on premium receivable was deemed immaterial at September 30, 2023 and December 31, 2022.

Premiums receivable may be written off prior to 120 days in the ordinary course of business for non-credit events including, but not limited to, the modification or refinancing of an underlying insured loan. We established a $2.4 million and $2.3 million reserve for premium write-offs at September 30, 2023 and December 31, 2022, respectively.

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
NMIC and Re One generated combined statutory net income of $30.1 million and $80.0 million for the three and nine months ended September 30, 2023, respectively, compared to $23.6 million and $67.8 million for the three and nine months ended September 30, 2022, respectively.
The Wisconsin OCI has imposed a prescribed accounting practice for the treatment of statutory contingency reserves that

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The following table presents NMIC's statutory surplus, contingency reserve, statutory capital and risk-to-capital (RTC) ratio as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
	(In Thousands)
Statutory surplus	$943,761	$980,225
Contingency reserve	1,493,324	1,266,038
Statutory capital (1)	$2,437,085	$2,246,263

Risk-to-capital	11.4:1	11.1:1
(1)    Represents the total of the statutory surplus and contingency reserve.
Re One had $5.6 million of statutory capital at September 30, 2023 and December 31, 2022.
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
MI protects lenders and investors from default-related losses on a portion of the unpaid principal balance of a covered mortgage. MI plays a critical role in the U.S. housing market by mitigating mortgage credit risk and facilitating the secondary market sale of high- loan-to-value (LTV) (i.e., above 80%) residential loans to the GSEs, who are otherwise restricted by their charters from purchasing or guaranteeing high-LTV mortgages that are not covered by certain credit protections. Such credit protection and secondary market sales allow lenders to increase their capacity for mortgage commitments and expand financing access to existing and prospective homeowners.
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of September 30, 2023, we had issued master policies with 1,946 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of September 30, 2023, we had $194.8 billion of primary insurance-in-force (IIF) and $51.0 billion of primary risk-in-force (RIF).
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
Our common stock trades on the Nasdaq under the symbol "NMIH." Our headquarters is located in Emeryville, California. As of September 30, 2023, we had 239 employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
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
Premiums are paid either by the borrower (borrower paid mortgage insurance or BPMI) or the lender (lender paid mortgage insurance or LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of September 30, 2023 were non-

refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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

The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding ILN Transaction. Current amounts are presented as of September 30, 2023.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2019 ILN Transaction	July 30, 2019	6/1/2018 – 6/30/2019	$326,905	$163,190	$123,424	$121,870
2020-2 ILN Transaction	October 29, 2020	4/1/2020 – 9/30/2020 (2)	242,351	64,181	121,777	121,177
2021-1 ILN Transaction	April 27, 2021	10/1/2020 – 3/31/2021 (3)	367,238	235,584	163,708	163,478
2021-2 ILN Transaction	October 26, 2021	4/1/2021 – 9/30/2021 (4)	363,596	328,555	146,229	145,984

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
Traditional reinsurance
NMIC is a party to five excess-of-loss reinsurance agreements with broad panels of third-party reinsurers – the 2022-1 XOL Transaction, effective April 1, 2022, the 2022-2 XOL Transaction, effective July 1, 2022, the 2022-3 XOL Transaction, effective October 1, 2022, the 2023-1 XOL Transaction, effective January 1, 2023, and the 2023-2 XOL Transaction, effective July 1, 2023 – which we refer to collectively as the XOL Transactions. Each XOL Transaction provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the reinsurers then provide second layer loss protection up to a defined reinsurance coverage amount. The reinsurance coverage amount of each XOL Transaction is set to approximate the PMIERs minimum required assets of its reference pool and decreases from its peak over a ten-year period in the event the PMIERs minimum required assets of the pool declines. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding XOL Transaction. Current amounts are presented as of September 30, 2023.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2022-1 XOL Transaction	April 1, 2022	10/1/2021 – 3/31/2022 (2)	$289,741	$274,934	$133,366	$133,238
2022-2 XOL Transaction	July 1, 2022	4/1/2022 – 6/30/2022 (3)	154,306	152,347	78,906	78,892
2022-3 XOL Transaction	October 1, 2022	7/1/2022 – 9/30/2022	96,779	96,197	106,265	106,265
2023-1 XOL Transaction	January 1, 2023	10/1/2022 – 6/30/2023	89,864	88,351	146,513	146,513
2023-2 XOL Transaction (4)	July 1, 2023	7/1/2023 – 12/31/2023	40,264	40,264	62,323	62,323

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
(4)    The initial reinsurance coverage, current reinsurance coverage, initial first layer retained loss and current first layer retained loss for the 2023-2 XOL Transaction will increase as incremental covered production is ceded under the transaction through December 31, 2023.
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
Under the terms of the 2016 QSR Transaction, NMIC cedes premiums written related to 25% of the risk on eligible primary policies written for all periods through December 31, 2017 in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims. NMIC previously ceded 100% of the risk under its pool agreement with Fannie Mae; however, such agreement expired on August 31, 2023 and NMIC no longer cedes pool risk under the 2016 QSR Transaction.
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

Primary and pool IIF and NIW	As of and for the three months ended				For the nine months ended
	September 30, 2023		September 30, 2022		September 30, 2023	September 30, 2022
	IIF	NIW	IIF	NIW	NIW
	(In Millions)
Monthly	$175,308	$11,038	$158,897	$16,676	$30,854	$45,465
Single	19,473	296	20,276	563	692	2,550
Primary	194,781	11,334	179,173	17,239	31,546	48,015

Pool	—	—	1,078	—	—	—
Total	$194,781	$11,334	$180,251	$17,239	$31,546	$48,015

NIW for the three and nine months ended September 30, 2023 was $11.3 billion and $31.5 billion, respectively, compared to $17.2 billion and $48.0 billion for the three and nine months ended September 30, 2022, respectively. NIW decreased year-on-year primarily due to a decline in the size of the total mortgage insurance market.

Total IIF increased 8% at September 30, 2023 compared to September 30, 2022, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of in-force policies. Our persistency rate improved to 86.2% at September 30, 2023 from 80.1% at September 30, 2022, reflecting a slowdown in the pace of refinancing activity during the intervening twelve-month period driven by an increase in interest and mortgage note rates.
The following table presents net premiums written and earned for the periods indicated:

Primary and pool premiums written and earned	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(In Thousands)
Net premiums written	$123,268	$113,546	$353,388	$348,037
Net premiums earned	130,089	118,317	377,828	355,682
Net premiums written increased 9% and 2% during the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, reflecting the growth in our monthly IIF and monthly pay premium receipts, partially offset by an increase in total premiums ceded under our reinsurance treaties and a decline in single premium policy production. Net premiums earned increased 10% and 6% during the three and nine months ended September 30, 2023, respectively, compared to the three and nine month periods ended September 30, 2022, primarily driven by our NIW production and the growth of our IIF, partially offset by the increase in total premiums ceded under our reinsurance treaties and a decline in the contribution from single premium policy cancellations.
Pool premiums written and earned for the three and nine months ended September 30, 2023 and 2022 were $0.2 million and $0.7 million, and $0.3 million and $0.9 million, respectively, before giving effect to the 2016 QSR Transaction, under which all of our written and earned pool premiums are ceded. A portion of our ceded pool premiums written and earned are recouped through profit commission. Our pool insurance agreement with Fannie Mae expired on August 31, 2023 and we will not recognize any pool premiums written, earned or ceded in connection with the agreement in future periods.
Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
	($ Values In Millions, except as noted below)
New insurance written	$11,334	$11,478	$8,734	$10,719	$17,239
Percentage of monthly premium	97%	98%	98%	98%	97%
Percentage of single premium	3%	2%	2%	2%	3%
New risk written	$3,027	$3,022	$2,258	$2,797	$4,616
Insurance-in-force (1)	$194,781	$191,306	$186,724	$183,968	$179,173
Percentage of monthly premium	90%	90%	89%	89%	89%
Percentage of single premium	10%	10%	11%	11%	11%
Risk-in-force (1)	$51,011	$49,875	$48,494	$47,648	$46,259
Policies in force (count) (1)	622,993	611,441	600,294	594,142	580,525
Average loan size ($ value in thousands) (1)	$313	$313	$311	$310	$309
Coverage percentage (2)	26.2%	26.1%	26.0%	25.9%	25.8%
Loans in default (count) (1)	4,594	4,349	4,475	4,449	4,096
Default rate (1)	0.74%	0.71%	0.75%	0.75%	0.71%
Risk-in-force on defaulted loans (1)	$359	$335	$337	$323	$284
Net premium yield (3)	0.27%	0.27%	0.26%	0.26%	0.27%
Earnings from cancellations	$0.9	$1.1	$1.4	$1.5	$1.8
Annual persistency (4)	86.2%	86.0%	85.1%	83.5%	80.1%
Quarterly run-off (5)	4.1%	3.7%	3.2%	3.3%	4.0%
(1)    Reported as of the end of the period.
(2)    Calculated as end of period RIF divided by end of period IIF.
(3)    Calculated as net premiums earned divided by average primary IIF for the period, annualized.
(4)    Defined as the percentage of IIF that remains on our books after a given twelve-month period.
(5)    Defined as the percentage of IIF that is no longer on our books after a given three-month period.
The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2023	2022	2023	2022
	(In Millions)
IIF, beginning of period	$191,306	$168,639	$183,968	$152,343
NIW	11,334	17,239	31,546	48,015
Cancellations, principal repayments and other reductions	(7,859)	(6,705)	(20,733)	(21,185)
IIF, end of period	$194,781	$179,173	$194,781	$179,173

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
The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of September 30, 2023		As of September 30, 2022
	IIF	RIF	IIF	RIF
	(In Millions)
September 30, 2023	$30,357	$7,994	$—	$—
2022	53,618	14,210	46,695	12,385
2021	64,855	16,818	74,507	19,025
2020	28,926	7,550	36,869	9,386
2019	7,984	2,119	9,621	2,527
2018 and before	9,041	2,320	11,481	2,936
Total	$194,781	$51,011	$179,173	$46,259
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

Primary NIW by FICO	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(In Millions)
>= 760	$6,261	$6,815	$18,431	$21,177
740-759	1,877	3,663	5,227	8,951
720-739	1,556	2,751	4,204	6,744
700-719	876	2,245	2,000	5,534
680-699	623	1,477	1,378	3,998
<=679	141	288	306	1,611
Total	$11,334	$17,239	$31,546	$48,015
Weighted average FICO	758	748	761	749

Primary NIW by LTV	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(In Millions)
95.01% and above	$1,362	$1,610	$2,723	$4,553
90.01% to 95.00%	5,414	9,398	14,822	24,706
85.01% to 90.00%	3,525	4,505	10,650	13,145
85.00% and below	1,033	1,726	3,351	5,611
Total	$11,334	$17,239	$31,546	$48,015
Weighted average LTV	92.4%	92.6%	92.1%	92.3%

Primary NIW by purchase/refinance mix	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(In Millions)
Purchase	$11,143	$16,944	$30,870	$46,545
Refinance	191	295	676	1,470
Total	$11,334	$17,239	$31,546	$48,015
The tables below present our total primary IIF and RIF by FICO and LTV, and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of September 30,
	2023		2022
	($ Values In Millions)
>= 760	$97,026	50%	$87,152	48%
740-759	34,394	18	31,770	18
720-739	27,360	14	25,089	14
700-719	18,484	9	17,852	10
680-699	12,683	7	12,185	7
<=679	4,834	2	5,125	3
Total	$194,781	100%	$179,173	100%

Primary RIF by FICO	As of September 30,
	2023		2022
	($ Values In Millions)
>= 760	$25,149	49%	$22,125	48%
740-759	9,067	18	8,298	18
720-739	7,254	14	6,574	14
700-719	4,938	10	4,747	10
680-699	3,373	7	3,223	7
<=679	1,230	2	1,292	3
Total	$51,011	100%	$46,259	100%

Primary IIF by LTV	As of September 30,
	2023		2022
	($ Values In Millions)
95.01% and above	$19,007	10%	$17,269	10%
90.01% to 95.00%	93,908	48	84,396	47
85.01% to 90.00%	59,371	30	53,456	30
85.00% and below	22,495	12	24,052	13
Total	$194,781	100%	$179,173	100%

Primary RIF by LTV	As of September 30,
	2023		2022
	($ Values In Millions)
95.01% and above	$5,876	12%	$5,308	12%
90.01% to 95.00%	27,741	54	24,921	54
85.01% to 90.00%	14,704	29	13,167	28
85.00% and below	2,690	5	2,863	6
Total	$51,011	100%	$46,259	100%

Primary RIF by Loan Type	As of September 30,
	2023	2022
Fixed	98%	99%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	2	1
Total	100%	100%
The table below presents selected primary portfolio statistics, by book year, as of September 30, 2023.

	As of September 30, 2023
Book Year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values In Millions)
2014 and prior	$3,613	$175	5%	15,441	1,101	17	57	3.7%	0.5%	1.5%
2015	12,422	1,044	8%	52,548	5,884	92	136	2.6%	0.4%	1.6%
2016	21,187	2,128	10%	83,626	11,267	204	160	2.0%	0.4%	1.8%
2017	21,582	2,629	12%	85,897	14,333	385	139	2.5%	0.6%	2.7%
2018	27,295	3,065	11%	104,043	16,051	459	140	3.3%	0.6%	2.9%
2019	45,141	7,984	18%	148,423	34,133	509	50	2.7%	0.4%	1.5%
2020	62,702	28,926	46%	186,174	96,747	539	17	2.0%	0.3%	0.6%
2021	85,574	64,855	76%	257,972	206,637	1,354	15	5.1%	0.5%	0.7%
2022	58,734	53,618	91%	163,281	152,756	985	3	19.6%	0.6%	0.6%
2023	31,546	30,357	96%	86,560	84,084	50	—	5.9%	0.1%	0.1%
Total	$369,796	$194,781		1,183,965	622,993	4,594	717
(1)    Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.
(2)    Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.
(3)    Calculated as the number of loans in default divided by number of policies in force.

Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the dates indicated. The distribution of our primary RIF as of September 30, 2023 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of September 30,
	2023	2022
California	10.3%	10.7%
Texas	8.7	8.7
Florida	7.7	8.2
Georgia	4.1	4.1
Virginia	4.0	4.2
Washington	4.0	3.9
Illinois	3.9	4.0
Pennsylvania	3.4	3.4
Colorado	3.3	3.5
Maryland	3.3	3.4
Total	52.7%	54.1%

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
Reserves are established by estimating the number of loans in default that will result in a claim payment, which is referred to as claim frequency, and the amount of the claim payment expected to be paid on each such loan in default, which is referred to as claim severity. Claim frequency and severity estimates are established based on historical observed experience regarding certain loan factors, such as age of the default, cure rates, size of the loan and estimated change in property value. Reserves are released the month in which a loan in default is brought current by the borrower, which is referred to as a cure. Adjustments to reserve estimates are reflected in the period in which the adjustment is made. Reserves are also ceded to reinsurers under the QSR Transactions, ILN Transactions and XOL Transactions as applicable under each treaty. We have not yet ceded reserves under any of the ILN Transactions or XOL Transactions as incurred claims and claim expenses on each respective reference pool remain within our retained coverage layer of each transaction. Our pool insurance agreement with Fannie Mae contains a claim deductible through which Fannie Mae absorbs specified losses before we are obligated to pay any claims and we have not established any claims or claim expense reserves for pool exposure to date. Our pool insurance agreement with Fannie Mae expired on August 31, 2023 and we will not have any exposure nor establish any reserves for claims or claim expenses under the agreement in future periods.
Our reserve setting process considers the beneficial impact of forbearance, foreclosure moratorium and other assistance programs that may be made available to certain defaulted borrowers. The effectiveness of forbearance and other such assistance programs can be further enhanced by the availability of various repayment and loan modification options which typically allow borrowers to amortize or, in certain instances, outright defer payments otherwise missed during a period of dislocation over an extended length of time. We generally observe that forbearance, repayment and modification, and other assistance programs are an effective tool to bridge dislocated borrowers from a time of acute stress to a future date when they can resume timely payment of their mortgage obligations, and note higher cure rates on defaults benefitting from broad-based assistance programs than would otherwise be expected on similarly situated loans that did not benefit from such programs.
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
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses (benefits):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(In Thousands)
Beginning balance	$110,448	$98,462	$99,836	$103,551
Less reinsurance recoverables (1)	(24,023)	(19,588)	(21,587)	(20,320)
Beginning balance, net of reinsurance recoverables	86,425	78,874	78,249	83,231

Add claims incurred:
Claims and claim expenses (benefits) incurred:
Current year (2)	16,117	9,348	60,987	28,135
Prior years (3)	(11,305)	(12,737)	(46,601)	(35,179)
Total claims and claim expenses (benefits) incurred	4,812	(3,389)	14,386	(7,044)

Less claims paid:
Claims and claim expenses paid:
Current year (2)	65	47	119	73
Prior years (3)	1,050	249	2,394	925
Total claims and claim expenses paid	1,115	296	2,513	998

Reserve at end of period, net of reinsurance recoverables	90,122	75,189	90,122	75,189
Add reinsurance recoverables (1)	25,956	19,755	25,956	19,755
Ending balance	$116,078	$94,944	$116,078	$94,944
(1)    Related to ceded losses recoverable under the QSR Transactions. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance" for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $54.4 million attributed to net case reserves and $5.8 million attributed to net IBNR reserves for the nine months ended September 30, 2023 and $23.3 million attributed to net case reserves and $4.2 million attributed to net IBNR reserves for the nine months ended September 30, 2022.

(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $41.1 million attributed to net case reserves and $4.5 million attributed to net IBNR reserves for the nine months ended September 30, 2023 and $29.2 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the nine months ended September 30, 2022.

The "claims incurred" section of the table above shows claims and claim expenses (benefits) incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $37.5 million related to prior year defaults remained as of September 30, 2023.
The following table provides a reconciliation of the beginning and ending count of loans in default:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Beginning default inventory	4,349	4,271	4,449	6,227
Plus: new defaults	1,744	1,354	4,719	3,586
Less: cures	(1,434)	(1,511)	(4,434)	(5,654)
Less: claims paid	(62)	(16)	(129)	(59)
Less: rescission and claims denied	(3)	(2)	(11)	(4)
Ending default inventory	4,594	4,096	4,594	4,096
Ending default inventory increased from September 30, 2022 to September 30, 2023, primarily due to the growth and natural seasoning of our insured portfolio, largely offset by cure activity within our default population.
The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	($ Values In Thousands)
Number of claims paid (1)	62	16	129	59
Total amount paid for claims	$1,402	$376	$3,132	$1,249
Average amount paid per claim	$23	$24	$24	$21
Severity (2)	46%	55%	51%	46%
(1)    Count includes 23 and 47 claims settled without payment during the three and nine months ended September 30, 2023, respectively, and three and 19 claims settled without payment during the three and nine months ended September 30, 2022, respectively.
(2)    Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.

We paid 62 and 129 claims during the three and nine months ended September 30, 2023, respectively, and 16 and 59 claims during the three and nine months ended September 30, 2022, respectively. The number of claims paid was modest relative to the size of our insured portfolio and we generally observe that the borrowers of the loans we insure are well-situated with strong credit profiles, stable 30-year fixed rate mortgages, manageable debt service obligations and significant appreciated equity in their homes. An increase in the value of the homes collateralizing the mortgages we insure provides defaulted borrowers with alternative paths and incentives to cure their loan prior to the development of a claim. Many borrowers have further benefitted from the forbearance program and foreclosure moratorium implemented by the GSEs in response to the COVID-19 pandemic and codified under the CARES Act, which have served to bridge dislocated borrowers from a time of acute stress to a point when they can resume timely payment of their mortgage obligations and interrupted the cycle through which certain loans may otherwise have progressed from an initial default to a paid claim.

Our claims severity for the three and nine months ended September 30, 2023 was 46% and 51%, respectively, compared to 55% and 46% for the three and nine months ended September 30, 2022, respectively. Claims severity for the three and nine months ended September 30, 2023 and 2022 benefited from the same broad national house price appreciation that supported our claims paid experience. An increase in the value of the homes collateralizing the mortgages we insure provides additional equity support to our risk exposure and raises the prospect of a third-party sale of a foreclosed property, which can mitigate the severity of our settled claims.
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
The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated:

Average reserve per default:	As of September 30,
	2023	2022
	(In Thousands)
Case (1)	$23.4	$21.5
IBNR (1)(2)	1.9	1.7
Total	$25.3	$23.2
(1)    Defined as the gross reserve per insured loan in default.
(2)    Amount includes claims adjustment expenses.
Average reserve per default increased from September 30, 2022 to September 30, 2023, primarily due to changes in the composition of our default inventory as measured by the size, vintage and current estimated LTV of defaulted loans, as well as the proportion of such loans benefiting from a forbearance program granted in response to a financial hardship related to COVID-19. Average reserves per default were further impacted by changes in observed and forecasted housing market conditions and macroeconomic factors between the measurement dates.
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

The following table provides a comparison of the PMIERs available assets and risk-based required asset amount as reported by NMIC as of the dates indicated:

	As of September 30,
	2023	2022
	(In Thousands)
Available assets	$2,602,680	$2,275,487
Risk-based required assets	1,414,233	1,172,581

Available assets were $2.6 billion at September 30, 2023, compared to $2.3 billion at September 30, 2022. The $327 million increase in available assets between the dates presented was primarily driven by NMIC's positive cash flow from operations during the intervening period, partially offset by the payment of an ordinary course dividend from NMIC to NMIH in May 2023.
Risk-based required assets were $1.4 billion at September 30, 2023, compared to $1.2 billion at September 30, 2022. The increase in the risk-based required asset amount between the dates presented was primarily due to the growth in our gross RIF and aggregate gross-risk based required asset amount.
LIBOR Transition
On March 5, 2021, ICE Benchmark Administration Limited (IBA), the administrator for LIBOR, confirmed it would permanently cease the publication of overnight, one-month, three-month, six-month and twelve-month USD LIBOR settings in their current form after June 30, 2023. The U.K. Financial Conduct Authority, the regulator of IBA, announced on the same day that it intends to stop requiring panel banks to continue to submit to LIBOR and all USD LIBOR settings in their current form will either cease to be provided by any administrator or no longer be representative after June 30, 2023. As of September 30, 2023, all of our LIBOR-indexed financial contracts and substantially all of our LIBOR-indexed investment holdings have been transitioned to a Secured Overnight Financing Rate (SOFR) base. The impact of the transition from LIBOR to SOFR did not have a material impact on our operations or financial results.

Consolidated Results of Operations

Consolidated statements of operations	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenues	($ In Thousands, except for per share data)
Net premiums earned	$130,089	$118,317	$377,828	$355,682
Net investment income	17,853	11,945	49,265	33,065
Net realized investment gains (losses)	—	14	(33)	475
Other revenues	217	301	563	1,016
Total revenues	148,159	130,577	427,623	390,238
Expenses
Insurance claims and claim expenses (benefits)	4,812	(3,389)	14,386	(7,044)
Underwriting and operating expenses	27,749	27,144	80,983	90,779
Service expenses	239	197	586	963
Interest expense	8,059	8,036	24,146	24,128
Gain from change in fair value of warrant liability	—	—	—	(1,113)
Total expenses	40,859	31,988	120,101	107,713

Income before income taxes	107,300	98,589	307,522	282,525
Income tax expense	23,345	21,751	68,825	62,563
Net income	$83,955	$76,838	$238,697	$219,962

Earnings per share - Basic	$1.02	$0.91	$2.88	$2.58
Earnings per share - Diluted	$1.00	$0.90	$2.83	$2.53

Loss ratio (1)	3.7%	(2.9)%	3.8%	(2.0)%
Expense ratio (2)	21.3%	22.9%	21.4%	25.5%
Combined ratio (3)	25.0%	20.1%	25.2%	23.5%

	For the three months ended September 30,		For the nine months ended September 30,
Non-GAAP financial measures (4)	2023	2022	2023	2022
	($ In Thousands, except for per share data)
Adjusted income before tax	$107,300	$98,575	$307,555	$281,142
Adjusted net income	83,955	76,827	238,723	218,636
Adjusted diluted EPS	1.00	0.90	2.83	2.53
(1)    Loss ratio is calculated by dividing insurance claims and claim expenses (benefits) by net premiums earned.
(2)    Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.
(3)    Combined ratio may not foot due to rounding.
(4)    See "Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures," below.
Revenues
Net premiums earned were $130.1 million and $377.8 million for the three and nine months ended September 30, 2023, respectively, compared to $118.3 million and $355.7 million for the three and nine months ended September 30, 2022, respectively. The year-on-year increase in net premiums earned in each respective period was primarily driven by our NIW production and the growth of our IIF, partially offset by an increase in total premiums ceded under our reinsurance transactions and a decline in the contribution from single premium policy cancellations.
Net investment income was $17.9 million and $49.3 million for the three and nine months ended September 30, 2023, respectively, compared to $11.9 million and $33.1 million for the three and nine months ended September 30, 2022, respectively.

The year-on-year increase in net investment income in each respective period was primarily driven by an increase in the book yield of the investment portfolio tied to the deployment of new cash flows and reinvestment of rolling maturities at incrementally higher rates, as well as growth in the size of our total invested asset base.
Other revenues were $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively, compared to $0.3 million and $1.0 million for the three and nine months ended September 30, 2022, respectively. Other revenues represent underwriting fee revenue generated by our subsidiary, NMIS, which provides outsourced loan review services to mortgage loan originators. The year-on-year decrease in other revenues in each respective period reflects a decline in NMIS' outsourced loan review volume. Amounts recognized in other revenues generally correspond with amounts incurred as service expenses for outsourced loan review activities in the same periods.
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
Insurance claims and claim expenses were $4.8 million and $14.4 million for the three and nine months ended September 30, 2023, respectively, compared to insurance claims and claim benefits of $3.4 million and $7.0 million for the three and nine months ended September 30, 2022, respectively. The increase in insurance claims and claim expenses in each respective period was primarily driven by the establishment of initial reserves on newly defaulted loans, as well as an increase in the average case reserve held against previously defaulted loans that have aged in their delinquency status, and was partially offset by the release of a portion of the reserves we established for anticipated claims payments in prior periods in connection with cure activity and ongoing analysis of recent loss development trends.
Underwriting and operating expenses were $27.7 million and $81.0 million for the three and nine months ended September 30, 2023, respectively, compared to $27.1 million and $90.8 million for the three and nine months ended September 30, 2022, respectively. The year-on-year decline in underwriting and operating expenses for the nine months ended September 30, 2023, primarily reflects an increase in ceding commissions received upon the introduction of the 2022 Seasoned QSR Transaction effective July 1, 2022, a decrease in the amortization of deferred acquisition costs tied to the increased persistency of our IIF, and a step-down in outsourced technology costs related to our agreement with Tata Consultancy Services, partially offset by an increase in employee compensation costs and miscellaneous IT expenses.
Service expenses were $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively, compared to $0.2 million and $1.0 million for the three and nine months ended September 30, 2022, respectively. Service expenses represent third-party costs incurred by NMIS in connection with the services it provides. The year-on-year change in service expenses primarily reflects the year-on-year change in NMIS' outsourced loan review volume. Amounts incurred as service expenses generally correspond with amounts recognized in other revenues in the same periods.
Interest expense was $8.1 million and $24.1 million for the three and nine months ended September 30, 2023, respectively, compared to $8.0 million and $24.1 million for the three and nine months ended September 30, 2022, respectively. Interest expense primarily reflects the carrying costs of the Notes. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt."
Income tax expense was $23.3 million and $68.8 million for the three and nine months ended September 30, 2023, respectively, compared to $21.8 million and $62.6 million for the three and nine months ended September 30, 2022, respectively. The year-on-year increase in income tax expense in each respective period was primarily driven by growth in our pre-tax income. Our effective tax rate on pre-tax income was 21.8% and 22.4% for the three and nine months ended September 30, 2023, respectively, compared to 22.1% for both the three and nine months ended September 30, 2022. As a U.S. taxpayer, we are subject to a statutory U.S. federal corporate income tax rate of 21%. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year and reflects the impact of discrete tax effects in the period in which they occur. Our effective tax rates for the three and nine months ended September 30, 2023 and 2022 reflect the discrete tax effects of the vesting of RSUs and exercise of options. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 8, Income Taxes."
Net Income
Net income was $84.0 million and $238.7 million for the three and nine months ended September 30, 2023, respectively, compared to $76.8 million and $220.0 million for the three and nine months ended September 30, 2022, respectively. Adjusted net income was $84.0 million and $238.7 million for the three and nine months ended September 30, 2023, respectively, compared to $76.8 million and $218.6 million for the three and nine months ended September 30, 2022, respectively. The year-on-year increases in net income and adjusted net income in each respective period were primarily driven by growth in our total revenues, partially offset by increases in our insurance claims and claim expenses and income tax expense. Net income for the nine months ended September 30, 2023 further benefited from a year-on-year decline in our underwriting and operating expenses.
Diluted EPS was $1.00 and $2.83 for the three and nine months ended September 30, 2023, respectively, compared to $0.90 and $2.53 for the three and nine months ended September 30, 2022, respectively. Adjusted diluted EPS was $1.00 and $2.83 for the three and nine months ended September 30, 2023, respectively, compared to $0.90 and $2.53 for the three and nine months ended September 30, 2022, respectively. Diluted and adjusted diluted EPS increased primarily due to growth in our net income and adjusted net income, as well as a decline in the number of weighted average diluted shares outstanding tied to share repurchase activity.
The non-GAAP financial measures of adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
As reported	($ In Thousands, except for per share data)
Income before income taxes	$107,300	$98,589	$307,522	$282,525
Income tax expense	23,345	21,751	68,825	62,563
Net income	$83,955	$76,838	$238,697	$219,962

Adjustments
Net realized investment (gains) losses	—	(14)	33	(475)
Gain from change in fair value warrant liability	—	—	—	(1,113)
Capital market transaction costs	—	—	—	205
Adjusted income before tax	$107,300	$98,575	$307,555	$281,142

Income tax (benefit) expense on adjustments (1)	—	(3)	7	(57)
Adjusted net income	$83,955	$76,827	$238,723	$218,636

Weighted average diluted shares outstanding	83,670	85,485	84,236	86,420
Adjusted diluted EPS	$1.00	$0.90	$2.83	$2.53
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

Consolidated balance sheets	September 30, 2023	December 31, 2022
	(In Thousands)
Total investment portfolio	$2,197,686	$2,099,389
Cash and cash equivalents	176,463	44,426
Premiums receivable	73,381	69,680
Deferred policy acquisition costs, net	62,195	58,564
Software and equipment, net	31,991	31,930
Reinsurance recoverable	25,956	21,587
Prepaid federal income tax	154,409	154,409
Other assets	39,950	36,045
Total assets	$2,762,031	$2,516,030
Debt	$397,198	$396,051
Unearned premiums	98,211	123,035
Accounts payable and accrued expenses	88,629	74,576
Reserve for insurance claims and claim expenses	116,078	99,836
Reinsurance funds withheld	1,947	2,674
Deferred tax liability, net	257,163	193,859
Other liabilities	11,844	12,272
Total liabilities	971,070	902,303
Total shareholders' equity	1,790,961	1,613,727
Total liabilities and shareholders' equity	$2,762,031	$2,516,030
Total cash and investments were $2.4 billion as of September 30, 2023, compared to $2.1 billion as of December 31, 2022. Cash and investments at September 30, 2023 included $133.7 million held by NMIH. The increase in total cash and investments reflects the addition of incremental cash provided by operating activities, partially offset by share repurchase activity and an increase in the unrealized loss position of our fixed income portfolio primarily tied to the prevailing interest rate environment during the nine months ended September 30, 2023.
Premiums receivable was $73.4 million as of September 30, 2023, compared to $69.7 million as of December 31, 2022. The increase was primarily driven by growth in our monthly premium policies in force, where premiums are generally paid one month in arrears.
Net deferred policy acquisition costs were $62.2 million as of September 30, 2023, compared to $58.6 million as of December 31, 2022. The increase was primarily driven by the deferral of certain costs associated with the origination of new policies between the respective balance sheet dates, partially offset by the recognition of previously deferred policy acquisition costs.
Reinsurance recoverable was $26.0 million as of September 30, 2023, compared to $21.6 million as of December 31, 2022. The increase was driven by an increase in ceded losses recoverable under our QSR Transactions.
Prepaid federal income tax was $154.4 million as of both September 30, 2023 and December 31, 2022. Prepaid federal income tax represents tax and loss bonds purchased in connection with our claimed tax deduction for our statutory contingency reserve position. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 8, Income Taxes."
Other assets were $40.0 million as of September 30, 2023, compared to $36.0 million as of December 31, 2022. The increase was primarily driven by increases in our accrued investment income and prepaid expenses.
Unearned premiums were $98.2 million as of September 30, 2023, compared to $123.0 million as of December 31, 2022. The decrease was driven by the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies and the cancellations of other single premium policies, partially offset by single premium policy originations during the nine months ended September 30, 2023.

Accounts payable and accrued expenses were $88.6 million as of September 30, 2023, compared to $74.6 million as of December 31, 2022. The increase was primarily driven by accrued and unpaid interest on the Notes, which is payable semi-annually in June and December, and reinsurance premiums payable, and was partially offset by the settlement of certain contractual payables during the nine months ended September 30, 2023.
Reserve for insurance claims and claim expenses was $116.1 million as of September 30, 2023, compared to $99.8 million as of December 31, 2022. The increase was primarily driven by the establishment of initial reserves on newly defaulted loans during the nine months ended September 30, 2023, as well as an increase in the average case reserve held against previously defaulted loans that have aged in their delinquency status. The increase in the reserves for insurance claims and claim expenses was partially offset by the release of a portion of the reserves we established for anticipated claims payments in prior periods in connection with cure activity and ongoing analysis of recent loss development trends, as well as the payment of previously reserved claims during the period. See "Insurance Claims and Claim Expenses," above for further details.
Reinsurance funds withheld, which represents our ceded reinsurance premiums written, less our profit and ceding commission receivables related to the 2016 QSR Transaction was $1.9 million as of September 30, 2023, compared to $2.7 million as of December 31, 2022. The decrease relates to the continued decline in ceded premiums written on single premium policies, due to the end of the reinsurance coverage period for new business under the 2016 QSR Transaction at December 31, 2017. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance."
Net deferred tax liability was $257.2 million as of September 30, 2023, compared to $193.9 million as of December 31, 2022. The increase was primarily due to an increase in the claimed deductibility of our statutory contingency reserve, partially offset by the increase in unrealized losses recorded in other comprehensive income. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 8, Income Taxes."
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the nine months ended September 30,
	2023	2022
Net cash provided by (used in):	(In Thousands)
Operating activities	$312,566	$281,603
Investing activities	(117,908)	(182,111)
Financing activities	(62,621)	(50,326)
Net increase in cash and cash equivalents	$132,037	$49,166
Net cash provided by operating activities was $312.6 million for the nine months ended September 30, 2023, compared to $281.6 million for the nine months ended September 30, 2022. Cash provided by operating activities increased during the nine months ended September 30, 2023, primarily due to the growth in our investment income, an increase in net premiums receipts and a reduction in the payment of incentive compensation.
Cash used in investing activities for the nine months ended September 30, 2023 and September 30, 2022 reflects the purchase of fixed and short-term maturities with cash provided by operating activities, and the reinvestment of coupon payments, maturities and sale proceeds within our investment portfolio.
Cash used in financing activities was $62.6 million for the nine months ended September 30, 2023, compared to $50.3 million for the nine months ended September 30, 2022. Cash used in financing activities primarily relates to the repurchase of common stock.

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

As of September 30, 2023, NMIH had $133.7 million of cash and investments. NMIH's principal sources of net cash are dividends from its subsidiaries and investment income. NMIC paid a $98.0 million ordinary course dividend to NMIH in May 2023, representing its full ordinary course dividend capacity payable under Wisconsin law for the twelve-month period ending December 31, 2023. NMIH also has access to $250 million of undrawn revolving credit capacity under the 2021 Revolving Credit Facility. See Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt."
On February 10, 2022, our Board of Directors authorized a $125 million share repurchase program (excluding associated costs and applicable taxes) effective through December 31, 2023. On July 31, 2023, our Board of Directors authorized a new $200 million share repurchase program (excluding associated costs and applicable taxes) effective through December 31, 2025. Concurrent with the new authorization, our Board of Directors also approved an extension of our existing $125 million share repurchase program through December 31, 2025 to align its remaining tenor with that of the new $200 million program. The authorization provides NMIH the flexibility, based on market and business conditions, stock price and other factors, to repurchase stock from time to time through open market repurchases, privately negotiated transactions, or other means, including pursuant to Rule 10b5-1 trading plans.
During the nine months ended September 30, 2023, NMIH repurchased 2.4 million shares of common stock at a total cost of $60.5 million, including associated costs and applicable taxes. As of September 30, 2023, NMIH had $208.5 million of aggregate repurchase authority remaining.
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
Under the 2021 Revolving Credit Facility, NMIH is required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of September 30, 2023, the applicable commitment fee was 0.30%.
We are subject to certain covenants under the 2021 Revolving Credit Facility, including: a maximum debt-to-total capitalization ratio of 35%, a requirement to maintain compliance with the PMIERs financial requirements (subject to any GSE approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants at September 30, 2023.
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
As an approved mortgage insurer and Wisconsin-domiciled carrier, NMIC is required to satisfy financial and/or capitalization requirements stipulated by each of the GSEs and the Wisconsin OCI. The financial requirements stipulated by the GSEs are outlined in the PMIERs. Under the PMIERs, NMIC must maintain available assets that are equal to or exceed a minimum risk-based required asset amount, subject to a minimum floor of $400 million. At September 30, 2023, NMIC reported $2,603 million available assets against $1,414 million risk-based required assets for a $1,189 million "excess" funding position.
The risk-based required asset amount under PMIERs is determined at an individual policy-level based on the risk characteristics of each insured loan. Loans with higher risk factors, such as higher LTVs or lower borrower FICO scores, are assessed a higher charge. Non-performing loans that have missed two or more payments are generally assessed a significantly higher charge than performing loans, regardless of the underlying borrower or loan risk profile; however, special consideration is given under PMIERs to loans that are delinquent on homes located in an area declared by the Federal Emergency Management Agency to be a Major Disaster zone eligible for Individual Assistance. In June 2020, the GSEs issued guidance (which was subsequently amended and restated) on the risk-based treatment of loans affected by the COVID-19 pandemic. Under the guidance, non-performing loans that are subject to a forbearance program granted in response to a financial hardship related to COVID-19 will benefit from a 70% risk-based required asset haircut for the duration of the forbearance period and subsequent repayment plan or trial modification period.
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
As of September 30, 2023, NMIC had a RTC ratio of 11.4:1 with $27.8 billion of performing primary RIF, net of reinsurance, and $2.4 billion of total statutory capital, including contingency reserves. Re One has no risk in force remaining and no longer reports a RTC ratio.
NMIC's principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At September 30, 2023, NMIC had $2.2 billion of cash and investments, including $107.7 million of cash and cash equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended September 30, 2023, NMIC generated $340 million of cash flow from operations and received an additional $326 million of cash flow on the maturity, sale and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC's principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC's only use of cash that develops along an unscheduled path is claims payments. Given the breadth and duration of forbearance programs available to borrowers, separate foreclosure moratoriums that remain available, and the general duration of the default to foreclosure to claim cycle, we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.
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
Our investment portfolio is comprised entirely of fixed maturity instruments. As of September 30, 2023, the fair value of our investment portfolio was $2.2 billion and we held an additional $176.5 million of cash and cash equivalents. Pre-tax book yield on the investment portfolio for the nine months ended September 30, 2023 was 2.6%. Book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. The yield on our investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our holdings and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	September 30, 2023	December 31, 2022
Corporate debt securities	60%	60%
Municipal debt securities	25	23
Cash, cash equivalents, and short-term investments	9	10
U.S. Treasury securities and obligations of U.S. government agencies	3	4
Asset-backed securities	3	3
Total	100%	100%

Investment portfolio ratings at fair value (1)	September 30, 2023	December 31, 2022
AAA	14%	19%
AA(2)	31	25
A(2)	42	41
BBB(2)	13	15
BB (3)	—	—
Total	100%	100%
(1)    Excluding certain operating cash accounts.
(2)    Includes +/– ratings.
(3)    We held one security with a BB+ rating at September 30, 2023 and December 31, 2022, which is not identifiable in the table due to rounding.

All of our investments are rated by one or more nationally recognized statistical rating organizations. If three or more ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Investment Securities - Allowance for credit losses
We did not recognize an allowance for credit loss for any security in the investment portfolio as of September 30, 2023 or December 31, 2022, and we did not record any provision for credit loss for investment securities during the three or nine month periods ended September 30, 2023 or September 30, 2022.
As of September 30, 2023, the investment portfolio had gross unrealized losses of $265.2 million, of which $250.1 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2022, the investment portfolio had gross unrealized losses of $254.7 million, of which $218.5 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer.
We evaluated the securities in an unrealized loss position as of September 30, 2023, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our estimate of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of September 30, 2023 are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the unrealized losses on securities held as of September 30, 2023 were primarily driven by fluctuations in interest rates, and to a lesser extent, movements in credit spreads following the purchase of those securities.

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
The carrying value of our investment portfolio as of September 30, 2023 and December 31, 2022 was $2.2 billion and $2.1 billion, respectively, all of which were invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of September 30, 2023, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.71 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.71% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 3.72 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.72% in fair value of our fixed income portfolio.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2023, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
As we have previously disclosed, we were named as a defendant in one litigation case that involves refunds of mortgage insurance premiums under the Homeowners Protection Act. In September 2023, the United States District Court for the Eastern District of Virginia granted our motion to dismiss the case. Subsequently, the plaintiff filed a notice of appeal in October 2023, appealing the District Court’s decision to the United States Court of Appeals for the Fourth Circuit. The appeal is currently pending. Based upon information available to us and our review of lawsuits and claims filed or pending against us to date, we have not recognized a material accrual liability for these matters, nor do we currently expect it is reasonably possible that these matters will result in a material liability to the Company. However, the outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of such matters currently pending or threatened could have an unanticipated material adverse effect on our liquidity, consolidated financial position, results of operations, and/or our business as a whole, in the future.
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

The SEC issued a proposed rule in January 2023 that, among other things, prohibits certain participants in an asset-backed security, including a synthetic asset-backed security (synthetic ABS), from engaging in transactions that would involve or result in any material conflict of interest with respect to any investor in a transaction arising out of such activity (conflicted transaction). The definition of conflicted transactions is broadly defined and synthetic ABS could be broadly interpreted to include ILN Transactions. If this SEC proposal is adopted as proposed, then it could affect or prohibit our ability to enter into credit risk transfer transactions using ILN Transactions. We are still assessing the potential impact of the rule on our credit risk transfer transactions if the rule is adopted as proposed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases of NMI Holdings, Inc. common stock by us during the three months ended September 30, 2023.

($ In Thousands, except for per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Program (1)
Period:
7/1/2023 to 7/31/2023	8,964	$25.12	8,964	$227,500
8/1/2023 to 8/31/2023	270,616	28.82	270,616	219,700
9/1/2023 to 9/30/2023	395,161	28.38	395,161	208,486
Total	674,741		674,741
(1)    On February 10, 2022, our Board of Directors approved a $125 million share repurchase program effective through December 31, 2023, excluding associated costs and applicable taxes. On July 31, 2023, our Board of Directors approved an extension of the existing $125 million repurchase program through December 31, 2025. The Board also approved a new $200 million share repurchase program (excluding associated costs and applicable taxes) effective through December 31, 2025. As of September 30, 2023, $8.5 million of repurchase authority remained available under the February 2022 share repurchase program. There were no share repurchases under the July 2023 share repurchase program, leaving $200 million repurchase authority remaining as of September 30, 2023. See Part I, Item 1, "Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Stockholder's Equity" for additional information.

Item 5. Other Information
Our Section 16 officers and directors (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans for the purchase or sale of the Company's stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the quarter ended September 30, 2023, none of our Section 16 officers or directors adopted, modified or terminated “Rule 10b5-1 trading arrangements” or "non-Rule 10b5-1 trading arrangements" (each as defined in Item 408 under Regulation S-K of the Exchange Act), other than:

•Bradley M. Shuster, our Executive Chairman and Chairman of our Board of Directors adopted a new trading plan on September 21, 2023. The plan's maximum duration is until December 20, 2024, and the first trades will not occur until December 21, 2023, at the earliest. The trading plan covers the sale of up to 418,577 shares of the Company's common stock, including the potential exercise and sale of up to 378,872 shares of the Company's common stock subject to stock options.

The Rule 10b5-1 trading arrangement described above was adopted and precleared in accordance with our Insider Trading and Information Policy, and any actual sale transactions made pursuant to such trading arrangement will be disclosed publicly in future Section 16 filings with the SEC.

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
101
The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (Unaudited) formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022 (Unaudited);
(iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended September 30, 2023 and 2022 (Unaudited);

(iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (Unaudited); and
(v) Notes to Condensed Consolidated Financial Statements (Unaudited). The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
104	The cover page from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (formatted as Inline XBRL and contained in Exhibit 101).

~	Indicates a management contract or compensatory plan or contract.
+	Confidential treatment granted as to certain portions, which portions have been filed separately with the SEC.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
Date: November 1, 2023

By: /s/ Ravi Mallela
Name: Ravi Mallela
Title: Chief Financial Officer and Duly Authorized Signatory