Form 10-K
period 2023-12-31
NMI Holdings, Inc.
filed 2024-02-15
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 001-36174

NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware					45-4914248
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)

2100 Powell Street	,	Emeryville	,	CA	94608
(Address of principal executive offices)					(Zip Code)

(855) 530-6642
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $.01 par value per share	NMIH	NASDAQ

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the calculated aggregate market value of common stock held by non-affiliates was 1,710,584,967.
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on February 9, 2024 was 80,879,843 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
    This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and the U.S. Private Securities Litigation Reform Act of 1995. Any statements about our expectations, outlook, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipate," "believe," "can," "could," "may," "predict," "assume," "potential," "should," "will," "estimate," "perceive," "plan," "project," "continuing," "ongoing," "expect," "intend" or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. All forward-looking statements are necessarily only estimates of future results, and actual results may differ materially from expectations. You are, therefore, cautioned not to place undue reliance on such statements, which should be read in conjunction with the other cautionary statements that are included elsewhere in this report. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy and financial needs. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements including, but not limited to:
•changes in general economic, market and political conditions and policies (including changes in interest rates and inflation) and investment results or other conditions that affect the U.S. housing market or the U.S. markets for home mortgages, mortgage insurance, reinsurance and credit risk transfer markets, including the risk related to geopolitical instability, inflation, an economic downturn (including any decline in home prices) or recession, and their impacts on our business, operations and personnel;
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
•uncertainty relating to the coronavirus (COVID-19) virus and its variants, including their impact on the global economy, the U.S. housing, real estate, housing finance and mortgage insurance markets, and our business, operations and personnel;

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
•effectiveness and security of our information technology systems and digital products and services, including the risks these systems, products or services may fail to operate as expected or planned, or expose us to cybersecurity or third-party risks (including exposure of our confidential customer and other information); and
•ability to recruit, train and retain key personnel.
For further information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors described in this report in Part I, Item 1A, "Risk Factors," Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report, including the exhibits hereto.
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
NMI Holdings, Inc. (NMIH), a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of December 31, 2023, we had issued master policies with 1,974 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of December 31, 2023, we had $197.0 billion of primary insurance-in-force (IIF) and $51.8 billion of primary risk-in-force (RIF). For the year ended December 31, 2023, we generated new insurance written (NIW) of $40.5 billion. As of December 31, 2023, we had 238 full-time and part-time employees.
We believe that our success in acquiring a large and diverse group of lender customers and growing a portfolio of high-quality IIF traces to our founding principles, whereby we aim to help qualified borrowers achieve their homeownership goals, ensure that we remain a strong and credible counter-party, deliver a high-quality customer service experience, establish a differentiated risk management approach, utilize our proprietary Rate GPS® pricing platform to dynamically evaluate risk and price our policies, and foster a culture of collaboration and excellence that helps us attract and retain experienced industry leaders.
Our strategy is to continue to build on our position in the private MI market, expand our customer base and grow our insured portfolio of high-quality residential loans by focusing on long-term customer relationships, disciplined and proactive risk selection and pricing, fair and transparent claims payment practices, responsive customer service, and financial strength and profitability.
Our common stock trades on the Nasdaq under the symbol "NMIH".
Overview of Residential Mortgage Finance and the Role of the Private MI Industry in the Current Operating Environment
U.S. Residential Mortgage Market
According to statistics published by the U.S. Federal Reserve, the U.S. residential mortgage market is one of the largest in the world, with approximately $13 trillion of mortgage debt outstanding as of December 31, 2023, and includes both primary and secondary components. The primary market consists of lenders originating home loans to borrowers and includes loans made in connection with home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions that buy and sell mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities.
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
We and other private mortgage insurers also compete directly with the government MI companies, who significantly increased their share in the MI market following the 2008 financial crisis. Prior to the financial crisis, private mortgage insurers accounted for the majority of the insured mortgage origination market. During the financial crisis, the government MIs captured an increasing share of the high-LTV MI market as legacy private mortgage insurers came under significant financial stress. According to data reported by Inside Mortgage Finance, in 2007, government MIs accounted for 23% of the total insured mortgage origination market. By 2009, government MI share had peaked at approximately 82% of the total insured mortgage origination market. Government MI share has since declined and is estimated to have been 55% in 2023. Previous rate actions and product introductions continue to impact the government mortgage insurers' market share and by extension the private MI market. Although there continues to be broad policy consensus toward the need for continued and consistent private capital participation in the U.S. housing finance system, it remains difficult to predict whether the combined market share of government MIs will recede to pre-2008 levels. A range of factors influence a lender's decision to choose private over government MI, including, among others, GSE demand, policies and loan delivery pricing, mortgage insurance premium rates and other charges, loan eligibility requirements, cancelability, loan size limits and the relative ease of use of private MI products compared to government MI alternatives.

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
The terms of our primary mortgage insurance coverage are governed by the applicable Master Policy, which we issue to each approved lender with which we do business. The Master Policy sets forth the terms and conditions of our MI coverage, including, among others, loan eligibility requirements, coverage terms, premium payment obligations, exclusions or reductions in coverage, rescission and rescission relief provisions, policy administration requirements, conditions precedent to payment of a claim and loss payment procedures. In March 2020, we introduced our current Master Policy (the 2020 Master Policy), which replaced our previous form (the 2014 Master Policy) for MI applications received on and after March 1, 2020. We implemented the 2020 Master Policy, in part, to provide terms of coverage that conform to the requirements of the GSEs' 2018 revised Amended and Restated Rescission Relief Principles (RRPs). The 2020 Master Policy governs the terms of coverage for NIW associated with applications received on or after March 1, 2020. NIW associated with applications received before March 1, 2020 continues to be covered under the 2014 Master Policy. The 2014 Master Policy and 2020 Master Policy (taken together, the Master Policies) are publicly available on our website.
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
Premium payments for primary MI are the contractual responsibility of our insureds; however, depending on how the loan is structured, the premium payments may be paid by either the lender or the borrower, notwithstanding that the borrower is not a beneficiary under the terms of the policy. Policies with premium payments made by the borrower are referred to as borrower-paid mortgage insurance (BPMI) and those with premium payments made by the lender are referred to as lender-paid mortgage insurance (LPMI). Lenders may structure loans to recover LPMI premiums from borrowers, including through increases in mortgage note rates or higher origination fees.

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
In 2013, NMIC entered into a ten-year pool agreement with Fannie Mae, pursuant to which NMIC initially insured 21,921 loans with initial IIF of $5.2 billion (as of September 1, 2013). The pool agreement with Fannie Mae expired on August 31, 2023. NMIC did not incur any claim expenses or pay any claims during the term of the agreement and has not retained any future risk exposure under the transaction.
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

Customers
Since our inception, we have sought to establish customer relationships with a broad group of mortgage lenders. As of December 31, 2023, we had issued Master Policies with 1,974 customers. We classify our customers into two primary categories, which we refer to as "National Accounts" and "Regional Accounts." We consider National Accounts to be the most significant residential mortgage originators as determined by the combined volume of their own "retail" originations and insured business they acquire from "correspondents," or other smaller mortgage originators. National Account lenders primarily sell their loans to the GSEs or, less frequently, to private label secondary markets. National Account lenders may also retain loans they originate or purchase in their portfolios. Regional Account lenders typically originate loans on a local or regional level. Some Regional Account lenders have origination platforms that span multiple regions; however, their primary lending focus is local. Regional Account lenders sell the majority of their origination volume to National Accounts; however, they may also retain loans in their portfolios or sell portions of their production directly to the GSEs.
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
Customers exceeding 10% of consolidated revenues
No individual customer accounted for greater than 10% of our consolidated revenues in 2023.
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
We employ a team of experienced underwriters who review and evaluate our non-delegated loan submissions. Our underwriters are located remotely, providing us the ability to efficiently service our customers nationwide across different time zones. We also engage third-party underwriting service providers (USPs) who provide us with incremental underwriting capacity. We train and require our USPs to follow the same processes and underwriting guidelines that our own employees follow when rendering insurance decisions.
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
Our business has been subject to seasonality in NIW production. Consistent with the seasonality of home sales, purchase origination volumes typically increase in late spring and peak during the summer months, leading to a rise in NIW volume during the second and third quarters of a given year. Refinancing volume, however, does not follow a set seasonal trend and instead is primarily influenced by mortgage rates. Fluctuations in refinancing volume (driven by changes in prevailing mortgage rates) may serve to mute or magnify the seasonal effect of home purchase patterns on mortgage insurance NIW.
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

In September 2018, the GSEs issued revised RRPs that outline the rescission relief provisions that are generally required to be included in the master policies of GSE-approved mortgage insurers. Under our 2020 Master Policy, which incorporates the revised RRPs, a loan may be eligible for early rescission relief following our satisfactory completion of an independent validation, with no set requirement for a minimum number of timely mortgage payments by the borrower.
Insured loans that do not qualify for early rescission relief may still achieve rescission relief based on a borrower's payment history at the 36th or 60th month, provided that certain conditions outlined in the 2020 Master Policy are satisfied. Under the 2020 Master Policy, if a lender has elected not to pursue independent validation and early rescission relief, a policy is still eligible for rescission relief if the insured loan is current at the 36-month anniversary of the inception of coverage and the borrower has had no more than two 30-day delinquencies and no 60-day or greater delinquencies during such 36-month period. The 2020 Master Policy further provides for rescission relief on or after the 60-month anniversary of the inception of coverage, provided such loan is then current and all payments due on the loan have been made with a borrower's own funds.
Lenders have the ability to select whether or not to pursue early rescission relief and subject their insured loans to our post-close independent validation processes. Non-delegated lenders who pursue independent validation are required to submit additional loan documentation post-close that allows us to independently validate such loans, including a loan's closing disclosures, note, executed mortgage, borrower authorization form and title insurance commitment. Our 2020 Master Policy provides for a "closing document exception," which permits eligible non-delegated lenders to obtain early rescission relief without post-close independent validations of qualifying loans, if the borrower makes the first 12 mortgage payments from their own funds in a timely manner. Loans from non-delegated lenders who do not pursue or submit the documentation necessary for us to complete our independent validation, and are not eligible for a closing document exception, remain eligible for 36 or 60-month rescission relief in accordance with the terms of the applicable Master Policy.
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
We engage USPs to perform the majority of our delegated independent validation work and periodically assist with our non-delegated independent validation work. As with our non-delegated USPs, we review the qualifications of each individual underwriter engaged by our USPs to service our account and provide them with NMI specific systems and guideline training to ensure they have the necessary training to render independent validation decisions consistent with our underwriting guidelines and credit policies.
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
Claims result from foreclosures following uncured defaults, losses on approved pre-foreclosure short sales (short sales) or borrowers surrendering their property deeds to their lenders in lieu of foreclosure (deeds-in-lieu). A range of factors impact the frequency and severity of claims, including the macroeconomic environment, local housing prices, loan and borrower level risk profiles and the size and coverage level of a loan. If a default is not cured and we receive a claim, we refund any unearned premium collected between the date of default and the date of the claim payment.
Our claim exposure includes, subject to certain limitations, the covered portion of unpaid loan principal, delinquent interest (subject to a three-year limit) and certain expenses incurred in connection with the default and subsequent foreclosure or sale of the property securing the insured loan.
Under the terms of our Master Policies, our insureds are generally required to file claims within 60 days of the transfer of the title to a property securing an insured loan (typically through foreclosure). In the years following the 2008 financial crisis, foreclosure timelines and the average time from initial default by a borrower to MI claim submission extended due to legislation and GSE programs requiring mortgage servicers to mitigate losses by offering forbearance and loan modifications prior to pursuing foreclosure on delinquent loans. Such timelines were further extended in connection with legislation and GSE action following the onset of the COVID-19 pandemic to aid distressed borrowers.
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
Excess-of-Loss Reinsurance
Insurance-Linked Notes
NMIC is party to reinsurance agreements with Oaktown Re III Ltd., Oaktown Re V Ltd., Oaktown Re VI Ltd., and Oaktown Re VII Ltd. (special purpose reinsurance entities collectively referred to as the Oaktown Re Vehicles) effective July 30, 2019, October 29, 2020, April 27, 2021, and October 26, 2021, respectively. Each agreement provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the respective Oaktown Re Vehicle then provides second layer loss protection up to a defined reinsurance coverage amount. NMIC then retains losses in excess of the respective reinsurance coverage amounts.

Under the terms of each excess-of-loss reinsurance agreement, the Oaktown Re Vehicles are required to fully collateralize their outstanding reinsurance coverage amount to NMIC with funds deposited into segregated reinsurance trusts. Such trust funds are required to be invested in short-term U.S. Treasury money market funds at all times. Each Oaktown Re Vehicle financed its respective collateral requirement through the issuance of mortgage insurance-linked notes to unaffiliated investors. Such insurance-linked notes mature ten years (in the case of the notes issued by Oaktown Re III Ltd. and Oaktown Re V Ltd.) and 12.5 years (in the case of the notes issued by Oaktown Re VI Ltd. and Oaktown Re VII Ltd.) from the inception date of their associated reinsurance agreement. We refer to NMIC's reinsurance agreements with and the insurance-linked note issuances by Oaktown Re Vehicles individually as the 2019 ILN Transaction, 2020-2 ILN Transaction, 2021-1 ILN Transaction and 2021-2 ILN Transaction, and collectively as the ILN Transactions.
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease (over a ten-year period in the case of Oaktown Re III Ltd. and Oaktown Re V Ltd. and 12.5-year period in the case of Oaktown Re VI Ltd. and Oaktown Re

VII Ltd.) as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled. As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction noteholders as amortization of the outstanding insurance-linked note principal balances. The outstanding reinsurance coverage amounts stop amortizing, and the distribution of collateral assets to ILN Transaction noteholders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event). At December 31, 2023, the 2019 ILN Transaction was deemed to be in Lock-Out due to the default experience of its underlying pool.
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
Effective July 25, 2023, NMIC exercised its optional call to terminate and commute its previously outstanding excess of loss reinsurance agreement with Oaktown Re II Ltd. In connection with the termination and commutation of the agreement, the insurance-linked notes issued by Oaktown Re II Ltd. were redeemed in full with a distribution of remaining collateral assets.
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding ILN Transaction. Current amounts are presented as of December 31, 2023.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2019 ILN Transaction	July 30, 2019	6/1/2018 – 6/30/2019	$326,905	$159,476	$123,424	$121,751
2020-2 ILN Transaction	October 29, 2020	4/1/2020 – 9/30/2020 (2)	242,351	55,792	121,777	121,177
2021-1 ILN Transaction	April 27, 2021	10/1/2020 – 3/31/2021 (3)	367,238	217,630	163,708	163,394
2021-2 ILN Transaction	October 26, 2021	4/1/2021 – 9/30/2021 (4)	363,596	310,567	146,229	145,858
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

Traditional Reinsurance
NMIC is party to five excess-of-loss reinsurance agreements with broad panels of third-party reinsurers – the 2022-1 XOL Transaction, effective April 1, 2022, the 2022-2 XOL Transaction, effective July 1, 2022, the 2022-3 XOL Transaction, effective October 1, 2022, the 2023-1 XOL Transaction, effective January 1, 2023, and the 2023-2 XOL Transaction, effective July 1, 2023 – which we refer to collectively as the XOL Transactions. Each XOL Transaction provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the reinsurers then provide second layer loss protection up to a defined reinsurance coverage amount. The reinsurance coverage amount of each XOL Transaction is set to approximate the PMIERs minimum required assets of its reference pool and decreases from its peak over a ten-year period in the event the PMIERs minimum required assets of the pool declines. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
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

Each of the third-party reinsurance providers that is party to the XOL Transactions has an insurer financial strength rating of A- or better by S&P Global Ratings (S&P), A.M. Best Company Inc. (A.M. Best) or both.

The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding XOL Transaction. Current amounts are presented as of December 31, 2023.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2022-1 XOL Transaction	April 1, 2022	10/1/2021 - 3/31/2022 (2)	$289,741	$253,252	$133,366	$133,123
2022-2 XOL Transaction	July 1, 2022	4/1/2022 - 6/30/2022 (3)	154,306	152,347	78,906	78,736
2022-3 XOL Transaction	October 1, 2022	7/1/2022 - 9/30/2022	96,779	96,197	106,265	106,265
2023-1 XOL Transaction	January 1, 2023	10/1/2022 - 6/30/2023	89,864	88,351	146,513	146,348
2023-2 XOL Transaction (4)	July 1, 2023	7/1/2023 - 12/31/2023	71,602	71,602	113,372	113,372
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
(4)    The 2023-2 XOL Transaction provides coverage for production generated between July 1, 2023 and December 31, 2023. The current reinsurance coverage and current first layer retained loss will decrease in future periods to the extent the PMIERs minimum required assets of the covered pool declines.
Effective January 1, 2024, NMIC entered into a reinsurance agreement with a broad panel of highly rated reinsurers that provides for up to $162.5 million of aggregate excess-of-loss reinsurance coverage for delinquencies that emerge on mortgage insurance policies written between January 1, 2024 and December 31, 2024 (the 2024 XOL Transaction). For the reinsurance coverage period, NMIC will retain a first layer of aggregate losses on covered policies and the reinsurers then provide second layer loss protection up to $162.5 million. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
Quota Share Reinsurance
NMIC is party to seven quota share reinsurance treaties – the 2016 QSR Transaction, effective September 1, 2016, the 2018 QSR Transaction, effective January 1, 2018, the 2020 QSR Transaction, effective April 1, 2020 (and amended effective January 1, 2024), the 2021 QSR Transaction, effective January 1, 2021, the 2022 QSR Transaction, effective October 1, 2021, the 2022 Seasoned QSR Transaction, effective July 1, 2022 and the 2023 QSR Transaction, effective January 1, 2023 – which we refer to collectively as the QSR Transactions.
Under the terms of the 2016 QSR Transaction, NMIC cedes premiums written related to 25% of the risk on eligible primary policies written for all periods through December 31, 2017, in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims. NMIC previously ceded 100% of the risk under its pool agreement with Fannie Mae; however, such agreement expired on August 31, 2023 and NMIC no longer cedes pool risk under the 2016 QSR Transaction.
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
Effective December 31, 2023, NMIC elected to selectively terminate its engagement with certain reinsurers under the 2020 QSR Transaction and concurrently entered into an amended agreement effective January 1, 2024 (the Amended 2020 QSR Transaction) with the remaining reinsurance participants. Under the Amended 2020 QSR Transaction, NMIC retains consistent coverage with that provided under the original 2020 QSR Transaction and continues to cede premiums earned related to 21% of the risk on eligible policies written from April 1, 2020 to December 31, 2020, in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 36% ceding commission, and a profit commission of up to 50% that varies directly and inversely with ceded claims.
Effective January 1, 2024, NMIC entered into a quota share reinsurance treaty with a broad panel of highly rated reinsurers that will provide coverage for mortgage insurance policies to be written between January 1, 2024 and December 31, 2024 (the 2024 QSR Transaction). Under the terms of the agreement, NMIC will cede premiums earned related to 20% of the risk on eligible policies in exchange for reimbursement of ceded claims and claim expenses on covered policies, a ceding commission equal to 20% and profit commission of up to 56% that varies directly and inversely with ceded claims.
For further discussion of the effect of reinsurance on our business, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Factors Affecting Our Results - Effect of Reinsurance on Our Results.”
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
We utilize and develop technology that enhances our current operating capabilities and supports future growth, while allowing us to realize current efficiencies. Effective March 31, 2020, we entered into an agreement with Tata Consultancy Services (TCS), under which TCS provides IT services over a seven-year period across such functions as application development and support, infrastructure support and information security. Our engagement with TCS has enhanced our ability to provide innovative IT solutions for our internal and external constituents, while allowing us to realize cost efficiencies by leveraging TCS's global platform. In connection with the agreement, a majority of our IT employees at that time transitioned to TCS.
Investment Portfolio
Our primary objectives with respect to our investment portfolio are to preserve capital and generate investment income, while maintaining sufficient liquidity to cover our operating needs. We aim to achieve diversification as to type, quality, maturity, industry and issuer. At December 31, 2023, our investment portfolio was comprised of investment grade fixed maturity securities, including U.S. Treasury securities and obligations of U.S. government agencies, municipal debt securities, corporate debt securities, and asset-backed securities. We also held short-term investments, such as U.S. Treasury Bills and commercial paper.
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

Human Capital Management
As of December 31, 2023, we had 238 full-time and part-time employees, and engaged third-party vendors to provide additional IT, underwriting and other support services.

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
We value diversity as a company and believe that diverse perspectives promote innovation and are crucial to the long-term success of our business. We are committed to supporting diversity, equity and inclusion in our workplace, and have aimed to create an environment that welcomes and supports differences and encourages input and ideas from all. As of December 31, 2023, 75% of our employee population identified as members of a diverse group, including 56% as women and 33% as racial/ethnic minorities. In 2023, we continued to focus on taking action to: (i) enhance cultural awareness throughout the organization by creating substantive learning opportunities for all employees; (ii) broaden our leadership pipeline by creating and supporting programs and policies that foster leadership development; (iii) seek and support diverse backgrounds on our Board of Directors and amongst our management team; (iv) address potential bias during our hiring, evaluation and promotion processes; (v) support an inclusive corporate culture; and (vi) engage in initiatives that foster economic mobility, community development and financial education. We require our third-party recruiting firms to seek and source diverse candidates and have established an employee inclusion committee to further diversity, equity and inclusion initiatives across our company. Committee members reflect a cross-functional and diverse employee mix by gender, ethnicity, race, age and tenure, and work to address diversity topics in areas such as employee and leadership composition, employee education and cultural community outreach.
In 2023, we were recognized as a Great Place to Work® for the eighth consecutive year. Great Place to Work® is a global authority on workplace culture, employee experience and leadership, and partners with FORTUNE magazine to produce the annual FORTUNE "100 Best Companies to Work For” list.
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

Under the PMIERs, approved insurers must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an approved insurer's RIF, assessed on a loan-by-loan basis and considered against certain risk-based factors derived from tables set out in the PMIERs to gross RIF, which is then adjusted on an aggregate basis for reinsurance transactions approved by the GSEs, such as with respect to our ILN Transactions, QSR Transactions and XOL Transactions. The risk-based required asset amount for performing, primary insurance is subject to a floor of 5.6% of performing primary adjusted RIF, and the risk-based required asset amount for pool insurance considers both factors in the PMIERs tables and the net remaining stop loss for each pool insurance policy. The PMIERs include a comprehensive reinsurance counter-party grading framework, which includes a modest haircut (based on the credit rating of the reinsurer) to the capital credit available to an approved insurer for any un-collateralized reinsurance coverage.
By April 15th of each year, NMIC must certify that it met all PMIERs requirements as of December 31st of the prior year. We certified to the GSEs by April 15, 2023 that NMIC was in full compliance with the PMIERs as of December 31, 2022. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of a failure to meet one or more PMIERs requirements. We continuously monitor NMIC's compliance with the PMIERs.
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
•producer licensing;
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

Wisconsin has adopted the NAIC’s amendments to the model holding company act that implement the filing requirement for the group capital calculation (GCC). The GCC uses a risk-based capital aggregation methodology for all entities in an insurance holding company system. It is a tool that provides insurance regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all companies regardless of their structure. Under Wisconsin law, the ultimate controlling person of our insurance subsidiaries must file the GCC with the Wisconsin OCI.

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
State insurance regulators also have the authority to make changes to current regulations governing mortgage insurance, including, among other things, capital requirements, underwriting standards, claims practices and market conduct regulation. The NAIC formed a working group within its Financial Condition (E) Committee, the Mortgage Guaranty Insurance Working Group, to discuss, develop and recommend changes to the solvency and market practices regulation of mortgage insurers, including changes to the Mortgage Guaranty Insurance Model Act #630 (Model Act). These efforts culminated in amendments to the Model Act, which were adopted by the NAIC Financial Condition and Executive Committees in 2023. It is expected that states, including Wisconsin, will consider adoption of the revised Model Act.

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

At the direction of the FHFA, the GSEs have expanded their credit and mortgage risk transfer programs with no public notice or opportunity to comment. These programs have included the use of structured finance vehicles, obtaining insurance from non-mortgage insurers, including off-shore reinsurance, engaging in credit-linked note transactions in the capital markets, or using other forms of debt issuances or securitizations that transfer credit risk directly to other investors. In particular, in 2018, each GSE began piloting a new credit risk transfer program under which the GSE purchases high-LTV loans (i.e., LTVs above 80%) without MI and subsequently places mortgage insurance with a captive insurer controlled by one of our competitors, which captive in turn cedes 100% of the risk to a panel of offshore reinsurers. In 2018, Freddie Mac launched the IMAGIN program and Fannie Mae launched the Enterprise-Paid Mortgage Insurance or EPMI program, both of which were suspended in 2021, but could be relaunched in their prior form or in a modified form in the future Any success of the relaunched or similar programs in the future or even the perception that some of these risk-sharing structures have beneficial features in comparison to private MI (e.g., lower costs, reduced counter-party risk due to collateral requirements or more diversified insurance exposures) may create increased competition for private MI on loans traditionally sold to the GSEs with private MI.
On October 19, 2020, the FHFA announced that it was seeking comments on a notice of proposed rulemaking that requires the GSEs to provide advance notice to the FHFA of new activities and obtain prior approval before launching new products. Additionally, the proposed rule establishes revised criteria for determining whether new activity requires notice to the FHFA and for determining if that activity is a new product that merits public notice and comment. The proposed rule's requirements would also outline the process for the FHFA's review of any new activity and the timelines for approving a new product, including issuing a public notice and requesting public comment about a new product. The new enterprise products and activities final rule was announced on December 20, 2022 and was effective on April 28, 2023. The final rule retains the key concepts from the proposed rule but, among other changes, provided certain additional clarifications and requires FHFA to report on determinations made on new activity and new product submissions.
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
FHA Reform
We compete with the single-family MI programs of the FHA, which is part of the U.S. Department of Housing and Urban Development (HUD). During the financial crisis, the FHA captured an increasing share of the high-LTV MI market as incumbent private MIs came under significant financial stress. Previous FHA rate actions and product introductions continue to impact its market share and, by extension, the private MI market. On February 22, 2023, FHA announced a rate reduction to the annual mortgage insurance premiums charged to homebuyers who obtain an FHA-insured mortgage.
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
Ability-to-Repay and Qualified Mortgage Rules
The CFPB issued final regulations, effective in 2014 and subsequently revised, requiring a residential mortgage loan originator to make a good faith determination, at the time a loan is originated, that the consumer has a reasonable ability to repay the loan (ATR). The ATR rule does not provide comprehensive underwriting standards but does set forth certain factors that a creditor must consider. The Dodd-Frank Act provides for a statutory presumption that a borrower will have the ability to repay a loan if the loan has the characteristics of a qualified mortgage (QM) as defined in the CFPB’s regulations, which has defined several types of QMs. The CFPB’s definition of a “General QM” places limits on points and fees, prohibits or restricts certain mortgage features, and generally limits a QM’s annual percentage rate to 2.25 percentage points above the average prime offer rate for comparable loans. If a General QM is a higher-priced loan, as defined by the CFPB, it obtains a rebuttable presumption of ATR compliance for that loan. If a General QM is not a higher-priced loan, it obtains a conclusive presumption of ATR compliance for that loan.

The Dodd-Frank Act also gave statutory authority to HUD, the VA, and the USDA to develop their own definitions of QM. The ATR rule does not affect the QM definitions adopted by these agencies. To the extent lenders find that these agencies' definitions of QM are more favorable to certain segments of their borrowers, they may choose government MI products over private MI products. We, along with other industry participants, have observed that the significant majority of covered loans made after the effective date of the CFPB's ATR rule have been QMs. We expect that most lenders will continue to be reluctant to make loans that do not qualify as QMs because, absent full compliance with the ATR rule, such loans will not be entitled to a "safe-harbor" presumption of compliance with the ability-to-pay requirements.

Basel Rules
The Basel Committee on Banking Supervision (Basel Committee), which consists of a group of central banks and banking regulators including the United States, developed the Basel Capital Accord in 1988 to set out international benchmarks for assessing banks' capital adequacy requirements. The capital adequacy requirements, among other factors, govern the capital treatment of MI purchased and held on balance sheet by domestic and international banks in respect of their residential mortgage loan origination and securitization activities. In July 2013, U.S. banking regulators promulgated regulations to implement significant elements of the Basel framework, which we refer to as Basel III.
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
The Basel Committee previously proposed rules that would further reduce the benefit of private MI by not taking into consideration any credit enhancement, including private MI; however, those revisions were not implemented, retaining the treatment of mortgage insurance. On September 9, 2022, the U.S. banking regulators announced their intent to revise U.S. regulatory capital requirements to align them with Basel IV. On July 27, 2023, the U.S. banking regulators jointly issued a proposed rule that would revise large bank capital requirements. On September 18, 2023, the U.S. banking regulators announced this proposed rule would increase risk-based capital requirements for banks with total assets of $100 billion or more. This proposal increases the risk weights for LTVs that are above 80% and eliminates the current capital relief credit that is given to these loans if they are covered by mortgage insurance. Accordingly, as proposed, the revised standards would mean mortgage insurance would not lower the LTV ratio of residential loans for capital purposes for these large banks, and therefore may decrease their demand for mortgage insurance. These large banks may also retreat from high LTV lending if the proposal, as drafted, is passed. However, we do not have clarity on when we can expect the final proposal or how much time will be provided for banking organizations to implement the final rule once it has been issued.
We believe the existing U.S. implementation of the Basel IV capital framework supports continued use of private MI by portfolio lenders as a risk and capital management tool; however, with the ongoing implementation of Basel IV and the continued evolution of the Basel framework, it is difficult to predict the extent of the impact, if any, on the MI industry and the ultimate form of any potential future modifications to the regulations by federal banking regulators. If the Basel Committee revises the Basel IV framework to reduce or eliminate the capital benefit banks receive from insuring low down payment loans with private MI, our current and future business may be adversely affected.
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
Mortgage Insurance Tax Deduction
In 2006, Congress enacted a private mortgage insurance tax deduction on a temporary basis through the end of 2011. Upon expiration in 2011, Congress temporarily extended the deduction for each tax year from 2012 through 2021. Congress has not extended the deduction to the 2022 and 2023 tax years. Elimination of the private mortgage insurance tax deduction could have the effect of reducing demand for private MI products. Congress has periodically considered proposed legislation that would make the private mortgage insurance tax deduction permanent, but to date has not enacted any such legislation. Under the Tax Cuts and Jobs Act (TCJA) enacted in December 2017, Congress increased the standard deduction for individuals and maintained the tax deductibility of second mortgages. The combination of maintaining the deduction for second mortgages and not extending deductibility for private MI could have the effect of reducing demand for private MI products.
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

Item 1A. Risk Factors
You should carefully consider the following risk factors, as well as all other information contained in this report, including our consolidated financial statements and the related notes thereto, before deciding to invest in our common stock. The occurrence of any of the following risks could materially and adversely affect our business, prospects, financial condition, operating results and cash flow. In such case, the trading price of our common stock could decline and you could lose some or all of your investment.
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
•Changes in inflation, interest rates and mortgage interest rates may have adverse impact on our business, future revenue and financial condition.
•We outsource the underwriting of our mortgage insurance on certain loans to third-party underwriting service providers (USPs). If these USPs fail to adequately perform their underwriting services or place our coverage on loans we would deem ineligible, we could experience increased claims on loans underwritten by them, and our customer relationships could be negatively impacted.
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
Risk Related to Regulation of the Mortgage Insurance Industry
•There can be no assurance that the GSEs will continue to treat us as an approved insurer in the future, and changes to, or our failure to maintain compliance with, the GSEs' PMIERs, could adversely impact our business, financial condition and operating results.
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
•The implementation of the Basel rules may discourage the use of mortgage insurance.
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
We cannot be certain that any loss of business from one or more of our lender customers would be offset or replaced by other new or existing lender customers. Some lenders may decide to write business only with certain mortgage insurers based on their views with respect to an insurer's pricing, price delivery system, service levels, underwriting guidelines, servicing and loss mitigation practices, financial strength or other factors. Our customers may choose to diversify the mortgage insurers with which they do business, which could negatively affect our level of NIW and our market share. In addition, our Master Policies do not require our customers to do business with us. Loss of business from significant customers, if not offset or replaced by additional business from other customers, could have an adverse effect on the amount of new business we are able to write and, consequently, our financial condition and operating results.
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
•the health of the real estate industry and the national economy and conditions in regional and local economies, which may be impacted by inflation and the related Federal Reserve measures, which may cause potential economic downturn;
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
The frequency and severity of claims we incur is uncertain and depends largely on general economic conditions, including unemployment rate, interest rates, inflation and the effect of the Federal Reserve's action to control inflation (which could lead to potential economic downturn), and trends in home prices. These risks may also be impacted by developments relating to the COVID-19 virus in the future. To the extent that certain risks are unforeseen, or if we have underestimated the frequency and/or severity of loss of certain risks, our underwriting and credit risk management policies and practices may not be sufficient to mitigate the effects of these risks. If these policies and practices do not correctly anticipate risk or the potential for loss, we may underwrite business for which we have not charged premium commensurate with the risk, which could result in material adverse effects on our business, financial condition and operating results.
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
As inflation has lowered housing affordability, the use of adjustable-rate mortgages (ARMs) and interest rate buydown transactions have become more common. Interest rate buydown happens when the builder or seller, to increase the chances of selling a home, contributes funds that subsidizes the buyer's mortgage loan interest rate during a certain period of time, resulting in a lower monthly payment on the mortgage for the buyer. However, once the buydown rate ends, the buyer’s monthly payment increases. Increasing interest rates typically also lead to higher monthly payments for borrowers with existing ARMs and could materially impact the cost and availability of refinance options for borrowers. A decline in home values typically makes it more difficult for borrowers to sell or refinance their homes, generally increasing the likelihood of a default followed by a claim when borrowers are impacted by events that reduce their incomes or increase their expenses. In addition, home price depreciation may also decrease the willingness of borrowers with sufficient resources to make mortgage payments when their mortgage balances exceed the values of their homes. Declines in home values typically increase the severity of any claims we may pay. Home values may decline even absent deterioration in economic conditions due to declines in demand for homes, which may result from changes in buyers' perceptions of the potential for future home price appreciation, rising interest rates or availability of mortgage credit. The ending of any widely embraced forbearance programs may also increase the realization of losses related to borrower defaults. If our default and loss projections are materially inaccurate, our actual losses could materially exceed our expectations and adversely affect our financial condition and operating results.
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
A lower level of persistency could reduce our future revenues from our monthly-paid premium products, which constituted about 90% of our primary IIF at year-end 2023. Higher than expected persistency rates could negatively impact our future profitability on monthly premium policies if market and economic conditions change significantly from those we expected when we established the premium rates. In addition, a higher than expected persistency rate will decrease the profitability from single premium policies if they remain in force longer than was estimated when the policies were written.
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
Mortgage interest rates tend to follow the 10-year Treasury yield, which rises and falls based on expectations for the benchmark rate set by the Federal Reserve. In the years leading up to 2022, mortgage interest rates had been at historical lows, primarily as a result of monetary policy by the Federal Reserve which kept the federal funds rate at historical lows. Starting in 2022, in an attempt to curb rising inflation, the Federal Reserve repeatedly and rapidly increased the federal funds rate which, in

July 2023, hit its highest levels in 22 years, and led to rising interest rates and mortgage interest rates in 2022 and 2023. As a result of the higher mortgage interest rates in 2022 and 2023, we observed lower refinancing activities in the mortgage market compared to what we had observed in recent years prior to 2022, and therefore decreased turnover in our IIF.

However, if in the future inflation lowers and the Federal Reserve subsequently loosens its monetary policy, mortgage interest rates would likely decline. As in the years leading up to 2022, if we experience a lower interest rate environment in the future, we expect that to drive higher levels of refinancing in the mortgage market, including with respect to loans we insure which may have interest rates (i.e., such as those written in 2022 and 2023 in a higher interest rate environment) that are higher than the future prevailing rates. A lower interest environment could subsequently lead to an increased turnover in our IIF, which could negatively impact our future revenues. We are unsure, however, what the ultimate impact on our revenues will be as insured mortgages are refinanced, because the number of policies we write for replacement mortgages may be more or less than the terminated policies associated with the refinanced mortgages and could be written at lower premium rates. In addition, the GSEs and other mortgage investors who hold the mortgages on which we write mortgage insurance largely control the decision on whether to maintain mortgage insurance. If the GSEs and other mortgage investors change their view on the timing of cancellation of mortgage insurance due to house price appreciation, policy goals, other risk appetite decisions or otherwise, we could experience increased and unexpected turnover in our IIF, which could negatively impact our future revenues.

Changes in inflation, interest rates and mortgage interest rates may have an adverse impact on our business, future revenue and financial condition.
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

In an attempt to curb rising inflation, the Federal Reserve repeatedly and rapidly increased the federal funds rate in 2022 and 2023 which led to rising interest rates and mortgage interest rates, before announcing a pause in September 2023. Higher interest rates and mortgage rates may have an adverse impact on the refinancing origination market and purchase origination market. Higher rates have an adverse impact on the refinancing origination market because higher mortgage interest rates lower the opportunity to refinance an existing loan at a lower mortgage interest rate. Higher rates also have an adverse impact on the purchase origination market because higher mortgage interest rates lower housing and mortgage affordability, and thus consumers' demand for homes. Affordability issues and increases in mortgage rates may also put downward pressure on home prices as buyers' demand for homes decreases. Falling housing demand may result in fewer mortgage originations and a lower price per transaction, reducing the overall size of the MI market. Falling home prices may also result in an increase in our default losses as borrowers' equity in their homes declines and thus decreases our future revenues and returns.

In addition, if the Federal Reserve decides to resume its interest rate hikes in the future, there can be no guarantee it will raise rates at a gradual pace, nor can there be any assurance that markets will not adversely react to rate increases and that the rate hikes would not trigger an economic downturn. Downturns in the domestic economy may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns. Therefore, the ultimate impact that higher inflation rates will have on the mortgage origination and mortgage insurance markets, and our loan delinquencies, is unknown, and changes in inflation, interest rates and mortgage interest rates may have an adverse impact on our business, future revenue and financial condition.
We outsource the underwriting of our mortgage insurance on certain loans to third-party underwriting service providers (USPs). If these USPs fail to adequately perform their underwriting services or place our coverage on loans we would deem ineligible, we could experience increased claims on loans underwritten by them, and our customer relationships could be negatively impacted.
If our USPs fail to adequately perform their underwriting services, such as mishandling of customer inquiries or an inability to underwrite a sufficient volume of applications per day, we may lose opportunities to place mortgage insurance coverage on particular loans. Our reputation may also suffer and customers may choose not to do business with us. In addition, if our USPs place our MI coverage on loans that are ineligible for coverage under our underwriting guidelines, our risk of claims will be increased on those loans or the premiums we charge may be inadequate for the corresponding risk. We do not have the right under our Master Policies to cancel coverage of an ineligible loan as a result of a USP making an incorrect decision. Further, other than being able to terminate our contracts with these USPs, we generally do not have express loan-level monetary contractual remedies against these USPs if we are obligated to pay claims on ineligible loans that they improperly agreed to insure on our behalf. If these USPs fail to perform their services as expected, we could experience increased claims on loans underwritten by them, and our customer relationships could be negatively impacted, which would have an adverse impact on our business, financial condition and operating results.
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
The actual claims we incur as our portfolio matures are difficult to predict and depend on the specific characteristics of our current in-force book (including the credit score and DTI ratio of the borrower, the LTV ratio of the mortgage and geographic concentrations, among others), as well as the risk profile of new business we write in the future. In addition, our claims experience is affected by macroeconomic factors such as housing prices, inflation, interest rates, mortgage rates, unemployment rates and other events, such as natural disasters or global pandemics, and any federal, state or local governmental response thereto. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Insurance Claims and Claim Expenses." Incurred losses and claims may exceed our expectations in the event of general economic weakness or decreases in housing values. An increase in the number or size of claims, compared to what we anticipate, could adversely affect our operating results and financial condition.
Our business depends, in part, on effective and reliable loan servicing.
We depend on reliable, consistent third-party servicing of the loans that we insure. Among other things, our Master Policies require our insureds and their servicers to timely submit premium and IIF and default reports, use commercially reasonable efforts to limit and mitigate loss when a loan is in default, and if loss mitigation efforts are unsuccessful, to pursue foreclosure of the underlying property in accordance with required timelines and practices, which are generally set by the GSEs. Servicers are required to comply with a multitude of legal, regulatory and GSE requirements, procedures and standards for servicing residential mortgage loans. If servicers of our insured loans fail to adhere to applicable requirements, procedures and standards, our losses may unexpectedly increase.
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
The COVID-19 virus has had and may continue to have negative impacts on the economy and on the financial, equity and credit markets, both globally and within the U.S. The rise of new variants (including those with greater transmissibility and/or mortality rates), may continue to pose a global risk and affect communities across the U.S. During the pandemic, there were a number of governmental and GSE efforts to implement programs designed to assist individuals and businesses impacted by the COVID-19 virus, among them the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). These programs provided financial assistance for businesses and individuals, and targeted regulatory relief for financial institutions. Among other things, the CARES Act previously suspended foreclosures and evictions. The GSEs, the primary purchasers of mortgages we insure, also adopted certain measures during the pandemic to assist borrowers impacted by COVID-19, including providing a forbearance plan to certain borrowers. Since the COVID-related forbearance programs have since ended, there can be no assurance that borrowers will be able to remain current on their mortgages, and a significant percentage could remain in default and result in mortgage insurance claims. The extent to which the COVID-19 virus and future variants may materially impact our future financial results, business, liquidity and/or financial condition is uncertain and cannot be predicted.
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
We insure mortgages for homes in areas that have been impacted by natural disasters, including from hurricanes and wildfires. Following such natural disasters, we and other MIs typically experience an increase in defaults on insured mortgages secured by homes in the impacted areas that negatively impact our incurred losses. Our ultimate claims exposure when we experience these events depends on the number of loans in default, proximate cause of each default and cure rate of the default population. Cure rates on loan defaults following natural disasters are influenced by the adequacy of homeowners and other hazard insurance carried on a related property, GSE-sponsored forbearance and other assistance programs, and a borrower's access to aid from government entities and private organizations, in addition to other factors which generally impact cure rates in unaffected areas. We have observed that loans in default in disaster zones typically cure at a higher rate than non-disaster related loans in default. As such, we historically have established lower reserves for these type of defaults than we otherwise do for similarly situated loans in default in non-disaster zones. Due to the inherent uncertainty and significant judgment involved in our assumptions, our loss estimates may turn out to be materially inaccurate, and we can provide no assurance that actual claims paid by us, if any, on defaulted loans in disaster zones will not be substantially different than the reserves we establish for such claims.
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

Since 2020, the FHFA has been increasingly vocal about climate and natural disasters and their impact on the GSEs and the Federal Home Loan Banks (together, the regulated entities) and the national housing market, and has designated climate change as a priority concern and instructed the GSEs to actively consider its effects in their decision making. In January 2021, the FHFA issued a Request for Input (RFI) regarding Climate and Natural Disaster Risk Management on the regulated entities and hosted a public listening session. The RFI asked for information on data, FHFA’s supervisory and regulatory responsibilities, financial disclosures, affordability, and fairness and equity. In December 2021, the FHFA's current director (and then acting director) Sandra Thompson issued a statement that instructed FHFA's regulated entities to designate climate change as a priority concern and actively consider its effects in their decision making. To that end, the FHFA announced a new Conservatorship Scorecard which would hold the GSEs accountable for ensuring resiliency to climate risks, and also enhanced its monitoring and supervision of climate change issues. The FHFA has also established eight agency-wide internal working groups and a steering committee to assess the progress of the regulated entities in managing climate risk. The goals of the working groups and steering committee are to better understand the impact of climate risk on the housing and mortgage markets. It is possible that efforts to manage climate risk by the FHFA, GSEs (including through GSE guideline or mortgage insurance policy changes) or others could materially impact the volume and characteristics of our NIW (including its policy terms), home prices in certain areas and defaults by borrowers in certain areas, as well as increase the costs to us of providing mortgage insurance in certain areas, and therefore may impact our business and operations.
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
We use third-party reinsurance, including the ILN Transactions, QSR Transactions, and XOL Transactions, to actively manage our risk, ensure compliance with PMIERs, state regulatory and other applicable capital requirements and support the growth of our business. There is a risk that these transactions will not continue to provide the benefits we expected when we entered into them, including as a result of our counter-parties under the QSR Transactions and XOL Transactions (which are not fully collateralized like the ILN Transactions) not performing their obligations, the GSEs or the Wisconsin OCI not continuing to give us full capital credit as anticipated for the duration of the contracts, or if one or more reinsurers under any of the QSR Transactions or XOL Transactions experiences a downgrade or other adverse business event. Any of these events could have negative impacts on the credit for the risk transferred under the reinsurance agreements and, in turn, on our capital needs, PMIERs position and growth potential.
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
If any reinsurer under the QSR Transactions or XOL Transactions experiences a ratings downgrade, the related reinsurance agreements obligate any such reinsurer, consistent with PMIERs requirements, to increase collateral in the related trust account. If the reinsurer breaches its collateral obligations, and fails to cure after notice, we may terminate the agreement with respect to such reinsurer. The QSR Transactions and XOL Transactions generally also give us the right to terminate the agreements in certain other circumstances, including, among other reasons, if a reinsurer becomes insolvent, has its license revoked or reinsures its entire liability under the relevant QSR Transaction or XOL Transaction with another entity. If we experience an early termination, we would be required to re-assume the risk ceded to the breaching reinsurer, and the PMIERs and statutory capital credit we received when we entered into the agreement would be reversed. Depending on the timing and severity, such an event could have a material adverse effect on our financial condition, growth potential and future capital needs.
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
Our mortgage insurance business has been quickly growing since 2013. Our future operating results depend to a large extent on our ability to successfully manage the continued growth of our business and the demands such growth places on our operations personnel and senior management team. The unexpected loss of key management and other personnel, or the inability to recruit, develop and retain qualified management talent in the future, could have an adverse effect on our business, financial condition or operating results. If we are unable to manage future expansion in our operations, we may experience compliance and operational problems, be required to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could have an adverse effect on our business, financial condition or operating results.
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
Our IT systems process, transmit, store and protect large amounts of personal information of borrowers whose mortgages we insure, in addition to the confidential, proprietary, financial and other information that are critical to our business. See Item 1C, "Cybersecurity." Our IT systems and networks, including those functions that we may outsource, are vulnerable to unauthorized access, interruptions or failures due to events that are often beyond our control, including cyber-attacks, natural disasters, theft, terrorist attacks and general technology failures. We may, from time to time, upgrade certain of our information systems, and transform and automate certain of our business processes. We also have outsourced certain technology and business functions to third parties, and may continue to do so in the future. If we fail to timely and successfully implement and integrate new technology systems or if the systems and/or transformed and automated business processes do not operate as expected, this may expose us to increased risk related to data and information security and unexpected service disruptions, which could result in monetary and reputational damage or harm to our competitive position. Our remote and hybrid working arrangements may also increase the risk of cyber-security attacks or data security incidents. In particular, in the current remote and hybrid working arrangements environment, our employees and vendors rely on the use of portable computers and mobile devices, which can be stolen, lost or misused, making information accessible through such devices more vulnerable to unauthorized access, including by employee malfeasance.

We have adopted information security procedures and controls to safeguard our systems and the information that we process, transmit and store, including multi-factor authentication and a new biometrics solution to authenticate employee login. Despite these efforts, we may not be able to anticipate or implement effective preventive measures against all cyber threats, or detect and contain a breach in a timely manner, including because employees or contractors may not follow the controls we have implemented, the invasive techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources and methods. Our remote or hybrid working arrangements may exacerbate these risks. Our employees, contractors, customers or other users of our systems are from time-to-time subject to fraudulent inducements by parties attempting to gain access to our data or that of our customers. Although we seek to have appropriate information security policies and systems in place, there is no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. Any compromise of the security of our IT systems may result in loss of personally identifiable information, financial losses, loss of customers and the inability to transact business; could be costly and time-consuming to address and resolve; could expose us to liability for further compromise, damages, harm our reputation; and may subject us to regulatory scrutiny and/or expose us to civil litigation or regulatory action. If any of these were to occur, our business, financial condition and operating results could be materially adversely affected. Further, the technology errors and omissions, and insurance coverage we maintain may be unavailable or inadequate to fully cover claims and/or costs associated with incidents that may occur in the future.

Adverse investment performance may affect our financial results and ability to conduct business.
Income from our investment portfolio provides a growing source of revenue and cash flow to support our operations and claim payments. If we improperly structure our investments to meet those future liabilities or have unexpected losses in our portfolio, including losses resulting from impairments or the forced liquidation of investments before their maturity, we may be unable to meet those obligations. NMIC's investments and investment policies are subject to state insurance laws and PMIERs, which results in our portfolio being predominantly limited to highly rated fixed income securities. Much of our investment portfolio has been established at a time of historically low interest rates. If market interest rates rise above the rates on our fixed income securities, it would increase unrealized losses on these securities and decrease the market value of our investment portfolio. If it was necessary to sell these securities while they are in an unrealized loss position, it would adversely impact our financial condition.
We may be required or find it advisable to change our investments or investment policies depending upon regulatory, economic, social and market requirements or conditions, or our existing or anticipated financial condition and operating requirements, including the tax position, of our business. Our investment objectives may not be achieved. The success of our investment activity is affected by general economic conditions, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and, consequently, the value of fixed income securities.
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
Risks Related to Regulation of the Mortgage Insurance Industry
There can be no assurance that the GSEs will continue to treat us as an approved insurer in the future, and changes to, or our failure to maintain compliance with the GSEs' PMIERs, could adversely impact our business, financial condition and operating results.
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
With the GSEs in a prolonged conservatorship, there has been ongoing debate over the future role and purpose of the GSEs in the U.S. housing market. The U.S. Congress may legislate, or the administration may implement through administrative reform, structural and other changes to the GSEs and the functioning of the secondary mortgage market. Since 2011, there have been numerous legislative proposals intended to incrementally scale back the GSEs (such as a statutory mandate for the GSEs to transfer mortgage credit risk to the private sector) or to completely reform the housing finance system. Congress, however, has not enacted any legislation to date. The proposals vary with regard to the government's role in the housing market and, more specifically, with regard to the existence of an explicit or implicit government guarantee. Recently, there has been increased focus on and discussion of administrative reform independent of legislative action. The former director of FHFA leadership was more focused on preparing the GSEs to exit from conservatorship by increasing the GSEs’ overall capital levels and reducing their credit risk profile. In December 2020, the FHFA published a final rule (2020 ERCF rule) establishing a new enterprise regulatory capital framework (ERCF) for the GSEs, which included provisions governing the capital relief allowed to the GSEs for loans with private MI. The 2020 ERCF rule established that loans with private MI, as opposed to loans without private MI, provide more favorable capital relief to the GSEs.
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
Other potential GSE reforms, whether through legislation or administrative action, could impact the current role of private mortgage insurance as credit enhancement, including its reduction or elimination, which would have an adverse effect on our revenue, operating results, prospects or financial condition. Some other examples of potential GSE reforms or policy changes that could impact our business may also include, but are not limited by, the following:

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
We currently are not a party to any federal or state regulatory enforcement actions; however, such proceedings could arise in the future. The cost to defend, and the ultimate resolution of, any such action or proceeding could have a material adverse impact on our business, financial condition and operating results. Should we become a party to an action by any of these regulators, the ultimate outcome is difficult to predict, and it is possible that any outcome could be negative to us specifically or the industry in general, and such a negative outcome could have an adverse effect on our business, financial position and operating results.
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
In January 2014, the CFPB implemented the Dodd-Frank Act ATR mortgage provisions, which govern the obligation of lenders to determine a borrower's ability to pay when originating a mortgage loan covered by ATR. A subset of mortgages falling under the ATR that has certain low-risk characteristics are known as QMs. QMs that are deemed to have the lowest risk profiles are entitled to a safe-harbor presumption of compliance with the ability-to-pay requirements. In the fourth quarter of 2020, the CFPB released a series of final rules to (i) eliminate the temporary QM category, typically referred to as the "QM Patch", (ii) amend the definition of a General QM, and (iii) provide for a new, Seasoned QM category. The General QM final rule was effective on March 1, 2021 with an extended mandatory compliance date of October 1, 2022. However, the GSEs announced on April 8, 2021 that, for loan applications received on or after July 1, 2021, they will only purchase loans satisfying the New General QM Definition. See "Item 1, "Business - U.S. Mortgage Insurance Regulation - Other U.S. Regulation - Housing Finance Reform" above for a summary of the GSEs final rules related to QMs. The long-term effects of the expiration of the QM Patch and implementation of the General QM and Seasoned QM final rules could affect the residential mortgage market and demand for private mortgage insurance.
The Dodd-Frank Act also gave statutory authority to the HUD, the VA, and the USDA to develop their own definitions of "QM," which those agencies have completed. To the extent lenders find that the HUD definition of QM is more favorable to certain segments of their borrowers, they may choose FHA products over private MI products.
We, along with other industry participants, have observed that the significant majority of covered loans made after the effective date of the ATR rule have been QMs. We expect that most lenders will continue to be reluctant to make loans that do not qualify as QMs because, absent full compliance with the ATR rule, such loans will not be entitled to a safe-harbor presumption of compliance with the ability-to-pay requirements. As a result, we believe ATR regulations have given rise to a subset of borrowers who cannot meet the regulatory QM standards, thus restricting their access to mortgage credit and reducing the size of the residential mortgage market. It is unclear whether the expiration of the QM Patch or the revised General QM rule or the new Seasoned QM category will have any impact on access to mortgage credit or the size of the mortgage market. Our business prospects and operating results could be adversely impacted if, and to the extent that, the QM regulations or the CFPB's actions negatively impact the size of the origination market.

The implementation of the Basel rules may discourage the use of mortgage insurance.
The Basel Committee developed the Basel Capital Accord in 1988 to set out international benchmarks for assessing banks' capital adequacy requirements. See Item 1, "U.S. Mortgage Insurance Regulations - Basel Rules." The capital adequacy requirements, among other factors, govern the capital treatment of MI purchased and held on balance sheet by domestic and international banks in respect of their residential mortgage loan origination and securitization activities. In July 2013, U.S. banking regulators promulgated regulations to implement significant elements of the Basel framework, which we refer to as Basel III. In December 2017, the Basel Committee published final revisions to Basel III (informally known as "Basel IV"). Under Basel IV, banks using the standardized approach to determine their credit risk may consider mortgage insurance in calculating the exposure amount for real estate. However, such banks will need to determine the risk-weight for residential mortgages based on the LTV ratio at loan origination, without factoring in mortgage insurance. Under the standardized approach, after the appropriate risk-weight is determined, the existence of mortgage insurance could be considered, but only if the company issuing the insurance has a lower risk-weight than the underlying exposure. Mortgage insurance issued by private companies would not meet this test. Therefore, under Basel IV, mortgage insurance could not mitigate credit and lower the capital charge under the standardized approach.
On September 9, 2022, the U.S. banking regulators announced their intent to revise U.S. regulatory capital requirements to align them with Basel IV. On July 27, 2023, the U.S. banking regulators jointly issued a proposed rule that would revise large bank capital requirements. On September 18, 2023, the U.S. banking regulators announced this proposed rule would increase risk-based capital requirements for banks with total assets of $100 billion or more. This proposal increases the risk weights for LTVs that are above 80% and eliminates the current capital relief credit that is given to these loans if they are covered by mortgage insurance. Accordingly, as proposed, the revised standards would mean mortgage insurance would not lower the LTV ratio of residential loans for capital purposes for these large banks, and therefore may decrease their demand for mortgage insurance. These large banks may also retreat from high LTV lending if the proposal, as drafted, is passed. However, we do not have clarity on when we can expect the final proposal or how much time will be provided for banking organizations to implement the final rule once it has been issued. Further, it is possible (but not mandated by Basel IV) that the U.S. banking regulators and the GSEs might likewise discontinue taking mortgage insurance into account when determining a mortgage’s LTV ratio for prudential (non-capital) purposes. We believe the existing U.S. implementation of the Basel IV capital framework supports continued use of private MI by portfolio lenders as a risk and capital management tool; however, with the ongoing implementation of Basel IV and the continued evolution of the Basel framework, it is difficult to predict the extent of the impact, if any, on the MI industry and the ultimate form of any potential future modifications to the regulations by federal banking regulators. If the Basel Committee revises the Basel IV framework to reduce or eliminate the capital benefit banks receive from insuring low down payment loans with private MI, our current and future business may be adversely affected.

Risks Related to Our Holding Company and Capital Structure
Our holding company structure and certain regulatory and other constraints could affect our ability to satisfy our obligations and potentially require us to raise more capital.
NMIH serves as the holding company for our operating subsidiaries and does not have any significant operations of its own. NMIH's principal source of operating cash is investment income, and could in the future include dividends from NMIC and Re One, which currently does not have active insurance exposure. NMIC has the capacity to pay aggregate ordinary dividends of $96.3 million to NMIH during the twelve-month period ending December 31, 2024, without prior approval from the Wisconsin OCI. NMIH also has access to $250 million of undrawn revolving credit capacity under the senior secured credit facilities. In addition, NMIH currently receives cash from our insurance subsidiaries, consisting of payments made under our tax and expense-sharing arrangements. Among such agreements, the Wisconsin OCI has approved the allocation of interest expense on our $400 million aggregate principal amount of senior secured notes that mature on June 1, 2025 (the Notes) and senior secured credit facilities to NMIC to the extent proceeds from the Notes offering and facility are distributed to NMIC or used to repay, redeem or otherwise defease amounts raised by NMIC under prior credit arrangements that have previously been distributed to NMIC. The expense-sharing arrangements between us and our subsidiaries, as amended, have been approved by the Wisconsin OCI, but such approval may be revoked at any time. NMIH depends on these sources of liquidity to make principal and interest payments under its current debt arrangements and to pay certain corporate expenses and income taxes, among other things. If payments to NMIH were curtailed or limited, there is a risk that NMIH would be unable to satisfy its financial obligations.
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
We currently have and will continue to have a substantial amount of indebtedness. As of December 31, 2023 our debt totaled approximately $397.6 million.
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
As of December 31, 2023, we had 87,334,138 shares of our common stock issued and 80,881,280 shares outstanding. Sales of substantial amounts of our common stock in the public market in the future, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and place that we deem appropriate.
Our Amended and Restated 2014 Omnibus Incentive Plan (2014 Plan) has a total of 8,250,000 shares authorized for issuance. Any shares issued under our 2014 Plan, including as a result of the exercise of stock options, would dilute the percentage ownership held by investors who purchase our shares prior to such issuance.
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
These provisions, alone or together, could delay hostile takeovers and changes of control of the Company or changes in our management. Additionally, cumulative voting in the election of our directors is not allowed.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We integrate technology into many aspects of our business. We use technology to engage with our customers and employees, and to deliver our products and services. The business information and data managed and stored in our technology systems is used in many of our daily functions, including accounting processes, financial forecasting, pricing, underwriting, sales, compliance, and communications, among others. We are mindful of the risk in the operation of our business presented by cybersecurity threats and remain aware of the potential risk to our IT systems and data.
In anticipation and in response to such risks, we have a comprehensive information security/cybersecurity program, including controls and procedures designed to safeguard and maintain the integrity of our IT systems, and prevent and detect unauthorized access to our IT systems by threats or bad actors, both internally and externally. Due to the ever-changing nature of cyber threats, we seek to proactively mitigate risks through prevention and preparation. We take a risk-based approach and identify new and continuing threats to our information systems that could potentially compromise their secure and efficient operation. Our cybersecurity program is fully integrated into our overall risk management framework and is regularly evaluated by internal and external experts.
Our information security program is managed by a dedicated Chief Information Security Officer (CISO), who has over 25 years of relevant experience. Our CISO is charged with the maintenance and execution of our security program and reports to our Chief Information Officer, who leads the management of our information systems. The CISO manages a team that assesses, evaluates, and responds to cybersecurity threats. Our CISO, and other senior leaders in our IT, law, and internal audit departments, provide periodic reports to our Chief Executive Officer and other members of our senior management team and the Board, as appropriate, on cybersecurity risks and program updates.
Our Board oversees cybersecurity risks through the Board’s audit and risk committees. The Board's Audit Committee has primary oversight of cybersecurity risk. In performing its oversight function, the Audit Committee considers information from the senior leaders in various departments (including the IT, internal audit and law departments) who provide periodic reports on cybersecurity, including updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape.
Our cybersecurity program is aligned with industry standards, such as the National Institute of Standards and Technology (NIST) Cybersecurity Framework, and we periodically engage third parties as part of our continuing efforts to evaluate, enhance and test the adequacy and effectiveness of our security measures and controls. We require our third-party service providers to implement and maintain comprehensive cybersecurity practices commensurate with the services they perform for us, and consistent with applicable legal standards and practices. In addition, we maintain and test a business continuity plan that is designed to allow us to continue to operate in the midst of certain disruptive events, including disruptions to our IT systems, and we have an incident response plan that is designed to address information security incidents, including any breaches of our IT systems.
We believe all of these functions serve the process of prevention, detection, mitigation, and remediation of cybersecurity incidents. While we have not experienced any material cybersecurity events, we believe that disruptions to and breaches of our IT systems are possible and may negatively impact our business in the future. Despite robust controls and safeguards in place, no system can guarantee complete security from internal and external threats. See Item 1A, "Risk Factors - We may not be able to prevent the unauthorized disclosure or misuse of confidential, personal or proprietary information."

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the Nasdaq stock exchange under the symbol "NMIH." On February 9, 2024, there were 80,879,843 shares of our Class A common stock outstanding and approximately twelve holders of record. There are no shares of our Class B common stock outstanding. The closing price of our common stock on Nasdaq on February 9, 2024 was $30.19.
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
Issuer Purchases of Equity Securities
The following table provides information about purchases of NMI Holdings, Inc. common stock by us during the three months ended December 31, 2023.

(In Thousands, except for per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plans or Program (1)
Period:
10/1/2023 to 10/31/2023	549,758	$27.11	549,758	$193,582
11/1/2023 to 11/30/2023	321,094	27.80	321,094	184,655
12/1/2023 to 12/31/2023	271,998	28.36	271,998	176,940
Total	1,142,850	$27.60	1,142,850
(1)    On February 10, 2022, our Board of Directors approved a $125 million share repurchase program effective through December 31, 2023, excluding associated costs and applicable taxes. On July 31, 2023, our Board of Directors approved an extension of the $125 million repurchase program through December 31, 2025. The Board also approved a new $200 million share repurchase program (excluding associated costs and applicable taxes) effective through December 31, 2025. As of December 31, 2023, no repurchase authority remained available under the February 2022 share repurchase program and $176.9 million repurchase authority remained under the July 2023 share repurchase program. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 15, Common Stock," for additional information.

Common Stock Performance Graph
The following graph compares the cumulative total stockholder return on our Class A common stock from December 31, 2018 until December 31, 2023, with the cumulative total stockholder return on the Russell 2000 Index, S&P Small Cap 600 Index and an index of selected mortgage insurance companies (Peer Index). The Peer Index includes Essent, MGIC and Radian. The total stockholder's returns are not necessarily indicative of future returns. Information contained or referenced in the stock performance graph below is being furnished with this report and will not be deemed "filed" for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023

NMI Holdings, Inc.	$100	$186	$127	$122	$117	$166
Russell 2000 Index	100	126	151	173	138	161
S&P Small Cap 600	100	123	137	173	145	169
Peer Index (ESNT, MTG, RDN)	100	154	132	140	123	171
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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of December 31, 2023, we had issued master policies with 1,974 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of December 31, 2023, we had $197.0 billion of primary IIF and $51.8 billion of primary RIF.
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
Our common stock trades on the Nasdaq under the symbol "NMIH." Our headquarters is located in Emeryville, California. As of December 31, 2023, we had 238 employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
We discuss below our results of operations for the periods presented, as well as the conditions and trends that have impacted or are expected to impact our business, including new insurance writings, the composition of our insurance portfolio and other factors that we expect to impact our results.

Conditions and Trends Affecting Our Business
Macroeconomic Developments
Macroeconomic factors, including resurgent inflation, elevated interest rates, flagging consumer confidence and increasing jobless claims could have a pronounced impact on the housing market, the mortgage insurance industry and our business in future periods. A marked decline in housing demand, a significant and protracted decrease in house prices or a sustained increase in unemployment could reduce the pace of new business activity in the private mortgage insurance market and negatively impact our future NIW volume, or contribute to an increase in our future default and claim experience.
Key Factors Affecting Our Results
Customer Development
We have important relationships with customers across all categories and allocation profiles, including National Accounts and Regional Accounts, and centralized and decentralized lenders. Our sales and marketing efforts are broadly focused on expanding our presence with existing customers and activating new customer relationships. We consider an activation to be the point at which we have signed a Master Policy, established IT connectivity and generated a first application or first dollar of NIW from a customer. During the year ended December 31, 2023, we activated 70 lenders, compared to 120 and 122 for the years ended December 31, 2022 and 2021, respectively. We also continued to expand our business with existing customers, deepening our existing relationships and capturing what we believe to be an increasing portion of their annual MI volume. At December 31, 2023, we had issued 1,974 Master Policies and established 1,503 active customer relationships, compared to 1,875 and 1,434, respectively, as of December 31, 2022 and 1,732 and 1,316, respectively, as of December 31, 2021.
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
Premiums are paid either by the borrower (borrower-paid mortgage insurance or BPMI) or the lender (lender-paid mortgage insurance or LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of December 31, 2023 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease (over a ten-year period in the case of Oaktown Re III Ltd. and Oaktown Re V Ltd. and 12.5-year period in the case of Oaktown Re VI Ltd. and Oaktown Re VII Ltd.) as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled. As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction noteholders as amortization of the outstanding insurance-linked note principal balances. The outstanding reinsurance coverage amounts stop amortizing, and the distribution of collateral assets to ILN Transaction noteholders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event). At December 31, 2023, the 2019 ILN Transaction was deemed to be in Lock-Out due to the default experience of its underlying pool.

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
Effective July 25, 2023, NMIC exercised its optional call to terminate and commute its previously outstanding excess of loss reinsurance agreement with Oaktown Re II Ltd. In connection with the termination and commutation of the agreement, the insurance-linked notes issued by Oaktown Re II Ltd. were redeemed in full with a distribution of remaining collateral assets.
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding ILN Transaction. Current amounts are presented as of December 31, 2023.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2019 ILN Transaction	July 30, 2019	6/1/2018 – 6/30/2019	$326,905	$159,476	$123,424	$121,751
2020-2 ILN Transaction	October 29, 2020	4/1/2020 – 9/30/2020 (2)	242,351	55,792	121,777	121,177
2021-1 ILN Transaction	April 27, 2021	10/1/2020 – 3/31/2021 (3)	367,238	217,630	163,708	163,394
2021-2 ILN Transaction	October 26, 2021	4/1/2021 – 9/30/2021 (4)	363,596	310,567	146,229	145,858
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

Traditional Reinsurance
NMIC is party to five excess-of-loss reinsurance agreements with broad panels of third-party reinsurers – the 2022-1 XOL Transaction, effective April 1, 2022, the 2022-2 XOL Transaction, effective July 1, 2022, the 2022-3 XOL Transaction, effective October 1, 2022, the 2023-1 XOL Transaction, effective January 1, 2023, and the 2023-2 XOL Transaction, effective July 1, 2023 – which we refer to collectively as the XOL Transactions. Each XOL Transaction provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the reinsurers then provide second layer loss protection up to a defined reinsurance coverage amount. The reinsurance coverage amount of each XOL Transaction is set to approximate the PMIERs minimum required assets of its reference pool and decreases from its peak over a ten-year period in the event the PMIERs minimum required assets of the pool declines. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding XOL Transaction. Current amounts are presented as of December 31, 2023.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2022-1 XOL Transaction	April 1, 2022	10/1/2021 – 3/31/2022 (2)	$289,741	$253,252	$133,366	$133,123
2022-2 XOL Transaction	July 1, 2022	4/1/2022 – 6/30/2022 (3)	154,306	152,347	78,906	78,736
2022-3 XOL Transaction	October 1, 2022	7/1/2022 – 9/30/2022	96,779	96,197	106,265	106,265
2023-1 XOL Transaction	January 1, 2023	10/1/2022 – 6/30/2023	89,864	88,351	146,513	146,348
2023-2 XOL Transaction (4)	July 1, 2023	7/1/2023 – 12/31/2023	71,602	71,602	113,372	113,372
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
(4)    The 2023-2 XOL Transaction provides coverage for production generated between July 1, 2023 and December 31, 2023. The current reinsurance coverage and current first layer retained loss will decrease in future periods to the extent the PMIERs minimum required assets of the covered pool declines.

Quota Share Reinsurance
NMIC is party to seven quota share reinsurance treaties – the 2016 QSR Transaction, effective September 1, 2016, the 2018 QSR Transaction, effective January 1, 2018, the 2020 QSR Transaction, effective April 1, 2020 (and amended effective January 1, 2024), the 2021 QSR Transaction, effective January 1, 2021, the 2022 QSR Transaction, effective October 1, 2021, the 2022 Seasoned QSR Transaction, effective July 1, 2022 and the 2023 QSR Transaction, effective January 1, 2023 – which we refer to collectively as the QSR Transactions. Under each of the QSR Transactions, NMIC cedes a proportional share of its risk on eligible policies to panels of third-party reinsurance providers. Each of the third-party reinsurance providers that is party to the QSR Transactions has an insurer financial strength rating of A- or better by S&P, A.M. Best or both.
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
Effective December 31, 2023, NMIC elected to selectively terminate its engagement with certain reinsurers under the 2020 QSR Transaction and concurrently entered into an amended agreement effective January 1, 2024 (the Amended 2020 QSR Transaction) with the remaining reinsurance participants. Under the Amended 2020 QSR Transaction, NMIC retains consistent coverage with that provided under the original 2020 QSR Transaction and continues to cede premiums earned related to 21% of the risk on eligible policies written from April 1, 2020 to December 31, 2020, in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 36% ceding commission, and a profit commission of up to 50% that varies directly and inversely with ceded claims.

    See Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reinsurance” for further discussion of these third-party reinsurance arrangements.
Portfolio Data
The following table presents primary and pool IIF and NIW as of the dates and for the periods indicated. Unless otherwise noted, the tables below do not include the effects of our third-party reinsurance arrangements described above.

Primary and pool IIF and NIW	As of and for the years ended December 31,
	2023		2022		2021
	IIF	NIW	IIF	NIW	IIF	NIW
	(In Millions)
Monthly	$177,764	$39,468	$163,903	$55,916	$133,104	$77,019
Single	19,265	1,005	20,065	2,818	19,239	8,555
Primary	197,029	40,473	183,968	58,734	152,343	85,574

Pool	—	—	1,049	—	1,229	—
Total	$197,029	$40,473	$185,017	$58,734	$153,572	$85,574
NIW for the years ended December 31, 2023, 2022 and 2021 was $40.5 billion, $58.7 billion and $85.6 billion, respectively. The sequential decrease in NIW during each successive year was primarily due to a decline in the size of the total mortgage insurance market.
Total IIF increased 6% at December 31, 2023 compared to December 31, 2022, which in turn grew 20% compared to December 31, 2021, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of in-force policies.

Our persistency rate improved to 86% at December 31, 2023, compared to 84% at December 31, 2022 and 64% at December 31, 2021. Our persistency rate improved in each successive year primarily due to a slowdown in the pace of refinancing activity tied to rising interest and mortgage note rates. Our persistency rate as of December 31, 2021 was historically low, reflecting the impact of significant mortgage refinancing activity during the preceding twelve-month period due to record low interest and mortgage rates.
The following table presents net premiums written and earned for the periods indicated:

Primary and pool premiums written and earned	For the years ended December 31,
	2023	2022	2021
	(In Thousands)
Net premiums written	$480,540	$460,246	$468,511
Net premiums earned	510,768	475,266	444,294
Net premiums written increased 4% during the year ended December 31, 2023 compared to the year ended December 31, 2022, reflecting the growth in our monthly IIF and monthly pay premium receipts, partially offset by an increase in total premiums ceded under our reinsurance treaties and a decline in single premium policy production.
Net premiums written decreased 2% during the year ended December 31, 2022 compared to the year ended December 31, 2021, reflecting an increase in cessions under our reinsurance treaties and a decline in single premium policy production, balanced by growth in our monthly IIF and monthly pay policy premium receipts during the year.
Net premiums earned increased 7% during both the years ended December 31, 2023 and 2022. The sequential increase in net premiums earned during each successive year was primarily driven by our NIW production and the growth of our IIF, partially offset by the increase in total premiums ceded under our reinsurance treaties and a decline in the contribution from single premiums policy cancellations.
Pool premiums written and earned for the years ended December 31, 2023, 2022 and 2021 were $0.7 million, $1.2 million and $1.6 million, respectively, before giving effect to the 2016 QSR Transaction, under which all of our written and earned pool premiums are ceded. A portion of our ceded pool premiums written and earned are recouped through profit commission. Our pool insurance agreement with Fannie Mae expired on August 31, 2023 and we will not recognize any pool premiums written, earned or ceded in connection with the agreement in future periods.

Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the years ended December 31,
	2023	2022	2021
	($ Values In Millions, except as noted below)
New insurance written	$40,473	$58,734	$85,574
Percentage of monthly premium	98%	95%	90%
Percentage of single premium	2%	5%	10%
New risk written	$10,661	$15,520	$21,607
Insurance-in-force (1)	$197,029	$183,968	$152,343
Percentage of monthly premium	90%	89%	87%
Percentage of single premium	10%	11%	13%
Risk-in-force (1)	$51,796	$47,648	$38,661
Policies in force (count) (1)	629,690	594,142	512,316
Average loan size ($ value in thousands) (1)	$313	$310	$297
Coverage percentage (2)	26%	26%	25%
Loans in default (count) (1)	5,099	4,449	6,227
Default rate (1)	0.81%	0.75%	1.22%
Risk-in-force on defaulted loans (1)	$408	$323	$435
Average net premium yield (3)	0.27%	0.28%	0.34%
Earnings from cancellations	$4	$8	$30
Annual persistency (4)	86%	84%	64%
Quarterly run-off (5)	3.4%	3.3%	6.7%
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

    The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	As of and for the years ended December 31,
	2023	2022	2021
	(In Millions)
IIF, beginning of period	$183,968	$152,343	$111,252
NIW	40,473	58,734	85,574
Cancellations, principal repayments and other reductions	(27,412)	(27,109)	(44,483)
IIF, end of period	$197,029	$183,968	$152,343
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

The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of December 31,
	2023		2022		2021
	IIF	RIF	IIF	RIF	IIF	RIF
Book year	(In Millions)
2023	$38,586	$10,162	$—	$—	$—	$—
2022	52,783	14,003	56,579	14,965	—	—
2021	62,051	16,190	72,766	18,642	81,226	20,591
2020	27,428	7,210	34,656	8,860	43,795	11,023
2019	7,602	2,030	9,194	2,423	12,407	3,249
2018 and before	8,579	2,201	10,773	2,758	14,915	3,798
Total	$197,029	$51,796	$183,968	$47,648	$152,343	$38,661
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

Primary NIW by FICO	For the years ended December 31,
	2023	2022	2021
	(In Millions)
>= 760	$22,995	$26,751	$40,408
740-759	6,769	10,853	15,927
720-739	5,484	8,308	12,511
700-719	2,816	6,452	8,450
680-699	1,946	4,636	5,792
<=679	463	1,734	2,486
Total	$40,473	$58,734	$85,574
Weighted average FICO	760	750	752

Primary NIW by LTV	For the years ended December 31,
	2023	2022	2021
	(In Millions)
95.01% and above	$3,713	$5,199	$8,153
90.01% to 95.00%	18,929	30,031	38,215
85.01% to 90.00%	13,597	16,637	24,655
85.00% and below	4,234	6,867	14,551
Total	$40,473	$58,734	$85,574
Weighted average LTV	92.1%	92.2%	91.4%

Primary NIW by purchase/refinance mix	For the years ended December 31,
	2023	2022	2021
	(In Millions)
Purchase	$39,629	$57,045	$70,318
Refinance	844	1,689	15,256
Total	$40,473	$58,734	$85,574
The tables below present our total primary IIF and RIF by FICO and LTV, and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of December 31,
	2023		2022		2021
	($ Values In Millions)
>= 760	$98,034	50%	$89,554	48%	$76,449	50%
740-759	34,829	18	32,691	18	26,219	17
720-739	27,755	14	25,910	14	21,356	14
700-719	18,734	9	18,245	10	14,401	10
680-699	12,867	7	12,480	7	9,654	6
<=679	4,810	2	5,088	3	4,264	3
Total	$197,029	100%	$183,968	100%	$152,343	100%

Primary RIF by FICO	As of December 31,
	2023		2022		2021
	($ Values In Millions)
>= 760	$25,523	49%	$22,834	48%	$19,125	50%
740-759	9,207	18	8,556	18	6,707	17
720-739	7,387	14	6,807	14	5,497	14
700-719	5,021	10	4,859	10	3,771	10
680-699	3,433	7	3,305	7	2,511	6
<=679	1,225	2	1,287	3	1,050	3
Total	$51,796	100%	$47,648	100%	$38,661	100%

Primary IIF by LTV	As of December 31,
	2023		2022		2021
	($ Values In Millions)
95.01% and above	$19,609	10%	$17,577	10%	$14,058	9%
90.01% to 95.00%	95,415	48	87,354	47	68,537	45
85.01% to 90.00%	60,348	31	55,075	30	46,971	31
85.00% and below	21,657	11	23,962	13	22,777	15
Total	$197,029	100%	$183,968	100%	$152,343	100%

Primary RIF by LTV	As of December 31,
	2023		2022		2021
	($ Values In Millions)
95.01% and above	$6,062	12%	$5,408	11%	$4,230	11%
90.01% to 95.00%	28,184	54	25,797	54	20,210	52
85.01% to 90.00%	14,961	29	13,584	29	11,533	30
85.00% and below	2,589	5	2,859	6	2,688	7
Total	$51,796	100%	$47,648	100%	$38,661	100%

Primary RIF by Loan Type	As of December 31,
	2023	2022	2021

Fixed	98%	99%	99%
Adjustable rate mortgages:
Less than five years	—	—	—
Five years and longer	2	1	1
Total	100%	100%	100%
The table below presents selected primary portfolio statistics, by book year, as of December 31, 2023.

	As of December 31, 2023
Book year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)		Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values In Millions)
2014 and prior	$3,613	$157	4%	15,441	980	20	57	3.7%		0.5%	2.0%
2015	12,422	990	8%	52,548	5,561	84	141	2.5%		0.4%	1.5%
2016	21,187	2,011	9%	83,626	10,697	209	170	1.8%		0.5%	2.0%
2017	21,582	2,487	12%	85,897	13,684	336	153	2.2%		0.6%	2.5%
2018	27,295	2,934	11%	104,043	15,452	481	150	3.1%		0.6%	3.1%
2019	45,141	7,602	17%	148,423	32,733	505	59	2.3%		0.4%	1.5%
2020	62,702	27,428	44%	186,174	92,425	581	21	1.9%		0.3%	0.6%
2021	85,574	62,051	73%	257,972	199,115	1,476	28	4.6%		0.6%	0.7%
2022	58,734	52,783	90%	163,281	150,963	1,262	7	20.9%		0.8%	0.8%
2023	40,473	38,586	95%	111,994	108,080	145	1	8.9%	(4)	0.1%	0.1%
Total	$378,723	$197,029		1,209,399	629,690	5,099	787
(1)    Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.
(2)    Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.
(3)    Calculated as the number of loans in default divided by number of policies in force.
(4)    Excludes a $0.7 million termination fee incurred in connection with the amendment of the 2020 QSR Transaction.

Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the dates indicated. The distribution of our primary RIF as of December 31, 2023 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of December 31,
	2023	2022	2021
California	10.2%	10.6%	10.4%
Texas	8.7	8.7	9.7
Florida	7.6	8.2	8.6
Georgia	4.1	4.1	3.8
Washington	4.0	3.9	3.7
Illinois	4.0	3.9	3.6
Virginia	3.9	4.1	4.7
Pennsylvania	3.4	3.4	3.3
Maryland	3.3	3.4	3.7
Colorado	3.2	3.5	3.8
Total	52.4%	53.8%	55.3%
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
Reserves for claims and claim expenses are established for mortgage loans that are in default. A loan is considered to be in default as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR). We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees and other general expenses of administering the claim settlement process. Reserves are not established for future claims on insured loans which are not currently reported or which we estimate are not currently in default.

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
The actual claims we incur as our portfolio matures are difficult to predict and depend on the specific characteristics of our current in-force book (including the credit score and DTI ratio of the borrower, the LTV ratio of the mortgage and geographic concentrations, among others), as well as the risk profile of new business we write in the future. In addition, claims experience will be affected by macroeconomic factors such as housing prices, interest rates, unemployment rates and other events, such as natural disasters or global pandemics, and any federal, state or local governmental response thereto.
Macroeconomic factors, including resurgent inflation, elevated interest rates, flagging consumer confidence and increasing jobless claims could have a pronounced impact on the housing market, the mortgage insurance industry and our business in future periods. A marked decline in housing demand, a significant and protracted decrease in house prices, or a sustained increase in unemployment could contribute to an increase in our future default and claims experience.

The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses (benefits):

	For the years ended December 31,
	2023	2022	2021
	(In Thousands)
Beginning balance	$99,836	$103,551	$90,567
Less reinsurance recoverables (1)	(21,587)	(20,320)	(17,608)
Beginning balance, net of reinsurance recoverables	78,249	83,231	72,959

Add claims incurred:
Claims and claim expenses (benefits) incurred:
Current year (2)	78,285	45,168	23,433
Prior years (3)	(56,390)	(48,762)	(11,128)
Total claims and claim expenses (benefits) incurred (4)	21,895	(3,594)	12,305

Less claims paid:
Claims and claim expenses paid:
Current year (2)	600	74	16
Prior years (3)	3,575	1,314	2,017
Reinsurance terminations	(491)	—	—
Total claims and claim expenses paid	3,684	1,388	2,033

Reserve at end of period, net of reinsurance recoverables	96,460	78,249	83,231
Add reinsurance recoverables (1)	27,514	21,587	20,320
Ending balance	$123,974	$99,836	$103,551
(1)    Related to ceded losses recoverable under the QSR Transactions. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reinsurance," for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $70.6 million attributed to net case reserves and $6.3 million attributed to net IBNR reserves for the year ended December 31, 2023, $39.9 million attributed to net case reserves and $4.5 million attributed to net IBNR reserves for the year ended December 31, 2022, and $18.1 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the year ended December 31, 2021.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $50.9 million attributed to net case reserves and $4.5 million attributed to net IBNR reserves for the year ended December 31, 2023, $42.5 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the year ended December 31, 2022, and $6.3 million attributed to net case reserves and $5.0 million attributed to net IBNR reserves for the year ended December 31, 2021.
(4)    Excludes a $0.7 million termination fee for the year ended December 31, 2023 incurred in connection with the amendment of the 2020 QSR Transaction.

The “claims incurred” section of the table above shows claims and claim expenses (benefits) incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $24.0 million related to prior year defaults remained as of December 31, 2023.

The following table provides a reconciliation of the beginning and ending count of loans in default:

	For the years ended December 31,
	2023	2022	2021
Beginning default inventory	4,449	6,227	12,209
Plus: new defaults	6,758	5,225	5,730
Less: cures	(5,892)	(6,916)	(11,626)
Less: claims paid	(199)	(81)	(82)
Less: rescission and claims denied	(17)	(6)	(4)
Ending default inventory	5,099	4,449	6,227
Ending default inventory increased from December 31, 2022 to December 31, 2023, primarily due to the growth and natural seasoning of our insured portfolio, largely offset by cure activity within our default population. Ending default inventory decreased from December 31, 2021 to December 31, 2022, as borrowers initially impacted by the COVID-19 pandemic cured their delinquencies and fewer new defaults emerged as the acute economic stress of the pandemic receded.
The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions for the periods indicated:

	For the years ended December 31,
	2023	2022	2021
	($ Values In Thousands)
Number of claims paid (1)	199	81	82
Total amount paid for claims	$5,192	$1,741	$2,554
Average amount paid per claim	$26	$21	$31
Severity (2)	55%	49%	59%
(1)    Count includes 70, 30 and 15 claims settled without payment during the years ended December 31, 2023, 2022 and 2021, respectively.
(2)    Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.
We paid 199, 81 and 82 claims during the years ended December 31, 2023, 2022 and 2021, respectively. The number of claims paid in each year was modest relative to the size of our insured portfolio and we generally observe that the borrowers of the loans we insure are well-situated with strong credit profiles, stable 30-year fixed rate mortgages, manageable debt service obligations and significant appreciated equity in their homes. An increase in the value of the homes collateralizing the mortgages we insure provides defaulted borrowers with alternative paths and incentives to cure their loan prior to the development of a claim. Claims paid during the years ended December 31, 2022 and 2021 further benefited from the forbearance and other assistance programs implemented by the GSEs in response to the COVID-19 pandemic and codified under the CARES Act, which served to bridge dislocated borrowers from a time of acute stress to a point when they can resume timely payment of their mortgage obligations and interrupted the cycle through which certain loans may otherwise have progressed from an initial default to a paid claim. Such programs were largely phased out by 2023.
Our claims severity for the years ended December 31, 2023, 2022 and 2021 was 55%, 49% and 59%, respectively. Our claims severity for each year was below long-term industry norms and benefited from the same broad national house price appreciation that supported our claims paid experience. Claims severity for each year benefited from the same broad national house price appreciation that supported our claims paid experience. An increase in the value of the homes collateralizing the mortgages we insure provides additional equity support to our risk exposure and raises the prospect of a third-party sale of a foreclosed property, which can mitigate the severity of our settled claims.
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

The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated:

Average reserve per default:	As of December 31,
	2023	2022	2021
	(In Thousands)
Case (1)	$22.4	$20.8	$15.3
IBNR (1) (2)	1.9	1.6	1.3
Total	$24.3	$22.4	$16.6
(1)    Defined as the gross reserve per insured loan in default.
(2)    Amount includes claims adjustment expenses.
Average reserve per default increased from December 31, 2022 to December 31, 2023, primarily due to changes in the composition of our default inventory as measured by the size, vintage and current estimated LTV of defaulted loans, as well as the proportion of such loans benefiting from a forbearance program granted in response to a financial hardship related to COVID-19. Average reserves per default were further impacted by changes in observed and forecasted housing market conditions and macroeconomic factors between the measurement dates.
Average reserve per default increased from December 31, 2021 to December 31, 2022, primarily due to an incrementally conservative set of assumptions about future macroeconomic and housing market conditions compared to those assumed at December 31, 2021. The increased average reserve per default at December 31, 2022 also reflects the “aging” of early COVID-related defaults. While we initially established lower reserves for defaults that we consider to be connected to the COVID-19 pandemic given our expectation that forbearance, repayment and modification, and other assistance programs would aid affected borrowers and drive higher cure rates on such defaults than we would otherwise expect to experience on similarly situated loans that did not benefit from broad-based assistance programs, we increased such reserves over time as individual defaults remained outstanding or “aged.”
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
Under the PMIERs, approved insurers must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an approved insurer's RIF, assessed on a loan-by-loan basis and considered against certain risk-based factors derived from tables set out in the PMIERs, which is then adjusted on an aggregate basis for reinsurance transactions approved by the GSEs, such as with respect to our ILN Transactions, XOL Transactions and QSR Transactions. The aggregate gross risk-based required asset amount for performing, primary insurance is subject to a floor of 5.6% of performing primary adjusted RIF.
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

The following table provides a comparison of the PMIERs available assets and risk-based required asset amount as reported by NMIC as of the dates indicated:

	As of December 31,
	2023	2022	2021
	(In Thousands)
Available assets	$2,717,804	$2,378,627	$2,041,193
Risk-based required assets	1,516,140	1,203,708	1,186,272
Available assets were $2.7 billion at December 31, 2023, compared to $2.4 billion at December 31, 2022 and $2.0 billion at December 31, 2021. The sequential increase in available assets between the dates presented was primarily driven by NMIC's positive cash flow from operations during the intervening periods, partially offset by the payment of ordinary course dividends from NMIC to NMIH during each year.
Risk-based required assets were $1.5 billion at December 31, 2023, compared to $1.2 billion at December 31, 2022 and 2021. The increase in the risk-based required asset amount between the dates presented was primarily due to the growth in our gross RIF and aggregate gross risk-based required asset amount.

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
Cybersecurity
We rely on technology to engage with customers, access borrower information and deliver our products and services. We have established and implemented security measures, controls and procedures to safeguard our IT systems, and prevent and detect unauthorized access to such systems or any data processed and/or stored therein. We periodically engage third parties to evaluate and test the adequacy of such security measures, controls and procedures. In addition, we have a business continuity plan that is designed to mitigate the operational impact of certain disruptive events, including disruptions to our IT systems, and we have an incident response plan that is designed to address information security incidents, including any breaches of our IT systems. Despite these safeguards, disruptions to and breaches of our IT systems are possible and may negatively impact our business.
We maintain a cybersecurity errors and omissions insurance policy to limit our exposure to loss in the event of an incident. This policy provides coverage for (i) claims related to, among other things, unauthorized network or computer access, unintentional disclosure or misuse of personally identifiable information in our possession, and unintentional failure to disclose a breach, and (ii) certain costs related to privacy notification, crisis management, cyber extortion, data recovery, business interruption and reputational harm. For further information, see Part I, Item 1C, "Cybersecurity."
LIBOR Transition
On March 5, 2021, ICE Benchmark Administration Limited (IBA), the administrator for the London Interbank Offered Rate (LIBOR), confirmed it would permanently cease the publication of overnight, one-month, three-month, six-month and twelve-month USD LIBOR settings in their current form after June 30, 2023. The U.K. Financial Conduct Authority, the regulator of IBA, announced on the same day that it intends to stop requiring panel banks to continue to submit to LIBOR and all USD LIBOR settings in their current form will either cease to be provided by any administrator or no longer be representative after June 30, 2023. As of December 31, 2023, all of our LIBOR-indexed financial contracts and substantially all of our LIBOR-indexed investment holdings have been transitioned to a Secured Overnight Financing Rate (SOFR) base. The impact of the transition from LIBOR to SOFR did not have a material impact on our operations or financial results.

Consolidated Results of Operations

Consolidated statements of operations	For the years ended December 31,
	2023	2022	2021
Revenues	($ In Thousands, except for per share data)
Net premiums earned	$510,768	$475,266	$444,294
Net investment income	67,512	46,406	38,072
Net realized investment (losses) gains	(33)	481	729
Other revenues	756	1,192	1,977
Total revenues	579,003	523,345	485,072
Expenses
Insurance claims and claim expenses (benefits)	22,618	(3,594)	12,305
Underwriting and operating expenses	110,699	117,490	142,303
Service expenses	771	1,094	2,509
Interest expense	32,212	32,163	31,796
Gain from change in fair value of warrant liability	—	(1,113)	(566)
Total expenses	166,300	146,040	188,347

Income before income taxes	412,703	377,305	296,725
Income tax expense	90,593	84,403	65,595
Net income	$322,110	$292,902	$231,130

Earnings per share - Basic	$3.91	$3.45	$2.70
Earnings per share - Diluted	$3.84	$3.39	$2.65

Loss ratio (1)	4.4%	(0.8)%	2.8%
Expense ratio (2)	21.7%	24.7%	32.0%
Combined ratio (3)	26.1%	24.0%	34.8%

Non-GAAP financial measures (4)	2023	2022	2021
	($ In Thousands, except for per share data)
Adjusted income before tax	$412,736	$375,916	$303,238
Adjusted net income	322,136	291,571	236,837
Adjusted diluted EPS	3.84	3.39	2.73
(1)    Loss ratio is calculated by dividing insurance claims and claim expenses (benefits) by net premiums earned.
(2)    Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.
(3)    Combined ratio may not foot due to rounding.
(4)    See “Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures,” below.
Revenues
Net premiums earned were $510.8 million, $475.3 million and $444.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. The sequential increase in net premiums earned during each successive year was primarily driven by our NIW production and the growth of our IIF, partially offset by an increase in total premiums ceded under our reinsurance transactions and a decline in the contribution from single premium policy cancellations.
Net investment income was $67.5 million, $46.4 million and $38.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. The sequential increase in net investment income during each successive year was primarily driven by an increase in the book yield of the investment portfolio tied to the deployment of new cash flows and reinvestment of rolling maturities at incrementally higher rates, as well as growth in the size of our total invested asset base.
Other revenues were $0.8 million, $1.2 million and $2.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Other revenues represent underwriting fee revenue generated by our subsidiary, NMIS, which provides outsourced loan review services to mortgage loan originators. The sequential decrease in other revenues during each successive year reflects a decline in NMIS' outsourced loan review volume. Amounts recognized in other revenues generally correspond with amounts incurred as service expenses for outsourced loan review activities in the same periods.
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
Insurance claims and claim expenses were $22.6 million for the year ended December 31, 2023, compared to insurance claims and claim benefits of $3.6 million for the year ended December 31, 2022 and insurance claims and claim expenses of $12.3 million for the year ended December 31, 2021. The increase in insurance claims and claim expenses for the year ended December 31, 2023 was primarily driven by the establishment of initial reserves on newly defaulted loans, as well as an increase in the average case reserve held against previously defaulted loans that aged in their delinquency status, partially offset by the release of a portion of the reserves we established for anticipated claims payments in prior periods in connection with cure activity and ongoing analysis of loss development trends.
We recognized insurance claims and claim benefits for the year ended December 31, 2022 as the release of a portion of the reserves we established for anticipated claims payments in prior periods in connection with cure activity and ongoing analysis of loss development trends exceeded the initial reserves established on newly defaulted loans and the increase in reserves held against previously defaulted loans that aged in their delinquency status during the period.
Underwriting and operating expenses were $110.7 million, $117.5 million and $142.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. The decline in underwriting and operating expenses for the year ended December 31, 2023 primarily reflects a decrease in the amortization of deferred acquisition costs tied to the increased persistency of our IIF during the period, a full-year impact of ceding commissions received in connection with the 2022 Seasoned QSR Transaction (which was in effect for only a portion of the year ended December 31, 2022), and a step-down in technology costs related to our agreement with TCS, partially offset by an increase in employee compensation costs and miscellaneous IT expenses.
The decline in underwriting and operating expenses for the year ended December 31, 2022 primarily reflects a decrease in the amortization of deferred acquisition costs tied to the increased persistency of our IIF during the period, an increase in ceding commissions received upon the introduction of the 2022 Seasoned QSR Transaction effective July 1, 2022, a decrease in employee compensation costs, and a step-down in technology costs related to our agreement with TCS, partially offset by an increase in miscellaneous IT expenses and travel and entertainment costs.
Service expenses were $0.8 million, $1.1 million and $2.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. Service expenses represent third-party costs incurred by NMIS in connection with the services it provides. The sequential decline in service expenses in each successive year primarily reflects a decline in NMIS' outsourced loan review volume. Amounts incurred as service expenses generally correspond with amounts recognized in other revenues in the same periods.
Interest expense was $32.2 million, $32.2 million and $31.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. Interest expense primarily reflects the carrying costs of the Notes. For further information, see Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 5, Debt.”
Income tax expense was $90.6 million, $84.4 million and $65.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. The sequential increase in income tax expense during each successive year was primarily driven by the growth in our pre-tax income. As a U.S. taxpayer, we are subject to a U.S. federal corporate income tax rate of 21%. Our effective income tax rate on pre-tax income was 22.0%, 22.4% and 22.1% for the years ended December 31, 2023, 2022 and 2021, respectively. Our effective tax rate decreased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in the tax benefit realized from excess share-based compensation for stock options exercised in the period. Our effective tax rate increased for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to a re-measurement of deferred tax balances related to changes in state income tax rates. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 10, Income Taxes."

Net Income
Net income was $322.1 million, $292.9 million and $231.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Adjusted net income was $322.1 million, $291.6 million and $236.8 million, for the same periods, respectively. The increase in net income and adjusted net income during each successive year reflects the growth in our total revenues and decline in underwriting and operating expenses, as well as the changes in our insurance claims and claim expenses and income tax expense during the periods.
Diluted earnings per share (EPS) was $3.84, $3.39 and $2.65 for the years ended December 31, 2023, 2022 and 2021, respectively. Adjusted diluted EPS was $3.84, $3.39 and $2.73 for the same periods, respectively. Diluted and adjusted diluted EPS increased during each successive year primarily due to growth in our net income and adjusted net income. Diluted and adjusted diluted EPS for the years ended December 31, 2023 and 2022 further benefited from a decline in the number of weighted average diluted shares outstanding tied to share repurchase activity during the periods.
The non-GAAP financial measures of adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the years ended December 31,
	2023	2022	2021
	($ In Thousands, except for per share data)
As reported
Income before income tax	$412,703	$377,305	$296,725
Income tax expense	90,593	84,403	65,595
Net income	$322,110	$292,902	$231,130

Adjustments
Net realized investment losses (gains)	33	(481)	(729)
Gain from change in fair value warrant liability	—	(1,113)	(566)
Capital market transaction costs	—	205	3,979
Other infrequent, unusual or non-operating items	—	—	3,829
Adjusted income before tax	$412,736	$375,916	$303,238

Income tax expense (benefit) on adjustments (1)	7	(58)	806
Adjusted net income	$322,136	$291,571	$236,837

Weighted average diluted shares outstanding	83,854	85,999	86,885
Adjusted diluted EPS	$3.84	$3.39	$2.73
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

Consolidated balance sheets	December 31, 2023	December 31, 2022
	(In Thousands)
Total investment portfolio	$2,371,021	$2,099,389
Cash and cash equivalents	96,689	44,426
Premiums receivable	76,456	69,680
Deferred policy acquisition costs, net	62,905	58,564
Software and equipment, net	30,252	31,930
Reinsurance recoverable	27,514	21,587
Prepaid federal income taxes	235,286	154,409
Other assets	40,384	36,045
Total assets	$2,940,507	$2,516,030
Debt	$397,595	$396,051
Unearned premiums	92,295	123,035
Accounts payable and accrued expenses	86,189	74,576
Reserve for insurance claims and claim expenses	123,974	99,836
Reinsurance funds withheld	1,421	2,674
Deferred tax liability, net	301,573	193,859
Other liabilities	11,456	12,272
Total liabilities	1,014,503	902,303
Total shareholders' equity	1,926,004	1,613,727
Total liabilities and shareholders' equity	$2,940,507	$2,516,030

Total cash and investments were $2.5 billion as of December 31, 2023, compared to $2.1 billion as of December 31, 2022. Cash and investments at December 31, 2023 included $113.7 million held by NMIH. The increase in total cash and investments reflects the addition of incremental cash provided by operating activities, as well as a decrease in the unrealized loss position of our fixed income portfolio primarily tied to the prevailing interest rate environment, partially offset by share repurchase activity during the year ended December 31, 2023.
Premiums receivable was $76.5 million as of December 31, 2023, compared to $69.7 million as of December 31, 2022. The increase was primarily driven by growth in our monthly premium policies in force, where premiums are generally paid one month in arrears.
Net deferred policy acquisition costs were $62.9 million as of December 31, 2023, compared to $58.6 million as of December 31, 2022. The increase was primarily driven by the deferral of certain costs associated with the origination of new policies between the respective balance sheet dates, partially offset by the recognition of previously deferred policy acquisition costs.
Reinsurance recoverable was $27.5 million as of December 31, 2023, compared to $21.6 million as of December 31, 2022. The increase was driven by an increase in ceded losses recoverable under our QSR Transactions.
Prepaid federal income taxes were $235.3 million as of December 31, 2023, compared to $154.4 million as of December 31, 2022. The increase was driven by the purchase of $80.9 million of tax and loss bonds during the year ended December 31, 2023. For further information, see Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 10, Income Taxes."
Other assets were $40.4 million as of December 31, 2023, compared to $36.0 million as of December 31, 2022. The increase was primarily driven by an increase in our accrued investment income, partially offset by a reduction in our right-of-use (ROU) assets tied to the amortization of the operating lease for our corporate headquarters.
Unearned premiums were $92.3 million as of December 31, 2023, compared to $123.0 million as of December 31, 2022. The decrease was driven by the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies and the cancellations of other single premium policies, partially offset by single premium policy originations during the year ended December 31, 2023.

Accounts payable and accrued expenses were $86.2 million as of December 31, 2023, compared to $74.6 million as of December 31, 2022. The increase was primarily driven by an increase in reinsurance premiums payable, accrued compensation expenses and premium and other taxes payables, partially offset by the settlement of certain contractual payments due during the year ended December 31, 2023.
Reserve for insurance claims and claim expenses was $124.0 million as of December 31, 2023, compared to $99.8 million as of December 31, 2022. The increase was primarily driven by the establishment of initial reserves on newly defaulted loans during the year ended December 31, 2023, as well as an increase in the average case reserve held against previously defaulted loans that have aged in their delinquency status. The increase in the reserves for insurance claims and claim expenses was partially offset by the release of a portion of the reserves we established for anticipated claims payments in prior periods in connection with cure activity and ongoing analysis of recent loss development trends, as well as the payment of previously reserved claims during the period. See "Insurance Claims and Claim Expenses," above for further details.
Reinsurance funds withheld, which represents our ceded reinsurance premiums written, less our profit and ceding commission receivables related to the 2016 QSR Transaction was $1.4 million as of December 31, 2023, compared to $2.7 million as of December 31, 2022. The decrease relates to the continued decline in ceded premiums written on single premium policies, due to the end of the reinsurance coverage period for new business under the 2016 QSR Transaction at December 31, 2017. For further information, see, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reinsurance."
Net deferred tax liability was $301.6 million as of December 31, 2023, compared to $193.9 million as of December 31, 2022. The increase was primarily due to an increase in the claimed deductibility of our statutory contingency reserve and a decrease in the unrealized loss position of our fixed income portfolio recorded in other comprehensive income. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 10, Income Taxes."

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the years ended December 31,
	2023	2022	2021
Net cash provided by (used in):	(In Thousands)
Operating activities	$342,683	$313,394	$325,719
Investing activities	(200,000)	(289,786)	(374,180)
Financing activities	(90,420)	(55,828)	(1,830)
Net increase (decrease) in cash and cash equivalents	$52,263	$(32,220)	$(50,291)
Net cash provided by operating activities was $342.7 million, $313.4 million and $325.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Cash provided by operating activities increased during the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to the growth in our investment income, an increase in net premium receipts and a reduction in the payment of cash compensation, partially offset by an increase in the purchase of tax and loss bonds during the period.
Cash provided by operating activities declined during the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to an increase in the purchase of tax and loss bonds during the period, as well as a decrease in premium written tied to a decline in single premium policies written during the period, both of which were largely offset by a reduction in the technology service costs paid under our long-term IT services agreement with TCS.
Cash used in investing activities for the years ended December 31, 2023, 2022 and 2021 reflects the purchase of fixed and short-term maturities with cash provided by operating activities, and the reinvestment of coupon payments, maturities and sale proceeds within our investment portfolio.
Cash used in financing activities was $90.4 million, $55.8 million, and $1.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. Cash used in financing activities during the years ended December 31, 2023 and 2022 primarily relates to the repurchase of common stock. Cash used in financing activities during the year ended December 31, 2021 primarily reflects debt issuance costs paid in connection with the 2021 Revolving Credit Facility and taxes paid on the net share settlement of equity awards for certain employees.

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
As of December 31, 2023, NMIH had $113.7 million of cash and investments. NMIH's principal sources of net cash are dividends from its subsidiaries and investment income. NMIC has the capacity to pay aggregate ordinary dividends of $96.3 million to NMIH during the twelve-month period ending December 31, 2024. NMIH also has access to $250 million of undrawn revolving credit capacity under the 2021 Revolving Credit Facility. See Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 5, Debt".
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
During the year ended December 31, 2023, NMIH repurchased 3.5 million shares of common stock at a total cost of $92.3 million, including associated costs and applicable taxes. As of December 31, 2023, NMIH had $176.9 million of repurchase authority remaining.
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
Under the 2021 Revolving Credit Facility, NMIH is required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of December 31, 2023, the applicable commitment fee was 0.30%. In January 2024, Moody's upgraded its insurance financial strength rating of NMIC and its rating of the Notes. As a result of the upgrade, the commitment fee due under the 2021 Revolving Credit Facility will be reduced to 0.225% in future periods.
We are subject to certain covenants under the 2021 Revolving Credit Facility. Under the 2021 Revolving Credit Facility, NMIH may not permit (i) our debt to total capitalization ratio to exceed 35% as of the last day of any fiscal quarter, (ii) the statutory capital of NMIC to be less than $1,290,314,825 as of the last day of any fiscal quarter, or (iii) our consolidated net worth to be, as of the last day of any fiscal quarter, less than the sum of (A) $1,047,808,462, plus (B) 50% of our cumulative consolidated net income for each fiscal quarter for which such consolidated net income is positive, plus (C) 50% of any increase in our consolidated net worth after September 30, 2021 resulting from certain issuances of equity by or capital contributions to NMIH or our subsidiaries. In addition, NMIC must remain at all times in compliance with all applicable "financial requirements" imposed pursuant to the PMIERs, subject to any allowed transition period or forbearance thereunder. The credit agreement for 2021 Revolving Credit Facility also prohibits, restricts or limits, among other things, NMIH's and its subsidiaries' ability to (i)

incur additional indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate and (vii) enter into transactions with affiliates, in each case subject to certain limitations, exceptions and qualifications as set forth in the credit agreement for 2021 Revolving Credit Facility. We were in compliance with all covenants at December 31, 2023.
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs. Under Wisconsin law, NMIC and Re One may pay dividends up to specified levels (i.e., "ordinary" dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts, or "extraordinary" dividends, are subject to the Wisconsin OCI's prior approval. Under Wisconsin insurance laws, an extraordinary dividend is defined as any payment or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the twelve-month period ending the preceding December 31. During the year ended December 31, 2023, NMIC paid a $98.0 million ordinary course dividend to NMIH. NMIC has the capacity to pay aggregate ordinary dividends of $96.3 million to NMIH during the twelve-month period ending December 31, 2024.
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
As an approved mortgage insurer and Wisconsin-domiciled carrier, NMIC is required to satisfy financial and/or capitalization requirements stipulated by each of the GSEs and the Wisconsin OCI. The financial requirements stipulated by the GSEs are outlined in the PMIERs. Under the PMIERs, NMIC must maintain available assets that are equal to or exceed a minimum risk-based required asset amount, subject to a minimum floor of $400 million. At December 31, 2023, NMIC reported $2,718 million available assets against $1,516 million risk-based required assets for a $1,202 million "excess" funding position.
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
As of December 31, 2023, NMIC had a RTC ratio of 11.4:1 with $29.0 billion of performing primary RIF, net of reinsurance, and $2.5 billion of total statutory capital, including contingency reserves. Re One has no risk in force remaining and no longer reports a RTC ratio.

NMIC's principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At December 31, 2023, NMIC had $2.4 billion of cash and investments, including $27.5 million of cash and cash equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended December 31, 2023, NMIC generated $333 million of cash flow from operations and received an additional $333 million of cash flow on the maturity, sale and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC's principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC's only use of cash that develops along an unscheduled path is claims payments. Given the general duration of the default to foreclosure to claim cycle and the potential availability of forbearance, foreclosure moratorium and other borrower assistance programs, we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.
Debt and Financial Strength Ratings
NMIC's financial strength is rated “A-” by Fitch Ratings (Fitch), “A3” by Moody's and “BBB+” by S&P. NMIH's Notes are rated “BBB+” by Fitch and “Baa3” by Moody's, and its long-term counter-party credit profile is “BB+” by S&P. The outlook for all ratings provided by Fitch, Moody's and S&P is stable.
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
Our investment portfolio is comprised entirely of fixed maturity instruments. As of December 31, 2023, the fair value of our investment portfolio was $2.4 billion and we held an additional $96.7 million of cash and cash equivalents. Pre-tax book yield on the investment portfolio for the year ended December 31, 2023 was 2.6%. Book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. The yield on our investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our holdings and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	December 31, 2023	December 31, 2022
Corporate debt securities	61%	60%
Municipal debt securities	25	23
U.S. treasury securities and obligations of U.S. government agencies	7	4
Cash, cash equivalents, and short-term investments	5	10
Asset-backed securities	2	3
Total	100%	100%

Investment portfolio ratings at fair value (1)	December 31, 2023	December 31, 2022
AAA (2)	9%	19%
AA (3)	34	25
A (3)	44	41
BBB (3)	13	15
BB (4)	—	—
Total	100%	100%
(1)    Excluding certain operating cash accounts.
(2)    The decline in the percentage of AAA-rated securities held at December 31, 2023 compared to December 31, 2022 primarily reflects the downgrade of U.S. government debt by Fitch during the intervening period.
(3)    Includes +/– ratings.
(4)    We held one security with a BB+ rating at December 31, 2023 and 2022, which is not identifiable in the table due to rounding.

All of our investments are rated by one or more nationally recognized statistical rating organizations. If three or more ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Investment Securities - Allowance for credit losses
We did not recognize an allowance for credit loss for any security in the investment portfolio as of December 31, 2023 or 2022, and we did not record any provision for credit loss for investment securities during the years ended December 31, 2023 or 2022.
As of December 31, 2023, the investment portfolio had gross unrealized losses of $184.3 million, of which $183.1 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2022, the investment portfolio had gross unrealized losses of $254.7 million, of which $218.5 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer.
We evaluated the securities in an unrealized loss position as of December 31, 2023, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our assessment of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of December 31, 2023 are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the unrealized losses on securities held as of December 31, 2023 were primarily driven by fluctuations in interest rates, and to a lesser extent, movements in credit spreads following the purchase of those securities.

Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries.
Our effective income tax rate on pre-tax income was 22.0%, 22.4% and 22.1% for the years ended December 31, 2023, 2022 and 2021, respectively. Our effective income tax rate may vary from the statutory tax rate in a given period due to the inclusions and exclusions of income and deductions for tax purposes. Inclusions of tax deductions may include tax benefits from excess share-based compensation for vested RSUs and exercised stock options; and exclusions from income may include the fair value fluctuation of our warrant liability.
At December 31, 2023, we had a federal net operating loss carryforward of $1.2 million, which expire in varying amounts in 2030 and 2031, and state net operating loss carryforwards of $136.5 million, which begin to expire in varying amounts in 2031. Our ability to utilize our remaining federal net operating loss carryforward is restricted by Section 382 of the Internal Revenue Code (IRC), which imposes annual limitations if there is an "ownership change." As a result of the acquisition of our insurance subsidiaries in 2012, $7.3 million of federal net operating losses were subject to annual limitations of $0.8 million through 2016, $0.5 million in 2017 and $0.3 million, thereafter, through 2028. Our remaining federal net operating loss carryforward balance is a result of this limitation.
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under Section 832(e) of the IRC, and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction. As of December 31, 2023, we held $235.3 million of tax and loss bonds in "Prepaid Federal Income Taxes" on our consolidated balance sheets.

We record a valuation allowance against the state net operating losses generated by NMIH as NMIH operates at a loss, and we do not expect to utilize such net deferred tax assets in the future. We continue to evaluate the realizability of our state net deferred tax asset position, and our examination of results through December 31, 2023 and review of future expectations support the continued application of a valuation allowance against such state net deferred tax assets.
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
The Inflation Reduction Act (IRA) enacted in August 2022 imposed, among other provisions, a 1% excise tax on the net value of stock repurchases made on or after January 1, 2023. As of December 31, 2023, $176.9 million of repurchase authority remained available under the share repurchase program authorized by our Board of Directors through December 31, 2025. We expect future repurchase amounts will be subject to the IRA excise tax as executed; however, we do not currently expect the excise tax or other provisions of the IRA to have a material impact on our financial condition or result of operations.
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

Premiums written on pool transactions are earned over the period that coverage is provided. Our pool insurance agreement with Fannie Mae expired on August 31, 2023 and we will not recognize any pool premiums written or earned in connection with the agreement in future periods.
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

It is possible that a relatively small change in our estimates for claim frequency or claim severity could have a material impact on our reserve position and our consolidated results of operations, even in a stable macroeconomic environment. At December 31, 2023, assuming all other estimates remain constant, a one percentage point increase/decrease in our average claim severity factor would cause approximately a +/- $0.9 million change in our reserve position, and a one percentage point increase/decrease in our average claim frequency factor cause approximately a +/- $3.4 million change in our reserve position.
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
We recognize an impairment on a security through the consolidated statements of operations and comprehensive income if (i) we intend to sell the impaired security; or (ii) it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis. If a sale is intended or likely to be required, we write down the amortized cost basis of the security to fair value and recognize the full amount of the impairment through the consolidated statements of operations and comprehensive income as a "Realized Investment Loss."
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
Deferred Policy Acquisition Costs (DAC)
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as DAC. DAC is reviewed periodically to determine that it does not exceed recoverable amounts. DAC is amortized to expense in proportion to estimated gross profits over the life of the associated policies. We revise the rate of amortization to reflect actual experience and changes to our persistency or loss development assumptions, and may accelerate or slow such rate in future periods as experience and future changes to estimates dictate. During the year ended December 31, 2023, we slowed the rate and recognized a $7.3 million reduction of DAC amortization due to improvement in the persistency of certain prior book years' insurance in-force tied to an increase in interest and mortgage note rates and decrease in the pace of mortgage refinancing activity during the period. During the year ended December 31, 2021, we accelerated the rate and recognized an additional $11.1 million of DAC amortization due to the significant increase in mortgage refinancing activity and material decline in persistency on certain prior book years' insurance in-force experienced during the period.

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
We manage market risk via a defined investment policy implemented by our treasury function with oversight from our Board's Risk Committee. Important drivers of our market risk exposure monitored and managed by us include but are not limited to:
•Changes to the level of interest rates. Increasing interest rates may reduce the value of certain fixed-rate bonds held in the investment portfolio. Higher rates may cause variable rate assets to generate additional income. Decreasing rates will have the reverse impact. Significant changes in interest rates can also affect persistency and claim rates of our insurance portfolio, and as a result we may determine that our investment portfolio needs to be restructured to better align it with future liabilities and claim payments. Such restructuring may cause investments to be liquidated when market conditions are adverse. Additionally, the changes in SOFR based interest rates affect the interest expense related to the Company's debt.
•Changes to the term structure of interest rates. Rising or falling rates typically change by different amounts along the yield curve. These changes may have unforeseen impacts on the value of certain assets.
•Market volatility/changes in the real or perceived credit quality of investments. Deterioration in the quality of investments, identified through changes to our own or third-party (e.g., rating agency or investment advisors) assessments, will reduce the value and potentially the liquidity of investments.
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
The carrying value of our investment portfolio as of December 31, 2023 and 2022 was $2.4 billion and $2.1 billion, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of December 31, 2023, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.96 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.96% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 3.97 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.97% in fair value of our fixed income portfolio.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of NMI Holdings, Inc.
NMI Holdings, Inc.
Emeryville, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NMI Holdings, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statements schedules listed in the accompanying index appearing under Part IV, Item 15 – Exhibits and Financial Statement Schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 14, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

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

Reserve for Insurance Claims and Claim Expenses

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated reserve for insurance claims and claim expenses balance was $124.0 million at December 31, 2023. The establishment of the insurance claims and claim expenses reserve is subject to inherent uncertainty and requires significant judgment by management. The insurance claims reserve is established by estimating: (i) claim severity which is the amount of the claim payment expected to be paid on each loan in default, (ii) claim frequency which is the number of loans in default expected to result in a claim payment, and (iii) the beneficial impact of assistance programs, such as forbearance, repayment, and modification options. The claim frequency is determined based on historical experience regarding certain loan factors. The claim severity and claim frequency estimates are also strongly influenced by current economic conditions including unemployment and the housing market.

We identified the Company’s estimation of the reserve for insurance claims and claim expenses as a critical audit matter. The principal consideration for our determination is the high degree of subjectivity in estimating claim severity, claim frequency and the beneficial impact of assistance programs. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized knowledge and skill needed.

The primary procedures we performed to address this critical audit matter included:

•Testing a sample of the underlying loans and claims data used in management’s insurance claims reserve calculations, which supported estimates of claim severity, claim frequency and the beneficial impact of assistance programs, by agreeing key characteristics of the underlying loans and claims data to source documents and data provided by third party loan servicers.

•Utilizing personnel with specialized knowledge and skill in actuarial methods to assist in: (i) evaluating the appropriateness of the methodology and the assumptions used by management and management’s specialist, including assessment of the reasonableness of changes in assumptions and inputs used in developing claim severity, claim frequency and the beneficial impact of assistance programs, (ii) developing an independent estimate of the reserve for insurance claims and claims expense using Company and historical mortgage industry data and comparing this independent estimate to management’s and management’s specialist’s estimated reserve and (iii) performing a retrospective review of the development of the prior year reserve estimate compared to current year actual results and continued estimated reserves.

/s/ BDO USA, P.C.
We have served as the Company's auditor since 2011.
San Francisco, California
February 14, 2024

NMI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $2,542,862 and $2,352,747 as of December 31, 2023 and December 31, 2022, respectively)	$2,371,021	$2,099,389
Cash and cash equivalents (including restricted cash of $1,338 and $2,176 as of December 31, 2023 and December 31, 2022, respectively)	96,689	44,426
Premiums receivable	76,456	69,680
Accrued investment income	19,785	14,144
Deferred policy acquisition costs, net	62,905	58,564
Software and equipment, net	30,252	31,930
Intangible assets and goodwill	3,634	3,634
Reinsurance recoverable	27,514	21,587
Prepaid federal income taxes	235,286	154,409
Other assets	16,965	18,267
Total assets	$2,940,507	$2,516,030

Liabilities
Debt	$397,595	$396,051
Unearned premiums	92,295	123,035
Accounts payable and accrued expenses	86,189	74,576
Reserve for insurance claims and claim expenses	123,974	99,836
Reinsurance funds withheld	1,421	2,674
Deferred tax liability, net	301,573	193,859
Other liabilities	11,456	12,272
Total liabilities	1,014,503	902,303
Commitments and contingencies (see Note 14)

Shareholders' equity
Common stock - class A shares, $0.01 par value; 87,334,138 shares issued and 80,881,280 shares outstanding as of December 31, 2023 and 86,472,742 shares issued and 83,549,879 shares outstanding as of December 31, 2022 (250,000,000 shares authorized)	873	865
Additional paid-in capital	990,816	972,717
Treasury stock, at cost: 6,452,858 and 2,922,863 common shares as of December 31, 2023 and December 31, 2022, respectively	(148,921)	(56,575)
Accumulated other comprehensive loss, net of tax	(139,917)	(204,323)
Retained earnings	1,223,153	901,043
Total shareholders' equity	1,926,004	1,613,727
Total liabilities and shareholders' equity	$2,940,507	$2,516,030

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended December 31,
	2023	2022	2021
	(In Thousands, except for per share data)
Revenues
Net premiums earned	$510,768	$475,266	$444,294
Net investment income	67,512	46,406	38,072
Net realized investment (losses) gains	(33)	481	729
Other revenues	756	1,192	1,977
Total revenues	579,003	523,345	485,072
Expenses
Insurance claims and claim expenses (benefits)	22,618	(3,594)	12,305
Underwriting and operating expenses	110,699	117,490	142,303
Service expenses	771	1,094	2,509
Interest expense	32,212	32,163	31,796
Gain from change in fair value of warrant liability	—	(1,113)	(566)
Total expenses	166,300	146,040	188,347

Income before income taxes	412,703	377,305	296,725
Income tax expense	90,593	84,403	65,595
Net income	$322,110	$292,902	$231,130

Earnings per share
Basic	$3.91	$3.45	$2.70
Diluted	$3.84	$3.39	$2.65

Weighted average common shares outstanding
Basic	82,407	84,921	85,620
Diluted	83,854	85,999	86,885

Net income	$322,110	$292,902	$231,130
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) in accumulated other comprehensive income, net of tax expense (benefit) of $17,113, $(54,608) and $(13,768) for each of the years in the three-year period ended December 31, 2023, respectively	64,380	(205,428)	(51,795)
Reclassification adjustment for realized losses (gains) included in net income, net of tax (benefit) expense of $(7), $101 and $153 for each of the years in the three-years ended December 31, 2023, respectively	26	(380)	(576)
Other comprehensive income (loss), net of tax	64,406	(205,808)	(52,371)
Comprehensive income	$386,516	$87,094	$178,759

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock - Class A		Additional Paid-in Capital	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2020	85,163	$852	$937,872	$—	$53,856	$377,011	$1,369,591
Common stock: class A shares issued related to warrant exercises	86	1	1,982	—	—	—	1,983
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	544	5	(1,230)	—	—	—	(1,225)
Share-based compensation expense	—	—	16,678	—	—	—	16,678
Change in unrealized investment gains/losses, net of tax benefit of $13,921	—	—	—	—	(52,371)	—	(52,371)
Net income	—	—	—	—	—	231,130	231,130
Balances, December 31, 2021	85,793	$858	$955,302	$—	$1,485	$608,141	$1,565,786
Common stock: class A shares issued related to warrant exercises	84	1	1,767	—	—	—	1,768
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	596	6	223	—	—	—	229
Repurchase of common stock	(2,923)	—	—	(56,575)	—	—	(56,575)
Share-based compensation expense	—	—	15,425	—	—	—	15,425
Change in unrealized investment gains/losses, net of tax benefit of $54,709	—	—	—	—	(205,808)	—	(205,808)
Net income	—	—	—	—	—	292,902	292,902
Balances, December 31, 2022	83,550	$865	$972,717	$(56,575)	$(204,323)	$901,043	$1,613,727
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	861	8	1,185	—	—	—	1,193
Repurchase of common stock	(3,530)	—	—	(92,346)	—	—	(92,346)
Share-based compensation expense	—	—	16,914	—	—	—	16,914
Change in unrealized investment gains/losses, net of tax expense of $17,120	—	—	—	—	64,406	—	64,406
Net income	—	—	—	—	—	322,110	322,110
Balances, December 31, 2023	80,881	$873	$990,816	$(148,921)	$(139,917)	$1,223,153	$1,926,004

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2023	2022	2021
Cash flows from operating activities	(In Thousands)
Net income	$322,110	$292,902	$231,130
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment loss (gains)	33	(481)	(729)
Gain from change in fair value of warrant liability	—	(1,113)	(566)
Depreciation and amortization	11,541	11,870	11,232
Net amortization of premium on investment securities	481	5,721	6,733
Amortization of debt discount and debt issuance costs	1,961	1,846	1,861
Deferred income taxes	90,593	84,393	65,510
Share-based compensation expense	16,914	15,425	16,678
Changes in operating assets and liabilities:
Premiums receivable	(6,776)	(9,322)	(10,579)
Accrued investment income	(5,641)	(2,244)	(2,038)
Deferred policy acquisition costs, net	(4,341)	1,020	2,641
Reinsurance recoverable	(5,927)	(1,267)	(2,712)
Prepaid federal income taxes	(80,877)	(65,165)	(42,853)
Other assets	(316)	236	(218)
Unearned premiums	(30,740)	(16,202)	20,420
Reserve for insurance claims and claim expenses	24,138	(3,715)	12,984
Reinsurance balances, net	(859)	(1,904)	(683)
Accounts payable and accrued expenses	10,389	1,394	16,908
Net cash provided by operating activities	342,683	313,394	325,719
Cash flows from investing activities
Purchase of short-term investments	(166,224)	(313,926)	(10,640)
Purchase of fixed-maturity investments, available-for-sale	(488,562)	(233,586)	(514,405)
Proceeds from maturity of short-term investments	320,545	151,635	—
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	143,613	116,663	163,103
Additions to software and equipment	(9,372)	(10,572)	(12,238)
Net cash used in investing activities	(200,000)	(289,786)	(374,180)
Cash flows from financing activities
Proceeds from issuance of common stock related to employee equity plans	10,549	5,442	4,201
Proceeds from issuance of common stock related to warrant exercises	—	518	503
Taxes paid related to net share settlement of equity awards	(9,356)	(5,213)	(5,426)
Payments of debt issuance costs	—	—	(1,108)
Repurchases of common stock	(91,613)	(56,575)	—
Net cash used in financing activities	(90,420)	(55,828)	(1,830)

Net increase (decrease) in cash, cash equivalents and restricted cash	52,263	(32,220)	(50,291)
Cash, cash equivalents and restricted cash, beginning of period	44,426	76,646	126,937
Cash, cash equivalents and restricted cash, end of period	$96,689	$44,426	$76,646

Supplemental disclosures of cash flow information
Interest paid	$29,500	$29,500	$29,500
Income taxes (paid) refunded	(20)	20	457

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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
NMIC, our primary insurance subsidiary, issued its first mortgage insurance policy in April 2013. NMIC is licensed to write mortgage insurance in all 50 states and the District of Columbia (D.C.). Re One historically provided reinsurance coverage to NMIC in accordance with certain statutory risk retention requirements. Such requirements have been repealed and the reinsurance coverage provided by Re One to NMIC has been commuted. Re One remains a wholly-owned, licensed insurance subsidiary; however, it does not currently have active insurance exposures. In August 2015, NMIH capitalized a wholly-owned subsidiary, NMI Services, Inc. (NMIS), through which we offer outsourced loan review services to mortgage loan originators. We operate as a single segment for the purposes of assessing performance and making operating decisions.
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
Premiums written on pool transactions are earned over the period that coverage is provided. Our pool insurance agreement with Fannie Mae expired on August 31, 2023 and we will not recognize any pool premiums written or earned in connection with the agreement in future periods.
Concentrations
For the years ended December 31, 2023, 2022 and 2021, no customer accounted for more than 10% of our consolidated revenues. At December 31, 2023, 2022 and 2021 approximately 10%, 11% and 10%, respectively, of our total risk-in-force (RIF) was concentrated in California.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
We have elected to present accrued interest receivable separately from available for sale securities on our consolidated balance sheets. Accrued interest receivable was $19.8 million and $14.1 million as of December 31, 2023 and 2022, respectively, and is included in "Accrued Investment Income." We have elected not to measure an allowance for credit losses for accrued interest receivable on available for sale securities. Accrued interest for available for sale securities is written off against interest income when the receivable has aged 90 days past due. We did not write off any accrued interest receivable during the years ended December 31, 2023, 2022 or 2021.
We consider items such as U.S. Treasury Bills and commercial paper with original maturities of 12 months or less to be short-term investments.
Deferred Policy Acquisition Costs (DAC)
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as DAC. DAC is reviewed periodically to determine that it does not exceed recoverable amounts. DAC is amortized to expense in proportion to estimated gross profits over the life of the associated policies. We revise the rate of amortization to reflect actual experience and any changes to persistency or loss development. Total amortization of DAC for the years ended December 31, 2023, 2022 and 2021, net of a portion of the ceding commissions earned under our quota share reinsurance agreements (see "Reinsurance", below), was $3.6 million, $11.9 million and $22.8 million, respectively.
Premium Deficiency Reserves
We consider whether a premium deficiency exists and a premium deficiency reserve is required at each fiscal quarter using best estimate assumptions as of the testing date. A premium deficiency reserve is established if the net present value of expected future claim costs, claim adjustment expenses, policyholder dividends, unamortized acquisition costs and maintenance costs exceeds the net present value of expected future premiums, anticipated investment income and existing reserves for a specified group of policies. We have determined that no premium deficiency reserves were necessary for any of the years in the three-year period ended December 31, 2023.
Reinsurance
We cede insurance risk through the use of reinsurance contracts and follow reinsurance accounting for those transactions where significant risk is transferred. We account for premiums, claims and claim expenses that are ceded to reinsurers on basis consistent with that which we use to account for the original policies we issue and pursuant to the terms of our reinsurance contracts. We account for premiums ceded or otherwise paid to reinsurers as a reduction to premium revenue.
NMIC entered into quota share reinsurance treaties effective September 1, 2016 (the 2016 QSR Transaction), January 1, 2018 (the 2018 QSR Transaction), April 1, 2020 (the 2020 QSR Transaction and, as amended January 1, 2024, the Amended 2020 QSR Transaction), January 1, 2021 (the 2021 QSR Transaction), October 1, 2021 (the 2022 QSR Transaction), July 1, 2022 (the 2022 Seasoned QSR Transaction), and January 1, 2023 (the 2023 QSR Transaction), which we refer to collectively as the QSR Transactions. We earn profit and ceding commissions in connection with the QSR Transactions (see Note 6, "Reinsurance"). Profit commissions represent a percentage of the profits recognized by reinsurers that are returned to us, based on the level of claims and claim expenses that we cede. We recognize any profit commissions we earn as a decrease to ceded earned premiums. Ceding commissions are calculated as a percentage of ceded written premiums under the 2016 QSR Transaction and as a percentage of ceded earned premiums under the 2018, 2020 (and Amended 2020), 2021, 2022, 2022 Seasoned and 2023 QSR Transactions, and are intended to cover our costs of acquiring and servicing direct policies. We recognize any ceding commissions generated under the QSR Transactions in a manner consistent with our recognition of earnings on the underlying reinsured policies. We account for ceding commissions earned as a reduction to underwriting and operating expenses.
Under the QSR Transactions, we cede a portion of claims and claim expenses and reserves to our reinsurers, and account for such ceded reserves as "Reinsurance Recoverables" on the consolidated balance sheets and such ceded expenses as reductions to claims and claim expenses on the consolidated statements of operations. As of December 31, 2023 and 2022, we had $27.5 million and $21.6 million, respectively, of reinsurance recoverables under the QSR Transactions. We remain directly liable for all claim payments if we are unable to collect the recoverables due from our reinsurers and, as such, we actively monitor and manage our counterparty credit exposure to our reinsurance providers. We establish an allowance for expected credit loss against our reinsurance recoverables if we do not expect to recover amounts due from one or more of our reinsurance counterparties, and report our reinsurance recoverables net of such allowance, if any. We actively monitor the counterparty credit profiles of our reinsurers and each is required to partially collateralize its obligations under the terms of our QSR Transactions. The allowance for credit loss established with respect to our reinsurance recoverables was deemed immaterial as of December 31, 2023 and 2022.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
Variable Interest Entities
NMIC is a party to excess-of-loss reinsurance agreements with Oaktown Re III Ltd., Oaktown Re V Ltd., Oaktown Re VI Ltd., and Oaktown Re VII Ltd. (special purpose reinsurance entities collectively referred to as the Oaktown Re Vehicles) effective July 30, 2019, October 29, 2020, April 27, 2021, and October 26, 2021, respectively. At inception of the respective reinsurance agreements, we determined that each of the Oaktown Re Vehicles was a variable interest entity (VIE), as defined under GAAP Accounting Standards Codification (ASC) 810, because they did not have sufficient equity at risk to finance their respective activities. We evaluated the VIEs at inception to determine whether NMIC was the primary beneficiary under each deal and, if so, whether we were required to consolidate the assets and liabilities of each VIE. The primary beneficiary of a VIE is an enterprise that (1) has the power to direct the activities of the VIE, which most significantly impact its economic performance and (2) has significant economic exposure to the VIE, i.e., the obligation to absorb losses or receive benefits that could potentially be significant. The determination of whether an entity is the primary beneficiary of a VIE is complex and requires management judgment regarding determinative factors, including the expected results of the VIE and how those results are absorbed by beneficial interest holders, as well as which party has the power to direct activities that most significantly impact the performance of the VIE. We concluded that we are not the primary beneficiary of each VIE and, as such, we do not consolidate them in our consolidated financial statements.
See Note 6, "Reinsurance" for further discussion of the reinsurance arrangements.
Income Taxes
We account for income taxes using the liability method in accordance with ASC Topic 740, Income Taxes. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that would result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statements of operations.
We purchase non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the Treasury Department in order to claim a tax deduction for our contingency reserve balance. The tax and loss bonds are carried at cost and are reported as "Prepaid Federal Income Taxes" on the consolidated balance sheets.
See Note 10, "Income Taxes", for further discussion of the tax and loss bonds and other income tax matters.

Share-Based Compensation
We account for stock compensation in accordance with ASC 718, Compensation - Stock Compensation, which addresses accounting for share-based awards and recognition of compensation expense, measured using grant date fair value, over the requisite service or performance period of the award. Share-based compensation includes restricted stock units (RSUs) and stock option grants under our stock incentive plans. We calculate the fair value of stock option grants using a Black-Scholes option pricing model, which takes into account various subjective assumptions. Key assumptions used in the model include the expected volatility of our stock price, dividend yield and the risk-free interest rate, as well as the expected option term, giving consideration to the contractual terms of any award. We use the simplified method to estimate expected option term during the period as sufficient historical exercise data is not available. RSU grants may contain a service condition, or performance and service conditions. RSU grants are valued at our stock price on the date of grant less the present value of anticipated dividends, and we recognize their fair value as compensation expense over their requisite service or performance and service periods. We account for stock option and RSU forfeitures as they occur. Share-based compensation is recorded in “Underwriting and Operating Expenses” on the consolidated statements of operations and comprehensive income.

Earnings Per Share (EPS)
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and common share equivalents that would be issuable upon the vesting of existing service-based and certain performance and service-based RSUs, and exercise of vested and unvested stock options and outstanding warrants. Common share equivalents are excluded from EPS computations in the periods in which they have an anti-dilutive effect.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
Share Repurchases
Common stock repurchases are recorded at cost and presented as “Treasury Stock” on the consolidated balance sheets and statements of changes in shareholders’ equity. At the date of repurchase, shareholders’ equity is reduced by the aggregate repurchase price plus commissions, applicable taxes and other expenses that arise from the repurchase transaction.
Cash and Cash Equivalents
We consider items such as U.S. Treasury Bills, certificates of deposit and money market funds with original maturities of 90 days or less to be cash equivalents.
Software and Equipment
We capitalize certain costs associated with the development of internal-use software and equipment. Software and equipment are stated at cost, less accumulated amortization and depreciation. Amortization of software and depreciation of equipment commences at the beginning of the month following our placement of the assets into use. Amortization and depreciation are calculated on a straight-line basis over the estimated useful life of the respective assets, typically from three to five years, unless factors indicate a shorter useful life. We amortize leasehold improvements over the shorter of the lives of the leases or estimated service lives of the leasehold improvements. Amortization and depreciation expense is recorded in “Underwriting and Operating Expenses” on the consolidated statements of operations and comprehensive income. For further detail, see Note 11, “Software and Equipment.”
Leases
We recognize right-of-use (ROU) assets and corresponding lease liabilities for our lease arrangements. Lease liabilities are established based on the estimated present value of lease payments over the relevant lease term. We estimate a discount rate for each lease based on our estimated incremental borrowing rate at the commencement date of the relevant lease, taking into consideration the cost of any outstanding collateralized borrowings we have at such time with adjustment for the terms of the lease agreement, and prevailing market conditions and macroeconomic factors at the time of its commencement. ROU assets are measured as the associated lease liability plus any direct costs incurred in connection with the initial establishment of the lease, less any lease incentives received.
Business Combinations, Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired from a business combination. In accordance with ASC 350, Intangibles – Goodwill and Other, we test goodwill for impairment annually or more frequently if we believe indicators of impairment exist. We have not identified any impairments of goodwill through December 31, 2023.
Our intangible assets consist of state licenses and Fannie Mae and Freddie Mac (collectively, the GSEs) applications which have indefinite lives. We test indefinite-lived intangible assets for impairment annually or more frequently if we believe indicators of impairment exist. We have not identified any impairments of indefinite-lived intangible assets through December 31, 2023.
Premiums Receivable
Premiums receivable consists of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the associated receivable is written off against earned premium and the related insurance policy is canceled. We recognize an allowance for credit losses for premiums receivable based on credit losses expected to arise over the life of the receivable. Due to the nature of our insurance policies (a necessary precondition for access to mortgage credit for covered borrowers) and the short duration of the related receivables, we do not typically experience credit losses against our premium receivables and the allowance for credit loss established on premium receivables was deemed immaterial at December 31, 2023 and 2022.
Premiums receivable may be written off prior to 120 days in the ordinary course of business for non-credit events including, but not limited to, the modification or refinancing of an underlying insured loan. We established a $2.7 million and $2.3 million reserve for premium write-offs at December 31, 2023 and 2022, respectively.
Other Revenues
Other revenues represent underwriting fee revenue from our subsidiary, NMIS, which provides outsourced loan review

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
services to mortgage loan originators. NMIS fees are earned and recognized as services are provided.
Recent Accounting Pronouncements – Adopted
In August 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (Topic 944). The update provides guidance to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. The FASB subsequently issued ASU 2019-09 in November 2019 and ASU 2020-11 in November 2020, which amended the effective date for this standard and provided transition relief to facilitate early application for long duration contracts. The standard will now take effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. We adopted this ASU on January 1, 2023 and determined it did not have a material impact on our consolidated financial statements as none of our contracts were within scope of the update.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The update provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. Reference rate reform refers to the global transition away from referencing the London Interbank Offered Rate (LIBOR) in financial contracts. Topic 848 includes optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This standard may be elected and applied prospectively over time from March 12, 2020 through December 31, 2022 as reference rate reform activities occur. In December 2022, the FASB issued ASU 2022-06, which extended the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. We adopted Topic 848 on September 30, 2023 and determined it did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements – Not yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The update expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard will take effect for all public business entities, including those that have only a single reportable segment for fiscal years beginning after December 15, 2023. We are currently evaluating the impact the adoption of this ASU will have, if any, on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The update enhances the disclosure requirements related to tax rate reconciliations and income taxes paid. The standard will take effect for public business entities for fiscal years beginning after December 15, 2025. Early adoption is permitted. We are currently evaluating the impact the adoption of this ASU will have, if any, on our consolidated financial statements.
3. Investments
We hold all investments on an available-for-sale basis at fair value on our consolidated balance sheets and evaluate each position quarterly for impairment. We recognize an impairment on a security through the statement of operations if (i) we intend to sell the impaired security; or (ii) it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis. If a sale is intended or likely to be required, we recognize an impairment loss equivalent to the difference of the amortized cost basis of the security and its fair value through the consolidated statements of operations and comprehensive income as a “Net Realized Investment Loss.” In the event of an impairment of a security that we intend to and have the ability to hold to maturity, we evaluate the drivers of the impairment to determine the portion that is credit related and the portion that is non-credit related. The portion of impairment loss that is attributed to credit related factors is recognized through the statement of operations as a provision for credit loss and the portion that is attributed to non-credit related factors is recognized in other comprehensive income, net of taxes.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
    Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2023	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$164,278	$3,374	$(1,264)	$166,388
Municipal debt securities	678,339	1,253	(58,462)	621,130
Corporate debt securities	1,624,187	7,868	(120,576)	1,511,479
Asset-backed securities	52,242	1	(4,032)	48,211
Total bonds	2,519,046	12,496	(184,334)	2,347,208
Short-term investments	23,816	2	(5)	23,813
Total investments	$2,542,862	$12,498	$(184,339)	$2,371,021

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2022	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$82,301	$—	$(2,369)	$79,932
Municipal debt securities	563,972	—	(80,796)	483,176
Corporate debt securities	1,457,589	1,149	(165,096)	1,293,642
Asset-backed securities	74,762	—	(6,204)	68,558
Total bonds	2,178,624	1,149	(254,465)	1,925,308
Short-term investments	174,123	185	(227)	174,081
Total investments	$2,352,747	$1,334	$(254,692)	$2,099,389
We did not own any mortgage-backed securities in our asset-backed securities portfolio at December 31, 2023 or 2022.
The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Financial	35%	38%
Consumer	26	24
Utilities	13	11
Industrial	9	8
Communications	9	11
Technology	8	8
Total	100%	100%
As of December 31, 2023 and 2022, approximately $5.3 million and $5.4 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair value of available-for-sale securities as of December 31, 2023 and 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

As of December 31, 2023	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$191,375	$189,729
Due after one through five years	1,237,192	1,162,259
Due after five through ten years	1,050,989	959,633
Due after ten years	11,064	11,189
Asset-backed securities	52,242	48,211
Total investments	$2,542,862	$2,371,021

As of December 31, 2022	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$271,613	$270,428
Due after one through five years	935,615	862,747
Due after five through ten years	1,047,461	875,947
Due after ten years	23,296	21,709
Asset-backed securities	74,762	68,558
Total investments	$2,352,747	$2,099,389
Aging of Unrealized Losses
    As of December 31, 2023, the investment portfolio had gross unrealized losses of $184.3 million, of which $183.1 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2022, the investment portfolio had gross unrealized losses of $254.7 million, of which $218.5 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2023		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	8	$5,022	$(62)	17	$72,003	$(1,202)	25	$77,025	$(1,264)
Municipal debt securities	14	56,280	(502)	217	467,098	(57,960)	231	523,378	(58,462)
Corporate debt securities	13	56,039	(705)	266	1,150,662	(119,871)	279	1,206,701	(120,576)
Asset-backed securities	—	—	—	23	47,426	(4,032)	23	47,426	(4,032)
Short-term investments	1	9,925	(5)	—	—	—	1	9,925	(5)
Total	36	$127,266	$(1,274)	523	$1,737,189	$(183,065)	559	$1,864,455	$(184,339)

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2022		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	19	$77,164	$(2,260)	4	$2,768	$(109)	23	$79,932	$(2,369)
Municipal debt securities	57	143,097	(12,942)	181	340,079	(67,854)	238	483,176	(80,796)
Corporate debt securities	141	434,174	(19,699)	168	790,537	(145,397)	309	1,224,711	(165,096)
Asset-backed securities	12	13,527	(1,097)	14	55,031	(5,107)	26	68,558	(6,204)
Short-term investments	12	104,236	(227)	—	—	—	12	104,236	(227)
Total	241	$772,198	$(36,225)	367	$1,188,415	$(218,467)	608	$1,960,613	$(254,692)

Allowance for Credit Losses
As of December 31, 2023 and 2022, we did not recognize an allowance for credit loss for any security in the investment portfolio and we did not record any provision for credit loss for investment securities during the years ended December 31, 2023 or 2022.
We evaluated the securities in an unrealized loss position as of December 31, 2023, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our assessment of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of December 31, 2023 are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the unrealized losses on securities held as of December 31, 2023 were primarily driven by fluctuations in interest rates, and to a lesser extent, movements in credit spreads following the purchase of those securities.
Net Investment Income
The following table presents the components of net investment income:

	For the years ended December 31,
	2023	2022	2021
	(In Thousands)
Investment income (1)	$68,214	$47,720	$39,385
Investment expenses	(702)	(1,314)	(1,313)
Net investment income	$67,512	$46,406	$38,072
(1)    Includes interest income recognized on cash and cash equivalents of $2.3 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively. Interest income recognized on cash and cash equivalents was de minimis for the year ended December 31, 2021.

The following table presents the components of net realized investment (losses) gains:

	For the years ended December 31,
	2023	2022	2021
	(In Thousands)
Gross realized investment gains	$—	$490	$729
Gross realized investment losses	(33)	(9)	—
Net realized investment (losses) gains	$(33)	$481	$729

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
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
Level 1 – Fair value measurements based on quoted prices in active markets that we have the ability to access for identical assets or liabilities. Market price data generally is obtained from exchange or dealer markets. We do not adjust the quoted price for such instruments.
Level 2 – Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.
Level 3 – Fair value measurements based on valuation techniques that use significant inputs that are unobservable. Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. The circumstances for using these measurements include those in which there is little, if any, market activity for the asset or liability. Therefore, we must make certain assumptions, which require significant management judgment or estimation about the inputs a hypothetical market participant would use to value that asset or liability.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2023	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$166,388	$—	$—	$166,388
Municipal debt securities	—	621,130	—	621,130
Corporate debt securities	—	1,511,479	—	1,511,479
Asset-backed securities	—	48,211	—	48,211
Cash, cash equivalents and short-term investments	120,502	—	—	120,502
Total assets	$286,890	$2,180,820	$—	$2,467,710

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2022	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$79,932	$—	$—	$79,932
Municipal debt securities	—	483,176	—	483,176
Corporate debt securities	—	1,293,642	—	1,293,642
Asset-backed securities	—	68,558	—	68,558
Cash, cash equivalents and short-term investments	218,507	—	—	218,507
Total assets	$298,439	$1,845,376	$—	$2,143,815
There were no transfers between Level 2 and Level 3 of the fair value hierarchy during the years ended December 31, 2023 or 2022.
Financial Instruments Not Measured at Fair Value
On June 19, 2020, we issued $400 million aggregate principal amount of senior secured notes that mature on June 1, 2025 (the Notes) and used a portion of the proceeds from the Notes offering to repay amounts due under our then outstanding $150 million term loan. At December 31, 2023, the Notes were carried at a cost of $397.6 million, net of unamortized debt issuance costs of $2.4 million, and had a fair value of $401.9 million as assessed under our Level 2 hierarchy. At December 31, 2022, the Notes were carried at a cost of $396.1 million, net of unamortized debt issuance costs of $3.9 million, and had a fair value of $405.9 million.
5. Debt
Senior Secured Notes
At December 31, 2023, we had $400 million aggregate principal amount of senior secured notes outstanding. The Notes were issued pursuant to an indenture dated June 19, 2020 and bear interest at a rate of 7.375%, payable semi-annually on June 1 and December 1.
The Notes mature on June 1, 2025. We may elect to redeem the Notes in whole or in part at any time prior to March 1, 2025 at a price based on 100% of the aggregate principal amount of any Notes redeemed plus the “Applicable Premium,” plus accrued and unpaid interest thereon. Applicable Premium is defined as the greater of (1) 1.0% of the principal amount of the Notes, or (2) the excess of the present value of the principal value of the Notes plus all future interest payments over the principal

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
amount. We may elect to redeem the Notes in whole or in part at any time prior to March 1, 2025 at a price equal to 100% of the aggregate principal amount of the Notes to be redeemed plus accrued and unpaid interest thereon.
Interest expense for the Notes includes interest and the amortization of capitalized debt issuance costs. In connection with the Notes offering, we recorded capitalized debt issuance costs of $7.4 million. Such amounts will be amortized over the contractual life of the Notes using the effective interest method. The effective interest rate on the Notes is 7.825%. At December 31, 2023 and 2022, approximately $2.4 million and $3.9 million, respectively, of unamortized debt issuance costs remained.
At December 31, 2023 and 2022, $2.5 million of accrued and unpaid interest on the Notes was included in “Accounts Payable and Accrued Expenses” on the consolidated balance sheets.
2021 Revolving Credit Facility
On November 29, 2021, we amended our $110 million senior secured revolving credit facility (the 2020 Revolving Credit Facility and as amended, the 2021 Revolving Credit Facility), expanding the lender group, increasing the revolving capacity to $250 million, and extending the maturity from February 22, 2023 to the earlier of (x) November 29, 2025, or (y) if any existing senior secured notes remain outstanding on such date, February 28, 2025. Borrowings under the 2021 Revolving Credit Facility may be used for general corporate purposes, including to support the growth of our new business production and operations, and accrue interest at a variable rate equal to, at our discretion, (i) a Base Rate (as defined in the 2021 Revolving Credit Facility) subject to a floor of 1.00% per annum plus a margin of 0.375% to 1.875% per annum, or (ii) the Adjusted Term Secured Overnight Financing Rate (as defined in the 2021 Revolving Credit Facility) plus a margin of 1.375% to 2.875% per annum, with the margin in each of (i) or (ii) based on our applicable corporate credit rating at the time. As of December 31, 2023 and 2022, no amounts were drawn under the 2021 Revolving Credit Facility.
Under the 2021 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of December 31, 2023, the applicable commitment fee was 0.30%. For the years ended December 31, 2023, 2022 and 2021, we recorded $0.8 million, $0.8 million and $0.4 million of commitment fees in interest expense, respectively. In January 2024, Moody's upgraded its insurance financial strength rating of NMIC and its rating of the Notes. As a result of the upgrade, the commitment fee due under the 2021 Revolving Credit Facility will be reduced to 0.225% in future periods.
We incurred debt issuance costs of $1.1 million in connection with the 2021 Revolving Credit Facility and had $0.6 million of unamortized debt issuance costs associated with the 2020 Revolving Credit Facility remaining at the time of its amendment and replacement. Combined unamortized debt issuance costs are amortized through interest expense on a straight-line basis over the contractual life of the 2021 Revolving Credit Facility. At December 31, 2023 and 2022, remaining unamortized deferred debt issuance costs were $0.8 million and $1.2 million, respectively, in “Other Assets” on our consolidated balance sheets.
We are subject to certain covenants under the 2021 Revolving Credit Facility, including, but not limited to, the following: a maximum debt-to-total capitalization ratio of 35%, compliance with the private mortgage insurer eligibility requirements (PMIERs) financial requirements (subject to any GSE approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants at December 31, 2023.
6. Reinsurance
We enter into third-party reinsurance transactions to actively manage our risk, ensure compliance with PMIERs, state regulatory and other applicable capital requirements, (respectively, as defined therein), and support the growth of our business. The Wisconsin Office of the Commissioner of Insurance (Wisconsin OCI) has approved and the GSEs have indicated their non-objection to all such transactions (subject to certain conditions and ongoing review).

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the years ended December 31,
	2023	2022	2021
	(In Thousands)
Net premiums written
Direct	$619,670	$577,926	$557,050
Ceded (1)	(139,130)	(117,680)	(88,539)
Net premiums written	$480,540	$460,246	$468,511

Net premiums earned
Direct	$650,411	$594,127	$536,630
Ceded (1)	(139,643)	(118,861)	(92,336)
Net premiums earned	$510,768	$475,266	$444,294
(1)    Net of profit commission.
Excess-of-loss Reinsurance
Insurance-Linked Notes
NMIC is a party to reinsurance agreements with Oaktown Re III Ltd., Oaktown Re V Ltd., Oaktown Re VI Ltd., and Oaktown Re VII Ltd. (special purpose reinsurance entities collectively referred to as the Oaktown Re Vehicles) effective July 30, 2019, October 29, 2020, April 27, 2021, and October 26, 2021, respectively. Each agreement provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the respective Oaktown Re Vehicle then provides second layer loss protection up to a defined reinsurance coverage amount. NMIC then retains losses in excess of the respective reinsurance coverage amounts.
NMIC makes risk premium payments to the Oaktown Re Vehicles for the applicable outstanding reinsurance coverage amount and pays an additional amount for anticipated operating expenses (capped at $250 thousand per year). NMIC ceded aggregate premiums to the Oaktown Re Vehicles of $31.1 million, $41.9 million and $41.3 million during the years ended December 31, 2023, 2022 and 2021, respectively.
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to the Oaktown Re Vehicles during the years ended December 31, 2023, 2022 and 2021, as the aggregate first layer risk retention for each applicable agreement was not exhausted during such periods.
Under the terms of each excess-of-loss reinsurance agreement, the Oaktown Re Vehicles are required to fully collateralize their outstanding reinsurance coverage amount to NMIC with funds deposited into segregated reinsurance trusts. Such trust funds are required to be invested in short-term U.S. Treasury money market funds at all times. Each Oaktown Re Vehicle financed its respective collateral requirement through the issuance of mortgage insurance-linked notes to unaffiliated investors. Such insurance-linked notes mature ten years (in the case of the notes issued by Oaktown Re III Ltd. and Oaktown Re V Ltd.) and 12.5 years (in the case of the notes issued by Oaktown Re VI Ltd. and Oaktown Re VII Ltd.) from the inception date of their associated reinsurance agreement. We refer to NMIC’s reinsurance agreements with and the insurance-linked note issuances by Oaktown Re Vehicles individually as the 2019 ILN Transaction, 2020-2 ILN Transaction, 2021-1 ILN Transaction, and 2021-2 ILN Transaction, and collectively as the ILN Transactions.
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease (over a ten-year period in the case of Oaktown Re III Ltd. and Oaktown Re V Ltd. and 12.5-year period in the case of Oaktown Re VI Ltd. and Oaktown Re VII Ltd.) as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled. As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction noteholders as amortization of the outstanding insurance-linked note principal balances. The outstanding reinsurance coverage amounts stop amortizing, and the distribution of collateral assets to ILN Transaction noteholders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event). At December 31, 2023, the 2019 ILN Transaction was deemed to be in Lock-Out due to the default experience of its underlying pool.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
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
Effective July 25, 2023, NMIC exercised its optional call to terminate and commute its previously outstanding excess of loss reinsurance agreement with Oaktown Re II Ltd. In connection with the termination and commutation of the agreement, the insurance-linked notes issued by Oaktown Re II Ltd. were redeemed in full with a distribution of remaining collateral assets.
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding ILN Transaction. Current amounts are presented as of December 31, 2023.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2019 ILN Transaction	July 30, 2019	6/1/2018 – 6/30/2019	$326,905	$159,476	$123,424	$121,751
2020-2 ILN Transaction	October 29, 2020	4/1/2020 – 9/30/2020 (2)	242,351	55,792	121,777	121,177
2021-1 ILN Transaction	April 27, 2021	10/1/2020 – 3/31/2021 (3)	367,238	217,630	163,708	163,394
2021-2 ILN Transaction	October 26, 2021	4/1/2021 – 9/30/2021 (4)	363,596	310,567	146,229	145,858
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

Under the terms of our ILN Transactions, we are required to maintain a certain level of restricted funds in premium deposit accounts with Bank of New York Mellon until the respective notes have been redeemed in full. “Cash and Cash Equivalents” on our consolidated balance sheets includes restricted amounts of $1.3 million and $2.2 million as of December 31, 2023 and 2022, respectively. The restricted balances required under these transactions will decline over time as the outstanding principal balance of the respective insurance-linked notes are amortized.
Traditional Reinsurance
NMIC is party to five excess-of-loss reinsurance agreements with broad panels of third-party reinsurers – the 2022-1 XOL Transaction, effective April 1, 2022, the 2022-2 XOL Transaction, effective July 1, 2022, the 2022-3 XOL Transaction, effective October 1, 2022, the 2023-1 XOL Transaction, effective January 1, 2023, and the 2023-2 XOL Transaction, effective July 1, 2023 – which we refer to collectively as the XOL Transactions. Each XOL Transaction provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the reinsurers then provide second layer loss protection up to a defined reinsurance coverage amount. The reinsurance coverage amount of each XOL Transaction is set to approximate the PMIERs minimum required assets of its reference pool and decreases from its peak over a ten-year period in the event the PMIERs minimum required assets of the pool declines. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
Under the terms of the XOL Transactions, NMIC makes risk premium payments to its third-party reinsurance providers for the outstanding reinsurance coverage amount and ceded aggregate premiums of $31.2 million and $13.9 million during the years ended December 31, 2023 and 2022, respectively. NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each agreement. NMIC did not cede any incurred losses on covered policies under the XOL Transactions during the years ended December 31, 2023 and 2022, as the aggregate first layer risk retention for each agreement was not exhausted during such periods.
NMIC holds optional termination rights which provide it the discretion to terminate each XOL Transaction on or after a specified date. NMIC may also elect to terminate the XOL Transactions at any point if the outstanding reinsurance coverage amount amortizes to 10% or less of the reinsurance coverage amount provided at inception, or if it determines that it will no

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
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
Each of the third-party reinsurance providers that is party to the XOL Transactions has an insurer financial strength rating of A- or better by S&P Global Ratings (S&P), A.M. Best Company Inc. (A.M. Best) or both.
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding XOL Transaction. Current amounts are presented as of December 31, 2023.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2022-1 XOL Transaction	April 1, 2022	10/1/2021 – 3/31/2022 (2)	$289,741	$253,252	$133,366	$133,123
2022-2 XOL Transaction	July 1, 2022	4/1/2022 – 6/30/2022 (3)	154,306	152,347	78,906	78,736
2022-3 XOL Transaction	October 1, 2022	7/1/2022 – 9/30/2022	96,779	96,197	106,265	106,265
2023-1 XOL Transaction	January 1, 2023	10/1/2022 – 6/30/2023	89,864	88,351	146,513	146,348
2023-2 XOL Transaction (4)	July 1, 2023	7/1/2023 – 12/31/2023	71,602	71,602	113,372	113,372
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
(4)    The 2023-2 XOL Transaction provides coverage for production generated between July 1, 2023 and December 31, 2023. The current reinsurance coverage and current first layer retained loss will decrease in future periods to the extent the PMIERs minimum required assets of the covered pool declines.

Quota Share Reinsurance
NMIC is party to seven quota share reinsurance treaties – the 2016 QSR Transaction, effective September 1, 2016, the 2018 QSR Transaction, effective January 1, 2018, the 2020 QSR Transaction, effective April 1, 2020 (and amended effective January 1, 2024), the 2021 QSR Transaction, effective January 1, 2021, the 2022 QSR Transaction, effective October 1, 2021, the 2022 Seasoned QSR Transaction, effective July 1, 2022 and the 2023 QSR Transaction, effective January 1, 2023 – which we refer to collectively as the QSR Transactions. Under each of the QSR Transactions, NMIC cedes a proportional share of its risk on eligible policies to panels of third-party reinsurance providers. Each of the third-party reinsurance providers that is party to the QSR Transactions has an insurer financial strength rating of A- or better by S&P, A.M. Best or both.
Under the terms of the 2016 QSR Transaction, NMIC cedes premiums written related to 25% of the risk on eligible primary policies written for all periods through December 31, 2017 and 100% of the risk under our pool agreement with Fannie Mae. The 2016 QSR Transaction is scheduled to terminate on December 31, 2027, except with respect to the ceded pool risk, which expired on August 31, 2023. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2020, or at the end of any calendar quarter thereafter, which could result in NMIC recapturing the related risk.
Under the terms of the 2018 QSR Transaction, NMIC cedes premiums earned related to 25% of the risk on eligible policies written in 2018 and 20% of the risk on eligible policies written in 2019. The 2018 QSR Transaction is scheduled to terminate on December 31, 2029. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2022, or at the end of any calendar quarter thereafter, which could result in NMIC recapturing the related risk.
Under the terms of the 2020 QSR Transaction, NMIC cedes premiums earned related to 21% of the risk on eligible policies written from April 1, 2020 to December 31, 2020. The 2020 QSR Transaction is scheduled to terminate on December 31, 2030. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2023, or at the end of any calendar quarter thereafter, which could result in NMIC recapturing the related risk.
Under the terms of the 2021 QSR Transaction, NMIC cedes premiums earned related to 22.5% of the risk on eligible policies written from January 1, 2021 to October 30, 2021. The 2021 QSR Transaction is scheduled to terminate on December 31,

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
2031. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2024, or at the end of any calendar quarter thereafter, which could result in NMIC recapturing the related risk.
Under the terms of the 2022 QSR Transaction, NMIC cedes premiums earned related to 20% of the risk on eligible policies written primarily between October 30, 2021 and December 31, 2022. The 2022 QSR Transaction is scheduled to terminate on December 31, 2032. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2024 or semi-annually thereafter, which could result in NMIC recapturing the related risk.
In connection with the 2022 QSR Transaction, NMIC entered into the 2023 QSR Transaction as a springing back-to-back quota share agreement. Under the terms of the 2023 QSR Transaction, NMIC cedes premiums earned related to 20% of the risk on eligible policies written from January 1, 2023 to December 31, 2023. The 2023 QSR Transaction is scheduled to terminate on December 31, 2033. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2025 or semi-annually thereafter, which could result in NMIC recapturing the related risk.
Under the terms of the 2022 Seasoned QSR Transaction, NMIC cedes premiums earned related to 95% of the net risk on eligible policies primarily for a seasoned pool of mortgage insurance policies that had previously been covered under the retired Oaktown Re Ltd. and Oaktown Re IV Ltd. reinsurance transactions, after the consideration of coverage provided by other QSR Transactions. The 2022 Seasoned QSR Transaction is scheduled to terminate on June 30, 2032. NMIC has the option, based on certain conditions, to terminate the agreement as of June 30, 2025 or quarterly thereafter through December 31, 2027 with the payment of a termination fee, and as of March 31, 2028 or quarterly thereafter without the payment of a termination fee. Such termination could result in NMIC recapturing the related risk.
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
Effective December 31, 2023, NMIC elected to selectively terminate its engagement with certain reinsurers under the 2020 QSR Transaction and concurrently entered into an amended agreement effective January 1, 2024 (the Amended 2020 QSR Transaction) with the remaining reinsurance participants. Under the Amended 2020 QSR Transaction, NMIC will retain consistent coverage with that provided under the original 2020 QSR Transaction and continue to cede premiums earned related to 21% of the risk on eligible policies written from April 1, 2020 to December 31, 2020. NMIC will receive an enhanced ceding commission under the Amended 2020 QSR Transaction. The Amended 2020 QSR Transaction is scheduled to terminate on December 31, 2030 and NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2025, or at the end of any calendar quarter thereafter, which could result in NMIC recapturing the related risk.
The following table shows amounts related to the QSR Transactions:

	As of and for the years ended December 31,
	2023	2022	2021
	(In Thousands)
Ceded risk-in-force	$12,626,541	$12,617,169	$8,194,604
Ceded premiums earned	(167,331)	(143,747)	(110,140)
Ceded claims and claim expenses	7,436	1,620	3,233
Ceding commission earned	39,211	32,314	23,473
Profit commission	90,006	80,714	59,104

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
Ceded premiums written under the 2016 QSR Transaction are recorded as prepaid reinsurance premiums in "Other Assets" on our consolidated balance sheets and amortized to ceded premiums earned in a manner consistent with the recognition of revenue on direct premiums. Under all other QSR Transactions, premiums are ceded on an earned basis as defined in the agreement. NMIC receives a 20% ceding commission for premiums ceded under the QSR Transactions, except with respect to the 2022 Seasoned QSR Transaction under which it receives a 35% ceding commission and the Amended 2020 QSR Transaction under which it receives a 36% ceding commission. NMIC also receives a profit commission under each of the QSR Transactions, provided that the loss ratios on loans covered under the 2016, 2018, 2020 (2020 Amended), 2021, 2022, 2022 Seasoned and 2023 QSR Transactions, generally remain below 60%, 61%, 50% (50% as amended), 57.5%, 62%, 55% and 62%, respectively, as measured annually. Ceded claims and claim expenses under each of the QSR Transactions reduce the respective profit commission received by NMIC on a dollar-for-dollar basis.
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC will be realized from this account until exhausted. NMIC’s reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to the 2016 QSR Transaction was $1.7 million and $2.6 million as of December 31, 2023 and 2022, respectively.
In accordance with the terms of the 2018, 2020 (2020 Amended), 2021, 2022, 2022 Seasoned and 2023 QSR Transactions, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also recognized quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The aggregate reinsurance recoverable on loss reserves related to the 2018, 2020, 2021, 2022, 2022 Seasoned and 2023 QSR Transactions was $25.8 million and $19.0 million as of December 31, 2023 and 2022, respectively.
7. Reserves for Insurance Claims and Claim Expenses
We hold gross reserves in an amount equal to the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. A loan is considered to be in “default” as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as IBNR reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. As of December 31, 2023, we held gross reserves for insurance claims and claim expenses of $124.0 million. During the year ended December 31, 2023, we paid 199 claims totaling $5.2 million, including 186 claims covered under the QSR Transactions representing $1.0 million of ceded claims and claim expenses.
We had 5,099 loans in default in our primary insured portfolio as of December 31, 2023, which represented a 0.81% default rate against 629,690 total policies in-force and 4,449 loans in default in our primary portfolio as of December 31, 2022, which represented a 0.75% default rate against 594,142 total policies in-force. The size of the reserve we establish for each defaulted loan (and by extension our aggregate reserve for claims and claim expenses) reflects our best estimate of the future claim payment to be made for each individual loan in default. Our future claims exposure is a function of the number of defaulted loans that progress to claim payment (which we refer to as frequency) and the amount to be paid to settle such claims (which we refer to as severity). Our estimates of claims frequency and severity are not formulaic, rather they are broadly synthesized based on historical observed experience for similarly situated loans and assumptions about future macroeconomic factors.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses (benefits):

	For the years ended December 31,
	2023	2022	2021
	(In Thousands)
Beginning balance	$99,836	$103,551	$90,567
Less reinsurance recoverables (1)	(21,587)	(20,320)	(17,608)
Beginning balance, net of reinsurance recoverables	78,249	83,231	72,959

Add claims incurred:
Claims and claim expenses (benefits) incurred:
Current year (2)	78,285	45,168	23,433
Prior years (3)	(56,390)	(48,762)	(11,128)
Total claims and claim expenses (benefits) incurred (4)	21,895	(3,594)	12,305

Less claims paid:
Claims and claim expenses paid:
Current year (2)	600	74	16
Prior years (3)	3,575	1,314	2,017
Reinsurance terminations	(491)	—	—
Total claims and claim expenses paid	3,684	1,388	2,033

Reserve at end of period, net of reinsurance recoverables	96,460	78,249	83,231
Add reinsurance recoverables (1)	27,514	21,587	20,320
Ending balance	$123,974	$99,836	$103,551
(1)    Related to ceded losses recoverable under the QSR Transactions. See Note 6, “Reinsurance” for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $70.6 million attributed to net case reserves and $6.3 million attributed to net IBNR reserves for the year ended December 31, 2023, $39.9 million attributed to net case reserves and $4.5 million attributed to net IBNR reserves for the year ended December 31, 2022, and $18.1 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the year ended December 31, 2021.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $50.9 million attributed to net case reserves and $4.5 million attributed to net IBNR reserves for the year ended December 31, 2023, $42.5 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the year ended December 31, 2022, and $6.3 million attributed to net case reserves and $5.0 million attributed to net IBNR reserves for the year ended December 31, 2021.
(4)    Excludes a $0.7 million termination fee for the year ended December 31, 2023 incurred in connection with the amendment of the 2020 QSR Transaction.

The “claims incurred” section of the table above shows claims and claim expenses (benefits) incurred on defaults occurring in current and prior years, including IBNR reserves, and is presented net of reinsurance. The amount of claims incurred relating to current year defaults increased during the year ended December 31, 2023, compared to the years ended December 31, 2022 and 2021, primarily due to an increase in the average case reserve established against newly defaulted loans, as well as an increase in the total number of new delinquencies emerging during the period tied to the growth and natural seasoning of our portfolio. Our provision for claims and claim expenses during the years ended December 31, 2023, 2022 and 2021 benefited from favorable development on prior year defaults. We recognized $56.4 million, $48.8 million and $11.1 million of favorable prior year development during the years ended December 31, 2023, 2022 and 2021, respectively, primarily due to cure activity and ongoing analysis of recent loss development trends. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $24.0 million related to prior year defaults remained as of December 31, 2023.
The following tables provide claim development data by accident year (or the year in which a default has occurred) and a reconciliation to the reserve for insurance claims and claim expenses. The information about net incurred losses and paid claims development for the years ended prior to 2023 is presented as supplementary information.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

	Cumulative Incurred Claims and Allocated Claims Adjustment Expenses, net of Reinsurance (1)										As of December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total of IBNR	Defaults (2)
	Unaudited
($ In Thousands)
2014	$83	$34	$4	$4	$4	$4	$4	$4	$4	$4	$—	—
2015		699	664	743	764	894	894	894	894	894	—	—
2016			2,394	1,568	1,790	1,934	1,936	1,930	1,893	1,986	1	1
2017				6,028	3,475	3,570	3,807	3,716	3,718	3,712	4	2
2018					7,779	5,271	4,709	4,533	4,282	4,312	15	11
2019						14,391	7,229	5,781	4,604	4,606	74	40
2020							65,769	56,154	18,862	7,472	315	164
2021								22,847	14,337	4,092	501	139
2022									44,334	11,023	733	522
2023										76,967	4,694	4,220
									Total	$115,068	$6,337	5,099
(1)    Amounts include case and IBNR reserves.
(2)    Number of defaults outstanding as of December 31, 2023.

	Cumulative Paid Claims and Claims Adjustment Expenses, net of Reinsurance
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Unaudited
	(In Thousands)
2014	$—	$4	$4	$4	$4	$4	$4	$4	$4	$4
2015		50	246	684	720	804	894	894	894	894
2016			171	890	1,596	1,826	1,827	1,877	1,878	1,978
2017				27	1,655	2,925	3,494	3,640	3,655	3,661
2018					130	1,981	3,537	3,780	3,909	4,116
2019						69	2,368	3,212	3,534	3,621
2020							586	1,320	1,909	3,265
2021								16	274	914
2022									74	1,252
2023										600
									Total	$20,305

Reconciliation of Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
(In Thousands)
As of December 31, 2023
Cumulative Incurred Claims and Allocated Claims Adjustment Expenses, net of Reinsurance	$115,068
Cumulative Paid Claims and Claims Adjustment Expenses, net of Reinsurance	(20,305)
All outstanding liabilities before 2014, net of reinsurance	—
Liabilities for unpaid claims and allocated claims adjustment expenses, net of reinsurance	94,763
Reinsurance recoverable on unpaid claims	27,514
Unallocated claims adjustment expenses	1,697
Total gross liability for unpaid claims and claim adjustment expenses	$123,974

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
The following is supplementary information shows the average percentage of claims and allocated claims adjustment expenses paid in the years following the incurrence of a claim as of December 31, 2023:

	Average annual percentage payout of incurred claims and allocated claims adjustment expenses by age, net of reinsurance (unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Claims duration disclosure	3%	36%	25%	9%	3%	4%	0%	2%	0%	0%
8. Earnings per Share
Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and common stock equivalents that would be issuable upon the vesting of service-based and performance and service-based RSUs, and the exercise of vested and unvested stock options and outstanding warrants.
The following table reconciles the net income and the weighted average shares of common stock outstanding used in the computations of basic and diluted EPS of common stock:

	For the years ended December 31,
	2023	2022	2021
	(In Thousands, except for per share data)
Net income	$322,110	$292,902	$231,130
Basic weighted average shares outstanding	82,407	84,921	85,620
Basic earnings per share	$3.91	$3.45	$2.70

Net income	$322,110	$292,902	$231,130
Gain from change in fair value of warrant liability (1)	—	(1,113)	(566)
Diluted net income	$322,110	$291,789	$230,564

Basic weighted average shares outstanding	82,407	84,921	85,620
Dilutive effect of issuable shares	1,447	1,078	1,265
Diluted weighted average shares outstanding	83,854	85,999	86,885

Diluted earnings per share	$3.84	$3.39	$2.65

Anti-dilutive shares	2	18	3
(1)    We issued 992 thousand warrants in connection with a private placement of our common stock in April 2012. The warrants were issued with a ten-year contractual term and all unexercised warrants expired in April 2022. Changes in the fair value of warrants were reported in our consolidated statements of operations and comprehensive income in the period in which such changes occurred. No warrants remained outstanding as of December 31, 2023 or 2022.
9. Share-Based Compensation
Share-based compensation includes stock options, service-based RSUs and performance and service-based RSUs granted under our 2012 Stock Incentive Plan (2012 Plan) and our Amended and Restated 2014 Omnibus Incentive Plan (2014 Plan, and together with the 2012 Plan, the Stock Plans).
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
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
For the years ended December 31, 2023, 2022 and 2021, we incurred $16.9 million, $15.4 million and $16.7 million, respectively, of expenses related to awards granted under the Stock Plans and we recognized associated gross income tax benefits of $3.6 million, $3.2 million and $3.5 million during each respective period.
A summary of option activity during the year ended December 31, 2023 is as follows:

For the year ended December 31, 2023	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
	(Shares in Thousands)
Options outstanding at December 31, 2022	1,146	$4.93	$13.48
Options granted	—	—	—
Options exercised	(415)	3.74	9.87
Options forfeited	—	—	—
Options expired	—	—	—
Options outstanding at December 31, 2023	731	$5.61	$15.53

As of December 31, 2023, there were 0.7 million fully vested and exercisable options. During the year ended December 31, 2023, 0.4 million options were exercised with an aggregate intrinsic value of $8.2 million.
The weighted average exercise price for fully vested and exercisable options outstanding as of December 31, 2023 was $15.53 and the weighted average remaining contractual life of such options was 3.81 years as of December 31, 2023. The aggregate intrinsic value of such fully vested and exercisable options was $10.3 million as of December 31, 2023.
No stock options were granted during the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, all outstanding options had vested and no unrecognized compensation cost related to non-vested stock options remained.
A summary of RSU activity during the year ended December 31, 2023 is as follows:

For the year ended December 31, 2023	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2022	1,190	$24.06
Restricted stock units granted	708	22.75
Performance adjustment (1)	48	31.00
Restricted stock units vested (2)	(575)	24.68
Restricted stock units forfeited	(35)	21.77
Non-vested restricted stock units at December 31, 2023	1,336	$23.41
(1)    Performance adjustment represents the difference between the number of target shares at grant date and the number of shares vested at settlement, which can range from 0% to 200% of target achievement depending on results over the applicable performance period.
(2)    Represents amounts vested during the year, including the impact of performance adjustments for service and performance-based RSUs.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

At December 31, 2023, we had 1.3 million granted and non-vested RSUs with a weighted average remaining contractual life of 1.28 years, consisting of 0.9 million RSUs that are subject to service-based vesting requirements and 0.4 million RSUs that are subject to performance and service-based vesting requirements. The total fair value of RSUs vested during the year ended December 31, 2023 was $14.2 million. As of December 31, 2023, $12.1 million of total unrecognized compensation costs related to non-vested RSUs remained. Total remaining unrecognized compensation costs related to non-vested RSUs outstanding at December 31, 2023 will be recognized on a weighted average basis over 1.27 years.
Non-vested RSUs subject to service-based vesting requirements vest over a period ranging from one to three years. Non-vested RSUs subject to performance and service-based vesting requirements vest after a three-year period, with the number of shares issued upon vesting based on the actual achievement of compound annual book value per share growth compared to a target established at the time of grant. The grant date fair value of non-vested RSUs is measured as the closing price of our common stock on the date of grant less the present value of anticipated dividends to be paid during the vesting period.
401(k) Savings Plan
We offer our employees a 401(k) Savings Plan (401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (IRC). Under the 401(k) Plan, we match up to 100% of eligible employees' pre-tax contributions up to 5% of eligible compensation. During the years ended December 31, 2023, 2022 and 2021, we incurred approximately $1.9 million, $2.0 million and $2.0 million of expense related to our matching 401(k) Plan contributions, respectively.
10. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. NMIH files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries.
Total income tax expense consists of the following components:

	For the years ended December 31,
	2023	2022	2021
	(In Thousands)
Current	$—	$10	$85
Deferred	90,593	84,393	65,510
Total income tax expense	$90,593	$84,403	$65,595
The following table presents a reconciliation between the federal statutory income tax rate and our effective income tax rate:

	For the years ended December 31,
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State provision	0.6	0.6	0.5
Share-based and other compensation	0.4	0.5	0.6
Warrant gain	—	(0.1)	—
Other	—	0.4	—
Effective income tax rate	22.0%	22.4%	22.1%

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
The components of our net deferred tax liability are summarized as follows:

	As of December 31,
	2023	2022
Deferred tax asset:	(In Thousands)
Unrealized loss on investments	$36,085	$53,205
Net operating loss carryforward	8,910	8,898
Share-based compensation	6,026	6,320
Unearned premium reserve	3,957	5,264
Accrued expenses	1,369	1,430
Other	1,190	957
Total gross deferred tax asset	57,537	76,074
Less: valuation allowance	(9,169)	(8,888)
Total deferred tax asset	48,368	67,186
Deferred tax liability:
Contingency reserve	(331,342)	(242,192)
Deferred acquisition costs	(13,586)	(12,653)
Capitalized software	(2,496)	(4,737)
Other	(2,517)	(1,463)
Total deferred tax liability	(349,941)	(261,045)
Net deferred income tax (liability)	$(301,573)	$(193,859)
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent.
During the years ended December 31, 2023, 2022 and 2021, we purchased $80.9 million, $65.2 million and $42.9 million, of tax and loss bonds, respectively. As a result, we had no current federal income tax provision for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023 and 2022, we held $235.3 million and $154.4 million of tax and loss bonds, respectively, in "Prepaid Federal Income Taxes" on our consolidated balance sheets.

At December 31, 2023, we had a federal net operating loss carryforward of $1.2 million which expires in varying amounts in 2030 and 2031, and state net operating loss carryforwards of $136.5 million, which begin to expire in varying amounts in 2031. Section 382 of the IRC imposes annual limitations on a corporation's ability to utilize its net operating loss carryforward if it experiences an "ownership change." As a result of the acquisition of our insurance subsidiaries in 2012, $7.3 million of federal net operating losses were subject to annual limitations of $0.8 million through 2016, $0.5 million in 2017 and $0.3 million, thereafter, through 2028. Our federal net operating loss carryforward arises from this limitation and the constraint on our ability to utilize the net operating loss carryforward in full during the current period.
We are required to establish a valuation allowance against our deferred tax assets when it is more likely than not that all or a portion of the asset will not be realized. We assess our need for a valuation allowance on a quarterly basis. In the course of our review, we assess all available evidence, both positive and negative, including our expectations for future sources of income and contractual cash flows, the availability and application of tax planning strategies, and the potential reversal of temporary tax differences. At December 31, 2023 and 2022, we recorded valuation allowances of $9.2 million and $8.9 million, respectively, against state net deferred tax assets. The valuation allowances for both years primarily relate to state net operating losses generated by NMIH, as NMIH operates at a loss and currently only generates revenue from its investment portfolio.
As of December 31, 2023 and 2022, we had zero reserves for unrecognized tax benefits as we have taken no material uncertain tax positions that would have required a reserve to be measured and recognized.
We file income tax returns with the U.S. federal government and various state jurisdictions that are subject to potential examination by tax authorities. We are not currently under examination by federal or state jurisdictions. Our U.S. federal income tax returns for 2020 and subsequent years, and state income tax returns for 2019 and subsequent years, remain open by statute.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
11. Software and Equipment
Software and equipment consist largely of capitalized software developed to support our mortgage insurance operations. Software and equipment, net of accumulated amortization and depreciation, as of December 31, 2023 and 2022, consists of the following:

	December 31, 2023	December 31, 2022
	(In Thousands)
Software	$91,363	$83,016
Equipment	11,409	10,731
Leasehold improvements	2,511	2,511
Subtotal	105,283	96,258
Accumulated amortization and depreciation	(75,031)	(64,328)
Software and equipment, net	$30,252	$31,930
Capitalized costs for software, equipment, and leasehold improvements during the years ended December 31, 2023, 2022 and 2021 were $9.9 million, $11.8 million and $13.6 million, respectively. Amortization and depreciation expense for software, equipment, and leasehold improvements for the years ended December 31, 2023, 2022 and 2021 were $11.5 million, $11.9 million and $11.2 million, respectively.
12. Intangible Assets and Goodwill
Intangible assets and goodwill consist of identifiable intangible assets and goodwill purchased in connection with the acquisition of our insurance subsidiaries. Intangible assets and goodwill as of both December 31, 2023 and 2022 were as follows:

	(In Thousands)	Expected Lives
Goodwill	$3,244	Indefinite
State licenses	260	Indefinite
GSE applications	130	Indefinite
Total intangible assets and goodwill	$3,634
We test goodwill and intangible assets for impairment annually or more frequently if we believe indicators of impairment exist. No impairments of indefinite-lived intangibles or goodwill were identified during the years ended December 31, 2023, 2022 and 2021.
13. Leases
We have two operating lease agreements related to our corporate headquarters and a data center facility for which we recognized operating ROU assets and lease liabilities of $9.1 million and $11.4 million in "Other Assets" and "Other Liabilities," respectively, on our consolidated balance sheets as of December 31, 2023. As of December 31, 2022, we recognized operating ROU assets and lease liabilities of $10.4 million and $12.1 million, respectively. As of December 31, 2023 and 2022, we did not have any finance leases.
In January 2022 we modified the lease for our corporate headquarters, securing a reduction in pricing and incremental leasehold improvement concessions, reducing the square footage of leased space and extending the remaining term through March 2030. In February 2022, we renewed the lease of our data center facility, extending its term through January 2024. Upon the respective modification and extension, the ROU asset and liability associated with each lease was remeasured, using our current estimated incremental borrowing rate, resulting in an aggregate increase to ROU assets and lease liabilities of $9.7 million. We did not enter any new operating leases or recognize any new ROU assets or lease liabilities during the year ended December 31, 2023.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
The following table provides a summary of our ROU asset and lease liability assumptions as of December 31, 2023:

Weighted average remaining lease term	6.2 years
Weighted average discount rate	6.50%
Cash paid on our operating leases for the years ended December 31, 2023, 2022 and 2021 was $1.5 million, $0.8 million and $2.6 million and lease expense incurred was $2.0 million, $2.0 million and $2.3 million during each respective period.
Future payments due under our existing operating leases as of December 31, 2023 are as follows:

Years ending December 31,	(In Thousands)
2024	$2,080
2025	2,128
2026	2,190
2027	2,256
2028	2,322
2029 and thereafter	2,995
Total undiscounted lease payments	13,971
Less effects of discounting	(2,582)
Present value of lease payments	$11,389
Lease expense is recorded in “Underwriting and Operating Expenses” on the consolidated statements of operations and comprehensive income. Our existing leases have original terms that range from two to eight years. The lease for our corporate headquarters includes an option to renew for an additional five years at prevailing market rates at time of renewal. This renewal option is not included in the calculation of future lease payments due under the existing lease as presented above as it is not reasonably certain to be exercised.
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
Under the PMIERs, approved insurers must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an approved insurer's RIF, assessed on a loan-by-loan basis against certain risk-based factors derived from tables set out in the PMIERs, which is then adjusted on an aggregate basis for reinsurance transactions approved by the GSEs, such as with respect to our ILN Transactions, XOL Transactions and QSR Transactions. The aggregate gross risk-based required asset amount for performing, primary insurance is subject to a floor of 5.6% of performing primary adjusted RIF.
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
Litigation
We record a litigation liability when we determine that it is probable a litigation loss will be incurred and the amount of such anticipated loss can be reasonably estimated. In the event we determine that a litigation loss is reasonably possible (though not probable), we disclose an estimate of the possible loss if such estimate can be reasonably established or disclose the matter with no estimate if such estimate cannot be reasonably made. We evaluate litigation and other legal developments that could

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
affect our accrual for probable losses or our estimated disclosure of possible losses and make ongoing adjustments to our accruals and disclosures as appropriate. Significant judgment is required to determine both the likelihood and the estimated amount of potential losses related to such matters.
We are currently named as a defendant in a litigation proceeding pertaining to the refund of certain mortgage insurance premiums under the Homeowners Protection Act. The case was dismissed in September 2023 and is currently pending appeal. We do not currently expect that it is reasonably possible that we will incur a material loss in connection with the case and have not recorded a litigation liability for this matter.

15. Common Stock
As of December 31, 2023 and 2022, we had 80.9 million and 83.5 million outstanding shares of Class A common stock, respectively. Holders of our common stock have no preemptive or conversion rights or other subscription rights, and there are no redemption or sinking fund provisions applicable to the common stock. Each holder of our common stock is entitled to one vote per share on all matters to be voted upon by stockholders, and there are no cumulative voting rights. Holders of common stock are entitled to receive dividends ratably if any are declared.
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
During the year ended December 31, 2023, we repurchased 3.5 million shares at an average price of $25.93 per share (excluding associated costs and applicable taxes). During the year ended December 31, 2022, we repurchased 2.9 million shares at an average price of $19.34 per share (excluding associated costs). As of December 31, 2023, we had $176.9 million of repurchase authority remaining.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
The following table presents NMIC's statutory net income, statutory surplus, contingency reserve, statutory capital and risk-to-capital (RTC) ratio as of and for the years ended December 31, 2023, 2022 and 2021:

	As of and for the years ended December 31,
	2023	2022	2021
	(In Thousands)
Statutory net income	$104,464	$107,418	$34,975

Statutory surplus	963,085	980,225	893,848
Contingency reserve	1,573,360	1,266,038	1,036,639
Statutory capital (1)	$2,536,445	$2,246,263	$1,930,487

Risk-to-capital	11.4:1	11.1:1	11.6:1
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
As of December 31, 2023, NMIC's performing primary RIF, net of reinsurance, was approximately $29.0 billion and its RTC ratio was 11.4:1. As of December 31, 2022, NMIC's performing primary RIF, net of reinsurance, was approximately $25.0 billion and its RTC ratio was 11.1:1.
Effective October 1, 2021, the reinsurance agreement between NMIC and Re One was commuted and all ceded risk was transferred back to NMIC. Following the commutation, Re One has no risk in force or further obligation on future claims. Re One recorded a statutory loss of $0.4 million and $58 thousand for the years ended December 31, 2023 and 2022, respectively, and statutory income of $3.0 million for the year ended December 31, 2021. Re One had $2.0 million and $5.6 million of statutory capital at December 31, 2023 and 2022, respectively.
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
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs that may restrict their ability to pay dividends to NMIH. Under Wisconsin law, NMIC and Re One may pay dividends up to specified levels (i.e., "ordinary" dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts (i.e.,"extraordinary" dividends), are subject to the Wisconsin OCI's prior approval. Under Wisconsin law, an extraordinary dividend is defined as any payment or distribution that together with other dividends and distributions made within the preceding twelve months exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the twelve-month period ending the preceding December 31. During the year ended December 31, 2023, NMIC paid a $98.0 million ordinary course dividend to NMIH. NMIC has the capacity to pay aggregate ordinary dividends of $96.3 million to NMIH during the twelve-month period ending December 31, 2024.
As an approved insurer under PMIERs, NMIC would generally be subject to additional restrictions on its ability to pay dividends to NMIH if it failed to meet the financial requirements prescribed by PMIERs. Approved insurers that fail to meet the prescribed PMIERs financial requirements are not permitted to pay dividends without prior approval from the GSEs.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
17. Quarterly Financial Data (Unaudited)

	2023 Quarters				2023
	First	Second	Third	Fourth	Year
	(In Thousands, except per share data)
Net premiums earned	$121,754	$125,985	$130,089	$132,940	$510,768
Net investment income	14,894	16,518	17,853	18,247	67,512
Net realized investment losses	(33)	—	—	—	(33)
Other revenues	164	182	217	193	756
Insurance claims and claim expenses	6,701	2,873	4,812	8,232	22,618
Underwriting and operating expenses	25,786	27,448	27,749	29,716	110,699
Service expenses	80	267	239	185	771
Interest expense	8,039	8,048	8,059	8,066	32,212
Income before income taxes	96,173	104,049	107,300	105,181	412,703
Income tax expense	21,715	23,765	23,345	21,768	90,593
Net income	$74,458	$80,284	$83,955	$83,413	$322,110

Basic earnings per share (1)	$0.89	$0.97	$1.02	$1.03	$3.91
Diluted earnings per share (1)	$0.88	$0.95	$1.00	$1.01	$3.84

Weighted average common shares outstanding - basic	83,600	82,958	82,096	81,005	82,407
Weighted average common shares outstanding - diluted	84,840	84,190	83,670	82,685	83,854
(1)    Due to the use of weighted average shares outstanding when calculating EPS, the sum of quarterly per share data may not equal the per share data for the year.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

	2022 Quarters				2022
	First	Second	Third	Fourth	Year
	(In Thousands, except per share data)
Net premiums earned	$116,495	$120,870	$118,317	$119,584	$475,266
Net investment income	10,199	10,921	11,945	13,341	46,406
Net realized investment gains	408	53	14	6	481
Other revenues	339	376	301	176	1,192
Insurance claims and claim (benefits) expenses	(619)	(3,036)	(3,389)	3,450	(3,594)
Underwriting and operating expenses	32,935	30,700	27,144	26,711	117,490
Service expenses	430	336	197	131	1,094
Interest expense	8,041	8,051	8,036	8,035	32,163
Gain from change in fair value of warrant liability	(93)	(1,020)	—	—	(1,113)
Income before income taxes	86,747	97,189	98,589	94,780	377,305
Income tax expense	19,067	21,745	21,751	21,840	84,403
Net income	$67,680	$75,444	$76,838	$72,940	$292,902

Basic earnings per share (1)	$0.79	$0.88	$0.91	$0.87	$3.45
Diluted earnings per share (1)	$0.77	$0.86	$0.90	$0.86	$3.39

Weighted average common shares outstanding - basic	85,953	85,734	84,444	83,592	84,921
Weighted average common shares outstanding - diluted	87,310	86,577	85,485	84,809	85,999
(1)    Due to the use of weighted average shares outstanding when calculating EPS, the sum of quarterly per share data may not equal the per share data for the year.

18. Subsequent events
Quota Share Reinsurance
Effective January 1, 2024, NMIC entered into a quota share reinsurance treaty with a broad panel of highly rated reinsurers that will provide coverage for mortgage insurance policies to be written between January 1, 2024 and December 31, 2024 (the 2024 QSR Transaction). Under the terms of the agreement, NMIC will cede premiums earned related to 20% of the risk on eligible policies in exchange for reimbursement of ceded claims and claim expenses on covered policies, a ceding commission equal to 20% and profit commission of up to 56% that varies directly and inversely with ceded claims.
Excess-of-Loss Reinsurance
Effective January 1, 2024, NMIC entered into a reinsurance agreement with a broad panel of highly rated reinsurers that provides for up to $162.5 million of aggregate excess-of-loss reinsurance coverage for delinquencies that emerge on mortgage insurance policies written between January 1, 2024 and December 31, 2024 (the 2024 XOL Transaction). For the reinsurance coverage period, NMIC will retain a first layer of aggregate losses on covered policies and the reinsurers then provide second layer loss protection up to $162.5 million. NMIC retains losses in excess of the outstanding reinsurance coverage amount.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2023, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their report, which appears below.
There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
NMI Holdings, Inc.
Emeryville, California
Opinion on Internal Control over Financial Reporting
We have audited NMI Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the accompanying index appearing under Part IV, Item 15 – Exhibits and Financial Statement Schedules and our report dated February 14, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Controls and Procedures.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, P.C.
San Francisco, California
February 14, 2024

Item 9B. Other Information
    None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
    Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2023. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2023. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2023. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
    The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2023. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2023. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1.    Financial Statements — See the "Index to Financial Statements" included in Item 8 of this report for a list of the financial statements filed as part of this report.
2.    Financial Statement Schedules — The following financial statement schedules are filed as part of this Form 10-K and appear immediately following the signature page. See the "Index to Financial Statement Schedules" on page 133.
Schedule I — Summary of Investments — other than investments in related parties as of December 31, 2023
Schedule II — Financial Information of Registrant as of December 31, 2023
Schedule IV — Reinsurance as of December 31, 2023
All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in our Consolidated Financial Statements and notes thereto.
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

10.8 ~	Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Restricted Stock Unit Award Agreement (For Employees) (incorporated herein by reference to Exhibit 10.31 to our Form 10-Q, filed on May 2, 2019)
10.9 ~	Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Agreement (For Employees) (incorporated herein by reference to Exhibit 10.32 to our Form 10-Q, filed on May 2, 2019)
10.10 ~	NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan (incorporated herein by reference to Appendix A to our 2022 Annual Proxy Statement, filed on March 29, 2022)

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

10.20 ~ *	Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Independent Directors)
10.21 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Employees (incorporated herein by reference to Exhibit 10.34 to our Form 10-Q, filed on May 2, 2019)

10.22 ~ *	Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Executives)
10.23 ~ *	Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Employees)
10.24 ~ *	Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Based)
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

10.27 ~	NMI Holdings, Inc. Severance Benefit Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 17, 2016)
10.28 ~	NMI Holdings, Inc. Amended and Restated Change in Control Severance Benefit Plan (incorporated herein by reference to Exhibit 10.30 to our Form 10-Q, filed on October 30, 2018)
10.29 ~	Offer Letter by and between NMI Holdings, Inc. and William Leatherberry, dated July 11, 2014 (incorporated herein by reference to Exhibit 10.10 to our Form 10-Q, filed on April 28, 2016)
10.30 ~
Employment Letter by and between NMI Holdings, Inc. and Bradley M. Shuster, effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 28, 2018)

10.31 ~	Offer Letter by and between NMI Holdings, Inc. and Adam Pollitzer, dated September 9, 2021 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on September 9,2021)
10.32 ~	Offer Letter by and between NMI Holdings, Inc. and Ravi Mallela, dated December 20, 2021 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 21, 2021)

10.33 +
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

10.34
Amended and Restated Credit Agreement, dated as of November 29, 2021, by and among the Company, the lender parties thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on November 30, 2021)

21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
22.1	Guaranteed Securities by Subsidiary Guarantor (incorporated herein by reference to Exhibit 22.1 to our Form 10-K, filed on February 16, 2022)
23.1	Consent of BDO USA, P.C.
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	NMI Holdings, Inc. Compensation Recovery Policy, Effective September 13, 2023
101
The following financial information from NMI Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in XBRL (eXtensible Business Reporting Language):
     (i) Consolidated Balance Sheets as of December 31, 2023 and 2022
     (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2023
     (iii) Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2023
     (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2023, and
     (v) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
~	Indicates a management contract or compensatory plan or contract.
+	Confidential treatment granted as to certain portions, which portions have been filed separately with the SEC.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32 hereto are deemed to accompany this Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
Date: February 14, 2024	By: /s/ Adam S. Pollitzer
Name: Adam S. Pollitzer Title: Chief Executive Officer

Signature	Title	Date
/s/ Adam S. Pollitzer
Adam S. Pollitzer /s/ Ravi Mallela	Chief Executive Officer (Principal Executive Officer)	February 14, 2024
Ravi Mallela /s/ Nicholas D. Realmuto	Chief Financial Officer (Principal Financial Officer)	February 14, 2024
Nicholas D. Realmuto /s/ Bradley M. Shuster	Controller	February 14, 2024
Bradley M. Shuster /s/ Steven L. Scheid	Executive Chairman	February 14, 2024
Steven L. Scheid /s/ James G. Jones	Director	February 14, 2024
James G. Jones /s/ Regina Muehlhauser	Director	February 14, 2024
Regina Muehlhauser /s/ Michael Montgomery	Director	February 14, 2024
Michael Montgomery /s/ Michael Embler	Director	February 14, 2024
Michael Embler /s/ Lynn S. McCreary	Director	February 14, 2024
Lynn S. McCreary /s/ Priya Huskins	Director	February 14, 2024
Priya Huskins /s/ John C. Erickson	Director	February 14, 2024
John C. Erickson	Director	February 14, 2024

NMI HOLDINGS, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2023	Amortized Cost	Fair Value	Amount Reflected on Balance Sheet
	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$164,278	$166,388	$166,388
Municipal debt securities	678,339	621,130	621,130
Corporate debt securities	1,624,187	1,511,479	1,511,479
Asset-backed securities	52,242	48,211	48,211
Total bonds	2,519,046	2,347,208	2,347,208
Short-term investments	23,816	23,813	23,813
Total investments	$2,542,862	$2,371,021	$2,371,021

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
PARENT COMPANY ONLY

	December 31, 2023	December 31, 2022
	(In Thousands, except for share data)
Assets
Fixed maturities, available-for-sale, at fair value	$47,290	$83,918
Cash and cash equivalents	66,374	4,940
Investment in subsidiaries, at equity in net assets	2,468,333	2,092,457
Accrued investment income	235	440
Due from affiliates, net	91,126	83,018
Software and equipment, net	30,252	31,930
Other assets	13,858	15,408
Total assets	$2,717,468	$2,312,111

Liabilities
Debt	$397,595	$396,051
Accounts payable and accrued expenses	38,524	34,697
Deferred tax liability, net	343,956	255,550
Other liabilities	11,389	12,086
Total liabilities	791,464	698,384

Shareholders' equity
Common stock - class A shares, $0.01 par value; 87,334,138 shares issued and 80,881,280 shares outstanding as of December 31, 2023 and 86,472,742 shares issued and 83,549,879 shares outstanding as of December 31, 2022 (250,000,000 shares authorized)	873	865
Additional paid-in capital	990,816	972,717
Treasury stock, at cost: 6,452,858 and 2,922,863 common shares as of December 31, 2023 and December 31, 2022, respectively	(148,921)	(56,575)
Accumulated other comprehensive loss, net of tax	(139,917)	(204,323)
Retained earnings	1,223,153	901,043
Total shareholders' equity	1,926,004	1,613,727
Total liabilities and shareholders' equity	$2,717,468	$2,312,111

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF OPERATIONS
PARENT COMPANY ONLY

	For the years ended December 31,
	2023	2022	2021
	(In Thousands)
Revenues
Net investment income	$3,920	$1,204	$327
Net realized investment (losses) gains	(31)	(13)	10
Total revenues	3,889	1,191	337

Expenses
Other operating expenses	7,828	7,590	8,264
Interest expense	—	—	68
Gain from change in fair value of warrant liability	—	(1,113)	(566)
Total expenses	7,828	6,477	7,766

Equity in net income of subsidiaries	412,974	378,406	303,970

Income before income taxes	409,035	373,120	296,541
Income tax expense	86,925	80,218	65,411
Net income	$322,110	$292,902	$231,130

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) in accumulated other comprehensive income, net of tax expense (benefit) of $312, $(748), and $(95) for each of the years in the three-year period ended December 31, 2023, respectively	1,173	(2,815)	(357)
Reclassification adjustment for realized losses (gains) included in net income, net of tax (benefit) expense of $(7), $(3) and $2 for each of the years in the three-year period ended December 31, 2023, respectively	25	10	(8)
Equity in other comprehensive income (loss) of subsidiaries	63,208	(203,003)	(52,006)
Other comprehensive income (loss), net of tax	64,406	(205,808)	(52,371)
Comprehensive income	$386,516	$87,094	$178,759

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY

	For the years ended December 31,
	2023	2022	2021
Cash flows from operating activities	(In Thousands)
Net income	$322,110	$292,902	$231,130
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from change in fair value of warrant liability	—	(1,113)	(566)
Net realized investment losses (gains)	31	13	(10)
Depreciation and amortization	(890)	789	801
Amortization of debt discount and debt issuance costs	1,962	1,846	1,861
Deferred income taxes	88,192	81,057	66,941
Share-based compensation expense	16,914	15,425	16,678
Changes in operating assets and liabilities:
Investment in subsidiaries, at equity in net assets	(314,556)	(343,477)	(302,165)
Accrued investment income	205	(73)	(104)
Receivable from affiliates	(8,108)	3,348	(9,474)
Other assets	(57)	518	(496)
Accounts payable and accrued expenses	2,605	(8,731)	10,068
Net cash provided by operating activities	108,408	42,504	14,664
Cash flows from investing activities
Capitalization of subsidiaries	(800)	(800)	(800)
Purchase of short-term investments	(89,068)	(110,076)	(10,640)
Purchase of fixed-maturity investments, available-for-sale	—	—	(2,797)
Proceeds from maturity of short-term investments	100,607	86,995	—
Proceeds from redemptions, maturities and sale of fixed-maturity investments, available-for-sale	30,538	19,673	4,464
Software and equipment	2,169	1,291	(1,026)
Net cash provided by (used in) investing activities	43,446	(2,917)	(10,799)
Cash flows from financing activities
Proceeds from issuance of common stock related to employee equity plans	10,549	5,442	4,201
Proceeds from issuance of common stock related to warrant exercises	—	518	503
Taxes paid related to net share settlement of equity awards	(9,356)	(5,213)	(5,426)
Payments of debt issuance costs	—	—	(1,108)
Repurchase of common stock	(91,613)	(56,575)	—
Net cash used in financing activities	(90,420)	(55,828)	(1,830)

Net increase (decrease) in cash, cash equivalents and restricted cash	61,434	(16,241)	2,035
Cash, cash equivalents and restricted cash, beginning of period	4,940	21,181	19,146
Cash, cash equivalents and restricted cash, end of period	$66,374	$4,940	$21,181

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
Note B
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs that may restrict their ability to pay dividends to NMIH. Under Wisconsin law, NMIC and Re One may pay dividends up to specified levels (i.e., "ordinary" dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts (i.e.,"extraordinary" dividends), are subject to the Wisconsin OCI's prior approval. Under Wisconsin law, an extraordinary dividend is defined as any payment or distribution that together with other dividends and distributions made within the preceding twelve months exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the twelve-month period ending the preceding December 31. During the year ended December 31, 2023, NMIC paid a $98.0 million ordinary course dividend to NMIH, representing its full ordinary course dividend capacity payable under Wisconsin law for the twelve-month period ending December 31, 2023. NMIC has the capacity to pay aggregate ordinary dividends of $96.3 million to NMIH during the twelve-month period ending December 31, 2024.
The remaining net assets from dividend capacity are considered restricted. As of December 31, 2023, the amount of restricted net assets held by our consolidated insurance subsidiaries, which represents our equity investment in those insurance subsidiaries less their aggregate dividend capacity, totaled $2.5 billion, compared to $2.1 billion as of December 31, 2022.
Note C
The Parent Company provides certain services to its subsidiaries. The Parent Company allocates to its subsidiaries corporate expense it incurs in the capacity of supporting those subsidiaries, based on either an allocated percentage of time spent or internally allocated capital. Total operating expenses allocated to subsidiaries for each of the years in the three-year period ended December 31, 2023 were $163.9 million, $148.4 million and $149.4 million, respectively. Amounts charged to the subsidiaries for operating expenses are based on actual cost, without any mark-up. The Parent Company considers these charges fair and reasonable. The subsidiaries reimburse the Parent Company for these costs in a timely manner, which has the impact of improving the cash flows of the Parent Company.

NMI HOLDINGS, INC.
SCHEDULE IV - FINANCIAL INFORMATION OF REGISTRANT
REINSURANCE

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the years ended December 31,	(In Thousands)
2023	$650,411	$139,643	$—	$510,768	—%
2022	594,127	118,861	—	475,266	—
2021	536,630	92,336	—	444,294	—