Form 10-Q
period 2024-03-31
NMI Holdings, Inc.
filed 2024-05-01
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on April 26, 2024 was 80,275,167 shares.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
    This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and the U.S. Private Securities Litigation Reform Act of 1995. Any statements about our expectations, outlook, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believe,” “can,” “could,” “may,” “predict,” “assume,” “potential,” “should,” “will,” “estimate,” “perceive,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “intend” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. All forward-looking statements are necessarily only estimates of future results, and actual results may differ materially from expectations. You are, therefore, cautioned not to place undue reliance on such statements, which should be read in conjunction with the other cautionary statements that are included elsewhere in this report. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy and financial needs. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements including, but not limited to:
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
•adoption of new or changes to existing laws, rules and regulations that impact our business or financial condition directly or the mortgage insurance industry generally or their enforcement and implementation by regulators, including the implementation of the final rules defining and/or concerning “Qualified Mortgage” and “Qualified Residential Mortgage”;
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
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report on Form 10-Q, including the exhibits hereto. In addition, for additional discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner, you should review Risk Factors in Part II, Item 1A of this Report and in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 10-K), as subsequently updated in other reports we file from time to time with the U.S. Securities and Exchange Commission (SEC).
Unless expressly indicated or the context requires otherwise, the terms “we,” “our,” “us,” “Company” and “NMI” in this document refer to NMI Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries on a consolidated basis.

PART I
Item 1. Financial Statements

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2024	December 31, 2023
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $2,577,990 and $2,542,862 as of March 31, 2024 and December 31, 2023, respectively)	$2,393,525	$2,371,021
Cash and cash equivalents (including restricted cash of $1,137 and $1,338 as of March 31, 2024 and December 31, 2023, respectively)	139,726	96,689
Premiums receivable	75,362	76,456
Accrued investment income	19,860	19,785
Deferred policy acquisition costs, net	62,801	62,905
Software and equipment, net	30,308	30,252
Intangible assets and goodwill	3,634	3,634
Reinsurance recoverable	27,880	27,514
Prepaid federal income taxes	235,286	235,286
Other assets	17,730	16,965
Total assets	$3,006,112	$2,940,507

Liabilities
Debt	$398,001	$397,595
Unearned premiums	85,784	92,295
Accounts payable and accrued expenses	81,831	86,189
Reserve for insurance claims and claim expenses	127,182	123,974
Deferred tax liability, net	322,651	301,573
Other liabilities (1)	12,282	12,877
Total liabilities	1,027,731	1,014,503
Commitments and contingencies

Shareholders' equity
Common stock - class A shares, $0.01 par value; 87,838,602 shares issued and 80,545,535 shares outstanding as of March 31, 2024 and 87,334,138 shares issued and 80,881,280 shares outstanding as of December 31, 2023 (250,000,000 shares authorized)	878	873
Additional paid-in capital	989,349	990,816
Treasury Stock, at cost: 7,293,067 and 6,452,858 common shares as of March 31, 2024 and December 31, 2023, respectively	(174,227)	(148,921)
Accumulated other comprehensive loss, net of tax	(149,822)	(139,917)
Retained earnings	1,312,203	1,223,153
Total shareholders' equity	1,978,381	1,926,004
Total liabilities and shareholders' equity	$3,006,112	$2,940,507
(1)    “Reinsurance funds withheld” has been reclassified as “Other liabilities” in the prior period.

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended March 31,
	2024	2023
	(In Thousands, except for per share data)
Revenues
Net premiums earned	$136,657	$121,754
Net investment income	19,436	14,894
Net realized investment losses	—	(33)
Other revenues	160	164
Total revenues	156,253	136,779
Expenses
Insurance claims and claim expenses	3,694	6,701
Underwriting and operating expenses	29,815	25,786
Service expenses	137	80
Interest expense	8,040	8,039
Total expenses	41,686	40,606

Income before income taxes	114,567	96,173
Income tax expense	25,517	21,715
Net income	$89,050	$74,458

Earnings per share
Basic	$1.10	$0.89
Diluted	$1.08	$0.88

Weighted average common shares outstanding
Basic	80,726	83,600
Diluted	82,099	84,840

Net income	$89,050	$74,458
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains in accumulated other comprehensive income, net of tax (benefit) expense of $(2,729) and $8,633 for the quarters ended March 31, 2024 and 2023, respectively	(9,905)	32,476
Reclassification adjustment for realized losses included in net income, net of tax benefit of $7 for the quarter ended March 31, 2023	—	26
Other comprehensive (loss) income, net of tax	(9,905)	32,502
Comprehensive income	$79,145	$106,960

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock - Class A		Additional Paid-in Capital	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2023	80,881	$873	$990,816	$(148,921)	$(139,917)	$1,223,153	$1,926,004
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	505	5	(5,584)	—	—	—	(5,579)
Repurchase of common stock	(840)	—	—	(25,306)	—	—	(25,306)
Share-based compensation expense	—	—	4,117	—	—	—	4,117
Change in unrealized investment gains/losses, net of tax benefit of $2,729	—	—	—	—	(9,905)		(9,905)
Net income	—	—	—	—	—	89,050	89,050
Balances, March 31, 2024	80,546	$878	$989,349	$(174,227)	$(149,822)	$1,312,203	$1,978,381

	Common Stock - Class A		Additional Paid-in Capital	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2022	83,550	$865	$972,717	$(56,575)	$(204,323)	$901,043	$1,613,727
Common stock: class A shares issued under stock plans, net of shares withheld for employee taxes	396	4	(2,610)	—	—	—	(2,606)
Repurchase of common stock	(666)	—	—	(14,862)	—	—	(14,862)
Share-based compensation expense	—	—	3,492	—	—	—	3,492
Change in unrealized investment gains/losses, net of tax expense of $8,640	—	—	—	—	32,502	—	32,502
Net income	—	—	—	—	—	74,458	74,458
Balances, March 31, 2023	83,280	$869	$973,599	$(71,437)	$(171,821)	$975,501	$1,706,711

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities	(In Thousands)
Net income	$89,050	$74,458
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment loss	—	33
Depreciation and amortization	2,996	2,798
Net amortization of premium on investment securities	437	966
Amortization of debt discount and debt issuance costs	510	480
Deferred income taxes	23,808	20,869
Share-based compensation expense	4,117	3,492
Changes in operating assets and liabilities:
Premiums receivable	1,094	(518)
Accrued investment income	(75)	(1,558)
Deferred policy acquisition costs, net	104	(1,357)
Reinsurance recoverable	(366)	(1,892)
Other assets	(1,352)	(1,612)
Unearned premiums	(6,511)	(8,971)
Reserve for insurance claims and claim expenses	3,208	8,321
Reinsurance balances, net	(123)	(196)
Accounts payable and accrued expenses	(5,323)	(5,478)
Net cash provided by operating activities	111,574	89,835
Cash flows from investing activities
Purchase of short-term investments	(14,811)	(106,614)
Purchase of fixed-maturity investments, available-for-sale	(81,162)	(133,971)
Proceeds from maturities of short-term investments	15,300	179,297
Proceeds from maturities and redemptions of fixed-maturity investments, available-for-sale	45,107	29,054
Additions to software and equipment	(2,186)	(1,517)
Net cash used in investing activities	(37,752)	(33,751)
Cash flows from financing activities
Proceeds from issuance of common stock related to employee equity plans	4,221	2,657
Taxes paid related to net share settlement of equity awards	(9,800)	(5,263)
Repurchases of common stock	(25,206)	(14,800)
Net cash used in financing activities	(30,785)	(17,406)

Net increase in cash, cash equivalents and restricted cash	43,037	38,678
Cash, cash equivalents and restricted cash, beginning of period	96,689	44,426
Cash, cash equivalents and restricted cash, end of period	$139,726	$83,104

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization, Basis of Presentation and Summary of Accounting Principles
NMI Holdings, Inc. (NMIH) is a Delaware corporation, incorporated in May 2011 to provide private mortgage guaranty insurance (which we refer to as mortgage insurance or MI) through its wholly-owned insurance subsidiaries, National Mortgage Insurance Corporation (NMIC) and National Mortgage Reinsurance Inc One (Re One). Our common stock is listed on the Nasdaq exchange under the ticker symbol “NMIH.”
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, which include the results of NMIH and its wholly-owned subsidiaries, have been prepared in accordance with the instructions to Form 10-Q as prescribed by the SEC for interim reporting and include other information and disclosures required by accounting principles generally accepted in the U.S. (GAAP). Our accounts are maintained in U.S. dollars. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2023, included in our 2023 10-K. All intercompany transactions have been eliminated. Certain reclassifications to previously reported financial information have been made to conform to our current period presentation. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as of the balance sheet date. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates. The results of operations for the interim period may not be indicative of the results that may be expected for the full year ending December 31, 2024.
Significant Accounting Principles
There have been no changes to our significant accounting principles as described in Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - Summary of Accounting Principles” of our 2023 10-K.
Recent Accounting Pronouncements – Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The update expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard will take effect for all public business entities, including those that have only a single reportable segment for fiscal years beginning after December 15, 2023, and interim periods beginning after December 31, 2024. We are currently evaluating the impact the adoption of this ASU will have, if any, on our consolidated financial statements.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2. Investments
We hold all investments on an available-for-sale basis at fair value on our condensed consolidated balance sheets and evaluate each position quarterly for impairment. We recognize an impairment on a security through the statement of operations if (i) we intend to sell the impaired security; or (ii) it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis. If a sale is intended or likely to be required, we recognize an impairment loss equivalent to the difference of the amortized cost basis of the security and its fair value through the condensed consolidated statements of operations and comprehensive income as a “Net Realized Investment Loss.” In the event of an impairment of a security that we intend to and have the ability to hold to maturity, we evaluate the drivers of the impairment to determine the portion that is credit related and the portion that is non-credit related. The portion of impairment loss that is attributed to credit related factors is recognized through the statement of operations as a provision for credit loss and the portion that is attributed to non-credit related factors is recognized in other comprehensive income, net of taxes.
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of March 31, 2024	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$164,294	$1,721	$(1,092)	$164,923
Municipal debt securities	683,482	808	(58,064)	626,226
Corporate debt securities	1,657,085	3,250	(127,538)	1,532,797
Asset-backed securities	49,473	—	(3,549)	45,924
Total bonds	2,554,334	5,779	(190,243)	2,369,870
Short-term investments	23,656	—	(1)	23,655
Total investments	$2,577,990	$5,779	$(190,244)	$2,393,525

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2023	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$164,278	$3,374	$(1,264)	$166,388
Municipal debt securities	678,339	1,253	(58,462)	621,130
Corporate debt securities	1,624,187	7,868	(120,576)	1,511,479
Asset-backed securities	52,242	1	(4,032)	48,211
Total bonds	2,519,046	12,496	(184,334)	2,347,208
Short-term investments	23,816	2	(5)	23,813
Total investments	$2,542,862	$12,498	$(184,339)	$2,371,021
We did not own any mortgage-backed securities in our asset-backed securities portfolio at March 31, 2024 or December 31, 2023.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Financial	35%	35%
Consumer	27	26
Utilities	12	13
Technology	9	8
Industrial	9	9
Communications	8	9
Total	100%	100%
As of March 31, 2024 and December 31, 2023, approximately $5.2 million and $5.3 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair value of available-for-sale securities as of March 31, 2024 and December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of March 31, 2024	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$184,107	$182,728
Due after one through five years	1,275,951	1,194,092
Due after five through ten years	1,024,068	926,490
Due after ten years	44,391	44,291
Asset-backed securities	49,473	45,924
Total investments	$2,577,990	$2,393,525

As of December 31, 2023	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$191,375	$189,729
Due after one through five years	1,237,192	1,162,259
Due after five through ten years	1,050,989	959,633
Due after ten years	11,064	11,189
Asset-backed securities	52,242	48,211
Total investments	$2,542,862	$2,371,021
Aging of Unrealized Losses
As of March 31, 2024, the investment portfolio had gross unrealized losses of $190.2 million, of which $187.5 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2023, the investment portfolio had gross unrealized losses of $184.3 million, of which $183.1 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of March 31, 2024		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	9	$5,051	$(144)	15	$71,851	$(948)	24	$76,902	$(1,092)
Municipal debt securities	16	95,082	(855)	221	474,250	(57,209)	237	569,332	(58,064)
Corporate debt securities	32	170,627	(1,782)	252	1,130,096	(125,756)	284	1,300,723	(127,538)
Asset-backed securities	1	677	(1)	23	45,247	(3,548)	24	45,924	(3,549)
Short-term investments	3	22,289	(1)	—	—	—	3	22,289	(1)
Total	61	$293,726	$(2,783)	511	$1,721,444	$(187,461)	572	$2,015,170	$(190,244)

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2023		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	8	$5,022	$(62)	17	$72,003	$(1,202)	25	$77,025	$(1,264)
Municipal debt securities	14	56,280	(502)	217	467,098	(57,960)	231	523,378	(58,462)
Corporate debt securities	13	56,039	(705)	266	1,150,662	(119,871)	279	1,206,701	(120,576)
Asset-backed securities	—	—	—	23	47,426	(4,032)	23	47,426	(4,032)
Short-term investments	1	9,925	(5)	—	—	—	1	9,925	(5)
Total	36	$127,266	$(1,274)	523	$1,737,189	$(183,065)	559	$1,864,455	$(184,339)
Allowance for Credit Losses
As of March 31, 2024 and December 31, 2023, we did not recognize an allowance for credit loss for any security in the investment portfolio and we did not record any provision for credit loss for investment securities during the three months ended March 31, 2024 or 2023.
We evaluated the securities in an unrealized loss position as of March 31, 2024, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our assessment of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of March 31, 2024 are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the unrealized losses on securities held as of March 31, 2024 were primarily driven by fluctuations in interest rates, and to a lesser extent, movements in credit spreads following the purchase of those securities.
Net Investment Income
The following table presents the components of net investment income:

	For the three months ended March 31,
	2024	2023
	(In Thousands)
Investment income (1)	$19,697	$15,174
Investment expenses	(261)	(280)
Net investment income	$19,436	$14,894
(1)    Includes interest income recognized on cash and cash equivalents of $1.1 million and $0.2 million during the three months ended March 31, 2024 and 2023, respectively.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the components of net realized investment losses:

	For the three months ended March 31,
	2024	2023
	(In Thousands)
Gross realized investment gains	$—	$—
Gross realized investment losses	—	(33)
Net realized investment losses	$—	$(33)
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2024	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$164,923	$—	$—	$164,923
Municipal debt securities	—	626,226	—	626,226
Corporate debt securities	—	1,532,797	—	1,532,797
Asset-backed securities	—	45,924	—	45,924
Cash, cash equivalents and short-term investments	163,381	—	—	163,381
Total assets	$328,304	$2,204,947	$—	$2,533,251

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2023	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$166,388	$—	$—	$166,388
Municipal debt securities	—	621,130	—	621,130
Corporate debt securities	—	1,511,479	—	1,511,479
Asset-backed securities	—	48,211	—	48,211
Cash, cash equivalents and short-term investments	120,502	—	—	120,502
Total assets	$286,890	$2,180,820	$—	$2,467,710
There were no transfers between Level 2 and Level 3 of the fair value hierarchy during the three months ended March 31, 2024, or the year ended December 31, 2023.
Financial Instruments Not Measured at Fair Value
On June 19, 2020, we issued $400 million aggregate principal amount of senior secured notes that mature on June 1, 2025 (the Notes) and used a portion of the proceeds from the Notes offering to repay amounts due under our then outstanding $150 million term loan. At March 31, 2024, the Notes were carried at a cost of $398.0 million, net of unamortized debt issuance costs of $2.0 million, and had a fair value of $404.3 million as assessed under our Level 2 hierarchy. At December 31, 2023, the Notes were carried at a cost of $397.6 million, net of unamortized debt issuance costs of $2.4 million, and had a fair value of $401.9 million.
4. Debt
Senior Secured Notes
At March 31, 2024, we had $400 million aggregate principal amount of senior secured notes outstanding. The Notes were issued pursuant to an indenture dated June 19, 2020 and bear interest at a rate of 7.375%, payable semi-annually on June 1 and December 1.
The Notes mature on June 1, 2025. We may elect to redeem the Notes in whole or in part at any time prior to March 1, 2025 at a price based on 100% of the aggregate principal amount of any Notes redeemed plus the “Applicable Premium,” plus accrued and unpaid interest thereon. Applicable Premium is defined as the greater of (1) 1.0% of the principal amount of the Notes, or (2) the excess of the present value of the principal value of the Notes plus all future interest payments over the principal

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
amount. We may elect to redeem the Notes in whole or in part at any time on or after March 1, 2025 at a price equal to 100% of the aggregate principal amount of the Notes to be redeemed plus accrued and unpaid interest thereon.
Interest expense for the Notes includes interest and the amortization of capitalized debt issuance costs. In connection with the Notes offering, we recorded capitalized debt issuance costs of $7.4 million. Such amounts will be amortized over the contractual life of the Notes using the effective interest method. The effective interest rate on the Notes is 7.825%. At March 31, 2024 and December 31, 2023, approximately $2.0 million and $2.4 million, respectively, of unamortized debt issuance costs remained.
At March 31, 2024 and December 31, 2023, $9.8 million and $2.5 million, respectively, of accrued and unpaid interest on the Notes was included in “Accounts Payable and Accrued Expenses” on the condensed consolidated balance sheets.
    2021 Revolving Credit Facility
On November 29, 2021, we amended our $110 million senior secured revolving credit facility (the 2020 Revolving Credit Facility and as amended, the 2021 Revolving Credit Facility), expanding the lender group, increasing the revolving capacity to $250 million, and extending the maturity from February 22, 2023 to the earlier of (x) November 29, 2025, or (y) if any existing senior secured notes remain outstanding on such date, February 28, 2025. Borrowings under the 2021 Revolving Credit Facility may be used for general corporate purposes, including to support the growth of our new business production and operations, and accrue interest at a variable rate equal to, at our discretion, (i) a Base Rate (as defined in the 2021 Revolving Credit Facility) subject to a floor of 1.00% per annum plus a margin of 0.375% to 1.875% per annum, or (ii) the Adjusted Term Secured Overnight Financing Rate (SOFR) (as defined in the 2021 Revolving Credit Facility) plus a margin of 1.375% to 2.875% per annum, with the margin in each of (i) or (ii) based on our applicable corporate credit rating at the time. As of March 31, 2024 and December 31, 2023, no amounts were drawn under the 2021 Revolving Credit Facility.
Under the 2021 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of March 31, 2024, the applicable commitment fee was 0.225%. For the three months ended March 31, 2024, we recorded $0.2 million of commitment fees in interest expense.
We incurred debt issuance costs of $1.1 million in connection with the 2021 Revolving Credit Facility and had $0.6 million of unamortized debt issuance costs associated with the 2020 Revolving Credit Facility remaining at the time of its amendment and replacement. Combined unamortized debt issuance costs are amortized through interest expense on a straight-line basis over the contractual life of the 2021 Revolving Credit Facility. At March 31, 2024 and December 31, 2023, remaining unamortized deferred debt issuance costs were $0.7 million and $0.8 million, respectively, in “Other Assets” on our condensed consolidated balance sheets.
We are subject to certain covenants under the 2021 Revolving Credit Facility, including, but not limited to, the following: a maximum debt-to-total capitalization ratio of 35%, compliance with the private mortgage insurer eligibility requirements (PMIERs) financial requirements (subject to any GSE approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants at March 31, 2024.

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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended March 31,
	2024	2023
	(In Thousands)
Net premiums written
Direct	$163,207	$148,932
Ceded (1)	(32,962)	(35,956)
Net premiums written	$130,245	$112,976

Net premiums earned
Direct	$169,718	$157,904
Ceded (1)	(33,061)	(36,150)
Net premiums earned	$136,657	$121,754
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
NMIC makes risk premium payments to the Oaktown Re Vehicles for the applicable outstanding reinsurance coverage amount and pays an additional amount for anticipated operating expenses (capped at $250 thousand per year). NMIC ceded aggregate premiums to the Oaktown Re Vehicles of $6.0 million and $9.1 million during the three months ended March 31, 2024 and 2023, respectively.
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to the Oaktown Re Vehicles during the three months ended March 31, 2024 and 2023, as the aggregate first layer risk retention for each applicable agreement was not exhausted during such periods.
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
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease (over a ten-year period in the case of Oaktown Re III Ltd. and Oaktown Re V Ltd. and 12.5-year period in the case of Oaktown Re VI Ltd. and Oaktown Re VII Ltd.) as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled. As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction noteholders as amortization of the outstanding insurance-linked note principal balances. The outstanding reinsurance coverage amounts stop amortizing, and the distribution of collateral assets to ILN Transaction noteholders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
agreement, are triggered (each, a Lock-Out Event). Effective March 31, 2024, a previously triggered Lock-Out Event for the 2019 ILN Transaction was deemed to have cleared and amortization of the associated reinsurance coverage, and distribution of collateral assets and amortization of the associated insurance-linked notes resumed.
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding ILN Transaction. Current amounts are presented as of March 31, 2024.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2019 ILN Transaction	July 30, 2019	6/1/2018 – 6/30/2019	$326,905	$155,552	$123,424	$121,702
2020-2 ILN Transaction	October 29, 2020	4/1/2020 – 9/30/2020 (2)	242,351	47,502	121,777	121,177
2021-1 ILN Transaction	April 27, 2021	10/1/2020 – 3/31/2021 (3)	367,238	199,639	163,708	163,394
2021-2 ILN Transaction	October 26, 2021	4/1/2021 – 9/30/2021 (4)	363,596	293,619	146,229	145,715

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

Under the terms of our ILN Transactions, we are required to maintain a certain level of restricted funds in premium deposit accounts with Bank of New York Mellon until the respective notes have been redeemed in full. “Cash and Cash Equivalents” on our condensed consolidated balance sheets includes restricted amounts of $1.1 million and $1.3 million as of March 31, 2024 and December 31, 2023, respectively. The restricted balances required under these transactions will decline over time as the outstanding principal balance of the respective insurance-linked notes are amortized.
Traditional Reinsurance
NMIC is party to six excess-of-loss reinsurance agreements with broad panels of third-party reinsurers – the 2022-1 XOL Transaction, effective April 1, 2022, the 2022-2 XOL Transaction, effective July 1, 2022, the 2022-3 XOL Transaction, effective October 1, 2022, the 2023-1 XOL Transaction, effective January 1, 2023, the 2023-2 XOL Transaction, effective July 1, 2023, and the 2024 XOL Transaction, effective January 1, 2024 – which we refer to collectively as the XOL Transactions. Each XOL Transaction provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the reinsurers then provide second layer loss protection up to a defined reinsurance coverage amount. The reinsurance coverage amount of each XOL Transaction is set to approximate the PMIERs minimum required assets of its reference pool and decreases from its peak over a ten-year period in the event the PMIERs minimum required assets of the pool declines. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
Under the terms of the XOL Transactions, NMIC makes risk premium payments to its third-party reinsurance providers for the outstanding reinsurance coverage amount and ceded aggregate premiums of $9.2 million and $7.2 million during the three months ended March 31, 2024 and 2023, respectively. NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each agreement. NMIC did not cede any incurred losses on covered policies under the XOL Transactions during the three months ended March 31, 2024 and 2023, as the aggregate first layer risk retention for each agreement was not exhausted during such periods.
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding XOL Transaction. Current amounts are presented as of March 31, 2024.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2022-1 XOL Transaction	April 1, 2022	10/1/2021 – 3/31/2022 (2)	$289,741	$227,863	$133,366	$133,007
2022-2 XOL Transaction	July 1, 2022	4/1/2022 – 6/30/2022 (3)	154,306	152,347	78,906	78,735
2022-3 XOL Transaction	October 1, 2022	7/1/2022 – 9/30/2022	96,779	96,197	106,265	106,023
2023-1 XOL Transaction	January 1, 2023	10/1/2022 – 6/30/2023	89,864	88,351	146,513	146,348
2023-2 XOL Transaction (4)	July 1, 2023	7/1/2023 – 12/31/2023	100,777	100,777	136,875	136,875
2024 XOL Transaction (5)	January 1, 2024	1/1/2024 – 12/31/2024	37,404	37,404	65,217	65,217
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
(4)    Effective January 1, 2024, the initial reinsurance coverage and initial first layer retained loss amounts increased due to revised contractual terms.
(5)    The initial reinsurance coverage, current reinsurance coverage, initial first layer retained loss and current first layer retained loss for the 2024 XOL Transaction will increase as incremental covered production is ceded under the transaction through December 31, 2024.

Quota Share Reinsurance
NMIC is party to eight quota share reinsurance treaties – the 2016 QSR Transaction, effective September 1, 2016 and as modified April 1, 2019, the 2018 QSR Transaction, effective January 1, 2018, the 2020 QSR Transaction, effective April 1, 2020 and as amended January 1, 2024, the 2021 QSR Transaction, effective January 1, 2021, the 2022 QSR Transaction, effective October 1, 2021, the 2022 Seasoned QSR Transaction, effective July 1, 2022, the 2023 QSR Transaction, effective January 1, 2023 and the 2024 QSR Transaction, effective January 1, 2024 – which we refer to collectively as the QSR Transactions. Under each of the QSR Transactions, NMIC cedes a proportional share of its risk on eligible policies to panels of third-party reinsurance providers. Each of the third-party reinsurance providers that is party to the QSR Transactions has an insurer financial strength rating of A- or better by S&P, A.M. Best or both.
Under the terms of the 2016 QSR Transaction, NMIC cedes premiums written related to 20.5% of the risk on eligible primary policies written for all periods through December 31, 2017 and 100% of the risk under our pool agreement with Fannie Mae. The 2016 QSR Transaction is scheduled to terminate on December 31, 2027, except with respect to the ceded pool risk, which expired on August 31, 2023. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2020, or at the end of any calendar quarter thereafter, which could result in NMIC recapturing the related risk.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Under the terms of the 2020 QSR Transaction, NMIC cedes premiums earned related to 21% of the risk on eligible policies written between April 1, 2020 and December 31, 2020. The 2020 QSR Transaction is scheduled to terminate on December 31, 2030. NMIC had the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2025, or at the end of any calendar quarter thereafter, which could result in NMIC recapturing the related risk.
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
Under the terms of the 2024 QSR Transaction, NMIC cedes premiums earned related to 20% of the risk on eligible policies written in 2024. The 2024 QSR Transaction is scheduled to terminate on December 31, 2034. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2027, or at the end of any calendar quarter thereafter, which could result in NMIC recapturing the related risk.
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
The following table shows amounts related to the QSR Transactions:

	As of and for the three months ended
	March 31, 2024	March 31, 2023
	(In Thousands)
Ceded risk-in-force	$12,669,207	$12,635,442
Ceded premiums earned	(41,269)	(42,096)
Ceded claims and claim expenses	659	1,965
Ceding commission earned	10,292	9,965
Profit commission	23,407	22,279

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Ceded premiums written under the 2016 QSR Transaction are recorded as prepaid reinsurance premiums in “Other Assets” on our consolidated balance sheets and amortized to ceded premiums earned in a manner consistent with the recognition of revenue on direct premiums. Under all other QSR Transactions, premiums are ceded on an earned basis as defined in the agreement. NMIC receives a 20% ceding commission for premiums ceded under the QSR Transactions, except with respect to the 2022 Seasoned QSR Transaction under which it receives a 35% ceding commission and the 2020 QSR Transaction under which it receives a 36% ceding commission. NMIC also receives a profit commission under each of the QSR Transactions, provided that the loss ratios on loans covered under the 2016, 2018, 2020, 2021, 2022, 2022 Seasoned, 2023 and 2024 QSR Transactions, generally remain below 60%, 61%, 50%, 57.5%, 62%, 55%, 62% and 56%, respectively, as measured annually. Ceded claims and claim expenses under each of the QSR Transactions reduce the respective profit commission received by NMIC on a dollar-for-dollar basis.
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are realized from this account until exhausted. NMIC’s reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to the 2016 QSR Transaction was $1.6 million and $1.7 million as of March 31, 2024 and December 31, 2023, respectively.
In accordance with the terms of the 2018, 2020, 2021, 2022, 2022 Seasoned, 2023 and 2024 QSR Transactions, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also recognized quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The aggregate reinsurance recoverable on loss reserves related to the 2018, 2020, 2021, 2022, 2022 Seasoned, 2023, and 2024 QSR Transactions was $26.3 million and $25.8 million as of March 31, 2024 and December 31, 2023, respectively.
We remain directly liable for all claim payments if we are unable to collect the recoverables due from our reinsurers and, as such, we actively monitor and manage our counterparty credit exposure to our reinsurance providers. We establish an allowance for expected credit loss against our reinsurance recoverable if we do not expect to recover amounts due from one or more of our reinsurance counterparties, and report our reinsurance recoverable net of such allowance, if any. We actively monitor the counterparty credit profiles of our reinsurers and each is required to partially collateralize its obligations under the terms of the QSR Transactions. The allowance for credit loss established against our reinsurance recoverable was deemed immaterial as of March 31, 2024 and December 31, 2023.
6. Reserves for Insurance Claims and Claim Expenses
We hold gross reserves in an amount equal to the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. A loan is considered to be in “default” as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. As of March 31, 2024, we held gross reserves for insurance claims and claim expenses of $127.2 million. During the three months ended March 31, 2024, we paid 42 claims totaling $1.1 million, including 41 claims covered under the QSR Transactions representing $0.3 million of ceded claims and claim expenses.
We had 5,109 loans in default in our primary insured portfolio as of March 31, 2024, which represented a 0.80% default rate against 635,662 total policies in-force and 5,099 loans in default in our primary portfolio as of December 31, 2023, which represented a 0.81% default rate against 629,690 total policies in-force. The size of the reserve we establish for each defaulted loan (and by extension our aggregate reserve for claims and claim expenses) reflects our best estimate of the future claim payment to be made for each individual loan in default. Our future claims exposure is a function of the number of defaulted loans that progress to claim payment (which we refer to as frequency) and the amount to be paid to settle such claims (which we refer to as severity). Our estimates of claims frequency and severity are not formulaic, rather they are broadly synthesized based on historical observed experience for similarly situated loans and assumptions about future macroeconomic factors.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses:

	For the three months ended March 31,
	2024	2023
	(In Thousands)
Beginning balance	$123,974	$99,836
Less reinsurance recoverables (1)	(27,514)	(21,587)
Beginning balance, net of reinsurance recoverables	96,460	78,249

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	32,976	27,608
Prior years (3)	(29,282)	(20,907)
Total claims and claim expenses incurred	3,694	6,701

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	—
Prior years (3)	852	272
Total claims and claim expenses paid	852	272

Reserve at end of period, net of reinsurance recoverables	99,302	84,678
Add reinsurance recoverables (1)	27,880	23,479
Ending balance	$127,182	$108,157
(1)    Related to ceded losses recoverable under the QSR Transactions. See Note 5, “Reinsurance” for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $25.9 million attributed to net case reserves and $6.6 million attributed to net IBNR reserves for the three months ended March 31, 2024 and $22.3 million attributed to net case reserves and $4.9 million attributed to net IBNR reserves for the three months ended March 31, 2023.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $22.4 million attributed to net case reserves and $6.3 million attributed to net IBNR reserves for the three months ended March 31, 2024 and $16.2 million attributed to net case reserves and $4.5 million attributed to net IBNR reserves for the three months ended March 31, 2023.

The “claims incurred” section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves, and is presented net of reinsurance. The amount of claims incurred relating to current year defaults increased during the three months ended March 31, 2024, compared to the same period in the prior year, primarily due to an increase in the total number of new delinquencies emerging during the period tied to the growth and natural seasoning of our portfolio, partially offset by a decrease in the average case reserve established against newly defaulted loans. Our provision for claims and claim expenses during both the three months ended March 31, 2024 and 2023 benefited from favorable development on prior year defaults. We recognized $29.3 million and $20.9 million of favorable prior year development during the three months ended March 31, 2024 and 2023, respectively, primarily due to cure activity and ongoing analysis of recent loss development trends. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $85.1 million related to prior year defaults remained as of March 31, 2024.
7. Earnings per Share (EPS)
Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and common stock equivalents that would be issuable upon the vesting of service-based and performance and service-based restricted stock units (RSUs), and the exercise of vested and unvested stock options.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table reconciles the net income and the weighted average shares of common stock outstanding used in the computations of basic and diluted EPS of common stock:

	For the three months ended March 31,
	2024	2023
	(In Thousands, except for per share data)
Net income – basic and diluted	$89,050	$74,458

Basic weighted average shares outstanding	80,726	83,600
Dilutive effect of issuable shares	1,373	1,240
Diluted weighted average shares outstanding	82,099	84,840

Earnings per share
Basic	$1.10	$0.89
Diluted	$1.08	$0.88
8. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. Taxable income is reported on our consolidated U.S. federal and various state income tax returns, filed by NMIH on behalf of itself and its subsidiaries. Our effective tax rate on our pre-tax income was 22.3% and 22.6% for the three months ended March 31, 2024 and 2023, respectively. Our provision for income taxes for interim reporting periods is established based on our estimated annual effective tax rate for a given year. Our effective tax rate may fluctuate between interim periods due to the impact of discrete items not included in our estimated annual effective tax rate, including the tax effects associated with the vesting of RSUs and exercise of options. Such items are treated on a discrete basis in the reporting period in which they occur.
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent. As a result, our interim provision for income taxes for the three months ended March 31, 2024 primarily represents a change in our net deferred tax liability. As of March 31, 2024 and December 31, 2023, we held $235.3 million of tax and loss bonds in “Prepaid Federal Income Taxes” on our condensed consolidated balance sheets.

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

During the three months ended March 31, 2024, we repurchased 0.8 million shares at an average price of $29.98 per share (excluding associated costs and applicable taxes). During the year ended December 31, 2023, we repurchased 3.5 million shares at an average price of $25.93 per share (excluding associated costs and applicable taxes). As of March 31, 2024, we had $151.8 million of repurchase authority remaining under our current program.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
and disclosures as appropriate. Significant judgment is required to determine both the likelihood and the estimated amount of potential losses related to such matters.
We are currently named as a defendant in a litigation proceeding pertaining to the refund of certain mortgage insurance premiums under the Homeowners Protection Act. The case was dismissed in September 2023 and is currently pending appeal. We do not currently expect that we will incur a material loss in connection with the case and have not recorded a litigation liability for this matter.
11. Premiums Receivable

Premiums receivable consists of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the associated receivable is written off against earned premium and the related insurance policy is canceled. Premiums receivable may be written off prior to 120 days in the ordinary course of business for non-credit events including, but not limited to, the modification or refinancing of an underlying insured loan. We established a $2.3 million and $2.7 million reserve for premium write-offs at March 31, 2024 and December 31, 2023, respectively.
We separately recognize an allowance for credit losses for premiums receivable based on credit losses expected to arise over the life of the receivable. Due to the nature of our insurance policies (a necessary precondition for access to mortgage credit for covered borrowers) and the short duration of the related receivables, we do not typically experience credit losses against our premium receivables and the allowance for credit loss established on premium receivable was deemed immaterial at March 31, 2024 and December 31, 2023.
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
NMIC and Re One generated combined statutory net income of $34.7 million and $21.8 million for the three months ended March 31, 2024 and 2023, respectively.
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
The following table presents NMIC's statutory surplus, contingency reserve, statutory capital and risk-to-capital (RTC) ratio as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
	(In Thousands)
Statutory surplus	$992,923	$963,085
Contingency reserve	1,654,279	1,573,360
Statutory capital (1)	$2,647,202	$2,536,445

Risk-to-capital	11.7:1	11.4:1
(1)    Represents the total of the statutory surplus and contingency reserve.
Re One had $2.1 million and $2.0 million of statutory capital at March 31, 2024 and December 31, 2023, respectively.
NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
that are incorporated in Delaware. Delaware law provides that dividends are only payable out of a corporation's capital surplus or, subject to certain limitations, recent net profits.
NMIC and Re One are subject to certain rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs that may restrict their ability to pay dividends to NMIH. NMIC has the capacity to pay $96.3 million of aggregate ordinary dividends to NMIH during the twelve-month period ending December 31, 2024.

13. Subsequent Events
On April 29, 2024, we entered into a new $250 million five-year unsecured revolving credit facility (the 2024 Revolving Credit Facility) to replace, upon close, our existing 2021 (secured) Revolving Credit Facility. Borrowings under the 2024 Revolving Credit Facility may be used for general corporate purposes, including to support growth, new business production and operations, and will accrue interest and carry undrawn commitment fees identical to those incurred under the 2021 Revolving Credit Facility. Under the 2024 Revolving Credit Facility we will be subject to certain covenants, including a maximum debt-to-total capitalization ratio of 35%, compliance with the PMIERs financial requirements (subject to any GSE approved waivers), and a minimum consolidated net worth requirement (as defined therein). We will no longer be subject to a minimum statutory capital covenant. Closing of the 2024 Revolving Credit Facility is subject to the satisfaction of certain terms and conditions contained therein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
    The following analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 10-K, for a more complete understanding of our financial position and results of operations. In addition, investors should review the “Cautionary Note Regarding Forward-Looking Statements” above and the “Risk Factors” detailed in Part II, Item 1A of this report and in Part I, Item 1A of our 2023 10-K, as subsequently updated in other reports we file with the SEC, for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year or for any other period.
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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of March 31, 2024, we had issued master policies with 1,984 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of March 31, 2024, we had $199.4 billion of primary insurance-in-force (IIF) and $52.6 billion of primary risk-in-force (RIF).
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
Our common stock trades on the Nasdaq under the symbol “NMIH.” Our headquarters is located in Emeryville, California. As of March 31, 2024, we had 234 employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
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
Premiums are paid either by the borrower (borrower-paid mortgage insurance or BPMI) or the lender (lender-paid mortgage insurance or LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of March 31, 2024 were non-

refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease (over a ten-year period in the case of Oaktown Re III Ltd. and Oaktown Re V Ltd. and 12.5-year period in the case of Oaktown Re VI Ltd. and Oaktown Re VII Ltd.) as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled. As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction noteholders as amortization of the outstanding insurance-linked note principal balances. The outstanding reinsurance coverage amounts stop amortizing, and the distribution of collateral assets to ILN Transaction noteholders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event). Effective March 31, 2024, a previously triggered Lock-Out Event for the 2019 ILN Transaction was deemed to have cleared and amortization of the associated reinsurance coverage, and distribution of collateral assets and amortization of the associated insurance-linked notes resumed.
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

The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding ILN Transaction. Current amounts are presented as of March 31, 2024.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2019 ILN Transaction	July 30, 2019	6/1/2018 – 6/30/2019	$326,905	$155,552	$123,424	$121,702
2020-2 ILN Transaction	October 29, 2020	4/1/2020 – 9/30/2020 (2)	242,351	47,502	121,777	121,177
2021-1 ILN Transaction	April 27, 2021	10/1/2020 – 3/31/2021 (3)	367,238	199,639	163,708	163,394
2021-2 ILN Transaction	October 26, 2021	4/1/2021 – 9/30/2021 (4)	363,596	293,619	146,229	145,715

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
Traditional Reinsurance
NMIC is party to six excess-of-loss reinsurance agreements with broad panels of third-party reinsurers – the 2022-1 XOL Transaction, effective April 1, 2022, the 2022-2 XOL Transaction, effective July 1, 2022, the 2022-3 XOL Transaction, effective October 1, 2022, the 2023-1 XOL Transaction, effective January 1, 2023, the 2023-2 XOL Transaction, effective July 1, 2023, and the 2024 XOL Transaction, effective January 1, 2024 – which we refer to collectively as the XOL Transactions. Each XOL Transaction provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the reinsurers then provide second layer loss protection up to a defined reinsurance coverage amount. The reinsurance coverage amount of each XOL Transaction is set to approximate the PMIERs minimum required assets of its reference pool and decreases from its peak over a ten-year period in the event the PMIERs minimum required assets of the pool declines. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding XOL Transaction. Current amounts are presented as of March 31, 2024.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2022-1 XOL Transaction	April 1, 2022	10/1/2021 – 3/31/2022 (2)	$289,741	$227,863	$133,366	$133,007
2022-2 XOL Transaction	July 1, 2022	4/1/2022 – 6/30/2022 (3)	154,306	152,347	78,906	78,735
2022-3 XOL Transaction	October 1, 2022	7/1/2022 – 9/30/2022	96,779	96,197	106,265	106,023
2023-1 XOL Transaction	January 1, 2023	10/1/2022 – 6/30/2023	89,864	88,351	146,513	146,348
2023-2 XOL Transaction (4)	July 1, 2023	7/1/2023 – 12/31/2023	100,777	100,777	136,875	136,875
2024 XOL Transaction (5)	January 1, 2024	1/1/2024 – 12/31/2024	37,404	37,404	65,217	65,217

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
(4)    Effective January 1, 2024, the initial reinsurance coverage and initial first layer retained loss amounts increased due to revised contractual terms.
(5)    The initial reinsurance coverage, current reinsurance coverage, initial first layer retained loss and current first layer retained loss for the 2024 XOL Transaction will increase as incremental covered production is ceded under the transaction through December 31, 2024.

Quota Share Reinsurance
NMIC is party to eight quota share reinsurance treaties – the 2016 QSR Transaction, effective September 1, 2016 and as modified April 1, 2019, the 2018 QSR Transaction, effective January 1, 2018, the 2020 QSR Transaction, effective April 1, 2020 and as amended January 1, 2024, the 2021 QSR Transaction, effective January 1, 2021, the 2022 QSR Transaction, effective October 1, 2021, the 2022 Seasoned QSR Transaction, effective July 1, 2022, the 2023 QSR Transaction, effective January 1, 2023 and the 2024 QSR Transaction, effective January 1, 2024 – which we refer to collectively as the QSR Transactions. Under each of the QSR Transactions, NMIC cedes a proportional share of its risk on eligible policies to panels of third-party reinsurance providers. Each of the third-party reinsurance providers that is party to the QSR Transactions has an insurer financial strength rating of A- or better by S&P, A.M. Best or both.
Under the terms of the 2016 QSR Transaction, NMIC cedes premiums written related to 20.5% of the risk on eligible primary policies written for all periods through December 31, 2017 in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims. NMIC previously ceded 100% of the risk under its pool agreement with Fannie Mae; however, such agreement expired on August 31, 2023 and NMIC no longer cedes pool risk under the 2016 QSR Transaction.
Under the terms of the 2018 QSR Transaction, NMIC cedes premiums earned related to 25% of the risk on eligible policies written in 2018 and 20% of the risk on eligible policies written in 2019, in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 20% ceding commission, and a profit commission of up to 61% that varies directly and inversely with ceded claims.
Under the terms of the 2020 QSR Transaction, NMIC cedes premiums earned related to 21% of the risk on eligible policies written between April 1, 2020 and December 31, 2020, in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 36% ceding commission, and a profit commission of up to 50% that varies directly and inversely with ceded claims.
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
Under the terms of the 2024 QSR Transaction, NMIC cedes premiums earned related to 20% of the risk on eligible policies written in 2024, in exchange or reimbursement of ceded claims and claim expenses on covered policies, a 20% ceding commission, and a profit commission of up to 56% that varies directly and inversely with ceded claims.

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
Portfolio Data
The following table presents NIW and primary and pool IIF as of the dates and for the periods indicated. Unless otherwise noted, the tables below do not include the effects of our third-party reinsurance arrangements described above.

NIW and primary and pool IIF	As of and for the three months ended
	March 31, 2024		March 31, 2023
	NIW	IIF	NIW	IIF
	(In Millions)
Monthly	$9,175	$180,343	$8,550	$166,924
Single	223	19,030	184	19,800
Primary	9,398	199,373	8,734	186,724

Pool	—	—	—	1,025
Total	$9,398	$199,373	$8,734	$187,749
NIW increased 8% to $9.4 billion for the three months ended March 31, 2024 compared to $8.7 billion for the three months ended March 31, 2023, primarily due to the growth in our customer franchise and market presence tied to the increased penetration of existing customer accounts and new customer activations.

Primary IIF increased 7% at March 31, 2024 compared to March 31, 2023, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of in-force policies. Our persistency rate improved to 85.8% at March 31, 2024 from 85.1% at March 31, 2023, and remains historically high due to a continued slowdown in the pace of mortgage refinancing activity tied to the prevailing interest and mortgage rate environment.

The following table presents net premiums written and earned for the periods indicated:

Primary premiums written and earned	For the three months ended March 31,
	2024	2023
	(In Thousands)
Net premiums written	$130,245	$112,976
Net premiums earned	136,657	121,754
Net premiums written and earned increased 15% and 12%, respectively, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by growth in our monthly IIF and monthly pay premium receipts, as well as a decline in the total premiums ceded under our reinsurance treaties. The growth in net premiums earned was partially offset by a decline in the contribution from single premium policy cancellations.

Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
	($ Values In Millions, except as noted below)
New insurance written	$9,398	$8,927	$11,334	$11,478	$8,734
Percentage of monthly premium	98%	96%	97%	98%	98%
Percentage of single premium	2%	4%	3%	2%	2%
New risk written	$2,486	$2,354	$3,027	$3,022	$2,258
Insurance-in-force (1)	$199,373	$197,029	$194,781	$191,306	$186,724
Percentage of monthly premium	90%	90%	90%	90%	89%
Percentage of single premium	10%	10%	10%	10%	11%
Risk-in-force (1)	$52,610	$51,796	$51,011	$49,875	$48,494
Policies in force (count) (1)	635,662	629,690	622,993	611,441	600,294
Average loan size ($ value in thousands) (1)	$314	$313	$313	$313	$311
Coverage percentage (2)	26.4%	26.3%	26.2%	26.1%	26.0%
Loans in default (count) (1)	5,109	5,099	4,594	4,349	4,475
Default rate (1)	0.80%	0.81%	0.74%	0.71%	0.75%
Risk-in-force on defaulted loans (1)	$414	$408	$359	$335	$337
Average net premium yield (3)	0.28%	0.27%	0.27%	0.27%	0.26%
Earnings from cancellations	$0.6	$1.0	$0.9	$1.1	$1.4
Annual persistency (4)	85.8%	86.1%	86.2%	86.0%	85.1%
Quarterly run-off (5)	3.6%	3.4%	4.1%	3.7%	3.2%
(1)    Reported as of the end of the period.
(2)    Calculated as end of period RIF divided by end of period IIF.
(3)    Calculated as net premiums earned divided by average primary IIF for the period, annualized.
(4)    Defined as the percentage of IIF that remains on our books after a given twelve-month period.
(5)    Defined as the percentage of IIF that is no longer on our books after a given three-month period.
The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	As of and for the three months ended March 31,
	2024	2023
	(In Millions)
IIF, beginning of period	$197,029	$183,968
NIW	9,398	8,734
Cancellations, principal repayments and other reductions	(7,054)	(5,978)
IIF, end of period	$199,373	$186,724
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

The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of March 31,
	2024		2023
	IIF	RIF	IIF	RIF
Book year	(In Millions)
2024	$9,326	$2,466	$—	$—
2023	37,676	9,924	8,674	2,243
2022	51,809	13,759	55,664	14,730
2021	59,306	15,569	70,771	18,195
2020	25,939	6,871	32,679	8,403
2019 and before	15,317	4,021	18,936	4,923
Total	$199,373	$52,610	$186,724	$48,494
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

Primary NIW by FICO	For the three months ended March 31,
	2024	2023
	(In Millions)
>= 760	$4,888	$5,251
740-759	1,797	1,514
720-739	1,220	1,107
700-719	780	456
680-699	530	342
<=679	183	64
Total	$9,398	$8,734
Weighted average FICO	757	762

Primary NIW by LTV	For the three months ended March 31,
	2024	2023
	(In Millions)
95.01% and above	$1,062	$358
90.01% to 95.00%	4,414	4,085
85.01% to 90.00%	2,931	3,234
85.00% and below	991	1,057
Total	$9,398	$8,734
Weighted average LTV	92.3%	91.6%

Primary NIW by purchase/refinance mix	For the three months ended March 31,
	2024	2023
	(In Millions)
Purchase	$9,157	$8,494
Refinance	241	240
Total	$9,398	$8,734
The tables below present our total primary IIF and RIF by FICO and LTV, and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of March 31,
	2024		2023
	($ Values In Millions)
>= 760	$99,195	50%	$91,623	49%
740-759	35,416	18	33,156	18
720-739	28,033	14	26,233	14
700-719	18,904	9	18,203	10
680-699	13,002	7	12,502	6
<=679	4,823	2	5,007	3
Total	$199,373	100%	$186,724	100%

Primary RIF by FICO	As of March 31,
	2024		2023
	($ Values In Millions)
>= 760	$25,935	49%	$23,472	48%
740-759	9,392	18	8,692	18
720-739	7,484	14	6,903	14
700-719	5,089	10	4,847	10
680-699	3,479	7	3,311	7
<=679	1,231	2	1,269	3
Total	$52,610	100%	$48,494	100%

Primary IIF by LTV	As of March 31,
	2024		2023
	($ Values In Millions)
95.01% and above	$20,277	10%	$17,583	9%
90.01% to 95.00%	97,028	49	89,125	48
85.01% to 90.00%	61,169	31	56,425	30
85.00% and below	20,899	10	23,591	13
Total	$199,373	100%	$186,724	100%

Primary RIF by LTV	As of March 31,
	2024		2023
	($ Values In Millions)
95.01% and above	$6,275	12%	$5,413	11%
90.01% to 95.00%	28,663	54	26,326	54
85.01% to 90.00%	15,174	29	13,937	29
85.00% and below	2,498	5	2,818	6
Total	$52,610	100%	$48,494	100%

Primary RIF by Loan Type	As of March 31,
	2024	2023
Fixed	98%	98%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	2	2
Total	100%	100%
The table below presents selected primary portfolio statistics, by book year, as of March 31, 2024.

	As of March 31, 2024
Book Year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values In Millions)
2015 and prior	$16,035	$1,063	7%	67,989	6,088	101	200	2.7%	0.4%	1.7%
2016	21,187	1,881	9%	83,626	10,119	190	174	1.8%	0.4%	1.9%
2017	21,582	2,350	11%	85,897	13,036	293	160	2.2%	0.5%	2.2%
2018	27,295	2,811	10%	104,043	14,889	439	157	2.9%	0.6%	2.9%
2019	45,141	7,212	16%	148,423	31,251	491	67	2.1%	0.4%	1.6%
2020	62,702	25,939	41%	186,174	88,166	545	24	1.7%	0.3%	0.6%
2021	85,574	59,306	69%	257,972	191,719	1,436	34	4.2%	0.6%	0.7%
2022	58,734	51,809	88%	163,281	148,868	1,354	12	19.2%	0.8%	0.9%
2023	40,473	37,676	93%	111,994	106,285	260	1	10.8%	0.2%	0.2%
2024	9,398	9,326	99%	25,386	25,241	—	—	—%	—%	—%
Total	$388,121	$199,373		1,234,785	635,662	5,109	829
(1)    Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.
(2)    Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.
(3)    Calculated as the number of loans in default divided by number of policies in force.

Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the dates indicated. The distribution of our primary RIF as of March 31, 2024 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of March 31,
	2024	2023
California	10.2%	10.5%
Texas	8.8	8.8
Florida	7.5	8.0
Georgia	4.2	4.1
Washington	3.9	4.0
Illinois	3.9	3.9
Virginia	3.9	4.1
Pennsylvania	3.4	3.4
Colorado	3.2	3.5
Maryland	3.2	3.3
Total	52.2%	53.6%

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
Reserves are established by estimating the number of loans in default that will result in a claim payment, which is referred to as claim frequency, and the amount of the claim payment expected to be paid on each such loan in default, which is referred to as claim severity. Claim frequency and severity estimates are established based on historical observed experience regarding certain loan factors, such as age of the default, cure rates, size of the loan and estimated change in property value. Reserves are released the month in which a loan in default is brought current by the borrower, which is referred to as a cure. Adjustments to reserve estimates are reflected in the period in which the adjustment is made. Reserves are also ceded to reinsurers under the QSR Transactions, ILN Transactions and XOL Transactions as applicable under each treaty. We have not yet ceded reserves under any of the ILN Transactions or XOL Transactions as incurred claims and claim expenses on each respective reference pool remain within our retained coverage layer for each transaction.
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
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses:

	For the three months ended March 31,
	2024	2023
	(In Thousands)
Beginning balance	$123,974	$99,836
Less reinsurance recoverables (1)	(27,514)	(21,587)
Beginning balance, net of reinsurance recoverables	96,460	78,249

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	32,976	27,608
Prior years (3)	(29,282)	(20,907)
Total claims and claim expenses incurred	3,694	6,701

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	—
Prior years (3)	852	272
Total claims and claim expenses paid	852	272

Reserve at end of period, net of reinsurance recoverables	99,302	84,678
Add reinsurance recoverables (1)	27,880	23,479
Ending balance	$127,182	$108,157
(1)    Related to ceded losses recoverable under the QSR Transactions. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance” for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $25.9 million attributed to net case reserves and $6.6 million attributed to net IBNR reserves for the three months ended March 31, 2024 and $22.3 million attributed to net case reserves and $4.9 million attributed to net IBNR reserves for the three months ended March 31, 2023.

(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $22.4 million attributed to net case reserves and $6.3 million attributed to net IBNR reserves for the three months ended March 31, 2024 and $16.2 million attributed to net case reserves and $4.5 million attributed to net IBNR reserves for the three months ended March 31, 2023.

The “claims incurred” section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $85.1 million related to prior year defaults remained as of March 31, 2024.
The following table provides a reconciliation of the beginning and ending count of loans in default:

	For the three months ended March 31,
	2024	2023
Beginning default inventory	5,099	4,449
Plus: new defaults	1,876	1,558
Less: cures	(1,817)	(1,507)
Less: claims paid	(42)	(21)
Less: rescission and claims denied	(7)	(4)
Ending default inventory	5,109	4,475
Ending default inventory increased from March 31, 2023 to March 31, 2024, primarily due to the growth and natural seasoning of our insured portfolio, largely offset by cure activity within our default population during the intervening period.
The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions for the periods indicated:

	For the three months ended March 31,
	2024	2023
	($ Values In Thousands)
Number of claims paid (1)	42	21
Total amount paid for claims	$1,145	$344
Average amount paid per claim	$27	$16
Severity (2)	54%	39%
(1)    Count includes 16 and seven claims settled without payment during the three months ended March 31, 2024 and 2023, respectively.
(2)    Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.

We paid 42 and 21 claims during the three months ended March 31, 2024 and 2023, respectively. The number of claims paid in each period was modest relative to the size of our insured portfolio and we generally observe that the borrowers of the loans we insure are well-situated with strong credit profiles, stable 30-year fixed rate mortgages, manageable debt service obligations and significant appreciated equity in their homes. An increase in the value of the homes collateralizing the mortgages we insure provides defaulted borrowers with alternative paths and incentives to cure their loan prior to the development of a claim.
Our claims severity for the three months ended March 31, 2024 and 2023 was 54% and 39%, respectively. Our claims severity for each period was below long-term industry norms and benefited from the same broad national house price appreciation that supported our claims paid experience. An increase in the value of the homes collateralizing the mortgages we insure provides additional equity support to our risk exposure and raises the prospect of a third-party sale of a foreclosed property, which can mitigate the severity of our settled claims.
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

The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated:

Average reserve per default:	As of March 31,
	2024	2023
	(In Thousands)
Case (1)	$22.9	$22.4
IBNR (1)(2)	2.0	1.8
Total	$24.9	$24.2
(1)    Defined as the gross reserve per insured loan in default.
(2)    Amount includes claims adjustment expenses.
Average reserve per default increased from March 31, 2023 to March 31, 2024, primarily due to changes in the composition of our default inventory as measured by the size, vintage and current estimated LTV of defaulted loans, as well as the proportion of such loans benefiting from a forbearance program granted in response to a financial hardship related to COVID-19. Average reserves per default were further impacted by changes in observed and forecasted housing market conditions and macroeconomic factors between the measurement dates.
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
By April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. We certified to the GSEs by April 15, 2024 that NMIC was in full compliance with the PMIERs as of December 31, 2023. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of a failure to meet one or more of the PMIERs requirements. We continuously monitor NMIC's compliance with the PMIERs.
The following table provides a comparison of the PMIERs available assets and net risk-based required asset amount as reported by NMIC as of the dates indicated:

	As of March 31,
	2024	2023
	(In Thousands)
Available assets	$2,821,803	$2,480,882
Net risk-based required assets	1,561,655	1,231,780

Available assets were $2.8 billion at March 31, 2024, compared to $2.5 billion at March 31, 2023. The $341 million increase in available assets between the dates presented was primarily driven by NMIC's positive cash flow from operations during the intervening period, partially offset by the payment of an ordinary course dividend from NMIC to NMIH in May 2023.
Net risk-based required assets were $1.6 billion at March 31, 2024, compared to $1.2 billion at March 31, 2023. The $330 million increase in the risk-based required asset amount between the dates presented was primarily due to the growth in our gross RIF and aggregate gross risk-based required asset amount. Net risk-based required assets reflect $1.8 billion and $1.9 billion, respectively, of aggregate PMIERs risk-based required asset credit for reinsurance as of March 31, 2024 and 2023.
Consolidated Results of Operations

Consolidated statements of operations	For the three months ended March 31,
	2024	2023
Revenues	($ In Thousands, except for per share data)
Net premiums earned	$136,657	$121,754
Net investment income	19,436	14,894
Net realized investment losses	—	(33)
Other revenues	160	164
Total revenues	156,253	136,779
Expenses
Insurance claims and claim expenses	3,694	6,701
Underwriting and operating expenses	29,815	25,786
Service expenses	137	80
Interest expense	8,040	8,039
Total expenses	41,686	40,606

Income before income taxes	114,567	96,173
Income tax expense	25,517	21,715
Net income	$89,050	$74,458

Earnings per share - Basic	$1.10	$0.89
Earnings per share - Diluted	$1.08	$0.88

Loss ratio (1)	2.7%	5.5%
Expense ratio (2)	21.8%	21.2%
Combined ratio	24.5%	26.7%

	For the three months ended March 31,
Non-GAAP financial measures (3)	2024	2023
	($ In Thousands, except for per share data)
Adjusted income before tax	$114,567	$96,206
Adjusted net income	89,050	74,484
Adjusted diluted EPS	1.08	0.88
(1)    Loss ratio is calculated by dividing insurance claims and claim expenses by net premiums earned.
(2)    Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.
(3)    See “Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures,” below.
Revenues
Net premiums earned were $136.7 million for the three months ended March 31, 2024, compared to $121.8 million for the three months ended March 31, 2023. The increase in net premiums earned was primarily driven by growth in our monthly IIF and monthly pay premium receipts, as well as a decline in the total premiums ceded under our reinsurance treaties, partially offset by a decline in the contribution from single premium policy cancellations.
Net investment income was $19.4 million for the three months ended March 31, 2024, compared to $14.9 million for the three months ended March 31, 2023. The increase in net investment income was primarily driven by an increase in the book yield of our investment portfolio tied to the deployment of new cash flows and reinvestment of rolling maturities at incrementally higher rates, as well as growth in the size of our total invested asset base.

Other revenues were $0.2 million for the three months ended March 31, 2024 and 2023. Other revenues represent underwriting fee revenue generated by our subsidiary, NMIS, which provides outsourced loan review services to mortgage loan originators. Changes in other revenues primarily reflect changes in NMIS' outsourced loan review volume. Amounts recognized in other revenues generally correspond with amounts incurred as service expenses for outsourced loan review activities in the same periods.
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
Insurance claims and claim expenses were $3.7 million for the three months ended March 31, 2024, compared to $6.7 million for the three months ended March 31, 2023. The decrease in insurance claims and claim expenses for the three months ended March 31, 2024 was primarily driven by the release of a portion of the reserves we established for anticipated claims payments in prior periods (in connection with cure activity and ongoing analysis of loss development trends), partially offset by the establishment of initial reserves on newly defaulted loans during the period, as well as an increase in the average case reserve held against previously defaulted loans that aged in their delinquent status.
Underwriting and operating expenses were $29.8 million for the three months ended March 31, 2024, compared to $25.8 million for the three months ended March 31, 2023. The increase in underwriting and operating expenses primarily reflects an increase in employee compensation costs and the adjustments to the amortization of certain deferred policy acquisition costs.
Service expenses were $0.1 million for the three months ended March 31, 2024 and 2023. Service expenses represent third-party costs incurred by NMIS in connection with the services it provides. Changes in service expenses primarily reflect changes in NMIS' outsourced loan review volume. Amounts incurred as service expenses generally correspond with amounts recognized in other revenues in the same periods.
Interest expense was $8.0 million for the three months ended March 31, 2024 and 2023. Interest expense primarily reflects the carrying costs of the Notes. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt.”
Income tax expense was $25.5 million for the three months ended March 31, 2024, compared to $21.7 million for the three months ended March 31, 2023. The increase in income tax expense was primarily driven by growth in our pre-tax income. Our effective tax rate on pre-tax income was 22.3% for the three months ended March 31, 2024, compared to 22.6% for the three months ended March 31, 2023. As a U.S. taxpayer, we are subject to a statutory U.S. federal corporate income tax rate of 21%. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year and reflects the impact of discrete tax effects in the period in which they occur. Our effective tax rates for the three months ended March 31, 2024 and 2023 reflect the discrete tax effects of the vesting of RSUs and exercise of options. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 8, Income Taxes.”
Net Income
Net income and adjusted net income were $89.0 million each for the three months ended March 31, 2024, compared to $74.5 million each for the three months ended March 31, 2023. The increases in net income and adjusted net income were primarily driven by growth in our total revenues, as well as a decline in our insurance claims and claim expenses, partially offset by increases in our underwriting and operating expenses and income tax expense.
Diluted EPS and adjusted diluted EPS were $1.08 each for the three months ended March 31, 2024, compared to $0.88 each for the three months ended March 31, 2023. Diluted and adjusted diluted EPS increased primarily due to growth in our net income and adjusted net income, as well as a decline in the number of weighted average diluted shares outstanding tied to share repurchase activity.
The non-GAAP financial measures of adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the three months ended March 31,
	2024	2023
As reported	($ In Thousands, except for per share data)
Income before income taxes	$114,567	$96,173
Income tax expense	25,517	21,715
Net income	$89,050	$74,458

Adjustments
Net realized investment losses	—	33
Adjusted income before tax	$114,567	$96,206

Income tax expense on adjustments (1)	—	7
Adjusted net income	$89,050	$74,484

Weighted average diluted shares outstanding	82,099	84,840
Adjusted diluted EPS	$1.08	$0.88
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
Adjusted income before tax is defined as GAAP income before tax, excluding the pre-tax effects of net realized gains or losses from our investment portfolio, periodic costs incurred in connection with capital markets transactions, and other infrequent, unusual or non-operating items in the periods in which such items are incurred.
Adjusted net income is defined as GAAP net income, excluding the after-tax effects of net realized gains or losses from our investment portfolio, periodic costs incurred in connection with capital markets transactions, and other infrequent, unusual or non-operating items in the periods in which such items are incurred. Adjustments to components of pre-tax income are tax effected using the applicable federal statutory tax rate for the respective periods.
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

Consolidated balance sheets	March 31, 2024	December 31, 2023
	(In Thousands)
Total investment portfolio	$2,393,525	$2,371,021
Cash and cash equivalents	139,726	96,689
Premiums receivable	75,362	76,456
Deferred policy acquisition costs, net	62,801	62,905
Software and equipment, net	30,308	30,252
Reinsurance recoverable	27,880	27,514
Prepaid federal income taxes	235,286	235,286
Other assets	41,224	40,384
Total assets	$3,006,112	$2,940,507
Debt	$398,001	$397,595
Unearned premiums	85,784	92,295
Accounts payable and accrued expenses	81,831	86,189
Reserve for insurance claims and claim expenses	127,182	123,974
Deferred tax liability, net	322,651	301,573
Other liabilities (1)	12,282	12,877
Total liabilities	1,027,731	1,014,503
Total shareholders' equity	1,978,381	1,926,004
Total liabilities and shareholders' equity	$3,006,112	$2,940,507
(1)    “Reinsurance funds withheld” has been reclassified as “Other liabilities” in the prior period.
Total cash and investments were $2.5 billion as of March 31, 2024 and December 31, 2023. Cash and investments at March 31, 2024 included $91.9 million held by NMIH. The increase in total cash and investments reflects the addition of incremental cash provided by operating activities, partially offset by share repurchase activity and an increase in the unrealized loss position of our fixed income portfolio primarily tied to changes in interest rates during the three months ended March 31, 2024.
Premiums receivable was $75.4 million as of March 31, 2024, compared to $76.5 million as of December 31, 2023. The decrease was primarily driven by the settlement of previously outstanding receivables, partially offset by the growth of our monthly premium policies in force, where premiums are generally paid one month in arrears.
Net deferred policy acquisition costs were $62.8 million as of March 31, 2024, compared to $62.9 million as of December 31, 2023. The decrease was primarily driven by the recognition of previously deferred policy acquisition costs between the respective balance sheet dates, and was partially offset by the deferral of certain costs associated with the origination of new policies.
Reinsurance recoverable was $27.9 million as of March 31, 2024, compared to $27.5 million as of December 31, 2023. The increase was driven by an increase in ceded losses recoverable under our QSR Transactions.

Prepaid federal income taxes were $235.3 million as of March 31, 2024 and December 31, 2023. Prepaid federal income taxes represent tax and loss bonds purchased in connection with our claimed tax deduction for our statutory contingency reserve position. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 8, Income Taxes.”
Other assets were $41.2 million as of March 31, 2024, compared to $40.4 million as of December 31, 2023. The increase was primarily driven by an increase in prepaid expenses, partially offset by a reduction in our right-of-use assets tied to the amortization of the operating lease for our corporate headquarters.
Unearned premiums were $85.8 million as of March 31, 2024, compared to $92.3 million as of December 31, 2023. The decrease was driven by the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies and the cancellations of other single premium policies, partially offset by single premium policy originations during the three months ended March 31, 2024.
Accounts payable and accrued expenses were $81.8 million as of March 31, 2024, compared to $86.2 million as of December 31, 2023. The decrease was primarily driven by the settlement of previously accrued compensation expenses and premium taxes payable, partially offset by an increase in accrued and unpaid interest on the Notes which is payable semi-annually in June and December.
Reserve for insurance claims and claim expenses was $127.2 million as of March 31, 2024, compared to $124.0 million as of December 31, 2023. The increase was primarily driven by the establishment of initial reserves on newly defaulted loans during the three months ended March 31, 2024, as well as an increase in the average case reserve held against previously defaulted loans that aged in their delinquent status. The increase in the reserves for insurance claims and claim expenses was partially offset by the release of a portion of the reserves we established for anticipated claims payments in prior periods (in connection with cure activity and ongoing analysis of recent loss development trends), as well as the payment of previously reserved claims during the period. See “Insurance Claims and Claim Expenses,” above for further details.
Net deferred tax liability was $322.7 million as of March 31, 2024, compared to $301.6 million as of December 31, 2023. The increase was primarily due to an increase in the claimed deductibility of our statutory contingency reserve, partially offset by the increase in unrealized losses recorded in other comprehensive income. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 8, Income Taxes.”
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the three months ended March 31,
	2024	2023
Net cash provided by (used in):	(In Thousands)
Operating activities	$111,574	$89,835
Investing activities	(37,752)	(33,751)
Financing activities	(30,785)	(17,406)
Net increase in cash and cash equivalents	$43,037	$38,678
Net cash provided by operating activities was $111.6 million for the three months ended March 31, 2024, compared to $89.8 million for the three months ended March 31, 2023. Cash provided by operating activities increased during the three months ended March 31, 2024, primarily due to an increase in our net premium receipts, growth in our investment income and a reduction in technology service costs paid under our long-term IT services agreement with TCS, partially offset by an increase in short-term employee incentive payments, premium taxes paid and net claim settlement costs.
Cash used in investing activities for the three months ended March 31, 2024 and 2023 reflects the purchase of fixed and short-term maturities with cash provided by operating activities, and the reinvestment of coupon payments, maturities and sale proceeds within our investment portfolio.
Cash used in financing activities was $30.8 million for the three months ended March 31, 2024, compared to $17.4 million for the three months ended March 31, 2023. Cash used in financing activities primarily relates to the repurchase of common stock and taxes paid on the net share settlement of equity awards for certain employees.

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
As of March 31, 2024, NMIH had $91.9 million of cash and investments. NMIH's principal sources of net cash are dividends from its subsidiaries and investment income. NMIC has the capacity to pay $96.3 million of aggregate ordinary dividends to NMIH during the twelve-month period ending December 31, 2024. NMIH also has access to $250 million of undrawn revolving credit capacity under the 2021 Revolving Credit Facility. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt.”
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
During the three months ended March 31, 2024, NMIH repurchased 0.8 million shares of common stock at a total cost of $25.3 million, including associated costs and applicable taxes. As of March 31, 2024, NMIH had $151.8 million of repurchase authority remaining.
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
Under the 2021 Revolving Credit Facility, NMIH is required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of March 31, 2024, the applicable commitment fee was 0.225%.
We are subject to certain covenants under the 2021 Revolving Credit Facility, including: a maximum debt-to-total capitalization ratio of 35%, a requirement to maintain compliance with the PMIERs financial requirements (subject to any GSE approved waivers), and minimum consolidated net worth and statutory capital requirements (respectively, as defined therein). We were in compliance with all covenants at March 31, 2024.
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and by the GSEs. Under Wisconsin law, NMIC and Re One may pay dividends up to specified levels (i.e., “ordinary” dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts, or “extraordinary” dividends, are subject to the Wisconsin OCI's prior approval. Under Wisconsin insurance laws, an extraordinary dividend is defined as any payment or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the twelve-month period ending the preceding December 31. NMIC has the capacity to pay

$96.3 million of aggregate ordinary dividends to NMIH during the twelve-month period ending December 31, 2024.
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
As an approved mortgage insurer and Wisconsin-domiciled carrier, NMIC is required to satisfy financial and/or capitalization requirements stipulated by each of the GSEs and the Wisconsin OCI. The financial requirements stipulated by the GSEs are outlined in the PMIERs. Under the PMIERs, NMIC must maintain available assets that are equal to or exceed a minimum risk-based required asset amount, subject to a minimum floor of $400 million. At March 31, 2024, NMIC reported $2,822 million available assets against $1,562 million net risk-based required assets for a $1,260 million “excess” funding position.
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
As of March 31, 2024, NMIC had a RTC ratio of 11.7:1 with $31.1 billion of performing primary RIF, net of reinsurance, and $2.6 billion of total statutory capital, including contingency reserves. Re One has no risk in force remaining and no longer reports a RTC ratio.
NMIC's principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At March 31, 2024, NMIC had $2.4 billion of cash and investments, including $76.9 million of cash and cash equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended March 31, 2024, NMIC generated $340 million of cash flow from operations and received an additional $240 million of cash flow on the maturity, sale and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC's principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC's only use of cash that develops along an unscheduled path is claims payments. Given the relatively small size of our current population of defaulted policies, the generally extended duration of the default-to-foreclosure-to-claim cycle, and the potential availability of forbearance, foreclosure moratorium and other borrower assistance programs (which were broadly applied in response to the COVID-19 pandemic and serve to further extend the default-to-foreclosure-to-claim cycle timeline), we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.
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
Our investment portfolio is comprised entirely of fixed maturity instruments. As of March 31, 2024, the fair value of our investment portfolio was $2.4 billion and we held an additional $139.7 million of cash and cash equivalents. Pre-tax book yield on the investment portfolio for the three months ended March 31, 2024 was 2.9%. Book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. The yield on our investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our holdings and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	March 31, 2024	December 31, 2023
Corporate debt securities	60%	61%
Municipal debt securities	25	25
U.S. Treasury securities and obligations of U.S. government agencies	7	7
Cash, cash equivalents, and short-term investments	6	5
Asset-backed securities	2	2
Total	100%	100%

Investment portfolio ratings at fair value (1)	March 31, 2024	December 31, 2023
AAA (2)	6%	9%
AA (3)	36	34
A (3)	45	44
BBB (3)	13	13
BB (4)	—	—
Total	100%	100%
(1)    Excluding certain operating cash accounts.
(2)    Includes short-term securities rated A-1+.
(3)    Includes +/– ratings.
(4)    We held one security with a BB+ rating at March 31, 2024 and December 31, 2023, which is not identifiable in the table due to rounding.

All of our investments are rated by one or more nationally recognized statistical rating organizations. If three or more ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Investment Securities - Allowance for credit losses
We did not recognize an allowance for credit loss for any security in the investment portfolio as of March 31, 2024 or December 31, 2023, and we did not record any provision for credit loss for investment securities during the three months ended March 31, 2024 or 2023.
As of March 31, 2024, the investment portfolio had gross unrealized losses of $190.2 million, of which $187.5 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2023, the investment portfolio had gross unrealized losses of $184.3 million, of which $183.1 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer.
We evaluated the securities in an unrealized loss position as of March 31, 2024, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our assessment of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of March 31, 2024 are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the unrealized losses on securities held as of March 31, 2024 were primarily driven by fluctuations in interest rates, and to a lesser extent, movements in credit spreads following the purchase of those securities.
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
We believe that the assumptions and estimates associated with revenue recognition, our investment portfolio, deferred policy acquisition costs, premium deficiency reserves, and reserves for insurance claims and claim expenses have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates. There have not been any material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2023 10-K.

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
The carrying value of our investment portfolio as of March 31, 2024 and December 31, 2023 was $2.4 billion, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of March 31, 2024, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.85 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.85% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 3.86 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.86% in fair value of our fixed income portfolio.
We are also subject to market risk related to the 2021 Revolving Credit Facility and the ILN Transactions. As discussed in Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt” the 2021 Revolving Credit Facility bears interest at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on any outstanding drawn balance.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2024, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Item 1A. Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item 1A of our 2023 10-K. As of the date of this report, we are not aware of any material changes in our risk factors from the risk factors disclosed in our 2023 10-K. You should carefully consider the risks and uncertainties described herein and in our 2023 10-K, which have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The risks described herein and in our 2023 10-K are not the only risks we face, as there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial which may in the future adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases of NMI Holdings, Inc. common stock by us during the three months ended March 31, 2024.

($ In Thousands, except for per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Program (1)
Period:
1/1/2024 to 1/31/2024	231,062	$29.78	231,062	$170,058
2/1/2024 to 2/29/2024	218,546	29.98	218,546	163,506
3/1/2024 to 3/31/2024	390,601	30.09	390,601	151,751
Total	840,209		840,209
(1)    On February 10, 2022, our Board of Directors approved a $125 million share repurchase program effective through December 31, 2023, excluding associated costs and applicable taxes. On July 31, 2023, our Board of Directors approved an extension of the $125 million repurchase program through December 31, 2025. The Board also approved a new $200 million share repurchase program (excluding associated costs and applicable taxes) effective through December 31, 2025. As of March 31, 2024, no repurchase authority remained available under the February 2022 share repurchase program and $151.8 million repurchase authority remained under the July 2023 share repurchase program. See Part I, Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Stockholder's Equity” for additional information.

Item 5. Other Information
On April 29, 2024, 2024, NMIH entered into a new credit agreement with Royal Bank of Canada as administrative agent and the lenders party thereto that provides for a new five-year $250 million senior unsecured revolving credit facility (the 2024 Revolving Credit Facility) that is intended to replace our existing four-year $250 million senior secured revolving credit facility (the 2021 Revolving Credit Facility), which is scheduled to mature in November 2025. The availability of borrowings under the 2024 Revolving Credit Facility is subject to the satisfaction of certain closing conditions, including the (i) termination of commitments under the 2021 Revolving Credit Facility and (ii) redemption or satisfaction and discharge of our outstanding Notes (the date such closing conditions are satisfied, the Closing Date). The 2024 Revolving Credit Facility will mature on the fifth anniversary of the Closing Date.
Borrowings under the 2024 Revolving Credit Facility may be used for general corporate purposes, including to support growth, new business production and operations, and will accrue interest at a variable rate equal to, at our discretion, (i) a Base Rate (as defined in the 2024 Revolving Credit Facility) subject to a floor of 1.00% per annum plus a margin of 0.375% to 1.875% per annum, or (ii) the Adjusted Term Secured Overnight Financing Rate (as defined in the 2024 Revolving Credit Facility) plus a margin of 1.375% to 2.875% per annum, with the margin in each of (i) or (ii) based on our applicable corporate credit rating at the time. Upon close of the 2024 Revolving Credit Facility, we will be required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time.
We will be subject to certain covenants under the 2024 Revolving Credit Facility, including a maximum debt-to-total capitalization ratio of 35%, compliance with the PMIERs financial requirements (subject to any GSE approved waivers), and a minimum consolidated net worth requirement (as defined therein).
The 2024 Revolving Credit Facility contains customary negative and affirmative covenants that will apply upon closing, including covenants that limit, among other things, our ability to (i) incur indebtedness, (ii) incur liens on property, (iii) make restricted payments, (iv) sell assets, (v) make certain loans or investments, (vi) merge or consolidate and (vii) enter into transactions with affiliates, in each case subject to certain exceptions. The 2024 Revolving Credit Facility contains customary events of default. The foregoing summary of the 2024 Revolving Credit Facility does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the credit agreement, which is attached hereto as Exhibit 10.31 and incorporated herein by reference.

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

10.7 ~	Form of NMI Holdings, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Agreement (For Employees) (incorporated herein by reference to Exhibit 10.32 to our Form 10-Q, filed on May 2, 2019)
10.8 ~	NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan (incorporated herein by reference to Appendix A to our 2022 Annual Proxy Statement, filed on March 29, 2022)
10.9 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement (For CEO) (incorporated herein by reference to Exhibit 10.23 to our Form 10-Q filed on August 1, 2017)

10.10 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement (For Executive Officers and Employees) (incorporated herein by reference to Exhibit 10.24 to our Form 10-Q filed on August 1, 2017)

10.11 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Based) (incorporated herein by reference to Exhibit 10.38 to our Form 10-Q, filed on May 7, 2020)

10.12 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Independent Directors) (incorporated herein by reference to Exhibit 10.33 to our Form 10-Q, filed on May 2, 2019)

10.13 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Independent Directors) (incorporated herein by reference to Exhibit 10.20 to our Form 10-K, filed on February 15, 2024)

10.14 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Employees) (incorporated herein by reference to Exhibit 10.34 to our Form 10-Q, filed on May 2, 2019)

10.15 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Executives) (incorporated herein by reference to Exhibit 10.22 to our Form 10-K, filed on February 15, 2024)

10.16 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Employees) (incorporated herein by reference to Exhibit 10.23 to our Form 10-K, filed on February 15, 2024)

10.17 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Based) ) (incorporated herein by reference to Exhibit 10.24 to our Form 10-K, filed on February 15, 2024)

10.18 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Agreement (For Employees) (incorporated herein by reference to Exhibit 10.35 to our Form 10-Q, filed on May 2, 2019)

10.19 ~
Form of Indemnification Agreement between NMI Holdings, Inc. and its directors and certain executive officers (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on November 25, 2014)

10.20 ~	NMI Holdings, Inc. Severance Benefit Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 17, 2016)
10.21 ~	NMI Holdings, Inc. Amended and Restated Change in Control Severance Benefit Plan (incorporated herein by reference to Exhibit 10.30 to our Form 10-Q, filed on October 30, 2018)
10.22 ~	NMI Holdings, Inc. Clawback Policy (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on February 23, 2017)
10.23 ~	Offer Letter by and between NMI Holdings, Inc. and William Leatherberry, dated July 11, 2014 (incorporated herein by reference to Exhibit 10.10 to our Form 10-Q, filed on April 28, 2016)
10.24 ~
Employment Letter by and between NMI Holdings, Inc. and Bradley M. Shuster, effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 28, 2018)

10.25 ~	Offer Letter by and between NMI Holdings, Inc. and Adam Pollitzer, dated September 9, 2021 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on September 9, 2021)
10.26 ~	Offer letter by and between NMI Holdings, Inc. and Ravi Mallela, dated December 20, 2021 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 21, 2021)
10.27 ~	Offer Letter by and between NMI Holdings, Inc. and Aurora Swithenbank, dated March 1, 2024 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on March 4, 2024)
10.28 ~	Separation Agreement by and between NMI Holdings, Inc. and Ravi Mallela, dated March 1, 2024 (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on March 4, 2024)
10.29 +
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

10.30
Amended and Restated Credit Agreement, dated as of November 29, 2021, by and among the Company, the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on November 30, 2021)

10.31 *	Credit Agreement, dated as of April 29, 2024, by and among the Company, the lenders party hereto, and Royal Bank of Canada, as the Agent
21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
22.1	Guaranteed Securities by Subsidiary Guarantor (incorporated herein by reference to Exhibit 22.1 to our Form 10-K, filed on February 16, 2022)
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	NMI Holdings, Inc. Compensation Recovery Policy, Effective September 13, 2023 (incorporated herein by reference to Exhibit 97.1 to our Form 10-K, filed on February 15, 2024)
101	The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Unaudited) formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023;
(iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2024 and 2023 (Unaudited);
(iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (Unaudited); and

(v) Notes to Condensed Consolidated Financial Statements (Unaudited). The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
104	The cover page from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
~	Indicates a management contract or compensatory plan or contract.
+	Confidential treatment granted as to certain portions, which portions have been filed separately with the SEC.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
Date: April 30, 2024

By: /s/ Ravi Mallela
Name: Ravi Mallela
Title: Chief Financial Officer and Duly Authorized Signatory