Form 10-Q
period 2024-09-30
NMI Holdings, Inc.
filed 2024-11-07
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on November 1, 2024 was 79,132,002 shares.

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

PART I
Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	6
Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	7
Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, June 30, and September 30, 2024 and 2023 (Unaudited)	8
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (Unaudited)	10
Notes to Condensed Consolidated Financial Statements (Unaudited)	11

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2024	December 31, 2023
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $2,806,886 and $2,542,862 as of September 30, 2024 and December 31, 2023, respectively)	$2,708,286	$2,371,021
Cash and cash equivalents (including restricted cash of $88 and $1,338 as of September 30, 2024 and December 31, 2023, respectively)	133,319	96,689
Premiums receivable	78,454	76,456
Accrued investment income	21,634	19,785
Deferred policy acquisition costs, net	63,803	62,905
Software and equipment, net	27,251	30,252
Intangible assets and goodwill	3,634	3,634
Reinsurance recoverable	29,214	27,514
Prepaid federal income taxes	235,286	235,286
Other assets	19,244	16,965
Total assets	$3,320,125	$2,940,507

Liabilities
Debt	$414,694	$397,595
Unearned premiums	71,592	92,295
Accounts payable and accrued expenses	110,968	86,189
Reserve for insurance claims and claim expenses	135,520	123,974
Deferred tax liability, net	380,879	301,573
Other liabilities (1)	11,286	12,877
Total liabilities	1,124,939	1,014,503
Commitments and contingencies

Shareholders' equity
Common stock - $0.01 par value; 87,901,225 shares issued and 79,320,863 shares outstanding as of September 30, 2024 and 87,334,138 shares issued and 80,881,280 shares outstanding as of December 31, 2023 (250,000,000 shares authorized)	879	873
Additional paid-in capital	997,570	990,816
Treasury Stock, at cost: 8,580,362 and 6,452,858 common shares as of September 30, 2024 and December 31, 2023, respectively	(218,364)	(148,921)
Accumulated other comprehensive loss, net of tax	(81,991)	(139,917)
Retained earnings	1,497,092	1,223,153
Total shareholders' equity	2,195,186	1,926,004
Total liabilities and shareholders' equity	$3,320,125	$2,940,507
(1)    “Reinsurance funds withheld” has been reclassified as “Other liabilities” in the prior period.

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(In Thousands, except for per share data)
Revenues
Net premiums earned	$143,343	$130,089	$421,168	$377,828
Net investment income	22,474	17,853	62,598	49,265
Net realized investment losses	(10)	—	(10)	(33)
Other revenues	285	217	711	563
Total revenues	166,092	148,159	484,467	427,623
Expenses
Insurance claims and claim expenses	10,321	4,812	14,291	14,386
Underwriting and operating expenses	29,160	27,749	87,305	80,983
Service expenses	208	239	539	586
Interest expense	7,076	8,059	29,794	24,146
Total expenses	46,765	40,859	131,929	120,101

Income before income taxes	119,327	107,300	352,538	307,522
Income tax expense	26,517	23,345	78,599	68,825
Net income	$92,810	$83,955	$273,939	$238,697

Earnings per share
Basic	$1.17	$1.02	$3.42	$2.88
Diluted	$1.15	$1.00	$3.36	$2.83

Weighted average common shares outstanding
Basic	79,549	82,096	80,129	82,879
Diluted	81,045	83,670	81,484	84,236

Net income	$92,810	$83,955	$273,939	$238,697
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) in accumulated other comprehensive loss, net of tax expense (benefit) of $18,441 and $(6,980) for the three months ended September 30, 2024 and 2023, and $15,300 and $(2,467) for the nine months ended September 30, 2024 and 2023, respectively	69,372	(26,257)	57,918	(9,280)
Reclassification adjustment for realized losses included in net income, net of tax benefit of $2 and $0 for the three months ended September 30, 2024 and 2023, and $2 and $7 for the nine months ended September 30, 2024 and 2023, respectively	8	—	8	26
Other comprehensive income (loss), net of tax	69,380	(26,257)	57,926	(9,254)
Comprehensive income	$162,190	$57,698	$331,865	$229,443

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2023	80,881	$873	$990,816	$(148,921)	$(139,917)	$1,223,153	$1,926,004
Common stock: shares issued under stock plans, net of shares withheld for employee taxes	505	5	(5,584)	—	—	—	(5,579)
Repurchase of common stock	(840)	—	—	(25,306)	—	—	(25,306)
Share-based compensation expense	—	—	4,117	—	—	—	4,117
Change in unrealized investment gains/losses, net of tax benefit of $2,729	—	—	—	—	(9,905)		(9,905)
Net income	—	—	—	—	—	89,050	89,050
Balances, March 31, 2024	80,546	$878	$989,349	$(174,227)	$(149,822)	$1,312,203	$1,978,381
Common stock: shares issued under stock plans, net of shares withheld for employee taxes	62	1	(320)	—	—	—	(319)
Repurchase of common stock	(844)	—	—	(27,096)	—	—	(27,096)
Share-based compensation expense	—	—	4,114	—	—	—	4,114
Change in unrealized investment gains/losses, net of tax benefit of $412	—	—	—	—	(1,549)	—	(1,549)
Net income	—	—	—	—	—	92,079	92,079
Balances, June 30, 2024	79,764	$879	$993,143	$(201,323)	$(151,371)	$1,404,282	$2,045,610
Common stock: shares issued under stock plans, net of shares withheld for employee taxes	*	*	(12)	—	—	—	(12)
Repurchase of common stock	(443)	—	—	(17,041)	—	—	(17,041)
Share-based compensation expense	—	—	4,439	—	—	—	4,439
Change in unrealized investment gains/losses, net of tax expense of $18,443	—	—	—	—	69,380	—	69,380
Net income	—	—	—	—	—	92,810	92,810
Balances, September 30, 2024	79,321	$879	$997,570	$(218,364)	$(81,991)	$1,497,092	$2,195,186
*    During the three months ended September 30, 2024, we issued 337 common shares with a par value of $0.01 in connection with the exercise of options and vesting of restricted stock units granted under our stock plans, which is not identifiable in this schedule due to rounding.

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

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities	(In Thousands)
Net income	$273,939	$238,697
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment loss	10	33
Depreciation and amortization	8,970	8,516
Net accretion of discount on investment securities	(229)	(55)
Loss on extinguishment of debt	6,966	—
Amortization of debt discount and debt issuance costs	1,630	1,460
Deferred income taxes	64,005	65,764
Share-based compensation expense	12,670	10,908
Changes in operating assets and liabilities:
Premiums receivable	(1,998)	(3,701)
Accrued investment income	(1,849)	(3,828)
Deferred policy acquisition costs, net	(898)	(3,631)
Reinsurance recoverable	(1,700)	(4,369)
Other assets	(1,619)	(1,092)
Unearned premiums	(20,703)	(24,824)
Reserve for insurance claims and claim expenses	11,546	16,242
Reinsurance balances, net	(601)	(432)
Accounts payable and accrued expenses	7,644	12,878
Net cash provided by operating activities	357,783	312,566
Cash flows from investing activities
Purchase of short-term investments	(142,414)	(152,716)
Purchase of fixed-maturity investments, available-for-sale	(355,894)	(352,469)
Proceeds from maturities of short-term investments	83,700	289,920
Proceeds from maturities and redemptions of fixed-maturity investments, available-for-sale	166,960	105,256
Additions to software and equipment	(5,508)	(7,899)
Net cash used in investing activities	(253,156)	(117,908)
Cash flows from financing activities
Proceeds from issuance of common stock related to employee equity plans	4,281	2,872
Taxes paid related to net share settlement of equity awards	(10,191)	(5,448)
Proceeds from senior unsecured notes	419,705	—
Repayments of senior secured notes	(405,080)	—
Payments of debt issuance costs	(7,785)	—
Repurchases of common stock	(68,927)	(60,045)
Net cash used in financing activities	(67,997)	(62,621)

Net increase in cash, cash equivalents and restricted cash	36,630	132,037
Cash, cash equivalents and restricted cash, beginning of period	96,689	44,426
Cash, cash equivalents and restricted cash, end of period	$133,319	$176,463

Supplemental disclosures of cash flow information
Interest paid	$—	$14,750
Income taxes paid	9,387	21
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, which include the results of NMIH and its wholly-owned subsidiaries, have been prepared in accordance with the instructions to Form 10-Q as prescribed by the SEC for interim reporting and include other information and disclosures required by accounting principles generally accepted in the U.S. (GAAP). Our accounts are maintained in U.S. dollars. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2023, included in our 2023 10-K. All intercompany transactions have been eliminated. Certain reclassifications to previously reported financial information have been made to conform to our current period presentation. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as of the balance sheet date. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) that are necessary to present a fair statement of financial position, results of operations and cash flows for the periods presented. The results of operations for the interim period may not be indicative of the results that may be expected for the full year ending December 31, 2024.
Significant Accounting Principles
There have been no changes to our significant accounting principles as described in Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - Summary of Accounting Principles” of our 2023 10-K.
Recent Accounting Pronouncements – Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The update expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard will take effect for all public business entities, including those that have only a single reportable segment for fiscal years beginning after December 15, 2023, and interim periods beginning after December 31, 2024. We are currently evaluating the impact the adoption of this ASU will have and will include enhanced disclosures in our fiscal year-end 2024 annual consolidated financial statements, as applicable.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The update enhances the disclosure requirements related to tax rate reconciliations and income taxes paid. The standard will take effect for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact the adoption of this ASU will have, if any, on our consolidated financial statements.

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
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of September 30, 2024	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$123,868	$4,047	$(310)	$127,605
Municipal debt securities	675,239	3,984	(39,752)	639,471
Corporate debt securities	1,876,170	21,268	(85,841)	1,811,597
Asset-backed securities	47,240	—	(2,066)	45,174
Total bonds	2,722,517	29,299	(127,969)	2,623,847
Short-term investments	84,369	73	(3)	84,439
Total investments	$2,806,886	$29,372	$(127,972)	$2,708,286

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2023	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$164,278	$3,374	$(1,264)	$166,388
Municipal debt securities	678,339	1,253	(58,462)	621,130
Corporate debt securities	1,624,187	7,868	(120,576)	1,511,479
Asset-backed securities	52,242	1	(4,032)	48,211
Total bonds	2,519,046	12,496	(184,334)	2,347,208
Short-term investments	23,816	2	(5)	23,813
Total investments	$2,542,862	$12,498	$(184,339)	$2,371,021
We did not own any mortgage-backed securities in our asset-backed securities portfolio at September 30, 2024 or December 31, 2023.
We periodically recognize unsettled trade receivables or payables in connection with our investing activity. Unsettled trade receivables represent funds due but not yet received for the sale or maturity of investments at period end. Unsettled trade payables represent funds due but not yet paid for investments purchased at period end. “Accounts Payable and Accrued Expenses” on our condensed consolidated balance sheets included $16.2 million of unsettled trade payables related to the purchase of certain investment securities at September 30, 2024. No unsettled trade receivables were outstanding at September 30, 2024. No unsettled trade receivables or payables were outstanding at December 31, 2023.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Financial	38%	35%
Consumer	26	26
Utilities	12	13
Industrial	9	9
Technology	8	8
Communications	7	9
Total	100%	100%
As of September 30, 2024 and December 31, 2023, approximately $5.4 million and $5.3 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair value of available-for-sale securities as of September 30, 2024 and December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of September 30, 2024	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$257,186	$255,510
Due after one through five years	1,498,388	1,452,426
Due after five through ten years	968,671	918,468
Due after ten years	35,401	36,708
Asset-backed securities	47,240	45,174
Total investments	$2,806,886	$2,708,286

As of December 31, 2023	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$191,375	$189,729
Due after one through five years	1,237,192	1,162,259
Due after five through ten years	1,050,989	959,633
Due after ten years	11,064	11,189
Asset-backed securities	52,242	48,211
Total investments	$2,542,862	$2,371,021
Aging of Unrealized Losses
As of September 30, 2024, the investment portfolio had gross unrealized losses of $128.0 million, of which $127.5 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2023, the investment portfolio had gross unrealized losses of $184.3 million, of which $183.1 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of September 30, 2024		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	2	$231	$(4)	10	$18,978	$(306)	12	$19,209	$(310)
Municipal debt securities	3	4,428	(335)	221	484,805	(39,417)	224	489,233	(39,752)
Corporate debt securities	9	43,949	(171)	228	1,076,814	(85,670)	237	1,120,763	(85,841)
Asset-backed securities	—	—	—	21	44,701	(2,066)	21	44,701	(2,066)
Short-term investments	2	21,146	(3)	—	—	—	2	21,146	(3)
Total	16	$69,754	$(513)	480	$1,625,298	$(127,459)	496	$1,695,052	$(127,972)

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2023		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	8	$5,022	$(62)	17	$72,003	$(1,202)	25	$77,025	$(1,264)
Municipal debt securities	14	56,280	(502)	217	467,098	(57,960)	231	523,378	(58,462)
Corporate debt securities	13	56,039	(705)	266	1,150,662	(119,871)	279	1,206,701	(120,576)
Asset-backed securities	—	—	—	23	47,426	(4,032)	23	47,426	(4,032)
Short-term investments	1	9,925	(5)	—	—	—	1	9,925	(5)
Total	36	$127,266	$(1,274)	523	$1,737,189	$(183,065)	559	$1,864,455	$(184,339)
Allowance for Credit Losses
As of September 30, 2024 and December 31, 2023, we did not recognize an allowance for credit loss for any security in the investment portfolio and we did not record any provision for credit loss for investment securities during the three or nine months ended September 30, 2024 or 2023.
We evaluated the securities in an unrealized loss position as of September 30, 2024, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our assessment of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of September 30, 2024 are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the unrealized losses on securities held as of September 30, 2024 were primarily driven by fluctuations in interest rates, and to a lesser extent, movements in credit spreads following the purchase of those securities.
Net Investment Income
The following table presents the components of net investment income:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(In Thousands)
Investment income (1)	$22,772	$18,037	$63,423	$49,802
Investment expenses	(298)	(184)	(825)	(537)
Net investment income	$22,474	$17,853	$62,598	$49,265
(1)    Includes interest income recognized on cash and cash equivalents of $1.3 million and $4.2 million during the three and nine months ended September 30, 2024, respectively, and $0.8 million and $1.4 million during the three and nine months ended September 30, 2023, respectively.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the components of net realized investment losses:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(In Thousands)
Gross realized investment gains	$—	$—	$—	$—
Gross realized investment losses	(10)	—	(10)	(33)
Net realized investment losses	$(10)	$—	$(10)	$(33)
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2024	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$127,605	$—	$—	$127,605
Municipal debt securities	—	639,471	—	639,471
Corporate debt securities	—	1,811,597	—	1,811,597
Asset-backed securities	—	45,174	—	45,174
Cash, cash equivalents and short-term investments	217,758	—	—	217,758
Total assets	$345,363	$2,496,242	$—	$2,841,605

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2023	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$166,388	$—	$—	$166,388
Municipal debt securities	—	621,130	—	621,130
Corporate debt securities	—	1,511,479	—	1,511,479
Asset-backed securities	—	48,211	—	48,211
Cash, cash equivalents and short-term investments	120,502	—	—	120,502
Total assets	$286,890	$2,180,820	$—	$2,467,710
There were no transfers between Level 2 and Level 3 of the fair value hierarchy during the nine months ended September 30, 2024 or the year ended December 31, 2023.
Financial Instruments Not Measured at Fair Value
On May 21, 2024, we issued $425 million aggregate principal amount of senior unsecured notes that mature on August 15, 2029 (the 2024 Notes). Proceeds from the 2024 Notes offering were primarily used to repay our then outstanding $400 million senior secured notes (the 2020 Notes). At September 30, 2024, the 2024 Notes were carried at a cost of $414.7 million, net of unamortized debt issuance costs and an original issue discount totaling $10.3 million, and had a fair value of $437.9 million as assessed under our Level 2 hierarchy. At December 31, 2023, the 2020 Notes were carried at a cost of $397.6 million, net of unamortized debt issuance costs of $2.4 million, and had a fair value of $401.9 million.
4. Debt
Senior Unsecured Notes
At September 30, 2024, we had $425 million aggregate principal amount of senior unsecured notes outstanding. The 2024 Notes were issued pursuant to an indenture dated May 21, 2024 and bear interest at a rate of 6.00%, payable semi-annually on February 15 and August 15. Proceeds from the 2024 Notes offering were primarily used to repay the $400 million aggregate principal amount outstanding and associated amounts due on the redemption of the 2020 Notes. Remaining proceeds are available for general corporate purposes.
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
In connection with the 2024 Notes offering, we recorded capitalized debt issuance costs and an original issue discount of $10.9 million. Such amounts will be amortized over the contractual life of the 2024 Notes using the effective interest method. The effective interest rate on the 2024 Notes is 6.583%. At September 30, 2024, $10.3 million of unamortized debt issuance costs and original issue discounts remained. At December 31, 2023, $2.4 million of unamortized debt issuance costs remained related to the 2020 Notes.
During the nine months ended September 30, 2024, we recorded a $6.8 million loss related to the redemption of the 2020 Notes in “Interest Expense” on our condensed consolidated statements of operations and comprehensive income.
At September 30, 2024 and December 31, 2023, $9.2 million and $2.5 million, respectively, of accrued and unpaid interest was included in “Accounts Payable and Accrued Expenses” on our condensed consolidated balance sheets.
    Revolving Credit Facility
On April 29, 2024, we entered into a new $250 million five-year unsecured revolving credit facility (the 2024 Revolving Credit Facility) to replace our then outstanding $250 million four-year secured revolving credit facility (the 2021 Revolving Credit Facility). The 2024 Revolving Credit Facility matures on May 21, 2029. Borrowings under the 2024 Revolving Credit Facility may be used for general corporate purposes, including to support growth, new business production and operations, and accrue interest at a variable rate equal to, at our discretion, (i) a Base Rate (as defined in the 2024 Revolving Credit Facility) subject to a floor of 1.00% per annum plus a margin of 0.375% to 1.875% per annum, or (ii) the Adjusted Term Secured Overnight Financing Rate (SOFR) (as defined in the 2024 Revolving Credit Facility) plus a margin of 1.375% to 2.875% per annum, with the margin in each of (i) or (ii) based on our applicable corporate credit rating at the time. As of September 30, 2024 and December 31, 2023, no amounts were drawn under the 2024 or 2021 Revolving Credit Facilities, respectively.
Under the 2024 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of September 30, 2024, the applicable commitment fee was 0.225%. For the three and nine months ended September 30, 2024, we recorded $0.1 million and $0.4 million, respectively, of commitment fees in interest expense.
We incurred debt issuance costs of $2.1 million in connection with the 2024 Revolving Credit Facility and had $0.6 million of unamortized debt issuance costs associated with the 2021 Revolving Credit Facility remaining at the time of its replacement. Combined unamortized debt issuance costs are amortized through interest expense on a straight-line basis over the contractual life of the 2024 Revolving Credit Facility. At September 30, 2024 and December 31, 2023, unamortized deferred debt issuance costs of $2.5 million and $0.8 million, respectively, were recorded in “Other Assets” on our condensed consolidated balance sheets.
Under the 2024 Revolving Credit Facility we are subject to certain covenants, including a maximum debt-to-total capitalization ratio of 35%, a minimum consolidated net worth requirement (as defined therein), and a requirement to maintain compliance with the financial standards prescribed by the PMIERs (subject to any GSE approved waivers). We were in compliance with all covenants at September 30, 2024.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(In Thousands)
Net premiums written
Direct	$170,541	$157,956	$499,931	$458,880
Ceded (1)	(33,860)	(34,688)	(99,191)	(105,492)
Net premiums written	$136,681	$123,268	$400,740	$353,388

Net premiums earned
Direct	$177,283	$164,813	$520,634	$483,705
Ceded (1)	(33,940)	(34,724)	(99,466)	(105,877)
Net premiums earned	$143,343	$130,089	$421,168	$377,828
(1)    Net of profit commission.
Excess-of-loss Reinsurance
Insurance-Linked Notes
NMIC is a party to reinsurance agreements with Oaktown Re V Ltd., Oaktown Re VI Ltd., and Oaktown Re VII Ltd. (special purpose reinsurance entities collectively referred to as the Oaktown Re Vehicles) effective October 29, 2020, April 27, 2021, and October 26, 2021, respectively. Each agreement provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the respective Oaktown Re Vehicle then provides second layer loss protection up to a defined reinsurance coverage amount. NMIC then retains losses in excess of the respective reinsurance coverage amounts.
NMIC makes risk premium payments to the Oaktown Re Vehicles for the applicable outstanding reinsurance coverage amount and pays an additional amount for anticipated operating expenses (capped at $250 thousand per year). NMIC ceded aggregate premiums to the Oaktown Re Vehicles of $4.3 million and $16.1 million during the three and nine months ended September 30, 2024, respectively, and $6.9 million and $24.8 million during the three and nine months ended September 30, 2023, respectively.
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to the Oaktown Re Vehicles during the three and nine months ended September 30, 2024 and 2023, as the aggregate first layer risk retention for each applicable agreement was not exhausted during such periods.
Under the terms of each excess-of-loss reinsurance agreement, the Oaktown Re Vehicles are required to fully collateralize their outstanding reinsurance coverage amount to NMIC with funds deposited into segregated reinsurance trusts. Such trust funds are required to be invested in short-term U.S. Treasury money market funds at all times. Each Oaktown Re Vehicle financed its respective collateral requirement through the issuance of mortgage insurance-linked notes to unaffiliated investors. Such insurance-linked notes mature ten-years (in the case of the notes issued by Oaktown Re V Ltd.) and 12.5 years (in the case of the notes issued by Oaktown Re VI Ltd. and Oaktown Re VII Ltd.) from the inception date of their associated reinsurance agreement. We refer to NMIC’s reinsurance agreements with and the insurance-linked note issuances by Oaktown Re Vehicles individually as the 2020-2 ILN Transaction, 2021-1 ILN Transaction, and 2021-2 ILN Transaction, and collectively as the ILN Transactions.
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease (over a ten-year period in the case of Oaktown Re V Ltd. and 12.5-year period in the case of Oaktown Re VI Ltd. and Oaktown Re VII Ltd.) as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled. As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction noteholders as amortization of the outstanding insurance-linked note principal balances. The outstanding reinsurance coverage amounts stop amortizing, and the distribution of collateral assets to ILN Transaction noteholders and amortization of insurance-

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event).
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
Effective July 25, 2024, NMIC exercised its optional call to terminate a reinsurance agreement with and the associated insurance-linked notes issued by Oaktown Re III Ltd. In connection with the termination, NMIC’s excess of loss reinsurance agreement with Oaktown Re III Ltd. was commuted and the insurance-linked notes issued by Oaktown Re III Ltd. were redeemed in full with a distribution of remaining collateral assets.
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding ILN Transaction. Current amounts are presented as of September 30, 2024.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2020-2 ILN Transaction	October 29, 2020	4/1/2020 – 9/30/2020 (2)	$242,351	$28,149	$121,777	$120,990
2021-1 ILN Transaction	April 27, 2021	10/1/2020 – 3/31/2021 (3)	367,238	163,033	163,708	163,217
2021-2 ILN Transaction	October 26, 2021	4/1/2021 – 9/30/2021 (4)	363,596	256,166	146,229	145,312

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

Under the terms of our ILN Transactions, we are required to maintain a certain level of restricted funds in premium deposit accounts with Bank of New York Mellon until the respective notes have been redeemed in full. “Cash and Cash Equivalents” on our condensed consolidated balance sheets includes restricted amounts of $0.1 million and $1.3 million as of September 30, 2024 and December 31, 2023, respectively. The restricted balances required under these transactions will decline over time as the outstanding principal balance of the respective insurance-linked notes are amortized.
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
Under the terms of the XOL Transactions, NMIC makes risk premium payments to its third-party reinsurance providers for the outstanding reinsurance coverage amount and ceded aggregate premiums of $9.8 million and $28.4 million during the three and nine months ended September 30, 2024, respectively, and $8.0 million and $22.9 million during the three and nine months ended September 30, 2023, respectively. NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each agreement. NMIC did not cede any incurred losses on covered policies under the XOL Transactions during the three and nine months ended September 30, 2024 and 2023, as the aggregate first layer risk retention for each agreement was not exhausted during such periods.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding XOL Transaction. Current amounts are presented as of September 30, 2024.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2022-1 XOL Transaction	April 1, 2022	10/1/2021 – 3/31/2022 (2)	$289,741	$208,904	$133,366	$132,545
2022-2 XOL Transaction	July 1, 2022	4/1/2022 – 6/30/2022 (3)	154,306	129,230	78,906	78,073
2022-3 XOL Transaction	October 1, 2022	7/1/2022 – 9/30/2022	96,779	84,988	106,265	105,817
2023-1 XOL Transaction	January 1, 2023	10/1/2022 – 6/30/2023	89,864	87,819	146,513	146,146
2023-2 XOL Transaction	July 1, 2023	7/1/2023 – 12/31/2023	100,777	100,777	136,875	136,875
2024 XOL Transaction (4)	January 1, 2024	1/1/2024 – 12/31/2024	132,685	132,685	235,279	235,279
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
The following table shows amounts related to the QSR Transactions:

	As of and for the three months ended		As of and for the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In Thousands)
Ceded risk-in-force	$12,968,039	$12,753,261	$12,968,039	$12,753,261
Ceded premiums earned	(41,761)	(42,015)	(124,585)	(126,113)
Ceded claims and claim expenses	2,449	2,221	2,970	4,989
Ceding commission earned	10,152	9,808	30,666	29,650
Profit commission	21,883	22,184	69,641	67,949

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
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are realized from this account until exhausted. NMIC’s reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to the 2016 QSR Transaction was $1.2 million and $1.7 million as of September 30, 2024 and December 31, 2023, respectively.
In accordance with the terms of the 2018, 2020, 2021, 2022, 2022 Seasoned, 2023 and 2024 QSR Transactions, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also recognized quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The aggregate reinsurance recoverable on loss reserves related to the 2018, 2020, 2021, 2022, 2022 Seasoned, 2023, and 2024 QSR Transactions was $28.0 million and $25.8 million as of September 30, 2024 and December 31, 2023, respectively.
We remain directly liable for all claim payments if we are unable to collect the recoverables due from our reinsurers and, as such, we actively monitor and manage our counterparty credit exposure to our reinsurance providers. We establish an allowance for expected credit loss against our reinsurance recoverable if we do not expect to recover amounts due from one or more of our reinsurance counterparties, and report our reinsurance recoverable net of such allowance, if any. We actively monitor the counterparty credit profiles of our reinsurers and each is required to partially collateralize its obligations under the terms of the QSR Transactions. The allowance for credit loss established against our reinsurance recoverable was deemed immaterial as of September 30, 2024 and December 31, 2023.
6. Reserves for Insurance Claims and Claim Expenses
We hold gross reserves in an amount equal to the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. A loan is considered to be in “default” as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. As of September 30, 2024, we held gross reserves for insurance claims and claim expenses of $135.5 million. During the nine months ended September 30, 2024, we paid 168 claims totaling $5.7 million, including 162 claims covered under the QSR Transactions representing $1.3 million of ceded claims and claim expenses.
We had 5,712 loans in default in our primary insured portfolio as of September 30, 2024, which represented a 0.87% default rate against 654,374 total policies in-force and 5,099 loans in default in our primary portfolio as of December 31, 2023, which represented a 0.81% default rate against 629,690 total policies in-force. The size of the reserve we establish for each defaulted loan (and by extension our aggregate reserve for claims and claim expenses) reflects our best estimate of the future claim payment to be made for each individual loan in default. Our future claims exposure is a function of the number of defaulted loans that progress to claim payment (which we refer to as frequency) and the amount to be paid to settle such claims (which we refer to as severity). Our estimates of claims frequency and severity are not formulaic, rather they are broadly synthesized based on historical observed experience for similarly situated loans and assumptions about future macroeconomic factors.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses:

	For the nine months ended September 30,
	2024	2023
	(In Thousands)
Beginning balance	$123,974	$99,836
Less reinsurance recoverables (1)	(27,514)	(21,587)
Beginning balance, net of reinsurance recoverables	96,460	78,249

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	71,532	60,987
Prior years (3)	(57,241)	(46,601)
Total claims and claim expenses incurred	14,291	14,386

Less claims paid:
Claims and claim expenses paid:
Current year (2)	180	119
Prior years (3)	4,265	2,394
Total claims and claim expenses paid	4,445	2,513

Reserve at end of period, net of reinsurance recoverables	106,306	90,122
Add reinsurance recoverables (1)	29,214	25,956
Ending balance	$135,520	$116,078
(1)    Related to ceded losses recoverable under the QSR Transactions. See Note 5, “Reinsurance” for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $63.2 million attributed to net case reserves and $7.0 million attributed to net IBNR reserves for the nine months ended September 30, 2024 and $54.4 million attributed to net case reserves and $5.8 million attributed to net IBNR reserves for the nine months ended September 30, 2023.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $49.8 million attributed to net case reserves and $6.3 million attributed to net IBNR reserves for the nine months ended September 30, 2024 and $41.1 million attributed to net case reserves and $4.5 million attributed to net IBNR reserves for the nine months ended September 30, 2023.

The “claims incurred” section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves, and is presented net of reinsurance. The amount of claims incurred relating to current year defaults increased during the nine months ended September 30, 2024, compared to the same period in the prior year, primarily due to an increase in the total number of new delinquencies emerging during the period tied to the growth and natural seasoning of our portfolio, partially offset by a decrease in the average case reserve established against newly defaulted loans. Our provision for claims and claim expenses during both the nine months ended September 30, 2024 and 2023 benefited from favorable development on prior year defaults. We recognized $57.2 million and $46.6 million of favorable prior year development during the nine months ended September 30, 2024 and 2023, respectively, primarily due to cure activity and ongoing analysis of recent loss development trends. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $45.1 million related to prior year defaults remained as of September 30, 2024.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table reconciles the net income and the weighted average shares of common stock outstanding used in the computations of basic and diluted EPS of common stock:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(In Thousands, except for per share data)
Net income – basic and diluted	$92,810	$83,955	$273,939	$238,697

Basic weighted average shares outstanding	79,549	82,096	80,129	82,879
Dilutive effect of issuable shares	1,496	1,574	1,355	1,357
Diluted weighted average shares outstanding	81,045	83,670	81,484	84,236

Earnings per share
Basic	$1.17	$1.02	$3.42	$2.88
Diluted	$1.15	$1.00	$3.36	$2.83

Anti-dilutive shares	—	1	7	2
8. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. Taxable income is reported on our consolidated U.S. federal and various state income tax returns, filed by NMIH on behalf of itself and its subsidiaries. Our effective tax rate on pre-tax income was 22.2% and 22.3% for the three and nine months ended September 30, 2024, respectively, compared to 21.8% and 22.4% for the three and nine months ended September 30, 2023, respectively. Our provision for income taxes for interim reporting periods is established based on our estimated annual effective tax rate for a given year. Our effective tax rate may fluctuate between interim periods due to the impact of discrete items not included in our estimated annual effective tax rate, including the tax effects associated with the vesting of RSUs and exercise of options. Such items are treated on a discrete basis in the reporting period in which they occur.
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent. As a result, our interim provision for income taxes for the three and nine months ended September 30, 2024 and 2023 primarily represents a change in our net deferred tax liability. As of September 30, 2024 and December 31, 2023, we held $235.3 million of tax and loss bonds in “Prepaid Federal Income Taxes” on our condensed consolidated balance sheets.

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

During the nine months ended September 30, 2024, we repurchased 2.1 million shares at an average price of $32.38 per share (excluding associated costs and applicable taxes). During the year ended December 31, 2023, we repurchased 3.5 million shares at an average price of $25.93 per share (excluding associated costs and applicable taxes). As of September 30, 2024, we had $108.1 million of repurchase authority remaining under our program.

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
11. Premiums Receivable

Premiums receivable consists of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the associated receivable is written off against earned premium and the related insurance policy is canceled. Premiums receivable may be written off prior to 120 days in the ordinary course of business for non-credit events including, but not limited to, the modification or refinancing of an underlying insured loan. We established a $2.0 million and $2.7 million reserve for premium write-offs at September 30, 2024 and December 31, 2023, respectively.
We separately recognize an allowance for credit losses for premiums receivable based on credit losses expected to arise over the life of the receivable. Due to the nature of our insurance policies (a necessary precondition for access to mortgage credit for covered borrowers) and the short duration of the related receivables, we do not typically experience credit losses against our premium receivables and the allowance for credit loss established on premium receivable was deemed immaterial at September 30, 2024 and December 31, 2023.
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
NMIC and Re One generated combined statutory net income of $20.0 million and $90.7 million for the three and nine months ended September 30, 2024, respectively, compared to $30.1 million and $80.0 million for the three and nine months ended September 30, 2023, respectively.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents NMIC's statutory surplus, contingency reserve, statutory capital and risk-to-capital (RTC) ratio as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
	(In Thousands)
Statutory surplus	$964,469	$963,085
Contingency reserve	1,821,661	1,573,360
Statutory capital (1)	$2,786,130	$2,536,445

Risk-to-capital	12.6:1	11.4:1
(1)    Represents the total of the statutory surplus and contingency reserve.
Re One had $2.1 million and $2.0 million of statutory capital at September 30, 2024 and December 31, 2023, respectively.
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
13. Subsequent Events
In October 2024, NMIC entered into three sequential quota share reinsurance treaties that will provide coverage for mortgage insurance policies to be written in 2025, 2026 and 2027 (the “2025 QSR Transaction,” “2026 QSR Transaction” and “2027 QSR Transaction”, respectively). Under the terms of the 2025 and 2026 QSR Transactions, NMIC will cede premiums earned related to 20% of the risk on eligible policies written between January 1, 2025 and December 31, 2026, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 62% that varies directly and inversely with ceded claims. Under the terms of the 2027 QSR Transaction, NMIC will cede premiums earned related to 12% of the risk on eligible policies written between January 1, 2027 and December 31, 2027, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 61% that varies directly and inversely with ceded claims.
In October 2024, NMIC entered into two sequential excess-of-loss reinsurance treaties that will provide aggregate coverage for mortgage insurance policies to be written in 2025 and 2026 (the “2025 XOL Transaction” and “2026 XOL Transaction”, respectively). Under the terms of each agreement, NMIC will retain a first layer of aggregate loss exposure on covered policies and its reinsurance counterparties will then provide second layer loss protection up to a defined reinsurance coverage amount (of $283.8 million for the 2025 XOL Transaction and $164.2 million for the 2026 XOL Transaction). NMIC retains losses in excess of the respective reinsurance coverage amounts.

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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of September 30, 2024, we had issued master policies with 2,062 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of September 30, 2024, we had $207.5 billion of primary insurance-in-force (IIF) and $55.3 billion of primary risk-in-force (RIF).
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
Our common stock trades on the Nasdaq under the symbol “NMIH.” Our headquarters is located in Emeryville, California. As of September 30, 2024, we had 229 employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
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
Premiums are paid either by the borrower (borrower-paid mortgage insurance or BPMI) or the lender (lender-paid mortgage insurance or LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of September 30, 2024 were non-

refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease (over a ten-year period in the case of Oaktown Re V Ltd. and 12.5-year period in the case of Oaktown Re VI Ltd. and Oaktown Re VII Ltd.) as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled. As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction noteholders as amortization of the outstanding insurance-linked note principal balances. The outstanding reinsurance coverage amounts stop amortizing, and the distribution of collateral assets to ILN Transaction noteholders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event).
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
Effective July 25, 2024, NMIC exercised its optional call to terminate a reinsurance agreement with and the associated insurance-linked notes issued by Oaktown Re III Ltd. In connection with the termination, NMIC’s excess of loss reinsurance agreement with Oaktown Re III Ltd. was commuted and the insurance-linked notes issued by Oaktown Re III Ltd. were redeemed in full with a distribution of remaining collateral assets.
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding ILN Transaction. Current amounts are presented as of September 30, 2024.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2020-2 ILN Transaction	October 29, 2020	4/1/2020 – 9/30/2020 (2)	$242,351	$28,149	$121,777	$120,990
2021-1 ILN Transaction	April 27, 2021	10/1/2020 – 3/31/2021 (3)	367,238	163,033	163,708	163,217
2021-2 ILN Transaction	October 26, 2021	4/1/2021 – 9/30/2021 (4)	363,596	256,166	146,229	145,312

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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding XOL Transaction. Current amounts are presented as of September 30, 2024.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2022-1 XOL Transaction	April 1, 2022	10/1/2021 – 3/31/2022 (2)	$289,741	$208,904	$133,366	$132,545
2022-2 XOL Transaction	July 1, 2022	4/1/2022 – 6/30/2022 (3)	154,306	129,230	78,906	78,073
2022-3 XOL Transaction	October 1, 2022	7/1/2022 – 9/30/2022	96,779	84,988	106,265	105,817
2023-1 XOL Transaction	January 1, 2023	10/1/2022 – 6/30/2023	89,864	87,819	146,513	146,146
2023-2 XOL Transaction	July 1, 2023	7/1/2023 – 12/31/2023	100,777	100,777	136,875	136,875
2024 XOL Transaction (4)	January 1, 2024	1/1/2024 – 12/31/2024	132,685	132,685	235,279	235,279

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
Portfolio Data
The following table presents NIW and primary IIF as of the dates and for the periods indicated. Unless otherwise noted, the tables below do not include the effects of our third-party reinsurance arrangements described above.

NIW and primary IIF	As of and for the three months ended				For the nine months ended
	September 30, 2024		September 30, 2023		September 30, 2024	September 30, 2023
	NIW	IIF	NIW	IIF	NIW
	(In Millions)
Monthly	$11,978	$189,241	$11,038	$175,308	$33,441	$30,854
Single	240	18,297	296	19,473	678	692
Total	$12,218	$207,538	$11,334	$194,781	$34,119	$31,546
NIW for the three and nine months ended September 30, 2024 was $12.2 billion and $34.1 billion, respectively, compared to $11.3 billion and $31.5 billion for the three and nine months ended September 30, 2023, respectively. NIW increased year-on-year primarily due to growth in our customer franchise and market presence tied to the increased penetration of existing customer accounts and new customer activations.

Primary IIF increased 7% at September 30, 2024 compared to September 30, 2023, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of in-force policies. Our persistency rate was 85.5% at September 30, 2024 and 86.2% at September 30, 2023. Our persistency rate remains historically high due to a continued slowdown in the pace of mortgage refinancing activity tied to the prevailing interest and mortgage rate environment.

The following table presents net premiums written and earned for the periods indicated:

Primary premiums written and earned	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(In Thousands)
Net premiums written	$136,681	$123,268	$400,740	$353,388
Net premiums earned	143,343	130,089	421,168	377,828
Net premiums written increased 11% and 13%, respectively, and net premiums earned increased 10% and 11%, respectively, during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, primarily driven by growth in our monthly IIF and monthly pay premium receipts, as well as a decline in the total premiums ceded under our reinsurance treaties.

Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
	($ Values In Millions, except as noted below)
New insurance written	$12,218	$12,503	$9,398	$8,927	$11,334
Percentage of monthly premium	98%	98%	98%	96%	97%
Percentage of single premium	2%	2%	2%	4%	3%
New risk written	$3,245	$3,335	$2,486	$2,354	$3,027
Insurance-in-force (1)	$207,538	$203,501	$199,373	$197,029	$194,781
Percentage of monthly premium	91%	91%	90%	90%	90%
Percentage of single premium	9%	9%	10%	10%	10%
Risk-in-force (1)	$55,253	$53,956	$52,610	$51,796	$51,011
Policies in force (count) (1)	654,374	645,276	635,662	629,690	622,993
Average loan size ($ value in thousands) (1)	$317	$315	$314	$313	$313
Coverage percentage (2)	26.6%	26.5%	26.4%	26.3%	26.2%
Loans in default (count) (1)	5,712	4,904	5,109	5,099	4,594
Default rate (1)	0.87%	0.76%	0.80%	0.81%	0.74%
Risk-in-force on defaulted loans (1)	$468	$401	$414	$408	$359
Average net premium yield (3)	0.28%	0.28%	0.28%	0.27%	0.27%
Earnings from cancellations	$0.8	$1.0	$0.6	$1.0	$0.9
Annual persistency (4)	85.5%	85.4%	85.8%	86.1%	86.2%
Quarterly run-off (5)	4.0%	4.2%	3.6%	3.4%	4.1%
(1)    Reported as of the end of the period.
(2)    Calculated as end of period RIF divided by end of period IIF.
(3)    Calculated as net premiums earned divided by average primary IIF for the period, annualized.
(4)    Defined as the percentage of IIF that remains on our books after a given twelve-month period.
(5)    Defined as the percentage of IIF that is no longer on our books after a given three-month period.
The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2024	2023	2024	2023
	(In Millions)
IIF, beginning of period	$203,501	$191,306	$197,029	$183,968
NIW	12,218	11,334	34,119	31,546
Cancellations, principal repayments and other reductions	(8,181)	(7,859)	(23,610)	(20,733)
IIF, end of period	$207,538	$194,781	$207,538	$194,781
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

The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of September 30,
	2024		2023
	IIF	RIF	IIF	RIF
Book year	(In Millions)
2024	$32,892	$8,743	$—	$—
2023	35,880	9,461	30,357	7,994
2022	49,130	13,086	53,618	14,210
2021	53,471	14,246	64,855	16,818
2020	22,466	6,118	28,926	7,550
2019 and before	13,699	3,599	17,025	4,439
Total	$207,538	$55,253	$194,781	$51,011
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

Primary NIW by FICO	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(In Millions)
>= 760	$6,615	$6,261	$18,300	$18,431
740-759	2,057	1,877	6,008	5,227
720-739	1,529	1,556	4,286	4,204
700-719	1,040	876	2,904	2,000
680-699	652	623	1,817	1,378
<=679	325	141	804	306
Total	$12,218	$11,334	$34,119	$31,546
Weighted average FICO	757	758	757	761

Primary NIW by LTV	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(In Millions)
95.01% and above	$1,568	$1,362	$4,398	$2,723
90.01% to 95.00%	5,720	5,414	15,779	14,822
85.01% to 90.00%	3,584	3,525	10,254	10,650
85.00% and below	1,346	1,033	3,688	3,351
Total	$12,218	$11,334	$34,119	$31,546
Weighted average LTV	92.3%	92.4%	92.3%	92.1%

Primary NIW by purchase/refinance mix	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(In Millions)
Purchase	$11,708	$11,143	$33,122	$30,870
Refinance	510	191	997	676
Total	$12,218	$11,334	$34,119	$31,546
The tables below present our total primary IIF and RIF by FICO and LTV, and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of September 30,
	2024		2023
	($ Values In Millions)
>= 760	$103,764	50%	$97,026	50%
740-759	36,830	18	34,394	18
720-739	28,930	14	27,360	14
700-719	19,654	10	18,484	9
680-699	13,326	6	12,683	7
<=679	5,034	2	4,834	2
Total	$207,538	100%	$194,781	100%

Primary RIF by FICO	As of September 30,
	2024		2023
	($ Values In Millions)
>= 760	$27,396	50%	$25,149	49%
740-759	9,850	18	9,067	18
720-739	7,788	14	7,254	14
700-719	5,337	10	4,938	10
680-699	3,590	6	3,373	7
<=679	1,292	2	1,230	2
Total	$55,253	100%	$51,011	100%

Primary IIF by LTV	As of September 30,
	2024		2023
	($ Values In Millions)
95.01% and above	$22,644	11%	$19,007	10%
90.01% to 95.00%	101,872	49	93,908	48
85.01% to 90.00%	63,568	31	59,371	30
85.00% and below	19,454	9	22,495	12
Total	$207,538	100%	$194,781	100%

Primary RIF by LTV	As of September 30,
	2024		2023
	($ Values In Millions)
95.01% and above	$7,054	13%	$5,876	12%
90.01% to 95.00%	30,100	54	27,741	54
85.01% to 90.00%	15,777	29	14,704	29
85.00% and below	2,322	4	2,690	5
Total	$55,253	100%	$51,011	100%

Primary RIF by Loan Type	As of September 30,
	2024	2023
Fixed	98%	98%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	2	2
Total	100%	100%
The table below presents selected primary portfolio statistics, by book year, as of September 30, 2024.

	As of September 30, 2024
Book Year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values In Millions)
2015 and prior	$16,035	$932	6%	67,989	5,221	91	204	2.6%	0.4%	1.7%
2016	21,187	1,666	8%	83,626	9,061	163	180	1.7%	0.4%	1.8%
2017	21,582	2,000	9%	85,897	11,275	275	173	1.9%	0.5%	2.4%
2018	27,295	2,562	9%	104,043	13,766	398	176	2.5%	0.6%	2.9%
2019	45,141	6,539	14%	148,423	28,700	476	83	1.8%	0.4%	1.7%
2020	62,702	22,466	36%	186,174	77,876	543	39	1.3%	0.3%	0.7%
2021	85,574	53,471	62%	257,972	175,707	1,524	60	3.6%	0.6%	0.9%
2022	58,734	49,130	84%	163,281	142,628	1,662	38	17.1%	1.0%	1.2%
2023	40,473	35,880	89%	111,994	102,416	522	2	12.9%	0.5%	0.5%
2024	34,119	32,892	96%	90,031	87,724	58	—	4.0%	0.1%	0.1%
Total	$412,842	$207,538		1,299,430	654,374	5,712	955
(1)    Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.
(2)    Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.
(3)    Calculated as the number of loans in default divided by number of policies in force.

Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the dates indicated. The distribution of our primary RIF as of September 30, 2024 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of September 30,
	2024	2023
California	10.1%	10.3%
Texas	8.7	8.7
Florida	7.4	7.7
Georgia	4.1	4.1
Washington	3.9	4.0
Illinois	3.9	3.9
Virginia	3.8	4.0
Pennsylvania	3.4	3.4
Ohio	3.2	2.9
North Carolina	3.1	3.0
Total	51.6%	52.0%

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

The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(In Thousands)
Beginning balance	$125,443	$110,448	$123,974	$99,836
Less reinsurance recoverables (1)	(27,336)	(24,023)	(27,514)	(21,587)
Beginning balance, net of reinsurance recoverables	98,107	86,425	96,460	78,249

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	21,160	16,117	71,532	60,987
Prior years (3)	(10,839)	(11,305)	(57,241)	(46,601)
Total claims and claim expenses incurred	10,321	4,812	14,291	14,386

Less claims paid:
Claims and claim expenses paid:
Current year (2)	180	65	180	119
Prior years (3)	1,942	1,050	4,265	2,394
Total claims and claim expenses paid	2,122	1,115	4,445	2,513

Reserve at end of period, net of reinsurance recoverables	106,306	90,122	106,306	90,122
Add reinsurance recoverables (1)	29,214	25,956	29,214	25,956
Ending balance	$135,520	$116,078	$135,520	$116,078
(1)    Related to ceded losses recoverable under the QSR Transactions. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance” for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $63.2 million attributed to net case reserves and $7.0 million attributed to net IBNR reserves for the nine months ended September 30, 2024 and $54.4 million attributed to net case reserves and $5.8 million attributed to net IBNR reserves for the nine months ended September 30, 2023.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $49.8 million attributed to net case reserves and $6.3 million attributed to net IBNR reserves for the nine months ended September 30, 2024 and $41.1 million attributed to net case reserves and $4.5 million attributed to net IBNR reserves for the nine months ended September 30, 2023.

The “claims incurred” section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $45.1 million related to prior year defaults remained as of September 30, 2024.

The following table provides a reconciliation of the beginning and ending count of loans in default:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Beginning default inventory	4,904	4,349	5,099	4,449
Plus: new defaults	2,411	1,744	6,015	4,719
Less: cures	(1,529)	(1,434)	(5,215)	(4,434)
Less: claims paid	(67)	(62)	(168)	(129)
Less: rescission and claims denied	(7)	(3)	(19)	(11)
Ending default inventory	5,712	4,594	5,712	4,594
Ending default inventory increased from September 30, 2023 to September 30, 2024, primarily due to the growth and seasoning of our insured portfolio, partially offset by cure activity within our default population during the intervening period.
The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	($ Values In Thousands)
Number of claims paid (1)	67	62	168	129
Total amount paid for claims	$2,692	$1,402	$5,714	$3,132
Average amount paid per claim	$40	$23	$34	$24
Severity (2)	64%	46%	58%	51%
(1)    Count includes 21 and 56 claims settled without payment during the three and nine months ended September 30, 2024, respectively, and 23 and 47 claims settled without payment during the three and nine months ended September 30, 2023, respectively.
(2)    Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.

We paid 67 and 168 claims during the three and nine months ended September 30, 2024, respectively, and 62 and 129 claims during the three and nine months ended September 30, 2023, respectively. The number of claims paid in each period was modest relative to the size of our insured portfolio and we generally observe that the borrowers of the loans we insure are well-situated with strong credit profiles, stable 30-year fixed rate mortgages, manageable debt service obligations and significant appreciated equity in their homes. An increase in the value of the homes collateralizing the mortgages we insure provides defaulted borrowers with alternative paths and incentives to cure their loan prior to the development of a claim.
Our claims severity was 64% and 58% for the three and nine months ended September 30, 2024, respectively, compared to 46% and 51% for the three and nine months ended September 30, 2023, respectively. Our claims severity for each period was below long-term industry norms and benefited from the same broad national house price appreciation that supported our claims paid experience. An increase in the value of the homes collateralizing the mortgages we insure provides additional equity support to our risk exposure and raises the prospect of a third-party sale of a foreclosed property, which can mitigate the severity of our settled claims.
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

The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated:

Average reserve per default:	As of September 30,
	2024	2023
	(In Thousands)
Case (1)	$21.8	$23.4
IBNR (1)(2)	1.9	1.9
Total	$23.7	$25.3
(1)    Defined as the gross reserve per insured loan in default.
(2)    Amount includes claims adjustment expenses.
Average reserve per default decreased from September 30, 2023 to September 30, 2024, primarily due to changes in observed and forecasted housing market conditions and macroeconomic factors, as well as changes in the composition of our default inventory as measured by the size, vintage and current estimated LTV of defaulted loans between the measurement dates.
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
The following table provides a comparison of the PMIERs available assets and net risk-based required asset amount as reported by NMIC as of the dates indicated:

	As of September 30,
	2024	2023
	(In Thousands)
Available assets	$3,006,892	$2,602,680
Net risk-based required assets	1,735,790	1,414,233
Available assets were $3.0 billion at September 30, 2024, compared to $2.6 billion at September 30, 2023. The $404 million increase in available assets between the dates presented was primarily driven by NMIC's positive cash flow from operations during the intervening period, partially offset by the payment of an ordinary course dividend from NMIC to NMIH in May 2024.
Net risk-based required assets were $1.7 billion at September 30, 2024, compared to $1.4 billion at September 30, 2023. The $322 million increase in the risk-based required asset amount between the dates presented was primarily due to the growth in our gross RIF and aggregate gross risk-based required asset amount.

On August 21, 2024, the GSEs and FHFA updated PMIERs to revise the Available Asset credit mortgage insurers will receive for certain assets based on several factors, including asset class and credit rating. The updated PMIERs will take effect on a phased basis beginning March 31, 2025 and will be fully implemented on September 30, 2026. We do not expect the updated PMIERs to have a material impact on our available assets and risk-based required assets, and we expect to remain in full compliance with the existing and updated PMIERs, as applicable, prior to, on and after March 31, 2025.
Consolidated Results of Operations

Consolidated statements of operations	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenues	($ In Thousands, except for per share data)
Net premiums earned	$143,343	$130,089	$421,168	$377,828
Net investment income	22,474	17,853	62,598	49,265
Net realized investment losses	(10)	—	(10)	(33)
Other revenues	285	217	711	563
Total revenues	166,092	148,159	484,467	427,623
Expenses
Insurance claims and claim expenses	10,321	4,812	14,291	14,386
Underwriting and operating expenses	29,160	27,749	87,305	80,983
Service expenses	208	239	539	586
Interest expense	7,076	8,059	29,794	24,146
Total expenses	46,765	40,859	131,929	120,101

Income before income taxes	119,327	107,300	352,538	307,522
Income tax expense	26,517	23,345	78,599	68,825
Net income	$92,810	$83,955	$273,939	$238,697

Earnings per share - Basic	$1.17	$1.02	$3.42	$2.88
Earnings per share - Diluted	$1.15	$1.00	$3.36	$2.83

Loss ratio (1)	7.2%	3.7%	3.4%	3.8%
Expense ratio (2)	20.3%	21.3%	20.7%	21.4%
Combined ratio	27.5%	25.0%	24.1%	25.2%

	For the three months ended September 30,		For the nine months ended September 30,
Non-GAAP financial measures (3)	2024	2023	2024	2023
	($ In Thousands, except for per share data)
Adjusted income before tax	$119,337	$107,300	$359,514	$307,555
Adjusted net income	92,818	83,955	279,450	238,723
Adjusted diluted EPS	1.15	1.00	3.43	2.83
(1)    Loss ratio is calculated by dividing insurance claims and claim expenses by net premiums earned.
(2)    Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.
(3)    See “Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures,” below.

Revenues
Net premiums earned were $143.3 million and $421.2 million for the three and nine months ended September 30, 2024, respectively, compared to $130.1 million and $377.8 million for the three and nine months ended September 30, 2023, respectively. The year-on-year increase in net premiums earned in each respective period was primarily driven by growth in our monthly IIF and monthly pay premium receipts, as well as a decline in the total premiums ceded under our reinsurance treaties.

Net investment income was $22.5 million and $62.6 million for the three and nine months ended September 30, 2024, respectively, compared to $17.9 million and $49.3 million for the three and nine months ended September 30, 2023, respectively. The year-on-year increase in net investment income in each respective period was primarily driven by an increase in the book yield of our investment portfolio tied to the deployment of new cash flows and reinvestment of rolling maturities at incrementally higher rates, as well as growth in the size of our total invested asset base.
Other revenues were $0.3 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively. Other revenues represent underwriting fee revenue generated by our subsidiary, NMIS, which provides outsourced loan review services to mortgage loan originators. Changes in other revenues primarily reflect changes in NMIS' outsourced loan review volume. Amounts recognized in other revenues generally correspond with amounts incurred as service expenses for outsourced loan review activities in the same periods.
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
Insurance claims and claim expenses were $10.3 million and $14.3 million for the three and nine months ended September 30, 2024, respectively, compared to $4.8 million and $14.4 million for the three and nine months ended September 30, 2023, respectively. The increase in insurance claims and claim expenses for the three months ended September 30, 2024 was primarily driven by the establishment of initial reserves on newly defaulted loans, as well as an increase in the average case reserve held against previously defaulted loans that have aged in their delinquency status, and was partially offset by the release of a portion of the reserves we established for anticipated claims payments in prior periods in connection with cure activity and ongoing analysis of recent loss development trends.
Underwriting and operating expenses were $29.2 million and $87.3 million for the three and nine months ended September 30, 2024, respectively, compared to $27.7 million and $81.0 million for the three and nine months ended September 30, 2023, respectively. The increase in underwriting and operating expenses in each respective period primarily reflects an increase in employee compensation costs and an adjustment to the pace of amortization of certain deferred policy acquisition costs, partially offset by an increase in ceding commissions received under our QSR Transactions and a decline in certain technology expenses.
Service expenses were $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively, compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively. Service expenses represent third-party costs incurred by NMIS in connection with the services it provides. Changes in service expenses primarily reflect changes in NMIS' outsourced loan review volume. Amounts incurred as service expenses generally correspond with amounts recognized in other revenues in the same periods.
Interest expense was $7.1 million and $29.8 million for the three and nine months ended September 30, 2024, respectively, compared to $8.1 million and $24.1 million for the three and nine months ended September 30, 2023, respectively. Interest expense for the three months ended September 30, 2024 reflects the lower interest rate achieved on the 2024 Notes as compared to the 2020 Notes they refinanced. Interest expense for the nine months ended September 30, 2024 includes $7.0 million of non-recurring costs related to the refinancing of the 2020 Notes and 2021 Revolving Credit Facility. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt.”
Income tax expense was $26.5 million and $78.6 million for the three and nine months ended September 30, 2024, respectively, compared to $23.3 million and $68.8 million for the three and nine months ended September 30, 2023, respectively. The increase in income tax expense in each respective period was primarily driven by growth in our pre-tax income. Our effective tax rate on pre-tax income was 22.2% and 22.3% for the three and nine months ended September 30, 2024, respectively, compared to 21.8% and 22.4% for the three and nine months ended September 30, 2023, respectively. As a U.S. taxpayer, we are subject to a statutory U.S. federal corporate income tax rate of 21%. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year and reflects the impact of discrete tax effects in the period in which they occur. Our effective tax rates for the three and nine months ended September 30, 2024 and 2023 reflect the discrete tax effects of the vesting of RSUs and exercise of options. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 8, Income Taxes.”

Net Income
Net income was $92.8 million and $273.9 million for the three and nine months ended September 30, 2024, respectively, compared to $84.0 million and $238.7 million for the three and nine months ended September 30, 2023, respectively. Adjusted net income was $92.8 million and $279.5 million for the three and nine months ended September 30, 2024, respectively, compared to $84.0 million and $238.7 million for the three and nine months ended September 30, 2023, respectively. Net income and adjusted net income increased in each respective period primarily due to growth in our total revenues, partially offset by increases in our income tax expense and underwriting and operating expenses. Net income for the nine months ended September 30, 2024 includes non-recurring costs incurred in connection with the refinancing of the 2020 Notes and 2021 Revolving Credit Facility; such amounts are excluded from the calculation of adjusted net income.
Diluted EPS was $1.15 and $3.36 for the three and nine months ended September 30, 2024, respectively, compared to $1.00 and $2.83 for the three and nine months ended September 30, 2023, respectively. Adjusted diluted EPS was $1.15 and $3.43 for the three and nine months ended September 30, 2024, respectively, compared to $1.00 and $2.83 for the three and nine months ended September 30, 2023, respectively. Diluted and adjusted diluted EPS increased in each respective period primarily due to growth in our net income and adjusted net income, as well as a decline in the number of weighted average diluted shares outstanding tied to share repurchase activity.
The non-GAAP financial measures of adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
As reported	($ In Thousands, except for per share data)
Income before income taxes	$119,327	$107,300	$352,538	$307,522
Income tax expense	26,517	23,345	78,599	68,825
Net income	$92,810	$83,955	$273,939	$238,697

Adjustments
Net realized investment losses	10	—	10	33
Capital markets transaction costs	—	—	6,966	—
Adjusted income before tax	$119,337	$107,300	$359,514	$307,555

Income tax expense on adjustments (1)	2	—	1,465	7
Adjusted net income	$92,818	$83,955	$279,450	$238,723

Weighted average diluted shares outstanding	81,045	83,670	81,484	84,236
Adjusted diluted EPS	$1.15	$1.00	$3.43	$2.83
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

Consolidated balance sheets	September 30, 2024	December 31, 2023
	(In Thousands)
Total investment portfolio	$2,708,286	$2,371,021
Cash and cash equivalents	133,319	96,689
Premiums receivable	78,454	76,456
Deferred policy acquisition costs, net	63,803	62,905
Software and equipment, net	27,251	30,252
Reinsurance recoverable	29,214	27,514
Prepaid federal income taxes	235,286	235,286
Other assets	44,512	40,384
Total assets	$3,320,125	$2,940,507
Debt	$414,694	$397,595
Unearned premiums	71,592	92,295
Accounts payable and accrued expenses	110,968	86,189
Reserve for insurance claims and claim expenses	135,520	123,974
Deferred tax liability, net	380,879	301,573
Other liabilities (1)	11,286	12,877
Total liabilities	1,124,939	1,014,503
Total shareholders' equity	2,195,186	1,926,004
Total liabilities and shareholders' equity	$3,320,125	$2,940,507
(1)    “Reinsurance funds withheld” has been reclassified as “Other liabilities” in the prior period.
Total cash and investments were $2.8 billion as of September 30, 2024, compared to $2.5 billion as of December 31, 2023. Cash and investments at September 30, 2024 included $148.3 million held by NMIH. The increase in total cash and investments reflects the addition of incremental cash provided by operating activities and a decrease in the unrealized loss position of our fixed income portfolio primarily tied to changes in interest rates, partially offset by share repurchase activity during the nine months ended September 30, 2024.
Premiums receivable was $78.5 million as of September 30, 2024, compared to $76.5 million as of December 31, 2023. Premiums receivable represents premiums due on our mortgage insurance policies and may fluctuate based on changes in our monthly premium policies in force, where premiums are generally paid one month in arrears, and the pace of settlement of previously outstanding receivables.
Net deferred policy acquisition costs were $63.8 million as of September 30, 2024, compared to $62.9 million as of December 31, 2023. The increase was primarily driven by the deferral of certain costs associated with the origination of new policies between the respective balance sheet dates, and was partially offset by the recognition of previously deferred policy acquisition costs.
Reinsurance recoverable was $29.2 million as of September 30, 2024, compared to $27.5 million as of December 31, 2023. The increase was driven by an increase in ceded losses recoverable under our QSR Transactions.
Prepaid federal income taxes were $235.3 million as of September 30, 2024 and December 31, 2023. Prepaid federal income taxes represent tax and loss bonds purchased in connection with our claimed tax deduction for our statutory contingency reserve position. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 8, Income Taxes.”
Other assets were $44.5 million as of September 30, 2024, compared to $40.4 million as of December 31, 2023. The increase was primarily driven by an increase in accrued investment income and prepaid expenses, as well as the capitalization of deferred debt issuance costs incurred in connection with the establishment of the 2024 Revolving Credit Facility, partially offset by a reduction in our right-of-use assets tied to the amortization of the operating lease for our corporate headquarters.
Debt was $414.7 million as of September 30, 2024, compared to $397.6 million as of December 31, 2023. Debt as of September 30, 2024 represented the carrying value of the $425 million aggregate principal amount 2024 Notes which issued in May 2024. Debt at December 31, 2023 represented the carrying value of the $400 million aggregate principal amount 2020 Notes, which were redeemed in full upon the completion of the 2024 Notes offering. For more information see Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt.”
Unearned premiums were $71.6 million as of September 30, 2024, compared to $92.3 million as of December 31, 2023. The decrease was driven by the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies and the cancellations of other single premium policies, partially offset by single premium policy originations during the nine months ended September 30, 2024.
Accounts payable and accrued expenses were $111.0 million as of September 30, 2024, compared to $86.2 million as of December 31, 2023. The increase was primarily driven by an increase in unsettled trade payables related to the purchase of certain investment securities at September 30, 2024, as well as accrued and unpaid interest on the 2024 Notes, which is payable semi-annually beginning in February 2025, and was partially offset by the settlement of certain contractual payables and accrued expenses during the nine months ended September 30, 2024.
Reserve for insurance claims and claim expenses was $135.5 million as of September 30, 2024, compared to $124.0 million as of December 31, 2023. The increase was primarily driven by the establishment of initial reserves on newly defaulted loans during the nine months ended September 30, 2024, as well as an increase in the average case reserve held against previously defaulted loans that aged in their delinquent status. The increase in the reserves for insurance claims and claim expenses was partially offset by the release of a portion of the reserves we established for anticipated claims payments in prior periods (in connection with cure activity and ongoing analysis of recent loss development trends), as well as the payment of previously reserved claims during the period. See “Insurance Claims and Claim Expenses,” above for further details.
Net deferred tax liability was $380.9 million as of September 30, 2024, compared to $301.6 million as of December 31, 2023. The increase was primarily due to an increase in the claimed deductibility of our statutory contingency reserve, as well as the decrease in unrealized losses recorded in other comprehensive income. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 8, Income Taxes.”
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the nine months ended September 30,
	2024	2023
Net cash provided by (used in):	(In Thousands)
Operating activities	$357,783	$312,566
Investing activities	(253,156)	(117,908)
Financing activities	(67,997)	(62,621)
Net increase in cash and cash equivalents	$36,630	$132,037
Net cash provided by operating activities was $357.8 million for the nine months ended September 30, 2024, compared to $312.6 million for the nine months ended September 30, 2023. Cash provided by operating activities increased during the nine months ended September 30, 2024, primarily due to an increase in our net premium receipts, growth in our investment income and a reduction in technology service costs paid under our long-term IT services agreement with Tata Consultancy Services, partially offset by an increase in taxes paid, short-term employee incentive payments and net claim settlement costs.
Cash used in investing activities for the nine months ended September 30, 2024 and 2023 reflects the purchase of fixed and short-term maturities with cash provided by operating activities, and the reinvestment of coupon payments, maturities and sale proceeds within our investment portfolio.
Cash used in financing activities was $68.0 million for the nine months ended September 30, 2024, compared to $62.6 million for the nine months ended September 30, 2023. Cash used in financing activities primarily relates to the repurchase of common stock and taxes paid on the net share settlement of equity awards for certain employees. Cash used in financing activities for the nine months ended September 30, 2024 further reflects the net impact of the redemption of the 2020 Notes and issuance of the 2024 Notes during the period.

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
As of September 30, 2024, NMIH had $148.3 million of cash and investments. NMIH's principal sources of net cash are dividends from its subsidiaries and investment income. NMIC paid a $96.3 million ordinary course dividend to NMIH on May 30, 2024, representing its full ordinary course dividend capacity payable under Wisconsin insurance laws for the twelve-month period ending December 31, 2024. NMIH also has access to $250 million of undrawn revolving credit capacity under the 2024 Revolving Credit Facility.
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
During the nine months ended September 30, 2024, NMIH repurchased 2.1 million shares of common stock at a total cost of $69.4 million, including associated costs and applicable taxes. As of September 30, 2024, NMIH had $108.1 million of repurchase authority remaining.
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
Under the 2024 Revolving Credit Facility, NMIH is required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of September 30, 2024, the applicable commitment fee was 0.225%.
We are subject to certain covenants under the 2024 Revolving Credit Facility, including: a maximum debt-to-total capitalization ratio of 35%, a minimum consolidated net worth requirement (as defined therein), and a requirement to maintain compliance with the financial standards prescribed by the PMIERs (subject to any GSE approved waivers). We were in compliance with all covenants at September 30, 2024.
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
On August 21, 2024, the GSEs and FHFA updated PMIERs to revise the Available Asset credit mortgage insurers will receive for certain assets based on several factors, including asset class and credit rating. The updated PMIERs will take effect on a phased basis beginning March 31, 2025 and will be fully implemented on September 30, 2026. We do not expect the updated PMIERs to have a material impact on our available assets and risk-based required assets, and we expect to remain in full compliance with the existing and updated PMIERs, as applicable, prior to, on and after March 31, 2025.
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
As of September 30, 2024, NMIC had a RTC ratio of 12.6:1 with $35.0 billion of performing primary RIF, net of reinsurance, and $2.8 billion of total statutory capital, including contingency reserves. Re One has no risk in force remaining and no longer reports a RTC ratio.
NMIC's principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At September 30, 2024, NMIC had $2.7 billion of cash and investments, including $92.8 million of cash and cash equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended September 30, 2024, NMIC generated $370 million of cash flow from operations and received an additional $214 million of cash flow on the maturity and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC's principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC's only use of cash with the potential to develop along an unscheduled path is claims payments. Given the relatively small size of our current population of defaulted policies, the generally extended duration of the default-to-foreclosure-to-claim cycle, and the potential availability of forbearance, foreclosure moratorium and other borrower assistance programs (which serve to further extend the default-to-foreclosure-to-claim cycle timeline), we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.
Debt and Financial Strength Ratings
NMIC's financial strength is rated “A-” by Fitch Ratings (Fitch) and “A3” by Moody's. In October 2024, S&P upgraded NMIC's financial strength rating from “BBB+” to “A-”. NMIH's 2024 Notes are rated “BBB-” by Fitch and “Baa3” by Moody's. The outlook for all ratings provided by Fitch, Moody's and S&P is stable.
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
Our investment portfolio is comprised entirely of fixed maturity instruments. As of September 30, 2024, the fair value of our investment portfolio was $2.7 billion and we held an additional $133.3 million of cash and cash equivalents. Pre-tax book yield on the investment portfolio for the nine months ended September 30, 2024 was 3.0%. Book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. The yield on our investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our holdings and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	September 30, 2024	December 31, 2023
Corporate debt securities	64%	61%
Municipal debt securities	22	25
Cash, cash equivalents, and short-term investments	8	5
U.S. Treasury securities and obligations of U.S. government agencies	4	7
Asset-backed securities	2	2
Total	100%	100%

Investment portfolio ratings at fair value (1)	September 30, 2024	December 31, 2023
AAA (2)	10%	9%
AA (3)	34	34
A (3)	45	44
BBB (3)	11	13
BB (4)	—	—
Total	100%	100%
(1)    Excluding certain operating cash accounts.
(2)    Includes short-term securities rated A-1+.
(3)    Includes +/– ratings.
(4)    We held one security with a BB+ rating at September 30, 2024 and December 31, 2023, which is not identifiable in the table due to rounding.

All of our investments are rated by one or more nationally recognized statistical rating organizations. If three or more ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.

Investment Securities - Allowance for credit losses
We did not recognize an allowance for credit loss for any security in the investment portfolio as of September 30, 2024 or December 31, 2023, and we did not record any provision for credit loss for investment securities during the three or nine month periods ended September 30, 2024 or 2023.
As of September 30, 2024, the investment portfolio had gross unrealized losses of $128.0 million, of which $127.5 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2023, the investment portfolio had gross unrealized losses of $184.3 million, of which $183.1 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer.
We evaluated the securities in an unrealized loss position as of September 30, 2024, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our assessment of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of September 30, 2024 are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the unrealized losses on securities held as of September 30, 2024 were primarily driven by fluctuations in interest rates, and to a lesser extent, movements in credit spreads following the purchase of those securities.
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
The carrying value of our investment portfolio as of September 30, 2024 and December 31, 2023 was $2.7 billion and $2.4 billion, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of September 30, 2024, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.73 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.73% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 3.76 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.76% in fair value of our fixed income portfolio.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2024, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
The following table provides information about purchases of NMI Holdings, Inc. common stock by us during the three months ended September 30, 2024.

($ In Thousands, except for per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Program (1)
Period:
7/1/2024 to 7/31/2024	91,238	$34.35	91,238	$121,787
8/1/2024 to 8/31/2024	220,606	37.90	220,606	113,426
9/1/2024 to 9/30/2024	131,523	40.82	131,523	108,056
Total	443,367		443,367
(1)    On February 10, 2022, our Board of Directors approved a $125 million share repurchase program effective through December 31, 2023, excluding associated costs and applicable taxes. On July 31, 2023, our Board of Directors approved an extension of the $125 million repurchase program through December 31, 2025. On July 31, 2023, the Board also approved a new $200 million share repurchase program (excluding associated costs and applicable taxes) effective through December 31, 2025. As of September 30, 2024, no repurchase authority remained available under the February 2022 share repurchase program and $108.1 million repurchase authority remained under the July 2023 share repurchase program. See Part I, Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Stockholder's Equity” for additional information.

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

4.2
Supplemental Indenture, dated as of May 21, 2024, by and between NMI Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee (including the form of the Notes) (incorporated herein by reference to Exhibit 4.2 to our Form 8-K, filed on May 21, 2024)

4.3	Description of Securities (incorporated herein by reference to Exhibit 4.4 to our Form 10-Q, filed on July 31, 2024)
10.1 ~	NMI Holdings, Inc. 2012 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Form S-1 Registration Statement (Registration No. 333-191635), filed on October 9, 2013)
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

10.18 ~
Form of Indemnification Agreement between NMI Holdings, Inc. and its directors and certain executive officers (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on November 25, 2014)

10.19 ~	NMI Holdings, Inc. Severance Benefit Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 17, 2016)
10.20 ~	NMI Holdings, Inc. Amended and Restated Change in Control Severance Benefit Plan (incorporated herein by reference to Exhibit 10.30 to our Form 10-Q, filed on October 30, 2018)
10.21 ~	NMI Holdings, Inc. Clawback Policy (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on February 23, 2017)
10.22 ~	Offer Letter by and between NMI Holdings, Inc. and William Leatherberry, dated July 11, 2014 (incorporated herein by reference to Exhibit 10.10 to our Form 10-Q, filed on April 28, 2016)
10.23 ~
Employment Letter by and between NMI Holdings, Inc. and Bradley M. Shuster, effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 28, 2018)

10.24 ~	Offer Letter by and between NMI Holdings, Inc. and Adam Pollitzer, dated September 9, 2021 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on September 9, 2021)
10.25 ~	Offer letter by and between NMI Holdings, Inc. and Ravi Mallela, dated December 20, 2021 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 21, 2021)
10.26 ~	Offer Letter by and between NMI Holdings, Inc. and Aurora Swithenbank, dated March 1, 2024 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on March 4, 2024)
10.27 ~	Separation Agreement by and between NMI Holdings, Inc. and Ravi Mallela, dated March 1, 2024 (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on March 4, 2024)
10.28 +
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

10.29
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
101
The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (Unaudited) formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2024 and 2023 (Unaudited);
(iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, June 30, and September 2024 and 2023 (Unaudited);
(iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (Unaudited); and

(v) Notes to Condensed Consolidated Financial Statements (Unaudited). The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
104	The cover page from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
~	Indicates a management contract or compensatory plan or contract.
+	Confidential treatment granted as to certain portions, which portions have been filed separately with the SEC.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
Date: November 6, 2024

By: /s/ Aurora Swithenbank
Name: Aurora Swithenbank
Title: Chief Financial Officer and Duly Authorized Signatory