Form 10-K
period 2024-12-31
NMI Holdings, Inc.
filed 2025-02-14
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 001-36174

NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware					45-4914248
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)

2100 Powell Street	,	Emeryville	,	CA	94608
(Address of principal executive offices)					(Zip Code)

(855) 530-6642
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	NMIH	NASDAQ

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the calculated aggregate market value of common stock held by non-affiliates was $2,203,671,819.
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on February 10, 2025 was 78,452,097 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024.

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
NMI Holdings, Inc. (NMIH), a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of December 31, 2024, we had issued master policies with 2,086 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of December 31, 2024, we had $210.2 billion of primary insurance-in-force (IIF) and $56.1 billion of primary risk-in-force (RIF). For the year ended December 31, 2024, we generated new insurance written (NIW) of $46.0 billion. As of December 31, 2024, we had 230 full-time and part-time employees.
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
According to statistics published by the U.S. Federal Reserve, the U.S. residential mortgage market is one of the largest in the world, with approximately $13 trillion of mortgage debt outstanding as of December 31, 2024, and includes both primary and secondary components. The primary market consists of lenders originating home loans to borrowers and includes loans made in connection with home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions that buy and sell mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities.
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
GSEs
The GSEs are the largest participants in the secondary mortgage market, buying residential mortgages from banks and other primary lenders in connection with their federal mandate to provide liquidity and promote stability in the U.S. housing finance system. The GSEs' charters prohibit them from purchasing or guaranteeing high-LTV loans unless such loans are covered by an authorized form of credit enhancement, including insurance from a GSE-approved MI company, retention by the mortgage seller of at least a 10% participation in the loan or agreement by the seller to repurchase or replace the loan in the event of a default. As the largest participants in the secondary mortgage market, the GSEs are the principal purchasers of mortgages insured by mortgage insurers, including NMIC. As a result, the private MI industry in the U.S. is driven in large part by the GSEs' demand for high-LTV loans, mortgage insurance requirements and business practices. See “Business - U.S. Mortgage Insurance Regulation - GSE Oversight,” below.
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
We and other private mortgage insurers also compete directly with the government MI companies, who significantly increased their share in the MI market following the 2008 financial crisis. Prior to the financial crisis, private mortgage insurers accounted for the majority of the insured mortgage origination market. During the financial crisis, the government MIs captured an increasing share of the high-LTV MI market as legacy private mortgage insurers came under significant financial stress. According to data reported by Inside Mortgage Finance, in 2007, government MIs accounted for 23% of the total insured mortgage origination market. By 2009, government MI share had peaked at approximately 82% of the total insured mortgage origination market. Government MI share has since declined and is estimated to have been 58% in 2024. Previous rate actions and product introductions continue to impact the government mortgage insurers' market share and by extension the private MI market. Although there continues to be broad policy consensus toward the need for continued and consistent private capital participation in the U.S. housing finance system, it remains difficult to predict whether the combined market share of government MIs will recede to pre-2008 levels. A range of factors influence a lender's decision to choose private over government MI, including, among others, GSE demand, policies and loan delivery pricing, mortgage insurance premium rates and other charges, loan eligibility requirements, cancelability, loan size limits and the relative ease of use of private MI products compared to government MI alternatives.

Products and Services
Primary Mortgage Insurance
We offer primary mortgage insurance, which provides default protection on individual mortgage loans at specified coverage percentages. Primary MI is typically written on a flow basis, whereby mortgages are insured on an individual, loan-by-loan basis at the time of origination. Primary MI can also be written on an aggregated basis, whereby each mortgage in a given loan portfolio is individually insured in a single transaction after the point of origination.
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
Our maximum obligation with respect to a claim is generally determined by multiplying the selected coverage percentage by the loss amount on an insured loan. The loss amount is defined in the applicable master mortgage insurance policy (together with any related endorsements, a Master Policy) and includes, subject to certain limitations, unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure or sale of the property securing the insured loan. See “Business - Defaults and Claims; Loss Mitigation - Defaults and Claims,” below for a description of our claim settlement processes.
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
Upon receipt of an insurable loan, we issue a certificate of insurance that extends coverage for such loan under the applicable Master Policy. See “Business - Underwriting,” below for a description of our underwriting processes. Our MI coverage attaches at a loan level and remains in effect whether a mortgage is retained by the originating lender or sold, assigned or otherwise transferred in the secondary market. We generally consider the original lender or any subsequent servicer of an insured loan to be our insured or, with respect to subsequent owners and the GSEs, third-party beneficiaries under our Master Policies.
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
In general, we may not terminate MI coverage except when an insured fails to pay premiums as due or for certain material violations of our Master Policies; although, as discussed below in “Business - Underwriting - Independent Validation and Rescission Relief,” the terms of our Master Policies restrict our ability to rescind coverage when certain criteria are met. Insureds may cancel coverage on a loan at any time at their option or upon mortgage repayment, which may be accelerated because a borrower refinances a mortgage or sells the underlying property. GSE guidelines generally provide that a borrower on a GSE-owned or guaranteed loan meeting certain conditions may require their mortgage servicer to cancel BPMI upon the borrower's request when the principal balance of the loan is 80% or less of the property's current assessed value. The federal Homeowners Protection Act of 1998 (HOPA) also requires the automatic termination of BPMI on most current loans when the LTV ratio (based on the original value of the underlying property and original amortization schedule of the loan) is first scheduled to reach 78%. The HOPA also provides for cancellation of BPMI upon a borrower's request when the LTV ratio (based on the original value of the underlying property and original amortization schedule of the loan) is first scheduled to reach or, based on actual payments, reaches 80%, upon satisfaction of the conditions set forth in the HOPA, including that the loan be current at the time. In addition, some states impose their own MI notice and cancellation requirements on mortgage loan servicers.
Loan Review Services
We offer outsourced loan review services to mortgage originators through NMIS. In connection with these services, NMIS reviews loan data and documentation and assesses whether individual loan applications comply with the originator's and/or GSEs' underwriting guidelines. We provide loan review services for mortgages that require MI and those that do not. Under the terms of its loan review agreements, NMIS provides customers with limited indemnification against losses for certain material loan review errors. The indemnification may be in the form of monetary or other remedies, subject to per loan and annual limits. NMIS utilizes third-party service providers to conduct individual loan reviews. NMIS third parties have represented and warranted to NMIS that they comply with the requirements of the federal Secure and Fair Enforcement for Mortgage Licensing Act (SAFE Act) in all applicable jurisdictions. See “Business - U.S. Mortgage Insurance Regulation - Other U.S. Regulation - SAFE Act,” below.
Customers
Since our inception, we have sought to establish customer relationships with a broad group of mortgage lenders. As of December 31, 2024, we had issued Master Policies with 2,086 customers. We classify our customers into two primary categories, which we refer to as “National Accounts” and “Regional Accounts.” We consider National Accounts to be the most significant residential mortgage originators as determined by the combined volume of their own “retail” originations and insured business they acquire from “correspondents,” or other smaller mortgage originators. National Account lenders primarily sell their loans to the GSEs or, less frequently, to private label secondary markets. National Account lenders may also retain loans they originate or purchase in their portfolios. Regional Account lenders typically originate loans on a local or regional level. Some Regional Account lenders have origination platforms that span multiple regions; however, their primary lending focus is local. Regional Account lenders sell the majority of their origination volume to National Accounts; however, they may also retain loans in their portfolios or sell portions of their production directly to the GSEs.
We further define customers as “centralized” or “decentralized” based on how they manage their mortgage insurance purchasing decisions across each of their MI providers. Centralized lenders make decisions about the placement and choice of private mortgage insurance at a centralized, corporate level. Decentralized lenders make decisions about the placement and choice of private mortgage insurance at a loan level by loan production personnel, such as loan officers, processors, and underwriters. National Account lenders primarily utilize the centralized decision model and Regional Account lenders primarily utilize the decentralized decision model. There are, however, a number of National Account lenders who opt for a decentralized approach and a number of Regional Account lenders who opt for a centralized approach.

The GSEs, as major purchasers of conventional mortgage loans in the U.S., are the primary beneficiaries of our mortgage insurance coverage. Revenues from our customers have been generated in the U.S. only.
Customers exceeding 10% of consolidated revenues
No individual customer accounted for greater than 10% of our consolidated revenues in 2024.
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
Since 2016, we have entered into the following types of reinsurance transactions which provide risk protection on both a retrospective and prospective basis:
•fully collateralized ILN coverage on mortgage insurance policies that we have already issued with special purpose insurers funding such reinsurance obligations through the issuance of insurance-linked notes;
•XOL reinsurance arrangements with third party reinsurers on mortgage insurance policies that we have already issued; and
•QSR arrangements in which third party reinsurers agree to prospectively reinsure a portion of the risk on mortgage insurance policies that we write.
We believe that our reinsurance programs offer us a number of benefits, including:
•hedging against adverse losses in times of stress and mitigation of portfolio risk and volatility through the housing and economic cycle;
•providing capital relief under the various state insurance risk to capital framework, rating agency capital requirements and GSE PMIERs available asset requirements;
•providing a diversified source of capital to support and grow our business; and
•enhancing our counterparty strength and improving the sustainability of our franchise.
For further information, see Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reinsurance.”
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
Investment Portfolio
Our primary objectives with respect to our investment portfolio are to preserve capital and generate investment income, while maintaining sufficient liquidity to cover our operating needs. We aim to achieve diversification as to type, quality, maturity, industry and issuer. At December 31, 2024, our investment portfolio was comprised of investment grade fixed maturity securities, including U.S. Treasury securities and obligations of U.S. government agencies, municipal debt securities, corporate debt securities, and asset-backed securities. We also held short-term investments, such as U.S. Treasury Bills and commercial paper.
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

Human Capital Management
As of December 31, 2024, we had 230 full-time and part-time employees, and engaged third-party vendors to provide additional IT, underwriting and other support services.
Our ability to operate efficiently and profitably, to offer products and services that meet the expectations of our customers, and to maintain an effective risk management framework is highly dependent on the competence and integrity of our employees, as well as the employees of the third-party service providers, vendors and others whom we engage.
We prioritize our employees with the goal of attracting, retaining and developing a high-quality talent base and aim to foster a high-performing, employee-driven and collaborative work environment that emphasizes both organizational and personal success. We offer competitive salaries and a comprehensive benefits package that includes annual cash bonuses and equity grants, life, health and supplemental insurance coverage, paid time off, paid caregiver leave, emergency backup child and elder care, a 401(k) Savings Plan with employer matching contributions, and programs to support employee mental, physical and financial well-being. We grant equity to every one of our employees annually and offer mortgage assistance to support our employees who are first-time homebuyers. We encourage our employees to continue their educational and professional development, and support those who do with tuition reimbursement and student loan payback programs, as well as ongoing firm wide training initiatives and access to third-party course materials.
We value collaboration as a company and believe that different perspectives promote innovation and are crucial to the long-term success of our business. As of December 31, 2024, 83% of our employee population identified as members of a diverse group, including 55% as women and 34% as racial/ethnic minorities. We recognize the valuable contributions of key leaders across our organization and engage in regular succession planning efforts in collaboration with the Board of Directors to ensure business continuity and provide ongoing employee development opportunities. In 2024, we continued to focus on our talented, innovative and dedicated people, investing in our culture with a focus on collaboration, performance and employee education.
In 2024, we were recognized as a Great Place to Work® for the ninth consecutive year. Great Place to Work® is a global authority on workplace culture, employee experience and leadership, and partners with FORTUNE magazine to produce the annual FORTUNE "100 Best Companies to Work For” list.

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
As the ultimate controlling parent of an insurance holding company system, NMIH is registered with the Wisconsin OCI, which is NMIC and Re One's primary regulator, and must provide insurance holding company annual audited consolidated financial statements and other information to the Wisconsin OCI on an ongoing basis. We, as an insurance holding company, and each of our affiliates, are prohibited from engaging in certain transactions with our insurance subsidiaries without disclosure to, and in some instances, prior approval by, the Wisconsin OCI. Like all other states, Wisconsin regulates transactions between domestic insurance companies and their controlling stockholders or affiliates. Under Wisconsin law, all transactions involving us, or an affiliate, and an insurance subsidiary, must conform to certain standards, including that the transaction be “reasonable and fair” to the insurance subsidiary. Wisconsin law also provides that disclosure of certain affiliate transactions must be filed with the Wisconsin OCI at least 30 days before the transaction is entered into and that these transactions may be disapproved by the Wisconsin OCI within that period.
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
Wisconsin's insurance regulations generally provide that no person may merge with or acquire control (which is defined as possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract, by common management or otherwise) of us or our insurance subsidiaries unless the merger or transaction in which control is acquired has been approved by the Wisconsin OCI. Wisconsin law provides for a rebuttable presumption of control when a person owns or has the right to vote, directly or indirectly, more than 10% of the voting securities of a company. Pursuant to applicable Wisconsin regulations, voting securities include securities convertible into or evidencing the right to acquire securities with the right to vote. For purposes of determining whether control exists, the Wisconsin OCI may aggregate the direct or indirect ownership of us by entities under common control with one another. Notwithstanding the presumption of control, any person or persons acting in concert or whose shares may be aggregated for purposes of determining control, may file a disclaimer of affiliation with the Wisconsin OCI if they do not intend to control or direct or influence the management of a domestic insurer. Such disclaimer will become effective unless it is expressly “disapproved” by the Wisconsin OCI within 30 days of the date filed. In addition, the insurance regulations of certain states require prior notification to the state's insurance department before a person acquires control of an insurance company licensed in such state. An insurance company's licenses to conduct business in those states could be affected by any such change in control. As of the date of this report, we are aware of one NMIH stockholder that owns more than 10% of our shares of common stock. We understand that this stockholder has filed a disclaimer of control with the Wisconsin OCI in connection therewith, which has not been disapproved.
Our insurance subsidiaries are subject to Wisconsin statutory requirements as to maintenance of minimum policyholders' surplus and payment of dividends or distributions to stockholders. Under Wisconsin law, our insurance subsidiaries may pay “ordinary” stockholder dividends with 30 days' prior notice to the Wisconsin OCI. Ordinary dividends are defined as payments or distributions to stockholders in any twelve-month period that do not exceed the lesser of (i) 10% of statutory policyholders' surplus as of the preceding calendar year end or (ii) adjusted statutory net income. Adjusted statutory net income is defined for this purpose to be the greater of the following:
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
The Wisconsin OCI may prohibit the payment of ordinary dividends or other payments by our insurance subsidiaries to us if they determine that such payments could be adverse to policyholders. In addition, our insurance subsidiaries may make or pay “extraordinary” stockholder dividends (i.e., amounts in excess of ordinary dividends) only with the prior approval of the Wisconsin OCI.
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
Under applicable Wisconsin law and the laws of 15 other states, a mortgage insurer must maintain a minimum amount of statutory capital relative to its RIF in order for the mortgage insurer to continue to write new business. These are typically referred to as “risk-to-capital (RTC) requirements.” While formulations of minimum capital may vary in certain jurisdictions, the most common measure applied allows for a maximum permitted RTC ratio of 25:1. Wisconsin has formula-based limits that generally result in RTC limits slightly higher than the 25:1 ratio.
We compute the RTC ratio for NMIC. The RTC ratio is our net RIF divided by our statutory capital. Our net RIF includes both direct and assumed primary and pool RIF, less risk ceded and excluding risk on policies that are currently in default and for which loss reserves have been established. Wisconsin requires a mortgage insurer to maintain a “minimum policyholders' position” as calculated in accordance with the applicable regulations. Policyholders' position, which is also known as statutory capital, is generally the sum of statutory policyholders' surplus (which increases as a result of statutory net income and capital contributions, and decreases as a result of statutory net loss and capital distributions), plus the statutory contingency reserve. Under statutory accounting rules, the contingency reserve is reported as a liability on the statutory balance sheet; however, for purposes of statutory capital and RTC ratio calculations, it is included in capital.
State insurance regulators also have the authority to make changes to current regulations governing mortgage insurance, including, among other things, capital requirements, underwriting standards, claims practices and market conduct regulation. The NAIC formed a working group within its Financial Condition (E) Committee, the Mortgage Guaranty Insurance Working Group, to discuss, develop and recommend changes to the solvency and market practices regulation of mortgage insurers, including changes to the Mortgage Guaranty Insurance Model Act #630 (Model Act). These efforts culminated in amendments to the Model Act, which were adopted by the NAIC Financial Condition and Executive Committees in 2023. Wisconsin has begun the process of adopting the revised Model Act, and other states may also consider adoption as well.

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

On September 14, 2021, the FHFA together with the Treasury Department announced the suspension of certain portions of the 2021 PSPA amendments, specifically those limiting certain GSE lending activities, and that would, among other things, reduce the amount of capital the GSEs are required to hold. On March 16, 2022, the FHFA adopted the final rule (effective May 16, 2022) (2022 ERCF amendment) that amended the enterprise regulatory capital framework by refining the prescribed leverage buffer amount and credit risk transfer (CRT) securitization framework for the GSEs, which reduced the amount of capital the GSEs are required to hold, including by increasing the capital credit the GSEs receive for the credit risk that they distribute. On January 2, 2025, the FHFA together with the Treasury Department announced further amendments to the PSPAs to help ensure that the eventual release of the GSEs from conservatorship will be orderly and to reflect certain existing practices. Among other things, the amendments restore the Treasury Department’s right to consent to a release of the GSEs from conservatorship. In addition, under a separate side letter from the FHFA to the Treasury Department, the FHFA will solicit public input, before releasing a GSE from conservatorship, regarding the potential impacts on the housing market and the GSEs.
On April 28, 2023, the FHFA’s rule requiring the GSEs to provide advance notice to the FHFA of new activities and obtain prior approval before launching new products became effective. The rule establishes revised criteria for determining whether new activity requires notice to the FHFA and for determining if that activity is a new product that merits public notice and comment. The rule also outlines the process for the FHFA's review of any new activity and the timelines for approving a new product, including issuing a public notice and requesting public comment about a new product.
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
Under the first Trump administration, there was increased focus on the possibility of administrative reform that the White House and Treasury Department, in collaboration with the previous Director of the FHFA, may pursue independent of any legislative action. In September 2019, the Treasury Department released a Housing Reform Plan that included a compilation of legislative and administrative recommendations for reforms to achieve various goals, including the goals of ending the conservatorships of the GSEs and setting regulations for the GSEs that provide for their safety and soundness. In December 2020, the FHFA finalized a rule establishing a new regulatory capital framework for the GSEs, noting that the rule was another step toward ending the conservatorships of the GSEs.
On June 23, 2021, the U.S. Supreme Court ruled that the President could remove the FHFA Director other than for cause. Subsequently, President Biden removed the FHFA Director and appointed a new Director to lead the FHFA. FHFA leadership changes add uncertainty to what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the residential housing finance system in the future. In anticipation of expected Presidential dismissal as a result of Trump’s second term inauguration, on January 19, 2025, the sitting FHFA Director exited the role. President Trump has nominated a new FHFA Director who will need successful congressional confirmation prior to assuming the role. Until such confirmation occurs, an acting Director oversees the day-to-day operations.
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
In December 2017, the Basel Committee published final revisions to Basel III (informally known as "Basel IV") with target implementation by each participating country by January 1, 2022, later extended to January 1, 2023 due to the COVID-19 pandemic. Implementation of Basel IV reforms requires national legislation and, therefore, the final rules and the timetable for their implementation in each participating country may be subject to some level of national variation. As an example, the United Kingdom (UK) and the European Union (EU) have each announced delays for their rules implementing the Basel IV reforms until 2027 and 2026, respectively, with further transitional arrangements being in place until 2030 and 2032, respectively. Under Basel IV, banks using the standardized approach to determine their credit risk may consider mortgage insurance in calculating the exposure amount for real estate. However, such banks will need to determine the risk-weight for residential mortgages based on the LTV ratio at loan origination, without factoring in mortgage insurance. Under the standardized approach, after the appropriate risk-weight is determined, the existence of mortgage insurance could be considered, but only if the company issuing the insurance has a lower risk-weight than the underlying exposure. Mortgage insurance issued by private companies would not meet this test. Therefore, under Basel IV, mortgage insurance could not mitigate credit and lower the capital charge under the standardized approach.
The Basel Committee previously proposed rules that would further reduce the benefit of private MI by not taking into consideration any credit enhancement, including private MI; however, those revisions were not implemented, retaining the treatment of mortgage insurance. On September 9, 2022, the U.S. banking regulators announced their intent to revise U.S.

regulatory capital requirements to align them with Basel IV. On July 27, 2023, the U.S. banking regulators jointly issued a proposed rule that would revise large bank capital requirements. On September 18, 2023, the U.S. banking regulators announced this proposed rule would increase risk-based capital requirements for banks with total assets of $100 billion or more. This proposal increases the risk weights for LTVs that are above 80% and eliminates the current capital relief credit that is given to these loans if they are covered by mortgage insurance. Accordingly, as proposed, the revised standards would mean mortgage insurance would not lower the LTV ratio of residential loans for capital purposes for these large banks, and therefore may decrease their demand for mortgage insurance. These large banks may also retreat from high LTV lending if the proposal, as drafted, were passed. However, as of July 10, 2024, the Chairman of the Federal Reserve, as a member of the Basel Committee, made public remarks in favor of issuing a new proposed rule. The comment period for the proposal, originally scheduled to end on November 30, 2023, was extended to January 16, 2024. The full Basel Committee has yet to finalize next steps on a future path forward. Accordingly, we do not have clarity on whether or when we can expect any revised or final proposal or how much time will be provided for banking organizations to implement any final rule once it has been issued. The timing, scope, and content of any further proposed or final rulemaking and any potential impact it may have remain uncertain.
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
This report contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” on page 3 of this report. Our actual results could differ materially and adversely from those anticipated in these forward-looking statements, including any such statements made in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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
The MI industry is highly competitive. With six private MI companies actively competing for business from the same residential mortgage originators, it is important that we continue to differentiate ourselves from the other mortgage insurers, each of which sells substantially similar products to ours. We may experience increased competition due to consolidation among our existing competitors or the emergence of new private MI companies. One or more of our competitors may seek to capture increased market share from the government MIs or from other private mortgage insurers. They may do that by reducing prices, offering alternative coverage and product options, including offerings for loans not intended to be sold to the GSEs, loosening their underwriting guidelines or relaxing risk management policies. Such behavior could, in turn, improve their competitive positions in the industry and negatively impact our ability to achieve our business goals. Competition within the private mortgage insurance industry could result in our loss of customers, lower premiums, riskier credit guidelines and other changes that could lower our revenues or increase our expenses. If our IT systems are inferior to our competitors', existing and potential customers may choose our competitors' products over ours. If we are unable to compete effectively against our competitors and attract and retain customers, our revenue may be adversely impacted, which could adversely impact our growth and profitability.
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
Certain of our competitors are subsidiaries of larger and more diversified corporations that may have access to greater amounts of capital and financial resources, or a lower cost of capital than we do. Some may have better financial strength ratings than we have. As a result, they may be better positioned to compete in and outside of the traditional MI market, including when the GSEs pursue alternative forms of credit enhancement or credit risk transfer other than private MI.
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
•lenders originating mortgages using “piggy-back” or other structures to avoid MI, such as a first mortgage with an 80% LTV and a second mortgage with a 10%, 15% or 20% LTV (referred to as 80-10-10, 80-15-5 or 80-20 loans, respectively) rather than a first mortgage with an LTV above 80% that has MI;
•lender retention program; and
•borrowers paying cash or making large down payments versus securing mortgage financing.
Any of these alternatives to private MI could reduce or eliminate the need for our products, cause us to lose existing business and/or limit our ability to attract the new business that we may prefer to insure.
Further, at the direction of the FHFA, the GSEs have expanded their credit and mortgage risk transfer programs. These programs have included the use of structured finance vehicles, obtaining insurance from non-mortgage insurers, including off-shore reinsurance, engaging in credit-linked note transactions in the capital markets, or using other forms of debt issuances or securitizations that transfer credit risk directly to other investors. If any of these programs successfully grow in comparison to private MI, it may create increased competition for private MI on loans traditionally sold to the GSEs with private MI.
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
•deductibility of mortgage interest or other changes in tax policy, which may have an effect on the residential housing market;
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
A lower level of persistency could reduce our future revenues from our monthly-paid premium products, which constituted about 91% of our primary IIF at year-end 2024. Higher than expected persistency rates could negatively impact our future profitability on monthly premium policies if market and economic conditions change significantly from those we expected when we established the premium rates. In addition, a higher than expected persistency rate will decrease the profitability from single premium policies if they remain in force longer than was estimated when the policies were written.
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
Mortgage interest rates tend to follow the 10-year Treasury yield, which rises and falls based on several factors, including but not limited to expectations for the benchmark rate set by the Federal Reserve, inflation trends, economic conditions and investor sentiment. In the years leading up to 2022, mortgage interest rates had been at historical lows, primarily as a result of monetary policy by the Federal Reserve which kept the federal funds rate at historical lows. Starting in 2022, in an attempt to curb rising inflation, the Federal Reserve repeatedly and rapidly increased the federal funds rate which, in July 2023, hit its highest levels in 22 years, and led to rising interest rates and mortgage interest rates in 2022 and 2023. As a result of the higher mortgage interest rates in 2022 and 2023, we observed lower refinancing activities in the mortgage market compared to what we had observed in recent years prior to 2022, and therefore decreased turnover in our IIF. Despite the Federal Reserve lowering interest rates in 2024, the 10-year Treasury yield and 30-year fixed rate mortgage interest rates remained elevated.

However, if mortgage interest rates decline in the future, we expect any such decline to drive higher levels of refinancing in the mortgage market, including with respect to loans we insure which may have interest rates that are higher than the future prevailing rates. A lower interest environment could subsequently lead to an increased turnover in our IIF, which could negatively impact our future revenues. We are unsure, however, what the ultimate impact on our revenues will be as insured mortgages are refinanced, because the number of policies we write for replacement mortgages may be more or less than the terminated policies associated with the refinanced mortgages and could be written at lower premium rates. In addition, the GSEs and other mortgage investors who hold the mortgages on which we write mortgage insurance largely control the decision on whether to maintain mortgage insurance. If the GSEs and other mortgage investors change their view on the timing of cancellation of mortgage insurance due to house price appreciation, policy goals, other risk appetite decisions or otherwise, we could experience increased and unexpected turnover in our IIF, which could negatively impact our future revenues.

Changes in inflation, interest rates and mortgage interest rates may have an adverse impact on our business, future revenue and financial condition.
Periods of rising inflation may negatively impact our expense base by increasing the costs (including for services) we have to pay contractors, employees, service providers and vendors. Higher inflation also puts a strain on consumer spending. As general costs for goods and services increase for consumers, their housing and mortgage affordability decrease. Inflation's adverse impact on housing and mortgage affordability may therefore lower overall housing demand, result in lower NIW volume and negatively impact our business, future revenue and financial condition.

To curb rising inflation, the Federal Reserve increased the federal funds rate in 2022 and 2023, which elevated interest rates and mortgage interest rates, before announcing a pause in September 2023. Despite the Federal Reserve lowering interest rates in 2024, the 10-year Treasury yield and 30-year fixed rate mortgage interest rates remained elevated. Higher interest rates and mortgage rates may have an adverse impact on the refinancing origination market and purchase origination market. Higher rates have an adverse impact on the refinancing origination market because higher mortgage interest rates lower the opportunity to refinance an existing loan at a lower mortgage interest rate. Higher rates also have an adverse impact on the purchase origination market because higher mortgage interest rates lower housing and mortgage affordability, and thus consumers' demand for homes. Affordability issues and increases in mortgage rates may also put downward pressure on home prices as buyers' demand for homes decreases. Falling housing demand may result in fewer mortgage originations and a lower price per transaction, reducing the overall size of the MI market. Falling home prices may also result in an increase in our default losses as borrowers' equity in their homes declines and thus decreases our future revenues and returns.

There can be no guarantee or assurance that markets will not adversely react to future interest rate decisions at the Federal Reserve or that such interest rate decisions will not trigger an economic downturn. Downturns in the domestic economy may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns. Therefore, the ultimate impact that higher inflation rates and the Federal Reserve's reaction thereto will have on the mortgage origination and mortgage insurance markets, and our loan delinquencies, is unknown, and changes in inflation, interest rates and mortgage interest rates may have an adverse impact on our business, future revenue and financial condition.
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
The actual claims we incur as our portfolio matures are difficult to predict and depend on the specific characteristics of our current in-force book (including the credit score and DTI ratio of the borrower, the LTV ratio of the mortgage and geographic concentrations, among others), as well as the risk profile of new business we write in the future. In addition, our claims experience is affected by macroeconomic factors such as housing prices, inflation, interest rates, mortgage rates, unemployment rates and other events, such as natural disasters, including earthquakes, wildfires, hurricanes, floods and tornadoes or pandemics, and any federal, state or local governmental response thereto. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Insurance Claims and Claim Expenses." Incurred losses and claims may exceed our expectations in the event of general economic weakness or decreases in housing values. Even if our default rate remains the same, the total number of claims that we incur will increase as our portfolio continues to grow. An increase in the number or size of claims, compared to what we anticipate, could adversely affect our operating results and financial condition.
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
We insure mortgages for homes in areas that have been impacted by natural disasters, including from earthquakes, wildfires, hurricanes, floods and tornadoes. Following such natural disasters, we and other MIs typically experience an increase in defaults on insured mortgages secured by homes in the impacted areas that negatively impact our incurred losses. Our ultimate claims exposure when we experience these events depends on the number of loans in default, proximate cause of each default and cure rate of the default population. Cure rates on loan defaults following natural disasters are influenced by the adequacy of homeowners and other hazard insurance carried on a related property, GSE-sponsored forbearance and other assistance programs, and a borrower's access to aid from government entities and private organizations, in addition to other factors which generally impact cure rates in unaffected areas. We have observed that loans in default in disaster zones typically cure at a higher rate than non-disaster related loans in default. As such, we historically have established lower reserves for these type of defaults than we otherwise do for similarly situated loans in default in non-disaster zones. Due to the inherent uncertainty and significant judgment involved in our assumptions, our loss estimates may turn out to be materially inaccurate, and we can provide no assurance that actual claims paid by us, if any, on defaulted loans in disaster zones will not be substantially different than the reserves we establish for such claims.
Climate change and efforts to manage climate risk by government agencies could affect our business and operations.
We do not directly insure climate-related risks. Our insurance policies also generally exclude losses resulting from physical damage to the properties securing the loans we insure. While climate-related risks such as flood, wildfire, wind, and earthquake do not directly cause losses to our business, we are indirectly exposed to risks of climate change. A natural disaster event could be triggered by climate change and could lead to unexpected changes in persistency rates as policyholders and borrowers who are affected by the disaster may be unable to meet their contractual obligations, such as mortgage payments on loans we insure. A natural disaster triggered by climate change could also trigger an economic downturn in the areas directly or indirectly affected by the natural disaster. These consequences could, among other things, result in a decline in new business and increased claims from those areas, and adverse effects on home prices in those areas, which could result in unexpected loss experience in our business. These events also could disrupt public and private infrastructure, including communications and financial services, which could disrupt normal business operations.
Since 2020, the FHFA has been increasingly vocal about climate and natural disasters and their impact on the GSEs and the Federal Home Loan Banks (together, the regulated entities) and the national housing market, and has designated climate change as a priority concern and instructed the GSEs to actively consider its effects in their decision making. To that end, the FHFA established a new Conservatorship Scorecard which would hold the GSEs accountable for ensuring resiliency to climate and disaster risks, and also enhanced its monitoring and supervision of climate change issues. In 2024, FHFA issued two Advisory Bulletins on climate-related risk management that established a GSE risk management framework to include: (1) governance; (2) risk identification and assessment, controls, and monitoring processes; (3) metrics and data; (4) scenario analysis; and (5) risk reporting and communication processes. The GSEs have also updated their disaster playbooks, implemented Green Bond products, and partnered with FHFA to develop additional tools and analysis. It is possible that efforts to manage climate risk by the FHFA, GSEs (including through GSE guideline or mortgage insurance policy changes) or others could materially impact the volume and characteristics of our NIW (including its policy terms), home prices in certain areas and defaults by borrowers in certain areas, as well as increase the costs to us of providing mortgage insurance in certain areas, and therefore may impact our business and operations.
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
Our mortgage insurance business has been growing quickly. Our future operating results depend to a large extent on our ability to successfully manage the continued growth of our business and the demands such growth places on our operations personnel and senior management team. The unexpected loss of key management and other personnel, or the inability to recruit, develop and retain qualified management talent in the future, could have an adverse effect on our business, financial condition or operating results. If we are unable to manage future expansion in our operations, we may experience compliance and operational problems, be required to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could have an adverse effect on our business, financial condition or operating results.
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

We have adopted information security procedures and controls to safeguard our systems and the information that we process, transmit and store, including multi-factor authentication and a new biometrics solution to authenticate employee login. Despite these efforts, we may not be able to anticipate or implement effective preventive measures against all cyber threats, or detect and contain a breach in a timely manner, including because employees or contractors may not follow the controls we have implemented, the invasive techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources and methods. Further, the sophistication, availability and use of artificial intelligence by threat actors may present an increased level of risk. Our remote or hybrid working arrangements may exacerbate these risks. Our employees, contractors, customers or other users of our systems are from time-to-time subject to fraudulent inducements by parties attempting to gain access to our data or that of our customers. Although we seek to have appropriate information security policies and systems in place, there is no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. Any compromise of the security of our IT systems may result in loss of personally identifiable information, financial losses, loss of customers and the inability to transact business; could be costly and time-consuming to address and resolve; could expose us to liability for further compromise, damages, harm our reputation; and may subject us to regulatory scrutiny and/or expose us to civil litigation or regulatory action. If any of these were to occur, our business, financial condition and operating results could be materially adversely affected. Further, the technology errors and omissions, and insurance coverage we maintain may be unavailable or inadequate to fully cover claims and/or costs associated with incidents that may occur in the future.

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

With the GSEs in a prolonged conservatorship, there has been ongoing debate over the future role and purpose of the GSEs in the U.S. housing market. The U.S. Congress may legislate, or the administration may implement through administrative reform, structural and other changes to the GSEs and the functioning of the secondary mortgage market. Since 2011, there have been numerous legislative proposals intended to incrementally scale back the GSEs (such as a statutory mandate for the GSEs to transfer mortgage credit risk to the private sector) or to completely reform the housing finance system. Congress, however, has not enacted any legislation to date. The proposals vary with regard to the government's role in the housing market and, more specifically, with regard to the existence of an explicit or implicit government guarantee. Recently, there has been increased focus on and discussion of administrative reform independent of legislative action. The former director of FHFA leadership under the first Trump administration was more focused on preparing the GSEs to exit from conservatorship by increasing the GSEs’ overall capital levels and reducing their credit risk profile. In December 2020, the FHFA published a final rule (2020 ERCF rule) establishing a new enterprise regulatory capital framework (ERCF) for the GSEs, which included provisions governing the capital relief allowed to the GSEs for loans with private MI. The 2020 ERCF rule established that loans with private MI, as opposed to loans without private MI, provide more favorable capital relief to the GSEs. Additionally, while in conservatorship, each GSE has been subject to the terms of senior Preferred Stock Purchase Agreements (PSPAs) establishing Treasury's ownership of senior preferred stock and warrants in the GSEs. The PSPAs, as amended by the Treasury Department in collaboration with the FHFA, also establish Treasury's right to consent to any GSE release from conservatorship, among other rights.
Leadership at the FHFA changes from time-to-time. Given that the Director of the FHFA is removable by the President at will, the agency's agenda, policies and actions likely will be significantly influenced by the then current administration. Accordingly, it is difficult to predict whether or how the FHFA might seek to implement GSE oversight beyond the current administration's term. Between the Director of the FHFA and the Treasury Department, they possess significant capacity to effect administrative GSE reforms. Subsequent to the adoption of the 2020 ERCF rule and the PSPAs, the Director of the FHFA, together with the Treasury Department, have adopted amendments to both the 2020 ERCF and the PSPAs to help facilitate the ultimate release of the GSEs from conservatorship and additional changes could be adopted. Further changes to the ERCF, the PSPAs, or the business practices of the GSEs, including any that increase the capital required to be held by us under PMIERs, could make our products less desirable or more expensive and could have a material adverse impact on our financial condition and future business prospects.
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
In recent years, the FHFA has set goals for the GSEs to transfer significant portions of the GSEs' mortgage credit risk to the private sector. To the extent any other current or potential credit risk products that may evolve in a manner that displace primary MI coverage, the amount of insurance we write may be reduced. It is difficult to predict the impact of any other current or potential alternative credit risk transfer products, if any, that are developed to meet the goals established by the FHFA.

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
On September 9, 2022, the U.S. banking regulators announced their intent to revise U.S. regulatory capital requirements to align them with Basel IV. On July 27, 2023, the U.S. banking regulators jointly issued a proposed rule that would revise large bank capital requirements. On September 18, 2023, the U.S. banking regulators announced this proposed rule would increase risk-based capital requirements for banks with total assets of $100 billion or more. This proposal increases the risk weights for LTVs that are above 80% and eliminates the current capital relief credit that is given to these loans if they are covered by mortgage insurance. Accordingly, as proposed, the revised standards would mean mortgage insurance would not lower the LTV ratio of residential loans for capital purposes for these large banks, and therefore may decrease their demand for mortgage insurance. These large banks may also retreat from high LTV lending if the proposal, as drafted, is passed. However, as of July 10, 2024, the Chairman of the Federal Reserve, as a member of the Basel Committee, made public remarks in favor of issuing a new proposed rule. The comment period for the proposal, originally scheduled to end on November 30, 2023, was extended to January 16, 2024. The full Basel Committee has yet to finalize next steps on a future path forward. Accordingly, we do not have clarity on when we can expect the final proposal or how much time will be provided for banking organizations to implement the final rule once it has been issued. Further, it is possible (but not mandated by Basel IV) that the U.S. banking regulators and the GSEs might likewise discontinue taking mortgage insurance into account when determining a mortgage’s LTV ratio for prudential (non-capital) purposes. We believe the existing U.S. implementation of the Basel IV capital framework supports continued use of private MI by portfolio lenders as a risk and capital management tool; however, with the ongoing implementation of Basel IV and the continued evolution of the Basel framework, it is difficult to predict the extent of the impact, if any, on the MI industry and the ultimate form of any potential future modifications to the regulations by federal banking regulators. If the Basel Committee revises the Basel IV framework to reduce or eliminate the capital benefit banks receive from insuring low down payment loans with private MI, our current and future business may be adversely affected.

Risks Related to Our Holding Company and Capital Structure
Our holding company structure and certain regulatory and other constraints could affect our ability to satisfy our obligations and potentially require us to raise more capital.
NMIH serves as the holding company for our operating subsidiaries and does not have any significant operations of its own. NMIH's principal source of operating cash is investment income, and could in the future include dividends from NMIC and Re One, which currently does not have active insurance exposure. NMIC has the capacity to pay aggregate ordinary dividends of $98.4 million to NMIH during the twelve-month period ending December 31, 2024, without prior approval from the Wisconsin OCI. NMIH also has access to $250 million of undrawn revolving credit capacity under the senior unsecured credit facilities. In addition, NMIH currently receives cash from our insurance subsidiaries, consisting of payments made under our tax and expense-sharing arrangements. Among such agreements, the Wisconsin OCI has approved the allocation of interest expense on our $425 million aggregate principal amount of senior unsecured notes that mature on August 15, 2029 (the 2024 Notes) and senior unsecured credit facilities to NMIC to the extent proceeds from the 2024 Notes offering and facility are distributed to NMIC or used to repay, redeem or otherwise defease amounts raised by NMIC under prior credit arrangements that have previously been distributed to NMIC. The expense-sharing arrangements between us and our subsidiaries, as amended, have been approved by the Wisconsin OCI, but such approval may be revoked at any time. NMIH depends on these sources of liquidity to make principal and interest payments under its current debt arrangements and to pay certain corporate expenses and income taxes, among other things. If payments to NMIH were curtailed or limited, there is a risk that NMIH would be unable to satisfy its financial obligations.

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
We currently have and will continue to have a substantial amount of indebtedness. As of December 31, 2024 our debt totaled approximately $415.1 million.
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
In addition, our senior unsecured credit facilities and the indenture governing our senior unsecured notes contain certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness, make investments, incur liens, transfer or dispose of assets, merge with or acquire other companies and pay dividends. Our senior unsecured credit facilities require us to comply with certain financial and other maintenance covenants. A failure to comply with covenants or the other terms of our senior unsecured credit facilities and the indenture governing our senior unsecured notes could result in an event of default under such indebtedness, which, if not remedied, may trigger an event of default under certain other indebtedness.

If the lenders under our senior unsecured credit facilities terminate their commitments or we are unable to satisfy certain covenants or representations, we may not have access to funding in a timely manner, or at all, when we require it. If funding is not available under the senior unsecured credit facilities when we require it, our ability to continue our business practices or pursue our current strategy could be limited. If any indebtedness under the senior unsecured credit facilities or our senior notes is accelerated, we cannot assure you that our assets would be sufficient to repay such amounts in full, and the lenders and/or noteholders could foreclose on the collateral securing the obligations under the senior unsecured credit facilities and the senior notes, including, subject to regulatory approval, the stock of NMIC and Re One. Any of these actions could have a material adverse effect on our business, financial condition and operating results.
Our existing, and any future, variable rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.
Any indebtedness we may incur under our senior unsecured credit facilities and our future indebtedness may be subject to variable rates of interest, exposing us to interest rate risk. If interest rates increase, our debt service obligations on such variable rate indebtedness would increase, resulting in a reduction of our net income that could be significant, even though the principal amount borrowed would remain the same.
Despite our substantial level of debt, we may incur more debt, which could exacerbate any or all of the risks described above.
We may incur substantial additional debt in the future, including up to $250 million in borrowings we may choose to make under our 2024 Revolving Credit Facility. Although the credit agreement governing our 2024 Revolving Credit Facility and the indenture governing our senior unsecured notes each limit our ability and the ability of certain of our subsidiaries to incur additional debt, these restrictions are subject to a number of qualifications and exceptions, and, under certain circumstances, we may incur additional debt in compliance with these restrictions. In addition, our 2024 Revolving Credit Facility and indenture does not prevent us from incurring certain obligations that do not constitute "indebtedness" as defined therein. To the extent that we incur additional debt or such other obligations, the risks associated with our credit agreement and indenture described above, including our possible inability to service our debt or other obligations, would increase.
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
As of December 31, 2024, we had 87,902,626 shares of our common stock issued and 78,600,726 shares outstanding. Sales of substantial amounts of our common stock in the public market in the future, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and place that we deem appropriate.
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
Shares of our common stock are equity interests and do not constitute indebtedness of NMIH. In the future, we may attempt to increase our capital resources by issuing additional debt, including bank debt, commercial paper, medium-term notes, senior or subordinated notes or classes of shares of preferred stock. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that would limit amounts available for distribution to holders of shares of our common stock. Accordingly, if we were liquidated, holders of our debt securities and preferred stock and lenders with respect to our 2024 Revolving Credit Facility or other future borrowings, if any, would receive a distribution of our available assets prior to the holders of shares of our common stock. Any decision to issue debt or preferred stock in the future will depend on market conditions and other factors, some of which will be beyond our control. We cannot predict or estimate the amount, timing or nature of such future issuances. Holders of our common stock bear the risk of such future issuances of debt or preferred stock reducing the market value of our common stock.

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the Nasdaq stock exchange under the symbol “NMIH.” On February 10, 2025, there were 78,452,097 shares of our common stock outstanding and approximately ten holders of record. The closing price of our common stock on Nasdaq on February 10, 2025 was $36.48.
No dividends on our common stock have previously been declared or paid, and we may not declare or pay dividends in the future. For information on our ability to pay dividends, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 17, Regulatory Information - Dividend Restrictions.”
Issuer Purchases of Equity Securities
The following table provides information about purchases of NMI Holdings, Inc. common stock by us during the three months ended December 31, 2024.

($ In Thousands, except for per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plans or Program (1)
Period:
10/1/2024 to 10/31/2024	209,301	$40.36	209,301	$99,609
11/1/2024 to 11/30/2024	210,716	38.03	210,716	91,596
12/1/2024 to 12/31/2024	301,521	38.06	301,521	80,120
Total	721,538		721,538
(1)    On February 10, 2022, our Board of Directors approved a $125 million share repurchase program effective through December 31, 2023, excluding associated costs and applicable taxes. On July 31, 2023, our Board of Directors approved an extension of the $125 million repurchase program through December 31, 2025, and also approved a $200 million share repurchase program (excluding associated costs and applicable taxes) effective through December 31, 2025. As of December 31, 2024, no repurchase authority remained available under the February 2022 share repurchase program and $80.1 million repurchase authority remained under the July 2023 share repurchase program. On February 5, 2025, our Board of Directors authorized a new $250 million share repurchase program (excluding associated costs and applicable taxes) effective through December 31, 2027 and an extension of our existing share repurchase programs through December 31, 2027 to align its remaining tenor with that of the new $250 million program. See Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 16, Common Stock,” and “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 18, Subsequent Events,” for additional information.

Common Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from December 31, 2019 until December 31, 2024, with the cumulative total stockholder return on the Russell 2000 Index, S&P Small Cap 600 Index and an index of selected mortgage insurance companies (Peer Index). The Peer Index includes Essent, MGIC and Radian. The total stockholder's returns are not necessarily indicative of future returns. Information contained or referenced in the stock performance graph below is being furnished with this report and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024

NMI Holdings, Inc.	$100	$68	$66	$63	$89	$111
Russell 2000 Index	100	120	138	110	128	143
S&P Small Cap 600	100	111	141	118	137	149
Peer Index (ESNT, MTG, RDN)	100	86	91	80	112	120
Item 6.    [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
    The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included below in Item 8 of this report and the Risk Factors included above in Part I, Item 1A of this report. In addition, investors should review the “Cautionary Note Regarding Forward-Looking Statements” above.
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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of December 31, 2024, we had issued master policies with 2,086 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of December 31, 2024, we had $210.2 billion of primary IIF and $56.1 billion of primary RIF.
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
Our common stock trades on the Nasdaq under the symbol “NMIH.” Our headquarters is located in Emeryville, California. As of December 31, 2024, we had 230 employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
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
Key Factors Affecting Our Results
Customer Development
We have important relationships with customers across all categories and allocation profiles, including National Accounts and Regional Accounts, and centralized and decentralized lenders. Our sales and marketing efforts are broadly focused on expanding our presence with existing customers and activating new customer relationships. We consider an activation to be the point at which we have signed a Master Policy, established IT connectivity and generated a first application or first dollar of NIW from a customer. During the year ended December 31, 2024, we activated 118 lenders, compared to 70 and 120 for the years ended December 31, 2023 and 2022, respectively. We also continued to expand our business with existing customers, deepening our existing relationships and capturing what we believe to be an increasing portion of their annual MI volume. At December 31, 2024, we had issued 2,086 Master Policies and established 1,621 active customer relationships, compared to 1,974 and 1,503, respectively, as of December 31, 2023 and 1,875 and 1,434, respectively, as of December 31, 2022.
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
Premiums are paid either by the borrower (borrower-paid mortgage insurance or BPMI) or the lender (lender-paid mortgage insurance or LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of December 31, 2024 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease over a 12.5-year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled. As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction noteholders as amortization of the outstanding insurance-linked note principal balances. The outstanding reinsurance coverage amounts stop amortizing, and the distribution of collateral assets to ILN Transaction noteholders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event).
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
Effective July 25, 2024 and December 27, 2024, NMIC exercised its optional termination rights to terminate its previously outstanding reinsurance agreements with and associated insurance-linked-notes issued by Oaktown Re III Ltd. and by Oaktown Re V Ltd., respectively. In connection with the terminations, NMIC's excess of loss reinsurance agreements with Oaktown Re III Ltd. and Oaktown Re V Ltd. were commuted and the insurance-linked notes issued by Oaktown Re III Ltd. and Oaktown Re V Ltd. were redeemed in full with a distribution of remaining collateral assets.
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding ILN Transaction. Current amounts are presented as of December 31, 2024.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2021-1 ILN Transaction	April 27, 2021	10/1/2020 – 3/31/2021 (2)	$367,238	$145,697	$163,708	$162,984
2021-2 ILN Transaction	October 26, 2021	4/1/2021 – 9/30/2021 (3)	363,596	240,288	146,229	145,235
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding XOL Transaction. Current amounts are presented as of December 31, 2024.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2022-1 XOL Transaction	April 1, 2022	10/1/2021 – 3/31/2022 (2)	$289,741	$192,516	$133,366	$132,115
2022-2 XOL Transaction	July 1, 2022	4/1/2022 – 6/30/2022 (3)	154,306	129,157	78,906	77,144
2022-3 XOL Transaction	October 1, 2022	7/1/2022 – 9/30/2022	96,779	83,634	106,265	105,417
2023-1 XOL Transaction	January 1, 2023	10/1/2022 – 6/30/2023	89,864	82,315	146,513	145,716
2023-2 XOL Transaction	July 1, 2023	7/1/2023 – 12/31/2023	100,777	95,304	136,875	136,715
2024 XOL Transaction (4)	January 1, 2024	1/1/2024 – 12/31/2024	162,500	162,500	312,172	312,172
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
(4)    The 2024 XOL Transaction provides coverage for production generated between January 1, 2024 and December 31, 2024. The current reinsurance coverage and current first layer retained loss will decrease in future periods to the extent the PMIERs minimum required assets of the covered pool declines.

In October 2024, NMIC entered into two sequential excess-of-loss reinsurance treaties that will provide aggregate coverage for mortgage insurance policies to be written in 2025 and 2026 (the 2025 XOL Transaction and 2026 XOL Transaction, respectively). Under the terms of each agreement, NMIC will retain a first layer of aggregate loss exposure on covered policies and its reinsurance counterparties will then provide second layer loss protection up to a defined reinsurance coverage amount (of $283.8 million for the 2025 XOL Transaction and $164.2 million for the 2026 XOL Transaction). NMIC retains losses in excess of the respective reinsurance coverage amounts.
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
Under the terms of the 2022 Seasoned QSR Transaction, NMIC cedes premiums earned related to 95% of the net risk on eligible policies primarily for a seasoned pool of mortgage insurance policies originated between January 1, 2013 to December 31, 2016 and July 1, 2019 to March 31, 2020, that had previously been covered under the retired Oaktown Re Ltd. and Oaktown Re IV Ltd. reinsurance transactions, after the consideration of coverage provided by other QSR Transactions, in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 35% ceding commission, and a profit commission of up to 55% that varies directly and inversely with ceded claims.
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
Effective January 1, 2025, NMIC terminated its engagement with one reinsurer under the 2016, 2018 and 2021 QSR Transactions by mutual agreement on a cut-off basis with no termination fees. Upon termination, NMIC recaptured approximately $100 million of previously ceded primary RIF. NMIC will stop ceding new premiums with respect to the recaptured risk and ceded premiums under each agreement will decrease by less than 1% in future periods.
In October 2024, NMIC entered into three sequential quota share reinsurance treaties that will provide coverage for mortgage insurance policies to be written in 2025, 2026 and 2027 (the 2025 QSR Transaction, 2026 QSR Transaction and 2027 QSR Transaction, respectively). Under the terms of the 2025 and 2026 QSR Transactions, NMIC will cede premiums earned related to 20% of the risk on eligible policies written between January 1, 2025 and December 31, 2026, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 62% that varies directly and inversely with ceded claims. Under the terms of the 2027 QSR Transaction, NMIC will cede premiums earned related to 12% of the risk on eligible policies written between January 1, 2027 and December 31, 2027, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 61% that varies directly and inversely with ceded claims.
    See Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reinsurance” for further discussion of these third-party reinsurance arrangements.

Portfolio Data
The following table presents NIW and IIF as of the dates and for the periods indicated. Unless otherwise noted, the tables below do not include the effects of our third-party reinsurance arrangements described above.

NIW and IIF	As of and for the years ended December 31,
	2024		2023		2022
	NIW	IIF	NIW	IIF	NIW	IIF
	(In Millions)
Monthly	$45,129	$192,228	$39,468	$177,764	$55,916	$163,903
Single	915	17,955	1,005	19,265	2,818	20,065
Primary	46,044	210,183	40,473	197,029	58,734	183,968

Pool	—	—	—	—	—	1,049
Total	$46,044	$210,183	$40,473	$197,029	$58,734	$185,017
NIW for the year ended December 31, 2024 increased 14% compared to the year ended December 31, 2023, primarily due to growth in our customer franchise and market presence tied to the increased penetration of existing customer accounts and new customer activations. NIW for the year ended December 31, 2023 decreased 31% compared to the year ended December 31, 2022, primarily due to a decline in the size of the total mortgage insurance market.
Primary IIF increased 7% at December 31, 2024 compared to December 31, 2023, which in turn grew 6% compared to December 31, 2022, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of in-force policies.
Our persistency rate was 85%, 86% and 84% at December 31, 2024, 2023 and 2022, respectively. Persistency remains historically high due to a continued slowdown in the pace of mortgage refinancing activity tied to the prevailing interest and mortgage rate environment.
The following table presents net premiums written and earned for the periods indicated:

Net premiums written and earned	For the years ended December 31,
	2024	2023	2022
	(In Thousands)
Net premiums written	$537,953	$480,540	$460,246
Net premiums earned	564,688	510,768	475,266
Net premiums written increased 12% and 4%, respectively, and net premiums earned increased 11% and 7%, respectively, during the years ended December 31, 2024 and 2023, primarily driven by growth in our monthly IIF and monthly pay premiums receipts. The sequential increase in net premiums earned during each successive year was partially offset by a decline in the contribution from single premium policy cancellations period-to-period.

Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the years ended December 31,
	2024	2023	2022
	($ Values In Millions, except as noted below)
New insurance written	$46,044	$40,473	$58,734
Percentage of monthly premium	98%	98%	95%
Percentage of single premium	2%	2%	5%
New risk written	$12,200	$10,661	$15,520
Insurance-in-force (1)	$210,183	$197,029	$183,968
Percentage of monthly premium	91%	90%	89%
Percentage of single premium	9%	10%	11%
Risk-in-force (1)	$56,113	$51,796	$47,648
Policies in force (count) (1)	659,567	629,690	594,142
Average loan size ($ value in thousands) (1)	$319	$313	$310
Coverage percentage (2)	27%	26%	26%
Loans in default (count) (1)	6,642	5,099	4,449
Default rate (1)	1.01%	0.81%	0.75%
Risk-in-force on defaulted loans (1)	$545	$408	$323
Average net premium yield (3)	0.28%	0.27%	0.28%
Earnings from cancellations	$3	$4	$8
Annual persistency (4)	85%	86%	84%
Quarterly run-off (5)	4.5%	3.4%	3.3%
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

    The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	As of and for the years ended December 31,
	2024	2023	2022
	(In Millions)
IIF, beginning of period	$197,029	$183,968	$152,343
NIW	46,044	40,473	58,734
Cancellations, principal repayments and other reductions	(32,890)	(27,412)	(27,109)
IIF, end of period	$210,183	$197,029	$183,968
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

The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of December 31,
	2024		2023		2022
	IIF	RIF	IIF	RIF	IIF	RIF
Book year	(In Millions)
2024	$43,560	$11,552	$—	$—	$—	$—
2023	34,284	9,047	38,586	10,162	—	—
2022	47,598	12,703	52,783	14,003	56,579	14,965
2021	50,699	13,634	62,051	16,190	72,766	18,642
2020	21,145	5,795	27,428	7,210	34,656	8,860
2019 and before	12,897	3,382	16,181	4,231	19,967	5,181
Total	$210,183	$56,113	$197,029	$51,796	$183,968	$47,648
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

Primary NIW by FICO	For the years ended December 31,
	2024	2023	2022
	(In Millions)
>= 760	$24,808	$22,995	$26,751
740-759	8,098	6,769	10,853
720-739	5,907	5,484	8,308
700-719	3,794	2,816	6,452
680-699	2,392	1,946	4,636
<=679	1,045	463	1,734
Total	$46,044	$40,473	$58,734
Weighted average FICO	757	760	750

Primary NIW by LTV	For the years ended December 31,
	2024	2023	2022
	(In Millions)
95.01% and above	$5,908	$3,713	$5,199
90.01% to 95.00%	21,149	18,929	30,031
85.01% to 90.00%	13,994	13,597	16,637
85.00% and below	4,993	4,234	6,867
Total	$46,044	$40,473	$58,734
Weighted average LTV	92.3%	92.1%	92.2%

Primary NIW by purchase/refinance mix	For the years ended December 31,
	2024	2023	2022
	(In Millions)
Purchase	$43,921	$39,629	$57,045
Refinance	2,123	844	1,689
Total	$46,044	$40,473	$58,734
The tables below present our total primary IIF and RIF by FICO and LTV, and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of December 31,
	2024		2023		2022
	($ Values In Millions)
>= 760	$105,315	50%	$98,034	50%	$89,554	48%
740-759	37,321	18	34,829	18	32,691	18
720-739	29,343	14	27,755	14	25,910	14
700-719	19,766	9	18,734	9	18,245	10
680-699	13,374	6	12,867	7	12,480	7
<=679	5,064	3	4,810	2	5,088	3
Total	$210,183	100%	$197,029	100%	$183,968	100%

Primary RIF by FICO	As of December 31,
	2024		2023		2022
	($ Values In Millions)
>= 760	$27,883	50%	$25,523	49%	$22,834	48%
740-759	10,006	18	9,207	18	8,556	18
720-739	7,926	14	7,387	14	6,807	14
700-719	5,383	10	5,021	10	4,859	10
680-699	3,615	6	3,433	7	3,305	7
<=679	1,300	2	1,225	2	1,287	3
Total	$56,113	100%	$51,796	100%	$47,648	100%

Primary IIF by LTV	As of December 31,
	2024		2023		2022
	($ Values In Millions)
95.01% and above	$23,555	11%	$19,609	10%	$17,577	10%
90.01% to 95.00%	103,472	49	95,415	48	87,354	47
85.01% to 90.00%	64,290	31	60,348	31	55,075	30
85.00% and below	18,866	9	21,657	11	23,962	13
Total	$210,183	100%	$197,029	100%	$183,968	100%

Primary RIF by LTV	As of December 31,
	2024		2023		2022
	($ Values In Millions)
95.01% and above	$7,345	13%	$6,062	12%	$5,408	11%
90.01% to 95.00%	30,563	55	28,184	54	25,797	54
85.01% to 90.00%	15,956	28	14,961	29	13,584	29
85.00% and below	2,249	4	2,589	5	2,859	6
Total	$56,113	100%	$51,796	100%	$47,648	100%

Primary RIF by Loan Type	As of December 31,
	2024	2023	2022

Fixed	98%	98%	99%
Adjustable rate mortgages:
Less than five years	—	—	—
Five years and longer	2	2	1
Total	100%	100%	100%
The table below presents selected primary portfolio statistics, by book year, as of December 31, 2024.

	As of December 31, 2024
Book year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values In Millions)
2015 and prior	$16,035	$885	6%	67,989	4,903	99	208	2.7%	0.5%	2.0%
2016	21,187	1,498	7%	83,626	8,076	158	187	1.7%	0.4%	2.0%
2017	21,582	1,867	9%	85,897	10,577	267	184	1.9%	0.5%	2.5%
2018	27,295	2,433	9%	104,043	13,152	420	184	2.5%	0.6%	3.2%
2019	45,141	6,214	14%	148,423	27,442	511	97	2.0%	0.4%	1.9%
2020	62,702	21,145	34%	186,174	73,926	598	51	1.4%	0.3%	0.8%
2021	85,574	50,699	59%	257,972	167,892	1,679	74	3.5%	0.7%	1.0%
2022	58,734	47,598	81%	163,281	138,915	2,002	68	17.9%	1.3%	1.4%
2023	40,473	34,284	85%	111,994	98,711	725	10	14.4%	0.7%	0.7%
2024	46,044	43,560	95%	120,747	115,973	183	—	6.2%	0.2%	0.2%
Total	$424,767	$210,183		1,330,146	659,567	6,642	1,063
(1)    Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.
(2)    Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.
(3)    Calculated as the number of loans in default divided by number of policies in force.

Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the dates indicated. The distribution of our primary RIF as of December 31, 2024 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of December 31,
	2024	2023	2022
California	10.1%	10.2%	10.6%
Texas	8.6	8.7	8.7
Florida	7.3	7.6	8.2
Georgia	4.1	4.1	4.1
Washington	3.9	4.0	3.9
Illinois	3.8	4.0	3.9
Virginia	3.7	3.9	4.1
Pennsylvania	3.4	3.4	3.4
Ohio	3.3	3.0	2.7
North Carolina	3.2	3.0	3.0
Total	51.4%	51.9%	52.6%

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
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses:

	For the years ended December 31,
	2024	2023	2022
	(In Thousands)
Beginning balance	$123,974	$99,836	$103,551
Less reinsurance recoverables (1)	(27,514)	(21,587)	(20,320)
Beginning balance, net of reinsurance recoverables	96,460	78,249	83,231

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	93,206	78,285	45,168
Prior years (3)	(61,662)	(56,390)	(48,762)
Total claims and claim expenses (benefits) incurred (4)	31,544	21,895	(3,594)

Less claims paid:
Claims and claim expenses paid:
Current year (2)	638	600	74
Prior years (3)	7,555	3,575	1,314
Reinsurance terminations	—	(491)	—
Total claims and claim expenses paid	8,193	3,684	1,388

Reserve at end of period, net of reinsurance recoverables	119,811	96,460	78,249
Add reinsurance recoverables (1)	32,260	27,514	21,587
Ending balance	$152,071	$123,974	$99,836
(1)    Related to ceded losses recoverable under the QSR Transactions. See Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reinsurance” for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $83.5 million attributed to net case reserves and $8.1 million attributed to net IBNR reserves for the year ended December 31, 2024, $70.6 million attributed to net case reserves and $6.3 million attributed to net IBNR reserves for the year ended December 31, 2023, and $39.9 million attributed to net case reserves and $4.5 million attributed to net IBNR reserves for the year ended December 31, 2022.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $54.1 million attributed to net case reserves and $6.3 million attributed to net IBNR reserves for the year ended December 31, 2024, $50.9 million attributed to net case reserves and $4.5 million attributed to net IBNR reserves for the year ended December 31, 2023, and $42.5 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the year ended December 31, 2022.
(4)    Excludes a $0.7 million termination fee for the year ended December 31, 2023 incurred in connection with the amendment of the 2020 QSR Transaction.

The “claims incurred” section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $35.0 million related to prior year defaults remained as of December 31, 2024.

The following table provides a reconciliation of the beginning and ending count of loans in default:

	For the years ended December 31,
	2024	2023	2022
Beginning default inventory	5,099	4,449	6,227
Plus: new defaults	8,757	6,758	5,225
Less: cures	(6,899)	(5,892)	(6,916)
Less: claims paid	(276)	(199)	(81)
Less: rescission and claims denied	(39)	(17)	(6)
Ending default inventory	6,642	5,099	4,449
The sequential increase in ending default inventory at each successive year end was primarily due to the growth and seasoning of our insured portfolio, partially offset by cure activity within our default population during the intervening periods.
The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions for the periods indicated:

	For the years ended December 31,
	2024	2023	2022
	($ Values In Thousands)
Number of claims paid (1)	276	199	81
Total amount paid for claims	$10,491	$5,192	$1,741
Average amount paid per claim	$38	$26	$21
Severity (2)	61%	55%	49%
(1)    Count includes 88, 70 and 30 claims settled without payment during the years ended December 31, 2024, 2023 and 2022, respectively.
(2)    Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.
We paid 276, 199 and 81 claims during the years ended December 31, 2024, 2023 and 2022, respectively. The number of claims paid in each year was modest relative to the size of our insured portfolio and we generally observe that the borrowers of the loans we insure are well-situated with strong credit profiles, stable 30-year fixed rate mortgages, manageable debt service obligations and significant appreciated equity in their homes. An increase in the value of the homes collateralizing the mortgages we insure provides defaulted borrowers with alternative paths and incentives to cure their loan prior to the development of a claim.
Our claims severity for the years ended December 31, 2024, 2023 and 2022 was 61%, 55% and 49%, respectively. Our claims severity for each year was below long-term industry norms and benefited from the same broad national house price appreciation that supported our claims paid experience. An increase in the value of the homes collateralizing the mortgages we insure provides additional equity support to our risk exposure and raises the prospect of a third-party sale of a foreclosed property, which can mitigate the severity of our settled claims.
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

The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated:

Average reserve per default:	As of December 31,
	2024	2023	2022
	(In Thousands)
Case (1)	$21.0	$22.4	$20.8
IBNR (1) (2)	1.9	1.9	1.6
Total	$22.9	$24.3	$22.4
(1)    Defined as the gross reserve per insured loan in default.
(2)    Amount includes claims adjustment expenses.
Average reserve per default decreased from December 31, 2023 to December 31, 2024, primarily due to an increase in the proportion of defaults that trace to storm-related activity year-on-year. We generally observe that storm-related defaults cure at higher rates than other similarly situated loans in default (in non-disaster zones) and scale our reserves accordingly. Average reserves per default were further impacted by other changes in the composition of our default inventory, as well as changes in observed and forecasted housing market conditions and macroeconomic factors between the measurement dates.
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
Seasonality
Historically, our business has been subject to modest seasonality in both NIW production and default experience. Consistent with the seasonality of home sales, purchase origination volumes typically increase in late spring and peak during the summer months, leading to a rise in NIW volume during the second and third quarters of a given year. Refinancing volume, however, does not follow a set seasonal trend and is instead primarily influenced by mortgage rates. Fluctuations in refinancing volume (driven by changes in prevailing mortgage rates) may serve to mute or magnify the seasonal effect of home purchase patterns on mortgage insurance NIW. Default experience is also subject to seasonality due to seasonal patterns in household cash flows, with certain borrowers benefiting from inflows related to bonus payments and tax refunds in the first half of the year and certain borrowers more strained in the second half of the year given the lack of these inflows and increased discretionary spending through the year-end holiday season. Housing market conditions and macroeconomic factors may serve to mute or magnify these seasonal default trends.
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

The following table provides a comparison of the PMIERs available assets and net risk-based required asset amount as reported by NMIC as of the dates indicated:

	As of December 31,
	2024	2023	2022
	(In Thousands)
Available assets	$3,108,211	$2,717,804	$2,378,627
Net risk-based required assets	1,828,807	1,516,140	1,203,708
Available assets were $3.1 billion at December 31, 2024, compared to $2.7 billion at December 31, 2023 and $2.4 billion at December 31, 2022. The sequential increase in available assets between the dates presented was primarily driven by NMIC's positive cash flow from operations during the intervening periods, partially offset by the payment of ordinary course dividends from NMIC to NMIH during each year.
Net risk-based required assets were $1.8 billion at December 31, 2024, compared to $1.5 billion at December 31, 2023 and $1.2 billion at December 31, 2022. The increase in the net risk-based required asset amount between the dates presented was primarily due to the growth in our gross RIF and aggregate gross risk-based required asset amount, partially offset by risk ceded under our third-party reinsurance agreements.

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
We maintain a cybersecurity errors and omissions insurance policy to limit our exposure to loss in the event of an incident. This policy provides coverage for (i) claims related to, among other things, unauthorized network or computer access, unintentional disclosure or misuse of personally identifiable information in our possession, and unintentional failure to disclose a breach, and (ii) certain costs related to privacy notification, crisis management, cyber extortion, data recovery, business interruption and reputational harm. For further information, see Part I, Item 1C, “Cybersecurity.”

Consolidated Results of Operations

Consolidated statements of operations	For the years ended December 31,			$ Change	% Change	$ Change	% Change
	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Revenues	($ In Thousands, except for per share data)
Net premiums earned	$564,688	$510,768	$475,266	$53,920	11%	$35,502	7%
Net investment income	85,316	67,512	46,406	17,804	26	21,106	45
Net realized investment gains (losses)	23	(33)	481	56	(170)	(514)	(107)
Other revenues	944	756	1,192	188	25	(436)	(37)
Total revenues	650,971	579,003	523,345	71,968	12	55,658	11
Expenses
Insurance claims and claim expenses (benefits)	31,544	22,618	(3,594)	8,926	39	26,212	(729)
Underwriting and operating expenses	118,397	110,699	117,490	7,698	7	(6,791)	(6)
Service expenses	723	771	1,094	(48)	(6)	(323)	(30)
Interest expense	36,896	32,212	32,163	4,684	15	49	—
Gain from change in fair value of warrant liability	—	—	(1,113)	—	NM (4)	1,113	NM (4)
Total expenses	187,560	166,300	146,040	21,260	13	20,260	14

Income before income taxes	463,411	412,703	377,305	50,708	12	35,398	9
Income tax expense	103,305	90,593	84,403	12,712	14	6,190	7
Net income	$360,106	$322,110	$292,902	$37,996	12%	$29,208	10%

Earnings per share - Basic	$4.51	$3.91	$3.45	$0.60	15%	$0.46	13%
Earnings per share - Diluted	$4.43	$3.84	$3.39	$0.59	15%	$0.45	13%

Loss ratio (1)	5.6%	4.4%	(0.8)%
Expense ratio (2)	21.0%	21.7%	24.7%
Combined ratio (3)	26.6%	26.1%	24.0%

	For the years ended December 31,			$ Change	% Change	$ Change	% Change
Non-GAAP financial measures (5)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
	($ In Thousands, except for per share data)
Adjusted income before tax	$470,354	$412,736	$375,916	$57,618	14%	$36,820	10%
Adjusted net income	365,591	322,136	291,571	43,455	13	30,565	10
Adjusted diluted EPS	4.50	3.84	3.39	0.66	17	0.45	13
(1)    Loss ratio is calculated by dividing insurance claims and claim expenses (benefits) by net premiums earned.
(2)    Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.
(3)    Combined ratio may not foot due to rounding.
(4)    Not meaningful
(5)    See “Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures,” below.
Revenues
Net premiums earned increased sequentially during each successive year, primarily driven by growth in our monthly IIF and monthly pay premium receipts, partially offset by a decline in the contribution from single premium policy cancellations. Net premiums earned for the year ended December 31, 2024 further benefited from a year-on-year decline in the total premiums ceded under our reinsurance treaties.

Net investment income increased sequentially during each successive year, primarily driven by an increase in the book yield of our investment portfolio tied to the deployment of new cash flows and reinvestment of rolling maturities at incrementally higher rates, as well as growth in the size of our total invested asset base.
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
Insurance claims and claim expenses increased during each successive year, primarily driven by an increase in the number of newly defaulted loans that emerged in each successive period and the establishment of initial reserves against such loans, as well as an increase in the average case reserve held against previously defaulted loans that aged in their delinquency status through the periods, and was partially offset by the release of a portion of the reserves we established for anticipated claims payments in prior periods in connection with cure activity and ongoing analysis of recent loss development trends.
Underwriting and operating expenses increased during the year ended December 31, 2024, primarily reflecting an increase in employee compensation costs and an adjustment to the pace of amortization of deferred policy acquisition costs, partially offset by an increase in ceding commissions received under our QSR Transactions and a decline in certain technology expenses.
The decline in underwriting and operating expenses for the year ended December 31, 2023 primarily reflected a decrease in the amortization of deferred acquisition costs tied to the increased persistency of our IIF during the period and a full-year impact of ceding commissions received in connection with the 2022 Seasoned QSR Transaction (which was in effect for only a portion of the year ended December 31, 2022), partially offset by an increase in employee compensation costs.
Service expenses represent third-party costs incurred by NMIS in connection with the services it provides. Changes in service expenses primarily reflect changes in NMIS' outsourced loan review volume. Amounts incurred as service expenses generally correspond with amounts recognized in other revenues in the same periods.
Interest expense primarily reflects the carrying costs of the notes. Interest expense for the year ended December 31, 2024 includes $7.0 million of non-recurring costs related to the refinancing of the 2020 Notes and 2021 Revolving Credit Facility with the 2024 Notes and 2024 Revolving Credit Facility. For further information, see Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 5, Debt.”
Income tax expense increased sequentially during each successive year and was primarily driven by the growth in our pre-tax income. As a U.S. taxpayer, we are subject to a U.S. federal corporate income tax rate of 21%. Our effective income tax rate on pre-tax income was 22.3%, 22.0% and 22.4% for the years ended December 31, 2024, 2023 and 2022, respectively. Our effective tax rate increased for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to the limitation on deductible compensation for covered employees under Section 162(m) of the IRC. Our effective tax rate decreased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in the tax benefit realized from excess share-based compensation for stock options exercised in the period. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11, Income Taxes.”

Net Income
Net income and adjusted net income increased in each successive year primarily due to growth in our total revenues, partially offset by increases in our insurance claims and claim expenses and income tax expenses. The sequential trends in net income and adjusted net income were further impacted by changes in underwriting and operating expenses. Net income for the year ended December 31, 2024 includes non-recurring costs incurred in connection with the refinancing of the 2020 Notes and 2021 Revolving Credit Facility; such amounts are excluded from the calculation of adjusted net income.

Diluted and adjusted diluted EPS increased during each successive year primarily due to growth in our net income and adjusted net income, as well as a decline in the number of weighted average diluted shares outstanding tied to share repurchase activity.
The non-GAAP financial measures of adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the years ended December 31,			$ Change	% Change	$ Change	% Change
	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
	($ In Thousands, except for per share data)
As reported
Income before income tax	$463,411	$412,703	$377,305	$50,708	12%	$35,398	9%
Income tax expense	103,305	90,593	84,403	12,712	14	6,190	7
Net income	$360,106	$322,110	$292,902	$37,996	12%	$29,208	10%

Adjustments
Net realized investment (gains) losses	(23)	33	(481)	(56)	(170)	514	(107)
Gain from change in fair value warrant liability	—	—	(1,113)	—	NM (2)	1,113	NM (2)
Capital market transaction costs	6,966	—	205	6,966	NM (2)	(205)	NM (2)
Adjusted income before tax	$470,354	$412,736	$375,916	$57,618	14%	$36,820	10%

Income tax expense (benefit) on adjustments (1)	1,458	7	(58)	1,451	NM (2)	65	(112)
Adjusted net income	$365,591	$322,136	$291,571	$43,455	13%	$30,565	10%

Weighted average diluted shares outstanding	81,273	83,854	85,999	(2,581)	(3)	(2,145)	(2)
Adjusted diluted EPS	$4.50	$3.84	$3.39	$0.66	17%	$0.45	13%
(1)    Marginal tax impact of non-GAAP adjustments is calculated based on our statutory U.S. federal corporate income tax rate of 21%, except for those items that are not eligible for an income tax deduction.
(2)    Not meaningful.

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
Adjusted income before tax is defined as GAAP income before tax, excluding the pre-tax effects of net realized gains or losses from our investment portfolio, the gain or loss related to the change in fair value of our warrant liability, periodic costs incurred in connection with capital markets transactions, and other infrequent, unusual or non-operating items in the periods in which such items are incurred.
Adjusted net income is defined as GAAP net income, excluding the after-tax effects of net realized gains or losses from our investment portfolio, the gain or loss related to the change in fair value of our warrant liability, periodic costs incurred in connection with capital markets transactions, and other infrequent, unusual or non-operating items in the periods in which such items are incurred. Adjustments to components of pre-tax income are tax effected using the applicable federal statutory tax rate for the respective periods.

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
•Net realized investment gains and losses. The recognition of net realized investment gains or losses can vary significantly across periods as the timing is highly discretionary and is influenced by factors such as market opportunities, tax and capital profile, and overall market cycles that do not reflect our current period operating results.
•Change in fair value of warrant liability. Outstanding warrants at the end of each reporting period are revalued, and any change in fair value is reported in the statement of operations in the period in which the change occurred. The change in fair value of our warrant liability can vary significantly across periods and is influenced principally by equity market and general economic factors that do not impact or reflect our current period operating results. Furthermore, all unexercised warrants expired in April 2022 and, as such, no change in fair value has been recognized in any reporting periods thereafter. We believe trends in our operating performance can be more clearly identified by excluding fluctuations related to the change in fair value of our warrant liability.
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

Consolidated balance sheets	December 31, 2024	December 31, 2023	$ Change	% Change
	(In Thousands)
Total investment portfolio	$2,723,541	$2,371,021	$352,520	15%
Cash and cash equivalents	54,308	96,689	(42,381)	(44)
Premiums receivable, net	82,804	76,456	6,348	8
Deferred policy acquisition costs, net	64,327	62,905	1,422	2
Software and equipment, net	25,681	30,252	(4,571)	(15)
Reinsurance recoverable	32,260	27,514	4,746	17
Prepaid federal income taxes	322,175	235,286	86,889	37
Other assets	44,877	40,384	4,493	11
Total assets	$3,349,973	$2,940,507	$409,466	14%
Debt	$415,146	$397,595	$17,551	4%
Unearned premiums	65,217	92,295	(27,078)	(29)
Accounts payable and accrued expenses	103,164	86,189	16,975	20
Reserve for insurance claims and claim expenses	152,071	123,974	28,097	23
Deferred tax liability, net	386,192	301,573	84,619	28
Other liabilities	10,751	12,877	(2,126)	(17)
Total liabilities	1,132,541	1,014,503	118,038	12
Total shareholders' equity	2,217,432	1,926,004	291,428	15
Total liabilities and shareholders' equity	$3,349,973	$2,940,507	$409,466	14%
Total cash and investments increased due to the addition of incremental cash provided by operating activities and a decrease in the unrealized loss position of our fixed income portfolio primarily tied to changes in interest rates, partially offset by share repurchase activity during the year ended December 31, 2024. Cash and investments at December 31, 2024 included $132.2 million held by NMIH.
Net premiums receivable represents premiums due on our mortgage insurance policies and may fluctuate based on changes in our monthly premium policies in force, where premiums are generally paid one month in arrears, and the pace of settlement of previously outstanding receivables.
Net software and equipment decreased due to a step-down in capitalized costs related to our agreement with TCS.
Net deferred policy acquisition costs increased due to the deferral of certain costs associated with the origination of new policies between the respective balance sheet dates and was partially offset by the recognition of previously deferred policy acquisition costs.
Reinsurance recoverable increased year-on-year as a result of an increase in ceded losses recoverable under our QSR Transactions.
Prepaid federal income taxes increased due to the purchase of $86.9 million of tax and loss bonds during the year ended December 31, 2024. For further information, see Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11, Income Taxes.”
Other assets increased primarily driven by an increase in accrued investment income and the capitalization of deferred debt issuance costs incurred in connection with the establishment of the 2024 Revolving Credit Facility, partially offset by a reduction in our right-of-use (ROU) assets tied to the amortization of the operating lease for our corporate headquarters.
Debt as of December 31, 2024 represented the carrying value of the $425 million aggregate principal amount 2024 Notes, which were issued in May 2024. Debt as of December 31, 2023 represented the carrying value of the $400 million aggregate principal amount 2020 Notes, which were redeemed in full upon the completion of the 2024 Notes offering. For further information, see Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 5, Debt.”

Unearned premiums decreased driven by the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies and the cancellations of other single premium policies, partially offset by single premium policy originations during the year ended December 31, 2024.
Accounts payable and accrued expenses increased primarily due to accrued and unpaid interest on the 2024 Notes, which is payable semi-annually beginning in February 2025, as well as an increase in reinsurance premiums payable, partially offset by the settlement of certain contractual payables during the year ended December 31, 2024.
Reserve for insurance claims and claim expenses increased in connection with the establishment of initial reserves on newly defaulted loans during the year ended December 31, 2024, as well as an increase in the average case reserve held against previously defaulted loans that have aged in their delinquency status. The increase in the reserves for insurance claims and claim expenses was partially offset by the release of a portion of the reserves we established for anticipated claims payments in prior periods (in connection with cure activity and ongoing analysis of recent loss development trends), as well as the payment of previously reserved claims during the period. See “Insurance Claims and Claim Expenses,” above for further details.
Net deferred tax liability increased due to an increase in the claimed deductibility of our statutory contingency reserve, as well as a decrease in the aggregate unrealized loss position of our fixed income portfolio recorded in other comprehensive income. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11, Income Taxes.”

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the years ended December 31,			$ Change	% Change	$ Change	% Change
	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Net cash provided by (used in):	(In Thousands)
Operating activities	$393,604	$342,683	$313,394	$50,921	15%	$29,289	9%
Investing activities	(339,286)	(200,000)	(289,786)	(139,286)	70	89,786	(31)
Financing activities	(96,699)	(90,420)	(55,828)	(6,279)	7	(34,592)	62
Net (decrease) increase in cash and cash equivalents	$(42,381)	$52,263	$(32,220)	$(94,644)	(181)%	$84,483	(262)%
Net cash provided by operating activities increased in each successive year primarily due to an increase in our net premium receipts and growth in our investment income, partially offset by an increase in the purchase of tax and loss bonds from period-to-period. Cash provided by operating activities for the year ended December 31, 2024, was further impacted by an increase in cash taxes paid and the settlement of previously accrued short-term employee incentive awards. Cash provided by operating activities for the year ended December 31, 2023, was also impacted by a decline in short-term employee incentive payments.
Cash used in investing activities for the years ended December 31, 2024, 2023 and 2022 reflects the purchase of fixed and short-term maturities with cash provided by operating activities, and the reinvestment of coupon payments, maturities and redemption proceeds within our investment portfolio.
Cash used in financing activities primarily relates to the repurchase of common stock and taxes paid on the net share settlement of equity awards for certain employees. Cash used in financing activities for the year ended December 31, 2024 further reflects the net impact of the redemption of the 2020 Notes and issuance of the 2024 Notes during the period.
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

As of December 31, 2024, NMIH had $132.2 million of cash and investments. NMIH's principal sources of net cash are dividends from its subsidiaries and investment income. NMIC has the capacity to pay aggregate ordinary dividends of $98.4 million to NMIH during the twelve-month period ending December 31, 2025. NMIH also has access to $250 million of undrawn revolving credit capacity under the 2024 Revolving Credit Facility.
On February 10, 2022, our Board of Directors authorized a $125 million share repurchase program (excluding associated costs and applicable taxes, the 2022 Repurchase Program) effective through December 31, 2023. On July 31, 2023, our Board of Directors authorized a $200 million share repurchase program (excluding associated costs and applicable taxes, the 2023 Repurchase Program) effective through December 31, 2025 and extended the 2022 Repurchase Program through December 31, 2025 to align its remaining tenor with that of the 2023 Repurchase Program.
During the year ended December 31, 2024, NMIH repurchased 2.8 million shares of common stock at a total cost of $97.7 million, including associated costs and applicable taxes. As of December 31, 2024, NMIH had $80.1 million of repurchase authority remaining.
On February 5, 2025, our Board of Directors authorized a new $250 million share repurchase program (excluding associated costs and applicable taxes, the 2025 Repurchase Program) effective through December 31, 2027. The authorization provides us the flexibility, based on market and business conditions, stock price and other factors, to repurchase stock from time to time through open market repurchases, privately negotiated transactions, or other means, including pursuant to Rule 10b5-1 trading plans. Concurrent with the new authorization, our Board of Directors also approved an extension of our existing share repurchase programs through December 31, 2027 to align its remaining tenor with that of the new $250 million program.
On May 21, 2024, NMIH completed the $425 million sale of the 2024 Notes, raising net proceeds of $414.1 million after giving effect to offering expenses and an initial underwriting discount. Net proceeds from the offering were primarily used to effect the redemption of the $400 million aggregate principal amount 2020 Notes. In June 2024, NMIH contributed remaining net proceeds of the offering to NMIC. For more information, see Item 8, “Financial Statements - Notes to Consolidated Financial Statements - Note 5, Debt.”
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
Under the 2024 Revolving Credit Facility, NMIH is required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of December 31, 2024, the applicable commitment fee was 0.225%.
We are subject to certain covenants under the 2024 Revolving Credit Facility. Under the 2024 Revolving Credit Facility, NMIH may not permit (i) our debt to total capitalization ratio to exceed 35% as of the last day of any fiscal quarter, or (ii) our consolidated net worth to be, as of the last day of any fiscal quarter, less than the sum of (A) $1,489,742,100, plus (B) 50% of our cumulative consolidated net income for each fiscal quarter for which such consolidated net income is positive, plus (C) 50% of any increase in our consolidated net worth after March 31, 2024 resulting from certain issuances of equity by or capital contributions to NMIH or our subsidiaries. In addition, NMIC must remain at all times in compliance with all applicable “financial requirements” imposed pursuant to the PMIERs, subject to any allowed transition period or forbearance thereunder. The credit agreement for 2024 Revolving Credit Facility also prohibits, restricts or limits, among other things, NMIH's and its subsidiaries' ability to (i) incur additional indebtedness, (ii) incur liens on their property, (iii) pay dividends or make other distributions, (iv) sell their assets, (v) make certain loans or investments, (vi) merge or consolidate and (vii) enter into transactions with affiliates, in each case subject to certain limitations, exceptions and qualifications as set forth in the credit agreement for 2024 Revolving Credit Facility. We were in compliance with all covenants at December 31, 2024.
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and by the GSEs. Under Wisconsin insurance laws, NMIC and Re One may pay dividends up to specified levels (i.e., “ordinary” dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts, or “extraordinary” dividends, are subject to the Wisconsin OCI's prior approval. Under Wisconsin insurance laws, an extraordinary dividend is defined as any payment or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the twelve-month period ending the preceding December 31. During the year ended December 31, 2024, NMIC paid a $96.3 million ordinary course dividend to NMIH. NMIC has the capacity to pay aggregate ordinary dividends of $98.4 million to NMIH during the twelve-month period ending December 31, 2025.
As an approved insurer under PMIERs, NMIC would generally be subject to additional restrictions on its ability to pay dividends to NMIH if it failed to meet the financial requirements prescribed by PMIERs. Approved insurers that fail to meet the prescribed PMIERs financial requirements are not permitted to pay dividends without prior approval from the GSEs.
NMIH may require liquidity to fund the capital needs of its insurance subsidiaries. NMIC’s capital needs depend on many factors including its ability to successfully write new business, establish premium rates at levels sufficient to cover claims and operating costs, access the reinsurance markets and meet minimum required asset thresholds under the PMIERs and minimum state capital requirements (respectively, as defined therein).
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
NMIC’s PMIERs minimum risk-based required asset amount is also adjusted for its reinsurance transactions (as approved by the GSEs). Under NMIC’s quota share reinsurance treaties, it receives credit for the PMIERs risk-based required asset amount on ceded RIF. As its gross PMIERs risk-based required asset amount on ceded RIF increases, the PMIERs credit for ceded RIF automatically increases as well (in an unlimited amount). Under NMIC’s ILN and XOL Transactions, it generally receives credit for the PMIERs risk-based required asset amount on ceded RIF to the extent such requirement is within the subordinated coverage (excess of loss detachment threshold) afforded by the transaction.
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
As of December 31, 2024, NMIC had a RTC ratio of 12.7:1 with $36.6 billion of performing primary RIF, net of reinsurance, and $2.9 billion of total statutory capital, including contingency reserves. Re One has no risk in force remaining and no longer reports a RTC ratio.

NMIC’s principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At December 31, 2024, NMIC had $2.6 billion of cash and investments, including $10.2 million of cash and cash equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC’s cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended December 31, 2024, NMIC generated $366 million of cash flow from operations and received an additional $229 million of cash flow on the maturity and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC’s principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC’s only use of cash with the potential to develop along an unscheduled path is claims payments. Given the relatively small size of our current population of defaulted policies, the generally extended duration of the default-to-foreclosure-to-claim cycle, and the potential availability of forbearance, foreclosure moratorium and other borrower assistance programs (which serve to further extend the default-to-foreclosure-to-claim cycle timeline), we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.
Debt and Financial Strength Ratings
NMIC’s financial strength is rated “A-” by Fitch Ratings (Fitch), “A3” by Moody’s, and “A-” by S&P. NMIH’s 2024 Notes are rated “BBB-” by Fitch and “Baa3” by Moody’s. In January 2025, Fitch revised the outlook for all its ratings from stable to positive. The outlook for all ratings provided by Moody’s and S&P is stable.
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
Our investment portfolio is comprised entirely of fixed maturity instruments. As of December 31, 2024, the fair value of our investment portfolio was $2.7 billion and we held an additional $54.3 million of cash and cash equivalents. Pre-tax book yield on the investment portfolio for the year ended December 31, 2024 was 3.0%. Book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. The yield on our investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our holdings and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	December 31, 2024	December 31, 2023
Corporate debt securities	67%	61%
Municipal debt securities	23	25
Cash, cash equivalents, and short-term investments	5	5
U.S. treasury securities and obligations of U.S. government agencies	4	7
Asset-backed securities	1	2
Total	100%	100%

Investment portfolio ratings at fair value (1)	December 31, 2024	December 31, 2023
AAA (2)	8%	9%
AA (3)	35	34
A (3)	46	44
BBB (3)	11	13
BB (4)	—	—
Total	100%	100%
(1)    Excluding certain operating cash accounts.
(2)    Includes short-term securities rated A-1+.
(3)    Includes +/– ratings.
(4)    We held one security with a BB+ rating at December 31, 2024 and 2023, which is not identifiable in the table due to rounding.

All of our investments are rated by one or more nationally recognized statistical rating organizations. If three or more ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Investment Securities - Allowance for credit losses
We did not recognize an allowance for credit loss for any security in the investment portfolio as of December 31, 2024 or 2023, and we did not record any provision for credit loss for investment securities during the years ended December 31, 2024 or 2023.
As of December 31, 2024, the investment portfolio had gross unrealized losses of $158.6 million, of which $150.8 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2023, the investment portfolio had gross unrealized losses of $184.3 million, of which $183.1 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer.
We evaluated the securities in an unrealized loss position as of December 31, 2024, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our assessment of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of December 31, 2024 are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the unrealized losses on securities held as of December 31, 2024 were primarily driven by fluctuations in interest rates, and to a lesser extent, movements in credit spreads following the purchase of those securities.

Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries.
Our effective income tax rate on pre-tax income was 22.3%, 22.0% and 22.4% for the years ended December 31, 2024, 2023 and 2022, respectively. Our effective income tax rate may vary from the statutory tax rate in a given period due to the inclusions and exclusions of income and deductions for tax purposes. Inclusions of tax deductions may include tax benefits from excess share-based compensation for vested RSUs and exercised stock options; and exclusions from income may include the fair value fluctuation of our warrant liability.
At December 31, 2024, we had a federal net operating loss carryforward of $1.0 million, which expire in varying amounts in 2030 and 2031, and state net operating loss carryforwards of $135.2 million, which begin to expire in varying amounts in 2032. Our ability to utilize our remaining federal net operating loss carryforward is restricted by Section 382 of the Internal Revenue Code (IRC), which imposes annual limitations if there is an “ownership change.” As a result of the acquisition of our insurance subsidiaries in 2012, $7.3 million of federal net operating losses were subject to annual limitations of $0.8 million through 2016, $0.5 million in 2017 and $0.3 million, thereafter, through 2028. Our remaining federal net operating loss carryforward balance is a result of this limitation.
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under Section 832(e) of the IRC, and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction. As of December 31, 2024, we held $322.2 million of tax and loss bonds in “Prepaid Federal Income Taxes” on our consolidated balance sheets.
We record a valuation allowance against the state net operating losses generated by NMIH as NMIH has historically operated at a loss, and we do not expect to utilize such net deferred tax assets in the future. We continue to evaluate the realizability of our state net deferred tax asset position, and our examination of results through December 31, 2024 and review of future expectations support the continued application of a valuation allowance against such state net deferred tax assets.
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
The Inflation Reduction Act (IRA) enacted in August 2022 imposed, among other provisions, a 1% excise tax on the net value of stock repurchases made on or after January 1, 2023. As of December 31, 2024, $80.1 million of repurchase authority remained available under the share repurchase program authorized by our Board of Directors through December 31, 2025. We expect future repurchase amounts will be subject to the IRA excise tax as executed; however, we do not currently expect the excise tax or other provisions of the IRA to have a material impact on our financial condition or result of operations.

Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. In preparing our consolidated financial statements, management has made estimates and assumptions, and applied judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. As a result, actual results could differ materially from those estimates. A summary of the accounting estimates that management believes are critical to the preparation of our consolidated financial statements is set forth below.
Insurance Premium Revenue Recognition
Premiums for primary mortgage insurance policies may be paid in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium), with such election and payment type fixed at policy inception. Premiums written at origination for single premium policies are initially deferred as unearned premiums and amortized into earnings over the estimated policy life in accordance with the anticipated expiration of risk, which is primarily derived from the term of the mortgage loans, original LTV and the interest rate for each individual policy. Monthly premiums are recognized as revenue in the month billed and when coverage is effective. Annual premiums are initially deferred and earned on a straight-line basis over the year of coverage. Upon cancellation of a policy, all remaining non-refundable deferred and unearned premium is immediately earned, and any refundable deferred and unearned premium is returned to the policyholder and recorded as a reduction to written premium and unearned premium reserve in the period paid.
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
It is possible that a relatively small change in our estimates for claim frequency or claim severity could have a material impact on our reserve position and our consolidated results of operations, even in a stable macroeconomic environment. At December 31, 2024, assuming all other estimates remain constant, a one percentage point increase/decrease in our average claim severity factor would cause approximately a +/- $1.4 million change in our reserve position, and a one percentage point increase/decrease in our average claim frequency factor cause approximately a +/- $4.8 million change in our reserve position.
Investments - Credit losses and Other Impairments
We have designated our investment portfolio as available-for-sale and report our invested assets at fair value. Unrealized gains and losses in the portfolio, net of related tax expense or benefit, are recognized as a component of accumulated other comprehensive income (AOCI) in shareholders' equity.
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

We recognize an impairment on a security through the consolidated statements of operations and comprehensive income if (i) we intend to sell the impaired security; or (ii) it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis. If a sale is intended or likely to be required, we write down the amortized cost basis of the security to fair value and recognize the full amount of the impairment through the consolidated statements of operations and comprehensive income as a “Realized Investment Loss.”
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
To the extent we determine that a security impairment is credit-related, an impairment loss is recognized through the statement of operations as a provision for credit loss expense, and presented as a “Realized Investment Loss.” We recognize an allowance for credit losses for the difference between the amortized cost and present value of future expected cash flows, limited by the amount the fair value of the security is below its amortized cost. Subsequent changes (favorable and unfavorable) in credit losses are recognized through the statement of operations as a provision for or a reversal of credit loss expense, and presented as a “Realized Investment Gain or Loss.” The portion of a security impairment attributed to other non-credit related factors is recognized in other comprehensive income, net of taxes.
Deferred Policy Acquisition Costs (DAC)
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as DAC. DAC is reviewed periodically to determine that it does not exceed recoverable amounts. DAC is amortized to expense in proportion to estimated gross profits over the life of the associated policies. We revise the rate of amortization to reflect actual experience and changes to our persistency or loss development assumptions, and may accelerate or slow such rate in future periods as experience and future changes to estimates dictate. During the years ended December 31, 2024 and 2023, we slowed the rate and recognized a reduction of DAC amortization by $1.3 million and $7.3 million, respectively, due to the elevated persistency of certain prior book years' insurance in-force tied to a slowdown in the pace of mortgage refinancing activity in connection with the prevailing interest and mortgage rate environment.

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
The carrying value of our investment portfolio as of December 31, 2024 and 2023 was $2.7 billion and $2.4 billion, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of December 31, 2024, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.57 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.57% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 3.57 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.57% in fair value of our fixed income portfolio.
We are also subject to market risk related to the 2024 Revolving Credit Facility and the ILN Transactions. As discussed in Item 8, “Financial Statements - Notes to Consolidated Financial Statements - Note 5, Debt” the 2024 Revolving Credit Facility bears interest at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on our outstanding drawn balance.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of NMI Holdings, Inc.
NMI Holdings, Inc.
Emeryville, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NMI Holdings, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statements schedules listed in the accompanying index appearing under Part IV, Item 15 – Exhibits and Financial Statement Schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 14, 2025, expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Reserve for Insurance Claims and Claim Expenses
As described in Note 7 to the consolidated financial statements, the Company’s consolidated reserve for insurance claims and claim expenses balance was $152.1 million at December 31, 2024. As described in Note 2 to the consolidated financial statements, the establishment of the insurance claims and claim expenses reserve is subject to inherent uncertainty and requires significant judgment by management. The insurance claims reserve is established by estimating: (i) claim frequency which is the number of loans in default expected to result in a claim payment and (ii) claim severity which is the amount of the claim payment expected to be paid on each loan in default. The claim frequency and claim severity are determined based on historical experience regarding certain loan factors and are also strongly influenced by current and expected economic conditions including the housing market.

We identified the Company’s estimation of the reserve for insurance claims within the reserve for insurance claims and claim expenses as a critical audit matter. The principal consideration for our determination is the high degree of subjectivity in estimating claim frequency and claim severity. Estimation of these factors is inherently subjective as it requires the Company to make assumptions with respect to the future of the housing market. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill and knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and effectiveness of certain internal controls related to the Company’s valuation of reserve for insurance claims, including automated application controls over the source data utilized in the development of significant assumptions.
•Testing a sample of the underlying loans and claims data used in management’s insurance claims reserve calculations, which supported estimates of claim frequency and claim severity, by agreeing key characteristics of the underlying loans and claims data to source documents and data provided by third party loan servicers.
•Utilizing personnel with specialized skill and knowledge in actuarial methods to assist in: (i) evaluating the appropriateness of the methodology and the assumptions used by management and management’s specialist, including assessment of the reasonableness of assumptions and inputs used in developing claim frequency and claim severity by evaluating industry data such as macroeconomic trends in delinquency rates, the Freddie Mac House Price Index data, historical pandemic data, and expected impact of natural disasters; (ii) developing an independent estimate of the reserve for insurance claims using Company and historical mortgage industry data and comparing this independent estimate to management’s and management’s specialist’s estimated reserve; and (iii) performing a retrospective review of the development of the prior year reserve estimate compared to current year actual results and continued estimated reserves.

/s/ BDO USA, P.C.
We have served as the Company's auditor since 2011.
San Francisco, California
February 14, 2025

NMI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $2,876,343 and $2,542,862 as of December 31, 2024 and December 31, 2023, respectively)	$2,723,541	$2,371,021
Cash and cash equivalents (including restricted cash of $90 and $1,338 as of December 31, 2024 and December 31, 2023, respectively)	54,308	96,689
Premiums receivable, net	82,804	76,456
Accrued investment income	22,386	19,785
Deferred policy acquisition costs, net	64,327	62,905
Software and equipment, net	25,681	30,252
Intangible assets and goodwill	3,634	3,634
Reinsurance recoverable	32,260	27,514
Prepaid federal income taxes	322,175	235,286
Other assets	18,857	16,965
Total assets	$3,349,973	$2,940,507

Liabilities
Debt	$415,146	$397,595
Unearned premiums	65,217	92,295
Accounts payable and accrued expenses	103,164	86,189
Reserve for insurance claims and claim expenses	152,071	123,974
Deferred tax liability, net	386,192	301,573
Other liabilities	10,751	12,877
Total liabilities	1,132,541	1,014,503
Commitments and contingencies (see Note 15)

Shareholders' equity
Common stock - $0.01 par value; 87,902,626 shares issued and 78,600,726 shares outstanding as of December 31, 2024 and 87,334,138 shares issued and 80,881,280 shares outstanding as of December 31, 2023 (250,000,000 shares authorized)	879	873
Additional paid-in capital	1,004,692	990,816
Treasury stock, at cost: 9,301,900 and 6,452,858 common shares as of December 31, 2024 and December 31, 2023, respectively	(246,594)	(148,921)
Accumulated other comprehensive loss, net of tax	(124,804)	(139,917)
Retained earnings	1,583,259	1,223,153
Total shareholders' equity	2,217,432	1,926,004
Total liabilities and shareholders' equity	$3,349,973	$2,940,507

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended December 31,
	2024	2023	2022
	(In Thousands, except for per share data)
Revenues
Net premiums earned	$564,688	$510,768	$475,266
Net investment income	85,316	67,512	46,406
Net realized investment gains (losses)	23	(33)	481
Other revenues	944	756	1,192
Total revenues	650,971	579,003	523,345
Expenses
Insurance claims and claim expenses (benefits)	31,544	22,618	(3,594)
Underwriting and operating expenses	118,397	110,699	117,490
Service expenses	723	771	1,094
Interest expense	36,896	32,212	32,163
Gain from change in fair value of warrant liability	—	—	(1,113)
Total expenses	187,560	166,300	146,040

Income before income taxes	463,411	412,703	377,305
Income tax expense	103,305	90,593	84,403
Net income	$360,106	$322,110	$292,902

Earnings per share
Basic	$4.51	$3.91	$3.45
Diluted	$4.43	$3.84	$3.39

Weighted average common shares outstanding
Basic	79,844	82,407	84,921
Diluted	81,273	83,854	85,999

Net income	$360,106	$322,110	$292,902
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) in accumulated other comprehensive loss, net of tax expense (benefit) of $3,921, $17,113 and $(54,608) for each of the years in the three-year period ended December 31, 2024, respectively	15,113	64,380	(205,428)
Reclassification adjustment for realized losses (gains) included in net income, net of tax (benefit) expense of $0, $(7) and $101 for each of the years in the three-years ended December 31, 2024, respectively	—	26	(380)
Other comprehensive income (loss), net of tax	15,113	64,406	(205,808)
Comprehensive income	$375,219	$386,516	$87,094

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2021	85,793	$858	$955,302	$—	$1,485	$608,141	$1,565,786
Common stock: shares issued related to warrant exercises	84	1	1,767	—	—	—	1,768
Common stock: shares issued under stock plans, net of shares withheld for employee taxes	596	6	223	—	—	—	229
Repurchase of common stock	(2,923)	—	—	(56,575)	—	—	(56,575)
Share-based compensation expense	—	—	15,425	—	—	—	15,425
Change in unrealized investment gains/losses, net of tax benefit of $54,709	—	—	—	—	(205,808)	—	(205,808)
Net income	—	—	—	—	—	292,902	292,902
Balances, December 31, 2022	83,550	$865	$972,717	$(56,575)	$(204,323)	$901,043	$1,613,727
Common stock: shares issued under stock plans, net of shares withheld for employee taxes	861	8	1,185	—	—	—	1,193
Repurchase of common stock	(3,530)	—	—	(92,346)	—	—	(92,346)
Share-based compensation expense	—	—	16,914	—	—	—	16,914
Change in unrealized investment gains/losses, net of tax expense of $17,120	—	—	—	—	64,406	—	64,406
Net income	—	—	—	—	—	322,110	322,110
Balances, December 31, 2023	80,881	$873	$990,816	$(148,921)	$(139,917)	$1,223,153	$1,926,004
Common stock: shares issued under stock plans, net of shares withheld for employee taxes	569	6	(5,935)	—	—	—	(5,929)
Repurchase of common stock	(2,849)	—	—	(97,673)	—	—	(97,673)
Share-based compensation expense	—	—	19,811	—	—	—	19,811
Change in unrealized investment gains/losses, net of tax expense of $3,921	—	—	—	—	15,113	—	15,113
Net income	—	—	—	—	—	360,106	360,106
Balances, December 31, 2024	78,601	$879	$1,004,692	$(246,594)	$(124,804)	$1,583,259	$2,217,432

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2024	2023	2022
Cash flows from operating activities	(In Thousands)
Net income	$360,106	$322,110	$292,902
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) loss	(23)	33	(481)
Gain from change in fair value of warrant liability	—	—	(1,113)
Depreciation and amortization	11,936	11,541	11,870
Net (accretion)/amortization of (discount)/premium on investment securities	(1,078)	481	5,721
Loss on extinguishment of debt	6,966	—	—
Amortization of debt discount and debt issuance costs	2,214	1,961	1,846
Deferred income taxes	80,698	90,593	84,393
Share-based compensation expense	19,811	16,914	15,425
Changes in operating assets and liabilities:
Premiums receivable, net	(6,348)	(6,776)	(9,322)
Accrued investment income	(2,601)	(5,641)	(2,244)
Deferred policy acquisition costs, net	(1,422)	(4,341)	1,020
Reinsurance recoverable	(4,746)	(5,927)	(1,267)
Prepaid federal income taxes	(86,889)	(80,877)	(65,165)
Other assets	(1,833)	(316)	236
Unearned premiums	(27,078)	(30,740)	(16,202)
Reserve for insurance claims and claim expenses	28,097	24,138	(3,715)
Reinsurance balances, net	(658)	(859)	(1,904)
Accounts payable and accrued expenses	16,452	10,389	1,394
Net cash provided by operating activities	393,604	342,683	313,394
Cash flows from investing activities
Purchase of short-term investments	(169,963)	(166,224)	(313,926)
Purchase of fixed-maturity investments, available-for-sale	(481,731)	(488,562)	(233,586)
Proceeds from maturities of short-term investments	114,072	320,545	151,635
Proceeds from maturities and redemptions of fixed-maturity investments, available-for-sale	205,241	143,613	116,663
Additions to software and equipment	(6,905)	(9,372)	(10,572)
Net cash used in investing activities	(339,286)	(200,000)	(289,786)
Cash flows from financing activities
Proceeds from issuance of common stock related to employee equity plans	4,290	10,549	5,442
Proceeds from issuance of common stock related to warrant exercises	—	—	518
Taxes paid related to net share settlement of equity awards	(10,219)	(9,356)	(5,213)
Proceeds from senior unsecured notes	419,705	—	—
Repayments of senior secured notes	(405,080)	—	—
Payments of debt issuance costs	(7,785)	—	—
Repurchases of common stock	(97,610)	(91,613)	(56,575)
Net cash used in financing activities	(96,699)	(90,420)	(55,828)

Net (decrease) increase in cash, cash equivalents and restricted cash	(42,381)	52,263	(32,220)
Cash, cash equivalents and restricted cash, beginning of period	96,689	44,426	76,646
Cash, cash equivalents and restricted cash, end of period	$54,308	$96,689	$44,426

Supplemental disclosures of cash flow information
Interest paid	$14,013	$29,500	$29,500
Income taxes paid (refunded)	20,027	20	(20)

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

1. Organization and Basis of Presentation
NMI Holdings, Inc. (NMIH) is a Delaware corporation, incorporated in May 2011 to provide private mortgage guaranty insurance (which we refer to as mortgage insurance or MI) through its wholly-owned insurance subsidiaries, National Mortgage Insurance Corporation (NMIC) and National Mortgage Reinsurance Inc. One (Re One). Our common stock is listed on the Nasdaq exchange under the ticker symbol “NMIH.”
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
Basis of Presentation
The accompanying consolidated financial statements include the results of NMIH and its wholly-owned subsidiaries. All inter-company transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) and our accounts are maintained in U.S. dollars. Certain prior year amounts on our consolidated balance sheet have been reclassified to conform with our current period presentation.
2. Summary of Accounting Principles
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of income and expenses for the periods presented. Actual results could differ from those estimates.
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
Concentrations
For the years ended December 31, 2024, 2023 and 2022, no customer accounted for more than 10% of our consolidated revenues. At December 31, 2024, 2023 and 2022 approximately 10%, 10% and 11%, respectively, of our total risk-in-force (RIF) was concentrated in California.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
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
We measure fair value and classify invested assets in a hierarchy for disclosure purposes consisting of three “levels” based on the observability of inputs available in the marketplace used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). See Note 4, “Fair Value of Financial Instruments” for further discussion.

Purchases and sales of investments are recorded on a trade date basis. Net investment income is recognized when earned, and includes interest and dividend income together with amortization of market premiums and discounts using the effective yield method, and is net of investment management fees and other investment related expenses. For asset-backed securities and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to changes in effective yields and prepayment assumptions are recognized on a prospective basis. Realized gains and losses are computed using the specific identification method.
We recognize an impairment on a security through the consolidated statement of operations and comprehensive income if (i) we intend to sell the impaired security; or (ii) it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis. If a sale is intended or likely to be required, we write down the amortized cost basis of the security to fair value and recognize the full amount of the impairment through the statement of operations as a “Realized Investment Loss.”
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
To the extent we determine that a security impairment is credit-related, an impairment loss is recognized through the statement of operations as a provision for credit loss expense, and presented as a “Realized Investment Loss.” We recognize an allowance for credit losses for the difference between the amortized cost and present value of future expected cash flows, limited by the amount the fair value of the security is below its amortized cost. Subsequent changes (favorable and unfavorable) in credit losses are recognized through the statement of operations as a provision for or a reversal of credit loss expense, and presented as a “Realized Investment Gain or Loss.” The portion of a security impairment attributed to other non-credit related factors is recognized in other comprehensive income, net of taxes.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
We have elected to present accrued interest receivable separately from available for sale securities on our consolidated balance sheets. Accrued interest receivable was $22.4 million and $19.8 million as of December 31, 2024 and 2023, respectively, and is included in “Accrued Investment Income.” We have elected not to measure an allowance for credit losses for accrued interest receivable on available for sale securities. Accrued interest for available for sale securities is written off against interest income when the receivable has aged 90 days past due. We did not write off any accrued interest receivable during the years ended December 31, 2024, 2023 or 2022.
We consider items such as U.S. Treasury Bills and commercial paper with original maturities of 12 months or less to be short-term investments.
Deferred Policy Acquisition Costs (DAC)
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as DAC. DAC is reviewed periodically to determine that it does not exceed recoverable amounts. DAC is amortized to expense in proportion to estimated gross profits over the life of the associated policies. We revise the rate of amortization to reflect actual experience and any changes to persistency or loss development. Total amortization of DAC for the years ended December 31, 2024, 2023 and 2022, net of a portion of the ceding commissions earned under our quota share reinsurance agreements (see “Reinsurance”, below), was $7.1 million, $3.6 million and $11.9 million, respectively.
Premium Deficiency Reserves
We consider whether a premium deficiency exists and a premium deficiency reserve is required at each fiscal quarter using best estimate assumptions as of the testing date. A premium deficiency reserve is established if the net present value of expected future claim costs, claim adjustment expenses, policyholder dividends, unamortized acquisition costs and maintenance costs exceeds the net present value of expected future premiums, anticipated investment income and existing reserves for a specified group of policies. We have determined that no premium deficiency reserves were necessary for any of the years in the three-year period ended December 31, 2024.
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
NMIC entered into quota share reinsurance treaties effective September 1, 2016 and as modified April 1, 2019 (the 2016 QSR Transaction), January 1, 2018 (the 2018 QSR Transaction), April 1, 2020 and as amended January 1, 2024 (the 2020 QSR Transaction), January 1, 2021 (the 2021 QSR Transaction), October 1, 2021 (the 2022 QSR Transaction), July 1, 2022 (the 2022 Seasoned QSR Transaction), January 1, 2023 (the 2023 QSR Transaction), and January 1, 2024 (the 2024 QSR Transaction), which we refer to collectively as the QSR Transactions. We earn profit and ceding commissions in connection with the QSR Transactions (see Note 6, “Reinsurance”). Profit commissions represent a percentage of the profits recognized by reinsurers that are returned to us, based on the level of claims and claim expenses that we cede. We recognize any profit commissions we earn as a decrease to ceded earned premiums. Ceding commissions are calculated as a percentage of ceded written premiums under the 2016 QSR Transaction or as a percentage of ceded earned premiums under the 2018, 2020, 2021, 2022, 2022 Seasoned, 2023 and 2024 QSR Transactions, and are intended to cover our costs of acquiring and servicing direct policies. We recognize any ceding commissions generated under the QSR Transactions in a manner consistent with our recognition of earnings on the underlying reinsured policies. We account for ceding commissions earned as a reduction to underwriting and operating expenses.
Under the QSR Transactions, we cede a portion of claims and claim expenses and reserves to our reinsurers, and account for such ceded reserves as “Reinsurance Recoverables” on the consolidated balance sheets and such ceded expenses as reductions to claims and claim expenses on the consolidated statements of operations. As of December 31, 2024 and 2023, we had $32.3 million and $27.5 million, respectively, of reinsurance recoverables under the QSR Transactions. We remain directly liable for all claim payments if we are unable to collect the recoverables due from our reinsurers and, as such, we actively monitor and manage our counterparty credit exposure to our reinsurance providers. We establish an allowance for expected credit loss against our reinsurance recoverables if we do not expect to recover amounts due from one or more of our reinsurance counterparties, and report our reinsurance recoverables net of such allowance, if any. We actively monitor the counterparty credit profiles of our reinsurers and each is required to partially collateralize its obligations under the terms of our QSR Transactions. The allowance for credit loss established with respect to our reinsurance recoverables was deemed immaterial as of December 31, 2024 and 2023.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
Variable Interest Entities
NMIC is a party to excess-of-loss reinsurance agreements with Oaktown Re VI Ltd., and Oaktown Re VII Ltd. (special purpose reinsurance entities collectively referred to as the Oaktown Re Vehicles) effective April 27, 2021 and October 26, 2021, respectively. At inception of the respective reinsurance agreements, we determined that each of the Oaktown Re Vehicles was a variable interest entity (VIE), as defined under GAAP Accounting Standards Codification (ASC) 810, because they did not have sufficient equity at risk to finance their respective activities. We evaluated the VIEs at inception to determine whether NMIC was the primary beneficiary under each deal and, if so, whether we were required to consolidate the assets and liabilities of each VIE. The primary beneficiary of a VIE is an enterprise that (1) has the power to direct the activities of the VIE, which most significantly impact its economic performance and (2) has significant economic exposure to the VIE, i.e., the obligation to absorb losses or receive benefits that could potentially be significant. The determination of whether an entity is the primary beneficiary of a VIE is complex and requires management judgment regarding determinative factors, including the expected results of the VIE and how those results are absorbed by beneficial interest holders, as well as which party has the power to direct activities that most significantly impact the performance of the VIE. We concluded that we are not the primary beneficiary of each VIE and, as such, we do not consolidate them in our consolidated financial statements.
See Note 6, “Reinsurance” for further discussion of the reinsurance arrangements.
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
We purchase non-interest bearing U.S. Mortgage Guaranty Tax and Loss Bonds issued by the Treasury Department in order to claim a tax deduction for our contingency reserve balance. The tax and loss bonds are carried at cost and are reported as “Prepaid Federal Income Taxes” on the consolidated balance sheets.
See Note 11, “Income Taxes”, for further discussion of the tax and loss bonds and other income tax matters.

Share-Based Compensation
We account for stock compensation in accordance with ASC 718, Compensation - Stock Compensation, measuring awards using grant date fair value and recognizing the associated compensation expense over the requisite service or performance period of the award. Share-based compensation includes restricted stock units (RSUs) and stock option grants under our stock incentive plans. We calculate the fair value of stock option grants using a Black-Scholes option pricing model, which takes into account various subjective assumptions. Key assumptions used in the model include the expected volatility of our stock price, dividend yield and the risk-free interest rate, as well as the expected option term, giving consideration to the contractual terms of any award. We use the simplified method to estimate expected option term during the period as sufficient historical exercise data is not available. RSU grants may contain a service condition, or performance and service conditions. RSU grants are valued at our stock price on the date of grant less the present value of anticipated dividends, and we recognize their fair value as compensation expense over their requisite service or performance and service periods. We account for stock option and RSU forfeitures as they occur. Share-based compensation is recorded in “Underwriting and Operating Expenses” on the consolidated statements of operations and comprehensive income.

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
DECEMBER 31, 2024
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
Software and Equipment
We capitalize certain costs associated with the development of internal-use software and equipment. Software and equipment are stated at cost, less accumulated amortization and depreciation. Amortization of software and depreciation of equipment commences at the beginning of the month following our placement of the assets into use. Amortization and depreciation are calculated on a straight-line basis over the estimated useful life of the respective assets, typically from three to five years, unless factors indicate a shorter useful life. We amortize leasehold improvements over the shorter of the lives of the leases or estimated service lives of the leasehold improvements. Amortization and depreciation expense is recorded in “Underwriting and Operating Expenses” on the consolidated statements of operations and comprehensive income. For further detail, see Note 12, “Software and Equipment.”
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
Business Combinations, Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired from a business combination. In accordance with ASC 350, Intangibles – Goodwill and Other, we test goodwill for impairment annually or more frequently if we believe indicators of impairment exist. We have not identified any impairments of goodwill through December 31, 2024.
Our intangible assets consist of state licenses and Fannie Mae and Freddie Mac (collectively, the GSEs) applications which have indefinite lives. We test indefinite-lived intangible assets for impairment annually or more frequently if we believe indicators of impairment exist. We have not identified any impairments of indefinite-lived intangible assets through December 31, 2024.
Premiums Receivable
Premiums receivable consists of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the associated receivable is written off against earned premium and the related insurance policy is canceled. We recognize an allowance for credit losses for premiums receivable based on credit losses expected to arise over the life of the receivable. Due to the nature of our insurance policies (a necessary precondition for access to mortgage credit for covered borrowers) and the short duration of the related receivables, we do not typically experience credit losses against our premium receivables and the allowance for credit loss established on premium receivables was deemed immaterial at December 31, 2024 and 2023.
Premiums receivable may be written off prior to 120 days in the ordinary course of business for non-credit events including, but not limited to, the modification or refinancing of an underlying insured loan. We established a $2.2 million and $2.7 million reserve for premium write-offs at December 31, 2024 and 2023, respectively.
Other Revenues
Other revenues represent underwriting fee revenue from our subsidiary, NMIS, which provides outsourced loan review

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
services to mortgage loan originators. NMIS fees are earned and recognized as services are provided, with cash payments typically received one month after billing.
Recent Accounting Pronouncements – Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The update expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard took effect for all public business entities, including those that have only a single reportable segment for fiscal years beginning after December 15, 2023. We adopted this ASU on December 31, 2024 and have included Note 9, “Segment Reporting” herein in accordance with the new requirements.
Recent Accounting Pronouncements – Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The update enhances the disclosure requirements related to tax rate reconciliations and income taxes paid. The standard will take effect for all public business entities for annual reporting periods beginning after December 15, 2024. We adopted this ASU on January 1, 2025 and will include enhanced disclosures in our fiscal year-end 2025 annual consolidated financial statements, as applicable.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expense (Topic 220). The update expands disclosure requirements related to certain income statement expenses, including a requirement to provide a tabular disaggregation of certain operating expenses by category. The standard will take effect for all public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact the adoption of this ASU will have, if any, on our consolidated financial statements.
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
    Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2024	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$115,342	$1,207	$(489)	$116,060
Municipal debt securities	684,523	589	(49,867)	635,245
Corporate debt securities	1,949,800	3,981	(106,141)	1,847,640
Asset-backed securities	44,104	1	(2,125)	41,980
Total bonds	2,793,769	5,778	(158,622)	2,640,925
Short-term investments	82,574	42	—	82,616
Total investments	$2,876,343	$5,820	$(158,622)	$2,723,541

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2023	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$164,278	$3,374	$(1,264)	$166,388
Municipal debt securities	678,339	1,253	(58,462)	621,130
Corporate debt securities	1,624,187	7,868	(120,576)	1,511,479
Asset-backed securities	52,242	1	(4,032)	48,211
Total bonds	2,519,046	12,496	(184,334)	2,347,208
Short-term investments	23,816	2	(5)	23,813
Total investments	$2,542,862	$12,498	$(184,339)	$2,371,021
We did not own any mortgage-backed securities in our asset-backed securities portfolio at December 31, 2024 or 2023.
The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Financial	40%	35%
Consumer	26	26
Utilities	11	13
Industrial	9	9
Communications	7	9
Technology	7	8
Total	100%	100%
As of both December 31, 2024 and 2023, approximately $5.3 million of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair value of available-for-sale securities as of December 31, 2024 and 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

As of December 31, 2024	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$261,492	$260,132
Due after one through five years	1,549,468	1,479,220
Due after five through ten years	995,717	916,885
Due after ten years	25,562	25,324
Asset-backed securities	44,104	41,980
Total investments	$2,876,343	$2,723,541

As of December 31, 2023	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$191,375	$189,729
Due after one through five years	1,237,192	1,162,259
Due after five through ten years	1,050,989	959,633
Due after ten years	11,064	11,189
Asset-backed securities	52,242	48,211
Total investments	$2,542,862	$2,371,021
Aging of Unrealized Losses
    As of December 31, 2024, the investment portfolio had gross unrealized losses of $158.6 million, of which $150.8 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2023, the investment portfolio had gross unrealized losses of $184.3 million, of which $183.1 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2024		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	4	$8,002	$(98)	9	$11,510	$(391)	13	$19,512	$(489)
Municipal debt securities	25	110,648	(1,928)	220	471,770	(47,939)	245	582,418	(49,867)
Corporate debt securities	68	366,113	(5,822)	226	1,053,862	(100,319)	294	1,419,975	(106,141)
Asset-backed securities	—	—	—	19	41,559	(2,125)	19	41,559	(2,125)
Short-term investments	1	1,551	*	—	—	—	1	1,551	*
Total	98	$486,314	$(7,848)	474	$1,578,701	$(150,774)	572	$2,065,015	$(158,622)
*    Amounts not identifiable due to rounding.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

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

Allowance for Credit Losses
As of December 31, 2024 and 2023, we did not recognize an allowance for credit loss for any security in the investment portfolio and we did not record any provision for credit loss for investment securities during the years ended December 31, 2024 or 2023.
We evaluated the securities in an unrealized loss position as of December 31, 2024, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our assessment of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of December 31, 2024 are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the unrealized losses on securities held as of December 31, 2024 were primarily driven by fluctuations in interest rates, and to a lesser extent, movements in credit spreads following the purchase of those securities.
Net Investment Income
The following table presents the components of net investment income:

	For the years ended December 31,
	2024	2023	2022
	(In Thousands)
Investment income (1)	$86,407	$68,214	$47,720
Investment expenses	(1,091)	(702)	(1,314)
Net investment income	$85,316	$67,512	$46,406
(1)    Includes interest income recognized on cash and cash equivalents of $5.0 million, $2.3 million, and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table presents the components of net realized investment gains (losses):

	For the years ended December 31,
	2024	2023	2022
	(In Thousands)
Gross realized investment gains	$33	$—	$490
Gross realized investment losses	(10)	(33)	(9)
Net realized investment gains (losses)	$23	$(33)	$481

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2024	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$116,060	$—	$—	$116,060
Municipal debt securities	—	635,245	—	635,245
Corporate debt securities	—	1,847,640	—	1,847,640
Asset-backed securities	—	41,980	—	41,980
Cash, cash equivalents and short-term investments	136,924	—	—	136,924
Total assets	$252,984	$2,524,865	$—	$2,777,849

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2023	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$166,388	$—	$—	$166,388
Municipal debt securities	—	621,130	—	621,130
Corporate debt securities	—	1,511,479	—	1,511,479
Asset-backed securities	—	48,211	—	48,211
Cash, cash equivalents and short-term investments	120,502	—	—	120,502
Total assets	$286,890	$2,180,820	$—	$2,467,710
There were no transfers between Level 2 and Level 3 of the fair value hierarchy during the years ended December 31, 2024 or 2023.
Financial Instruments Not Measured at Fair Value
On May 21, 2024, we issued $425 million aggregate principal amount of senior unsecured notes that mature on August 15, 2029 (the 2024 Notes). Proceeds from the 2024 Notes offering were primarily used to repay our then outstanding $400 million senior secured notes (the 2020 Notes). At December 31, 2024, the 2024 Notes were carried at a cost of $415.1 million, net of unamortized debt issuance costs and an original issue discount totaling $9.9 million, and had a fair value of $429.6 million as assessed under our Level 2 hierarchy. At December 31, 2023, the 2020 Notes were carried at a cost of $397.6 million, net of unamortized debt issuance costs of $2.4 million, and had a fair value of $401.9 million.
5. Debt
Senior Unsecured Notes
At December 31, 2024, we had $425 million aggregate principal amount of senior unsecured notes outstanding. The 2024 Notes were issued pursuant to an indenture dated May 21, 2024 and bear interest at a rate of 6.00%, payable semi-annually on February 15 and August 15. Proceeds from the 2024 Notes offering were primarily used to repay the $400 million aggregate principal amount outstanding and associated amounts due on the redemption of the 2020 Notes. Remaining proceeds are available for general corporate purposes.
The 2024 Notes mature on August 15, 2029. We may elect to redeem the 2024 Notes in whole or in part at any time prior to July 15, 2029 at a price equal to the greater of (1) the aggregate principal balance outstanding plus the present value of all future interest payments due through July 15, 2029, and (2) the aggregate principal balance due plus any accrued and unpaid

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
interest. We may elect to redeem the 2024 Notes in whole or in part at any time on or after July 15, 2029 at a price equal to 100% of the aggregate principal amount of the 2024 Notes to be redeemed plus accrued and unpaid interest thereon.
In connection with the 2024 Notes offering, we recorded capitalized debt issuance costs and an original issue discount of $10.9 million. Such amounts will be amortized over the contractual life of the 2024 Notes using the effective interest method. The effective interest rate on the 2024 Notes is 6.583%. At December 31, 2024, $9.9 million of unamortized debt issuance costs and original issue discounts remained. At December 31 2023, $2.4 million of unamortized debt issuance costs remained related to the 2020 Notes.
During the twelve months ended December 31, 2024, we recorded a $6.8 million loss related to the redemption of the 2020 Notes in “Interest Expense” on our consolidated statements of operations and comprehensive income.
At December 31, 2024 and 2023, $15.6 million and $2.5 million, respectively, of accrued and unpaid interest was included in “Accounts Payable and Accrued Expenses” on our consolidated balance sheets.
Revolving Credit Facility
On April 29, 2024, we entered into a new $250 million five-year unsecured revolving credit facility (the 2024 Revolving Credit Facility) to replace our then outstanding $250 million four-year secured revolving credit facility (the 2021 Revolving Credit Facility). The 2024 Revolving Credit Facility matures on May 21, 2029. Borrowings under the 2024 Revolving Credit Facility may be used for general corporate purposes, including to support growth, new business production and operations, and accrue interest at a variable rate equal to, at our discretion, (i) a Base Rate (as defined in the 2024 Revolving Credit Facility) subject to a floor of 1.00% per annum plus a margin of 0.375% to 1.875% per annum, or (ii) the Adjusted Term Secured Overnight Financing Rate (as defined in the 2024 Revolving Credit Facility) plus a margin of 1.375% to 2.875% per annum, with the margin in each of (i) or (ii) based on our applicable corporate credit rating at the time. As of December 31, 2024 and 2023, no amounts were drawn under the 2024 or 2021 Revolving Credit Facilities, respectively.
Under the 2024 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of December 31, 2024, the applicable commitment fee was 0.225%. For the years ended December 31, 2024, 2023 and 2022, we recorded $0.6 million, $0.8 million and $0.8 million, respectively, of commitment fees in interest expense under the 2024 or 2021 Revolving Credit Facilities.
We incurred debt issuance costs of $2.1 million in connection with the 2024 Revolving Credit Facility and had $0.6 million of unamortized debt issuance costs associated with the 2021 Revolving Credit Facility remaining at the time of its replacement. Combined unamortized debt issuance costs are amortized through interest expense on a straight-line basis over the contractual life of the 2024 Revolving Credit Facility. At December 31, 2024 and 2023, unamortized deferred debt issuance costs of $2.3 million and $0.8 million, respectively, were recorded in “Other Assets” on our consolidated balance sheets.
Under the 2024 Revolving Credit Facility we are subject to certain covenants, including a maximum debt-to-total capitalization ratio of 35%, a minimum consolidated net worth requirement (as defined therein), and a requirement to maintain compliance with the financial standards prescribed by the private mortgage insurer eligibility requirements (PMIERs). We were in compliance with all covenants at December 31, 2024.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the years ended December 31,
	2024	2023	2022
	(In Thousands)
Net premiums written
Direct	$672,708	$619,670	$577,926
Ceded (1)	(134,755)	(139,130)	(117,680)
Net premiums written	$537,953	$480,540	$460,246

Net premiums earned
Direct	$699,787	$650,411	$594,127
Ceded (1)	(135,099)	(139,643)	(118,861)
Net premiums earned	$564,688	$510,768	$475,266
(1)    Net of profit commission.
Excess-of-loss Reinsurance
Insurance-Linked Notes
NMIC is a party to reinsurance agreements with Oaktown Re VI Ltd. and Oaktown Re VII Ltd. (special purpose reinsurance entities collectively referred to as the Oaktown Re Vehicles) effective April 27, 2021 and October 26, 2021, respectively. Each agreement provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the respective Oaktown Re Vehicle then provides second layer loss protection up to a defined reinsurance coverage amount. NMIC then retains losses in excess of the respective reinsurance coverage amounts.
NMIC makes risk premium payments to the Oaktown Re Vehicles for the applicable outstanding reinsurance coverage amount and pays an additional amount for anticipated operating expenses (capped at $250 thousand per year). NMIC ceded aggregate premiums to the Oaktown Re Vehicles of $20.4 million, $31.1 million and $41.9 million during the years ended December 31, 2024, 2023 and 2022, respectively.
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to the Oaktown Re Vehicles during the years ended December 31, 2024, 2023 and 2022, as the aggregate first layer risk retention for each applicable agreement was not exhausted during such periods.
Under the terms of each excess-of-loss reinsurance agreement, the Oaktown Re Vehicles are required to fully collateralize their outstanding reinsurance coverage amount to NMIC with funds deposited into segregated reinsurance trusts. Such trust funds are required to be invested in short-term U.S. Treasury money market funds at all times. Each Oaktown Re Vehicle financed its respective collateral requirement through the issuance of mortgage insurance-linked notes to unaffiliated investors. Such insurance-linked notes mature 12.5 years from the inception date of their associated reinsurance agreement. We refer to NMIC’s reinsurance agreements with and the insurance-linked note issuances by Oaktown Re Vehicles individually as the 2021-1 ILN Transaction and 2021-2 ILN Transaction, and collectively as the ILN Transactions.
The respective reinsurance coverage amounts provided by the Oaktown Re Vehicles decrease over a 12.5-year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled. As the reinsurance coverage decreases, a prescribed amount of collateral held in trust by the Oaktown Re Vehicles is distributed to ILN Transaction noteholders as amortization of the outstanding insurance-linked note principal balances. The outstanding reinsurance coverage amounts stop amortizing, and the distribution of collateral assets to ILN Transaction noteholders and amortization of insurance-linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event).
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
capital treatment afforded to NMIC under a given agreement. In addition, there are certain events that trigger mandatory termination of an agreement, including NMIC's failure to pay premiums or consent to reductions in a trust account to make principal payments to noteholders, among others.
Effective July 25, 2024 and December 27, 2024, NMIC exercised its optional termination rights to terminate its previously outstanding reinsurance agreements with and associated insurance-linked notes issued by Oaktown Re III Ltd. and by Oaktown Re V Ltd., respectively. In connection with the terminations, NMIC's excess of loss reinsurance agreements with Oaktown Re III Ltd. and Oaktown Re V Ltd. were commuted and the insurance-linked notes issued by Oaktown Re III Ltd. and Oaktown Re V Ltd. were redeemed in full with a distribution of remaining collateral assets.
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding ILN Transaction. Current amounts are presented as of December 31, 2024.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2021-1 ILN Transaction	April 27, 2021	10/1/2020 – 3/31/2021 (2)	$367,238	$145,697	$163,708	$162,984
2021-2 ILN Transaction	October 26, 2021	4/1/2021 – 9/30/2021 (3)	363,596	240,288	146,229	145,235
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

Under the terms of our ILN Transactions, we are required to maintain a certain level of restricted funds in premium deposit accounts with Bank of New York Mellon until the respective notes have been redeemed in full. “Cash and Cash Equivalents” on our consolidated balance sheets includes restricted amounts of $0.1 million and $1.3 million as of December 31, 2024 and 2023, respectively. The restricted balances required under these transactions will decline over time as the outstanding principal balance of the respective insurance-linked notes are amortized.
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
Under the terms of the XOL Transactions, NMIC makes risk premium payments to its third-party reinsurance providers for the outstanding reinsurance coverage amount and ceded aggregate premiums of $38.4 million, $31.2 million and $13.9 million during the years ended December 31, 2024, 2023 and 2022, respectively. NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each agreement. NMIC did not cede any incurred losses on covered policies under the XOL Transactions during the years ended December 31, 2024, 2023 and 2022, as the aggregate first layer risk retention for each agreement was not exhausted during such periods.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
Each of the third-party reinsurance providers that is party to the XOL Transactions has an insurer financial strength rating of A- or better by S&P Global Ratings (S&P), A.M. Best Company Inc. (A.M. Best) or both.
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding XOL Transaction. Current amounts are presented as of December 31, 2024.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2022-1 XOL Transaction	April 1, 2022	10/1/2021 – 3/31/2022 (2)	$289,741	$192,516	$133,366	$132,115
2022-2 XOL Transaction	July 1, 2022	4/1/2022 – 6/30/2022 (3)	154,306	129,157	78,906	77,144
2022-3 XOL Transaction	October 1, 2022	7/1/2022 – 9/30/2022	96,779	83,634	106,265	105,417
2023-1 XOL Transaction	January 1, 2023	10/1/2022 – 6/30/2023	89,864	82,315	146,513	145,716
2023-2 XOL Transaction	July 1, 2023	7/1/2023 – 12/31/2023	100,777	95,304	136,875	136,715
2024 XOL Transaction (4)	January 1, 2024	1/1/2024 – 12/31/2024	162,500	162,500	312,172	312,172
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
(4)    The 2024 XOL Transaction provides coverage for production generated between January 1, 2024 and December 31, 2024. The current reinsurance coverage and current first layer retained loss will decrease in future periods to the extent the PMIERs minimum required assets of the covered pool declines.

In October 2024, NMIC entered into two sequential excess-of-loss reinsurance treaties that will provide aggregate coverage for mortgage insurance policies to be written in 2025 and 2026 (the 2025 XOL Transaction and 2026 XOL Transaction, respectively). Under the terms of each agreement, NMIC will retain a first layer of aggregate loss exposure on covered policies and its reinsurance counterparties will then provide second layer loss protection up to a defined reinsurance coverage amount (of $283.8 million for the 2025 XOL Transaction and $164.2 million for the 2026 XOL Transaction). NMIC retains losses in excess of the respective reinsurance coverage amounts.
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
Under the terms of the 2016 QSR Transaction, NMIC cedes premiums written related to 20.5% of the risk on eligible primary policies written for all periods through December 31, 2017. The 2016 QSR Transaction is scheduled to terminate on December 31, 2027. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2020, or at the end of any calendar quarter thereafter, which could result in NMIC recapturing the related risk.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
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
Under the terms of the 2022 Seasoned QSR Transaction, NMIC cedes premiums earned related to 95% of the net risk on eligible policies primarily for a seasoned pool of mortgage insurance policies originated between January 1, 2013 to December 31, 2016 and July 1, 2019 to March 31, 2020, that had previously been covered under the retired Oaktown Re Ltd. and Oaktown Re IV Ltd. reinsurance transactions, after the consideration of coverage provided by other QSR Transactions. The 2022 Seasoned QSR Transaction is scheduled to terminate on June 30, 2032. NMIC has the option, based on certain conditions, to terminate the agreement as of June 30, 2025 or quarterly thereafter through December 31, 2027 with the payment of a termination fee, and as of March 31, 2028 or quarterly thereafter without the payment of a termination fee. Such termination could result in NMIC recapturing the related risk.
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
Effective January 1, 2025, NMIC terminated its engagement with one reinsurer under the 2016, 2018 and 2021 QSR Transactions by mutual agreement on a cut-off basis with no termination fees. Upon termination, NMIC recaptured approximately $100 million of previously ceded primary RIF. NMIC will stop ceding new premiums with respect to the recaptured risk and ceded premiums under each agreement will decrease by less than 1% in future periods.
In October 2024, NMIC entered into three sequential quota share reinsurance treaties that will provide coverage for mortgage insurance policies to be written in 2025, 2026 and 2027 (the 2025 QSR Transaction, 2026 QSR Transaction and 2027 QSR Transaction, respectively). Under the terms of the 2025 and 2026 QSR Transactions, NMIC will cede premiums earned related to 20% of the risk on eligible policies written between January 1, 2025 and December 31, 2026, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 62% that varies directly and inversely with ceded claims. Under the terms of the 2027 QSR Transaction, NMIC will cede premiums earned related to 12% of the risk on eligible policies written between January 1, 2027 and December 31, 2027, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 61% that varies directly and inversely with ceded claims.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
The following table shows amounts related to the QSR Transactions:

	As of and for the years ended December 31,
	2024	2023	2022
	(In Thousands)
Ceded risk-in-force	$13,024,200	$12,626,541	$12,617,169
Ceded premiums earned	(166,181)	(167,331)	(143,747)
Ceded claims and claim expenses	7,045	7,436	1,620
Ceding commission earned	40,663	39,211	32,314
Profit commission	89,790	90,006	80,714
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
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are realized from this account until exhausted. NMIC’s reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to the 2016 QSR Transaction was $1.1 million and $1.7 million as of December 31, 2024 and 2023, respectively.
In accordance with the terms of the 2018, 2020, 2021, 2022, 2022 Seasoned, 2023 and 2024 QSR Transactions, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also recognized quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The aggregate reinsurance recoverable on loss reserves related to the 2018, 2020, 2021, 2022, 2022 Seasoned, 2023, and 2024 QSR Transactions was $31.2 million and $25.8 million as of December 31, 2024 and 2023, respectively.
7. Reserves for Insurance Claims and Claim Expenses
We hold gross reserves in an amount equal to the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. A loan is considered to be in “default” as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as IBNR reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. As of December 31, 2024, we held gross reserves for insurance claims and claim expenses of $152.1 million. During the year ended December 31, 2024, we paid 276 claims totaling $10.5 million, including 266 claims covered under the QSR Transactions representing $2.3 million of ceded claims and claim expenses.
We had 6,642 loans in default in our primary insured portfolio as of December 31, 2024, which represented a 1.01% default rate against 659,567 total policies in-force and 5,099 loans in default in our primary portfolio as of December 31, 2023, which represented a 0.81% default rate against 629,690 total policies in-force. The size of the reserve we establish for each defaulted loan (and by extension our aggregate reserve for claims and claim expenses) reflects our best estimate of the future claim payment to be made for each individual loan in default. Our future claims exposure is a function of the number of defaulted loans that progress to claim payment (which we refer to as frequency) and the amount to be paid to settle such claims (which we

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
refer to as severity). Our estimates of claims frequency and severity are not formulaic, rather they are broadly synthesized based on historical observed experience for similarly situated loans and assumptions about future macroeconomic factors.
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses:

	For the years ended December 31,
	2024	2023	2022
	(In Thousands)
Beginning balance	$123,974	$99,836	$103,551
Less reinsurance recoverables (1)	(27,514)	(21,587)	(20,320)
Beginning balance, net of reinsurance recoverables	96,460	78,249	83,231

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	93,206	78,285	45,168
Prior years (3)	(61,662)	(56,390)	(48,762)
Total claims and claim expenses (benefits) incurred (4)	31,544	21,895	(3,594)

Less claims paid:
Claims and claim expenses paid:
Current year (2)	638	600	74
Prior years (3)	7,555	3,575	1,314
Reinsurance terminations	—	(491)	—
Total claims and claim expenses paid	8,193	3,684	1,388

Reserve at end of period, net of reinsurance recoverables	119,811	96,460	78,249
Add reinsurance recoverables (1)	32,260	27,514	21,587
Ending balance	$152,071	$123,974	$99,836
(1)    Related to ceded losses recoverable under the QSR Transactions. See Note 6, “Reinsurance” for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $83.5 million attributed to net case reserves and $8.1 million attributed to net IBNR reserves for the year ended December 31, 2024, $70.6 million attributed to net case reserves and $6.3 million attributed to net IBNR reserves for the year ended December 31, 2023, and $39.9 million attributed to net case reserves and $4.5 million attributed to net IBNR reserves for the year ended December 31, 2022.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $54.1 million attributed to net case reserves and $6.3 million attributed to net IBNR reserves for the year ended December 31, 2024, $50.9 million attributed to net case reserves and $4.5 million attributed to net IBNR reserves for the year ended December 31, 2023, and $42.5 million attributed to net case reserves and $4.7 million attributed to net IBNR reserves for the year ended December 31, 2022.
(4)    Excludes a $0.7 million termination fee for the year ended December 31, 2023 incurred in connection with the amendment of the 2020 QSR Transaction.

The “claims incurred” section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves, and is presented net of reinsurance. The amount of claims incurred relating to current year defaults increased during the year ended December 31, 2024, compared to the years ended December 31, 2023 and 2022, primarily due to an increase in the total number of new delinquencies emerging during the period tied to the growth and natural seasoning of our portfolio. Our provision for claims and claim expenses during the years ended December 31, 2024, 2023 and 2022 benefited from favorable development on prior year defaults. We recognized $61.7 million, $56.4 million and $48.8 million of favorable prior year development during the years ended December 31, 2024, 2023 and 2022, respectively, primarily due to cure activity and ongoing analysis of recent loss development trends. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $35.0 million related to prior year defaults remained as of December 31, 2024.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
The following tables provide claim development data by default year (or the year in which a default has occurred) and a reconciliation to the reserve for insurance claims and claim expenses. The information about net incurred losses and paid claims development for the years ended prior to 2024 is presented as supplementary information.

	Cumulative Incurred Claims and Allocated Claims Adjustment Expenses, net of Reinsurance (1)										As of December 31, 2024
Default Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total of IBNR	Defaults (2)
	Unaudited
	($ In Thousands)
2015	$699	$664	$743	$764	$894	$894	$894	$894	$894	$894	$—	—
2016		2,394	1,568	1,790	1,934	1,936	1,930	1,893	1,986	1,978	—	—
2017			6,028	3,475	3,570	3,807	3,716	3,718	3,712	3,661	—	—
2018				7,779	5,271	4,709	4,533	4,282	4,312	4,326	15	5
2019					14,391	7,229	5,781	4,604	4,606	4,223	27	14
2020						65,769	56,154	18,862	7,472	6,053	127	66
2021							22,847	14,337	4,092	2,626	67	47
2022								44,334	11,023	6,112	244	147
2023									76,967	24,734	1,519	775
2024										91,583	6,115	5,588
									Total	$146,190	$8,114	6,642
(1)    Amounts include case and IBNR reserves.
(2)    Number of defaults outstanding as of December 31, 2024.

	Cumulative Paid Claims and Claims Adjustment Expenses, net of Reinsurance
Default Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Unaudited
	(In Thousands)
2015	$50	$246	$684	$720	$804	$894	$894	$894	$894	$894
2016		171	890	1,596	1,826	1,827	1,877	1,878	1,978	1,978
2017			27	1,655	2,925	3,494	3,640	3,655	3,661	3,661
2018				130	1,981	3,537	3,780	3,909	4,116	4,121
2019					69	2,368	3,212	3,534	3,621	3,860
2020						586	1,320	1,909	3,265	4,357
2021							16	274	914	1,633
2022								74	1,252	2,861
2023									600	4,481
2024										638
									Total	$28,484

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

Reconciliation of Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
(In Thousands)
As of December 31, 2024
Cumulative Incurred Claims and Allocated Claims Adjustment Expenses, net of Reinsurance	$146,190
Cumulative Paid Claims and Claims Adjustment Expenses, net of Reinsurance	(28,484)
All outstanding liabilities before 2015, net of reinsurance	—
Liabilities for unpaid claims and allocated claims adjustment expenses, net of reinsurance	117,706
Reinsurance recoverable on unpaid claims	32,260
Unallocated claims adjustment expenses	2,105
Total gross liability for unpaid claims and claim adjustment expenses	$152,071

The following supplementary information shows the average percentage of claims and allocated claims adjustment expenses paid in the years following the incurrence of a claim as of December 31, 2024:

	Average annual percentage payout of incurred claims and allocated claims adjustment expenses by age, net of reinsurance (unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Claims duration disclosure	3%	29%	29%	13%	6%	5%	0%	2%	0%	0%
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
The following table reconciles the net income and the weighted average shares of common stock outstanding used in the computations of basic and diluted EPS of common stock:

	For the years ended December 31,
	2024	2023	2022
	(In Thousands, except for per share data)
Net income	$360,106	$322,110	$292,902
Basic weighted average shares outstanding	79,844	82,407	84,921
Basic earnings per share	$4.51	$3.91	$3.45

Net income	$360,106	$322,110	$292,902
Gain from change in fair value of warrant liability (1)	—	—	(1,113)
Diluted net income	$360,106	$322,110	$291,789

Basic weighted average shares outstanding	79,844	82,407	84,921
Dilutive effect of issuable shares	1,429	1,447	1,078
Diluted weighted average shares outstanding	81,273	83,854	85,999

Diluted earnings per share	$4.43	$3.84	$3.39

Anti-dilutive shares	11	2	18
(1)    We issued 992 thousand warrants in connection with a private placement of our common stock in April 2012. The warrants were issued with a ten-year contractual term and all unexercised warrants expired in April 2022. Changes in the fair value of warrants were reported in our consolidated statements of operations and comprehensive income in the period in which such changes occurred. No warrants remained outstanding as of December 31, 2024, 2023 or 2022.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
9. Segment Reporting
We manage our business activities on a consolidated basis under a single reportable operating segment and our Chief Executive Officer (CEO) serves as the Chief Operating Decision Maker (CODM).
Our Mortgage Insurance segment provides private mortgage insurance and ancillary loan review services and our CODM evaluates our performance and allocates resources based on our consolidated financial results, including consolidated revenue, expenses, net income, assets and shareholders' equity. Our CODM reviews these financial metrics to gauge our performance and make strategic decisions, such as whether to reinvest profits in our Mortgage Insurance segment or return capital to shareholders.
The significant revenue and expense categories that are regularly reviewed by our CODM align with those presented on our consolidated statement of operations and comprehensive income (see “Consolidated Statement of Operations and Comprehensive Income”), and the accounting policies governing our Mortgage Insurance segment are the same as those described in Note 2, “Summary of Significant Accounting Policies.”
Included in our consolidated statement of operations, investment income, also referred to as interest revenue, for the years ended December 31, 2024, 2023 and 2022 were $86.4 million, $68.2 million and $47.7 million, respectively, and are reported within "Net Investment Income.” Amortization and depreciation expense for software, equipment, and leasehold improvements for the years ended December 31, 2024, 2023 and 2022 were $11.9 million, $11.5 million and $11.9 million, respectively.
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
The 2014 Plan was originally approved by our stockholders at our annual meeting on May 8, 2014 and authorized 4.0 million shares of common stock to be reserved for issuance. On May 11, 2017, our stockholders approved amendments to the 2014 Plan at our annual stockholder meeting, authorizing an additional 2.0 million shares of common stock for issuance, increasing the total shares of common stock reserved for issuance under the plan to 6.0 million with the full amount available to be issued as either RSUs or options. On May 12, 2022, our stockholders approved further amendments to the 2014 Plan, authorizing an additional 2.25 million shares of common stock for issuance, increasing the total shares of common stock reserved for issuance under the plan to 8.25 million with the full amount available to be issued as either RSUs or options. These shares may be either authorized as unissued shares or treasury shares. Options granted under the 2014 Plan are non-qualified stock options and may be granted to employees, directors and other key persons. The exercise price per share for options covered by the 2014 Plan is determined by the Board at the time of grant, but shall not be less than the fair market value of our common stock, defined as the closing price of our common stock, on the date of the grant. The term of the stock option grants is established by the Board, but no stock option shall be exercisable more than ten years after the date the stock option was granted. The vesting period of the stock option grants is also established by the Board at the time of grant and is generally expected to be a three-year period.
For the years ended December 31, 2024, 2023 and 2022, we incurred $19.8 million, $16.9 million and $15.4 million, respectively, of expenses related to awards granted under the Stock Plans and we recognized associated gross income tax benefits of $4.2 million, $3.6 million and $3.2 million during each respective period.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
A summary of option activity during the year ended December 31, 2024 is as follows:

For the year ended December 31, 2024	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
	(Shares in Thousands)
Options outstanding at December 31, 2023	731	$5.61	$15.53
Options granted	—	—	—
Options exercised (1)	(1)	4.97	12.32
Options forfeited	—	—	—
Options expired	—	—	—
Options outstanding at December 31, 2024 (2)	730	$5.61	$15.53

(1)    During the year ended December 31, 2024, 1.3 thousand options were exercised with an aggregate intrinsic value of $24 thousand.
(2)    The weighted average remaining contractual life of such options was 2.81 years as of December 31, 2024. The aggregate intrinsic value of such fully vested and exercisable options was $15.5 million as of December 31, 2024.
No stock options were granted during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, all outstanding options had vested and no unrecognized compensation cost related to non-vested stock options remained.
A summary of RSU activity during the year ended December 31, 2024 is as follows:

For the year ended December 31, 2024	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2023	1,336	$23.41
Restricted stock units granted	658	30.54
Performance adjustment (1)	142	23.07
Restricted stock units vested (2)	(764)	23.51
Restricted stock units forfeited	(91)	26.52
Non-vested restricted stock units at December 31, 2024	1,281	$26.75
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
At December 31, 2024, we had 1.3 million granted and non-vested RSUs with a weighted average remaining contractual life of 1.26 years, consisting of 0.8 million RSUs that are subject to service-based vesting requirements and 0.5 million RSUs that are subject to performance and service-based vesting requirements. The total fair value of RSUs vested during the year ended December 31, 2024 was $18.0 million. As of December 31, 2024, $13.9 million of total unrecognized compensation costs related to non-vested RSUs remained. Total remaining unrecognized compensation costs related to non-vested RSUs outstanding at December 31, 2024 will be recognized on a weighted average basis over 1.29 years.
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
401(k) Savings Plan
We offer our employees a 401(k) Savings Plan (401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (IRC). Under the 401(k) Plan, we match up to 100% of eligible employees' pre-tax contributions up to 5% of eligible compensation. During the years ended December 31, 2024, 2023 and 2022, we incurred approximately $2.1 million, $1.9 million and $2.0 million of expense related to our matching 401(k) Plan contributions, respectively.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
11. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. NMIH files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries.
Total income tax expense consists of the following components:

	For the years ended December 31,
	2024	2023	2022
	(In Thousands)
Current	$22,607	$—	$10
Deferred	80,698	90,593	84,393
Total income tax expense	$103,305	$90,593	$84,403
The following table presents a reconciliation between the federal statutory income tax rate and our effective income tax rate:

	For the years ended December 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State provision	0.7	0.6	0.6
Share-based and other compensation	0.7	0.4	0.5
Warrant gain	—	—	(0.1)
Other	(0.1)	—	0.4
Effective income tax rate	22.3%	22.0%	22.4%

The components of our net deferred tax liability are summarized as follows:

	As of December 31,
	2024	2023
Deferred tax asset:	(In Thousands)
Unrealized loss on investments	$32,088	$36,085
Net operating loss carryforward	8,869	8,910
Share-based compensation	5,980	6,026
Unearned premium reserve	2,800	3,957
Accrued expenses	1,581	1,369
Other	1,265	1,190
Total gross deferred tax asset	52,583	57,537
Less: valuation allowance	(9,486)	(9,169)
Total deferred tax asset	43,097	48,368
Deferred tax liability:
Contingency reserve	(411,421)	(331,342)
Deferred acquisition costs	(13,885)	(13,586)
Capitalized software	(306)	(2,496)
Other	(3,677)	(2,517)
Total deferred tax liability	(429,289)	(349,941)
Net deferred income tax (liability)	$(386,192)	$(301,573)
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
During the years ended December 31, 2024, 2023 and 2022, we purchased $86.9 million, $80.9 million and $65.2 million, of tax and loss bonds, respectively. As of December 31, 2024 and 2023, we held $322.2 million and $235.3 million of tax and loss bonds, respectively, in “Prepaid Federal Income Taxes” on our consolidated balance sheets.

At December 31, 2024, we had a federal net operating loss carryforward of $1.0 million which expires in varying amounts in 2030 and 2031, and state net operating loss carryforwards of $135.2 million, which begin to expire in varying amounts in 2032. Section 382 of the IRC imposes annual limitations on a corporation's ability to utilize its net operating loss carryforward if it experiences an “ownership change.” As a result of the acquisition of our insurance subsidiaries in 2012, $7.3 million of federal net operating losses were subject to annual limitations of $0.8 million through 2016, $0.5 million in 2017 and $0.3 million, thereafter, through 2028. Our federal net operating loss carryforward arises from this limitation and the constraint on our ability to utilize the net operating loss carryforward in full during the current period.
We are required to establish a valuation allowance against our deferred tax assets when it is more likely than not that all or a portion of the asset will not be realized. We assess our need for a valuation allowance on a quarterly basis. In the course of our review, we assess all available evidence, both positive and negative, including our expectations for future sources of income and contractual cash flows, the availability and application of tax planning strategies, and the potential reversal of temporary tax differences. At December 31, 2024 and 2023, we recorded valuation allowances of $9.5 million and $9.2 million, respectively, against state net deferred tax assets. The valuation allowances for both years primarily relate to state net operating losses generated by NMIH, as NMIH has historically operated at a loss and currently only generates revenue from its investment portfolio.
As of December 31, 2024 and 2023, we had zero reserves for unrecognized tax benefits as we have taken no material uncertain tax positions that would have required a reserve to be measured and recognized.
We file income tax returns with the U.S. federal government and various state jurisdictions that are subject to potential examination by tax authorities. We are not currently under examination by federal or state jurisdictions. Our U.S. federal income tax returns for 2021 and subsequent years, and state income tax returns for 2020 and subsequent years, remain open by statute.

12. Software and Equipment
Software and equipment consist largely of capitalized software developed to support our mortgage insurance operations. Software and equipment, net of accumulated amortization and depreciation, as of December 31, 2024 and 2023, consists of the following:

	December 31, 2024	December 31, 2023
	(In Thousands)
Software	$97,535	$91,363
Equipment	10,490	11,409
Leasehold improvements	2,511	2,511
Subtotal	110,536	105,283
Accumulated amortization and depreciation	(84,855)	(75,031)
Software and equipment, net	$25,681	$30,252
Capitalized costs for software, equipment, and leasehold improvements during the years ended December 31, 2024, 2023 and 2022 were $7.4 million, $9.9 million and $11.8 million, respectively. Amortization and depreciation expense for software, equipment, and leasehold improvements for the years ended December 31, 2024, 2023 and 2022 were $11.9 million, $11.5 million and $11.9 million, respectively.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
13. Intangible Assets and Goodwill
Intangible assets and goodwill consist of identifiable intangible assets and goodwill purchased in connection with the acquisition of our insurance subsidiaries. Intangible assets and goodwill as of both December 31, 2024 and 2023 were as follows:

	(In Thousands)	Expected Lives
Goodwill	$3,244	Indefinite
State licenses	260	Indefinite
GSE applications	130	Indefinite
Total intangible assets and goodwill	$3,634
We test goodwill and intangible assets for impairment annually or more frequently if we believe indicators of impairment exist. No impairments of indefinite-lived intangibles or goodwill were identified during the years ended December 31, 2024, 2023 and 2022.
14. Leases
We have two operating lease agreements related to our corporate headquarters and a data center facility for which we recognized operating ROU assets and lease liabilities of $8.2 million and $10.3 million in “Other Assets” and “Other Liabilities,” respectively, on our consolidated balance sheets as of December 31, 2024. As of December 31, 2023, we recognized operating ROU assets and lease liabilities of $9.1 million and $11.4 million, respectively. As of December 31, 2024 and 2023, we did not have any finance leases.
In February 2024, we renewed the lease of our data center facility, extending its term through January 2026. Upon the extension, the ROU asset and liability associated with the lease was remeasured, using our current estimated incremental borrowing rate, resulting in an aggregate increase to ROU assets and lease liabilities of $0.5 million. We did not enter into any new operating leases or recognize any new ROU assets or lease liabilities during the year ended December 31, 2023.
The following table provides a summary of our ROU asset and lease liability assumptions as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term	5.1 years	6.2 years
Weighted average discount rate	6.50%	6.50%
Cash paid on our operating leases for the years ended December 31, 2024, 2023 and 2022 was $2.3 million, $1.5 million and $0.8 million and lease expense incurred was $2.1 million, $2.0 million and $2.0 million during each respective period.
Future payments due under our existing operating leases as of December 31, 2024 are as follows:

Years ending December 31,	(In Thousands)
2025	$2,373
2026	2,211
2027	2,256
2028	2,322
2029	2,392
2030 and thereafter	602
Total undiscounted lease payments	12,156
Less effects of discounting	(1,892)
Present value of lease payments	$10,264
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
DECEMBER 31, 2024
15. Commitments and Contingencies
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
16. Common Stock
As of December 31, 2024 and 2023, we had 78.6 million and 80.9 million outstanding shares of common stock, respectively. Holders of our common stock have no preemptive or conversion rights or other subscription rights, and there are no redemption or sinking fund provisions applicable to the common stock. Each holder of our common stock is entitled to one vote per share on all matters to be voted upon by stockholders, and there are no cumulative voting rights. Holders of common stock are entitled to receive dividends ratably if any are declared.
Share repurchase program
On February 10, 2022, our Board of Directors authorized a $125 million share repurchase program (excluding associated costs and applicable taxes, the 2022 Repurchase Program) effective through December 31, 2023. On July 31, 2023, our Board of Directors authorized a $200 million share repurchase program (excluding associated costs and applicable taxes, the 2023 Repurchase Program) effective through December 31, 2025 and extended our 2022 Repurchase Program through December 31, 2025 to align its remaining tenor with that of the 2023 Repurchase Program. The authorization provides us the flexibility, based on market and business conditions, stock price and other factors, to repurchase stock from time to time through open market purchases, privately negotiated transactions, or other means, including pursuant to Rule 10b5-1 trading plans.
During the year ended December 31, 2024, we repurchased 2.8 million shares at an average price of $33.98 per share (excluding associated costs and applicable taxes). During the year ended December 31, 2023, we repurchased 3.5 million shares at an average price of $25.93 per share (excluding associated costs and applicable taxes). As of December 31, 2024, we had $80.1 million of repurchase authorization remaining.
17. Regulatory Information
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
The following table presents NMIC's statutory net income, statutory surplus, contingency reserve, statutory capital and risk-to-capital (RTC) ratio as of and for the years ended December 31, 2024, 2023 and 2022:

	As of and for the years ended December 31,
	2024	2023	2022
	(In Thousands)
Statutory net income	$111,205	$104,464	$107,418

Statutory surplus	984,362	963,085	980,225
Contingency reserve	1,905,990	1,573,360	1,266,038
Statutory capital (1)	$2,890,352	$2,536,445	$2,246,263

Risk-to-capital	12.7:1	11.4:1	11.1:1
(1)    Represents the total of the statutory surplus and contingency reserve.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
Re One recorded statutory income of $43 thousand for the year ended December 31, 2024, and a statutory loss of $0.4 million and $58 thousand for the years ended December 31, 2023 and 2022, respectively. Re One had $2.1 million and $2.0 million of statutory capital at December 31, 2024 and 2023, respectively.
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
As of December 31, 2024, NMIC's performing primary RIF, net of reinsurance, was approximately $36.6 billion and its RTC ratio was 12.7:1. As of December 31, 2023, NMIC's performing primary RIF, net of reinsurance, was approximately $29.0 billion and its RTC ratio was 11.4:1.
Debt Service Allocation
The Wisconsin OCI has approved the allocation of interest expense on the $425 million 2024 Notes and $250 million 2024 Revolving Credit Facility to NMIC, to the extent proceeds from such offering and facility are distributed to NMIC or used to repay, redeem or otherwise defease amounts raised by NMIC under prior credit arrangements that have previously been distributed to NMIC.
Dividend Restrictions
NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware law provides that dividends are only payable out of a corporation's capital surplus or, subject to certain limitations, recent net profits.
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs that may restrict their ability to pay dividends to NMIH. Under Wisconsin law, NMIC and Re One may pay dividends up to specified levels (i.e., “ordinary” dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts (i.e., “extraordinary” dividends), are subject to the Wisconsin OCI's prior approval. Under Wisconsin law, an extraordinary dividend is defined as any payment or distribution that together with other dividends and distributions made within the preceding twelve months, exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the twelve-month period ending the preceding December 31. During the year ended December 31, 2024, NMIC paid a $96.3 million ordinary course dividend to NMIH. NMIC has the capacity to pay aggregate ordinary dividends of $98.4 million to NMIH during the twelve-month period ending December 31, 2025.
As an approved insurer under PMIERs, NMIC would generally be subject to additional restrictions on its ability to pay dividends to NMIH if it failed to meet the financial requirements prescribed by PMIERs. Approved insurers that fail to meet the prescribed PMIERs financial requirements are not permitted to pay dividends without prior approval from the GSEs.
18. Subsequent events
Share repurchase program approval and extension of existing program
On February 5, 2025, our Board of Directors authorized a new $250 million share repurchase program (excluding associated costs and applicable taxes) effective through December 31, 2027. The authorization provides us the flexibility, based on market and business conditions, stock price and other factors, to repurchase stock from time to time through open market repurchases, privately negotiated transactions, or other means, including pursuant to Rule 10b5-1 trading plans. Concurrent with the new authorization, our Board of Directors also approved an extension of our existing share repurchase programs through December 31, 2027 to align its remaining tenor with that of the new $250 million program.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their report, which appears below.
There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
NMI Holdings, Inc.
Emeryville, California
Opinion on Internal Control over Financial Reporting
We have audited NMI Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the accompanying index appearing under Part IV, Item 15 – Exhibits and Financial Statement Schedules and our report dated February 14, 2024 expressed an unqualified opinion thereon.
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
February 14, 2025

Item 9B. Other Information
    None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
    Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2024. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2024. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2024. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
    The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2024. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2024. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1.    Financial Statements — See the “Index to Financial Statements” included in Part II, Item 8 of this report for a list of the financial statements filed as part of this report.
2.    Financial Statement Schedules — The following financial statement schedules are filed as part of this Form 10-K and appear immediately following the signature page. See the “Index to Financial Statement Schedules” on page 127.
Schedule I — Summary of Investments — other than investments in related parties as of December 31, 2024
Schedule II — Financial Information of Registrant as of December 31, 2024
Schedule IV — Reinsurance as of December 31, 2024
All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in our Consolidated Financial Statements and notes thereto.
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

10.12 ~ *	Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Independent Directors)
10.13 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Employees) (incorporated herein by reference to Exhibit 10.34 to our Form 10-Q, filed on May 2, 2019)

10.14 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Executives) (incorporated herein by reference to Exhibit 10.22 to our Form 10-K, filed on February 15, 2024)

10.15 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Employees) (incorporated herein by reference to Exhibit 10.23 to our Form 10-K, filed on February 15, 2024)

10.16 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Based) (incorporated herein by reference to Exhibit 10.24 to our Form 10-K, filed on February 15, 2024)

10.17 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Agreement (For Employees) (incorporated herein by reference to Exhibit 10.35 to our Form 10-Q, filed on May 2, 2019)

10.18 ~ *	Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Executives)
10.19 ~ *	Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Employees)
10.20 ~ *	Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Based)
10.21 ~
Form of Indemnification Agreement between NMI Holdings, Inc. and its directors and certain executive officers (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on November 25, 2014)

10.22 ~	NMI Holdings, Inc. Severance Benefit Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 17, 2016)
10.23 ~	NMI Holdings, Inc. Amended and Restated Change in Control Severance Benefit Plan (incorporated herein by reference to Exhibit 10.30 to our Form 10-Q, filed on October 30, 2018)
10.24 ~	Offer Letter by and between NMI Holdings, Inc. and William Leatherberry, dated July 11, 2014 (incorporated herein by reference to Exhibit 10.10 to our Form 10-Q, filed on April 28, 2016)
10.25 ~
Employment Letter by and between NMI Holdings, Inc. and Bradley M. Shuster, effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 28, 2018)

10.26 ~	Offer Letter by and between NMI Holdings, Inc. and Adam Pollitzer, dated September 9, 2021 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on September 9,2021)
10.27 ~	Offer Letter by and between NMI Holdings, Inc. and Ravi Mallela, dated December 20, 2021 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 21, 2021)
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

19.1 *	Insider Trading and Information Policy
21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
22.1	Guaranteed Securities by Subsidiary Guarantor (incorporated herein by reference to Exhibit 22.1 to our Form 10-K, filed on February 16, 2022)
23.1	Consent of BDO USA, P.C.
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	NMI Holdings, Inc. Compensation Recovery Policy, Effective September 13, 2023 (incorporated herein by reference to Exhibit 97.1 to our Form 10-K, filed on February 15, 2024)
101
The following financial information from NMI Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in XBRL (eXtensible Business Reporting Language):
     (i) Consolidated Balance Sheets as of December 31, 2024 and 2023,
     (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2024,
     (iii) Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2024,
     (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2024, and
     (v) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

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

NMI HOLDINGS, INC.
Date: February 14, 2025	By: /s/ Adam S. Pollitzer
Name: Adam S. Pollitzer Title: Chief Executive Officer

Signature	Title	Date
/s/ Adam S. Pollitzer
Adam S. Pollitzer /s/ Aurora Swithenbank	Chief Executive Officer (Principal Executive Officer)	2/14/2025
Aurora Swithenbank /s/ Nicholas D. Realmuto	Chief Financial Officer (Principal Financial Officer)	2/14/2025
Nicholas D. Realmuto /s/ Bradley M. Shuster	Controller	2/14/2025
Bradley M. Shuster /s/ Steven L. Scheid	Executive Chairman	2/14/2025
Steven L. Scheid /s/ Regina Muehlhauser	Director	2/14/2025
Regina Muehlhauser /s/ Michael Montgomery	Director	2/14/2025
Michael Montgomery /s/ Michael Embler	Director	2/14/2025
Michael Embler /s/ Lynn S. McCreary	Director	2/14/2025
Lynn S. McCreary /s/ Priya Huskins	Director	2/14/2025
Priya Huskins /s/ John C. Erickson	Director	2/14/2025
John C. Erickson	Director	2/14/2025

NMI HOLDINGS, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2024	Amortized Cost	Fair Value	Amount Reflected on Balance Sheet
	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$115,342	$116,060	$116,060
Municipal debt securities	684,523	635,245	635,245
Corporate debt securities	1,949,800	1,847,640	1,847,640
Asset-backed securities	44,104	41,980	41,980
Total bonds	2,793,769	2,640,925	2,640,925
Short-term investments	82,574	82,616	82,616
Total investments	$2,876,343	$2,723,541	$2,723,541

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
PARENT COMPANY ONLY

	December 31, 2024	December 31, 2023
	(In Thousands, except for share data)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost of $92,878 and $49,520 as of December 31, 2024 and December 31, 2023, respectively)	$91,283	$47,290
Cash and cash equivalents	40,876	66,374
Investment in subsidiaries, at equity in net assets	2,846,717	2,468,333
Accrued investment income	198	235
Due from affiliates, net	93,254	91,126
Software and equipment, net	25,681	30,252
Deferred tax asset, net	113	—
Other assets	15,332	13,858
Total assets	$3,113,454	$2,717,468

Liabilities
Debt	$415,146	$397,595
Accounts payable and accrued expenses	47,812	38,524
Deferred tax liability, net	422,800	343,956
Other liabilities	10,264	11,389
Total liabilities	896,022	791,464

Shareholders' equity
Common stock - $0.01 par value; 87,902,626 shares issued and 78,600,726 shares outstanding as of December 31, 2024 and 87,334,138 shares issued and 80,881,280 shares outstanding as of December 31, 2023 (250,000,000 shares authorized)	879	873
Additional paid-in capital	1,004,692	990,816
Treasury stock, at cost: 9,301,900 and 6,452,858 common shares as of December 31, 2024 and December 31, 2023, respectively	(246,594)	(148,921)
Accumulated other comprehensive loss, net of tax	(124,804)	(139,917)
Retained earnings	1,583,259	1,223,153
Total shareholders' equity	2,217,432	1,926,004
Total liabilities and shareholders' equity	$3,113,454	$2,717,468

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF OPERATIONS
PARENT COMPANY ONLY

	For the years ended December 31,
	2024	2023	2022
	(In Thousands)
Revenues
Net investment income	$5,142	$3,920	$1,204
Net realized investment gains (losses)	33	(31)	(13)
Total revenues	5,175	3,889	1,191

Expenses
Other operating expenses	7,468	7,828	7,590
Gain from change in fair value of warrant liability	—	—	(1,113)
Total expenses	7,468	7,828	6,477

Equity in net income of subsidiaries	442,762	412,974	378,406

Income before income taxes	440,469	409,035	373,120
Income tax expense	80,363	86,925	80,218
Net income	$360,106	$322,110	$292,902

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) in accumulated other comprehensive loss, net of tax expense (benefit) of $133, $312, and $(748) for each of the years in the three-year period ended December 31, 2024, respectively	499	1,173	(2,815)
Reclassification adjustment for realized losses included in net income, net of tax benefit of $0, $7 and $3 for each of the years in the three-year period ended December 31, 2024, respectively	—	25	10
Equity in other comprehensive income (loss) of subsidiaries	14,614	63,208	(203,003)
Other comprehensive income (loss), net of tax	15,113	64,406	(205,808)
Comprehensive income	$375,219	$386,516	$87,094

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF OPERATIONS
PARENT COMPANY ONLY

	For the years ended December 31,
	2024	2023	2022
Cash flows from operating activities	(In Thousands)
Net income	$360,106	$322,110	$292,902
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(33)	31	13
Gain from change in fair value of warrant liability	—	—	(1,113)
Depreciation and amortization	(2,505)	(890)	789
Loss on extinguishment of debt	6,966	—	—
Amortization of debt discount and debt issuance costs	2,214	1,962	1,846
Deferred income taxes	78,599	88,192	81,057
Share-based compensation expense	19,811	16,914	15,425
Changes in operating assets and liabilities:
Investment in subsidiaries, at equity in net assets	(346,453)	(314,556)	(343,477)
Accrued investment income	37	205	(73)
Receivable from affiliates	(2,128)	(8,108)	3,348
Other assets	(1,070)	(57)	518
Accounts payable and accrued expenses	8,764	2,605	(8,731)
Net cash provided by operating activities	124,308	108,408	42,504
Cash flows from investing activities
Capitalization of subsidiaries	(17,317)	(800)	(800)
Purchase of short-term investments	(119,337)	(89,068)	(110,076)
Purchase of fixed-maturity investments, available-for-sale	(12,142)	—	—
Proceeds from maturities of short-term investments	88,700	100,607	86,995
Proceeds from maturities and redemptions of fixed-maturity investments, available-for-sale	1,959	30,538	19,673
Software and equipment	5,030	2,169	1,291
Net cash (used in) provided by investing activities	(53,107)	43,446	(2,917)
Cash flows from financing activities
Proceeds from issuance of common stock related to employee equity plans	4,290	10,549	5,442
Proceeds from issuance of common stock related to warrant exercises	—	—	518
Taxes paid related to net share settlement of equity awards	(10,219)	(9,356)	(5,213)
Proceeds from senior unsecured notes	419,705	—	—
Repayments of senior secured notes	(405,080)	—	—
Payments of debt issuance costs	(7,785)	—	—
Repurchase of common stock	(97,610)	(91,613)	(56,575)
Net cash used in financing activities	(96,699)	(90,420)	(55,828)

Net (decrease) increase in cash, cash equivalents and restricted cash	(25,498)	61,434	(16,241)
Cash, cash equivalents and restricted cash, beginning of period	66,374	4,940	21,181
Cash, cash equivalents and restricted cash, end of period	$40,876	$66,374	$4,940

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
Note B
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs that may restrict their ability to pay dividends to NMIH. Under Wisconsin law, NMIC and Re One may pay dividends up to specified levels (i.e., “ordinary” dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts (i.e.,“extraordinary” dividends), are subject to the Wisconsin OCI's prior approval. Under Wisconsin law, an extraordinary dividend is defined as any payment or distribution that together with other dividends and distributions made within the preceding twelve months exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the twelve-month period ending the preceding December 31. During the year ended December 31, 2024, NMIC paid a $96.3 million ordinary course dividend to NMIH, representing its full ordinary course dividend capacity payable under Wisconsin insurance laws for the twelve-month period ending December 31, 2024. NMIC has the capacity to pay aggregate ordinary dividends of $98.4 million to NMIH during the twelve-month period ending December 31, 2025.
The remaining net assets from dividend capacity are considered restricted. As of December 31, 2024, the amount of restricted net assets held by our consolidated insurance subsidiaries, which represents our equity investment in those insurance subsidiaries less their aggregate dividend capacity, totaled $2.8 billion, compared to $2.5 billion as of December 31, 2023.
Note C
The Parent Company provides certain services to its subsidiaries. The Parent Company allocates to its subsidiaries corporate expense it incurs in the capacity of supporting those subsidiaries, based on either an allocated percentage of time spent or internally allocated capital. Total operating expenses allocated to subsidiaries for each of the years in the three-year period ended December 31, 2024 were $177.2 million, $163.9 million and $148.4 million, respectively. Amounts charged to the subsidiaries for operating expenses are based on actual cost, without any mark-up. The Parent Company considers these charges fair and reasonable. The subsidiaries reimburse the Parent Company for these costs in a timely manner, which has the impact of improving the cash flows of the Parent Company.

NMI HOLDINGS, INC.
SCHEDULE IV - FINANCIAL INFORMATION OF REGISTRANT
REINSURANCE

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the years ended December 31,	(In Thousands)
2024	$699,787	$135,099	$—	$564,688	—%
2023	650,411	139,643	—	510,768	—
2022	594,127	118,861	—	475,266	—