Form 10-Q
period 2025-03-31
NMI Holdings, Inc.
filed 2025-04-30
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on April 24, 2025 was 78,122,938 shares.

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
•changes in the charters, business practices, policy, pricing or priorities of Fannie Mae and Freddie Mac (collectively, the GSEs), which may include decisions that have the impact of decreasing or discontinuing the use of mortgage insurance as credit enhancement generally, or with first time homebuyers or on very high- loan-to-value (LTV) mortgages; or changes in the direction of housing policy objectives of the Federal Housing Finance Agency (FHFA), such as the FHFA's priority to increase the accessibility to and affordability of homeownership for low-and-moderate income borrowers and underrepresented communities;
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
For further information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report on Form 10-Q, including the exhibits hereto. In addition, for additional discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner, you should review Risk Factors in Part II, Item 1A of this Report and in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 10-K), as subsequently updated in other reports we file from time to time with the U.S. Securities and Exchange Commission (SEC).
Unless expressly indicated or the context requires otherwise, the terms “we,” “our,” “us,” “Company” and “NMI” in this document refer to NMI Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries on a consolidated basis.

PART I
Item 1. Financial Statements

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2025	December 31, 2024
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $2,923,088 and $2,876,343 as of March 31, 2025 and December 31, 2024, respectively)	$2,809,247	$2,723,541
Cash and cash equivalents (including restricted cash of $90 as of December 31, 2024)	74,209	54,308
Premiums receivable, net	84,153	82,804
Accrued investment income	23,641	22,386
Deferred policy acquisition costs, net	64,013	64,327
Software and equipment, net	24,960	25,681
Intangible assets and goodwill	3,634	3,634
Reinsurance recoverable	31,379	32,260
Prepaid federal income taxes	322,175	322,175
Other assets	18,785	18,857
Total assets	$3,456,196	$3,349,973

Liabilities
Debt	$415,606	$415,146
Unearned premiums	59,176	65,217
Accounts payable and accrued expenses	78,937	103,164
Reserve for insurance claims and claim expenses	151,847	152,071
Deferred tax liability, net	418,916	386,192
Other liabilities	10,143	10,751
Total liabilities	1,134,625	1,132,541
Commitments and contingencies

Shareholders' equity
Common stock - $0.01 par value; 88,321,226 shares issued and 78,301,469 shares outstanding as of March 31, 2025 and 87,902,626 shares issued and 78,600,726 shares outstanding as of December 31, 2024 (250,000,000 shares authorized)	883	879
Additional paid-in capital	1,001,545	1,004,692
Treasury Stock, at cost: 10,019,757 and 9,301,900 common shares as of March 31, 2025 and December 31, 2024, respectively	(272,647)	(246,594)
Accumulated other comprehensive loss, net of tax	(94,028)	(124,804)
Retained earnings	1,685,818	1,583,259
Total shareholders' equity	2,321,571	2,217,432
Total liabilities and shareholders' equity	$3,456,196	$3,349,973

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended March 31,
	2025	2024
	(In Thousands, except for per share data)
Revenues
Net premiums earned	$149,366	$136,657
Net investment income	23,686	19,436
Net realized investment gains	24	—
Other revenues	170	160
Total revenues	173,246	156,253
Expenses
Insurance claims and claim expenses	4,478	3,694
Underwriting and operating expenses	30,175	29,815
Service expenses	116	137
Interest expense	7,106	8,040
Total expenses	41,875	41,686

Income before income taxes	131,371	114,567
Income tax expense	28,812	25,517
Net income	$102,559	$89,050

Earnings per share
Basic	$1.31	$1.10
Diluted	$1.28	$1.08

Weighted average common shares outstanding
Basic	78,407	80,726
Diluted	79,858	82,099

Net income	$102,559	$89,050
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) in accumulated other comprehensive loss, net of tax expense (benefit) of $8,186 and $(2,729) for the quarters ended March 31, 2025 and 2024, respectively	30,795	(9,905)
Reclassification adjustment for realized gains included in net income, net of tax expense of $5 for the quarter ended March 31, 2025	(19)	—
Other comprehensive income (loss), net of tax	30,776	(9,905)
Comprehensive income	$133,335	$79,145

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2024	78,601	$879	$1,004,692	$(246,594)	$(124,804)	$1,583,259	$2,217,432
Common stock: shares issued under stock plans, net of shares withheld for employee taxes	418	4	(7,654)	—	—	—	(7,650)
Repurchase of common stock	(718)	—	—	(26,053)	—	—	(26,053)
Share-based compensation expense	—	—	4,507	—	—	—	4,507
Change in unrealized investment gains/losses, net of tax expense of $8,181	—	—	—	—	30,776		30,776
Net income	—	—	—	—	—	102,559	102,559
Balances, March 31, 2025	78,301	$883	$1,001,545	$(272,647)	$(94,028)	$1,685,818	$2,321,571

	Common Stock		Additional Paid-in Capital	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2023	80,881	$873	$990,816	$(148,921)	$(139,917)	$1,223,153	$1,926,004
Common stock: shares issued under stock plans, net of shares withheld for employee taxes	505	5	(5,584)	—	—	—	(5,579)
Repurchase of common stock	(840)	—	—	(25,306)	—	—	(25,306)
Share-based compensation expense	—	—	4,117	—	—	—	4,117
Change in unrealized investment gains/losses, net of tax benefit of $2,729	—	—	—	—	(9,905)	—	(9,905)
Net income	—	—	—	—	—	89,050	89,050
Balances, March 31, 2024	80,546	$878	$989,349	$(174,227)	$(149,822)	$1,312,203	$1,978,381

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities	(In Thousands)
Net income	$102,559	$89,050
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(24)	—
Depreciation and amortization	2,888	2,996
Net (accretion)/amortization of (discount)/premium on investment securities	(770)	437
Amortization of debt discount and debt issuance costs	592	510
Deferred income taxes	24,543	23,808
Share-based compensation expense	4,507	4,117
Changes in operating assets and liabilities:
Premiums receivable, net	(1,349)	1,094
Accrued investment income	(1,255)	(75)
Deferred policy acquisition costs, net	314	104
Reinsurance recoverable	881	(366)
Other assets	(555)	(1,352)
Unearned premiums	(6,041)	(6,511)
Reserve for insurance claims and claim expenses	(224)	3,208
Reinsurance balances, net	(118)	(123)
Accounts payable and accrued expenses	(24,797)	(5,323)
Net cash provided by operating activities	101,151	111,574
Cash flows from investing activities
Purchase of short-term investments	—	(14,811)
Purchase of fixed-maturity investments, available-for-sale	(141,474)	(81,162)
Proceeds from maturities of short-term investments	55,100	15,300
Proceeds from maturities and redemptions of fixed-maturity investments, available-for-sale	40,423	45,107
Additions to software and equipment	(1,706)	(2,186)
Net cash used in investing activities	(47,657)	(37,752)
Cash flows from financing activities
Proceeds from issuance of common stock related to employee equity plans	2,778	4,221
Taxes paid related to net share settlement of equity awards	(10,428)	(9,800)
Repurchases of common stock	(25,943)	(25,206)
Net cash used in financing activities	(33,593)	(30,785)

Net increase in cash, cash equivalents and restricted cash	19,901	43,037
Cash, cash equivalents and restricted cash, beginning of period	54,308	96,689
Cash, cash equivalents and restricted cash, end of period	$74,209	$139,726

Supplemental disclosures of cash flow information
Interest paid	$18,700	$—

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, which include the results of NMIH and its wholly-owned subsidiaries, have been prepared in accordance with the instructions to Form 10-Q as prescribed by the SEC for interim reporting and include other information and disclosures required by accounting principles generally accepted in the U.S. (GAAP). Our accounts are maintained in U.S. dollars. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2024, included in our 2024 10-K. All intercompany transactions have been eliminated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as of the balance sheet date. Estimates also affect the reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) that are necessary to present a fair statement of financial position, results of operations and cash flows for the periods presented. The results of operations for the interim period may not be indicative of the results that may be expected for the full year ending December 31, 2025.
Significant Accounting Principles
There have been no changes to our significant accounting principles as described in Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - Summary of Accounting Principles” of our 2024 10-K.
Recent Accounting Pronouncements – Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The update enhances the disclosure requirements related to tax rate reconciliations and income taxes paid, and took effect for all public business entities for annual reporting periods beginning after December 15, 2024. We adopted this ASU on January 1, 2025 and will include enhanced disclosures in our fiscal year-end 2025 annual consolidated financial statements, as applicable.
Recent Accounting Pronouncements – Not Yet Adopted
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
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of March 31, 2025	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$113,281	$2,326	$(292)	$115,315
Municipal debt securities	671,936	1,462	(41,284)	632,114
Corporate debt securities	2,069,541	11,344	(85,817)	1,995,068
Asset-backed securities	40,310	1	(1,582)	38,729
Total bonds	2,895,068	15,133	(128,975)	2,781,226
Short-term investments	28,020	2	(1)	28,021
Total investments	$2,923,088	$15,135	$(128,976)	$2,809,247

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2024	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$115,342	$1,207	$(489)	$116,060
Municipal debt securities	684,523	589	(49,867)	635,245
Corporate debt securities	1,949,800	3,981	(106,141)	1,847,640
Asset-backed securities	44,104	1	(2,125)	41,980
Total bonds	2,793,769	5,778	(158,622)	2,640,925
Short-term investments	82,574	42	—	82,616
Total investments	$2,876,343	$5,820	$(158,622)	$2,723,541
We did not own any mortgage-backed securities in our asset-backed securities portfolio at March 31, 2025 or December 31, 2024.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Financial	38%	40%
Consumer	27	26
Utilities	11	11
Industrial	10	9
Communications	7	7
Technology	7	7
Total	100%	100%
As of both March 31, 2025 and December 31, 2024, approximately $5.3 million of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair value of available-for-sale securities as of March 31, 2025 and December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of March 31, 2025	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$241,649	$239,970
Due after one through five years	1,603,885	1,549,805
Due after five through ten years	1,025,469	969,078
Due after ten years	11,775	11,665
Asset-backed securities	40,310	38,729
Total investments	$2,923,088	$2,809,247

As of December 31, 2024	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$261,492	$260,132
Due after one through five years	1,549,468	1,479,220
Due after five through ten years	995,717	916,885
Due after ten years	25,562	25,324
Asset-backed securities	44,104	41,980
Total investments	$2,876,343	$2,723,541
Aging of Unrealized Losses
As of March 31, 2025, the investment portfolio had gross unrealized losses of $129.0 million, of which $126.3 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2024, the investment portfolio had gross unrealized losses of $158.6 million, of which $150.8 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of March 31, 2025		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	3	$3,064	$(19)	7	$10,703	$(273)	10	$13,767	$(292)
Municipal debt securities	8	42,740	(327)	219	473,891	(40,957)	227	516,631	(41,284)
Corporate debt securities	35	179,913	(2,363)	218	1,049,454	(83,454)	253	1,229,367	(85,817)
Asset-backed securities	—	—	—	17	38,415	(1,582)	17	38,415	(1,582)
Short-term investments	2	3,159	(1)	—	—	—	2	3,159	(1)
Total	48	$228,876	$(2,710)	461	$1,572,463	$(126,266)	509	$1,801,339	$(128,976)

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2024		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	4	$8,002	$(98)	9	$11,510	$(391)	13	$19,512	$(489)
Municipal debt securities	25	110,648	(1,928)	220	471,770	(47,939)	245	582,418	(49,867)
Corporate debt securities	68	366,113	(5,822)	226	1,053,862	(100,319)	294	1,419,975	(106,141)
Asset-backed securities	—	—	—	19	41,559	(2,125)	19	41,559	(2,125)
Short-term investments	1	1,551	*	—	—	—	1	1,551	*
Total	98	$486,314	$(7,848)	474	$1,578,701	$(150,774)	572	$2,065,015	$(158,622)
*    Amounts not identifiable due to rounding.
Allowance for Credit Losses
As of March 31, 2025 and December 31, 2024, we did not recognize an allowance for credit loss for any security in the investment portfolio and we did not record any provision for credit loss for investment securities during the three months ended March 31, 2025 or 2024.
We evaluated the securities in an unrealized loss position as of March 31, 2025, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our assessment of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of March 31, 2025 are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the unrealized losses on securities held as of March 31, 2025 were primarily driven by fluctuations in interest rates, and to a lesser extent, movements in credit spreads following the purchase of those securities.
Net Investment Income
The following table presents the components of net investment income:

	For the three months ended March 31,
	2025	2024
	(In Thousands)
Investment income (1)	$24,035	$19,697
Investment expenses	(349)	(261)
Net investment income	$23,686	$19,436
(1)    Includes interest income recognized on cash and cash equivalents of $0.9 million and $1.1 million during the three months ended March 31, 2025 and 2024, respectively.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the components of net realized investment gains:

	For the three months ended March 31,
	2025	2024
	(In Thousands)
Gross realized investment gains	$24	$—
Gross realized investment losses	—	—
Net realized investment gains	$24	$—
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2025	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$115,315	$—	$—	$115,315
Municipal debt securities	—	632,114	—	632,114
Corporate debt securities	—	1,995,068	—	1,995,068
Asset-backed securities	—	38,729	—	38,729
Cash, cash equivalents and short-term investments	102,230	—	—	102,230
Total assets	$217,545	$2,665,911	$—	$2,883,456

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2024	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$116,060	$—	$—	$116,060
Municipal debt securities	—	635,245	—	635,245
Corporate debt securities	—	1,847,640	—	1,847,640
Asset-backed securities	—	41,980	—	41,980
Cash, cash equivalents and short-term investments	136,924	—	—	136,924
Total assets	$252,984	$2,524,865	$—	$2,777,849
There were no transfers between Level 2 and Level 3 of the fair value hierarchy during the three months ended March 31, 2025 or the year ended December 31, 2024.
Financial Instruments Not Measured at Fair Value
On May 21, 2024, we issued $425 million aggregate principal amount of senior unsecured notes that mature on August 15, 2029 (the 2024 Notes). Proceeds from the 2024 Notes offering were primarily used to repay our then outstanding $400 million senior secured notes. At March 31, 2025, the 2024 Notes were carried at a cost of $415.6 million, net of unamortized debt issuance costs and an original issue discount totaling $9.4 million, and had a fair value of $431.3 million as assessed under our Level 2 hierarchy. At December 31, 2024, the 2024 Notes were carried at a cost of $415.1 million, net of unamortized debt issuance costs and an original issue discount totaling $9.9 million, and had a fair value of $429.6 million.
4. Debt
Senior Unsecured Notes
At March 31, 2025, we had $425 million aggregate principal amount of senior unsecured notes outstanding. The 2024 Notes were issued pursuant to an indenture dated May 21, 2024 and bear interest at a rate of 6.00%, payable semi-annually on February 15 and August 15.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
of the aggregate principal amount of the 2024 Notes to be redeemed plus accrued and unpaid interest thereon.
In connection with the 2024 Notes offering, we recorded capitalized debt issuance costs and an original issue discount of $10.9 million. Such amount will be amortized over the contractual life of the 2024 Notes using the effective interest method and included in interest expense. The effective interest rate on the 2024 Notes is 6.583%. At March 31, 2025 and December 31, 2024, $9.4 million and $9.9 million, respectively, of unamortized debt issuance costs and original issue discounts remained.
At March 31, 2025 and December 31, 2024, $3.3 million and $15.6 million, respectively, of accrued and unpaid interest on the 2024 Notes was included in “Accounts Payable and Accrued Expenses” on our condensed consolidated balance sheets.
    Revolving Credit Facility
On April 29, 2024, we entered into a new $250 million five-year unsecured revolving credit facility (the 2024 Revolving Credit Facility) to replace our then outstanding $250 million four-year secured revolving credit facility (the 2021 Revolving Credit Facility). The 2024 Revolving Credit Facility matures on May 21, 2029. Borrowings under the 2024 Revolving Credit Facility may be used for general corporate purposes, including to support growth, new business production and operations, and accrue interest at a variable rate equal to, at our discretion, (i) a Base Rate (as defined in the 2024 Revolving Credit Facility) subject to a floor of 1.00% per annum plus a margin of 0.375% to 1.875% per annum, or (ii) the Adjusted Term Secured Overnight Financing Rate (SOFR, as defined in the 2024 Revolving Credit Facility) plus a margin of 1.375% to 2.875% per annum, with the margin in each of (i) or (ii) based on our applicable corporate credit rating at the time. As of March 31, 2025 and December 31, 2024, no amounts were drawn under the 2024 Revolving Credit Facility.
Under the 2024 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of March 31, 2025, the applicable commitment fee was 0.225%. For the three months ended March 31, 2025, we recorded $0.1 million of commitment fees in interest expense.
We incurred debt issuance costs of $2.1 million in connection with the 2024 Revolving Credit Facility and had $0.6 million of unamortized debt issuance costs associated with the 2021 Revolving Credit Facility remaining at the time of its replacement. Combined unamortized debt issuance costs are amortized through interest expense on a straight-line basis over the contractual life of the 2024 Revolving Credit Facility. At March 31, 2025 and December 31, 2024, remaining unamortized deferred debt issuance costs of $2.2 million and $2.3 million, respectively, were recorded in “Other Assets” on our condensed consolidated balance sheets.
Under the 2024 Revolving Credit Facility we are subject to certain covenants, including a maximum debt-to-total capitalization ratio of 35%, a minimum consolidated net worth requirement (as defined therein), and a requirement to maintain compliance with the financial standards prescribed by the private mortgage insurer eligibility requirements (PMIERs). We were in compliance with all covenants at March 31, 2025.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended March 31,
	2025	2024
	(In Thousands)
Net premiums written
Direct	$174,415	$163,207
Ceded (1)	(31,029)	(32,962)
Net premiums written	$143,386	$130,245

Net premiums earned
Direct	$180,456	$169,718
Ceded (1)	(31,090)	(33,061)
Net premiums earned	$149,366	$136,657
(1)    Net of profit commission.
Quota Share Reinsurance
NMIC is party to nine quota share reinsurance treaties – the 2016 QSR Transaction, effective September 1, 2016 and as modified January 1, 2025, the 2018 QSR Transaction, effective January 1, 2018 and as modified January 1, 2025, the 2020 QSR Transaction, effective April 1, 2020 and as amended January 1, 2024, the 2021 QSR Transaction, effective January 1, 2021 and as modified January 1, 2025, the 2022 QSR Transaction, effective October 1, 2021, the 2022 Seasoned QSR Transaction, effective July 1, 2022, the 2023 QSR Transaction, effective January 1, 2023, the 2024 QSR Transaction, effective January 1, 2024, and the 2025 QSR Transaction, effective January 1, 2025 – which we refer to collectively as the QSR Transactions. Under each of the QSR Transactions, NMIC cedes a proportional share of its risk on eligible policies to panels of third-party reinsurance providers. Each of the third-party reinsurance providers that is party to the QSR Transactions has an insurer financial strength rating of A- or better by S&P, A.M. Best or both.
Under the terms of the 2016 QSR Transaction, NMIC cedes premiums written related to 20% of the risk on eligible primary policies written for all periods through December 31, 2017. The 2016 QSR Transaction is scheduled to terminate on December 31, 2027. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2020, or at the end of any calendar quarter thereafter, which could result in NMIC recapturing the related risk.
Under the terms of the 2018 QSR Transaction, NMIC cedes premiums earned related to 24% of the risk on eligible policies written in 2018 and 20% of the risk on eligible policies written in 2019. The 2018 QSR Transaction is scheduled to terminate on December 31, 2029. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2022, or at the end of any calendar quarter thereafter, which could result in NMIC recapturing the related risk.
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
Under the terms of the 2021 QSR Transaction, NMIC cedes premiums earned related to 22% of the risk on eligible policies written from January 1, 2021 to October 30, 2021. The 2021 QSR Transaction is scheduled to terminate on December 31, 2031. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2024, or at the end of any calendar quarter thereafter, which could result in NMIC recapturing the related risk.
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
Under the terms of the 2025 QSR Transaction, NMIC cedes premiums earned related to 20% of the risk on eligible policies written in 2025. The 2025 QSR Transaction is scheduled to terminate on December 31, 2035. NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of December 31, 2027, or at the end of any calendar quarter thereafter, which could result in NMIC recapturing the related risk. NMIC also holds a clean-up call that provides for termination of the agreement at its election at any time on or after the date the risk on remaining covered policies falls to 10% or less of the risk on covered policies at December 31, 2025.
Concurrent with the placement of the 2025 QSR Transaction, NMIC entered into two additional sequential quota share reinsurance treaties that will provide coverage for mortgage insurance policies to be written in 2026 and 2027 (the 2026 QSR Transaction and 2027 QSR Transaction). Under the terms of the 2026 QSR Transaction, NMIC will cede premiums earned related to 20% of the risk on eligible policies written between January 1, 2026 and December 31, 2026. Under the terms of the 2027 QSR Transaction, NMIC will cede premiums earned related to 12% of the risk on eligible policies written between January 1, 2027 and December 31, 2027.
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
The following table shows amounts related to the QSR Transactions:

	As of and for the three months ended
	March 31, 2025	March 31, 2024
	(In Thousands)
Ceded risk-in-force	$12,888,870	$12,669,207
Ceded premiums earned	(41,011)	(41,269)
Ceded claims and claim expenses	523	659
Ceding commission earned	9,768	10,292
Profit commission	23,398	23,407

Ceded premiums written under the 2016 QSR Transaction are recorded as prepaid reinsurance premiums in “Other Assets” on our consolidated balance sheets and amortized to ceded premiums earned in a manner consistent with the recognition of revenue on direct premiums. Under all other QSR Transactions, premiums are ceded on an earned basis as defined in the agreement. NMIC receives a 20% ceding commission for premiums ceded under the QSR Transactions, except with respect to the 2022 Seasoned QSR Transaction under which it receives a 35% ceding commission and the 2020 QSR Transaction under which it

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
receives a 36% ceding commission. NMIC also receives a profit commission under each of the QSR Transactions, provided that the loss ratios on loans covered under the 2016, 2018, 2020, 2021, 2022, 2022 Seasoned, 2023, 2024 and 2025 QSR Transactions, generally remain below 60%, 61%, 50%, 58%, 62%, 55%, 62%, 56% and 62%, respectively, as measured annually. Ceded claims and claim expenses under each of the QSR Transactions reduce the respective profit commission received by NMIC on a dollar-for-dollar basis.
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are realized from this account until exhausted. NMIC’s reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to the 2016 QSR Transaction was $1.0 million and $1.1 million as of March 31, 2025 and December 31, 2024, respectively.
In accordance with the terms of the 2018, 2020, 2021, 2022, 2022 Seasoned, 2023, 2024 and 2025 QSR Transactions, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also recognized quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The aggregate reinsurance recoverable on loss reserves related to the 2018, 2020, 2021, 2022, 2022 Seasoned, 2023, 2024 and 2025 QSR Transactions was $30.4 million and $31.2 million as of March 31, 2025 and December 31, 2024, respectively.
We remain directly liable for all claim payments if we are unable to collect the recoverables due from our reinsurers and, as such, we actively monitor and manage our counterparty credit exposure to our reinsurance providers. We establish an allowance for expected credit loss against our reinsurance recoverable if we do not expect to recover amounts due from one or more of our reinsurance counterparties, and report our reinsurance recoverable net of such allowance, if any. We actively monitor the counterparty credit profiles of our reinsurers and each is required to partially collateralize its obligations under the terms of the QSR Transactions. The allowance for credit loss established against our reinsurance recoverable was deemed immaterial as of March 31, 2025 and December 31, 2024.
Excess-of-loss Reinsurance
Traditional Reinsurance
NMIC is party to seven excess-of-loss reinsurance agreements with broad panels of third-party reinsurers – the 2022-1 XOL Transaction, effective April 1, 2022, the 2022-2 XOL Transaction, effective July 1, 2022, the 2022-3 XOL Transaction, effective October 1, 2022, the 2023-1 XOL Transaction, effective January 1, 2023, the 2023-2 XOL Transaction, effective July 1, 2023, the 2024 XOL Transaction, effective January 1, 2024, and the 2025 XOL Transaction, effective January 1, 2025 – which we refer to collectively as the XOL Transactions. Each XOL Transaction provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the reinsurers then provide second layer loss protection up to a defined reinsurance coverage amount. The reinsurance coverage amount of each XOL Transaction is set to approximate the PMIERs minimum required assets of its reference pool and decreases from its peak over a ten-year period in the event the PMIERs minimum required assets of the pool declines. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
Under the terms of the XOL Transactions, NMIC makes risk premium payments to its third-party reinsurance providers for the outstanding reinsurance coverage amount and ceded aggregate premiums of $10.2 million and $9.2 million during the three months ended March 31, 2025 and 2024, respectively. NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each agreement. NMIC did not cede any incurred losses on covered policies under the XOL Transactions during the three months ended March 31, 2025 and 2024, as the aggregate first layer risk retention for each agreement was not exhausted during such periods.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Each of the third-party reinsurance providers that is party to the XOL Transactions has an insurer financial strength rating of A- or better by S&P Global Ratings (S&P), A.M. Best Company Inc. (A.M. Best) or both.
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding XOL Transaction. Current amounts are presented as of March 31, 2025.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2022-1 XOL Transaction	April 1, 2022	10/1/2021 – 3/31/2022 (2)	$289,741	$173,584	$133,366	$131,513
2022-2 XOL Transaction	July 1, 2022	4/1/2022 – 6/30/2022 (3)	154,306	126,085	78,906	76,275
2022-3 XOL Transaction	October 1, 2022	7/1/2022 – 9/30/2022	96,779	82,134	106,265	104,496
2023-1 XOL Transaction	January 1, 2023	10/1/2022 – 6/30/2023	89,864	76,752	146,513	145,137
2023-2 XOL Transaction	July 1, 2023	7/1/2023 – 12/31/2023	100,777	92,728	136,875	136,646
2024 XOL Transaction	January 1, 2024	1/1/2024 – 12/31/2024	162,500	162,500	312,172	312,172
2025 XOL Transaction (4)	January 1, 2025	1/1/2025 – 12/31/2025	56,807	56,807	62,673	62,673
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
(4)    The initial reinsurance coverage, current reinsurance coverage, initial first layer retained loss and current first layer retained loss for the 2025 XOL Transaction will increase as incremental covered production is ceded under the transaction through December 31, 2025.
Concurrent with the placement of the 2025 XOL, NMIC entered into an excess-of-loss reinsurance treaty that will provide aggregate coverage for mortgage insurance policies to be written in 2026 (the 2026 XOL Transaction). Under the terms of the agreement, NMIC will retain a first layer of aggregate loss exposure on covered policies and its reinsurance counterparties will then provide second layer loss protection up to a defined reinsurance coverage amount of $164.2 million. NMIC retains losses in excess of the respective reinsurance coverage amounts.
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
NMIC makes risk premium payments to the Oaktown Re Vehicles for the applicable outstanding reinsurance coverage amount and pays an additional amount for anticipated operating expenses (capped at $250 thousand per year). NMIC ceded aggregate premiums to the Oaktown Re Vehicles of $3.3 million and $6.0 million during the three months ended March 31, 2025 and 2024, respectively.
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to the Oaktown Re Vehicles during the three months ended March 31, 2025 and 2024, as the aggregate first layer risk retention for each applicable agreement was not exhausted during such periods.
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
NMIC holds optional termination rights under each ILN Transaction, including, among others, an optional call feature which provides NMIC the discretion to terminate the transaction on or after a prescribed date, and a clean-up call if the outstanding reinsurance coverage amount amortizes to 10% or less of the reinsurance coverage amount at inception or if NMIC reasonably determines that changes to GSE or rating agency asset requirements would cause a material and adverse effect on the capital treatment afforded to NMIC under a given agreement. In addition, there are certain events that trigger mandatory termination of an agreement, including NMIC’s failure to pay premiums or consent to reductions in a trust account to make principal payments to noteholders, among others.
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding ILN Transaction. Current amounts are presented as of March 31, 2025.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2021-1 ILN Transaction	April 27, 2021	10/1/2020 – 3/31/2021 (2)	$367,238	$130,299	$163,708	$162,769
2021-2 ILN Transaction	October 26, 2021	4/1/2021 – 9/30/2021 (3)	363,596	224,149	146,229	144,866

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

Under the terms of our ILN Transactions, we are required to maintain a certain level of restricted funds in premium deposit accounts with Bank of New York Mellon until the respective notes have been redeemed in full. “Cash and Cash Equivalents” on our condensed consolidated balance sheets includes a de minimis restricted amount as of March 31, 2025 and $0.1 million as of December 31, 2024.
6. Reserves for Insurance Claims and Claim Expenses
We hold gross reserves in an amount equal to the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. A loan is considered to be in “default” as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. As of March 31, 2025, we held gross reserves for insurance claims and claim expenses of $151.8 million. During the three months ended March 31, 2025, we paid 95 claims totaling $5.2 million, including 93 claims covered under the QSR Transactions representing $1.1 million of ceded claims and claim expenses.
We had 6,859 loans in default in our primary insured portfolio as of March 31, 2025, which represented a 1.04% default rate against 661,490 total policies in-force, and 6,642 loans in default in our primary portfolio as of December 31, 2024, which represented a 1.01% default rate against 659,567 total policies in-force. The size of the reserve we establish for each defaulted loan (and by extension our aggregate reserve for claims and claim expenses) reflects our best estimate of the future claim payment to be made for each individual loan in default. Our future claims exposure is a function of the number of defaulted loans that progress to claim payment (which we refer to as frequency) and the amount to be paid to settle such claims (which we refer to as severity). Our estimates of claims frequency and severity are not formulaic, rather they are broadly synthesized based on historical observed experience for similarly situated loans and assumptions about future macroeconomic factors.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides a reconciliation of the beginning and ending gross reserve balances for insurance claims and claim expenses:

	For the three months ended March 31,
	2025	2024
	(In Thousands)
Beginning balance	$152,071	$123,974
Less reinsurance recoverables (1)	(32,260)	(27,514)
Beginning balance, net of reinsurance recoverables	119,811	96,460

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	34,559	32,976
Prior years (3)	(30,081)	(29,282)
Total claims and claim expenses incurred	4,478	3,694

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	—
Prior years (3)	4,076	852
Reinsurance terminations (4)	(255)	—
Total claims and claim expenses paid	3,821	852

Reserve at end of period, net of reinsurance recoverables	120,468	99,302
Add reinsurance recoverables (1)	31,379	27,880
Ending balance	$151,847	$127,182
(1)    Related to ceded losses recoverable under the QSR Transactions. See Note 5, “Reinsurance” for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $25.9 million attributed to net case reserves and $8.1 million attributed to net IBNR reserves for the three months ended March 31, 2025 and $25.9 million attributed to net case reserves and $6.6 million attributed to net IBNR reserves for the three months ended March 31, 2024.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $21.8 million attributed to net case reserves and $8.1 million attributed to net IBNR reserves for the three months ended March 31, 2025 and $22.4 million attributed to net case reserves and $6.3 million attributed to net IBNR reserves for the three months ended March 31, 2024.
(4)    Represents the settlement of reinsurance recoverables in conjunction with the termination of one reinsurer under the 2016, 2018 and 2021 QSR Transactions by mutual agreement on a cut-off basis with no termination fee. See Note 5, “Reinsurance” for additional information.

The “claims incurred” section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves, and is presented net of reinsurance. The amount of claims incurred relating to current year defaults increased during the three months ended March 31, 2025, compared to the same period in the prior year, primarily due to an increase in the total number of new delinquencies emerging during the period tied to the growth and natural seasoning of our portfolio, partially offset by a decrease in the average case reserve established against newly defaulted loans. Our provision for claims and claim expenses during both the three months ended March 31, 2025 and 2024 benefited from favorable development on prior year defaults. We recognized $30.1 million and $29.3 million of favorable prior year development during the three months ended March 31, 2025 and 2024, respectively, primarily due to cure activity and ongoing analysis of recent loss development trends. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $108.4 million related to prior year defaults remained as of March 31, 2025.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The following table reconciles the net income and the weighted average shares of common stock outstanding used in the computations of basic and diluted EPS of common stock:

	For the three months ended March 31,
	2025	2024
	(In Thousands, except for per share data)
Net income – basic and diluted	$102,559	$89,050

Basic weighted average shares outstanding	78,407	80,726
Dilutive effect of issuable shares	1,451	1,373
Diluted weighted average shares outstanding	79,858	82,099

Earnings per share
Basic	$1.31	$1.10
Diluted	$1.28	$1.08
8. Segment Reporting
We manage our business activities on a consolidated basis under a single reportable operating segment and our Chief Executive Officer (CEO) serves as our Chief Operating Decision Maker (CODM).
Our Mortgage Insurance segment provides private mortgage insurance and ancillary loan review services, and our CODM evaluates our performance and allocates resources based on our consolidated financial results, including consolidated revenue, expenses, net income, assets and shareholders' equity. Our CODM reviews these financial metrics to gauge our performance and make strategic decisions, such as whether to reinvest profits in our Mortgage Insurance segment or return capital to shareholders.
The significant revenue and expense categories that are regularly reviewed by our CODM align with those presented on our condensed consolidated statements of operations and comprehensive income, and segment assets align with total assets as those presented on our condensed consolidated balance sheets. The accounting policies governing our Mortgage Insurance segment are the same as those described in Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - Summary of Accounting Principles” of our 2024 10-K.
Investment income, also referred to as interest revenue, is reported within “Net Investment Income” on our condensed consolidated statements of operations and was $24.0 million and $19.7 million for the three months ended March 31, 2025 and 2024, respectively. Amortization and depreciation expense for software, equipment, and leasehold improvements was $2.9 million and $3.0 million for the three months ended March 31, 2025 and 2024, respectively.
9. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. Taxable income is reported on our consolidated U.S. federal and various state income tax returns, filed by NMIH on behalf of itself and its subsidiaries. Our effective tax rate on pre-tax income was 21.9% and 22.3% for the three months ended March 31, 2025 and 2024, respectively. Our provision for income taxes for interim reporting periods is established based on our estimated annual effective tax rate for a given year. Our effective tax rate may fluctuate between interim periods due to the impact of discrete items not included in our estimated annual effective tax rate, including the tax effects associated with the vesting of RSUs and exercise of options. Such items are treated on a discrete basis in the reporting period in which they occur.
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), and only to the extent we acquire tax and loss

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent. As a result, our interim provision for income taxes for the three months ended March 31, 2025 and 2024 primarily represents a change in our net deferred tax liability. As of March 31, 2025 and December 31, 2024, we held $322.2 million of tax and loss bonds in “Prepaid Federal Income Taxes” on our condensed consolidated balance sheets.
10. Stockholders' Equity
On July 31, 2023, our Board of Directors authorized the $200 million 2023 Repurchase Program (excluding associated costs and applicable taxes) effective through December 31, 2025. On February 5, 2025, our Board of Directors authorized the new $250 million 2025 Repurchase Program (excluding associated costs and applicable taxes) effective through December 31, 2027 and extended the 2023 Repurchase Program through December 31, 2027 to align its remaining tenor with that of the 2025 Repurchase Program. The authorization provides us the flexibility, based on market and business conditions, stock price and other factors, to repurchase stock from time to time through open market purchases, privately negotiated transactions, or other means, including pursuant to Rule 10b5-1 trading plans.
During the three months ended March 31, 2025, we repurchased 0.7 million shares at an average price of $36.12 per share (excluding associated costs and applicable taxes). As of March 31, 2025, we had $304.2 million of repurchase authority remaining.
11. Litigation
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
12. Premiums Receivable, Net

Premiums receivable consists of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the associated receivable is written off against earned premium and the related insurance policy is canceled. Premiums receivable may be written off prior to 120 days in the ordinary course of business for non-credit events including, but not limited to, the modification or refinancing of an underlying insured loan. We established a $1.8 million and $2.2 million reserve for premium write-offs at March 31, 2025 and December 31, 2024, respectively.
We separately recognize an allowance for credit losses for premiums receivable based on credit losses expected to arise over the life of the receivable. Due to the nature of our insurance policies (a necessary precondition for access to mortgage credit for covered borrowers) and the short duration of the related receivables, we do not typically experience credit losses against our premium receivables and the allowance for credit loss established on premium receivable was deemed immaterial at March 31, 2025 and December 31, 2024.
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
NMIC and Re One generated combined statutory net income of $36.8 million and $34.7 million for the three months

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ended March 31, 2025 and 2024, respectively.
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
The following table presents NMIC's statutory surplus, contingency reserve, statutory capital and risk-to-capital (RTC) ratio as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
	(In Thousands)
Statutory surplus	$1,019,031	$984,362
Contingency reserve	1,991,095	1,905,990
Statutory capital (1)	$3,010,126	$2,890,352

Risk-to-capital	12.6:1	12.7:1
(1)    Represents the total of the statutory surplus and contingency reserve.
Re One had $2.1 million of statutory capital at March 31, 2025 and December 31, 2024.
NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware law provides that dividends are only payable out of a corporation's capital surplus or, subject to certain limitations, recent net profits.
NMIC and Re One are subject to certain rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs that may restrict their ability to pay dividends to NMIH. NMIC has the capacity to pay $98.4 million of aggregate ordinary dividends to NMIH during the twelve-month period ending December 31, 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
    The following analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 10-K, for a more complete understanding of our financial position and results of operations. In addition, investors should review the “Cautionary Note Regarding Forward-Looking Statements” above and the “Risk Factors” detailed in Part II, Item 1A of this report and in Part I, Item 1A of our 2024 10-K, as subsequently updated in other reports we file with the SEC, for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year or for any other period.
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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of March 31, 2025, we had issued master policies with 2,101 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of March 31, 2025, we had $211.3 billion of primary insurance-in-force (IIF) and $56.5 billion of primary risk-in-force (RIF).
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
Our common stock trades on the Nasdaq under the symbol “NMIH.” Our headquarters is located in Emeryville, California. As of March 31, 2025, we had 230 employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
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
Net Premiums Written and Net Premiums Earned
We set our premium rates on individual policies based on the risk characteristics of the underlying mortgage loans and borrowers, and in accordance with our filed rates and applicable rating rules. We primarily price our policies through a proprietary risk-based pricing platform, which we refer to as Rate GPS®. Rate GPS® considers a broad range of individual variables, including property type, type of loan product, borrower credit characteristics, and lender and market factors, and provides us with the ability to set and charge premium rates commensurate with the underlying risk of each loan that we insure. While most of our new business is priced through Rate GPS®, we also offer a rate card pricing option to a limited number of lender customers who require a rate card for operational reasons. We believe that the utilization of Rate GPS® provides us with a more granular and analytical approach to evaluating and pricing risk, and that this approach enhances our ability to continue building a high-quality mortgage insurance portfolio and delivering attractive risk-adjusted returns.
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
Premiums are paid either by the borrower (borrower-paid mortgage insurance or BPMI) or the lender (lender-paid mortgage insurance or LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of March 31, 2025 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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
Quota Share Reinsurance
NMIC is party to nine quota share reinsurance treaties – the 2016 QSR Transaction, effective September 1, 2016 and as modified January 1, 2025, the 2018 QSR Transaction, effective January 1, 2018 and as modified January 1, 2025, the 2020 QSR Transaction, effective April 1, 2020 and as amended January 1, 2024, the 2021 QSR Transaction, effective January 1, 2021 and as modified January 1, 2025, the 2022 QSR Transaction, effective October 1, 2021, the 2022 Seasoned QSR Transaction, effective July 1, 2022, the 2023 QSR Transaction, effective January 1, 2023, the 2024 QSR Transaction, effective January 1, 2024, and the 2025 QSR Transaction, effective January 1, 2025 – which we refer to collectively as the QSR Transactions. Under each of the QSR Transactions, NMIC cedes a proportional share of its risk on eligible policies to panels of third-party reinsurance providers. Each of the third-party reinsurance providers that is party to the QSR Transactions has an insurer financial strength rating of A- or better by S&P, A.M. Best or both.
Under the terms of the 2016 QSR Transaction, NMIC cedes premiums written related to 20% of the risk on eligible primary policies written for all periods through December 31, 2017 in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 20% ceding commission, and a profit commission of up to 60% that varies directly and inversely with ceded claims.
Under the terms of the 2018 QSR Transaction, NMIC cedes premiums earned related to 24% of the risk on eligible policies written in 2018 and 20% of the risk on eligible policies written in 2019, in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 20% ceding commission, and a profit commission of up to 61% that varies directly and inversely with ceded claims.

Under the terms of the 2020 QSR Transaction, NMIC cedes premiums earned related to 21% of the risk on eligible policies written between April 1, 2020 and December 31, 2020, in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 36% ceding commission, and a profit commission of up to 50% that varies directly and inversely with ceded claims.
Under the terms of the 2021 QSR Transaction, NMIC cedes premiums earned related to 22% of the risk on eligible policies written in 2021 (subject to an aggregate risk written limit which was exhausted on October 30, 2021), in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 20% ceding commission, and a profit commission of up to 58% that varies directly and inversely with ceded claims.
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
Under the terms of the 2025 QSR Transaction, NMIC cedes premiums earned related to 20% of the risk on eligible policies written in 2025, in exchange for reimbursement of ceded claims and claim expenses on covered policies, a 20% ceding commission, and a profit commission of up to 62% that varies directly and inversely with ceded claims.
Concurrent with the placement of the 2025 QSR Transaction, NMIC entered into two additional sequential quota share reinsurance treaties that will provide coverage for mortgage insurance policies to be written in 2026 and 2027 (the 2026 QSR Transaction and 2027 QSR Transaction). Under the terms of the 2026 QSR Transaction, NMIC will cede premiums earned related to 20% of the risk on eligible policies written between January 1, 2026 and December 31, 2026, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 62% that varies directly and inversely with ceded claims. Under the terms of the 2027 QSR Transaction, NMIC will cede premiums earned related to 12% of the risk on eligible policies written between January 1, 2027 and December 31, 2027, in exchange for reimbursement of ceded claims and claims expenses on covered policies, a 20% ceding commission, and a profit commission of up to 61% that varies directly and inversely with ceded claims.
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
Excess-of-Loss Reinsurance
Traditional Reinsurance
NMIC is party to seven excess-of-loss reinsurance agreements with broad panels of third-party reinsurers – the 2022-1 XOL Transaction, effective April 1, 2022, the 2022-2 XOL Transaction, effective July 1, 2022, the 2022-3 XOL Transaction, effective October 1, 2022, the 2023-1 XOL Transaction, effective January 1, 2023, the 2023-2 XOL Transaction, effective July 1, 2023, the 2024 XOL Transaction, effective January 1, 2024, and the 2025 XOL Transaction, effective January 1, 2025 – which we refer to collectively as the XOL Transactions. Each XOL Transaction provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the reinsurers then provide second layer loss protection up to a defined reinsurance coverage amount. The reinsurance coverage amount of each XOL Transaction is set to approximate the PMIERs minimum required assets of its reference pool and decreases from its peak over a ten-year period in the event the PMIERs minimum required assets of the pool declines. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding XOL Transaction. Current amounts are presented as of March 31, 2025.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2022-1 XOL Transaction	April 1, 2022	10/1/2021 – 3/31/2022 (2)	$289,741	$173,584	$133,366	$131,513
2022-2 XOL Transaction	July 1, 2022	4/1/2022 – 6/30/2022 (3)	154,306	126,085	78,906	76,275
2022-3 XOL Transaction	October 1, 2022	7/1/2022 – 9/30/2022	96,779	82,134	106,265	104,496
2023-1 XOL Transaction	January 1, 2023	10/1/2022 – 6/30/2023	89,864	76,752	146,513	145,137
2023-2 XOL Transaction	July 1, 2023	7/1/2023 – 12/31/2023	100,777	92,728	136,875	136,646
2024 XOL Transaction	January 1, 2024	1/1/2024 – 12/31/2024	162,500	162,500	312,172	312,172
2025 XOL Transaction (4)	January 1, 2025	1/1/2025 – 12/31/2025	56,807	56,807	62,673	62,673
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
(4)    The initial reinsurance coverage, current reinsurance coverage, initial first layer retained loss and current first layer retained loss for the 2025 XOL Transaction will increase as incremental covered production is ceded under the transaction through December 31, 2025.

Concurrent with the placement of the 2025 XOL, NMIC entered into an excess-of-loss reinsurance treaty that will provide aggregate coverage for mortgage insurance policies to be written in 2026 (the 2026 XOL Transaction). Under the terms of the agreement, NMIC will retain a first layer of aggregate loss exposure on covered policies and its reinsurance counterparties will then provide second layer loss protection up to a defined reinsurance coverage amount of $164.2 million. NMIC retains losses in excess of the respective reinsurance coverage amounts.
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding ILN Transaction. Current amounts are presented as of March 31, 2025.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2021-1 ILN Transaction	April 27, 2021	10/1/2020 – 3/31/2021 (2)	$367,238	$130,299	$163,708	$162,769
2021-2 ILN Transaction	October 26, 2021	4/1/2021 – 9/30/2021 (3)	363,596	224,149	146,229	144,866

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

NIW and primary IIF	As of and for the three months ended
	March 31, 2025		March 31, 2024
	NIW	IIF	NIW	IIF
	(In Millions)
Monthly	$9,049	$193,856	$9,175	$180,343
Single	172	17,452	223	19,030
Total	$9,221	$211,308	$9,398	$199,373
NIW for the three months ended March 31, 2025 decreased 2% compared to the three months ended March 31, 2024. Primary IIF increased 6% at March 31, 2025 compared to March 31, 2024, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of in-force policies.
Our persistency rate was 84.3% at March 31, 2025 and 85.8% at March 31, 2024. Our persistency rate remains historically high due to a continued slowdown in the pace of mortgage refinancing activity tied to the prevailing interest and mortgage rate environment.

The following table presents net premiums written and earned for the periods indicated:

Net premiums written and earned	For the three months ended March 31,
	2025	2024
	(In Thousands)
Net premiums written	$143,386	$130,245
Net premiums earned	149,366	136,657
Net premiums written and earned increased 10% and 9%, respectively, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by growth in our monthly IIF and monthly pay premium receipts, as well as a decline in the total premiums ceded under the ILN Transactions.
Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
	($ Values In Millions, except as noted below)
New insurance written	$9,221	$11,925	$12,218	$12,503	$9,398
Percentage of monthly premium	98%	98%	98%	98%	98%
Percentage of single premium	2%	2%	2%	2%	2%
New risk written	$2,428	$3,134	$3,245	$3,335	$2,486
Insurance-in-force (1)	$211,308	$210,183	$207,538	$203,501	$199,373
Percentage of monthly premium	92%	91%	91%	91%	90%
Percentage of single premium	8%	9%	9%	9%	10%
Risk-in-force (1)	$56,515	$56,113	$55,253	$53,956	$52,610
Policies in force (count) (1)	661,490	659,567	654,374	645,276	635,662
Average loan size ($ value in thousands) (1)	$319	$319	$317	$315	$314
Coverage percentage (2)	26.7%	26.7%	26.6%	26.5%	26.4%
Loans in default (count) (1)	6,859	6,642	5,712	4,904	5,109
Default rate (1)	1.04%	1.01%	0.87%	0.76%	0.80%
Risk-in-force on defaulted loans (1)	$567	$545	$468	$401	$414
Average net premium yield (3)	0.28%	0.27%	0.28%	0.28%	0.28%
Earnings from cancellations	$0.6	$0.8	$0.8	$1.0	$0.6
Annual persistency (4)	84.3%	84.6%	85.5%	85.4%	85.8%
Quarterly run-off (5)	3.9%	4.5%	4.0%	4.2%	3.6%
(1)    Reported as of the end of the period.
(2)    Calculated as end of period RIF divided by end of period IIF.
(3)    Calculated as net premiums earned divided by average primary IIF for the period, annualized.
(4)    Defined as the percentage of IIF that remains on our books after a given twelve-month period.
(5)    Defined as the percentage of IIF that is no longer on our books after a given three-month period.

The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	As of and for the three months ended March 31,
	2025	2024
	(In Millions)
IIF, beginning of period	$210,183	$197,029
NIW	9,221	9,398
Cancellations, principal repayments and other reductions	(8,096)	(7,054)
IIF, end of period	$211,308	$199,373
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
The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of March 31,
	2025		2024
	IIF	RIF	IIF	RIF
Book year	(In Millions)
2025	$9,152	$2,409	$—	$—
2024	42,379	11,242	9,326	2,466
2023	33,286	8,789	37,676	9,924
2022	46,203	12,356	51,809	13,759
2021	48,162	13,049	59,306	15,569
2020 and before	32,126	8,670	41,256	10,892
Total	$211,308	$56,515	$199,373	$52,610
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

The tables below present our NIW by FICO, LTV and purchase/refinance mix for the periods indicated. We calculate the LTV of a loan as the percentage of the original loan amount to the original purchase value of the property securing the loan.

NIW by FICO	For the three months ended March 31,
	2025	2024
	(In Millions)
>= 760	$4,971	$4,888
740-759	1,753	1,797
720-739	1,177	1,220
700-719	665	780
680-699	413	530
<=679	242	183
Total	$9,221	$9,398
Weighted average FICO	758	757

NIW by LTV	For the three months ended March 31,
	2025	2024
	(In Millions)
95.01% and above	$1,147	$1,062
90.01% to 95.00%	4,274	4,414
85.01% to 90.00%	2,751	2,931
85.00% and below	1,049	991
Total	$9,221	$9,398
Weighted average LTV	92.2%	92.3%

NIW by purchase/refinance mix	For the three months ended March 31,
	2025	2024
	(In Millions)
Purchase	$8,822	$9,157
Refinance	399	241
Total	$9,221	$9,398
The tables below present our total primary IIF and RIF by FICO and LTV, and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of March 31,
	2025		2024
	($ Values In Millions)
>= 760	$106,004	50%	$99,195	50%
740-759	37,716	18	35,416	18
720-739	29,430	14	28,033	14
700-719	19,737	9	18,904	9
680-699	13,324	6	13,002	7
<=679	5,097	3	4,823	2
Total	$211,308	100%	$199,373	100%

Primary RIF by FICO	As of March 31,
	2025		2024
	($ Values In Millions)
>= 760	$28,117	50%	$25,935	49%
740-759	10,132	18	9,392	18
720-739	7,966	14	7,484	14
700-719	5,384	10	5,089	10
680-699	3,610	6	3,479	7
<=679	1,306	2	1,231	2
Total	$56,515	100%	$52,610	100%

Primary IIF by LTV	As of March 31,
	2025		2024
	($ Values In Millions)
95.01% and above	$24,167	12%	$20,277	10%
90.01% to 95.00%	104,312	49	97,028	49
85.01% to 90.00%	64,298	30	61,169	31
85.00% and below	18,531	9	20,899	10
Total	$211,308	100%	$199,373	100%

Primary RIF by LTV	As of March 31,
	2025		2024
	($ Values In Millions)
95.01% and above	$7,546	13%	$6,275	12%
90.01% to 95.00%	30,804	55	28,663	54
85.01% to 90.00%	15,957	28	15,174	29
85.00% and below	2,208	4	2,498	5
Total	$56,515	100%	$52,610	100%

Primary RIF by Loan Type	As of March 31,
	2025	2024
Fixed	98%	98%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	2	2
Total	100%	100%

The table below presents selected primary portfolio statistics, by book year, as of March 31, 2025.

	As of March 31, 2025
Book Year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values In Millions)
2016 and prior	$37,222	$2,133	6%	151,615	11,572	237	398	2.1%	0.4%	2.0%
2017	21,582	1,753	8%	85,897	10,007	263	189	1.8%	0.5%	2.6%
2018	27,295	2,306	8%	104,043	12,534	403	191	2.6%	0.6%	3.2%
2019	45,141	5,923	13%	148,423	26,358	509	99	2.1%	0.4%	1.9%
2020	62,702	20,011	32%	186,174	70,620	575	57	1.3%	0.3%	0.8%
2021	85,574	48,162	56%	257,972	160,946	1,704	95	3.3%	0.7%	1.1%
2022	58,734	46,203	79%	163,281	135,610	2,014	112	16.2%	1.3%	1.5%
2023	40,473	33,286	82%	111,994	96,394	836	17	14.0%	0.8%	0.9%
2024	46,044	42,379	92%	120,747	113,636	318	—	7.9%	0.3%	0.3%
2025	9,221	9,152	99%	23,956	23,813	—	—	—	—%	—%
Total	$433,988	$211,308		1,354,102	661,490	6,859	1,158
(1)    Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.
(2)    Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.
(3)    Calculated as the number of loans in default divided by number of policies in force.

Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the dates indicated. The distribution of our primary RIF as of March 31, 2025 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of March 31,
	2025	2024
California	10.1%	10.2%
Texas	8.5	8.8
Florida	7.3	7.5
Georgia	4.1	4.2
Washington	3.9	3.9
Illinois	3.8	3.9
Virginia	3.7	3.9
Pennsylvania	3.4	3.4
Ohio	3.3	3.0
North Carolina	3.2	3.1
Total	51.3%	51.9%
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

The following table provides a reconciliation of the beginning and ending gross reserve balances for insurance claims and claim expenses:

	For the three months ended March 31,
	2025	2024
	(In Thousands)
Beginning balance	$152,071	$123,974
Less reinsurance recoverables (1)	(32,260)	(27,514)
Beginning balance, net of reinsurance recoverables	119,811	96,460

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	34,559	32,976
Prior years (3)	(30,081)	(29,282)
Total claims and claim expenses incurred	4,478	3,694

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	—
Prior years (3)	4,076	852
Reinsurance terminations (4)	(255)	—
Total claims and claim expenses paid	3,821	852

Reserve at end of period, net of reinsurance recoverables	120,468	99,302
Add reinsurance recoverables (1)	31,379	27,880
Ending balance	$151,847	$127,182
(1)    Related to ceded losses recoverable under the QSR Transactions. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance” for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $25.9 million attributed to net case reserves and $8.1 million attributed to net IBNR reserves for the three months ended March 31, 2025 and $25.9 million attributed to net case reserves and $6.6 million attributed to net IBNR reserves for the three months ended March 31, 2024.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $21.8 million attributed to net case reserves and $8.1 million attributed to net IBNR reserves for the three months ended March 31, 2025 and $22.4 million attributed to net case reserves and $6.3 million attributed to net IBNR reserves for the three months ended March 31, 2024.
(4)    Represents the settlement of reinsurance recoverables in conjunction with the termination of one reinsurer under the 2016, 2018 and 2021 QSR Transactions by mutual agreement on a cut-off basis with no termination fee. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance” for additional information.

The “claims incurred” section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $108.4 million related to prior year defaults remained as of March 31, 2025.

The following table provides a reconciliation of the beginning and ending count of loans in default:

	For the three months ended March 31,
	2025	2024
Beginning default inventory	6,642	5,099
Plus: new defaults	2,421	1,876
Less: cures	(2,094)	(1,817)
Less: claims paid	(95)	(42)
Less: rescission and claims denied	(15)	(7)
Ending default inventory	6,859	5,109
Ending default inventory increased from March 31, 2024 to March 31, 2025, primarily due to the growth and seasoning of our insured portfolio, partially offset by cure activity within our default population during the intervening period.
The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions for the periods indicated:

	For the three months ended March 31,
	2025	2024
	($ Values In Thousands)
Number of claims paid (1)	95	42
Total amount paid for claims	$5,225	$1,145
Average amount paid per claim	$55	$27
Severity (2)	69%	54%
(1)    Count includes 20 and 16 claims settled without payment during the three months ended March 31, 2025 and 2024, respectively.
(2)    Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.

We paid 95 and 42 claims during the three months ended March 31, 2025 and 2024, respectively. The number of claims paid in each period was modest relative to the size of our insured portfolio and we generally observe that the borrowers of the loans we insure are well-situated with strong credit profiles, stable 30-year fixed rate mortgages, manageable debt service obligations and significant appreciated equity in their homes. An increase in the value of the homes collateralizing the mortgages we insure provides defaulted borrowers with alternative paths and incentives to cure their loan prior to the development of a claim.
Our claims severity was 69% and 54% for the three months ended March 31, 2025 and 2024, respectively. Our claims severity for each period was below long-term industry norms and benefited from the same broad national house price appreciation that supported our claims paid experience. An increase in the value of the homes collateralizing the mortgages we insure provides additional equity support to our risk exposure and raises the prospect of a third-party sale of a foreclosed property, which can mitigate the severity of our settled claims.
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

The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated:

Average reserve per default:	As of March 31,
	2025	2024
	(In Thousands)
Case (1)	$20.3	$22.9
IBNR (1)(2)	1.8	2.0
Total	$22.1	$24.9
(1)    Defined as the gross reserve per insured loan in default.
(2)    Amount includes claims adjustment expenses.
Average reserve per default decreased from March 31, 2024 to March 31, 2025, due to changes in observed and forecasted housing market conditions and macroeconomic factors between the measurement dates, and an increase in the proportion of defaults that trace to storm-related activity year-on-year. We generally observe that storm-related defaults cure at higher rates than other similarly situated loans in default (in non-disaster zones) and scale our reserves accordingly. Average reserves per default were further impacted by other changes in the composition of our default inventory as measured by the size, vintage and current estimated LTV of defaulted loans.
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
Available assets reflect the financial resources of a mortgage insurer available to pay claims, and includes the most readily liquid assets held, such as cash, investments and other items as stipulated in PMIERs Section 703. The credit provided for such liquid assets is further subject to adjustment based on several factors, including asset class, credit rating and portfolio concentration.
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
By April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. We certified to the GSEs by April 15, 2025 that NMIC was in full compliance with the PMIERs as of December 31, 2024. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of a failure to meet one or more of the PMIERs requirements. We continuously monitor NMIC's compliance with the PMIERs.

The following table provides a comparison of the PMIERs available assets and net risk-based required asset amount as reported by NMIC as of the dates indicated:

	As of March 31,
	2025	2024
	(In Thousands)
Available assets	$3,230,653	$2,821,803
Net risk-based required assets	1,867,414	1,561,655
Available assets were $3.2 billion at March 31, 2025, compared to $2.8 billion at March 31, 2024. The $409 million increase in available assets between the dates presented was primarily driven by NMIC's positive cash flow from operations during the intervening period, partially offset by the payment of an ordinary course dividend from NMIC to NMIH in May 2024.
Net risk-based required assets were $1.9 billion at March 31, 2025, compared to $1.6 billion at March 31, 2024. The $306 million increase in the risk-based required asset amount between the dates presented was primarily due to the growth in our gross RIF and aggregate gross risk-based required asset amount.
Information and Technology Support Function
Effective April 1, 2025, we renewed and extended our existing seven-year IT service agreement with Tata Consultancy Services (TCS), dated March 31, 2020, through March 31, 2032. Under the agreement, TCS provides IT services across such functions as application development and support, infrastructure support, and information security. Our engagement with TCS has enhanced our ability to provide innovative IT solutions for our internal and external constituents, and has allowed us to realize cost efficiencies by leveraging TCS’s global platform.

Consolidated Results of Operations

Consolidated statements of operations	For the three months ended March 31,		$ Change	% Change
	2025	2024	2025 vs. 2024
Revenues	($ In Thousands, except for per share data)
Net premiums earned	$149,366	$136,657	$12,709	9%
Net investment income	23,686	19,436	4,250	22
Net realized investment gains	24	—	24	NM (3)
Other revenues	170	160	10	6
Total revenues	173,246	156,253	16,993	11
Expenses
Insurance claims and claim expenses	4,478	3,694	784	21
Underwriting and operating expenses	30,175	29,815	360	1
Service expenses	116	137	(21)	(15)
Interest expense	7,106	8,040	(934)	(12)
Total expenses	41,875	41,686	189	—

Income before income taxes	131,371	114,567	16,804	15
Income tax expense	28,812	25,517	3,295	13
Net income	$102,559	$89,050	$13,509	15%

Earnings per share - Basic	$1.31	$1.10	$0.21	19%
Earnings per share - Diluted	$1.28	$1.08	$0.20	19%

Loss ratio (1)	3.0%	2.7%
Expense ratio (2)	20.2%	21.8%
Combined ratio	23.2%	24.5%

	For the three months ended March 31,		$ Change	% Change
Non-GAAP financial measures (4)	2025	2024	2025 vs. 2024
	($ In Thousands, except for per share data)
Adjusted income before tax	$131,347	$114,567	$16,780	15%
Adjusted net income	102,540	89,050	13,490	15
Adjusted diluted EPS	1.28	1.08	0.20	19
(1)    Loss ratio is calculated by dividing insurance claims and claim expenses by net premiums earned.
(2)    Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.
(3)    Not meaningful.
(4)    See “Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures,” below.

Revenues
Net premiums earned increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to growth in our monthly IIF and monthly pay premium receipts, as well as a decline in the total premiums ceded under the ILN Transactions.
Net investment income increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to growth in the size of our total invested asset base, as well as an increase in the book yield of our investment portfolio tied to the deployment of new cash flows and reinvestment of rolling maturities at incrementally higher rates.
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
Insurance claims and claim expenses increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to an increase in the number of newly defaulted loans that emerged in the period and the establishment of initial reserves against such loans, as well as an increase in the average case reserve held against previously defaulted loans that aged in their delinquency status through the period, partially offset by the release of a portion of the reserves we established for anticipated claims payments in prior periods in connection with cure activity and the ongoing analysis of recent loss development trends.
Underwriting and operating expenses increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to a decline in the ceding commission received under the 2022 Seasoned QSR Transaction in connection with the run-off of covered policies, partially offset by a decrease in the amortization of previously deferred policy acquisition costs.
Service expenses represent third-party costs incurred by NMIS in connection with the services it provides. Changes in service expenses primarily reflect changes in NMIS' outsourced loan review volume. Amounts incurred as service expenses generally correspond with amounts recognized in other revenues in the same periods.
Interest expense primarily reflects the carrying costs of our outstanding debt. Interest expense declined during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 in connection with the refinancing of our outstanding senior notes and revolving credit facility at reduced costs in May 2024. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt.”
Income tax expense increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to the growth in our pre-tax income. Our effective tax rate on pre-tax income was 21.9% for the three months ended March 31, 2025, compared to 22.3% for the three months ended March 31, 2024. As a U.S. taxpayer, we are subject to a statutory U.S. federal corporate income tax rate of 21%. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year and reflects the impact of discrete tax effects in the period in which they occur. Our effective tax rates for the three months ended March 31, 2025 and 2024 include the discrete tax effects of the vesting of RSUs. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes.”
Net Income
Net income and adjusted net income increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to growth in our total revenues, partially offset by increases in our income tax expense, insurance claims and claim expenses, and underwriting and operating expenses. Net income and adjusted net income for the three months ended March 31, 2025 further benefited from a decline in our interest expense.
Diluted and adjusted diluted EPS increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to growth in our net income and adjusted net income, as well as a decline in the number of weighted average diluted shares outstanding tied to share repurchase activity.

The non-GAAP financial measures of adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the three months ended March 31,		$ Change	% Change
	2025	2024	2025 vs. 2024
As reported	($ In Thousands, except for per share data)
Income before income taxes	$131,371	$114,567	$16,804	15%
Income tax expense	28,812	25,517	3,295	13
Net income	$102,559	$89,050	$13,509	15%

Adjustments
Net realized investment gains	(24)	—	(24)	NM (2)
Adjusted income before tax	$131,347	$114,567	$16,780	15%

Income tax benefit on adjustments (1)	5	—	5	NM (2)
Adjusted net income	$102,540	$89,050	$13,490	15%

Weighted average diluted shares outstanding	79,858	82,099	(2,241)	(3)
Adjusted diluted EPS	$1.28	$1.08	$0.20	19%
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

Consolidated balance sheets	March 31, 2025	December 31, 2024	$ Change	% Change
	(In Thousands)
Total investment portfolio	$2,809,247	$2,723,541	$85,706	3%
Cash and cash equivalents	74,209	54,308	19,901	37
Premiums receivable, net	84,153	82,804	1,349	2
Deferred policy acquisition costs, net	64,013	64,327	(314)	—
Software and equipment, net	24,960	25,681	(721)	(3)
Reinsurance recoverable	31,379	32,260	(881)	(3)
Prepaid federal income taxes	322,175	322,175	—	—
Other assets	46,060	44,877	1,183	3
Total assets	$3,456,196	$3,349,973	$106,223	3%
Debt	$415,606	$415,146	$460	—%
Unearned premiums	59,176	65,217	(6,041)	(9)
Accounts payable and accrued expenses	78,937	103,164	(24,227)	(23)
Reserve for insurance claims and claim expenses	151,847	152,071	(224)	—
Deferred tax liability, net	418,916	386,192	32,724	8
Other liabilities	10,143	10,751	(608)	(6)
Total liabilities	1,134,625	1,132,541	2,084	—
Total shareholders' equity	2,321,571	2,217,432	104,139	5
Total liabilities and shareholders' equity	$3,456,196	$3,349,973	$106,223	3%
Total cash and investments increased at March 31, 2025 compared to December 31, 2024 with the addition of incremental cash provided by operating activities and a decrease in the unrealized loss position of our fixed income portfolio primarily tied to changes in interest rates, partially offset by share repurchase activity during the three months ended March 31, 2025. Cash and investments at March 31, 2025 included $76.4 million held by NMIH.
Net premiums receivable represents premiums due on our mortgage insurance policies and may fluctuate based on changes in our monthly premium policies in force, where premiums are generally paid one month in arrears, and the pace of settlement of previously outstanding receivables.
Net deferred policy acquisition costs decreased at March 31, 2025 compared to December 31, 2024 primarily due to the recognition of previously deferred policy acquisition costs during the three months ended March 31, 2025, partially offset by the deferral of certain costs associated with the origination of new policies during the period.

Net software and equipment decreased at March 31, 2025 compared to December 31, 2024 primarily due to the amortization of previously capitalized amounts during three months ended March 31, 2025.
Reinsurance recoverable decreased at March 31, 2025 compared to December 31, 2024 due to a decline in ceded losses recoverable under the QSR Transactions tied to a decline in our gross reserve for insurance claims and claim expenses.
Prepaid federal income taxes represent tax and loss bonds purchased in connection with our claimed tax deduction for our statutory contingency reserve position. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes.”
Other assets increased at March 31, 2025 compared to December 31, 2024 primarily due to an increase in accrued investment income and prepaid expenses.
Unearned premiums decreased at March 31, 2025 compared to December 31, 2024 due to the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies and the cancellations of other single premium policies during the three months ended March 31, 2025, partially offset by single premium policy originations during the period.
Accounts payable and accrued expenses decreased at March 31, 2025 compared to December 31, 2024 primarily due to the settlement of previously accrued compensation expenses, accrued interest on the 2024 Notes, which is payable semi-annually in February and August, and premium taxes payable during the three months ended March 31, 2025.
Reserve for insurance claims and claim expenses decreased at March 31, 2025 compared to December 31, 2024 due to the release of a portion of the reserves we established for anticipated claims payments in prior periods (in connection with cure activity and ongoing analysis of recent loss development trends), as well as the payment of previously reserved claims during the three months ended March 31, 2025. The decrease was partially offset by the establishment of initial reserves on newly defaulted loans and an increase in the average case reserve held against previously defaulted loans that aged in their delinquent status during the period. See “Insurance Claims and Claim Expenses,” above for further details.
Net deferred tax liability increased at March 31, 2025 compared to December 31, 2024 due to an increase in the claimed deductibility of our statutory contingency reserve, as well as a decrease in the aggregate unrealized loss position of our fixed income portfolio recorded in other comprehensive income. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes.”
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the three months ended March 31,		$ Change	% Change
	2025	2024	2025 vs. 2024
Net cash provided by (used in):	(In Thousands)
Operating activities	$101,151	$111,574	$(10,423)	(9)%
Investing activities	(47,657)	(37,752)	(9,905)	26%
Financing activities	(33,593)	(30,785)	(2,808)	9%
Net increase in cash and cash equivalents	$19,901	$43,037	$(23,136)	(54)%
Net cash provided by operating activities decreased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to the first semi-annual interest payment made on the 2024 Notes in February 2025, partially offset by an increase in our net premiums receipts and growth in our investment income.
Cash used in investing activities for the three months ended March 31, 2025 and 2024 reflects the purchase of fixed and short-term maturities with cash provided by operating activities, and the reinvestment of coupon payments, maturities and redemption proceeds within our investment portfolio.
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
As of March 31, 2025, NMIH had $76.4 million of cash and cash equivalents, and investments. NMIH's principal sources of net cash are dividends from its subsidiaries and investment income. NMIC has the capacity to pay $98.4 million of aggregate ordinary dividends to NMIH during the twelve-month period ending December 31, 2025. NMIH also has access to $250 million of undrawn revolving credit capacity under the 2024 Revolving Credit Facility.
On July 31, 2023, our Board of Directors authorized the $200 million 2023 Repurchase Program (excluding associated costs and applicable taxes) effective through December 31, 2025. On February 5, 2025, our Board of Directors authorized the new $250 million 2025 Repurchase Program (excluding associated costs and applicable taxes) effective through December 31, 2027 and extended the 2023 Repurchase Program through December 31, 2027 to align its remaining tenor with that of the 2025 Repurchase Program. The authorization provides NMIH the flexibility, based on market and business conditions, stock price and other factors, to repurchase stock from time to time through open market repurchases, privately negotiated transactions, or other means, including pursuant to Rule 10b5-1 trading plans.
During the three months ended March 31, 2025, NMIH repurchased 0.7 million shares of common stock at a total cost of $26.1 million, including associated costs and applicable taxes. As of March 31, 2025, NMIH had $304.2 million of repurchase authority remaining.
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
Under the 2024 Revolving Credit Facility, NMIH is required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of March 31, 2025, the applicable commitment fee was 0.225%.
We are subject to certain covenants under the 2024 Revolving Credit Facility, including: a maximum debt-to-total capitalization ratio of 35%, a minimum consolidated net worth requirement (as defined therein), and a requirement to maintain compliance with the financial standards prescribed by the PMIERs (subject to any GSE approved waivers). We were in compliance with all covenants at March 31, 2025.
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and by the GSEs. Under Wisconsin insurance laws, NMIC and Re One may pay dividends up to specified levels (i.e., “ordinary” dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts, or “extraordinary” dividends, are subject to the Wisconsin OCI's prior approval. Under Wisconsin insurance laws, an extraordinary dividend is defined as any payment or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the twelve-month period ending the preceding December 31. NMIC has the capacity to pay $98.4 million of aggregate ordinary dividends to NMIH during the twelve-month period ending December 31, 2025.
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
Available assets reflect the financial resources of a mortgage insurer available to pay claims, and includes the most readily liquid assets held, such as cash, investments and other items as stipulated in PMIERs Section 703. The credit provided for such liquid assets is further subject to adjustment based on several factors, including asset class, credit rating and portfolio concentration.
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
As of March 31, 2025, NMIC had a RTC ratio of 12.6:1 with $37.9 billion of performing primary RIF, net of reinsurance, and $3.0 billion of total statutory capital, including contingency reserves. Re One has no risk in force remaining and no longer reports a RTC ratio.
NMIC’s principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At March 31, 2025, NMIC had $2.8 billion of cash and investments, including $29.3 million of cash and cash equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended March 31, 2025, NMIC generated $388 million of cash flow from operations and received an additional $222 million of cash flow on the maturity and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC’s principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC’s only use of cash with the potential to develop along an unscheduled path is claims payments. Given the relatively small size of our current population of defaulted policies, the generally extended duration of the default-to-foreclosure-to-claim cycle, and the potential availability of forbearance, foreclosure moratorium and other borrower assistance programs (which serve to further extend the default-to-foreclosure-to-claim cycle timeline), we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.

Debt and Financial Strength Ratings
NMIC's financial strength is rated “A-” by Fitch Ratings (Fitch), “A3” by Moody's, and “A-” by S&P. NMIH's 2024 Notes are rated “BBB-” by Fitch and “Baa3” by Moody's. The outlook for all ratings provided by Fitch is positive and the outlook for all ratings provided by Moody's and S&P is stable.
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
Our investment portfolio is comprised entirely of fixed maturity instruments. As of March 31, 2025, the fair value of our investment portfolio was $2.8 billion and we held an additional $74.2 million of cash and cash equivalents. Pre-tax book yield on the investment portfolio for the three months ended March 31, 2025 was 3.2%. Book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. The yield on our investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our holdings and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	March 31, 2025	December 31, 2024
Corporate debt securities	69%	67%
Municipal debt securities	22	23
U.S. treasury securities and obligations of U.S. government agencies	4	4
Cash, cash equivalents, and short-term investments	4	5
Asset-backed securities	1	1
Total	100%	100%

Investment portfolio ratings at fair value (1)	March 31, 2025	December 31, 2024
AAA (2)	6%	8%
AA (3)	33	35
A (3)	50	46
BBB (3)	11	11
BB (4)	—	—
Total	100%	100%
(1)    Excluding certain operating cash accounts.
(2)    Includes short-term securities rated A-1+.
(3)    Includes +/– ratings.
(4)    We held one security with a BB+ rating at March 31, 2025 and December 31, 2024, which is not identifiable in the table due to rounding.

All of our investments are rated by one or more nationally recognized statistical rating organizations. If three or more ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Investment Securities - Allowance for credit losses
We did not recognize an allowance for credit loss for any security in the investment portfolio as of March 31, 2025 or December 31, 2024, and we did not record any provision for credit loss for investment securities during the three months ended March 31, 2025 or 2024.
As of March 31, 2025, the investment portfolio had gross unrealized losses of $129.0 million, of which $126.3 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2024, the investment portfolio had gross unrealized losses of $158.6 million, of which $150.8 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer.
We evaluated the securities in an unrealized loss position as of March 31, 2025, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our assessment of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of March 31, 2025 are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the unrealized losses on securities held as of March 31, 2025 were primarily driven by fluctuations in interest rates, and to a lesser extent, movements in credit spreads following the purchase of those securities.
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
We believe that the assumptions and estimates associated with revenue recognition, our investment portfolio, deferred policy acquisition costs, and reserves for insurance claims and claim expenses have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates. There have not been any material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2024 10-K.

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
The carrying value of our investment portfolio as of March 31, 2025 and December 31, 2024 was $2.8 billion and $2.7 billion, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of March 31, 2025, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.55 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.55% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 3.56 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.56% in fair value of our fixed income portfolio.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2025, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Item 1A. Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item 1A of our 2024 10-K. As of the date of this report, we are not aware of any material changes in our risk factors from the risk factors disclosed in our 2024 10-K. You should carefully consider the risks and uncertainties described herein and in our 2024 10-K, which have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The risks described herein and in our 2024 10-K are not the only risks we face, as there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, which may in the future adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases of NMI Holdings, Inc. common stock by us during the three months ended March 31, 2025.

($ In Thousands, except for per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Program (1)
Period:
1/1/2025 to 1/31/2025	222,013	$36.84	222,013	$71,941
2/1/2025 to 2/28/2025	260,468	36.18	260,468	312,516
3/1/2025 to 3/31/2025	235,376	35.37	235,376	304,191
Total	717,857		717,857
(1)    On July 31, 2023, our Board of Directors authorized the $200 million 2023 Repurchase Program (excluding associated costs and applicable taxes) effective through December 31, 2025. On February 5, 2025, our Board of Directors authorized the new $250 million 2025 Repurchase Program (excluding associated costs and applicable taxes) effective through December 31, 2027 and extended the 2023 Repurchase Program through December 31, 2027 to align its remaining tenor with that of the 2025 Repurchase Program. See Part I, Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 10, Stockholder's Equity” for additional information.

Item 5. Other Information
Our Section 16 officers and directors (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans for the purchase or sale of the Company's stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the quarter ended March 31, 2025, none of our Section 16 officers or directors adopted, modified or terminated “Rule 10b5-1 trading arrangements” or "non-Rule 10b5-1 trading arrangements" (each as defined in Item 408 under Regulation S-K of the Exchange Act).

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
10.9 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement (For CEO) (incorporated herein by reference to Exhibit 10.23 to our Form 10-Q filed on August 1, 2017)

10.10 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement (For Executive Officers and Employees) (incorporated herein by reference to Exhibit 10.24 to our Form 10-Q filed on August 1, 2017)

10.11 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Based) (incorporated herein by reference to Exhibit 10.38 to our Form 10-Q, filed on May 7, 2020)

10.12 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Independent Directors) (incorporated herein by reference to Exhibit 10.20 to our Form 10-K, filed on February 15, 2024)

10.13 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Employees) (incorporated herein by reference to Exhibit 10.12 to our Form 10-K, filed on February 14, 2025)

10.14 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Executives) (incorporated herein by reference to Exhibit 10.22 to our Form 10-K, filed on February 15, 2024)

10.15 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Employees) (incorporated herein by reference to Exhibit 10.23 to our Form 10-K, filed on February 15, 2024)

10.16 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Based) (incorporated herein by reference to Exhibit 10.24 to our Form 10-K, filed on February 15, 2024)

10.17 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Agreement (For Employees) (incorporated herein by reference to Exhibit 10.35 to our Form 10-Q, filed on May 2, 2019)

10.18 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Executives) (incorporated herein by reference to Exhibit 10.18 to our Form 10-K, filed on February 14, 2025)

10.19 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Employees) (incorporated herein by reference to Exhibit 10.18 to our Form 10-K, filed on February 14, 2025)

10.20 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Based) (incorporated herein by reference to Exhibit 10.18 to our Form 10-K, filed on February 14, 2025)

10.21 ~
Form of Indemnification Agreement between NMI Holdings, Inc. and its directors and certain executive officers (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on November 25, 2014)

10.22 ~	NMI Holdings, Inc. Severance Benefit Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on February 17, 2016)
10.23 ~	NMI Holdings, Inc. Amended and Restated Change in Control Severance Benefit Plan (incorporated herein by reference to Exhibit 10.30 to our Form 10-Q, filed on October 30, 2018)
10.24 ~	NMI Holdings, Inc. Clawback Policy (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on February 23, 2017)
10.25 ~	Offer Letter by and between NMI Holdings, Inc. and William Leatherberry, dated July 11, 2014 (incorporated herein by reference to Exhibit 10.10 to our Form 10-Q, filed on April 28, 2016)
10.26 ~
Employment Letter by and between NMI Holdings, Inc. and Bradley M. Shuster, effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 28, 2018)

10.27 ~	Offer Letter by and between NMI Holdings, Inc. and Adam Pollitzer, dated September 9, 2021 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on September 9, 2021)
10.28 ~	Offer Letter by and between NMI Holdings, Inc. and Aurora Swithenbank, dated March 1, 2024 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on March 4, 2024)
10.29 ~	Offer letter by and between NMI Holdings, Inc. and Ravi Mallela, dated December 20, 2021 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 21, 2021)
10.30 ~	Offer Letter by and between NMI Holdings, Inc. and Aurora Swithenbank, dated March 1, 2024 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on March 4, 2024)
10.31 ~	Separation Agreement by and between NMI Holdings, Inc. and Ravi Mallela, dated March 1, 2024 (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on March 4, 2024)
10.32 +
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

19.1	Insider Trading and Information Policy (incorporated herein by reference to Exhibit 19.1 to our Form 10-K, filed on February 14, 2025)
10.29
Credit Agreement, dated as of April 29, 2024, by and among the Company, the lenders party hereto, and Royal Bank of Canada, as the Agent (incorporated herein by reference to Exhibit 10.31 to our Form 10-Q, filed on May 1, 2024)

21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	NMI Holdings, Inc. Compensation Recovery Policy, Effective September 13, 2023 (incorporated herein by reference to Exhibit 97.1 to our Form 10-K, filed on February 15, 2024)
101	The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (Unaudited) formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2025 and 2024 (Unaudited);
(iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2025 and 2024 (Unaudited);
(iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (Unaudited); and
(v) Notes to Condensed Consolidated Financial Statements (Unaudited). The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
104	The cover page from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
~	Indicates a management contract or compensatory plan or contract.
+	Confidential treatment granted as to certain portions, which portions have been filed separately with the SEC.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
Date: April 29, 2025

By: /s/ Aurora Swithenbank
Name: Aurora Swithenbank
Title: Chief Financial Officer and Duly Authorized Signatory