Form 10-Q
period 2025-06-30
NMI Holdings, Inc.
filed 2025-07-30
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on July 24, 2025 was 77,574,120 shares.

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

PART I
Item 1. Financial Statements

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2025	December 31, 2024
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $3,016,032 and $2,876,343)	$2,929,117	$2,723,541
Cash and cash equivalents (including restricted cash of $0 and $90)	84,013	54,308
Premiums receivable, net	83,647	82,804
Accrued investment income	24,376	22,386
Deferred policy acquisition costs, net	64,148	64,327
Software and equipment, net	23,793	25,681
Intangible assets and goodwill	3,634	3,634
Reinsurance recoverable	32,705	32,260
Prepaid federal income taxes	322,175	322,175
Other assets	23,477	18,857
Total assets	$3,591,085	$3,349,973

Liabilities
Debt	$416,073	$415,146
Unearned premiums	54,159	65,217
Accounts payable and accrued expenses	86,904	103,164
Reserve for insurance claims and claim expenses	163,033	152,071
Deferred tax liability, net	441,389	386,192
Other liabilities	9,420	10,751
Total liabilities	1,170,978	1,132,541
Commitments and contingencies

Shareholders' equity
Common stock - $0.01 par value; 88,365,509 shares issued and 77,717,841 shares outstanding as of June 30, 2025 and 87,902,626 shares issued and 78,600,726 shares outstanding as of December 31, 2024 (250,000,000 shares authorized)	884	879
Additional paid-in capital	1,006,058	1,004,692
Treasury Stock, at cost: 10,647,668 and 9,301,900 common shares as of June 30, 2025 and December 31, 2024, respectively	(296,047)	(246,594)
Accumulated other comprehensive loss, net of tax	(72,757)	(124,804)
Retained earnings	1,781,969	1,583,259
Total shareholders' equity	2,420,107	2,217,432
Total liabilities and shareholders' equity	$3,591,085	$3,349,973

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(In Thousands, except for per share data)
Revenues
Net premiums earned	$149,066	$141,168	$298,432	$277,825
Net investment income	24,949	20,688	48,635	40,124
Net realized investment losses	(400)	—	(376)	—
Other revenues	164	266	334	426
Total revenues	173,779	162,122	347,025	318,375
Expenses
Insurance claims and claim expenses	13,445	276	17,923	3,970
Underwriting and operating expenses	29,508	28,330	59,683	58,145
Service expenses	110	194	226	331
Interest expense	7,115	14,678	14,221	22,718
Total expenses	50,178	43,478	92,053	85,164

Income before income taxes	123,601	118,644	254,972	233,211
Income tax expense	27,450	26,565	56,262	52,082
Net income	$96,151	$92,079	$198,710	$181,129

Earnings per share
Basic	$1.23	$1.15	$2.54	$2.25
Diluted	$1.21	$1.13	$2.50	$2.22

Weighted average common shares outstanding
Basic	77,987	80,117	78,197	80,421
Diluted	79,256	81,300	79,557	81,703

Net income	$96,151	$92,079	$198,710	$181,129
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) in accumulated other comprehensive loss, net of tax expense (benefit) of $5,570 and $(412) for the three months ended June 30, 2025 and 2024, and $13,756 and $(3,141) for the six months ended June 30, 2025 and 2024, respectively	20,955	(1,549)	51,750	(11,454)
Reclassification adjustment for realized losses included in net income, net of tax benefit of $84 and $79 for the three and six months ended June 30, 2025, respectively	316	—	297	—
Other comprehensive income (loss), net of tax	21,271	(1,549)	52,047	(11,454)
Comprehensive income	$117,422	$90,530	$250,757	$169,675

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2024	78,601	$879	$1,004,692	$(246,594)	$(124,804)	$1,583,259	$2,217,432
Common stock: shares issued under stock plans, net of shares withheld for employee taxes	418	4	(7,654)	—	—	—	(7,650)
Repurchase of common stock	(718)	—	—	(26,053)	—	—	(26,053)
Share-based compensation expense	—	—	4,507	—	—	—	4,507
Change in unrealized investment gains/losses, net of tax expense of $8,181	—	—	—	—	30,776		30,776
Net income	—	—	—	—	—	102,559	102,559
Balances, March 31, 2025	78,301	$883	$1,001,545	$(272,647)	$(94,028)	$1,685,818	$2,321,571
Common stock: shares issued under stock plans, net of shares withheld for employee taxes	44	1	(444)	—	—	—	(443)
Repurchase of common stock	(628)	—	—	(23,400)	—	—	(23,400)
Share-based compensation expense	—	—	4,957	—	—	—	4,957
Change in unrealized investment gains/losses, net of tax expense of $5,654	—	—	—	—	21,271	—	21,271
Net income	—	—	—	—	—	96,151	96,151
Balances, June 30, 2025	77,717	$884	$1,006,058	$(296,047)	$(72,757)	$1,781,969	$2,420,107

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2023	80,881	$873	$990,816	$(148,921)	$(139,917)	$1,223,153	$1,926,004
Common stock: shares issued under stock plans, net of shares withheld for employee taxes	505	5	(5,584)	—	—	—	(5,579)
Repurchase of common stock	(840)	—	—	(25,306)	—	—	(25,306)
Share-based compensation expense	—	—	4,117	—	—	—	4,117
Change in unrealized investment gains/losses, net of tax benefit of $2,729	—	—	—	—	(9,905)	—	(9,905)
Net income	—	—	—	—	—	89,050	89,050
Balances, March 31, 2024	80,546	$878	$989,349	$(174,227)	$(149,822)	$1,312,203	$1,978,381
Common stock: shares issued under stock plans, net of shares withheld for employee taxes	62	1	(320)	—	—	—	(319)
Repurchase of common stock	(844)	—	—	(27,096)	—	—	(27,096)
Share-based compensation expense	—	—	4,114	—	—	—	4,114
Change in unrealized investment gains/losses, net of tax benefit of $412	—	—	—	—	(1,549)	—	(1,549)
Net income	—	—	—	—	—	92,079	92,079
Balances, June 30, 2024	79,764	$879	$993,143	$(201,323)	$(151,371)	$1,404,282	$2,045,610

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities	(In Thousands)
Net income	$198,710	$181,129
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment loss	376	—
Depreciation and amortization	5,726	5,990
Net (accretion)/amortization of (discount)/premium on investment securities	(1,634)	785
Loss on extinguishment of debt	—	6,966
Amortization of debt discount and debt issuance costs	1,192	1,052
Deferred income taxes	41,361	49,861
Share-based compensation expense	9,464	8,231
Changes in operating assets and liabilities:
Premiums receivable, net	(843)	1
Accrued investment income	(1,990)	(1,654)
Deferred policy acquisition costs, net	179	(343)
Reinsurance recoverable	(445)	178
Other assets	(6,089)	(793)
Unearned premiums	(11,058)	(13,961)
Reserve for insurance claims and claim expenses	10,962	1,469
Reinsurance balances, net	(132)	(314)
Accounts payable and accrued expenses	(16,272)	(9,234)
Net cash provided by operating activities	229,507	229,363
Cash flows from investing activities
Purchase of short-term investments	(91,711)	(101,545)
Purchase of fixed-maturity investments, available-for-sale	(253,319)	(236,755)
Proceeds from maturities of short-term investments	55,100	37,700
Proceeds from maturities and redemptions of fixed-maturity investments, available-for-sale	137,935	92,260
Proceeds from sales of fixed-maturity investments, available-for-sale	13,563	—
Additions to software and equipment	(3,354)	(4,026)
Net cash used in investing activities	(141,786)	(212,366)
Cash flows from financing activities
Proceeds from issuance of common stock related to employee equity plans	2,828	4,280
Taxes paid related to net share settlement of equity awards	(10,921)	(10,178)
Proceeds from senior unsecured notes	—	419,705
Repayments of senior secured notes	—	(405,080)
Payments of debt issuance costs	—	(7,730)
Repurchases of common stock	(49,923)	(52,054)
Net cash used in financing activities	(58,016)	(51,057)

Net increase (decrease) in cash, cash equivalents and restricted cash	29,705	(34,060)
Cash, cash equivalents and restricted cash, beginning of period	54,308	96,689
Cash, cash equivalents and restricted cash, end of period	$84,013	$62,629

Supplemental disclosures of cash flow information
Interest paid	$18,700	$14,013
Income taxes paid	22,811	20
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
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of June 30, 2025	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$113,564	$2,645	$(221)	$115,988
Municipal debt securities	669,223	2,145	(36,406)	634,962
Corporate debt securities	2,073,047	18,202	(71,916)	2,019,333
Asset-backed securities	39,905	—	(1,348)	38,557
Total bonds	2,895,739	22,992	(109,891)	2,808,840
Short-term investments	120,293	—	(16)	120,277
Total investments	$3,016,032	$22,992	$(109,907)	$2,929,117

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2024	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$115,342	$1,207	$(489)	$116,060
Municipal debt securities	684,523	589	(49,867)	635,245
Corporate debt securities	1,949,800	3,981	(106,141)	1,847,640
Asset-backed securities	44,104	1	(2,125)	41,980
Total bonds	2,793,769	5,778	(158,622)	2,640,925
Short-term investments	82,574	42	—	82,616
Total investments	$2,876,343	$5,820	$(158,622)	$2,723,541
We did not own any mortgage-backed securities in our asset-backed securities portfolio at June 30, 2025 or December 31, 2024.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Financial	39%	40%
Consumer	28	26
Utilities	11	11
Industrial	9	9
Technology	6	7
Communications	6	7
Basic materials	1	—
Total	100%	100%
As of June 30, 2025 and December 31, 2024, approximately $5.4 million and $5.3 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair value of available-for-sale securities as of June 30, 2025 and December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of June 30, 2025	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$339,885	$338,500
Due after one through five years	1,706,517	1,655,362
Due after five through ten years	922,939	889,975
Due after ten years	6,786	6,723
Asset-backed securities	39,905	38,557
Total investments	$3,016,032	$2,929,117

As of December 31, 2024	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$261,492	$260,132
Due after one through five years	1,549,468	1,479,220
Due after five through ten years	995,717	916,885
Due after ten years	25,562	25,324
Asset-backed securities	44,104	41,980
Total investments	$2,876,343	$2,723,541
Aging of Unrealized Losses
As of June 30, 2025, the investment portfolio had gross unrealized losses of $109.9 million, of which $108.5 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2024, the investment portfolio had gross unrealized losses of $158.6 million, of which $150.8 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of June 30, 2025		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	2	$2,859	$(1)	7	$10,760	$(220)	9	$13,619	$(221)
Municipal debt securities	3	12,776	(92)	224	475,672	(36,314)	227	488,448	(36,406)
Corporate debt securities	28	138,522	(1,273)	182	919,380	(70,643)	210	1,057,902	(71,916)
Asset-backed securities	1	233	*	16	38,324	(1,348)	17	38,557	(1,348)
Short-term investments	16	111,046	(16)	—	—	—	16	111,046	(16)
Total	50	$265,436	$(1,382)	429	$1,444,136	$(108,525)	479	$1,709,572	$(109,907)

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2024		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	4	$8,002	$(98)	9	$11,510	$(391)	13	$19,512	$(489)
Municipal debt securities	25	110,648	(1,928)	220	471,770	(47,939)	245	582,418	(49,867)
Corporate debt securities	68	366,113	(5,822)	226	1,053,862	(100,319)	294	1,419,975	(106,141)
Asset-backed securities	—	—	—	19	41,559	(2,125)	19	41,559	(2,125)
Short-term investments	1	1,551	*	—	—	—	1	1,551	*
Total	98	$486,314	$(7,848)	474	$1,578,701	$(150,774)	572	$2,065,015	$(158,622)
*    Amounts not identifiable due to rounding.
Allowance for Credit Losses
As of June 30, 2025 and December 31, 2024, we did not recognize an allowance for credit loss for any security in the investment portfolio and we did not record any provision for credit loss for investment securities during the three or six months ended June 30, 2025 or 2024.
We evaluated the securities in an unrealized loss position as of June 30, 2025, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our assessment of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of June 30, 2025 are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the unrealized losses on securities held as of June 30, 2025 were primarily driven by fluctuations in interest rates, and to a lesser extent, movements in credit spreads following the purchase of those securities.
Net Investment Income
The following table presents the components of net investment income:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(In Thousands)
Investment income (1)	$25,263	$20,954	$49,298	$40,651
Investment expenses	(314)	(266)	(663)	(527)
Net investment income	$24,949	$20,688	$48,635	$40,124
(1)    Includes interest income recognized on cash and cash equivalents of $1.1 million and $2.0 million during the three and six months ended June 30, 2025, respectively, and $1.8 million and $2.9 million during the three and six months ended June 30, 2024, respectively.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the components of net realized investment gains (losses):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(In Thousands)
Gross realized investment gains	$—	$—	$24	$—
Gross realized investment losses	(400)	—	(400)	—
Net realized investment gains (losses)	$(400)	$—	$(376)	$—
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2025	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$115,988	$—	$—	$115,988
Municipal debt securities	—	634,962	—	634,962
Corporate debt securities	—	2,019,333	—	2,019,333
Asset-backed securities	—	38,557	—	38,557
Cash, cash equivalents and short-term investments	204,290	—	—	204,290
Total assets	$320,278	$2,692,852	$—	$3,013,130

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2024	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$116,060	$—	$—	$116,060
Municipal debt securities	—	635,245	—	635,245
Corporate debt securities	—	1,847,640	—	1,847,640
Asset-backed securities	—	41,980	—	41,980
Cash, cash equivalents and short-term investments	136,924	—	—	136,924
Total assets	$252,984	$2,524,865	$—	$2,777,849
There were no transfers between Level 2 and Level 3 of the fair value hierarchy during the six months ended June 30, 2025 or the year ended December 31, 2024.
Financial Instruments Not Measured at Fair Value
On May 21, 2024, we issued $425 million aggregate principal amount of senior unsecured notes that mature on August 15, 2029 (the 2024 Notes). Proceeds from the 2024 Notes offering were primarily used to repay our then outstanding $400 million senior secured notes (the 2020 Notes). At June 30, 2025, the 2024 Notes were carried at a cost of $416.1 million, net of unamortized debt issuance costs and an original issue discount totaling $8.9 million, and had a fair value of $437.2 million as assessed under our Level 2 hierarchy. At December 31, 2024, the 2024 Notes were carried at a cost of $415.1 million, net of unamortized debt issuance costs and an original issue discount totaling $9.9 million, and had a fair value of $429.6 million.
4. Debt
Senior Unsecured Notes
At June 30, 2025, we had $425 million aggregate principal amount of senior unsecured notes outstanding. The 2024 Notes were issued pursuant to an indenture dated May 21, 2024 and bear interest at a rate of 6.00%, payable semi-annually on February 15 and August 15.
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
In connection with the 2024 Notes offering, we recorded capitalized debt issuance costs and an original issue discount of $10.9 million. Such amount will be amortized over the contractual life of the 2024 Notes using the effective interest method and included in interest expense. The effective interest rate on the 2024 Notes is 6.583%. At June 30, 2025 and December 31, 2024, $8.9 million and $9.9 million, respectively, of unamortized debt issuance costs and original issue discount remained.
At June 30, 2025 and December 31, 2024, $9.6 million and $15.6 million, respectively, of accrued and unpaid interest on the 2024 Notes was included in “Accounts Payable and Accrued Expenses” on our condensed consolidated balance sheets.
During the three and six months ended June 30, 2024, we recorded a $6.8 million loss related to the redemption of the 2020 Notes in “Interest Expense” on our condensed consolidated statements of comprehensive income.
    Revolving Credit Facility
On April 29, 2024, we entered into a new $250 million five-year unsecured revolving credit facility (the 2024 Revolving Credit Facility) to replace our then outstanding $250 million four-year secured revolving credit facility (the 2021 Revolving Credit Facility). The 2024 Revolving Credit Facility matures on May 21, 2029. Borrowings under the 2024 Revolving Credit Facility may be used for general corporate purposes, including to support growth, new business production and operations, and accrue interest at a variable rate equal to, at our discretion, (i) a Base Rate (as defined in the 2024 Revolving Credit Facility) subject to a floor of 1.00% per annum plus a margin of 0.375% to 1.875% per annum, or (ii) the Adjusted Term Secured Overnight Financing Rate (SOFR, as defined in the 2024 Revolving Credit Facility) plus a margin of 1.375% to 2.875% per annum, with the margin in each of (i) or (ii) based on our applicable corporate credit rating at the time. As of June 30, 2025 and December 31, 2024, no amounts were drawn under the 2024 Revolving Credit Facility.
Under the 2024 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of June 30, 2025, the applicable commitment fee was 0.225%. For the three and six months ended June 30, 2025, we recorded $0.1 million and $0.3 million, respectively, of commitment fees in interest expense.
We incurred debt issuance costs of $2.1 million in connection with the 2024 Revolving Credit Facility and had $0.6 million of unamortized debt issuance costs associated with the 2021 Revolving Credit Facility remaining at the time of its replacement. Combined unamortized debt issuance costs are amortized through interest expense on a straight-line basis over the contractual life of the 2024 Revolving Credit Facility. At June 30, 2025 and December 31, 2024, remaining unamortized deferred debt issuance costs of $2.1 million and $2.3 million, respectively, were recorded in “Other Assets” on our condensed consolidated balance sheets.
Under the 2024 Revolving Credit Facility we are subject to certain covenants, including a maximum debt-to-total capitalization ratio of 35%, a minimum consolidated net worth requirement (as defined therein), and a requirement to maintain compliance with the financial standards prescribed by the private mortgage insurer eligibility requirements (PMIERs). We were in compliance with all covenants at June 30, 2025.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(In Thousands)
Net premiums written
Direct	$177,914	$166,183	$352,329	$329,390
Ceded (1)	(33,861)	(32,369)	(64,890)	(65,331)
Net premiums written	$144,053	$133,814	$287,439	$264,059

Net premiums earned
Direct	$182,931	$173,633	$363,387	$343,351
Ceded (1)	(33,865)	(32,465)	(64,955)	(65,526)
Net premiums earned	$149,066	$141,168	$298,432	$277,825
(1)    Net of profit commission.
Quota Share Reinsurance
NMIC is party to nine quota share reinsurance treaties – the 2016 QSR Transaction, effective September 1, 2016 and as modified April 1, 2025, the 2018 QSR Transaction, effective January 1, 2018 and as modified April 1, 2025, the 2020 QSR Transaction, effective April 1, 2020 and as amended January 1, 2024, the 2021 QSR Transaction, effective January 1, 2021 and as modified January 1, 2025, the 2022 QSR Transaction, effective October 1, 2021, the 2022 Seasoned QSR Transaction, effective July 1, 2022, the 2023 QSR Transaction, effective January 1, 2023, the 2024 QSR Transaction, effective January 1, 2024, and the 2025 QSR Transaction, effective January 1, 2025 – which we refer to collectively as the QSR Transactions.
Under each of the QSR Transactions, NMIC cedes a proportional share of its risk on eligible policies to panels of third-party reinsurance providers in exchange for reimbursement of ceded claims and claim expenses on covered policies, a ceding commission and a profit commission (up to a contractually defined maximum) that varies directly and inversely with ceded claims.
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
The following table presents the inception date, covered production period, contractual and optional termination dates, current cession rate, ceding commission and profit commission for each outstanding QSR Transaction. Current amounts are presented as of June 30, 2025.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Inception Date	Covered Production	Contractual Termination date	Optional Termination date	Ceding Percentage	Ceding Commission	Profit Commission
2016 QSR	9/1/2016	1/1/2013 – 12/31/2017	12/31/2027	12/31/2020 (1)	1%	20%	up to 60%
2018 QSR	1/1/2018	1/1/2018 – 12/31/2018 1/1/2019 – 12/31/2019	12/31/2029	12/31/2022 (1)	21% 17% (5)	20%	up to 61%
2020 QSR	4/1/2020	4/1/2020 – 12/31/2020	12/31/2030	12/31/2025 (1)	21%	36%	up to 50%
2021 QSR	1/1/2021	1/1/2021 – 10/30/2021	12/31/2031	12/31/2024 (1)	22%	20%	up to 58%
2022 QSR	10/1/2021	10/30/2021 – 12/31/2022	12/31/2032	12/31/2024 (2)	20%	20%	up to 62%
2022 Seasoned QSR	7/1/2022	1/1/2013 – 12/31/2016 7/1/2019 –3/31/2020	6/30/2032	6/30/2025 (3)	95%	35%	up to 55%
2023 QSR	1/1/2023	1/1/2023 – 12/31/2023	12/31/2033	12/31/2025 (2)	20%	20%	up to 62%
2024 QSR	1/1/2024	1/1/2024 – 12/31/2024	12/31/2034	12/31/2027 (1)	20%	20%	up to 56%
2025 QSR	1/1/2025	1/1/2025 – 12/31/2025	12/31/2035	12/31/2027 (4)	20%	20%	up to 62%
(1)    NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of the optional termination date, or at the end of any calendar quarter thereafter which could result in NMIC recapturing the related risk.
(2)    NMIC has the option, based on certain conditions and subject to a termination fee, to terminate the agreement as of the optional termination, or semi-annually thereafter, which could result in NMIC recapturing the related risk.
(3)    NMIC has the option, based on certain conditions, to terminate the agreement as of June 30, 2025 or quarterly thereafter through December 31, 2027 with the payment of a termination fee, and as of March 31, 2028 or quarterly thereafter without the payment of a termination fee. Such termination could result in NMIC recapturing the related risk.
(4)    NMIC also holds a clean-up call that provides for termination of the agreement at its election at any time on or after the date the risk on remaining covered policies falls to 10% or less of the risk on covered policies at December 31, 2025.
(5)    Under the terms of the 2018 QSR Transaction, NMIC cedes premiums earned related to 21% of the risk on eligible policies written in 2018 and 17% of the risk on eligible policies written in 2019.

Effective April 1, 2025, NMIC terminated its engagement with substantially all reinsurers under the 2016 QSR Transaction by mutual agreement on a cut-off basis. Upon termination, NMIC recaptured approximately $180.1 million of previously ceded primary risk-in-force. The cession rate under the 2016 QSR Transaction decreased from 20% to 1% of the remaining at-risk portfolio. Effective July 1, 2025, the remaining coverage under the 2016 QSR Transaction was terminated by mutual agreement on a cut-off basis.
Effective April 1, 2025, NMIC terminated one reinsurer under the 2018 QSR Transaction by mutual agreement on a cut-off basis, resulting in a recapture of approximately $59.7 million of previously ceded primary RIF to that reinsurer. The cession rate under the 2018 QSR Transaction decreased from 24% to 21% on covered policies written in 2018, and from 20% to 17% on covered policies written in 2019.
Effective June 30, 2025, NMIC elected to selectively terminate its engagement with certain reinsurers under the 2021 QSR Transaction and concurrently entered into an amended agreement effective July 1, 2025 (the Amended 2021 QSR Transaction) with the remaining reinsurance participants. Under the Amended 2021 QSR Transaction, NMIC will cede premiums earned related to 20% of the risk on eligible policies. NMIC will receive an enhanced ceding commission under the Amended 2021 QSR Transaction.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table shows amounts related to the QSR Transactions:

	As of and for the three months ended		As of and for the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In Thousands)
Ceded risk-in-force	$12,764,708	$12,815,434	$12,764,708	$12,815,434
Ceded premiums earned	(40,227)	(41,555)	(81,238)	(82,824)
Ceded claims and claim expenses (1)	3,253	(138)	3,776	521
Ceding commission earned	9,669	10,222	19,437	20,514
Profit commission	19,958	24,351	43,356	47,758
(1)    Includes a $0.3 million termination fee for the three and six months ended June 30, 2025 incurred in connection with the amendments of the 2016, 2018 and 2021 QSR Transactions.
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
In accordance with the terms of the 2016 QSR Transaction, rather than making a cash payment or transferring investments for ceded premiums written, NMIC established a funds withheld liability, which also includes amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are realized from this account until exhausted. NMIC’s reinsurance recoverable balance is further supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The reinsurance recoverable on loss reserves related to the 2016 QSR Transaction was $0.1 million and $1.1 million as of June 30, 2025 and December 31, 2024, respectively.
In accordance with the terms of the 2018, 2020, 2021, 2022, 2022 Seasoned, 2023, 2024 and 2025 QSR Transactions, cash payments for ceded premiums earned are settled on a quarterly basis, offset by amounts due to NMIC for ceding and profit commissions. Any loss recoveries and any potential profit commission to NMIC are also recognized quarterly. NMIC's reinsurance recoverable balance is supported by trust accounts established and maintained by each reinsurer in accordance with the PMIERs funding requirements for risk ceded to non-affiliates. The aggregate reinsurance recoverable on loss reserves related to the 2018, 2020, 2021, 2022, 2022 Seasoned, 2023, 2024 and 2025 QSR Transactions was $32.7 million and $31.2 million as of June 30, 2025 and December 31, 2024, respectively.
We remain directly liable for all claim payments if we are unable to collect the recoverables due from our reinsurers and, as such, we actively monitor and manage our counterparty credit exposure to our reinsurance providers. We establish an allowance for expected credit loss against our reinsurance recoverable if we do not expect to recover amounts due from one or more of our reinsurance counterparties, and report our reinsurance recoverable net of such allowance, if any. We actively monitor the counterparty credit profiles of our reinsurers and each is required to partially collateralize its obligations under the terms of the QSR Transactions. The allowance for credit loss established against our reinsurance recoverable was deemed immaterial as of June 30, 2025 and December 31, 2024.
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
Under the terms of the XOL Transactions, NMIC makes risk premium payments to its third-party reinsurance providers

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
for the outstanding reinsurance coverage amount and ceded aggregate premiums of $10.4 million and $20.5 million during the three and six months ended June 30, 2025, respectively, and $9.4 million and $18.6 million during the three and six months ended June 30, 2024, respectively. NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each agreement. NMIC did not cede any incurred losses on covered policies under the XOL Transactions during the three and six months ended June 30, 2025 and 2024, as the aggregate first layer risk retention for each agreement was not exhausted during such periods.
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding XOL Transaction. Current amounts are presented as of June 30, 2025.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2022-1 XOL	April 1, 2022	10/1/2021 – 3/31/2022 (2)	$289,741	$162,837	$133,366	$130,834
2022-2 XOL	July 1, 2022	4/1/2022 – 6/30/2022 (3)	154,306	115,311	78,906	75,934
2022-3 XOL	October 1, 2022	7/1/2022 – 9/30/2022	96,779	80,282	106,265	103,453
2023-1 XOL	January 1, 2023	10/1/2022 – 6/30/2023	89,864	68,685	146,513	144,245
2023-2 XOL	July 1, 2023	7/1/2023 – 12/31/2023	100,777	87,871	136,875	136,240
2024 XOL	January 1, 2024	1/1/2024 – 12/31/2024	162,500	162,500	312,172	312,124
2025 XOL(4)	January 1, 2025	1/1/2025 – 12/31/2025	131,306	131,306	147,520	147,520
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
NMIC entered into an additional excess-of-loss reinsurance treaty that will provide aggregate coverage for mortgage insurance policies covered under the existing 2021-1 ILN Transaction from April 1, 2026 (the 2026-2 XOL Transaction), at the time of its early redemption. The treaty incepts on April 1, 2026 and will expire on March 31, 2036. Under the terms of the agreement, NMIC will retain a first layer of aggregate loss exposure on covered policies, and its reinsurance counterparties will then provide second layer loss protection up to a defined reinsurance coverage amount of $160 million subject to adjustment on the date of inception based on the persistency of the underlying reference pool through such date. NMIC retains losses in excess

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
of the respective reinsurance coverage amounts.

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
NMIC makes risk premium payments to the Oaktown Re Vehicles for the applicable outstanding reinsurance coverage amount and pays an additional amount for anticipated operating expenses (capped at $250 thousand per year). NMIC ceded aggregate premiums to the Oaktown Re Vehicles of $3.2 million and $6.6 million during the three and six months ended June 30, 2025, respectively, and $5.9 million and $11.8 million during the three and six months ended June 30, 2024, respectively.
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to the Oaktown Re Vehicles during the three and six months ended June 30, 2025 and 2024, as the aggregate first layer risk retention for each applicable agreement was not exhausted during such periods.
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding ILN Transaction. Current amounts are presented as of June 30, 2025.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2021-1 ILN	April 27, 2021	10/1/2020 – 3/31/2021 (2)	$367,238	$115,702	$163,708	$162,547
2021-2 ILN	October 26, 2021	4/1/2021 – 9/30/2021 (3)	363,596	205,070	146,229	144,736

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

Under the terms of our ILN Transactions, we are required to maintain a certain level of restricted funds in premium deposit accounts with Bank of New York Mellon until the respective notes have been redeemed in full. “Cash and Cash Equivalents” on our condensed consolidated balance sheets includes a de minimis restricted amount as of June 30, 2025 and $0.1 million as of December 31, 2024.
6. Reserves for Insurance Claims and Claim Expenses
We hold gross reserves in an amount equal to the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. A loan is considered to be in “default” as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. As of June 30, 2025, we held gross reserves for insurance claims and claim expenses of $163.0 million. During the six months ended June 30, 2025, we paid 188 claims totaling $10.7 million, including 182 claims covered under the QSR Transactions representing $2.2 million of ceded claims and claim expenses.
We had 6,709 loans in default in our primary insured portfolio as of June 30, 2025, which represented a 1.00% default rate against 668,638 total policies in-force, and 6,642 loans in default in our primary portfolio as of December 31, 2024, which represented a 1.01% default rate against 659,567 total policies in-force. The size of the reserve we establish for each defaulted loan (and by extension our aggregate reserve for claims and claim expenses) reflects our best estimate of the future claim payment to be made for each individual loan in default. Our future claims exposure is a function of the number of defaulted loans that progress to claim payment (which we refer to as frequency) and the amount to be paid to settle such claims (which we refer to as severity). Our estimates of claims frequency and severity are not formulaic, rather they are broadly synthesized based on historical observed experience for similarly situated loans and assumptions about future macroeconomic factors.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides a reconciliation of the beginning and ending gross reserve balances for insurance claims and claim expenses:

	For the six months ended June 30,
	2025	2024
	(In Thousands)
Beginning balance	$152,071	$123,974
Less reinsurance recoverables (1)	(32,260)	(27,514)
Beginning balance, net of reinsurance recoverables	119,811	96,460

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	61,356	50,372
Prior years (3)	(43,766)	(46,402)
Total claims and claim expenses incurred (4)	17,590	3,970

Less claims paid:
Claims and claim expenses paid:
Current year (2)	110	—
Prior years (3)	8,469	2,323
Reinsurance terminations (5)	(1,506)	—
Total claims and claim expenses paid	7,073	2,323

Reserve at end of period, net of reinsurance recoverables	130,328	98,107
Add reinsurance recoverables (1)	32,705	27,336
Ending balance	$163,033	$125,443
(1)    Related to ceded losses recoverable under the QSR Transactions. See Note 5, “Reinsurance” for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $51.5 million attributed to net case reserves and $8.8 million attributed to net IBNR reserves for the six months ended June 30, 2025 and $43.1 million attributed to net case reserves and $6.4 million attributed to net IBNR reserves for the six months ended June 30, 2024.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $34.9 million attributed to net case reserves and $8.1 million attributed to net IBNR reserves for the six months ended June 30, 2025 and $39.2 million attributed to net case reserves and $6.3 million attributed to net IBNR reserves for the six months ended June 30, 2024.
(4)    Excludes aggregate termination fees of $0.3 million for the six months ended June 30, 2025 incurred in connection with the respective amendments of the 2016, 2018 and 2021 QSR Transactions.
(5)    Represents the settlement of reinsurance recoverables in conjunction with the respective amendments of the 2016, 2018 and 2021 QSR Transactions. See Note 5, “Reinsurance” for additional information.

The “claims incurred” section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves, and is presented net of reinsurance. The amount of claims incurred relating to current year defaults increased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to an increase in the total number of new delinquencies emerging during the period tied to the growth and natural seasoning of our portfolio, partially offset by a decrease in the average case reserve established against newly defaulted loans. Our provision for claims and claim expenses during both the six months ended June 30, 2025 and 2024 benefited from favorable development on prior year defaults. We recognized $43.8 million and $46.4 million of favorable prior year development during the six months ended June 30, 2025 and 2024, respectively, primarily due to cure activity and ongoing analysis of recent loss development trends. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $86.5 million related to prior year defaults remained as of June 30, 2025.

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
The following table reconciles the net income and the weighted average shares of common stock outstanding used in the computations of basic and diluted EPS of common stock:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(In Thousands, except for per share data)
Net income – basic and diluted	$96,151	$92,079	$198,710	$181,129

Basic weighted average shares outstanding	77,987	80,117	78,197	80,421
Dilutive effect of issuable shares	1,269	1,183	1,360	1,282
Diluted weighted average shares outstanding	79,256	81,300	79,557	81,703

Earnings per share
Basic	$1.23	$1.15	$2.54	$2.25
Diluted	$1.21	$1.13	$2.50	$2.22

Anti-dilutive shares	—	9	—	3
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
Investment income, also referred to as interest revenue, is reported within “Net Investment Income” on our condensed consolidated statements of operations and was $25.3 million and $49.3 million for the three and six months ended June 30, 2025, respectively, and $21.0 million and $40.7 million for the three and six months ended June 30, 2024, respectively. Amortization and depreciation expense for software, equipment, and leasehold improvements was $2.8 million and $5.7 million for the three and six months ended June 30, 2025, respectively, and $3.0 million and $6.0 million for the three and six months ended June 30, 2024, respectively.
9. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. Taxable income is reported on our consolidated U.S. federal and various state income tax returns, filed by NMIH on behalf of itself and its subsidiaries. Our effective tax rate on pre-tax income was 22.2% and 22.1% for the three and six months ended June 30, 2025, respectively, compared to 22.4% and 22.3% for the three and six months ended June 30, 2024, respectively. Our provision for income taxes for interim reporting periods is established based on our estimated annual effective tax rate for a given year. Our

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
effective tax rate may fluctuate between interim periods due to the impact of discrete items not included in our estimated annual effective tax rate, including the tax effects associated with the vesting of RSUs and exercise of options. Such items are treated on a discrete basis in the reporting period in which they occur.
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent. As a result, our interim provision for income taxes for the three and six months ended June 30, 2025 and 2024 primarily represents a change in our net deferred tax liability. As of June 30, 2025 and December 31, 2024, we held $322.2 million of tax and loss bonds in “Prepaid Federal Income Taxes” on our condensed consolidated balance sheets.
On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. We do not currently expect that the Act will have a material impact on our consolidated financial statements.
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
During the six months ended June 30, 2025, we repurchased 1.3 million shares at an average price of $36.49 per share (excluding associated costs and applicable taxes). As of June 30, 2025, we had $281.0 million of repurchase authority remaining.
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
We were named as a defendant in a litigation proceeding pertaining to the refund of certain mortgage insurance premiums under the Homeowners Protection Act. The case was dismissed in September 2023 and the dismissal was affirmed on appeal in June 2025. We do not currently expect that we will incur a material loss in connection with the case and have not recorded a litigation liability for this matter.
12. Premiums Receivable, Net

Premiums receivable consists of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the associated receivable is written off against earned premium and the related insurance policy is canceled. Premiums receivable may be written off prior to 120 days in the ordinary course of business for non-credit events including, but not limited to, the modification or refinancing of an underlying insured loan. We established a $1.6 million and $2.2 million reserve for premium write-offs at June 30, 2025 and December 31, 2024, respectively.
We separately recognize an allowance for credit losses for premiums receivable based on credit losses expected to arise over the life of the receivable. Due to the nature of our insurance policies (a necessary precondition for access to mortgage credit for covered borrowers) and the short duration of the related receivables, we do not typically experience credit losses against our premium receivables and the allowance for credit loss established on premium receivable was deemed immaterial at June 30, 2025 and December 31, 2024.

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
NMIC and Re One generated combined statutory net income of $30.5 million and $67.3 million for the three and six months ended June 30, 2025, respectively, compared to $36.0 million and $70.7 million for the three and six months ended June 30, 2024, respectively.
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
The following table presents NMIC's statutory surplus, contingency reserve, statutory capital and risk-to-capital (RTC) ratio as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
	(In Thousands)
Statutory surplus	$951,592	$984,362
Contingency reserve	2,076,510	1,905,990
Statutory capital (1)	$3,028,102	$2,890,352

Risk-to-capital	13.1:1	12.7:1
(1)    Represents the total of the statutory surplus and contingency reserve.
Re One had $2.1 million of statutory capital at June 30, 2025 and December 31, 2024.
NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware law provides that dividends are only payable out of a corporation's capital surplus or, subject to certain limitations, recent net profits.
NMIC and Re One are subject to certain rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs that may restrict their ability to pay dividends to NMIH. NMIC has the capacity to pay $98.4 million of aggregate ordinary dividends to NMIH during the twelve-month period ending December 31, 2025, and, on June 2, 2025, NMIC paid a $98.4 million ordinary course dividend to NMIH.

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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of June 30, 2025, we had issued master policies with 2,138 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of June 30, 2025, we had $214.7 billion of primary insurance-in-force (IIF) and $57.5 billion of primary risk-in-force (RIF).
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
Our common stock trades on the Nasdaq under the symbol “NMIH.” Our headquarters is located in Emeryville, California. As of June 30, 2025, we had 233 employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
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
Premiums are paid either by the borrower (borrower-paid mortgage insurance or BPMI) or the lender (lender-paid mortgage insurance or LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of June 30, 2025 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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

NIW and primary IIF	As of and for the three months ended				For the six months ended
	June 30, 2025		June 30, 2024		June 30, 2025	June 30, 2024
	NIW	IIF	NIW	IIF	NIW
	(In Millions)
Monthly	$12,214	$197,608	$12,288	$184,862	$21,263	$21,463
Single	250	17,045	215	18,639	422	438
Total	$12,464	$214,653	$12,503	$203,501	$21,685	$21,901
NIW for the three and six months ended June 30, 2025 was $12.5 billion and $21.7 billion, respectively, compared to $12.5 billion and $21.9 billion for the three and six months ended June 30, 2024, respectively.
Primary IIF increased 5% at June 30, 2025 compared to June 30, 2024, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of in-force policies. Our persistency rate was 84.1% at June 30, 2025 and 85.4% at June 30, 2024. Our persistency rate remains historically high due to a continued slowdown in the pace of mortgage refinancing activity tied to the prevailing interest and mortgage rate environment.

The following table presents net premiums written and earned for the periods indicated:

Net premiums written and earned	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(In Thousands)
Net premiums written	$144,053	$133,814	$287,439	$264,059
Net premiums earned	149,066	141,168	298,432	277,825
Net premiums written increased 8% and 9%, respectively, and net premiums earned increased 6% and 7%, respectively, during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, primarily driven by growth in our monthly IIF and monthly pay premium receipts, partially offset by an increase in the total premiums ceded under our reinsurance treaties.
Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
	($ Values In Millions, except as noted below)
New insurance written	$12,464	$9,221	$11,925	$12,218	$12,503
Percentage of monthly premium	98%	98%	98%	98%	98%
Percentage of single premium	2%	2%	2%	2%	2%
New risk written	$3,260	$2,428	$3,134	$3,245	$3,335
Insurance-in-force (1)	$214,653	$211,308	$210,183	$207,538	$203,501
Percentage of monthly premium	92%	92%	91%	91%	91%
Percentage of single premium	8%	8%	9%	9%	9%
Risk-in-force (1)	$57,496	$56,515	$56,113	$55,253	$53,956
Policies in force (count) (1)	668,638	661,490	659,567	654,374	645,276
Average loan size ($ value in thousands) (1)	$321	$319	$319	$317	$315
Coverage percentage (2)	26.8%	26.7%	26.7%	26.6%	26.5%
Loans in default (count) (1)	6,709	6,859	6,642	5,712	4,904
Default rate (1)	1.00%	1.04%	1.01%	0.87%	0.76%
Risk-in-force on defaulted loans (1)	$569	$567	$545	$468	$401
Average net premium yield (3)	0.28%	0.28%	0.27%	0.28%	0.28%
Earnings from cancellations	$0.7	$0.6	$0.8	$0.8	$1.0
Annual persistency (4)	84.1%	84.3%	84.6%	85.5%	85.4%
Quarterly run-off (5)	4.3%	3.9%	4.5%	4.0%	4.2%
(1)    Reported as of the end of the period.
(2)    Calculated as end of period RIF divided by end of period IIF.
(3)    Calculated as net premiums earned divided by average primary IIF for the period, annualized.
(4)    Defined as the percentage of IIF that remains on our books after a given twelve-month period.
(5)    Defined as the percentage of IIF that is no longer on our books after a given three-month period.

The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2025	2024	2025	2024
	(In Millions)
IIF, beginning of period	$211,308	$199,373	$210,183	$197,029
NIW	12,464	12,503	21,685	21,901
Cancellations, principal repayments and other reductions	(9,119)	(8,375)	(17,215)	(15,429)
IIF, end of period	$214,653	$203,501	$214,653	$203,501
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
The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of June 30,
	2025		2024
	IIF	RIF	IIF	RIF
Book year	(In Millions)
2025	$21,220	$5,566	$—	$—
2024	41,100	10,909	21,445	5,700
2023	32,013	8,458	36,792	9,694
2022	44,598	11,953	50,462	13,420
2021	45,409	12,424	56,248	14,868
2020 and before	30,313	8,186	38,554	10,274
Total	$214,653	$57,496	$203,501	$53,956
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

NIW by FICO	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(In Millions)
>= 760	$6,523	$6,797	$11,494	$11,685
740-759	2,281	2,154	4,034	3,951
720-739	1,585	1,537	2,762	2,757
700-719	1,061	1,084	1,726	1,864
680-699	590	635	1,003	1,165
<=679	424	296	666	479
Total	$12,464	$12,503	$21,685	$21,901
Weighted average FICO	756	757	757	757

NIW by LTV	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(In Millions)
95.01% and above	$1,544	$1,768	$2,691	$2,830
90.01% to 95.00%	5,486	5,645	9,760	10,059
85.01% to 90.00%	3,887	3,739	6,638	6,670
85.00% and below	1,547	1,351	2,596	2,342
Total	$12,464	$12,503	$21,685	$21,901
Weighted average LTV	92.0%	92.3%	92.1%	92.3%

NIW by purchase/refinance mix	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(In Millions)
Purchase	$11,813	$12,257	$20,635	$21,414
Refinance	651	246	1,050	487
Total	$12,464	$12,503	$21,685	$21,901
The tables below present our total primary IIF and RIF by FICO and LTV, and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of June 30,
	2025		2024
	($ Values In Millions)
>= 760	$107,677	50%	$101,531	50%
740-759	38,426	18	36,135	18
720-739	29,825	14	28,479	14
700-719	20,049	9	19,295	10
680-699	13,381	6	13,138	6
<=679	5,295	3	4,923	2
Total	$214,653	100%	$203,501	100%

Primary RIF by FICO	As of June 30,
	2025		2024
	($ Values In Millions)
>= 760	$28,596	50%	$26,692	49%
740-759	10,342	18	9,624	18
720-739	8,086	14	7,634	14
700-719	5,483	10	5,217	10
680-699	3,635	6	3,530	7
<=679	1,354	2	1,259	2
Total	$57,496	100%	$53,956	100%

Primary IIF by LTV	As of June 30,
	2025		2024
	($ Values In Millions)
95.01% and above	$25,052	12%	$21,556	10%
90.01% to 95.00%	106,017	49	99,355	49
85.01% to 90.00%	65,109	30	62,461	31
85.00% and below	18,475	9	20,129	10
Total	$214,653	100%	$203,501	100%

Primary RIF by LTV	As of June 30,
	2025		2024
	($ Values In Millions)
95.01% and above	$7,843	14%	$6,698	12%
90.01% to 95.00%	31,302	54	29,354	54
85.01% to 90.00%	16,152	28	15,500	29
85.00% and below	2,199	4	2,404	5
Total	$57,496	100%	$53,956	100%

Primary RIF by Loan Type	As of June 30,
	2025	2024
Fixed	98%	98%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	2	2
Total	100%	100%

The table below presents selected primary portfolio statistics, by book year, as of June 30, 2025.

	As of June 30, 2025
Book Year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values In Millions)
2016 and prior	$37,222	$1,996	5%	151,615	10,722	210	403	2.2%	0.4%	2.0%
2017	21,582	1,667	8%	85,897	9,541	240	189	1.9%	0.5%	2.5%
2018	27,295	2,191	8%	104,043	11,969	350	197	2.4%	0.5%	2.9%
2019	45,141	5,612	12%	148,423	25,180	435	109	2.0%	0.4%	1.7%
2020	62,702	18,847	30%	186,174	67,081	527	59	1.3%	0.3%	0.8%
2021	85,574	45,409	53%	257,972	153,220	1,597	112	3.2%	0.7%	1.0%
2022	58,734	44,598	76%	163,281	131,612	2,022	148	16.5%	1.3%	1.5%
2023	40,473	32,013	79%	111,994	93,357	870	33	14.2%	0.8%	0.9%
2024	46,044	41,100	89%	120,747	111,063	449	1	10.1%	0.4%	0.4%
2025	21,685	21,220	98%	55,805	54,893	9	—	1.5%	—%	—%
Total	$446,452	$214,653		1,385,951	668,638	6,709	1,251
(1)    Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.
(2)    Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.
(3)    Calculated as the number of loans in default divided by number of policies in force.

Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the dates indicated. The distribution of our primary RIF as of June 30, 2025 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of June 30,
	2025	2024
California	10.1%	10.1%
Texas	8.4	8.8
Florida	7.2	7.5
Georgia	4.0	4.2
Illinois	3.9	3.9
Washington	3.8	3.9
Virginia	3.7	3.8
Pennsylvania	3.5	3.4
Ohio	3.4	3.1
North Carolina	3.2	3.0
Total	51.2%	51.7%
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

The following table provides a reconciliation of the beginning and ending gross reserve balances for insurance claims and claim expenses:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(In Thousands)
Beginning balance	$151,847	$127,182	$152,071	$123,974
Less reinsurance recoverables (1)	(31,379)	(27,880)	(32,260)	(27,514)
Beginning balance, net of reinsurance recoverables	120,468	99,302	119,811	96,460

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	26,797	17,396	61,356	50,372
Prior years (3)	(13,685)	(17,120)	(43,766)	(46,402)
Total claims and claim expenses incurred (4)	13,112	276	17,590	3,970

Less claims paid:
Claims and claim expenses paid:
Current year (2)	110	—	110	—
Prior years (3)	4,393	1,471	8,469	2,323
Reinsurance terminations (5)	(1,251)	—	(1,506)	—
Total claims and claim expenses paid	3,252	1,471	7,073	2,323

Reserve at end of period, net of reinsurance recoverables	130,328	98,107	130,328	98,107
Add reinsurance recoverables (1)	32,705	27,336	32,705	27,336
Ending balance	$163,033	$125,443	$163,033	$125,443
(1)    Related to ceded losses recoverable under the QSR Transactions. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance” for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $51.5 million attributed to net case reserves and $8.8 million attributed to net IBNR reserves for the six months ended June 30, 2025 and $43.1 million attributed to net case reserves and $6.4 million attributed to net IBNR reserves for the six months ended June 30, 2024.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $34.9 million attributed to net case reserves and $8.1 million attributed to net IBNR reserves for the six months ended June 30, 2025 and $39.2 million attributed to net case reserves and $6.3 million attributed to net IBNR reserves for the six months ended June 30, 2024.
(4)    Excludes aggregate termination fees of $0.3 million for the six months ended June 30, 2025 incurred in connection with the respective amendments of the 2016, 2018 and 2021 QSR Transactions.
(5)    Represents the settlement of reinsurance recoverables in conjunction with the respective amendments of the 2016, 2018 and 2021 QSR Transactions. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance” for additional information.
The “claims incurred” section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $86.5 million related to prior year defaults remained as of June 30, 2025.

The following table provides a reconciliation of the beginning and ending count of loans in default:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Beginning default inventory	6,859	5,109	6,642	5,099
Plus: new defaults	2,169	1,728	4,590	3,604
Less: cures	(2,215)	(1,869)	(4,309)	(3,686)
Less: claims paid	(93)	(59)	(188)	(101)
Less: rescission and claims denied	(11)	(5)	(26)	(12)
Ending default inventory	6,709	4,904	6,709	4,904
Ending default inventory increased from June 30, 2024 to June 30, 2025, primarily due to the growth and seasoning of our insured portfolio, as well as the emergence of storm-related defaults on insured loans in areas declared by the Federal Emergency Management Agency to be individual disaster zones, partially offset by cure activity within our default population during the intervening period.
The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	($ Values In Thousands)
Number of claims paid (1)	93	59	188	101
Total amount paid for claims	$5,512	$1,877	$10,737	$3,022
Average amount paid per claim	$59	$32	$57	$30
Severity (2)	82%	54%	75%	54%
(1)    Count includes 16 and 36 claims settled without payment during the three and six months ended June 30, 2025, respectively, and 19 and 35 claims settled without payment during the three and six months ended June 30, 2024, respectively.
(2)    Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.

We paid 93 and 188 claims during the three and six months ended June 30, 2025, respectively, and 59 and 101 claims during the three and six months ended June 30, 2024, respectively. The number of claims paid in each period was modest relative to the size of our insured portfolio and we generally observe that the borrowers of the loans we insure are well-situated with strong credit profiles, stable 30-year fixed rate mortgages, manageable debt service obligations and significant appreciated equity in their homes. An increase in the value of the homes collateralizing the mortgages we insure provides defaulted borrowers with alternative paths and incentives to cure their loan prior to the development of a claim.
Our claims severity was 82% and 75% for the three and six months ended June 30, 2025, respectively, compared to 54% for both the three and six months ended June 30, 2024. The increase in claims severity for the three and six months ended June 30, 2025, was primarily due to a greater proportion of claims related to loans originated in recent years. These loans generally have less accumulated equity than earlier vintages. Lower equity in these loans reduces the likelihood of a third-party sale of a foreclosed property, resulting in higher claims payments and contributing to the overall increase in claim severity. Our claims severity for each period was below long-term industry norms.

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

The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated:

Average reserve per default:	As of June 30,
	2025	2024
	(In Thousands)
Case (1)	$22.3	$23.6
IBNR (1)(2)	2.0	2.0
Total	$24.3	$25.6
(1)    Defined as the gross reserve per insured loan in default.
(2)    Amount includes claims adjustment expenses.
Average reserve per default decreased from June 30, 2024 to June 30, 2025, due to changes in observed and forecasted housing market conditions and macroeconomic factors between the measurement dates, and an increase in the proportion of defaults that trace to storm-related activity year-on-year. We generally observe that storm-related defaults cure at higher rates than other similarly situated loans in default (in non-disaster zones) and scale our reserves accordingly. Average reserves per default were further impacted by other changes in the composition of our default inventory as measured by the size, vintage and current estimated LTV of defaulted loans.
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

The following table provides a comparison of the PMIERs available assets and net risk-based required asset amount as reported by NMIC as of the dates indicated:

	As of June 30,
	2025	2024
	(In Thousands)
Available assets	$3,244,517	$2,827,721
Net risk-based required assets	1,926,517	1,651,569
Available assets were $3.2 billion at June 30, 2025, compared to $2.8 billion at June 30, 2024. The $417 million increase in available assets between the dates presented was primarily driven by NMIC's positive cash flow from operations during the intervening period, partially offset by the payment of an ordinary course dividend from NMIC to NMIH in June 2025.
Net risk-based required assets were $1.9 billion at June 30, 2025, compared to $1.7 billion at June 30, 2024. The $275 million increase in the risk-based required asset amount between the dates presented was primarily due to the growth in our gross RIF and aggregate gross risk-based required asset amount.
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

Consolidated Results of Operations

Consolidated statements of operations	For the three months ended June 30,		$ Change	% Change
	2025	2024	2025 vs. 2024
Revenues	($ In Thousands, except for per share data)
Net premiums earned	$149,066	$141,168	$7,898	6%
Net investment income	24,949	20,688	4,261	21%
Net realized investment losses	(400)	—	(400)	NM (4)
Other revenues	164	266	(102)	(38)%
Total revenues	173,779	162,122	11,657	7%
Expenses
Insurance claims and claim expenses	13,445	276	13,169	NM (4)
Underwriting and operating expenses	29,508	28,330	1,178	4%
Service expenses	110	194	(84)	(43)%
Interest expense	7,115	14,678	(7,563)	(52)%
Total expenses	50,178	43,478	6,700	15%

Income before income taxes	123,601	118,644	4,957	4%
Income tax expense	27,450	26,565	885	3%
Net income	$96,151	$92,079	$4,072	4%

Earnings per share - Basic	$1.23	$1.15	$0.08	7%
Earnings per share - Diluted	$1.21	$1.13	$0.08	7%

Loss ratio (1)	9.0%	0.2%
Expense ratio (2)	19.8%	20.1%
Combined ratio	28.8%	20.3%

Consolidated statements of operations	For the six months ended June 30,		$ Change	% Change
	2025	2024	2025 vs. 2024
Revenues	($ In Thousands, except for per share data)
Net premiums earned	$298,432	$277,825	$20,607	7%
Net investment income	48,635	40,124	8,511	21%
Net realized investment losses	(376)	—	(376)	NM (4)
Other revenues	334	426	(92)	(22)%
Total revenues	347,025	318,375	28,650	9%
Expenses
Insurance claims and claim expenses	17,923	3,970	13,953	351%
Underwriting and operating expenses	59,683	58,145	1,538	3%
Service expenses	226	331	(105)	(32)%
Interest expense	14,221	22,718	(8,497)	(37)%
Total expenses	92,053	85,164	6,889	8%

Income before income taxes	254,972	233,211	21,761	9%
Income tax expense	56,262	52,082	4,180	8%
Net income	$198,710	$181,129	$17,581	10%

Earnings per share - Basic	$2.54	$2.25	$0.29	13%
Earnings per share - Diluted	$2.50	$2.22	$0.28	13%

Loss ratio (1)	6.0%	1.4%
Expense ratio (2)	20.0%	20.9%
Combined ratio (3)	26.0%	22.4%

	For the three months ended June 30,		$ Change	% Change
Non-GAAP financial measures (5)	2025	2024	2025 vs. 2024
	($ In Thousands, except for per share data)
Adjusted income before tax	$124,001	$125,610	$(1,609)	(1)%
Adjusted net income	96,467	97,582	(1,115)	(1)%
Adjusted diluted EPS	1.22	1.20	0.02	2%

	For the six months ended June 30,		$ Change	% Change
Non-GAAP financial measures (5)	2025	2024	2025 vs. 2024
	($ In Thousands, except for per share data)
Adjusted income before tax	$255,348	$240,177	$15,171	6%
Adjusted net income	199,007	186,632	12,375	7%
Adjusted diluted EPS	2.50	2.28	0.22	10%
(1)    Loss ratio is calculated by dividing insurance claims and claim expenses by net premiums earned.
(2)    Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.
(3)    Combined ratio may not foot due to rounding.
(4)    Not meaningful.
(5)    See “Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures,” below.

Revenues
Net premiums earned increased during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 primarily due to growth in our monthly IIF and monthly pay premium receipts, partially offset by an increase in the total premiums ceded under our reinsurance treaties.
Net investment income increased during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 primarily due to growth in the size of our total invested asset base, as well as an increase in the book yield of our investment portfolio tied to the deployment of new cash flows and reinvestment of rolling maturities at incrementally higher rates.
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
Insurance claims and claim expenses increased during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 primarily due to an increase in the number of newly defaulted loans that emerged in the respective periods and the establishment of initial reserves against such loans, as well as an increase in the average case reserves held against previously defaulted loans that aged in their delinquency status, partially offset by the release of a portion of the reserves we established for anticipated claims payments in prior periods in connection with cure activity and the ongoing analysis of recent loss development trends.
Underwriting and operating expenses increased during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 primarily due to an increase in the recognition of non-cash stock-based compensation expenses and a decrease in the amortization of previously deferred policy acquisition costs.
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
Income tax expense increased during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 primarily due to the growth in our pre-tax income. Our effective tax rate on pre-tax income was 22.2% and 22.1% for the three and six months ended June 30, 2025, respectively, compared to 22.4% and 22.3% for the three and six months ended June 30, 2024, respectively. As a U.S. taxpayer, we are subject to a statutory U.S. federal corporate income tax rate of 21%. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year and reflects the impact of discrete tax effects in the period in which they occur. Our effective tax rates for the three and six months ended June 30, 2025 and 2024 include the discrete tax effects of the vesting of RSUs. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes.”
Net Income
Net income increased during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, primarily due to growth in our total revenues, partially offset by increases in our insurance claims and claim expenses, income tax expense, and underwriting and operating expenses. Adjusted net income for both the three and six months ended June 30, 2025 reflects a $0.4 million adjustment for net realized investment losses and adjusted net income for both the three and six months ended June 30, 2024 reflects a $7.0 million adjustment for non-recurring costs incurred in connection with the refinancing of the 2020 Notes and 2021 Revolving Credit Facility.
Diluted and adjusted diluted EPS increased during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 primarily due to growth in our net income, as well as a decline in the number of weighted average diluted shares outstanding tied to share repurchase activity.

The non-GAAP financial measures of adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the three months ended June 30,		$ Change	% Change
	2025	2024	2025 vs. 2024
As reported	($ In Thousands, except for per share data)
Income before income taxes	$123,601	$118,644	$4,957	4%
Income tax expense	27,450	26,565	885	3%
Net income	$96,151	$92,079	$4,072	4%

Adjustments
Net realized investment losses	400	—	400	NM (2)
Capital markets transaction costs	—	6,966	(6,966)	NM (2)
Adjusted income before tax	$124,001	$125,610	$(1,609)	(1)%

Income tax expense on adjustments (1)	84	1,463	(1,379)	(94)%
Adjusted net income	$96,467	$97,582	$(1,115)	(1)%

Weighted average diluted shares outstanding	79,256	81,300	(2,044)	(3)%
Adjusted diluted EPS	$1.22	$1.20	$0.02	2%

Non-GAAP Financial Measure Reconciliations	For the six months ended June 30,		$ Change	% Change
	2025	2024	2025 vs. 2024
As reported	($ In Thousands, except for per share data)
Income before income taxes	$254,972	$233,211	$21,761	9%
Income tax expense	56,262	52,082	4,180	8%
Net income	$198,710	$181,129	$17,581	10%

Adjustments
Net realized investment losses	376	—	376	NM (2)
Capital markets transaction costs	—	6,966	(6,966)	NM (2)
Adjusted income before tax	$255,348	$240,177	$15,171	6%

Income tax expense on adjustments (1)	79	1,463	(1,384)	(95)%
Adjusted net income	$199,007	$186,632	$12,375	7%

Weighted average diluted shares outstanding	79,557	81,703	(2,146)	(3)%
Adjusted diluted EPS	$2.50	$2.28	$0.22	10%
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

Consolidated balance sheets	June 30, 2025	December 31, 2024	$ Change	% Change
	(In Thousands)
Total investment portfolio	$2,929,117	$2,723,541	$205,576	8%
Cash and cash equivalents	84,013	54,308	29,705	55%
Premiums receivable, net	83,647	82,804	843	1%
Deferred policy acquisition costs, net	64,148	64,327	(179)	—
Software and equipment, net	23,793	25,681	(1,888)	(7)%
Reinsurance recoverable	32,705	32,260	445	1%
Prepaid federal income taxes	322,175	322,175	—	—
Other assets	51,487	44,877	6,610	15%
Total assets	$3,591,085	$3,349,973	$241,112	7%
Debt	$416,073	$415,146	$927	—
Unearned premiums	54,159	65,217	(11,058)	(17)%
Accounts payable and accrued expenses	86,904	103,164	(16,260)	(16)%
Reserve for insurance claims and claim expenses	163,033	152,071	10,962	7%
Deferred tax liability, net	441,389	386,192	55,197	14%
Other liabilities	9,420	10,751	(1,331)	(12)%
Total liabilities	1,170,978	1,132,541	38,437	3%
Total shareholders' equity	2,420,107	2,217,432	202,675	9%
Total liabilities and shareholders' equity	$3,591,085	$3,349,973	$241,112	7%
Total cash and investments increased at June 30, 2025 compared to December 31, 2024 with the addition of incremental cash provided by operating activities and a decrease in the unrealized loss position of our fixed income portfolio primarily tied to changes in interest rates during the six months ended June 30, 2025, partially offset by share repurchase activity during the period. Cash and investments at June 30, 2025 included $168.8 million held by NMIH.
Net premiums receivable represents premiums due on our mortgage insurance policies and may fluctuate based on changes in our monthly premium policies in force, where premiums are generally paid one month in arrears, and the pace of settlement of previously outstanding receivables.
Net deferred policy acquisition costs decreased at June 30, 2025 compared to December 31, 2024 primarily due to the recognition of previously deferred policy acquisition costs during the six months ended June 30, 2025, partially offset by the deferral of certain costs associated with the origination of new policies during the period.
Net software and equipment decreased at June 30, 2025 compared to December 31, 2024 primarily due to the amortization of previously capitalized amounts during the six months ended June 30, 2025.
Reinsurance recoverable increased at June 30, 2025 compared to December 31, 2024 due to an increase in ceded losses recoverable under the QSR Transactions tied to an increase in our gross reserve for insurance claims and claim expenses.
Prepaid federal income taxes represent tax and loss bonds purchased in connection with our claimed tax deduction for our statutory contingency reserve position. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes.”
Other assets increased at June 30, 2025 compared to December 31, 2024 primarily due to an increase in current income taxes receivable and accrued investment income.
Unearned premiums decreased at June 30, 2025 compared to December 31, 2024 due to the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies and the cancellations of other single premium policies during the six months ended June 30, 2025, partially offset by single premium policy originations during the period.

Accounts payable and accrued expenses decreased at June 30, 2025 compared to December 31, 2024 primarily due to the settlement of previously accrued compensation expenses, accrued interest on the 2024 Notes, which is payable semi-annually in February and August, and premium and other taxes payable during the six months ended June 30, 2025.
Reserve for insurance claims and claim expenses increased at June 30, 2025 compared to December 31, 2024 with the establishment of initial reserves on newly defaulted loans and an increase in the average case reserves held against previously defaulted loans that aged in their delinquent status during the six months ended June 30, 2025. The increase was partially offset by the release of a portion of the reserves we established for anticipated claims payments in prior periods (in connection with cure activity and ongoing analysis of recent loss development trends), as well as the payment of previously reserved claims during the period. See “Insurance Claims and Claim Expenses,” above for further details.
Net deferred tax liability increased at June 30, 2025 compared to December 31, 2024 due to an increase in the claimed deductibility of our statutory contingency reserve, as well as a decrease in the aggregate unrealized loss position of our fixed income portfolio recorded in other comprehensive income. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes.”
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the six months ended June 30,		$ Change	% Change
	2025	2024	2025 vs. 2024
Net cash provided by (used in):	(In Thousands)
Operating activities	$229,507	$229,363	$144	—
Investing activities	(141,786)	(212,366)	70,580	(33)%
Financing activities	(58,016)	(51,057)	(6,959)	14%
Net increase (decrease) in cash and cash equivalents	$29,705	$(34,060)	$63,765	(187)%
Net cash provided by operating activities increased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to an increase in our net premiums receipts and growth in our investment income, largely offset by an increase in income taxes and claims and claim expenses paid.
Cash used in investing activities for the six months ended June 30, 2025 and 2024 reflects the purchase of fixed and short-term maturities with cash provided by operating activities, and the reinvestment of coupon payments, sales, maturities and redemption proceeds within our investment portfolio.
Cash used in financing activities primarily relates to the repurchase of common stock and taxes paid on the net share settlement of equity awards for certain employees. Cash used in financing activities for the six months ended June 30, 2024 benefitted from the net impact of the issuance of the 2024 Notes and redemption of the 2020 Notes during the period.
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
As of June 30, 2025, NMIH had $168.8 million of cash and cash equivalents, and investments. NMIH’s principal sources of net cash are dividends from its subsidiaries and investment income. NMIC paid a $98.4 million ordinary course dividend to NMIH on June 2, 2025, representing its full ordinary course dividend capacity payable under Wisconsin insurance laws for the twelve-month period ending December 31, 2025. NMIH also has access to $250 million of undrawn revolving credit capacity under the 2024 Revolving Credit Facility.
On July 31, 2023, our Board of Directors authorized a $200 million repurchase program (the 2023 Repurchase Program), effective through December 31, 2025. On February 5, 2025, our Board of Directors authorized a new $250 million repurchase program (the 2025 Repurchase Program), effective through December 31, 2027, and extended the effectiveness of the 2023

Repurchase Program through December 31, 2027 to align its remaining tenor with that of the 2025 Repurchase Program. The authorization provides NMIH the flexibility, based on market and business conditions, stock price and other factors, to repurchase stock from time to time through open market repurchases, privately negotiated transactions, or other means, including pursuant to Rule 10b5-1 trading plans.
During the six months ended June 30, 2025, NMIH repurchased 1.3 million shares of common stock at a total cost of $49.5 million, including associated costs and applicable taxes. As of June 30, 2025, NMIH had $281.0 million of repurchase authority remaining.
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
Under the 2024 Revolving Credit Facility, NMIH is required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of June 30, 2025, the applicable commitment fee was 0.225%.
We are subject to certain covenants under the 2024 Revolving Credit Facility, including: a maximum debt-to-total capitalization ratio of 35%, a minimum consolidated net worth requirement (as defined therein), and a requirement to maintain compliance with the financial standards prescribed by the PMIERs (subject to any GSE approved waivers). We were in compliance with all covenants at June 30, 2025.
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and by the GSEs. Under Wisconsin insurance laws, NMIC and Re One may pay dividends up to specified levels (i.e., “ordinary” dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts, or “extraordinary” dividends, are subject to the Wisconsin OCI's prior approval. Under Wisconsin insurance laws, an extraordinary dividend is defined as any payment or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the twelve-month period ending the preceding December 31. On June 2, 2025, NMIC paid a $98.4 million ordinary course dividend to NMIH, representing its full ordinary course dividend capacity payable under Wisconsin insurance laws for the twelve-month period ending December 31, 2025.
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
As of June 30, 2025, NMIC had a RTC ratio of 13.1:1 with $39.7 billion of performing primary RIF, net of reinsurance, and $3.0 billion of total statutory capital, including contingency reserves. Re One has no risk in force remaining and no longer reports a RTC ratio.
NMIC’s principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At June 30, 2025, NMIC had $2.8 billion of cash and investments, including $36.1 million of cash and cash equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended June 30, 2025, NMIC generated $378 million of cash flow from operations and received an additional $226 million of cash flow on the maturity and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC’s principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC’s only use of cash with the potential to develop along an unscheduled path is claims payments. Given the relatively small size of our current population of defaulted policies, the generally extended duration of the default-to-foreclosure-to-claim cycle, and the potential availability of forbearance, foreclosure moratorium and other borrower assistance programs (which serve to further extend the default-to-foreclosure-to-claim cycle timeline), we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.
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
Our investment portfolio is comprised entirely of fixed maturity instruments. As of June 30, 2025, the fair value of our investment portfolio was $2.9 billion and we held an additional $84.0 million of cash and cash equivalents. Pre-tax book yield on the investment portfolio for the six months ended June 30, 2025 was 3.2%. Book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. The yield on our investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our holdings and other factors.

The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	June 30, 2025	December 31, 2024
Corporate debt securities	67%	67%
Municipal debt securities	21	23
Cash, cash equivalents, and short-term investments	7	5
U.S. treasury securities and obligations of U.S. government agencies	4	4
Asset-backed securities	1	1
Total	100%	100%

Investment portfolio ratings at fair value (1)	June 30, 2025	December 31, 2024
AAA (2)	9%	8%
AA (3)	32	35
A (3)	51	46
BBB (3)	8	11
BB (4)	—	—
Total	100%	100%
(1)    Excluding certain operating cash accounts.
(2)    Includes short-term securities rated A-1+.
(3)    Includes +/– ratings.
(4)    We held two securities with a BB rating at June 30, 2025 and one security with a BB rating at December 31, 2024, which are not identifiable in the table due to rounding.

All of our investments are rated by one or more nationally recognized statistical rating organizations. If three or more ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Investment Securities - Allowance for credit losses
We did not recognize an allowance for credit loss for any security in the investment portfolio as of June 30, 2025 or December 31, 2024, and we did not record any provision for credit loss for investment securities during the three and six months ended June 30, 2025 or 2024.
As of June 30, 2025, the investment portfolio had gross unrealized losses of $109.9 million, of which $108.5 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2024, the investment portfolio had gross unrealized losses of $158.6 million, of which $150.8 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer.
We evaluated the securities in an unrealized loss position as of June 30, 2025, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our assessment of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of June 30, 2025 are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the unrealized losses on securities held as of June 30, 2025 were primarily driven by fluctuations in interest rates, and to a lesser extent, movements in credit spreads following the purchase of those securities.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We own and manage a large investment portfolio of various holdings, types and maturities. NMIH’s principal source of operating cash is investment income. The assets within the investment portfolio are exposed to the same factors that affect overall financial market performance.
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
The carrying value of our investment portfolio as of June 30, 2025 and December 31, 2024 was $2.9 billion and $2.7 billion, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of June 30, 2025, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.52 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.52% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 3.54 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.54% in fair value of our fixed income portfolio.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2025, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
As we have previously disclosed, we were named as a defendant in one litigation case that involves refunds of mortgage insurance premiums under the Homeowners Protection Act (the HPA). In September 2023, the United States District Court for the Eastern District of Virginia (the District Court) granted our motion to dismiss the case. Subsequently, the plaintiff filed a notice of appeal in October 2023, appealing the District Court’s decision to the United States Court of Appeals for the Fourth Circuit (the Fourth Circuit). In June 2025, the Fourth Circuit affirmed the District Court's dismissal of the plaintiff's claim under the HPA. Based upon information available to us and our review of lawsuits and claims filed or pending against us to date, we have not recognized a material accrual liability for these matters, nor do we currently expect it is reasonably possible that these matters will result in a material liability to the Company. However, the outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of such matters currently pending or threatened could have an unanticipated material adverse effect on our liquidity, consolidated financial position, results of operations, and/or our business as a whole, in the future.
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
The following table provides information about purchases of NMI Holdings, Inc. common stock by us during the three months ended June 30, 2025.

($ In Thousands, except for per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Program (1)
Period:
4/1/2025 to 4/30/2025	258,814	$33.90	258,814	$295,418
5/1/2025 to 5/31/2025	198,180	37.84	198,180	287,919
6/1/2025 to 6/30/2025	170,917	40.37	170,917	281,019
Total	627,911		627,911
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

Item 5. Other Information
Our Section 16 officers and directors (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans for the purchase or sale of the Company's stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the quarter ended June 30, 2025, none of our Section 16 officers or directors adopted, modified or terminated “Rule 10b5-1 trading arrangements” or "non-Rule 10b5-1 trading arrangements" (each as defined in Item 408 under Regulation S-K of the Exchange Act).

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

10.33
Credit Agreement, dated as of April 29, 2024, by and among the Company, the lenders party hereto, and Royal Bank of Canada, as the Agent (incorporated herein by reference to Exhibit 10.31 to our Form 10-Q, filed on May 1, 2024)

19.1	Insider Trading and Information Policy (incorporated herein by reference to Exhibit 19.1 to our Form 10-K, filed on February 14, 2025)
21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	NMI Holdings, Inc. Compensation Recovery Policy, Effective September 13, 2023 (incorporated herein by reference to Exhibit 97.1 to our Form 10-K, filed on February 15, 2024)
101	The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (Unaudited) formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended June 30, 2025 and 2024 (Unaudited);
(iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended June 30, 2025 and 2024 (Unaudited);
(iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2025 and 2024 (Unaudited); and
(v) Notes to Condensed Consolidated Financial Statements (Unaudited). The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
104	The cover page from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
~	Indicates a management contract or compensatory plan or contract.
+	Confidential treatment granted as to certain portions, which portions have been filed separately with the SEC.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
Date: July 29, 2025

By: /s/ Aurora Swithenbank
Name: Aurora Swithenbank
Title: Chief Financial Officer and Duly Authorized Signatory