Form 10-Q
period 2025-09-30
NMI Holdings, Inc.
filed 2025-11-05
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on October 30, 2025 was 76,867,928 shares.

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
•changes in the charters, business practices, policy, pricing or priorities of Fannie Mae and Freddie Mac (collectively, the GSEs), which may include decisions that have the impact of decreasing or discontinuing the use of mortgage insurance as credit enhancement generally, or with first-time homebuyers or on very high- loan-to-value (LTV) mortgages; or changes in the direction of housing policy objectives of the Federal Housing Finance Agency (FHFA), such as the FHFA's priority to increase the accessibility to and affordability of homeownership for low-and-moderate income borrowers and underrepresented communities;
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
•potential legal and regulatory claims, investigations, actions, audits or inquiries that could result in adverse judgments, settlements, fines or other reliefs that could require significant expenditures or have other negative effects on our business;

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

PART I
Item 1. Financial Statements

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2025	December 31, 2024
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $3,078,294 and $2,876,343)	$3,015,560	$2,723,541
Cash and cash equivalents (including restricted cash of $0 and $90)	130,439	54,308
Premiums receivable, net	85,733	82,804
Accrued investment income	25,790	22,386
Deferred policy acquisition costs, net	64,192	64,327
Software and equipment, net	22,762	25,681
Intangible assets and goodwill	3,634	3,634
Reinsurance recoverable	35,315	32,260
Prepaid federal income taxes	322,175	322,175
Other assets	21,593	18,857
Total assets	$3,727,193	$3,349,973

Liabilities
Debt	$416,548	$415,146
Unearned premiums	49,796	65,217
Accounts payable and accrued expenses	93,407	103,164
Reserve for insurance claims and claim expenses	180,347	152,071
Deferred tax liability, net	463,264	386,192
Other liabilities	8,960	10,751
Total liabilities	1,212,322	1,132,541
Commitments and contingencies

Shareholders' equity
Common stock - $0.01 par value; 88,371,465 shares issued and 77,095,871 shares outstanding as of September 30, 2025 and 87,902,626 shares issued and 78,600,726 shares outstanding as of December 31, 2024 (250,000,000 shares authorized)	884	879
Additional paid-in capital	1,010,550	1,004,692
Treasury Stock, at cost: 11,275,594 and 9,301,900 common shares as of September 30, 2025 and December 31, 2024, respectively	(320,877)	(246,594)
Accumulated other comprehensive loss, net of tax	(53,654)	(124,804)
Retained earnings	1,877,968	1,583,259
Total shareholders' equity	2,514,871	2,217,432
Total liabilities and shareholders' equity	$3,727,193	$3,349,973

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(In Thousands, except for per share data)
Revenues
Net premiums earned	$151,323	$143,343	$449,755	$421,168
Net investment income	26,773	22,474	75,408	62,598
Net realized investment gains (losses)	321	(10)	(55)	(10)
Other revenues	262	285	596	711
Total revenues	178,679	166,092	525,704	484,467
Expenses
Insurance claims and claim expenses	18,554	10,321	36,477	14,291
Underwriting and operating expenses	29,156	29,160	88,839	87,305
Service expenses	162	208	388	539
Interest expense	7,124	7,076	21,345	29,794
Total expenses	54,996	46,765	147,049	131,929

Income before income taxes	123,683	119,327	378,655	352,538
Income tax expense	27,684	26,517	83,946	78,599
Net income	$95,999	$92,810	$294,709	$273,939

Earnings per share
Basic	$1.24	$1.17	$3.78	$3.42
Diluted	$1.22	$1.15	$3.72	$3.36

Weighted average common shares outstanding
Basic	77,410	79,549	77,935	80,129
Diluted	78,830	81,045	79,315	81,484

Net income	$95,999	$92,810	$294,709	$273,939
Other comprehensive income, net of tax:
Unrealized gains in accumulated other comprehensive loss, net of tax expense of $5,145 and $18,441 for the three months ended September 30, 2025 and 2024, and $18,901 and $15,300 for the nine months ended September 30, 2025 and 2024, respectively	19,356	69,372	71,106	57,918
Reclassification adjustment for realized (gains) losses included in net income, net of tax expense (benefit) of $67 and $(2) for the three months ended September 30, 2025 and 2024, and $(12) and $(2) for the nine months ended September 30, 2025 and 2024, respectively	(253)	8	44	8
Other comprehensive income, net of tax	19,103	69,380	71,150	57,926
Comprehensive income	$115,102	$162,190	$365,859	$331,865

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2024	78,601	$879	$1,004,692	$(246,594)	$(124,804)	$1,583,259	$2,217,432
Common stock: shares issued under stock plans, net of shares withheld for employee taxes	418	4	(7,654)	—	—	—	(7,650)
Repurchase of common stock	(718)	—	—	(26,053)	—	—	(26,053)
Share-based compensation expense	—	—	4,507	—	—	—	4,507
Change in unrealized investment gains/losses, net of tax expense of $8,181	—	—	—	—	30,776		30,776
Net income	—	—	—	—	—	102,559	102,559
Balances, March 31, 2025	78,301	$883	$1,001,545	$(272,647)	$(94,028)	$1,685,818	$2,321,571
Common stock: shares issued under stock plans, net of shares withheld for employee taxes	44	1	(444)	—	—	—	(443)
Repurchase of common stock	(628)	—	—	(23,400)	—	—	(23,400)
Share-based compensation expense	—	—	4,957	—	—	—	4,957
Change in unrealized investment gains/losses, net of tax expense of $5,654	—	—	—	—	21,271	—	21,271
Net income	—	—	—	—	—	96,151	96,151
Balances, June 30, 2025	77,717	$884	$1,006,058	$(296,047)	$(72,757)	$1,781,969	$2,420,107
Common stock: shares issued under stock plans, net of shares withheld for employee taxes	6	*	(12)	—	—	—	(12)
Repurchase of common stock	(628)	—	—	(24,830)	—	—	(24,830)
Share-based compensation expense	—	—	4,504	—	—	—	4,504
Change in unrealized investment gains/losses, net of tax expense of $5,078	—	—	—	—	19,103	—	19,103
Net income	—	—	—	—	—	95,999	95,999
Balances, September 30, 2025	77,095	$884	$1,010,550	$(320,877)	$(53,654)	$1,877,968	$2,514,871
*    During the three months ended September 30, 2025, we issued 5,956 common shares with a par value of $0.01 in connection with the exercise of options and vesting of restricted stock units granted under our stock plans, which is not identifiable in this schedule due to rounding.

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

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities	(In Thousands)
Net income	$294,709	$273,939
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment loss	55	10
Depreciation and amortization	8,564	8,970
Net accretion of discount on investment securities	(3,036)	(229)
Loss on extinguishment of debt	—	6,966
Amortization of debt discount and debt issuance costs	1,800	1,630
Deferred income taxes	58,159	64,005
Share-based compensation expense	13,968	12,670
Changes in operating assets and liabilities:
Premiums receivable, net	(2,929)	(1,998)
Accrued investment income	(3,404)	(1,849)
Deferred policy acquisition costs, net	135	(898)
Reinsurance recoverable	(3,055)	(1,700)
Other assets	(4,799)	(1,619)
Unearned premiums	(15,421)	(20,703)
Reserve for insurance claims and claim expenses	28,276	11,546
Reinsurance balances, net	(131)	(601)
Accounts payable and accrued expenses	(15,335)	7,644
Net cash provided by operating activities	357,556	357,783
Cash flows from investing activities
Purchase of short-term investments	(149,956)	(142,414)
Purchase of fixed-maturity investments, available-for-sale	(397,577)	(355,894)
Proceeds from maturities of short-term investments	116,700	83,700
Proceeds from maturities and redemptions of fixed-maturity investments, available-for-sale	217,342	166,960
Proceeds from sales of fixed-maturity investments, available-for-sale	19,814	—
Additions to software and equipment	(5,133)	(5,508)
Net cash used in investing activities	(198,810)	(253,156)
Cash flows from financing activities
Proceeds from issuance of common stock related to employee equity plans	2,875	4,281
Taxes paid related to net share settlement of equity awards	(10,980)	(10,191)
Proceeds from senior unsecured notes	—	419,705
Repayments of senior secured notes	—	(405,080)
Payments of debt issuance costs	—	(7,785)
Repurchases of common stock	(74,510)	(68,927)
Net cash used in financing activities	(82,615)	(67,997)

Net increase in cash, cash equivalents and restricted cash	76,131	36,630
Cash, cash equivalents and restricted cash, beginning of period	54,308	96,689
Cash, cash equivalents and restricted cash, end of period	$130,439	$133,319

Supplemental disclosures of cash flow information
Interest paid	$31,450	$—
Income taxes paid	32,215	9,387
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
In September 2025, the FASB issued ASU 2025-06, Targeted Accounting for Internal-Use Software (Topic 350). The update clarifies the criteria surrounding the capitalization of certain costs and expands related disclosure requirements. The standard will take effect for all public business entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact the adoption of this ASU will have, if any, on our consolidated financial statements.

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
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of September 30, 2025	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$100,950	$2,710	$(165)	$103,495
Municipal debt securities	658,725	2,603	(30,964)	630,364
Corporate debt securities	2,148,007	27,454	(61,582)	2,113,879
Asset-backed securities	52,559	—	(2,796)	49,763
Total bonds	2,960,241	32,767	(95,507)	2,897,501
Short-term investments	118,053	8	(2)	118,059
Total investments	$3,078,294	$32,775	$(95,509)	$3,015,560

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2024	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$115,342	$1,207	$(489)	$116,060
Municipal debt securities	684,523	589	(49,867)	635,245
Corporate debt securities	1,949,800	3,981	(106,141)	1,847,640
Asset-backed securities	44,104	1	(2,125)	41,980
Total bonds	2,793,769	5,778	(158,622)	2,640,925
Short-term investments	82,574	42	—	82,616
Total investments	$2,876,343	$5,820	$(158,622)	$2,723,541
We did not own any mortgage-backed securities in our asset-backed securities portfolio at September 30, 2025 or December 31, 2024.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Financial	39%	40%
Consumer	28	26
Utilities	11	11
Industrial	9	9
Communications	6	7
Technology	6	7
Basic materials	1	—
Total	100%	100%
As of September 30, 2025 and December 31, 2024, approximately $5.4 million and $5.3 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair value of available-for-sale securities as of September 30, 2025 and December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

As of September 30, 2025	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$327,073	$325,628
Due after one through five years	1,767,053	1,721,568
Due after five through ten years	924,819	911,763
Due after ten years	6,790	6,838
Asset-backed securities	52,559	49,763
Total investments	$3,078,294	$3,015,560

As of December 31, 2024	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$261,492	$260,132
Due after one through five years	1,549,468	1,479,220
Due after five through ten years	995,717	916,885
Due after ten years	25,562	25,324
Asset-backed securities	44,104	41,980
Total investments	$2,876,343	$2,723,541
Aging of Unrealized Losses
As of September 30, 2025, the investment portfolio had gross unrealized losses of $95.5 million, of which $95.1 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2024, the investment portfolio had gross unrealized losses of $158.6 million, of which $150.8 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of September 30, 2025		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	1	$125	*	7	$10,819	$(165)	8	$10,944	$(165)
Municipal debt securities	1	893	(3)	221	478,460	(30,961)	222	479,353	(30,964)
Corporate debt securities	15	64,253	(378)	170	866,782	(61,204)	185	931,035	(61,582)
Asset-backed securities	3	13,133	(37)	16	36,630	(2,759)	19	49,763	(2,796)
Short-term investments	3	31,149	(2)	—	—	—	3	31,149	(2)
Total	23	$109,553	$(420)	414	$1,392,691	$(95,089)	437	$1,502,244	$(95,509)

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2024		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	4	$8,002	$(98)	9	$11,510	$(391)	13	$19,512	$(489)
Municipal debt securities	25	110,648	(1,928)	220	471,770	(47,939)	245	582,418	(49,867)
Corporate debt securities	68	366,113	(5,822)	226	1,053,862	(100,319)	294	1,419,975	(106,141)
Asset-backed securities	—	—	—	19	41,559	(2,125)	19	41,559	(2,125)
Short-term investments	1	1,551	*	—	—	—	1	1,551	*
Total	98	$486,314	$(7,848)	474	$1,578,701	$(150,774)	572	$2,065,015	$(158,622)
*    Amounts not identifiable due to rounding.
Allowance for Credit Losses
As of September 30, 2025 and December 31, 2024, we did not recognize an allowance for credit loss for any security in the investment portfolio and we did not record any provision for credit loss for investment securities during the three or nine months ended September 30, 2025 or 2024.
We evaluated the securities in an unrealized loss position as of September 30, 2025, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our assessment of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of September 30, 2025 are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the unrealized losses on securities held as of September 30, 2025 were primarily driven by fluctuations in interest rates, and to a lesser extent, movements in credit spreads following the purchase of those securities.
Net Investment Income
The following table presents the components of net investment income:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(In Thousands)
Investment income (1)	$27,127	$22,772	$76,425	$63,423
Investment expenses	(354)	(298)	(1,017)	(825)
Net investment income	$26,773	$22,474	$75,408	$62,598
(1)    Includes interest income recognized on cash and cash equivalents of $0.9 million and $2.9 million during the three and nine months ended September 30, 2025, respectively, and $1.3 million and $4.2 million during the three and nine months ended September 30, 2024, respectively.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the components of net realized investment gains (losses):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(In Thousands)
Gross realized investment gains	$390	$—	$414	$—
Gross realized investment losses	(69)	(10)	(469)	(10)
Net realized investment gains (losses)	$321	$(10)	$(55)	$(10)
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the level within the fair value hierarchy at which our financial instruments were measured:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2025	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$103,495	$—	$—	$103,495
Municipal debt securities	—	630,364	—	630,364
Corporate debt securities	—	2,113,879	—	2,113,879
Asset-backed securities	—	49,763	—	49,763
Cash, cash equivalents and short-term investments	248,498	—	—	248,498
Total assets	$351,993	$2,794,006	$—	$3,145,999

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2024	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$116,060	$—	$—	$116,060
Municipal debt securities	—	635,245	—	635,245
Corporate debt securities	—	1,847,640	—	1,847,640
Asset-backed securities	—	41,980	—	41,980
Cash, cash equivalents and short-term investments	136,924	—	—	136,924
Total assets	$252,984	$2,524,865	$—	$2,777,849
There were no transfers between Level 2 and Level 3 of the fair value hierarchy during the nine months ended September 30, 2025 or the year ended December 31, 2024.
Financial Instruments Not Measured at Fair Value
On May 21, 2024, we issued $425 million aggregate principal amount of senior unsecured notes that mature on August 15, 2029 (the 2024 Notes). Proceeds from the 2024 Notes offering were primarily used to repay our then outstanding $400 million senior secured notes (the 2020 Notes). At September 30, 2025, the 2024 Notes were carried at a cost of $416.5 million, net of unamortized debt issuance costs and an original issue discount totaling $8.5 million, and had a fair value of $440.5 million as assessed under our Level 2 hierarchy. At December 31, 2024, the 2024 Notes were carried at a cost of $415.1 million, net of unamortized debt issuance costs and an original issue discount totaling $9.9 million, and had a fair value of $429.6 million.
4. Debt
Senior Unsecured Notes
At September 30, 2025, we had $425 million aggregate principal amount of senior unsecured notes outstanding. The 2024 Notes were issued pursuant to an indenture dated May 21, 2024 and bear interest at a rate of 6.00%, payable semi-annually on February 15 and August 15.
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
In connection with the 2024 Notes offering, we recorded capitalized debt issuance costs and an original issue discount of $10.9 million. Such amount will be amortized over the contractual life of the 2024 Notes using the effective interest method and included in interest expense. The effective interest rate on the 2024 Notes is 6.583%. At September 30, 2025 and December 31, 2024, $8.5 million and $9.9 million, respectively, of unamortized debt issuance costs and original issue discount remained.
At September 30, 2025 and December 31, 2024, $3.3 million and $15.6 million, respectively, of accrued and unpaid interest on the 2024 Notes was included in “Accounts Payable and Accrued Expenses” on our condensed consolidated balance sheets.
During the nine months ended September 30, 2024, we recorded a $6.8 million loss related to the redemption of the 2020 Notes in “Interest Expense” on our condensed consolidated statements of comprehensive income.
Revolving Credit Facility
On April 29, 2024, we entered into a new $250 million five-year unsecured revolving credit facility (the 2024 Revolving Credit Facility) to replace our then outstanding $250 million four-year secured revolving credit facility (the 2021 Revolving Credit Facility). The 2024 Revolving Credit Facility matures on May 21, 2029. Borrowings under the 2024 Revolving Credit Facility may be used for general corporate purposes, including to support growth, new business production and operations, and accrue interest at a variable rate equal to, at our discretion, (i) a Base Rate (as defined in the 2024 Revolving Credit Facility) subject to a floor of 1.00% per annum plus a margin of 0.375% to 1.875% per annum, or (ii) the Adjusted Term Secured Overnight Financing Rate (SOFR, as defined in the 2024 Revolving Credit Facility) plus a margin of 1.375% to 2.875% per annum, with the margin in each of (i) or (ii) based on our applicable corporate credit rating at the time. As of September 30, 2025 and December 31, 2024, no amounts were drawn under the 2024 Revolving Credit Facility.
Under the 2024 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of September 30, 2025, the applicable commitment fee was 0.225%. For the three and nine months ended September 30, 2025, we recorded $0.1 million and $0.4 million, respectively, of commitment fees in interest expense.
We incurred debt issuance costs of $2.1 million in connection with the 2024 Revolving Credit Facility and had $0.6 million of unamortized debt issuance costs associated with the 2021 Revolving Credit Facility remaining at the time of its replacement. Combined unamortized debt issuance costs are amortized through interest expense on a straight-line basis over the contractual life of the 2024 Revolving Credit Facility. At September 30, 2025 and December 31, 2024, remaining unamortized deferred debt issuance costs of $1.9 million and $2.3 million, respectively, were recorded in “Other Assets” on our condensed consolidated balance sheets.
Under the 2024 Revolving Credit Facility we are subject to certain covenants, including a maximum debt-to-total capitalization ratio of 35%, a minimum consolidated net worth requirement (as defined therein), and a requirement to maintain compliance with the financial standards prescribed by the private mortgage insurer eligibility requirements (PMIERs). We were in compliance with all covenants at September 30, 2025.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(In Thousands)
Net premiums written
Direct	$181,416	$170,541	$533,745	$499,931
Ceded (1)	(34,456)	(33,860)	(99,346)	(99,191)
Net premiums written	$146,960	$136,681	$434,399	$400,740

Net premiums earned
Direct	$185,779	$177,283	$549,166	$520,634
Ceded (1)	(34,456)	(33,940)	(99,411)	(99,466)
Net premiums earned	$151,323	$143,343	$449,755	$421,168
(1)    Net of profit commission.
Quota Share Reinsurance
NMIC is party to eight quota share reinsurance treaties – the 2018 QSR Transaction, effective January 1, 2018 and as modified April 1, 2025, the 2020 QSR Transaction, effective April 1, 2020 and as amended January 1, 2024, the 2021 QSR Transaction, effective January 1, 2021 and as modified July 1, 2025, the 2022 QSR Transaction, effective October 1, 2021, the 2022 Seasoned QSR Transaction, effective July 1, 2022, the 2023 QSR Transaction, effective January 1, 2023, the 2024 QSR Transaction, effective January 1, 2024, and the 2025 QSR Transaction, effective January 1, 2025 – which we refer to collectively as the QSR Transactions.
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
The following table presents the inception date, covered production period, contractual and optional termination dates, current cession rate, ceding commission and profit commission for each outstanding QSR Transaction. Current amounts are presented as of September 30, 2025.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Inception Date	Covered Production	Contractual Termination date	Optional Termination date	Ceding Percentage	Ceding Commission	Profit Commission
2018 QSR	1/1/2018	1/1/2018 – 12/31/2018 1/1/2019 – 12/31/2019	12/31/2029	12/31/2022 (1)	21% 17% (5)	20%	up to 61%
2020 QSR	4/1/2020	4/1/2020 – 12/31/2020	12/31/2030	12/31/2025 (1)	21%	36%	up to 50%
2021 QSR	1/1/2021	1/1/2021 – 10/30/2021	12/31/2031	12/31/2024 (1)	20%	35%	up to 54%
2022 QSR	10/1/2021	10/30/2021 – 12/31/2022	12/31/2032	12/31/2024 (2)	20%	20%	up to 62%
2022 Seasoned QSR	7/1/2022	1/1/2013 – 12/31/2016 7/1/2019 –3/31/2020	6/30/2032	6/30/2025 (3)	95% (6)	35%	up to 55%
2023 QSR	1/1/2023	1/1/2023 – 12/31/2023	12/31/2033	12/31/2025 (2)	20%	20%	up to 62%
2024 QSR	1/1/2024	1/1/2024 – 12/31/2024	12/31/2034	12/31/2027 (1)	20%	20%	up to 56%
2025 QSR	1/1/2025	1/1/2025 – 12/31/2025	12/31/2035	12/31/2027 (4)	20%	20%	up to 62%
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
(6)    Under the terms of the 2022 Seasoned QSR Transaction, NMIC cedes premiums earned related to 95% of the risk on eligible policies after the consideration of coverage provided by other QSR transactions.

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
The following table shows amounts related to the QSR Transactions:

	As of and for the three months ended		As of and for the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In Thousands)
Ceded risk-in-force	$12,699,082	$12,968,039	$12,699,082	$12,968,039
Ceded premiums earned	(39,847)	(41,761)	(121,085)	(124,585)
Ceded claims and claim expenses (1)	4,123	2,449	7,899	2,970
Ceding commission earned	10,246	10,152	29,683	30,666
Profit commission	19,083	21,883	62,439	69,641
(1)    Includes a $0.3 million termination fee for the nine months ended September 30, 2025 incurred in connection with the termination of the 2016 QSR Transaction and amendment of the 2018 and 2021 QSR Transactions.
Under the QSR Transactions, payments for ceded premiums earned are accrued and settled on a quarterly basis, offset by amounts due to NMIC for ceding commissions, profit commissions and loss recoveries. Ceded claims and claim expenses reduce the profit commission due to NMIC under each respective QSR Transaction on a dollar-for-dollar basis.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NMIC's reinsurance recoverable balance is supported by collateral trust accounts established and maintained by each reinsurer in accordance with the terms of the QSR Transactions and the PMIERs funding requirements for risk ceded to non-affiliates. The aggregate reinsurance recoverable on loss reserves related to the QSR Transactions was $35.3 million and $31.2 million as of September 30, 2025 and December 31, 2024, respectively. The reinsurance recoverable on loss reserves as of December 31, 2024 included $1.1 million related to the 2016 QSR Transaction, which was terminated as of July 1, 2025.
We remain directly liable for all claim payments if we are unable to collect the recoverables due from our reinsurers and establish an allowance for expected credit loss against our reinsurance recoverable if we do not expect to recover amounts due from one or more of our reinsurance counterparties. Our reinsurance recoverable is reported net of such allowance, if any. We actively monitor the counterparty credit profiles of our reinsurers and each is required to partially collateralize its obligations under the terms of the QSR Transactions. The allowance for credit loss established against our reinsurance recoverable was deemed immaterial as of September 30, 2025 and December 31, 2024.
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
Under the terms of the XOL Transactions, NMIC makes risk premium payments to its third-party reinsurance providers for the outstanding reinsurance coverage amount and ceded aggregate premiums earned of $10.7 million and $31.2 million during the three and nine months ended September 30, 2025, respectively, and $9.8 million and $28.4 million during the three and nine months ended September 30, 2024, respectively. NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each agreement. NMIC did not cede any incurred losses on covered policies under the XOL Transactions during the three and nine months ended September 30, 2025 and 2024, as the aggregate first layer risk retention for each agreement was not exhausted during such periods.
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding XOL Transaction. Current amounts are presented as of September 30, 2025.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2022-1 XOL	April 1, 2022	10/1/2021 – 3/31/2022 (2)	$289,741	$156,776	$133,366	$130,371
2022-2 XOL	July 1, 2022	4/1/2022 – 6/30/2022 (3)	154,306	111,008	78,906	74,989
2022-3 XOL	October 1, 2022	7/1/2022 – 9/30/2022	96,779	71,976	106,265	102,730
2023-1 XOL	January 1, 2023	10/1/2022 – 6/30/2023	89,864	66,578	146,513	143,341
2023-2 XOL	July 1, 2023	7/1/2023 – 12/31/2023	100,777	77,129	136,875	136,070
2024 XOL	January 1, 2024	1/1/2024 – 12/31/2024	162,500	162,500	312,172	312,057
2025 XOL(4)	January 1, 2025	1/1/2025 – 12/31/2025	206,217	206,217	233,783	233,783
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
NMIC makes risk premium payments to the Oaktown Re Vehicles for the applicable outstanding reinsurance coverage amount and pays an additional amount for anticipated operating expenses (capped at $250 thousand per year). NMIC ceded aggregate premiums to the Oaktown Re Vehicles of $3.0 million and $9.6 million during the three and nine months ended September 30, 2025, respectively, and $4.3 million and $16.1 million during the three and nine months ended September 30, 2024, respectively.
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to the Oaktown Re Vehicles during the three and nine months ended September 30, 2025 and 2024, as the aggregate first layer risk retention for each applicable agreement was not exhausted during such periods.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding ILN Transaction. Current amounts are presented as of September 30, 2025.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2021-1 ILN	April 27, 2021	10/1/2020 – 3/31/2021 (2)	$367,238	$101,337	$163,708	$162,246
2021-2 ILN	October 26, 2021	4/1/2021 – 9/30/2021 (3)	363,596	188,327	146,229	144,446

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

Under the terms of our ILN Transactions, we are required to maintain a certain level of restricted funds in premium deposit accounts with Bank of New York Mellon until the respective notes have been redeemed in full. “Cash and Cash Equivalents” on our condensed consolidated balance sheets includes a de minimis restricted amount as of September 30, 2025 and $0.1 million as of December 31, 2024.
6. Reserves for Insurance Claims and Claim Expenses
We hold gross reserves in an amount equal to the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. A loan is considered to be in “default” as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. As of September 30, 2025, we held gross reserves for insurance claims and claim expenses of $180.3 million. During the nine months ended September 30, 2025, we paid 281 claims totaling $16.1 million, including 271 claims covered under the QSR Transactions representing $3.2 million of ceded claims and claim expenses.
We had 7,093 loans in default in our primary insured portfolio as of September 30, 2025, which represented a 1.05% default rate against 677,010 total policies in-force, and 6,642 loans in default in our primary portfolio as of December 31, 2024, which represented a 1.01% default rate against 659,567 total policies in-force. The size of the reserve we establish for each defaulted loan (and by extension our aggregate reserve for claims and claim expenses) reflects our best estimate of the future claim payment to be made for each individual loan in default. Our future claims exposure is a function of the number of defaulted loans that progress to claim payment (which we refer to as frequency) and the amount to be paid to settle such claims (which we refer to as severity). Our estimates of claims frequency and severity are not formulaic, rather they are broadly synthesized based

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
on historical observed experience for similarly situated loans and assumptions about future macroeconomic factors.
The following table provides a reconciliation of the beginning and ending gross reserve balances for insurance claims and claim expenses:

	For the nine months ended September 30,
	2025	2024
	(In Thousands)
Beginning balance	$152,071	$123,974
Less reinsurance recoverables (1)	(32,260)	(27,514)
Beginning balance, net of reinsurance recoverables	119,811	96,460

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	88,584	71,532
Prior years (3)	(52,440)	(57,241)
Total claims and claim expenses incurred (4)	36,144	14,291

Less claims paid:
Claims and claim expenses paid:
Current year (2)	280	180
Prior years (3)	12,607	4,265
Reinsurance terminations (5)	(1,964)	—
Total claims and claim expenses paid	10,923	4,445

Reserve at end of period, net of reinsurance recoverables	145,032	106,306
Add reinsurance recoverables (1)	35,315	29,214
Ending balance	$180,347	$135,520
(1)    Related to ceded losses recoverable under the QSR Transactions. See Note 5, “Reinsurance” for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $77.2 million attributed to net case reserves and $9.8 million attributed to net IBNR reserves for the nine months ended September 30, 2025 and $63.2 million attributed to net case reserves and $7.0 million attributed to net IBNR reserves for the nine months ended September 30, 2024.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $43.2 million attributed to net case reserves and $8.1 million attributed to net IBNR reserves for the nine months ended September 30, 2025 and $49.8 million attributed to net case reserves and $6.3 million attributed to net IBNR reserves for the nine months ended September 30, 2024.
(4)    Excludes aggregate termination fees of $0.3 million for the nine months ended September 30, 2025 incurred in connection with the termination of the 2016 QSR Transaction and amendment of the 2018 and 2021 QSR Transactions.
(5)    Represents the settlement of reinsurance recoverables in conjunction with the termination of the 2016 QSR Transaction and amendment of the 2018 and 2021 QSR Transactions.

The “claims incurred” section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves, and is presented net of reinsurance. The amount of claims incurred relating to current year defaults increased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to an increase in the total number of new delinquencies emerging during the period tied to the growth and natural seasoning of our portfolio and an increase in the average case reserve established against newly defaulted loans. Our provision for claims and claim expenses during both the nine months ended September 30, 2025 and 2024 benefited from favorable development on prior year defaults. We recognized $52.4 million and $57.2 million of favorable prior year development during the nine months ended September 30, 2025 and 2024, respectively, primarily due to cure activity and ongoing analysis of recent loss development trends. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $70.6 million related to prior year defaults remained as of September 30, 2025.

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
The following table reconciles the net income and the weighted average shares of common stock outstanding used in the computations of basic and diluted EPS of common stock:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(In Thousands, except for per share data)
Net income – basic and diluted	$95,999	$92,810	$294,709	$273,939

Basic weighted average shares outstanding	77,410	79,549	77,935	80,129
Dilutive effect of issuable shares	1,420	1,496	1,380	1,355
Diluted weighted average shares outstanding	78,830	81,045	79,315	81,484

Earnings per share
Basic	$1.24	$1.17	$3.78	$3.42
Diluted	$1.22	$1.15	$3.72	$3.36

Anti-dilutive shares	1	—	1	7
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
Investment income, also referred to as interest revenue, is reported within “Net Investment Income” on our condensed consolidated statements of operations and was $27.1 million and $76.4 million for the three and nine months ended September 30, 2025, respectively, and $22.8 million and $63.4 million for the three and nine months ended September 30, 2024, respectively. Amortization and depreciation expense for software, equipment, and leasehold improvements was $2.8 million and $8.6 million for the three and nine months ended September 30, 2025, respectively, and $3.0 million and $9.0 million for the three and nine months ended September 30, 2024, respectively.
9. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. Taxable income is reported on our consolidated U.S. federal and various state income tax returns, filed by NMIH on behalf of itself and its subsidiaries. Our effective tax rate on pre-tax income was 22.4% and 22.2% for the three and nine months ended September 30, 2025, respectively, compared to 22.2% and 22.3% for the three and nine months ended September 30, 2024, respectively. Our provision for income taxes for interim reporting periods is established based on our estimated annual effective tax rate for a given

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
year. Our effective tax rate may fluctuate between interim periods due to the impact of discrete items not included in our estimated annual effective tax rate, including the tax effects associated with the vesting of RSUs and exercise of options. Such items are treated on a discrete basis in the reporting period in which they occur.
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent. As a result, our interim provision for income taxes for the three and nine months ended September 30, 2025 and 2024 primarily represents a change in our net deferred tax liability. As of September 30, 2025 and December 31, 2024, we held $322.2 million of tax and loss bonds in “Prepaid Federal Income Taxes” on our condensed consolidated balance sheets.
10. Stockholders' Equity
On July 31, 2023, our Board of Directors authorized a $200 million share repurchase program (the 2023 Repurchase Program), effective through December 31, 2025. On February 5, 2025, our Board of Directors authorized an additional $250 million repurchase program (the 2025 Repurchase Program), effective through December 31, 2027, and extended the effectiveness of the 2023 Repurchase Program through December 31, 2027 to align its remaining tenor with that of the 2025 Repurchase Program. The authorizations provide us with the flexibility, based on market and business conditions, stock price and other factors, to repurchase stock from time to time through open market purchases, privately negotiated transactions, or other means, including pursuant to Rule 10b5-1 trading plans.
During the nine months ended September 30, 2025, we repurchased 2.0 million shares at an average price of $37.33 per share (excluding associated costs and applicable taxes). As of September 30, 2025, we had $256.4 million of repurchase authority remaining.
11. Premiums Receivable, Net

Premiums receivable consists of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the associated receivable is written off against earned premium and the related insurance policy is canceled. Premiums receivable may be written off prior to 120 days in the ordinary course of business for non-credit events including, but not limited to, the modification or refinancing of an underlying insured loan. We established a $1.5 million and $2.2 million reserve for premium write-offs at September 30, 2025 and December 31, 2024, respectively.
We separately recognize an allowance for credit losses for premiums receivable based on credit losses expected to arise over the life of the receivable. Due to the nature of our insurance policies (a necessary precondition for access to mortgage credit for covered borrowers) and the short duration of the related receivables, we do not typically experience credit losses against our premium receivables and the allowance for credit loss established on premium receivable was deemed immaterial at September 30, 2025 and December 31, 2024.
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
NMIC and Re One generated combined statutory net income of $30.7 million and $98.0 million for the three and nine months ended September 30, 2025, respectively, compared to $20.0 million and $90.7 million for the three and nine months ended September 30, 2024, respectively.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents NMIC's statutory surplus, contingency reserve, statutory capital and risk-to-capital (RTC) ratio as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
	(In Thousands)
Statutory surplus	$982,245	$984,362
Contingency reserve	2,161,465	1,905,990
Statutory capital (1)	$3,143,710	$2,890,352

Risk-to-capital	13.1:1	12.7:1
(1)    Represents the total of the statutory surplus and contingency reserve.
Re One had $2.1 million of statutory capital at September 30, 2025 and December 31, 2024.
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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of September 30, 2025, we had issued master policies with 2,172 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of September 30, 2025, we had $218.4 billion of primary insurance-in-force (IIF) and $58.5 billion of primary risk-in-force (RIF).
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
Our common stock trades on the Nasdaq under the symbol “NMIH.” Our headquarters is located in Emeryville, California. As of September 30, 2025, we had 228 employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
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
Premiums are paid either by the borrower (borrower-paid mortgage insurance or BPMI) or the lender (lender-paid mortgage insurance or LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of September 30, 2025 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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

NIW and primary IIF	As of and for the three months ended				For the nine months ended
	September 30, 2025		September 30, 2024		September 30, 2025	September 30, 2024
	NIW	IIF	NIW	IIF	NIW
	(In Millions)
Monthly	$12,727	$201,671	$11,978	$189,241	$33,990	$33,441
Single	285	16,705	240	18,297	707	678
Total	$13,012	$218,376	$12,218	$207,538	$34,697	$34,119
NIW increased 6% and 2%, respectively, during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. NIW increased year-on-year primarily due to growth in our customer franchise and market presence tied to the increased penetration of existing customer accounts and new customer activations. Primary IIF increased 5% at September 30, 2025 compared to September 30, 2024, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of in-force policies.
Our persistency rate was 83.9% at September 30, 2025 and 85.5% at September 30, 2024. Our persistency rate remains historically high due to a continued slowdown in the pace of mortgage refinancing activity tied to the prevailing interest and mortgage rate environment.

The following table presents net premiums written and earned for the periods indicated:

Net premiums written and earned	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(In Thousands)
Net premiums written	$146,960	$136,681	$434,399	$400,740
Net premiums earned	151,323	143,343	449,755	421,168
Net premiums written increased 8% during both the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. Net premiums earned increased 6% and 7%, respectively, during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. The growth in net premiums written and earned in each respective period was primarily driven by growth in our monthly IIF and monthly pay premium receipts.
Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
	($ Values In Millions, except as noted below)
New insurance written	$13,012	$12,464	$9,221	$11,925	$12,218
Percentage of monthly premium	98%	98%	98%	98%	98%
Percentage of single premium	2%	2%	2%	2%	2%
New risk written	$3,399	$3,260	$2,428	$3,134	$3,245
Insurance-in-force (1)	$218,376	$214,653	$211,308	$210,183	$207,538
Percentage of monthly premium	92%	92%	92%	91%	91%
Percentage of single premium	8%	8%	8%	9%	9%
Risk-in-force (1)	$58,538	$57,496	$56,515	$56,113	$55,253
Policies in force (count) (1)	677,010	668,638	661,490	659,567	654,374
Average loan size ($ value in thousands) (1)	$323	$321	$319	$319	$317
Coverage percentage (2)	26.8%	26.8%	26.7%	26.7%	26.6%
Loans in default (count) (1)	7,093	6,709	6,859	6,642	5,712
Default rate (1)	1.05%	1.00%	1.04%	1.01%	0.87%
Risk-in-force on defaulted loans (1)	$600	$569	$567	$545	$468
Average net premium yield (3)	0.28%	0.28%	0.28%	0.27%	0.28%
Earnings from cancellations	$0.7	$0.7	$0.6	$0.8	$0.8
Annual persistency (4)	83.9%	84.1%	84.3%	84.6%	85.5%
Quarterly run-off (5)	4.3%	4.3%	3.9%	4.5%	4.0%
(1)    Reported as of the end of the period.
(2)    Calculated as end of period RIF divided by end of period IIF.
(3)    Calculated as net premiums earned divided by average primary IIF for the period, annualized.
(4)    Defined as the percentage of IIF that remains on our books after a given twelve-month period.
(5)    Defined as the percentage of IIF that is no longer on our books after a given three-month period.

The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2025	2024	2025	2024
	(In Millions)
IIF, beginning of period	$214,653	$203,501	$210,183	$197,029
NIW	13,012	12,218	34,697	34,119
Cancellations, principal repayments and other reductions	(9,289)	(8,181)	(26,504)	(23,610)
IIF, end of period	$218,376	$207,538	$218,376	$207,538
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
The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of September 30,
	2025		2024
	IIF	RIF	IIF	RIF
Book year	(In Millions)
2025	$33,375	$8,739	$—	$—
2024	39,821	10,576	32,892	8,743
2023	30,781	8,138	35,880	9,461
2022	43,051	11,563	49,130	13,086
2021	42,925	11,836	53,471	14,246
2020 and before	28,423	7,686	36,165	9,717
Total	$218,376	$58,538	$207,538	$55,253
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

NIW by FICO	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(In Millions)
>= 760	$6,789	$6,615	$18,283	$18,300
740-759	2,395	2,057	6,429	6,008
720-739	1,626	1,529	4,388	4,286
700-719	1,094	1,040	2,820	2,904
680-699	617	652	1,620	1,817
<=679	491	325	1,157	804
Total	$13,012	$12,218	$34,697	$34,119
Weighted average FICO	756	757	756	757

NIW by LTV	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(In Millions)
95.01% and above	$1,566	$1,568	$4,257	$4,398
90.01% to 95.00%	5,809	5,720	15,569	15,779
85.01% to 90.00%	4,062	3,584	10,700	10,254
85.00% and below	1,575	1,346	4,171	3,688
Total	$13,012	$12,218	$34,697	$34,119
Weighted average LTV	92.1%	92.3%	92.1%	92.3%

NIW by purchase/refinance mix	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(In Millions)
Purchase	$12,416	$11,708	$33,051	$33,122
Refinance	596	510	1,646	997
Total	$13,012	$12,218	$34,697	$34,119
The tables below present our total primary IIF and RIF by FICO and LTV, and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of September 30,
	2025		2024
	($ Values In Millions)
>= 760	$109,470	50%	$103,764	50%
740-759	39,273	18	36,830	18
720-739	30,275	14	28,930	14
700-719	20,355	9	19,654	10
680-699	13,447	6	13,326	6
<=679	5,556	3	5,034	2
Total	$218,376	100%	$207,538	100%

Primary RIF by FICO	As of September 30,
	2025		2024
	($ Values In Millions)
>= 760	$29,084	50%	$27,396	50%
740-759	10,589	18	9,850	18
720-739	8,211	14	7,788	14
700-719	5,575	10	5,337	10
680-699	3,662	6	3,590	6
<=679	1,417	2	1,292	2
Total	$58,538	100%	$55,253	100%

Primary IIF by LTV	As of September 30,
	2025		2024
	($ Values In Millions)
95.01% and above	$25,978	12%	$22,644	11%
90.01% to 95.00%	107,914	49	101,872	49
85.01% to 90.00%	65,815	30	63,568	31
85.00% and below	18,669	9	19,454	9
Total	$218,376	100%	$207,538	100%

Primary RIF by LTV	As of September 30,
	2025		2024
	($ Values In Millions)
95.01% and above	$8,151	14%	$7,054	13%
90.01% to 95.00%	31,850	54	30,100	54
85.01% to 90.00%	16,318	28	15,777	29
85.00% and below	2,219	4	2,322	4
Total	$58,538	100%	$55,253	100%

Primary RIF by Loan Type	As of September 30,
	2025	2024
Fixed	98%	98%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	2	2
Total	100%	100%

The table below presents selected primary portfolio statistics, by book year, as of September 30, 2025.

	As of September 30, 2025
Book Year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values In Millions)
2016 and prior	$37,222	$1,877	5%	151,615	10,098	221	406	2.1%	0.4%	2.2%
2017	21,582	1,574	7%	85,897	9,049	228	189	1.9%	0.5%	2.5%
2018	27,295	2,065	8%	104,043	11,334	342	205	2.4%	0.5%	3.0%
2019	45,141	5,325	12%	148,423	24,061	441	115	1.9%	0.4%	1.8%
2020	62,702	17,582	28%	186,174	63,301	534	65	1.3%	0.3%	0.8%
2021	85,574	42,925	50%	257,972	146,007	1,645	133	3.2%	0.7%	1.1%
2022	58,734	43,051	73%	163,281	127,661	2,021	185	16.4%	1.4%	1.6%
2023	40,473	30,781	76%	111,994	90,283	984	44	15.7%	0.9%	1.1%
2024	46,044	39,821	86%	120,747	108,356	633	2	12.7%	0.5%	0.6%
2025	34,697	33,375	96%	89,436	86,860	44	—	2.6%	—%	0.1%
Total	$459,464	$218,376		1,419,582	677,010	7,093	1,344
(1)    Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.
(2)    Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.
(3)    Calculated as the number of loans in default divided by number of policies in force.

Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the dates indicated. The distribution of our primary RIF as of September 30, 2025 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of September 30,
	2025	2024
California	10.1%	10.1%
Texas	8.3	8.7
Florida	7.2	7.4
Georgia	4.0	4.1
Illinois	4.0	3.9
Washington	3.7	3.9
Virginia	3.7	3.8
Pennsylvania	3.5	3.4
Ohio	3.4	3.2
New York	3.3	3.1
Total	51.2%	51.6%
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
Reserves are established by estimating the number of loans in default that will result in a claim payment, which is referred to as claim frequency, and the amount of the claim payment expected to be paid on each such loan in default, which is referred to as claim severity. Claim frequency and severity estimates are established based on historical observed experience regarding certain loan factors, such as age of the default, cure rates, size of the loan and estimated change in property value. Reserves are released the month in which a loan in default is brought current by the borrower, which is referred to as a cure. Adjustments to reserve estimates are reflected in the period in which the adjustment is made. Reserves are also ceded to reinsurers under the QSR Transactions, XOL Transactions and ILN Transactions as applicable under each treaty. We have not yet ceded reserves under any of the XOL Transactions or ILN Transactions as incurred claims and claim expenses on each respective reference pool remain within our retained coverage layer for each transaction.
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

The following table provides a reconciliation of the beginning and ending gross reserve balances for insurance claims and claim expenses:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(In Thousands)
Beginning balance	$163,033	$125,443	$152,071	$123,974
Less reinsurance recoverables (1)	(32,705)	(27,336)	(32,260)	(27,514)
Beginning balance, net of reinsurance recoverables	130,328	98,107	119,811	96,460

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	27,228	21,160	88,584	71,532
Prior years (3)	(8,674)	(10,839)	(52,440)	(57,241)
Total claims and claim expenses incurred (4)	18,554	10,321	36,144	14,291

Less claims paid:
Claims and claim expenses paid:
Current year (2)	170	180	280	180
Prior years (3)	4,138	1,942	12,607	4,265
Reinsurance terminations (5)	(458)	—	(1,964)	—
Total claims and claim expenses paid	3,850	2,122	10,923	4,445

Reserve at end of period, net of reinsurance recoverables	145,032	106,306	145,032	106,306
Add reinsurance recoverables (1)	35,315	29,214	35,315	29,214
Ending balance	$180,347	$135,520	$180,347	$135,520
(1)    Related to ceded losses recoverable under the QSR Transactions. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance” for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $77.2 million attributed to net case reserves and $9.8 million attributed to net IBNR reserves for the nine months ended September 30, 2025 and $63.2 million attributed to net case reserves and $7.0 million attributed to net IBNR reserves for the nine months ended September 30, 2024.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $43.2 million attributed to net case reserves and $8.1 million attributed to net IBNR reserves for the nine months ended September 30, 2025 and $49.8 million attributed to net case reserves and $6.3 million attributed to net IBNR reserves for the nine months ended September 30, 2024.
(4)    Excludes aggregate termination fees of $0.3 million for the nine months ended September 30, 2025 incurred in connection with the termination of the 2016 QSR Transaction and amendment of the 2018 and 2021 QSR Transactions.
(5)    Represents the settlement of reinsurance recoverables in conjunction with the termination of the 2016 QSR Transaction and amendment of the 2018 and 2021 QSR Transactions. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance” for additional information.
The “claims incurred” section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $70.6 million related to prior year defaults remained as of September 30, 2025.

The following table provides a reconciliation of the beginning and ending count of loans in default:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Beginning default inventory	6,709	4,904	6,642	5,099
Plus: new defaults	2,529	2,411	7,119	6,015
Less: cures	(2,044)	(1,529)	(6,353)	(5,215)
Less: claims paid	(93)	(67)	(281)	(168)
Less: rescission and claims denied	(8)	(7)	(34)	(19)
Ending default inventory	7,093	5,712	7,093	5,712
Ending default inventory increased from September 30, 2024 to September 30, 2025, primarily due to the growth and seasoning of our insured portfolio, as well as the emergence of storm-related defaults on insured loans in areas declared by the Federal Emergency Management Agency to be individual disaster zones, partially offset by cure activity within our default population during the intervening period.
The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	($ Values In Thousands)
Number of claims paid (1)	93	67	281	168
Total amount paid for claims	$5,364	$2,692	$16,101	$5,714
Average amount paid per claim	$58	$40	$57	$34
Severity (2)	73%	64%	74%	58%
(1)    Count includes 14 and 50 claims settled without payment during the three and nine months ended September 30, 2025, respectively, and 21 and 56 claims settled without payment during the three and nine months ended September 30, 2024, respectively.
(2)    Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.

We paid 93 and 281 claims during the three and nine months ended September 30, 2025, respectively, and 67 and 168 claims during the three and nine months ended September 30, 2024, respectively. The number of claims paid in each period was modest relative to the size of our insured portfolio and we generally observe that the borrowers of the loans we insure are well-situated with strong credit profiles, stable 30-year fixed rate mortgages, manageable debt service obligations and significant appreciated equity in their homes. An increase in the value of the homes collateralizing the mortgages we insure provides defaulted borrowers with alternative paths and incentives to cure their loan prior to the development of a claim.
Our claims severity was 73% and 74% for the three and nine months ended September 30, 2025, respectively, compared to 64% and 58% for the three and nine months ended September 30, 2024. The increase in claims severity for the three and nine months ended September 30, 2025, was primarily due to a greater proportion of claims related to loans originated in recent years. These loans generally have less accumulated equity than loans from earlier vintages, which typically results in higher claims payments and an increase in claims severity. Our claims severity for each period was below long-term industry norms.

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

The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated:

Average reserve per default:	As of September 30,
	2025	2024
	(In Thousands)
Case (1)	$23.3	$21.8
IBNR (1)(2)	2.1	1.9
Total	$25.4	$23.7
(1)    Defined as the gross reserve per insured loan in default.
(2)    Amount includes claims adjustment expenses.
Average reserve per default increased from September 30, 2024 to September 30, 2025, due to changes in the composition of our default inventory as measured by the size, vintage and current estimated LTV of defaulted loans between the measurement dates. Average reserves per default were further impacted by changes in observed and forecasted housing market conditions and macroeconomic factors between the measurement dates.
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
The following table provides a comparison of the PMIERs available assets and net risk-based required asset amount as reported by NMIC as of the dates indicated:

	As of September 30,
	2025	2024
	(In Thousands)
Available assets	$3,369,950	$3,006,892
Net risk-based required assets	2,003,410	1,735,790
Available assets were $3.4 billion at September 30, 2025, compared to $3.0 billion at September 30, 2024. The $363 million increase in available assets between the dates presented was primarily driven by NMIC's positive cash flow from operations during the intervening period, partially offset by the payment of an ordinary course dividend from NMIC to NMIH in June 2025.
Net risk-based required assets were $2.0 billion at September 30, 2025, compared to $1.7 billion at September 30, 2024. The $268 million increase in the risk-based required asset amount between the dates presented was primarily due to the growth in our gross RIF and aggregate gross risk-based required asset amount.

Consolidated Results of Operations

Consolidated statements of operations	For the three months ended September 30,		$ Change	% Change
	2025	2024	2025 vs. 2024
Revenues	($ In Thousands, except for per share data)
Net premiums earned	$151,323	$143,343	$7,980	6%
Net investment income	26,773	22,474	4,299	19%
Net realized investment gains (losses)	321	(10)	331	NM (4)
Other revenues	262	285	(23)	(8)%
Total revenues	178,679	166,092	12,587	8%
Expenses
Insurance claims and claim expenses	18,554	10,321	8,233	80%
Underwriting and operating expenses	29,156	29,160	(4)	—%
Service expenses	162	208	(46)	(22)%
Interest expense	7,124	7,076	48	1%
Total expenses	54,996	46,765	8,231	18%

Income before income taxes	123,683	119,327	4,356	4%
Income tax expense	27,684	26,517	1,167	4%
Net income	$95,999	$92,810	$3,189	3%

Earnings per share - Basic	$1.24	$1.17	$0.07	6%
Earnings per share - Diluted	$1.22	$1.15	$0.07	6%

Loss ratio (1)	12.3%	7.2%
Expense ratio (2)	19.3%	20.3%
Combined ratio (3)	31.5%	27.5%

	For the three months ended September 30,		$ Change	% Change
Non-GAAP financial measures (5)	2025	2024	2025 vs. 2024
	($ In Thousands, except for per share data)
Adjusted income before tax	$123,362	$119,337	$4,025	3%
Adjusted net income	95,745	92,818	2,927	3%
Adjusted diluted EPS	1.21	1.15	0.06	5%

Consolidated statements of operations	For the nine months ended September 30,		$ Change	% Change
	2025	2024	2025 vs. 2024
Revenues	($ In Thousands, except for per share data)
Net premiums earned	$449,755	$421,168	$28,587	7%
Net investment income	75,408	62,598	12,810	20%
Net realized investment losses	(55)	(10)	(45)	450%
Other revenues	596	711	(115)	(16)%
Total revenues	525,704	484,467	41,237	9%
Expenses
Insurance claims and claim expenses	36,477	14,291	22,186	155%
Underwriting and operating expenses	88,839	87,305	1,534	2%
Service expenses	388	539	(151)	(28)%
Interest expense	21,345	29,794	(8,449)	(28)%
Total expenses	147,049	131,929	15,120	11%

Income before income taxes	378,655	352,538	26,117	7%
Income tax expense	83,946	78,599	5,347	7%
Net income	$294,709	$273,939	$20,770	8%

Earnings per share - Basic	$3.78	$3.42	$0.36	11%
Earnings per share - Diluted	$3.72	$3.36	$0.36	11%

Loss ratio (1)	8.1%	3.4%
Expense ratio (2)	19.8%	20.7%
Combined ratio	27.9%	24.1%

	For the nine months ended September 30,		$ Change	% Change
Non-GAAP financial measures (5)	2025	2024	2025 vs. 2024
	($ In Thousands, except for per share data)
Adjusted income before tax	$378,710	$359,514	$19,196	5%
Adjusted net income	294,752	279,450	15,302	5%
Adjusted diluted EPS	3.72	3.43	0.29	8%
(1)    Loss ratio is calculated by dividing insurance claims and claim expenses by net premiums earned.
(2)    Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.
(3)    Combined ratio may not foot due to rounding.
(4)    Not meaningful.
(5)    See “Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures,” below.

Revenues
Net premiums earned increased during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 primarily due to growth in our monthly IIF and monthly pay premium receipts.
Net investment income increased during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 primarily due to growth in the size of our total invested asset base, as well as an increase in the book yield of our investment portfolio tied to the deployment of new cash flows and reinvestment of rolling maturities at incrementally higher rates.
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
Insurance claims and claim expenses increased during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 primarily due to an increase in the number of newly defaulted loans that emerged in the respective periods and the establishment of initial reserves against such loans, as well as an increase in the average case reserves held against previously defaulted loans that aged in their delinquency status, partially offset by the release of a portion of the reserves we established for anticipated claims payments in prior periods in connection with cure activity and the ongoing analysis of recent loss development trends.
Underwriting and operating expenses increased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in certain technology expenses and a decrease in ceding commissions received under our QSR Transactions.
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
Income tax expense increased during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 primarily due to the growth in our pre-tax income. Our effective tax rate on pre-tax income was 22.4% and 22.2% for the three and nine months ended September 30, 2025, respectively, compared to 22.2% and 22.3% for the three and nine months ended September 30, 2024, respectively. As a U.S. taxpayer, we are subject to a statutory U.S. federal corporate income tax rate of 21%. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year and reflects the impact of discrete tax effects in the period in which they occur. Our effective tax rates for the three and nine months ended September 30, 2025 and 2024 include the discrete tax effects of the vesting of RSUs. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes.”
Net Income
Net income and adjusted net income increased during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, primarily due to growth in our total revenues, partially offset by increases in our insurance claims and claim expenses and income tax expense. Adjusted net income for the nine months ended September 30, 2024 reflects a $7.0 million adjustment for non-recurring costs incurred in connection with the refinancing of the 2020 Notes and 2021 Revolving Credit Facility.
Diluted and adjusted diluted EPS increased during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 primarily due to growth in our net income, as well as a decline in the number of weighted average diluted shares outstanding tied to share repurchase activity.

The non-GAAP financial measures of adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the three months ended September 30,		$ Change	% Change
	2025	2024	2025 vs. 2024
As reported	($ In Thousands, except for per share data)
Income before income taxes	$123,683	$119,327	$4,356	4%
Income tax expense	27,684	26,517	1,167	4%
Net income	$95,999	$92,810	$3,189	3%

Adjustments
Net realized investment (gains) losses	(321)	10	(331)	NM (2)
Adjusted income before tax	$123,362	$119,337	$4,025	3%

Income tax (benefit) expense on adjustments (1)	(67)	2	(69)	NM (2)
Adjusted net income	$95,745	$92,818	$2,927	3%

Weighted average diluted shares outstanding	78,830	81,045	(2,215)	(3)%
Adjusted diluted EPS	$1.21	$1.15	$0.06	5%

Non-GAAP Financial Measure Reconciliations	For the nine months ended September 30,		$ Change	% Change
	2025	2024	2025 vs. 2024
As reported	($ In Thousands, except for per share data)
Income before income taxes	$378,655	$352,538	$26,117	7%
Income tax expense	83,946	78,599	5,347	7%
Net income	$294,709	$273,939	$20,770	8%

Adjustments
Net realized investment losses	55	10	45	450%
Capital markets transaction costs	—	6,966	(6,966)	(100)%
Adjusted income before tax	$378,710	$359,514	$19,196	5%

Income tax expense on adjustments (1)	12	1,465	(1,453)	(99)%
Adjusted net income	$294,752	$279,450	$15,302	5%

Weighted average diluted shares outstanding	79,315	81,484	(2,169)	(3)%
Adjusted diluted EPS	$3.72	$3.43	$0.29	8%
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

Consolidated balance sheets	September 30, 2025	December 31, 2024	$ Change	% Change
	(In Thousands)
Total investment portfolio	$3,015,560	$2,723,541	$292,019	11%
Cash and cash equivalents	130,439	54,308	76,131	140%
Premiums receivable, net	85,733	82,804	2,929	4%
Deferred policy acquisition costs, net	64,192	64,327	(135)	—
Software and equipment, net	22,762	25,681	(2,919)	(11)%
Reinsurance recoverable	35,315	32,260	3,055	9%
Prepaid federal income taxes	322,175	322,175	—	—
Other assets	51,017	44,877	6,140	14%
Total assets	$3,727,193	$3,349,973	$377,220	11%
Debt	$416,548	$415,146	$1,402	—
Unearned premiums	49,796	65,217	(15,421)	(24)%
Accounts payable and accrued expenses	93,407	103,164	(9,757)	(9)%
Reserve for insurance claims and claim expenses	180,347	152,071	28,276	19%
Deferred tax liability, net	463,264	386,192	77,072	20%
Other liabilities	8,960	10,751	(1,791)	(17)%
Total liabilities	1,212,322	1,132,541	79,781	7%
Total shareholders' equity	2,514,871	2,217,432	297,439	13%
Total liabilities and shareholders' equity	$3,727,193	$3,349,973	$377,220	11%
Total cash and investments increased at September 30, 2025 compared to December 31, 2024 with the addition of incremental cash provided by operating activities and a decrease in the unrealized loss position of our fixed income portfolio primarily tied to changes in interest rates during the nine months ended September 30, 2025, partially offset by share repurchase activity during the period. Cash and investments at September 30, 2025 included $148.1 million held by NMIH.
Net premiums receivable represents premiums due on our mortgage insurance policies and may fluctuate based on changes in our monthly premium policies in force, where premiums are generally paid one month in arrears, and the pace of settlement of previously outstanding receivables.
Net deferred policy acquisition costs decreased at September 30, 2025 compared to December 31, 2024 primarily due to the recognition of previously deferred policy acquisition costs during the nine months ended September 30, 2025, partially offset by the deferral of certain costs associated with the origination of new policies during the period.
Net software and equipment decreased at September 30, 2025 compared to December 31, 2024 primarily due to the amortization of previously capitalized amounts during the nine months ended September 30, 2025.
Reinsurance recoverable increased at September 30, 2025 compared to December 31, 2024 due to an increase in ceded losses recoverable under the QSR Transactions tied to an increase in our gross reserve for insurance claims and claim expenses.
Prepaid federal income taxes represent tax and loss bonds purchased in connection with our claimed tax deduction for our statutory contingency reserve position. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes.”
Other assets increased at September 30, 2025 compared to December 31, 2024 primarily due to an increase in current income taxes receivable and accrued investment income, partially offset by a reduction in our right-of-use assets tied to amortization of the operating lease for our corporate headquarters.
Unearned premiums decreased at September 30, 2025 compared to December 31, 2024 due to the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies and the cancellations of other single premium policies during the nine months ended September 30, 2025, partially offset by single premium policy originations during the period.

Accounts payable and accrued expenses decreased at September 30, 2025 compared to December 31, 2024 primarily due to a reduction in accrued interest on the 2024 Notes, which is payable semi-annually in February and August, and the settlement of previously accrued compensation expenses during the nine months ended September 30, 2025, partially offset by an increase in unsettled trade payables related to the purchase of certain investment securities.
Reserve for insurance claims and claim expenses increased at September 30, 2025 compared to December 31, 2024 with the establishment of initial reserves on newly defaulted loans and an increase in the average case reserves held against previously defaulted loans that aged in their delinquent status during the nine months ended September 30, 2025. The increase was partially offset by the release of a portion of the reserves we established for anticipated claims payments in prior periods (in connection with cure activity and ongoing analysis of recent loss development trends), as well as the payment of previously reserved claims during the period. See “Insurance Claims and Claim Expenses,” above for further details.
Net deferred tax liability increased at September 30, 2025 compared to December 31, 2024 due to an increase in the claimed deductibility of our statutory contingency reserve, as well as a decrease in the aggregate unrealized loss position of our fixed income portfolio recorded in other comprehensive income. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes.”
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the nine months ended September 30,		$ Change
	2025	2024	2025 vs. 2024
Net cash provided by (used in):	(In Thousands)
Operating activities	$357,556	$357,783	$(227)
Investing activities	(198,810)	(253,156)	54,346
Financing activities	(82,615)	(67,997)	(14,618)
Net increase in cash and cash equivalents	$76,131	$36,630	$39,501
Net cash provided by operating activities decreased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in taxes paid, the semi-annual interest payments made on the 2024 Notes and net claim settlement costs, largely offset by an increase in our net premium receipts and growth in our investment income.
Cash used in investing activities for the nine months ended September 30, 2025 and 2024 reflects the purchase of fixed and short-term maturities with cash provided by operating activities, and the reinvestment of coupon payments, sales, maturities and redemption proceeds within our investment portfolio.
Cash used in financing activities primarily relates to the repurchase of common stock and taxes paid on the net share settlement of equity awards for certain employees. Cash used in financing activities for the nine months ended September 30, 2024 benefitted from the net impact of the issuance of the 2024 Notes and redemption of the 2020 Notes during the period.
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
As of September 30, 2025, NMIH had $148.1 million of cash and cash equivalents, and investments. NMIH’s principal sources of net cash are dividends from its subsidiaries and investment income. NMIC paid a $98.4 million ordinary course dividend to NMIH on June 2, 2025, representing its full ordinary course dividend capacity payable under Wisconsin insurance laws for the twelve-month period ending December 31, 2025. NMIH also has access to $250 million of undrawn revolving credit capacity under the 2024 Revolving Credit Facility.

On July 31, 2023, our Board of Directors authorized a $200 million repurchase program (the 2023 Repurchase Program), effective through December 31, 2025. On February 5, 2025, our Board of Directors authorized a new $250 million repurchase program (the 2025 Repurchase Program), effective through December 31, 2027, and extended the effectiveness of the 2023 Repurchase Program through December 31, 2027 to align its remaining tenor with that of the 2025 Repurchase Program. The authorizations provide NMIH with the flexibility, based on market and business conditions, stock price and other factors, to repurchase stock from time to time through open market repurchases, privately negotiated transactions, or other means, including pursuant to Rule 10b5-1 trading plans.
During the nine months ended September 30, 2025, NMIH repurchased 2.0 million shares of common stock at a total cost of $73.7 million, excluding associated costs and applicable taxes. As of September 30, 2025, NMIH had $256.4 million of repurchase authority remaining.
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
Under the 2024 Revolving Credit Facility, NMIH is required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of September 30, 2025, the applicable commitment fee was 0.225%.
We are subject to certain covenants under the 2024 Revolving Credit Facility, including: a maximum debt-to-total capitalization ratio of 35%, a minimum consolidated net worth requirement (as defined therein), and a requirement to maintain compliance with the financial standards prescribed by the PMIERs (subject to any GSE approved waivers). We were in compliance with all covenants at September 30, 2025.
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
As of September 30, 2025, NMIC had a RTC ratio of 13.1:1 with $41.3 billion of primary RIF, net of reinsurance, and $3.1 billion of total statutory capital, including contingency reserves. Re One has no risk in force remaining and no longer reports a RTC ratio.
NMIC’s principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At September 30, 2025, NMIC had $3.0 billion of cash and investments, including $88.2 million of cash and cash equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended September 30, 2025, NMIC generated $388 million of cash flow from operations and received an additional $266 million of cash flow on the maturity and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC’s principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC’s only use of cash with the potential to develop along an unscheduled path is claims payments. Given the relatively small size of our current population of defaulted policies, the generally extended duration of the default-to-foreclosure-to-claim cycle, and the potential availability of forbearance, foreclosure moratorium and other borrower assistance programs (which serve to further extend the default-to-foreclosure-to-claim cycle timeline), we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.
Debt and Financial Strength Ratings
NMIC's financial strength is rated “A-” by Fitch Ratings (Fitch), “A3” by Moody's, and “A-” by S&P. NMIH's 2024 Notes are rated “BBB-” by Fitch and “Baa3” by Moody's. The outlook for all ratings provided by Fitch and Moody's is positive and the outlook for all ratings provided by S&P is stable.
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

Our investment portfolio is comprised entirely of fixed maturity instruments. As of September 30, 2025, the fair value of our investment portfolio was $3.0 billion and we held an additional $130.4 million of cash and cash equivalents. Pre-tax book yield on the investment portfolio for the nine months ended September 30, 2025 was 3.3%. Book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. The yield on our investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our holdings and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	September 30, 2025	December 31, 2024
Corporate debt securities	67%	67%
Municipal debt securities	20	23
Cash, cash equivalents, and short-term investments	8	5
U.S. treasury securities and obligations of U.S. government agencies	3	4
Asset-backed securities	2	1
Total	100%	100%

Investment portfolio ratings at fair value (1)	September 30, 2025	December 31, 2024
AAA (2)	9%	8%
AA (3)	31	35
A (3)	51	46
BBB (3)	9	11
BB (4)	—	—
Total	100%	100%
(1)    Excluding certain operating cash accounts.
(2)    Includes short-term securities rated A-1+.
(3)    Includes +/– ratings.
(4)    We held one security with a BB rating at December 31, 2024, which is not identifiable in the table due to rounding.

All of our investments are rated by one or more nationally recognized statistical rating organizations. If three or more ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Investment Securities - Allowance for credit losses
We did not recognize an allowance for credit loss for any security in the investment portfolio as of September 30, 2025 or December 31, 2024, and we did not record any provision for credit loss for investment securities during the three and nine months ended September 30, 2025 or 2024.
As of September 30, 2025, the investment portfolio had gross unrealized losses of $95.5 million, of which $95.1 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2024, the investment portfolio had gross unrealized losses of $158.6 million, of which $150.8 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer.
We evaluated the securities in an unrealized loss position as of September 30, 2025, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our assessment of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of September 30, 2025 are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the unrealized losses on securities held as of September 30, 2025 were primarily driven by fluctuations in interest rates, and to a lesser extent, movements in credit spreads following the purchase of those securities.

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
The carrying value of our investment portfolio as of September 30, 2025 and December 31, 2024 was $3.0 billion and $2.7 billion, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of September 30, 2025, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.48 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.48% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 3.50 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.50% in fair value of our fixed income portfolio.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2025, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
The following table provides information about purchases of NMI Holdings, Inc. common stock by us during the three months ended September 30, 2025.

($ In Thousands, except for per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Program (1)
Period:
7/1/2025 to 7/31/2025	215,713	$39.17	215,713	$272,569
8/1/2025 to 8/31/2025	206,942	38.90	206,942	264,520
9/1/2025 to 9/30/2025	205,271	39.34	205,271	256,445
Total	627,926		627,926
(1)    On July 31, 2023, our Board of Directors authorized a $200 million share repurchase program (the 2023 Repurchase Program), effective through December 31, 2025. On February 5, 2025, our Board of Directors authorized an additional $250 million repurchase program (the 2025 Repurchase Program), effective through December 31, 2027 and extended the effectiveness of the 2023 Repurchase Program through December 31, 2027 to align its remaining tenor with that of the 2025 Repurchase Program. See Part I, Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 10, Stockholder's Equity” for additional information.

Item 5. Other Information
10b5-1 Trading Arrangements
Our Section 16 officers and directors (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans for the purchase or sale of the Company's stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the quarter ended September 30, 2025, none of our Section 16 officers or directors adopted, modified or terminated “Rule 10b5-1 trading arrangements” or "non-Rule 10b5-1 trading arrangements" (each as defined in Item 408 under Regulation S-K of the Exchange Act).
Severance Plans
On November 2, 2025, the Company adopted the NMI Holdings, Inc. Amended and Restated Severance Benefit Plan (the “Severance Plan”) and the NMI Holdings, Inc. Amended and Restated Change in Control Severance Benefit Plan (the “CIC Severance Plan”).
Severance Plan
Under the Severance Plan, the Company provides eligible employees severance payments and benefits upon certain involuntary terminations of employment, including a reduction in force, elimination of the participant’s position or lack of work. Subject to the conditions set forth in the Severance Plan, including the execution and non-revocation by the employee of a separation agreement, an eligible employee will be entitled to the following payments and benefits upon a qualifying termination of employment:
•Managers and Individual Contributors – (i) two weeks of base salary if terminated within the first year of service and (ii) two weeks of base salary and one month of health coverage contributions under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for each full year of service if terminated after the first year of service, up to a maximum of four months of base salary and four months of COBRA contributions.
•Directors – (i) one month of base salary and one month of COBRA contributions if terminated within the first year of service and (ii) one month of base salary and one month of COBRA contributions for each full year of service if terminated after the first year of service, up to a maximum of six months of base salary and six months of COBRA contributions.
•Senior Vice Presidents – (i) two months of base salary and two months of COBRA contributions if terminated within the first year of service and (ii) two months of base salary and two months of COBRA contributions for each full year of service if terminated after the first year of service, up to a maximum of eight months of base salary and eight months of COBRA contributions.
•Executive Vice Presidents, Executive Chairman, and President CEO – (i) three months of base salary and target annual bonus opportunity if terminated within the first year of service and (ii) three months of base salary and target annual bonus opportunity for each full year of service (up to a maximum of 18 months or, for the Executive Chairman and President and Chief Executive Officer, 24 months) if terminated after the first year of service, as well as, in each case, a prorated target bonus based for the year of termination based on the employee’s period of service during the year prior to termination and 12 months (or, for the Executive Chairman and President and Chief Executive Officer, 18 months) of COBRA contributions.
The foregoing description of the Severance Plan is qualified in its entirety by reference to the full text thereof, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.22 and incorporated herein by reference.
CIC Severance Plan
Under the CIC Severance Plan, the Company provides certain payments and benefits to eligible executives and employees who experience a termination by the Company without cause or by the participant for good reason within 24 months following a change in control of the Company. Upon such a termination, each participant in the CIC Severance Plan will be entitled to: (i) a lump sum cash payment equal to (x) a multiple set forth in the participant’s notice of participation (the “Severance Multiple”), which is 2.0x for Adam Pollitzer and Bradley Shuster and 1.5x for the other named executive officers, multiplied by (y) the sum of the participant’s annual base salary and target annual bonus for the year of termination, (ii) a lump sum cash payment equal to a number of monthly COBRA premiums based on the participant’s Severance Multiple, (iii) a lump sum prorated bonus based on the greater of (x) the participant’s target annual bonus for the year of termination or (y) the amount accrued with respect to the participant’s annual bonus for the year of termination (annualized for the full year), (iv) a lump sum cash payment for any earned but unpaid base salary and accrued paid time off, as applicable, (v) any unpaid annual incentive payment for any prior award period and (vi) any other amounts of benefits required to be paid or provided under the Company’s benefit plans. Amounts payable under clauses (i), (ii) and (iii) are conditioned upon the participant executing an effective separation agreement and release of claims. The CIC Severance Plan also provides that if payments would be subject to an excise tax under Section 4999 of the Internal Revenue Code, such payments may be reduced if the participant would have a greater net after-tax receipt of such payments.
The foregoing description of the CIC Severance Plan is qualified in its entirety by reference to the full text thereof, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.23 and incorporated herein by reference.

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
4.1
Indenture, dated May 21, 2024, by and between NMI Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee (incorporated herein by reference to Exhibit 4.1 to our Form 8-K, filed on May 21, 2024)

4.2
Supplemental Indenture, dated May 21, 2024, by and between NMI Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee (including the form of the Notes) (incorporated herein by reference to Exhibit 4.2 to our Form 8-K, filed on May 21, 2024)

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

10.22 ~ *	NMI Holdings, Inc. Amended and Restated Severance Benefit Plan
10.23 ~ *	NMI Holdings, Inc. Amended and Restated Change in Control Severance Benefit Plan
10.24 ~	Offer Letter by and between NMI Holdings, Inc. and William Leatherberry, dated July 11, 2014 (incorporated herein by reference to Exhibit 10.10 to our Form 10-Q, filed on April 28, 2016)
10.25 ~
Employment Letter by and between NMI Holdings, Inc. and Bradley M. Shuster, effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 28, 2018)

10.26 ~	Offer Letter by and between NMI Holdings, Inc. and Adam Pollitzer, dated September 9, 2021 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on September 9, 2021)
10.27 ~	Offer letter by and between NMI Holdings, Inc. and Ravi Mallela, dated December 20, 2021 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on December 21, 2021)
10.28 ~	Offer Letter by and between NMI Holdings, Inc. and Aurora Swithenbank, dated March 1, 2024 (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on March 4, 2024)
10.29 ~	Separation Agreement by and between NMI Holdings, Inc. and Ravi Mallela, dated March 1, 2024 (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on March 4, 2024)
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
101
The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (Unaudited) formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024;

(ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended September 30, 2025 and 2024 (Unaudited);
(iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended September 30, 2025 and 2024 (Unaudited);
(iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2025 and 2024 (Unaudited); and
(v) Notes to Condensed Consolidated Financial Statements (Unaudited). The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
104	The cover page from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
~	Indicates a management contract or compensatory plan or contract.
+	Confidential treatment granted as to certain portions, which portions have been filed separately with the SEC.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
Date: November 4, 2025

By: /s/ Aurora Swithenbank
Name: Aurora Swithenbank
Title: Chief Financial Officer and Duly Authorized Signatory