Form 10-K
period 2025-12-31
NMI Holdings, Inc.
filed 2026-02-12
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 001-36174

NMI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware					45-4914248
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)

2100 Powell Street	,	Emeryville	,	CA	94608
(Address of principal executive offices)					(Zip Code)

(855) 530-6642
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	NMIH	NASDAQ

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the calculated aggregate market value of common stock held by non-affiliates was $2,710,628,478.
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on February 6, 2026 was 76,032,627 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

Glossary of Abbreviations and Acronyms
The following list defines various abbreviations and acronyms used throughout this report.

ABS	Asset-backed securities
AOCI	Accumulated other comprehensive income
ARMs	Adjustable-rate mortgages
ASC	Accounting Standards Codification
ASU	Accounting Standards Updated
ATR	Ability to repay
BPMI	Borrower-paid mortgage insurance
CEO	Chief executive officer
CFPD	Consumer Financial Protection Bureau
CISO	Chief information security officer
CODM	Chief operating decision maker
COSO Criteria	Committee of Sponsoring Organizations of the Treadway Commission
CRT	Credit risk transfer
DAC	Deferred policy acquisition costs
DAR	Delegated assurance review
DTI	Debt-to-income
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
ECOA	The Equal Credit Opportunity Act
EPS	Earnings per share
ERCF	Enterprise regulatory capital framework
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FCRA	The Fair Credit Reporting Act of 1970
FDCPA	The Fair Debt Collection Practices Act
FEMA	The Federal Emergency Management Agency
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FICO	Fair Isaac Corporation
Freddie Mac	Federal Home Loan Mortgage Corporation
FTC	U.S. Federal Trade Commission
GAAP	Generally accepted accounting principles in the U.S.
GCC	Group capital calculation
GLBA	The Gramm-Leach-Bliley Act of 1999
GSAM	Goldman Sachs Asset Management
GSEs	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
HOPA	Homeowners Protection Act of 1998
HUD	U.S. Department of Housing and Urban Development
IBNR	Incurred but not reported
IIF	Insurance-in-force
ILN	Insurance-linked notes
IRA	The Inflation Reduction Act

IRC	Internal revenue code
IT	Information technology
LTV	Loan-to-value
LPMI	Lender-paid mortgage insurance
MI	Mortgage insurance
NAIC	National Association of Insurance Commissioners
NIST	National Institute of Standards and Technology
NIW	New insurance written
NMIC	National Mortgage Insurance Corporation, a subsidiary of NMI Holdings, Inc.
NMIH	NMI Holdings, Inc.
NMIS	National Mortgage Insurance Services, Inc., a subsidiary of NMI Holding, Inc.
PCAOB	Public Company Accounting Oversight Board
PMIERs	Private mortgage insurer eligibility requirements
PSPAs	Senior preferred stock purchase agreements
QC	Quality control
QM	Qualified mortgage
QSR	Quota share reinsurance
Rate card	A fixed schedule of mortgage insurance premium rates applied uniformly across defined loan categories
Rate GPS®	Our proprietary risk-based pricing platform
Re One	National Mortgage Reinsurance Inc. One
RESPA	Real Estate Settlement Procedures Act of 1974
RIF	Risk-in-force
RRP	Rescission relief principles
RSU	Restricted stock units
ROU	Right-of-use
RTC	Risk-to-capital
SAFE Act	Secure and Fair Enforcement for Mortgage Licensing Act of 2008
SAP	Statutory accounting principles
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TCJA	Tax Cuts and Jobs Act
TCS	Tata Consultancy Services
TILA	The Truth in Lending Act
USDA	U.S. Department of Agriculture
USMI	U.S. Mortgage Insurers
USP	Underwriting service provider
VA	U.S. Department of Veterans Affairs
VIE	Variable interest entity
Wisconsin OCI	The Wisconsin Office of the Commissioner of Insurance
XOL	Excess-of-loss

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
    This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and the U.S. Private Securities Litigation Reform Act of 1995. Any statements about our expectations, outlook, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believe,” “can,” “could,” “may,” “predict,” “assume,” “potential,” “should,” “will,” “estimate,” “perceive,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “intend” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. All forward-looking statements are necessarily only estimates of future results, and actual results may differ materially from expectations. You are, therefore, cautioned not to place undue reliance on such statements, which should be read in conjunction with the other cautionary statements that are included elsewhere in this report. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy and financial needs. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements including, but not limited to:
•changes in general economic, market and political conditions and policies (including changes in interest rates and inflation) and investment results or other conditions that affect the U.S. housing market or the U.S. markets for home mortgages, mortgage insurance, reinsurance and credit risk transfer markets, including the risk related to geopolitical instability, inflation, an economic downturn (including any decline in home prices) or recession, international trade policies in areas such as tariffs or other trade restrictions, and their impacts on our business, operations and personnel;
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
For further information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors described in this report in Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, including the exhibits hereto.
Unless expressly indicated or the context requires otherwise, the terms “we,” “our,” “us,” “Company” and “NMI” in this document refer to NMI Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries on a consolidated basis.

PART I
Item 1. Business
See the “Glossary of Abbreviations and Acronyms” for descriptions of terms used through this annual report.
General
We provide mortgage insurance (referred to as mortgage insurance or MI) through our wholly-owned insurance subsidiaries, NMIC and Re One. NMIC and Re One are domiciled in Wisconsin and principally regulated by the Wisconsin OCI. NMIC is our primary insurance subsidiary, and is approved as an MI provider by the GSEs and is licensed to write MI coverage in all 50 states and D.C. Our subsidiary, NMIS, provides outsourced loan review services to mortgage loan originators and our subsidiary, Re One, historically provided reinsurance coverage to NMIC in accordance with certain statutory risk retention requirements. Such requirements have been repealed and the reinsurance coverage provided by Re One to NMIC has been commuted. Re One remains a wholly-owned, licensed insurance subsidiary; however, it does not currently have active insurance exposures.
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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of December 31, 2025, we had issued master policies with 2,193 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of December 31, 2025, we had $221.4 billion of primary IIF and $59.3 billion of primary RIF. For the year ended December 31, 2025, we generated NIW of $48.9 billion. As of December 31, 2025, we had 225 full-time and part-time employees.
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
According to statistics published by the U.S. Federal Reserve, the U.S. residential mortgage market is one of the largest in the world, with approximately $14 trillion of mortgage debt outstanding as of December 31, 2025, and includes both primary and secondary components. The primary market consists of lenders originating home loans to borrowers and includes loans made in connection with home purchases, which are referred to as purchase originations, and loans made to refinance existing mortgages, which are referred to as refinancing originations. The secondary market includes institutions that buy and sell mortgages in the form of whole loans or securitized assets, such as mortgage-backed securities.
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
NMIC is approved to insure loans guaranteed by the GSEs and is subject to the PMIERs. As of December 31, 2025, our PMIERs available assets exceeded our risk-based required assets by 70% (the 'PMIERs sufficiency ratio'). See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information.
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
Competition
Our competition includes other private mortgage insurers, government-run MI programs, and other alternatives designed to eliminate the need for MI, such as piggy-back loans or front-end risk sharing arrangements that do not require private MI on loans sold to the GSEs.
The private MI industry is highly competitive and currently consists of six approved participants, including us, Arch Capital Group Ltd., Essent Group Ltd. (Essent), Enact Holdings, Inc., MGIC Investment Corporation (MGIC), and Radian Group Inc. (Radian). Private mortgage insurers generally compete based on terms of coverage, underwriting guidelines, pricing, customer service (including speed of MI underwriting and decisioning), availability of ancillary products and services (including training and loan review services), financial strength, customer relationships, name recognition and reputation, the strength of management teams and sales organizations, the effective use of technology, and innovation in the delivery and servicing of insurance products. We expect the MI market to remain competitive, with pressure for industry participants to grow or maintain their market share.
We and other private mortgage insurers also compete with government-run MI programs, including those managed by the FHA, USDA or VA. A range of factors influence a lender or borrower’s decision to choose private MI over government-run MI alternatives, including, among others, GSE demand, policies and loan delivery pricing, mortgage insurance premium rates and other charges, loan eligibility requirements, cancelability, loan size limits and the relative ease of use of private MI products compared to government MI alternatives. Private MI and government-run MI programs are estimated to have accounted for 38% and 62% of total high-LTV loan origination volume in 2025, respectively.

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
The terms of our primary mortgage insurance coverage are governed by the applicable Master Policy, which we issue to each approved lender with which we do business. The Master Policy sets forth the terms and conditions of our MI coverage, including, among others, loan eligibility requirements, coverage terms, premium payment obligations, exclusions or reductions in coverage, rescission and rescission relief provisions, policy administration requirements, conditions precedent to payment of a claim and loss payment procedures. In March 2020, we introduced our current Master Policy (the 2020 Master Policy), which replaced our previous form (the 2014 Master Policy) for MI applications received on and after March 1, 2020. We implemented the 2020 Master Policy, in part, to provide terms of coverage that conform to the requirements of the GSEs' 2018 revised Amended and Restated RRPs. The 2020 Master Policy governs the terms of coverage for NIW associated with applications received on or after March 1, 2020. NIW associated with applications received before March 1, 2020 continues to be covered under the 2014 Master Policy. The 2014 Master Policy and 2020 Master Policy (taken together, the Master Policies) are publicly available on our website.
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
Premium payments for primary MI are the contractual responsibility of our insureds; however, depending on how the loan is structured, the premium payments may be paid by either the lender or the borrower, notwithstanding that the borrower is not a beneficiary under the terms of the policy. Policies with premium payments made by the borrower are referred to as BPMI and those with premium payments made by the lender are referred to as LPMI. Lenders may structure loans to recover LPMI premiums from borrowers, including through increases in mortgage note rates or higher origination fees.
Our premiums are based on statutory rating rules and rates that we file with various state insurance departments. We establish our premium rates based on models that assess risk across a spectrum of variables, including coverage percentages, LTV ratios, loan and property attributes, borrower DTI and credit score profiles, and market and macroeconomic conditions. We have discretion under our rates and rating rules to flex our premium rates to a limited degree, and we may choose to do so for lenders or programs that meet certain criteria. We generally cannot change premium rates on insured loans after coverage is established.

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
In general, we may not terminate MI coverage except when an insured fails to pay premiums as due or for certain material violations of our Master Policies; although, as discussed below in “Business - Underwriting - Independent Validation and Rescission Relief,” the terms of our Master Policies restrict our ability to rescind coverage when certain criteria are met. Insureds may cancel coverage on a loan at any time at their option or upon mortgage repayment, which may be accelerated because a borrower refinances a mortgage or sells the underlying property. GSE guidelines generally provide that a borrower on a GSE-owned or guaranteed loan meeting certain conditions may require their mortgage servicer to cancel BPMI upon the borrower's request when the principal balance of the loan is 80% or less of the property's current assessed value. HOPA also requires the automatic termination of BPMI on most current loans when the LTV ratio (based on the original value of the underlying property and original amortization schedule of the loan) is first scheduled to reach 78%. The HOPA also provides for cancellation of BPMI upon a borrower's request when the LTV ratio (based on the original value of the underlying property and original amortization schedule of the loan) is first scheduled to reach or, based on actual payments, reaches 80%, upon satisfaction of the conditions set forth in the HOPA, including that the loan be current at the time. In addition, some states impose their own MI notice and cancellation requirements on mortgage loan servicers.
Loan Review Services
We offer outsourced loan review services to mortgage originators through NMIS. In connection with these services, NMIS reviews loan data and documentation and assesses whether individual loan applications comply with the originator's and/or GSEs' underwriting guidelines. We provide loan review services for mortgages that require MI and those that do not. Under the terms of its loan review agreements, NMIS provides customers with limited indemnification against losses for certain material loan review errors. The indemnification may be in the form of monetary or other remedies, subject to per loan and annual limits. NMIS utilizes third-party service providers to conduct individual loan reviews. NMIS third parties have represented and warranted to NMIS that they comply with the requirements of the SAFE Act in all applicable jurisdictions. See “Business - U.S. Mortgage Insurance Regulation - Other U.S. Regulation - SAFE Act,” below.
Customers
Since our inception, we have sought to establish customer relationships with a broad group of mortgage lenders. As of December 31, 2025, we had issued Master Policies with 2,193 customers. We classify our customers into two primary categories, which we refer to as “National Accounts” and “Regional Accounts.” We consider National Accounts to be the most significant residential mortgage originators as determined by the combined volume of their own “retail” originations and insured business they acquire from “correspondents,” or other smaller mortgage originators. National Account lenders primarily sell their loans to the GSEs or, less frequently, to private label secondary markets. National Account lenders may also retain loans they originate or purchase in their portfolios. Regional Account lenders typically originate loans on a local or regional level. Some Regional Account lenders have origination platforms that span multiple regions; however, their primary lending focus is local. Regional Account lenders sell the majority of their origination volume to National Accounts; however, they may also retain loans in their portfolios or sell portions of their production directly to the GSEs.
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

Customers exceeding 10% of consolidated revenues
No individual customer accounted for greater than 10% of our consolidated revenues in 2025.
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
We employ a team of experienced underwriters who review and evaluate our non-delegated loan submissions. Our underwriters are located remotely, providing us the ability to efficiently service our customers nationwide across different time zones. We also engage third-party USPs who provide us with incremental underwriting capacity. We train and require our USPs to follow the same processes and underwriting guidelines that our own employees follow when rendering insurance decisions.
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
Independent Validation and Rescission Relief
We offer post-close underwriting reviews, which we refer to as “independent validations,” for both non-delegated and delegated loans, as described below. Upon satisfactory completion of an independent validation, which involves reviewing certain post-close documentation to confirm our original assessment of non-delegated loans and performing a comprehensive full-file review for delegated loans, we agree – on an accelerated basis – that we will not rescind coverage under most circumstances. We refer to such accelerated agreement as “early rescission relief.”
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
Lenders have the ability to select whether or not to pursue early rescission relief and subject their insured loans to our post-close independent validation processes. Non-delegated lenders who pursue independent validation are required to submit additional loan documentation post-close that allows us to independently validate such loans, including a loan's closing disclosures, note, executed mortgage, borrower authorization form and title insurance commitment. Our 2020 Master Policy provides for a “closing document exception,” which permits eligible non-delegated lenders to obtain early rescission relief without post-close independent validations of qualifying loans, if the borrower makes the first 12 mortgage payments from their own funds in a timely manner. Loans from non-delegated lenders who do not pursue or submit the documentation necessary for us to complete our independent validation, and are not eligible for a closing document exception, remain eligible for 36- or 60-month rescission relief in accordance with the terms of the applicable Master Policy.
Delegated lenders who pursue early rescission relief and subject their insured loans to our post-close independent validation process are required to submit a full file (which contains all the underwriting information and documentation otherwise required by us for a non-delegated underwrite and the above-referenced post-close documentation) after a loan's coverage effective date. We refer to our independent validation of delegated loans as our “DAR” process. Through DAR, we assess and validate the MI underwriting process and decisions made by our delegated customers on an individual loan level basis. Loans from delegated lenders who do not pursue or submit the documentation necessary for us to complete our DAR process remain eligible for 36- or 60-month rescission relief in accordance with the terms of the applicable Master Policy.

All loans, whether included in our post-close validation processes or not, are eligible for review under our QC process, and such QC reviews qualify as independent validations for such loans, making them eligible for early rescission relief.
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
Policy Pricing
We utilize a proprietary risk-based pricing platform, which we refer to as Rate GPS®, to establish individualized premium rates for most new loans that we insure based on our modeled view of the relative risk and anticipated performance of each loan. Rate GPS® considers a broad range of individual and layered risk variables, including borrower credit, loan-level, product and lender attributes, as well as market and geographic factors, and provides us with the ability to set and charge premium rates commensurate with the underlying risk of each loan that we insure. We also offer a rate card pricing option to a limited number of lender customers when required for business process reasons.
Our pricing approach targets through-the-cycle returns that exceed our cost of capital. We believe that Rate GPS® provides us with a more granular and analytical approach to evaluating and pricing risk, and that it enhances our ability to continue building a high-quality mortgage insurance portfolio and delivering attractive risk-adjusted returns.
We maintain documented model governance and fair-lending controls over Rate GPS®, including periodic validation and outcome monitoring, to help ensure consistent, risk-appropriate pricing.
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
Our policies and procedures accommodate various methods for servicers to communicate loan and certificate information to us. Our Master Policies require our insureds, typically through their servicers, to regularly provide us with reports regarding the statuses of their insured loans, including information on both current and delinquent loans. Generally, servicers submit reports to us on a monthly basis. We are currently integrated with the two largest third-party mortgage servicing systems, ICE Mortgage Technology and FiServ. We are also integrated directly with certain lender customers who manage their own servicing systems. These parties' servicing platforms are used by the majority of our larger servicing accounts to exchange billing, payment and certificate level information on a daily or monthly basis. Servicers may also use our own external facing servicing website to process their servicing transactions.
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
When we approve a claim, our Master Policies give us the option to pay (i) the coverage percentage specified for a loan, with the insured retaining title to the underlying property and receiving all proceeds from an eventual sale of the property (the percentage option), (ii) the actual loss incurred by the insured upon sale of the property to a third party, if less than the percentage option, (iii) the loss an insured is reasonably expected to experience upon a future sale of the property to a third party, or (iv) the insured's claim amount (as calculated in the applicable Master Policy) in exchange for the insured's conveyance of good and marketable title to the property to us. If we elect to receive title to a property, we will market and sell the acquired property and retain all proceeds.
Loss Mitigation
Before paying a claim, we review loan and servicing files to determine the appropriateness of the claim submission and claim amount, and to ensure we only pay for expenses covered under the applicable Master Policy. We periodically receive claims submissions that include costs and expenses not covered by our Master Policies, such as mortgage insurance premiums, hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired, and deny coverage for such items. Our Master Policies also provide us with the ability to reduce or deny a claim if the servicer did not comply with its obligations, including a requirement to pursue reasonable loss mitigation efforts. Such efforts may include pursuing foreclosure or bankruptcy relief in a timely and diligent manner. We deem a reduction in the claim amount to be a “curtailment.”
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

Reinsurance
Third-Party Reinsurance
We utilize third-party reinsurance to actively manage our risk, ensure compliance with PMIERs, state regulatory and other applicable capital requirements, and support the growth of our business. We currently have both quota share and excess of loss reinsurance agreements in place.

Since 2016, we have entered into the following types of reinsurance transactions which provide risk protection on both a retrospective and prospective basis:
•QSR arrangements in which third-party reinsurers agree to prospectively reinsure a portion of the risk on mortgage insurance policies that we write;
•XOL reinsurance arrangements with third-party reinsurers on mortgage insurance policies that we have already issued; and
•fully collateralized ILN coverage on mortgage insurance policies that we have already issued with special purpose insurers funding such reinsurance obligations through the issuance of insurance-linked notes.
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
Enterprise Risk Management
We have established enterprise wide policies, procedures and processes to allow us to identify, assess, monitor and manage credit market and operational risks in our business, as well as other risks discussed below in Item 1A, “Risk Factors.” Management of these risks is an interdepartmental endeavor including specific operational responsibilities and ongoing senior management and compliance personnel oversight. The Risk Committee of our Board of Directors (Board) has responsibility for oversight and review of our enterprise risk management approach and is supported by a management enterprise risk committee comprised of senior members of our management team and led by our Head of Internal Audit and Enterprise Risk. Our internal audit function, which reports to the Audit Committee of our Board, provides independent ongoing assessments of our management of certain enterprise risks and reports its findings to our Board's Risk Committee. Our internal audit function also engages external resources to assist in the assessment of enterprise risks and our related control and monitoring processes.
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
•further utilizing Rate GPS® to actively manage the flow of business into our portfolio and target loans with higher-quality risk characteristics that typically experience lower volatility and loss across market cycles; and
•securing reinsurance coverage under quota share and excess-of-loss transactions that are structured to absorb losses in periods of economic and/or housing market stress and, in doing so, mitigate the impact of credit volatility on our financial results.
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

We utilize and develop technology that enhances our current operating capabilities and supports future growth, while allowing us to realize current efficiencies. Effective April 1, 2025, we renewed and extended our existing seven-year IT service agreement with TCS, dated March 31, 2020, through March 31, 2032. Under the agreement, TCS provides IT services across such functions as application development and support, infrastructure support, and information security. Our engagement with TCS has enhanced our ability to provide innovative IT solutions for our internal and external constituents and has allowed us to realize cost efficiencies by leveraging TCS’s global platform.
We describe our cybersecurity risk management program and governance, including third-party risk oversight related to this platform, in Item 1C, “Cybersecurity.”
Investment Portfolio
Our primary objectives with respect to our investment portfolio are to preserve capital and generate investment income, while maintaining sufficient liquidity to cover our operating needs. We aim to achieve diversification as to type, quality, maturity, industry and issuer. At December 31, 2025, our investment portfolio was comprised of investment grade fixed maturity securities, including U.S. Treasury securities and obligations of U.S. government agencies, municipal debt securities, corporate debt securities, U.S. agency mortgage-backed securities, and asset-backed securities. We also hold short-term investments, such as U.S. Treasury Bills and commercial paper.
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
We engage a third-party investment manager to assist with implementation of our investment policy and day-to-day management of our portfolio.

Human Capital Management
As of December 31, 2025, we had 225 full-time and part-time employees, and engaged third-party vendors to provide additional IT, underwriting and other support services.
Our ability to operate efficiently and profitably, to offer products and services that meet the expectations of our customers, and to maintain an effective risk management framework is highly dependent on the competence and integrity of our employees, as well as the employees of the third-party service providers, vendors and others whom we engage.
We prioritize our employees with the goal of attracting, retaining and developing a high-quality talent base and aim to foster a high-performing, employee-driven and collaborative work environment that emphasizes both organizational and personal success. We offer competitive salaries and a comprehensive benefits package that includes annual cash bonuses and equity grants, life, health and supplemental insurance coverage, paid time off, paid caregiver leave, emergency backup child and elder care, a 401(k) Savings Plan with employer matching contributions, and programs to support employee mental, physical and financial well-being. We grant equity to every one of our employees annually and offer mortgage assistance to support our employees who are first-time homebuyers. We encourage our employees to continue their educational and professional development, and support those who do with tuition reimbursement and student loan payback programs, as well as ongoing firm-wide training initiatives and access to third-party course materials.
We value collaboration as a company and believe that different perspectives promote innovation and are crucial to the long-term success of our business. As of December 31, 2025, 71% of our employee population identified as members of a diverse group, including 54% as women and 35% as racial/ethnic minorities. We recognize the valuable contributions of key leaders across our organization and engage in regular succession planning efforts in collaboration with our Board to ensure business continuity and provide ongoing employee development opportunities. In 2025, we continued to focus on our talented, innovative and dedicated people, investing in our culture with a focus on collaboration, performance and employee education.
In 2025, we were recognized as a Great Place to Work® for the tenth consecutive year. Great Place to Work® is a global authority on workplace culture, employee experience and leadership, and partners with FORTUNE magazine to produce the annual FORTUNE “100 Best Companies to Work For” list.

Available Information
Our principal office is located at 2100 Powell Street, 12th floor, Emeryville, CA 94608. Our main telephone number is (855) 530 - NMIC (6642), and our website address is www.nationalmi.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, and can be viewed at sec.gov. In addition, a written copy of the Company's Business Conduct and Ethics Policy, containing our code of ethics that is applicable to all of our directors, officers, employees and third-party vendor contractors, is available on our website. Information contained or referenced on our website is not incorporated by reference into, and does not form a part of, this report.

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
We believe that a strong, viable private MI market is a critical component of the U.S. housing finance system. We routinely meet with regulatory agencies, including our state insurance regulators and the FHFA, the GSEs, our customers and other industry participants to promote the role and value of private MI and exchange views on the U.S. housing finance system. We believe we have an open dialogue with the Wisconsin OCI and often share our views on current matters regarding the MI industry. We actively participate in industry discussions regarding potential changes to the laws impacting private mortgage insurers and the regulatory environment. We intend to continue to promote legislative and regulatory policies that support a viable and competitive private MI industry and a well-functioning U.S. housing finance system. We are a member of USMI®, an organization formed to promote the use of private MI as a credit risk mitigant in the U.S. residential mortgage market.
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
In January 2013, the GSEs approved NMIC as a qualified mortgage insurer (as defined in the PMIERs, an approved insurer). (Italicized terms have the same meaning that such terms have in the PMIERs.) As an approved insurer, NMIC is subject to ongoing compliance with the PMIERs. The PMIERs establish operational, business, remedial and financial requirements applicable to approved insurers, and are updated from time to time by the GSEs. The GSEs have significant discretion under the PMIERs as well as a broad range of consent rights and notice requirements with respect to various actions of an approved insurer. The PMIERs financial requirements prescribe a risk-based methodology whereby the amount of assets required to be held against each insured loan is determined based on certain risk characteristics, such as credit score, vintage (year of origination), performing vs. non-performing (i.e., current vs. delinquent), LTV and other risk features. An asset charge is calculated for each insured loan based on its risk profile. In general, higher-quality loans carry lower charges.
Under the PMIERs, approved insurers must maintain available assets that equal or exceed minimum required assets,

which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an approved insurer's RIF, assessed on a loan-by-loan basis and considered against certain risk-based factors derived from tables set out in the PMIERs to gross RIF, which is then adjusted on an aggregate basis for reinsurance transactions approved by the GSEs, such as with respect to our QSR Transactions, XOL Transactions and ILN Transactions. The risk-based required asset amount for performing, primary insurance is subject to a floor of 5.6% of performing primary adjusted RIF, and the risk-based required asset amount for pool insurance considers both factors in the PMIERs tables and the net remaining stop loss for each pool insurance policy. The PMIERs include a comprehensive reinsurance counter-party grading framework, which includes a modest haircut (based on the credit rating of the reinsurer) to the capital credit available to an approved insurer for any un-collateralized reinsurance coverage.
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
State Insurance Laws
Our insurance subsidiaries are subject to comprehensive regulation by state insurance departments. As mandated by certain state insurance laws, private MI companies are restricted to writing only MI business. We understand that the primary purpose underlying this restriction, which is referred to in the industry as a “monoline” requirement, is to make it easier for regulators to assess the overall risk in a mortgage insurer's insurance portfolio, to determine its capital adequacy under varying economic scenarios and to prevent the depletion of capital due to the diversion of financial resources in support of non-MI lines of business. State insurance laws and regulations are principally designed for the protection of insured policyholders rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to insurance regulatory officials to examine insurance companies and interpret and/or enforce rules or exercise discretion affecting almost every significant aspect of their insurance business.
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
Wisconsin has adopted the Risk Management and Own Risk and Solvency Assessment Act, which requires, among other things, that we conduct an Own Risk and Solvency Assessment at least annually to assess the material risks associated with our business and our current and estimated projected future solvency position, and maintain a risk management framework to assess, monitor, manage, and report on material risks. Additionally, Wisconsin has also adopted the annual enterprise risk reporting and “Corporate Governance Annual Disclosure” requirements of the NAIC model laws.

Wisconsin has adopted the NAIC’s amendments to the model holding company act that implement the filing requirement for the GCC. The GCC uses a risk-based capital aggregation methodology for all entities in an insurance holding company system. It is a tool that provides insurance regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all companies regardless of their structure. Under Wisconsin law, the ultimate controlling person of our insurance subsidiaries must file the GCC with the Wisconsin OCI.

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
Under applicable Wisconsin law and the laws of 15 other states, a mortgage insurer must maintain a minimum amount of statutory capital relative to its RIF in order for the mortgage insurer to continue to write new business. These are typically referred to as “RTC requirements.” While formulations of minimum capital may vary in certain jurisdictions, the most common measure applied allows for a maximum permitted RTC ratio of 25:1. Wisconsin has formula-based limits that generally result in RTC limits slightly higher than the 25:1 ratio.
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
We may also be impacted by federal regulation of residential mortgage transactions. Mortgage origination and servicing transactions are subject to compliance with various federal and state consumer protection laws, including the RESPA, the TILA, the ECOA, the Fair Housing Act, the HOPA, the FCRA, the FDCPA, the GLBA and others. Among other things, these laws and their implementing regulations prohibit payments for referrals of real estate settlement service business, require fairness and non-discrimination in granting or facilitating the granting of credit, govern the circumstances under which companies may obtain and use consumer credit information, establish standards for cancellation of BPMI, define the manner in which companies may pursue collection activities, require disclosures of the cost of credit and provide for other consumer protections.
Housing Finance Reform
The federal government currently plays a dominant role in the U.S. housing finance system through the GSEs and government MIs (i.e., the FHA, USDA and VA) and Ginnie Mae. There is broad policy consensus toward the need for continued and consistent private capital participation in the U.S. housing finance system.
On September 6, 2008, the FHFA used its authority to place the GSEs into conservatorship. As the GSEs' conservator, the FHFA has the authority to control and direct the GSEs' operations, and the FHFA's policy objectives can result in changes to the GSEs' requirements and practices. While in conservatorship, each GSE has been subject to the terms of Senior PSPAs, as amended, with the Treasury Department. Pursuant to the PSPAs, the Treasury Department committed to invest in the GSEs to the extent required for each to maintain a positive net worth. In exchange for its investment, the Treasury Department received shares of the GSEs' senior preferred stock and warrants to purchase 79.9% of the GSEs' common stock. The PSPAs have also historically required the GSEs to, among other things, make quarterly dividend payments to the Treasury Department, and also provide the Treasury Department with a liquidation preference.
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

On September 14, 2021, the FHFA together with the Treasury Department announced the suspension of certain portions of the 2021 PSPA amendments, specifically those limiting certain GSE lending activities, and that would, among other things, reduce the amount of capital the GSEs are required to hold. On March 16, 2022, the FHFA adopted the final rule (effective May 16, 2022) (2022 ERCF amendment) that amended the enterprise regulatory capital framework by refining the prescribed leverage buffer amount and CRT securitization framework for the GSEs, which reduced the amount of capital the GSEs are required to hold, including by increasing the capital credit the GSEs receive for the credit risk that they distribute. On January 2, 2025, the FHFA together with the Treasury Department announced further amendments to the PSPAs to help ensure that the eventual release of the GSEs from conservatorship will be orderly and to reflect certain existing practices. Among other things, the amendments restore the Treasury Department’s right to consent to a release of the GSEs from conservatorship. In addition, under a separate side letter from the FHFA to the Treasury Department, the FHFA will solicit public input, before releasing a GSE from conservatorship, regarding the potential impacts on the housing market and the GSEs.
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
On June 23, 2021, the U.S. Supreme Court ruled that the President could remove the FHFA Director other than for cause. Subsequently, President Biden removed the FHFA Director and appointed a new Director to lead the FHFA. FHFA leadership changes add uncertainty to what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the residential housing finance system in the future. In anticipation of expected Presidential dismissal as a result of Trump’s second term inauguration, on January 19, 2025, the sitting FHFA Director exited the role. President Trump nominated a new FHFA Director who was confirmed and sworn in on March 14, 2025.
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
FHA Reform
We compete with the single-family MI programs of the FHA, which is part of the HUD. During the financial crisis, the FHA captured an increasing share of the high-LTV MI market as incumbent private MIs came under significant financial stress. Previous FHA rate actions and product introductions continue to impact its market share and, by extension, the private MI market. On February 22, 2023, FHA announced a rate reduction to the annual mortgage insurance premiums charged to homebuyers who obtain an FHA-insured mortgage.
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

The Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) amended certain provisions of TILA, RESPA and other statutes that have had a significant impact on our business and the residential mortgage market. The Dodd-Frank Act created the CFPB, a federal agency with responsibility for regulating and enforcing the offering and provision of consumer financial products and services under the federal consumer financial laws. Actions taken or rules implemented by the CFPB have the potential to impact the overall housing finance market, and by extension the private MI industry and our business. Leadership at the CFPB changes from time to time. Given that the Director of the CFPB is removable by the President at will, the agency's agenda, policies and actions likely will be significantly influenced by the then current administration. Accordingly, it is difficult to predict whether or how the CFPB might seek to implement these laws beyond the current administration's term.
Ability-to-Repay and Qualified Mortgage Rules
The CFPB issued final regulations, effective in 2014 and subsequently revised, requiring a residential mortgage loan originator to make a good faith determination, at the time a loan is originated, that the consumer has a reasonable ATR the loan. The ATR rule does not provide comprehensive underwriting standards but does set forth certain factors that a creditor must consider. The Dodd-Frank Act provides for a statutory presumption that a borrower will have the ability to repay a loan if the loan has the characteristics of a QM as defined in the CFPB’s regulations, which has defined several types of QMs. The CFPB’s definition of a “General QM” places limits on points and fees, prohibits or restricts certain mortgage features, and generally limits a QM’s annual percentage rate to 2.25 percentage points above the average prime offer rate for comparable loans. If a General QM is a higher-priced loan, as defined by the CFPB, it obtains a rebuttable presumption of ATR compliance for that loan. If a General QM is not a higher-priced loan, it obtains a conclusive presumption of ATR compliance for that loan.

The Dodd-Frank Act also gave statutory authority to HUD, the VA, and the USDA to develop their own definitions of QM. The ATR rule does not affect the QM definitions adopted by these agencies. To the extent lenders find that these agencies' definitions of QM are more favorable to certain segments of their borrowers, they may choose government MI products over private MI products. We, along with other industry participants, have observed that the significant majority of covered loans made after the effective date of the CFPB's ATR rule have been QMs. We expect that most lenders will continue to be reluctant to make loans that do not qualify as QMs because, absent full compliance with the ATR rule, such loans will not be entitled to a “safe-harbor” presumption of compliance with the ability-to-pay requirements.

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
In December 2017, the Basel Committee published final revisions to Basel III (informally known as “Basel IV”) with target implementation by each participating country by January 1, 2022, later extended to January 1, 2023 due to the COVID-19 pandemic. Implementation of Basel IV reforms requires national legislation and, therefore, the final rules and the timetable for their implementation in each participating country may be subject to some level of national variation. As an example, the United Kingdom (UK) and the European Union (EU) have each announced delays for their rules implementing the Basel IV reforms until 2027 and 2026, respectively, with further transitional arrangements being in place until 2030 and 2032, respectively. Under Basel IV, banks using the standardized approach to determine their credit risk may consider mortgage insurance in calculating the exposure amount for real estate. However, such banks will need to determine the risk-weight for residential mortgages based on the LTV ratio at loan origination, without factoring in mortgage insurance. Under the standardized approach, after the appropriate risk-weight is determined, the existence of mortgage insurance could be considered, but only if the company issuing the insurance has a lower risk-weight than the underlying exposure. Mortgage insurance issued by private companies would not meet this test. Therefore, under Basel IV, mortgage insurance could not mitigate credit and lower the capital charge under the standardized approach.
The Basel Committee previously proposed rules that would further reduce the benefit of private MI by not taking into consideration any credit enhancement, including private MI; however, those revisions were not implemented, retaining the treatment of mortgage insurance. On September 9, 2022, the U.S. banking regulators announced their intent to revise U.S. regulatory capital requirements to align them with Basel IV. On July 27, 2023, the U.S. banking regulators jointly issued a proposed rule that would revise large bank capital requirements. On September 18, 2023, the U.S. banking regulators announced this proposed rule would increase risk-based capital requirements for banks with total assets of $100 billion or more. This proposal increases the risk weights for LTVs that are above 80% and eliminates the current capital relief credit that is given to these loans if they are covered by mortgage insurance. Accordingly, as proposed, the revised standards would mean mortgage insurance would not lower the LTV ratio of residential loans for capital purposes for these large banks, and therefore may decrease their demand for mortgage insurance. These large banks may also retreat from high LTV lending if the proposal, as drafted, were passed. It is expected that the prior proposed rule will not be approved, and that a new proposed rule will be issued. The full Basel Committee has yet to finalize next steps on a future path forward. Accordingly, we do not have clarity on whether or when we can expect any revised or final proposal or how much time will be provided for banking organizations to implement any final rule once it has been issued. The timing, scope, and content of any further proposed or final rulemaking and any potential impact it may have remain uncertain.
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
Mortgage Servicing Rules
Residential mortgage servicing rules under RESPA and TILA, promulgated by the CFPB include servicer requirements for handling escrow accounts, responding to borrower assertions of error and inquiries from borrowers, special handling of loans that are in default and loss mitigation when borrowers default, along with other provisions. A provision of the required loss mitigation procedures prohibits the servicer from commencing foreclosure until 120 days after a borrower defaults. Additional servicing regulations became effective in October 2017, providing some borrowers with foreclosure protections more than once over the life of the loan, imposing specific timing requirements for loss mitigation activities when servicing rights are transferred, and requiring that loss mitigation applications be properly dispositioned before allowing pursuit of a foreclosure action, among other requirements. Violation of these loss mitigation rules, which mandate special notices, handling and processing procedures (with deadlines) based on borrower submissions, may subject the servicer to private rights of action under consumer protection laws. Such actions or threats of such actions could cause delays in and increase costs and expenses associated with default servicing, including foreclosure. As to servicing of delinquent mortgage loans covered by our insurance policies, these rules could contribute to delays in and increased costs associated with foreclosure proceedings and have a negative impact on the cost and resolution of claims.
Homeowners Protection Act of 1998 (HOPA)
HOPA provides for the automatic termination, or cancellation upon a borrower's request, of BPMI, as defined in HOPA, upon satisfaction of certain conditions. HOPA requires that lenders give borrowers certain notices with regard to the automatic termination or cancellation of BPMI. These provisions apply to BPMI for purchase money, refinance and construction loans secured by the borrower's principal dwelling. Loans insured by government MIs are not covered by HOPA. Under HOPA, automatic termination of BPMI would generally occur when the mortgage is first scheduled to reach an LTV of 78% of the home's original value, assuming that the borrower is current on the required mortgage payments. A borrower who has a “good payment history,” as defined by HOPA, may generally request cancellation of BPMI when the LTV is first scheduled to reach 80% of the home's original value or when actual payments reduce the loan balance to 80% of the home's original value, whichever occurs earlier. If BPMI coverage is not canceled at the borrower's request or by the automatic termination provision, the mortgage servicer must terminate such BPMI coverage by the first day of the month following the date that is the midpoint of the loan's amortization, assuming the borrower is current on the required mortgage payments.

Section 8 of RESPA
Section 8 of RESPA applies to most residential mortgages insured by us. Subject to limited exceptions, Section 8 of RESPA prohibits persons from giving or accepting anything of value pursuant to an agreement or understanding to refer a “settlement service.” MI generally may be considered to be a “settlement service” for purposes of Section 8 of RESPA under applicable regulations. Section 8 of RESPA affects how we structure ancillary services that we may provide to our customers, if any, including loan review services, risk-share arrangements and customer training programs. RESPA authorizes the CFPB and other regulators to bring civil enforcement actions and also provides for criminal penalties and private rights of action. The CFPB has brought a number of enforcement actions under Section 8 of RESPA, including settlements with several private mortgage insurers. Enforcement of Section 8 of RESPA presents regulatory risk for many providers of “settlement services,” including private mortgage insurers.
Mortgage Insurance Tax Deduction
In 2006, Congress enacted a private mortgage insurance tax deduction on a temporary basis through the end of 2011. Upon expiration in 2011, Congress temporarily extended the deduction for each tax year from 2012 through 2021. Congress did not extend the deduction to the 2022 to 2025 tax years. The deduction has now been reinstated permanently, starting with the 2026 tax year.
SAFE Act
The federal SAFE Act, enacted by Congress in 2008, establishes minimum standards for the licensing and registration of state-licensed “mortgage loan originators,” as defined under state law. The SAFE Act also requires the establishment of a nationwide mortgage licensing system and registry for the residential mortgage industry and certain of its employees. As part of this licensing and registration process, loan originators who are employees of certain covered institutions must generally be licensed under the SAFE Act guidelines enacted by each state in which they engage in loan originator activities and registered with the registry. The CFPB administers and enforces the SAFE Act. Employees of NMIC are not required to be licensed and/or registered under the SAFE Act as NMIC does not originate, process or underwrite mortgage loans. NMIS currently offers loan review services that are performed by SAFE Act-licensed third-party service providers, which have represented and warranted to NMIS that they comply with SAFE Act requirements in all applicable jurisdictions.
Privacy and Information Security
We provide mortgage insurance products and services to financial institutions with which we have business relationships. In the normal course of providing our products and services, we may receive non-public personal information regarding such financial institutions' customers. The GLBA and related state and federal regulations implementing its privacy and safeguarding provisions impose privacy and information security requirements on financial institutions, including obligations to protect and safeguard consumers' non-public personal information. GLBA and its implementing regulations are enforced by state insurance regulators and state attorneys general, and by the FTC and the CFPB.
In addition, many states have enacted privacy and data security laws which impose compliance obligations beyond GLBA. These state laws obligate us to protect social security numbers, make disclosures regarding our privacy practices, limit the manner in which we share personal information, honor some requests for the deletion of personal data, submit annual compliance certifications regarding such programs (or an exemption thereto) and notify insurance regulators if a security breach results in a reasonable belief that unauthorized persons may have obtained access to consumer non-public personal information. For example, New York’s cybersecurity regulation establishes requirements for insurance entities under the New York Department of Financial Services’ jurisdiction, such as NMIC. The NAIC adopted the Insurance Data Security Model Law (Cybersecurity Model Law) for entities licensed under the relevant state’s insurance laws. The Cybersecurity Model Law requires such entities to develop and maintain a risk-based information security program, among other requirements. Several states, including Wisconsin, have adopted the Cybersecurity Model Law. State consumer privacy protection laws have also created new rights for their residents regarding certain personal information an organization collects and/or uses about them. We have adopted certain policies and procedures, and risk management and security practices designed to facilitate our compliance with these federal and state privacy and information security laws.
Fair Credit Reporting Act
FCRA imposes restrictions on the permissible use of credit report information. The CFPB and FTC each have authority to enforce FCRA. FCRA has been interpreted by some FTC staff and federal courts to require mortgage insurers to provide “adverse action” notices to consumers if an application for mortgage insurance is declined or offered at higher than the best available rate for the program applied for on the basis of a review of the consumer's credit. We provide such notices when required.
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
Artificial Intelligence Laws
We are subject to an evolving regulatory framework governing the development and use of artificial intelligence (AI) at both the federal and state levels.
In December 2023, the NAIC published a Model Bulletin on the Use of Artificial Intelligence Systems by Insurers which has since been adopted by more than 20 state insurance regulators, including the Wisconsin OCI, and other state insurance regulators have adopted their own insurance-specific AI regulations or guidance. Several states have also passed, or are currently considering, generally-applicable laws and regulations related to the development and use of AI systems.
These laws, regulations and guidance generally clarify that existing laws apply to AI systems, including consumer protection, civil rights, competition, data privacy, and insurance laws. In addition, they may in some cases require disclosures, consumer “opt-out” rights, and the development of model governance, risk assessments and other compliance processes.
In December 2025, President Trump issued an executive order articulating a federal policy favoring U.S. leadership in artificial intelligence through a minimally burdensome national regulatory framework. The executive order does not establish a comprehensive federal AI statute or directly preempt existing state laws, but directs federal agencies to evaluate state AI regulations, establish a litigation task force to challenge state laws deemed inconsistent with federal policy, consider federal AI reporting or disclosure standards, and develop potential legislative recommendations. The evolving interaction between federal and state AI regulation and any potential impact remain uncertain.

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
•Changes in inflation, interest rates and mortgage interest rates may have an adverse impact on our business, future revenue and financial condition.
•We outsource the underwriting of our mortgage insurance on certain loans to third-party USPs. If these USPs fail to adequately perform their underwriting services or place our coverage on loans we would deem ineligible, we could experience increased claims on loans underwritten by them, and our customer relationships could be negatively impacted.
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
•Changes in the business practices of the GSEs, including a decision to decrease or discontinue the use of private MI, or changes in the terms on which mortgage insurance coverage may be canceled, federal legislation that changes their charters or a restructuring of the GSEs or changes in loan delivery pricing imposed by the GSEs could reduce the private MI market opportunity, reduce our revenues or increase our losses.
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
As inflation has lowered housing affordability, the use of ARMs and interest rate buydown transactions have become more common. Interest rate buydown happens when the builder or seller, to increase the chances of selling a home, contributes funds that subsidizes the buyer's mortgage loan interest rate during a certain period of time, resulting in a lower monthly payment on the mortgage for the buyer. However, once the buydown rate ends, the buyer’s monthly payment increases. Increasing interest rates typically also lead to higher monthly payments for borrowers with existing ARMs and could materially impact the cost and availability of refinance options for borrowers. A decline in home values typically makes it more difficult for borrowers to sell or refinance their homes, generally increasing the likelihood of a default followed by a claim when borrowers are impacted by events that reduce their incomes or increase their expenses. In addition, home price depreciation may also decrease the willingness of borrowers with sufficient resources to make mortgage payments when their mortgage balances exceed the values of their homes. Declines in home values typically increase the severity of any claims we may pay. Home values may decline even absent deterioration in economic conditions due to declines in demand for homes, which may result from changes in buyers' perceptions of the potential for future home price appreciation, rising interest rates or availability of mortgage credit. The ending of any widely embraced forbearance programs may also increase the realization of losses related to borrower defaults. If our default and loss projections are materially inaccurate, our actual losses could materially exceed our expectations and adversely affect our financial condition and operating results.
Additionally, while we seek to diversify our insured loan portfolio geographically, the availability of business might lead to concentrations in specific regions in the U.S., which could make our business more susceptible to economic downturns in these regions. Certain regions of the U.S., from time to time, will experience weaker economic conditions, higher unemployment, lower property values or weaker housing markets. Consequently, loans in these regions will experience higher rates of default, foreclosure and loss than on loans nationally, and struggling borrowers in regions with an oversupply of homes may be unable to sell their homes as a means to avoid foreclosure. Any deterioration in housing prices, housing markets or economic conditions in regions in which we have a significant concentration of IIF and which adversely affects the ability of borrowers to make payments on their insured loans may increase the likelihood and severity of our losses, which could have a material adverse effect on our financial condition and operating results.
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
A lower level of persistency could reduce our future revenues from our monthly-paid premium products, which constituted about 93% of our primary IIF at year-end 2025. Higher than expected persistency rates could negatively impact our future profitability on monthly premium policies if market and economic conditions change significantly from those we expected when we established the premium rates. In addition, a higher than expected persistency rate will decrease the profitability from single premium policies if they remain in force longer than was estimated when the policies were written.
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
•economic conditions that affect a borrower's decision to pay off a mortgage earlier than required;
•lenders' credit policies, which may make it more difficult for borrowers to refinance their loans;
•efforts of lenders to solicit borrower refinancing; and
•cancellation of BPMI mandated by the HOPA, with the time-frames for HOPA-required cancellations generally accelerating in a lower interest rate environment relative to a higher interest rate environment.
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
We outsource the underwriting of our mortgage insurance on certain loans to third-party USPs. If these USPs fail to adequately perform their underwriting services or place our coverage on loans we would deem ineligible, we could experience increased claims on loans underwritten by them, and our customer relationships could be negatively impacted.
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
Under our Master Policies' rescission relief provisions, we agree that we will not rescind coverage of an insured loan for material misrepresentation (including borrower fraud) or underwriting defects if the conditions for such relief are satisfied as specified in the applicable Master Policy. In addition, after a loan has achieved rescission relief, we have agreed to limitations on our ability to initiate certain investigations of fraud or misrepresentation by parties involved in the origination of an insured loan. Our earliest rescission relief on an insured loan is subject to our successful completion of an independent validation on such loan. The current processes we have in place to validate insured loans may be ineffective in detecting material misrepresentations and/or underwriting defects. After a loan meets the conditions for rescission relief, we are contractually prohibited from exercising our rights of rescission for material underwriting defects and certain misrepresentations (including borrower fraud) made in connection with the origination of the insured loan and placement of our mortgage insurance. In addition, after a loan attains rescission relief, our rights to conduct investigations of potential fraud or misrepresentation are significantly curtailed and the evidentiary standards we must meet to pursue rescission for fraud are more stringent. See Item 1, “Business - Underwriting - Independent Validation and Rescission Relief.” With these provisions in our Master Policies, we may be obligated to pay claims on certain loans with unacceptable risk characteristics or which failed to meet our underwriting guidelines at the time of origination. As a result, we could suffer unexpected losses, which could adversely impact our business, financial condition and operating results.
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
The actual claims we incur as our portfolio matures are difficult to predict and depend on the specific characteristics of our current in-force book (including the credit score and DTI ratio of the borrower, the LTV ratio of the mortgage and geographic concentrations, among others), as well as the risk profile of new business we write in the future. In addition, our claims experience is affected by macroeconomic factors such as housing prices, inflation, interest rates, mortgage rates, unemployment rates and other events, such as natural disasters, including earthquakes, wildfires, hurricanes, floods and tornadoes or pandemics, and any federal, state or local governmental response thereto. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Key Factors Affecting Our Results – Insurance Claims and Claim Expenses.” Incurred losses and claims may exceed our expectations in the event of general economic weakness or decreases in housing values. Even if our default rate remains the same, the total number of claims that we incur will increase as our portfolio continues to grow. An increase in the number or size of claims, compared to what we anticipate, could adversely affect our operating results and financial condition.
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

The COVID-19 pandemic demonstrated that government actions in response to a national pandemic could create strains on servicers in connection with the remittance of premiums. We cannot estimate the impact of future pandemics and government actions in response to them could affect our servicers in the future. If one or more of our large servicers were to experience adverse effects to its business, such servicers could experience delays in meeting their reporting requirements, which could result in our inability to correctly record new loans as they are underwritten and/or properly recognize and establish loss reserves on loans when defaults exist or occur but are not reported timely or at all. Significant failures by large servicers or disruptions in the servicing of mortgage loans we insure would adversely impact our business, financial condition and operating results.
If the estimates we use in establishing claims reserves are incorrect, the actual claim payments we make may materially exceed the amount of our corresponding claims reserves, resulting in unexpected charges to income, which could be material and adversely affect our results of operations.
We establish reserves for claims and claim expenses for insured mortgage loans that are in default. A loan is considered to be in default as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us as in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as “IBNR.” We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees and other general expenses of administering the claim settlement process.
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
Climate risk and efforts to manage climate risk by government agencies could affect our business and operations.
We do not directly insure climate-related risks. Our insurance policies also generally exclude losses resulting from physical damage to the properties securing the loans we insure. While climate-related risks such as flood, wildfire, wind, and earthquake do not directly cause losses to our business, we are indirectly exposed to climate risks. A natural disaster event could lead to unexpected changes in persistency rates as policyholders and borrowers who are affected by the disaster may be unable to meet their contractual obligations, such as mortgage payments on loans we insure. A natural disaster could also trigger an economic downturn in the areas directly or indirectly affected by the natural disaster. These consequences could, among other things, result in a decline in new business and increased claims from those areas, and adverse effects on home prices in those areas, which could result in unexpected loss experience in our business. These events also could disrupt public and private infrastructure, including communications and financial services, which could disrupt normal business operations.
Since 2020, the FHFA has been increasingly vocal about climate and natural disasters and their impact on the GSEs and the Federal Home Loan Banks (together, the regulated entities) and the national housing market, and has designated climate risk as a priority concern and instructed the GSEs to actively consider its effects in their decision making. To that end, the FHFA established a new Conservatorship Scorecard which would hold the GSEs accountable for ensuring resiliency to climate and disaster risks, and also enhanced its monitoring and supervision of climate risk issues. In 2024, FHFA issued two Advisory Bulletins on climate-related risk management that established a GSE risk management framework to include: (1) governance; (2) risk identification and assessment, controls, and monitoring processes; (3) metrics and data; (4) scenario analysis; and (5) risk reporting and communication processes. The GSEs have also updated their disaster playbooks, implemented Green Bond products, and partnered with FHFA to develop additional tools and analysis. It is possible that efforts to manage climate risk by the FHFA, GSEs (including through GSE guideline or mortgage insurance policy changes) or others could materially impact the volume and characteristics of our NIW (including its policy terms), home prices in certain areas and defaults by borrowers in certain areas, as well as increase the costs to us of providing mortgage insurance in certain areas, and therefore may impact our business and operations.
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
We use third-party reinsurance, including the QSR Transactions, XOL Transactions, and ILN Transactions to actively manage our risk, ensure compliance with PMIERs, state regulatory and other applicable capital requirements and support the growth of our business. There is a risk that these transactions will not continue to provide the benefits we expected when we entered into them, including as a result of our counter-parties under the QSR Transactions and XOL Transactions (which are not fully collateralized like the ILN Transactions) not performing their obligations, the GSEs or the Wisconsin OCI not continuing to give us full capital credit as anticipated for the duration of the contracts, or if one or more reinsurers under any of the QSR Transactions or XOL Transactions experiences a downgrade or other adverse business event. Any of these events could have negative impacts on the credit for the risk transferred under the reinsurance agreements and, in turn, on our capital needs, PMIERs position and growth potential.
Reinsurance does not relieve us of our direct liability to our insureds to pay claims, even when there are reinsurance recoverables available to us under the QSR Transactions or XOL Transactions. Accordingly, we bear credit risk with respect to such reinsurers. To mitigate this risk, there are certain contractual protections that establish sources from which we may directly obtain our reinsurance recoverables under the QSR Transactions or XOL Transactions. The ILN Transactions are fully collateralized with funds deposited into trust accounts to secure the obligations of the reinsurers to NMIC under the respective reinsurance agreement. See Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reinsurance,” below. To the extent the amounts in the QSR Transaction or XOL Transaction trust accounts are insufficient to cover loss recoveries and other amounts to which we are entitled under the QSR Transactions or XOL Transactions, we would attempt to recover such amounts directly from the reinsurers. One or more reinsurers may be unable or unwilling to pay reinsurance recoverables owed to us in the future, which could have an adverse effect on our financial condition.
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
The success of our business depends on our ability to timely and effectively resolve any significant issues that may arise with the operation of our technology platform. While we anticipate that our engagement with TCS will enhance our ability to further develop, deploy, and service our technology platform, any delays caused by the outsourcing of these functions, deterioration in our relationship with TCS, or termination of our engagement with TCS could lead to significant disruptions in our operations. If our technology platforms fail to perform in the manner we expect, our business, financial condition and operating results may be significantly harmed. Further, our business would be negatively impacted if we are unable to enhance our platform when necessary to support our primary business functions, including to match or exceed the technological capabilities of our competitors over time (including with respect to new and complex information technology such as artificial intelligence). We cannot predict with certainty the cost of maintaining and improving our platform, but failure to make necessary improvements and any significant shortfall in any technology enhancements or negative variance in the timeline in which system enhancements are delivered could have an adverse effect on our business, financial condition and operating results.
We may not be able to prevent the unauthorized disclosure or misuse of confidential, personal or proprietary information.
Our IT systems process, transmit, store and protect large amounts of personal information of borrowers whose mortgages we insure, in addition to the confidential, proprietary, financial and other information that are critical to our business. See Item 1C, “Cybersecurity.” Our IT systems and networks, including those functions that we may outsource, are vulnerable to unauthorized access, interruptions or failures due to events that are often beyond our control, including cyber-attacks, natural disasters, theft, terrorist attacks and general technology failures. We may, from time to time, upgrade certain of our information systems, and transform and automate certain of our business processes. We also have outsourced certain technology and business functions to third parties, and may continue to do so in the future. If we fail to timely and successfully implement and integrate new technology systems or if the systems and/or transformed and automated business processes do not operate as expected, this may expose us to increased risk related to data and information security and unexpected service disruptions, which could result in monetary and reputational damage or harm to our competitive position. Our remote and hybrid working arrangements may also increase the risk of cyber-security attacks or data security incidents. In particular, in the current remote and hybrid working arrangements environment, our employees and vendors rely on the use of portable computers and mobile devices, which can be stolen, lost or misused, making information accessible through such devices more vulnerable to unauthorized access, including by employee malfeasance.

We have adopted information security procedures and controls to safeguard our systems and the information that we process, transmit and store, including multi-factor authentication and a new biometrics solution to authenticate employee login. Despite these efforts, we may not be able to anticipate or implement effective preventive measures against all cyber threats, or detect and contain a breach in a timely manner, including because employees or contractors may not follow the controls we have implemented, the invasive techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources and methods. Further, the sophistication, availability and use of artificial intelligence by threat actors may present an increased level of risk. Our remote or hybrid working arrangements may exacerbate these risks. Our employees, contractors, customers or other users of our systems are, from time to time, subject to fraudulent inducements by parties attempting to gain access to our data or that of our customers. Although we seek to have appropriate information security policies and systems in place, there is no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. Any compromise of the security of our IT systems may result in loss of personally identifiable information, financial losses, loss of customers and the inability to transact business; could be costly and time-consuming to address and resolve; could expose us to liability for further compromise, damages, harm our reputation; and may subject us to regulatory scrutiny and/or expose us to civil litigation or regulatory action. If any of these were to occur, our business, financial condition and operating results could be materially adversely affected. Further, the technology errors and omissions, and insurance coverage we maintain may be unavailable or inadequate to fully cover claims and/or costs associated with incidents that may occur in the future.

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
NMIS offers loan review services for certain of our customers that are performed by SAFE Act-licensed third-party service providers, including on loans for which NMIC is not providing mortgage insurance. Under the terms of our service agreements and subject to such agreements' contractual limitations on liability, we provide limited indemnity rights for “material errors,” if such errors materially impair the saleability of a reviewed loan, results in a material reduction in the value of such loan or results in the customer being required to repurchase such loan. The indemnification may be in the form of monetary or other remedies, subject to per loan and annual limitations. Accordingly, we have assumed some credit risk in connection with providing these services. NMIS contracts with SAFE Act-licensed third-party service providers to provide loan review services, and we believe we have structured NMIS' operations so that it does not itself engage in any activities that would trigger licensure under the SAFE Act. However, the CFPB or other regulators could take a different position, thereby increasing the risk of regulatory scrutiny and potential enforcement action and/or litigation involving these loan review services. Any such scrutiny, enforcement action or litigation could result in a diminished ability to operate our business, potential liability to customers, reputational damage and regulatory intervention, which could in turn result in a material adverse effect on our financial position and operating results. See “The private MI industry is, and as a participant we are, subject to litigation and regulatory enforcement risk generally,” below.
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
Changes in the business practices of the GSEs, including a decision to decrease or discontinue the use of private MI, or changes in the terms on which mortgage insurance coverage may be canceled, federal legislation that changes their charters or a restructuring of the GSEs or changes in loan delivery pricing imposed by the GSEs could reduce the private MI market opportunity, reduce our revenues or increase our losses.
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
Leadership at the FHFA changes from time to time. Given that the Director of the FHFA is removable by the President at will, the agency's agenda, policies and actions likely will be significantly influenced by the then current administration. Accordingly, it is difficult to predict whether or how the FHFA might seek to implement GSE oversight beyond the current administration's term. Between the Director of the FHFA and the Treasury Department, they possess significant capacity to effect administrative GSE reforms. Subsequent to the adoption of the 2020 ERCF rule and the PSPAs, the Director of the FHFA, together with the Treasury Department, have adopted amendments to both the 2020 ERCF and the PSPAs to help facilitate the ultimate release of the GSEs from conservatorship and additional changes could be adopted. Further changes to the ERCF, the PSPAs, or the business practices of the GSEs, including any that increase the capital required to be held by us under PMIERs, could make our products less desirable or more expensive and could have a material adverse impact on our financial condition and future business prospects.
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
We operate in highly regulated industries that inherently pose a heightened risk of litigation and regulatory proceedings. As a result, the members of the MI industry, including NMIC, face litigation risk, including the risk of class action lawsuits, and administrative enforcement by federal regulators and state insurance agencies in the ordinary course of operations. In addition, the private MI industry, including NMIC, may be affected by changes in the laws and regulations to which we are subject or the way they are interpreted or applied. See “Item 1 - Business - U.S. Mortgage Insurance Regulation.”
In the past, other mortgage insurers (not including us) have been involved in litigation and regulatory enforcement actions alleging violations of Section 8 of RESPA. Among other things, Section 8 of RESPA generally precludes mortgage insurers from paying referral fees to mortgage lenders for the referral of MI business. This limitation also can prohibit providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that mortgage lenders provide that are higher than their reasonable or fair market value, in exchange for the referral of MI business. Various regulators, including the CFPB, state insurance commissioners and state attorneys general, may bring actions seeking various forms of relief in connection with alleged violations of the referral fee limitations of RESPA, as can private litigants in class actions. In the years following the 2008 financial crisis, the CFPB pursued a higher volume of enforcement actions against mortgage industry participants, including mortgage insurers. In particular, the CFPB focused on challenging mortgage insurers' captive reinsurance arrangements under Section 8 of RESPA. The insurance law provisions of many states also prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. Leadership change at the CFPB or the White House may also have an impact on future CFPB enforcement activity. The CFPB's interpretation and enforcement of Section 8 of RESPA presents regulatory risk for many providers of “settlement services,” including mortgage insurers.
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
From time to time, we have been involved in certain legal proceedings in the ordinary course of business. To date, we have not recognized a material liability related to any of our legal proceedings. However, the outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of any such matters in the future could have an unanticipated material adverse effect on our liquidity, financial position and operating results.
Our business prospects and operating results could be adversely impacted if, and to the extent that, the Consumer Financial Protection Bureau's ATR Rules defining a QM negatively impact the size of the origination market.
In January 2014, the CFPB implemented the Dodd-Frank Act ATR mortgage provisions, which govern the obligation of lenders to determine a borrower's ability to pay when originating a mortgage loan covered by ATR. A subset of mortgages falling under the ATR that has certain low-risk characteristics are known as QMs. QMs that are deemed to have the lowest risk profiles are entitled to a safe-harbor presumption of compliance with the ability-to-pay requirements. In the fourth quarter of 2020, the CFPB released a series of final rules to (i) eliminate the temporary QM category, typically referred to as the “QM Patch”, (ii)

amend the definition of a General QM, and (iii) provide for a new, Seasoned QM category. The General QM final rule was effective on March 1, 2021 with an extended mandatory compliance date of October 1, 2022. However, the GSEs announced on April 8, 2021 that, for loan applications received on or after July 1, 2021, they will only purchase loans satisfying the New General QM Definition. See “Item 1, “Business - U.S. Mortgage Insurance Regulation - Other U.S. Regulation - Housing Finance Reform” above for a summary of the GSEs final rules related to QMs. The long-term effects of the expiration of the QM Patch and implementation of the General QM and Seasoned QM final rules could affect the residential mortgage market and demand for private mortgage insurance.
The Dodd-Frank Act also gave statutory authority to the HUD, the VA, and the USDA to develop their own definitions of “QM,” which those agencies have completed. To the extent lenders find that the HUD definition of QM is more favorable to certain segments of their borrowers, they may choose FHA products over private MI products.
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
The Basel Committee developed the Basel Capital Accord in 1988 to set out international benchmarks for assessing banks' capital adequacy requirements. See Item 1, “U.S. Mortgage Insurance Regulations - Basel Rules.” The capital adequacy requirements, among other factors, govern the capital treatment of MI purchased and held on balance sheet by domestic and international banks in respect of their residential mortgage loan origination and securitization activities. In July 2013, U.S. banking regulators promulgated regulations to implement significant elements of the Basel framework, which we refer to as Basel III. In December 2017, the Basel Committee published final revisions to Basel III (informally known as “Basel IV”). Under Basel IV, banks using the standardized approach to determine their credit risk may consider mortgage insurance in calculating the exposure amount for real estate. However, such banks will need to determine the risk-weight for residential mortgages based on the LTV ratio at loan origination, without factoring in mortgage insurance. Under the standardized approach, after the appropriate risk-weight is determined, the existence of mortgage insurance could be considered, but only if the company issuing the insurance has a lower risk-weight than the underlying exposure. Mortgage insurance issued by private companies would not meet this test. Therefore, under Basel IV, mortgage insurance could not mitigate credit and lower the capital charge under the standardized approach.
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
NMIH serves as the holding company for our operating subsidiaries and does not have any significant operations of its own. NMIH's principal source of operating cash is investment income, and could in the future include dividends from NMIC and Re One, which currently does not have active insurance exposure. NMIC has the capacity to pay aggregate ordinary dividends of $101.0 million to NMIH during the twelve-month period ending December 31, 2026, without prior approval from the Wisconsin OCI. NMIH also has access to $250 million of undrawn revolving credit capacity under the senior unsecured credit facilities. In addition, NMIH currently receives cash from our insurance subsidiaries, consisting of payments made under our tax and expense-sharing arrangements. Among such agreements, the Wisconsin OCI has approved the allocation of interest expense on our $425 million aggregate principal amount of senior unsecured notes that mature on August 15, 2029 (the 2024 Notes) and senior unsecured credit facilities to NMIC to the extent proceeds from the 2024 Notes offering and facility are distributed to NMIC or used to repay, redeem or otherwise defease amounts raised by NMIC under prior credit arrangements that have previously been distributed to NMIC. The expense-sharing arrangements between us and our subsidiaries, as amended, have been approved by the Wisconsin OCI, but such approval may be revoked at any time. NMIH depends on these sources of liquidity to make principal and interest payments under its current debt arrangements and to pay certain corporate expenses and income taxes, among other things. If payments to NMIH were curtailed or limited, there is a risk that NMIH would be unable to satisfy its financial obligations.
NMIH's dividend income is limited to upstream dividend payments from our subsidiaries. With respect to our insurance subsidiaries, under Wisconsin law, dividends in excess of prescribed limits are deemed “extraordinary” and require approval of the Wisconsin OCI. Other states in which our insurance subsidiaries are licensed also limit or restrict their ability to pay dividends. It is possible that Wisconsin and other states that have dividend restrictions will adopt revised statutory provisions or interpretations of existing statutory provisions that could be more restrictive than those currently in effect or will otherwise take actions that may further restrict the ability of our insurance subsidiaries to pay dividends or make distributions or returns of capital. In addition, under the PMIERs, if an approved insurer fails to meet the PMIERs financial requirements, such approved insurer may not pay dividends without the prior written approval of the GSEs.
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
We currently have and will continue to have a substantial amount of indebtedness. As of December 31, 2025 our debt totaled approximately $417.0 million.
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
•expenses incurred in connection with changes in our stock price;
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
As of December 31, 2025, we had 88,371,465 shares of our common stock issued and 76,285,242 shares outstanding. Sales of substantial amounts of our common stock in the public market in the future, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and place that we deem appropriate.
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
Our information security program is managed by a dedicated CISO, who has over 25 years of relevant experience. Our CISO is charged with the maintenance and execution of our security program and reports to our Chief Information Officer, who leads the management of our information systems. The CISO manages a team that assesses, evaluates, and responds to cybersecurity threats. Our CISO, and other senior leaders in our IT, law, and internal audit departments, provide periodic reports to our Chief Executive Officer and other members of our senior management team and the Board, as appropriate, on cybersecurity risks and program updates.
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
Our cybersecurity program is aligned with industry standards, such as the NIST Cybersecurity Framework, and we periodically engage third parties as part of our continuing efforts to evaluate, enhance and test the adequacy and effectiveness of our security measures and controls. We require our third-party service providers to implement and maintain comprehensive cybersecurity practices commensurate with the services they perform for us, and consistent with applicable legal standards and practices. In addition, we maintain and test a business continuity plan that is designed to allow us to continue to operate in the midst of certain disruptive events, including disruptions to our IT systems, and we have an incident response plan that is designed to address information security incidents, including any breaches of our IT systems.
We believe all of these functions serve the process of prevention, detection, mitigation, and remediation of cybersecurity incidents. While we have not experienced any material cybersecurity events, we believe that disruptions to and breaches of our IT systems are possible and may negatively impact our business in the future. Despite robust controls and safeguards in place, no system can guarantee complete security from internal and external threats. See Item 1A, “Risk Factors - We may not be able to prevent the unauthorized disclosure or misuse of confidential, personal or proprietary information.”

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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the Nasdaq stock exchange under the symbol “NMIH.” On February 6, 2026, there were 76,032,627 shares of our common stock outstanding and approximately seven holders of record. The closing price of our common stock on Nasdaq on February 6, 2026 was $41.05.
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
Issuer Purchases of Equity Securities
The following table provides information about purchases of NMI Holdings, Inc. common stock by us during the three months ended December 31, 2025.

($ In Thousands, except for per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Plans or Program (1)
Period:
10/1/2025 to 10/31/2025	263,420	$36..35	263,420	$246,871
11/1/2025 to 11/30/2025	242,659	37.29	242,659	237,821
12/1/2025 to 12/31/2025	304,550	39.24	304,550	225,872
Total	810,629		810,629
(1)    On July 31, 2023, our Board of Directors authorized a $200 million share repurchase program (the 2023 Repurchase Program), effective through December 31, 2025. On February 5, 2025, our Board of Directors authorized an additional $250 million repurchase program (the 2025 Repurchase Program), effective through December 31, 2027, and extended the effectiveness of the 2023 Repurchase Program through December 31, 2027 to align its remaining tenor with that of the 2025 Repurchase Program. See Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 16, Common Stock,” for additional information.

Common Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from December 31, 2020 until December 31, 2025, with the cumulative total stockholder return on the Russell 2000 Index, S&P Small Cap 600 Index and an index of selected mortgage insurance companies (Peer Index). The Peer Index includes Essent, MGIC and Radian. The total stockholder's returns are not necessarily indicative of future returns. Information contained or referenced in the stock performance graph below is being furnished with this report and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025

NMI Holdings, Inc.	$100	$96	$92	$131	$162	$180
Russell 2000 Index	100	115	91	107	119	134
S&P Small Cap 600	100	127	106	123	134	142
Peer Index (ESNT, MTG, RDN)	100	106	93	130	140	166
Item 6.    [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
    The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included below in Item 8 of this report and the Risk Factors included above in Part I, Item 1A of this report. In addition, investors should review the “Cautionary Note Regarding Forward-Looking Statements” and the “Glossary of Abbreviations and Acronyms” above.
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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of December 31, 2025, we had issued master policies with 2,193 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of December 31, 2025, we had $221.4 billion of primary IIF and $59.3 billion of primary RIF.
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
Our common stock trades on the Nasdaq under the symbol “NMIH.” Our headquarters is located in Emeryville, California. As of December 31, 2025, we had 225 employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
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
Key Factors Affecting Our Results
Customer Development
We have important relationships with customers across all categories and allocation profiles, including National Accounts and Regional Accounts, and centralized and decentralized lenders. Our sales and marketing efforts are broadly focused on expanding our presence with existing customers and activating new customer relationships. We consider an activation to be the point at which we have signed a Master Policy, established IT connectivity and generated a first application or first dollar of NIW from a customer. During the year ended December 31, 2025, we activated 90 lenders, compared to 118 and 70 for the years ended December 31, 2024 and 2023, respectively. We also continued to expand our business with existing customers, deepening our existing relationships and capturing what we believe to be an increasing portion of their annual MI volume. At December 31, 2025, we had issued 2,193 Master Policies, compared to 2,086 and 1,974, as of December 31, 2024 and 2023, respectively.
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
Net Premiums Written and Net Premiums Earned
We set our premium rates on individual policies based on the risk characteristics of the underlying mortgage loans and borrowers, and in accordance with our filed rates and applicable rating rules. We primarily price our policies through a proprietary risk-based pricing platform, which we refer to as Rate GPS®. Rate GPS® considers a broad range of individual and layered risk variables, including borrower credit, loan-level, product and lender attributes, as well as market and geographic factors, and provides us with the ability to set and charge premium rates commensurate with the underlying risk of each loan that we insure. We also offer a rate card pricing option to a limited number of lender customers when required for business process reasons. We believe that the utilization of Rate GPS® provides us with a more granular and analytical approach to evaluating and pricing risk, and that this approach enhances our ability to continue building a high-quality mortgage insurance portfolio and delivering attractive risk-adjusted returns.
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
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of December 31, 2025 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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

NIW and primary IIF	As of and for the years ended December 31,
	2025		2024		2023
	NIW	IIF	NIW	IIF	NIW	IIF
	(In Millions)
Monthly	$47,831	$204,925	$45,129	$192,228	$39,468	$177,764
Single	1,069	16,523	915	17,955	1,005	19,265
Total	$48,900	$221,448	$46,044	$210,183	$40,473	$197,029
NIW increased 6% and 14%, respectively, for the years ended December 31, 2025 and 2024, primarily due to growth in our customer franchise and market presence tied to the increased penetration of existing customer accounts and new customer activations as well as an increase in the size of the total mortgage insurance market.

Primary IIF increased 5% at December 31, 2025 compared to December 31, 2024, which in turn grew 7% compared to December 31, 2023, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of in-force policies.
Our persistency rate was 83.4%, 84.6% and 86.1% at December 31, 2025, 2024 and 2023, respectively. Persistency remained historically high due to a continued slowdown in the pace of mortgage refinancing activity tied to the prevailing interest and mortgage rate environment.
The following table presents net premiums written and earned for the periods indicated:

Net premiums written and earned	For the years ended December 31,
	2025	2024	2023
	(In Thousands)
Net premiums written	$583,720	$537,953	$480,540
Net premiums earned	602,212	564,688	510,768
Net premiums written increased 9% and 12%, respectively, and net premiums earned increased 7% and 11%, respectively, during the years ended December 31, 2025 and 2024, primarily driven by growth in our monthly IIF and direct monthly pay premium receipts, partially offset by the impact of ceded premiums written and earned under our third-party reinsurance transactions.
Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the years ended December 31,
	2025	2024	2023
	($ Values In Millions, except as noted below)
New insurance written	$48,900	$46,044	$40,473
Percentage of monthly premium	98%	98%	98%
Percentage of single premium	2%	2%	2%
New risk written	$12,718	$12,200	$10,661
Insurance-in-force (1)	$221,448	$210,183	$197,029
Percentage of monthly premium	93%	91%	90%
Percentage of single premium	7%	9%	10%
Risk-in-force (1)	$59,313	$56,113	$51,796
Policies in force (count) (1)	684,058	659,567	629,690
Average loan size ($ value in thousands) (1)	$324	$319	$313
Coverage percentage (2)	27%	27%	26%
Loans in default (count) (1)	7,661	6,642	5,099
Default rate (1)	1.12%	1.01%	0.81%
Risk-in-force on defaulted loans (1)	$656	$545	$408
Average net premium yield (3)	0.28%	0.28%	0.27%
Earnings from cancellations	$3	$3	$4
Annual persistency (4)	83.4%	84.6%	86.1%
Quarterly run-off (5)	5.1%	4.5%	3.4%
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

    The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	As of and for the years ended December 31,
	2025	2024	2023
	(In Millions)
IIF, beginning of period	$210,183	$197,029	$183,968
NIW	48,900	46,044	40,473
Cancellations, principal repayments and other reductions	(37,635)	(32,890)	(27,412)
IIF, end of period	$221,448	$210,183	$197,029
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
The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of December 31,
	2025		2024		2023
	IIF	RIF	IIF	RIF	IIF	RIF
Book year	(In Millions)
2025	$46,034	$11,977	$—	$—	$—	$—
2024	37,483	9,968	43,560	11,552	—	—
2023	28,761	7,611	34,284	9,047	38,586	10,162
2022	41,551	11,188	47,598	12,703	52,783	14,003
2021	40,887	11,331	50,699	13,634	62,051	16,190
2020 and before	26,732	7,238	34,042	9,177	43,609	11,441
Total	$221,448	$59,313	$210,183	$56,113	$197,029	$51,796
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

NIW by FICO	For the years ended December 31,
	2025	2024	2023
	(In Millions)
>= 760	$26,190	$24,808	$22,995
740-759	9,049	8,098	6,769
720-739	6,042	5,907	5,484
700-719	3,830	3,794	2,816
680-699	2,189	2,392	1,946
<=679	1,600	1,045	463
Total	$48,900	$46,044	$40,473
Weighted average FICO	757	757	760

NIW by LTV	For the years ended December 31,
	2025	2024	2023
	(In Millions)
95.01% and above	$5,863	$5,908	$3,713
90.01% to 95.00%	21,539	21,149	18,929
85.01% to 90.00%	15,327	13,994	13,597
85.00% and below	6,171	4,993	4,234
Total	$48,900	$46,044	$40,473
Weighted average LTV	91.9%	92.3%	92.1%

NIW by purchase/refinance mix	For the years ended December 31,
	2025	2024	2023
	(In Millions)
Purchase	$44,891	$43,921	$39,629
Refinance	4,009	2,123	844
Total	$48,900	$46,044	$40,473
The tables below present our total primary IIF and RIF by FICO and LTV, and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of December 31,
	2025		2024		2023
	($ Values In Millions)
>= 760	$111,255	50%	$105,315	50%	$98,034	50%
740-759	40,008	18	37,321	18	34,829	18
720-739	30,503	14	29,343	14	27,755	14
700-719	20,491	9	19,766	9	18,734	9
680-699	13,448	6	13,374	6	12,867	7
<=679	5,743	3	5,064	3	4,810	2
Total	$221,448	100%	$210,183	100%	$197,029	100%

Primary RIF by FICO	As of December 31,
	2025		2024		2023
	($ Values In Millions)
>= 760	$29,500	50%	$27,883	50%	$25,523	49%
740-759	10,787	18	10,006	18	9,207	18
720-739	8,275	14	7,926	14	7,387	14
700-719	5,619	10	5,383	10	5,021	10
680-699	3,672	6	3,615	6	3,433	7
<=679	1,460	2	1,300	2	1,225	2
Total	$59,313	100%	$56,113	100%	$51,796	100%

Primary IIF by LTV	As of December 31,
	2025		2024		2023
	($ Values In Millions)
95.01% and above	$26,739	12%	$23,555	11%	$19,609	10%
90.01% to 95.00%	109,228	49	103,472	49	95,415	48
85.01% to 90.00%	66,285	30	64,290	31	60,348	31
85.00% and below	19,196	9	18,866	9	21,657	11
Total	$221,448	100%	$210,183	100%	$197,029	100%

Primary RIF by LTV	As of December 31,
	2025		2024		2023
	($ Values In Millions)
95.01% and above	$8,404	14%	$7,345	13%	$6,062	12%
90.01% to 95.00%	32,223	54	30,563	55	28,184	54
85.01% to 90.00%	16,412	28	15,956	28	14,961	29
85.00% and below	2,274	4	2,249	4	2,589	5
Total	$59,313	100%	$56,113	100%	$51,796	100%

Primary RIF by Loan Type	As of December 31,
	2025	2024	2023
Fixed	98%	98%	98%
Adjustable rate mortgages:
Less than five years	—	—	—
Five years and longer	2	2	2
Total	100%	100%	100%

The table below presents selected primary portfolio statistics, by book year, as of December 31, 2025.

	As of December 31, 2025
Book Year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values In Millions)
2016 and prior	$37,222	$1,795	5%	151,615	9,581	186	417	2.1%	0.4%	1.9%
2017	21,582	1,489	7%	85,897	8,609	222	193	2.0%	0.5%	2.6%
2018	27,295	1,939	7%	104,043	10,683	349	210	2.4%	0.5%	3.3%
2019	45,141	5,067	11%	148,423	23,037	447	123	2.0%	0.4%	1.9%
2020	62,702	16,442	26%	186,174	59,727	537	71	1.3%	0.3%	0.9%
2021	85,574	40,887	48%	257,972	140,027	1,650	161	3.3%	0.7%	1.2%
2022	58,734	41,551	71%	163,281	123,834	2,204	249	16.6%	1.5%	1.8%
2023	40,473	28,761	71%	111,994	85,236	1,097	72	15.7%	1.0%	1.3%
2024	46,044	37,483	81%	120,747	103,277	818	12	14.5%	0.7%	0.8%
2025	48,900	46,034	94%	125,570	120,047	151	—	6.4%	0.1%	0.1%
Total	$473,667	$221,448		1,455,716	684,058	7,661	1,508
(1)    Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.
(2)    Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.
(3)    Calculated as the number of loans in default divided by number of policies in force.

Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the dates indicated. The distribution of our primary RIF as of December 31, 2025 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of December 31,
	2025	2024	2023
California	10.1%	10.1%	10.2%
Texas	8.3	8.6	8.7
Florida	7.2	7.3	7.6
Georgia	4.0	4.1	4.1
Illinois	4.0	3.8	4.0
Virginia	3.7	3.7	3.9
Washington	3.6	3.9	4.0
Pennsylvania	3.5	3.4	3.4
Ohio	3.5	3.3	3.0
New York	3.3	3.2	3.1
Total	51.2%	51.4%	52.0%
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

The following table provides a reconciliation of the beginning and ending gross reserve balances for insurance claims and claim expenses:

	For the years ended December 31,
	2025	2024	2023
	(In Thousands)
Beginning balance	$152,071	$123,974	$99,836
Less reinsurance recoverables (1)	(32,260)	(27,514)	(21,587)
Beginning balance, net of reinsurance recoverables	119,811	96,460	78,249

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	114,721	93,206	78,285
Prior years (3)	(57,889)	(61,662)	(56,390)
Total claims and claim expenses incurred (4)	56,832	31,544	21,895

Less claims paid:
Claims and claim expenses paid:
Current year (2)	1,605	638	600
Prior years (3)	19,150	7,555	3,575
Reinsurance terminations (5)	(1,964)	—	(491)
Total claims and claim expenses paid	18,791	8,193	3,684

Reserve at end of period, net of reinsurance recoverables	157,852	119,811	96,460
Add reinsurance recoverables (1)	38,577	32,260	27,514
Ending balance	$196,429	$152,071	$123,974
(1)    Related to ceded losses recoverable under the QSR Transactions. See Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 6, Reinsurance” for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $102.0 million attributed to net case reserves and $10.8 million attributed to net IBNR reserves for the year ended December 31, 2025, $83.5 million attributed to net case reserves and $8.1 million attributed to net IBNR reserves for the year ended December 31, 2024, and $70.6 million attributed to net case reserves and $6.3 million attributed to net IBNR reserves for the year ended December 31, 2023.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $48.4 million attributed to net case reserves and $8.1 million attributed to net IBNR reserves for the year ended December 31, 2025, $54.1 million attributed to net case reserves and $6.3 million attributed to net IBNR reserves for the year ended December 31, 2024, and $50.9 million attributed to net case reserves and $4.5 million attributed to net IBNR reserves for the year ended December 31, 2023.
(4)    Excludes aggregate fees of $0.8 million and $0.7 million for the years ended December 31, 2025 and 2023, respectively, incurred in connection with the termination or amendment of certain QSR Transactions.
(5)    Represents the settlement of reinsurance recoverables in conjunction with the termination and amendment of certain QSR transactions.

The “claims incurred” section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $55.7 million related to prior year defaults remained as of December 31, 2025.

The following table provides a reconciliation of the beginning and ending count of loans in default:

	For the years ended December 31,
	2025	2024	2023
Beginning default inventory	6,642	5,099	4,449
Plus: new defaults	9,940	8,757	6,758
Less: cures	(8,427)	(6,899)	(5,892)
Less: claims paid	(445)	(276)	(199)
Less: rescission and claims denied	(49)	(39)	(17)
Ending default inventory	7,661	6,642	5,099
The sequential increase in ending default inventory at each successive year end was primarily due to the growth and seasoning of our insured portfolio, partially offset by cure activity within our default population during the intervening periods.
The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions for the periods indicated:

	For the years ended December 31,
	2025	2024	2023
	($ Values In Thousands)
Number of claims paid (1)	445	276	199
Total amount paid for claims	$25,873	$10,491	$5,192
Average amount paid per claim	$58	$38	$26
Severity (2)	76%	61%	55%
(1)    Count includes 71, 88 and 70 claims settled without payment during the years ended December 31, 2025, 2024 and 2023, respectively.
(2)    Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.
We paid 445, 276 and 199 claims during the years ended December 31, 2025, 2024 and 2023, respectively. The number of claims paid in each year was modest relative to the size of our insured portfolio and we generally observe that the borrowers of the loans we insure are well-situated with strong credit profiles, stable 30-year fixed rate mortgages, manageable debt service obligations and significant appreciated equity in their homes. An increase in the value of the homes collateralizing the mortgages we insure provides defaulted borrowers with alternative paths and incentives to cure their loan prior to the development of a claim.
Our claims severity for the years ended December 31, 2025, 2024 and 2023 was 76%, 61% and 55%, respectively. The increase in claims severity for the year ended December 31, 2025, was primarily due to an increase in the proportion of claims related to loans originated in more recent years. These loans generally have less accumulated equity than loans from earlier vintages, which typically results in higher claims payments and an increase in claims severity.
Our claims severity was still below long-term industry norms and benefited from the same house price appreciation that supported our claims paid experience. An increase in the value of the homes collateralizing the mortgages we insure provides additional equity support to our risk exposure and raises the prospect of a third-party sale of a foreclosed property, which can mitigate the severity of our settled claims.
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

The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated:

Average reserve per default:	As of December 31,
	2025	2024	2023
	(In Thousands)
Case (1)	$23.5	$21.0	$22.4
IBNR (1) (2)	2.1	1.9	1.9
Total	$25.6	$22.9	$24.3
(1)    Defined as the gross reserve per insured loan in default.
(2)    Amount includes claims adjustment expenses.
Average reserve per default increased from December 31, 2024 to December 31, 2025, primarily due to changes in the composition of our default inventory as measured by the size, vintage and current estimated LTV of defaulted loans between measurement dates. Average reserves per default were further impacted by changes in observed and forecasted housing market conditions and macroeconomic factors between the measurement dates.
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
GSE Oversight
As an approved insurer, NMIC is subject to ongoing compliance with the PMIERs established by each of the GSEs (italicized terms have the same meaning that such terms have in the PMIERs, as described below). The PMIERs establish operational, business, remedial and financial requirements applicable to approved insurers. The PMIERs financial requirements prescribe a risk-based methodology whereby the amount of assets required to be held against each insured loan is determined based on certain loan-level risk characteristics, such as FICO, vintage (year of origination), performing vs. non-performing (i.e., current vs. delinquent), LTV ratio and other risk features. In general, higher-quality loans carry lower asset charges.
Under the PMIERs, approved insurers must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount.
Available assets reflect the financial resources of a mortgage insurer available to pay claims, and includes the most readily liquid assets held, such as cash, investments and other items as stipulated in the PMIERs. The credit provided for such assets is subject to adjustment based on several factors, including asset class, credit rating and portfolio concentration.
The risk-based required asset amount is a function of the risk profile of an approved insurer's RIF, assessed on a loan-by-loan basis and considered against certain risk-based factors derived from tables set out in the PMIERs, which is then adjusted on an aggregate basis for reinsurance transactions approved by the GSEs, such as with respect to our QSR Transactions, XOL Transactions and ILN Transactions. The aggregate gross risk-based required asset amount for performing, primary insurance is subject to a floor of 5.6% of performing primary adjusted RIF.

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
The following table provides a comparison of the PMIERs available assets and net risk-based required asset amount as reported by NMIC as of the dates indicated:

	As of December 31,
	2025	2024	2023
	(In Thousands)
Available assets	$3,496,971	$3,108,211	$2,717,804
Net risk-based required assets	2,058,467	1,828,807	1,516,140
Available assets were $3.5 billion at December 31, 2025, compared to $3.1 billion at December 31, 2024 and $2.7 billion at December 31, 2023. The sequential increase in available assets between the dates presented was primarily driven by NMIC's positive cash flow from operations during the intervening periods, partially offset by the payment of ordinary course dividends from NMIC to NMIH during each year.
Net risk-based required assets were $2.1 billion at December 31, 2025, compared to $1.8 billion at December 31, 2024 and $1.5 billion at December 31, 2023. The increase in the net risk-based required asset amount between the dates presented was primarily due to the growth in our gross RIF and aggregate gross risk-based required asset amount, and was further impacted by the growth in our default inventory and defaulted RIF.

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
Information Technology
Effective April 1, 2025, we renewed and extended our existing seven-year IT service agreement with TCS, dated March 31, 2020, through March 31, 2032. Under the agreement, TCS provides IT services across such functions as application development and support, infrastructure support, and information security. Our engagement with TCS has enhanced our ability to provide innovative IT solutions for our internal and external constituents, and has allowed us to realize cost efficiencies by leveraging TCS’s global platform.

Consolidated Results of Operations
Comparisons between the years ended December 31, 2024 and 2023 have been omitted within “Consolidated Results of Operations” from this Form 10-K, but can be found in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC.

Consolidated statements of operations	For the years ended December 31,		$ Change	% Change
	2025	2024	2025 vs. 2024
Revenues	($ In Thousands, except for per share data)
Net premiums earned	$602,212	$564,688	$37,524	7%
Net investment income	102,937	85,316	17,621	21
Net realized investment gains	432	23	409	NM (4)
Other revenues	859	944	(85)	(9)
Total revenues	706,440	650,971	55,469	9
Expenses
Insurance claims and claim expenses	57,649	31,544	26,105	83
Underwriting and operating expenses	119,908	118,397	1,511	1
Service expenses	601	723	(122)	(17)
Interest expense	28,478	36,896	(8,418)	(23)
Total expenses	206,636	187,560	19,076	10

Income before income taxes	499,804	463,411	36,393	8
Income tax expense	110,878	103,305	7,573	7
Net income	$388,926	$360,106	$28,820	8%

Earnings per share - Basic	$5.01	$4.51	$0.50	11%
Earnings per share - Diluted	$4.92	$4.43	$0.49	11%

Loss ratio (1)	9.6%	5.6%
Expense ratio (2)	19.9%	21.0%
Combined ratio (3)	29.5%	26.6%

	For the years ended December 31,		$ Change	% Change
Non-GAAP financial measures (5)	2025	2024	2025 vs. 2024
	($ In Thousands, except for per share data)
Adjusted income before tax	$499,372	$470,354	$29,018	6%
Adjusted net income	388,584	365,591	22,993	6
Adjusted diluted EPS	4.92	4.50	0.42	9
(1)    Loss ratio is calculated by dividing insurance claims and claim expenses by net premiums earned.
(2)    Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.
(3)    Combined ratio may not foot due to rounding.
(4)    Not meaningful
(5)    See “Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures,” below.
Revenues
Net premiums earned increased during the year ended December 31, 2025 primarily due to growth in our monthly IIF and direct monthly pay premium receipts, partially offset by the impact of ceded premiums under our third-party reinsurance transactions.

Net investment income increased during the year ended December 31, 2025 primarily due to growth in the size of our total invested asset base, as well as an increase in the book yield of our investment portfolio tied to the deployment of new cash flows and reinvestment of rolling maturities at incrementally higher rates.
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
Insurance claims and claim expenses increased during the year ended December 31, 2025 primarily due to an increase in the number of newly defaulted loans that emerged during the year and the establishment of initial reserves against such loans, as well as an increase in the average case reserve held against previously defaulted loans that aged in their delinquency status, partially offset by the release of a portion of the reserves we established for anticipated claims payments in prior periods in connection with cure activity and the ongoing analysis of recent loss development trends.
Underwriting and operating expenses increased marginally during the year ended December 31, 2025 primarily due to an increase in certain technology expenses and premium taxes, largely offset by a decrease in employee compensation costs, amortization and depreciation expenses, and certain contract and professional fees.
Service expenses represent third-party costs incurred by NMIS in connection with the services it provides. Changes in service expenses primarily reflect changes in NMIS' outsourced loan review volume. Amounts incurred as service expenses generally correspond with amounts recognized in other revenues in the same periods.
Interest expense primarily reflects the carrying costs of the 2024 Notes. Interest expense for the year ended December 31, 2024 includes $7.0 million of non-recurring costs related to the refinancing of the 2020 Notes and 2021 Revolving Credit Facility with the 2024 Notes and 2024 Revolving Credit Facility. For further information, see Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 5, Debt.”
Income tax expense increased during the year ended December 31, 2025 primarily due to the growth in our pre-tax income. As a U.S. taxpayer, we are subject to a U.S. federal corporate income tax rate of 21%. Our effective income tax rate on pre-tax income was 22.2% and 22.3% for the years ended December 31, 2025 and 2024, respectively. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11, Income Taxes.”

Net Income
Net income and adjusted net income increased during the year ended December 31, 2025 primarily due to the growth in our total revenues, partially offset by increases in our insurance claims and claim expenses and income tax expense. Adjusted net income for the year ended December 31, 2024 reflects a $7.0 million adjustment for non-recurring costs incurred in connection with the refinancing of the 2020 Notes and 2021 Revolving Credit Facility.
Diluted and adjusted diluted EPS increased during the year ended December 31, 2025 primarily due to the growth in our net income and adjusted net income, as well as a decline in the number of weighted average diluted shares outstanding tied to share repurchase activity.

The non-GAAP financial measures of adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the years ended December 31,		$ Change	% Change
	2025	2024	2025 vs. 2024
	($ In Thousands, except for per share data)
As reported
Income before income tax	$499,804	$463,411	$36,393	8%
Income tax expense	110,878	103,305	7,573	7
Net income	$388,926	$360,106	$28,820	8%

Adjustments
Net realized investment gains	(432)	(23)	(409)	NM (2)
Capital market transaction costs	—	6,966	(6,966)	NM (2)
Adjusted income before tax	$499,372	$470,354	$29,018	6%

Income tax (benefit) expense on adjustments (1)	(90)	1,458	(1,548)	(106)%
Adjusted net income	$388,584	$365,591	$22,993	6%

Weighted average diluted shares outstanding	79,038	81,273	(2,235)	(3)
Adjusted diluted EPS	$4.92	$4.50	$0.42	9%
(1)    Marginal tax impact of non-GAAP adjustments is calculated based on our statutory U.S. federal corporate income tax rate of 21%, except for those items that are not eligible for an income tax deduction.
(2)    Not meaningful.
Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures
We believe the use of the non-GAAP measures of adjusted income before tax, adjusted net income and adjusted diluted EPS enhance the comparability of our fundamental financial performance between periods, and provide relevant information to investors. These non-GAAP financial measures align with the way the company's business performance is evaluated by management. These measures are not prepared in accordance with GAAP and should not be viewed as alternatives to GAAP measures of performance. These measures have been presented to increase transparency and enhance the comparability of our fundamental operating trends across periods. Other companies may calculate these measures differently; their measures may not be comparable to those we calculate and present.
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
•Other infrequent, unusual or non-operating items. Items that are the result of unforeseen or uncommon events, and are not expected to recur with frequency in the future. Identification and exclusion of these items provides clarity about the impact special or rare occurrences may have on our current financial performance. Past adjustments under this category include infrequent, unusual or non-operating adjustments related to severance, restricted stock modification and other expenses incurred in connection with the CEO transition announced in 2021, effects of the release of the valuation allowance recorded against our net federal and certain state net deferred tax assets in 2016 and the re-measurement of our net deferred tax assets in connection with tax reform in 2017. We believe such items are infrequent or non-recurring in nature, and are not indicative of the performance of, or ongoing trends in, our primary operating activities or business.

Consolidated balance sheets	December 31, 2025	December 31, 2024	$ Change	% Change
	(In Thousands)
Total investment portfolio	$3,137,023	$2,723,541	$413,482	15%
Cash and cash equivalents	43,937	54,308	(10,371)	(19)
Premiums receivable, net	86,259	82,804	3,455	4
Deferred policy acquisition costs, net	64,372	64,327	45	—
Software and equipment, net	21,727	25,681	(3,954)	(15)
Reinsurance recoverable	38,577	32,260	6,317	20
Prepaid federal income taxes	400,258	322,175	78,083	24
Other assets	48,945	44,877	4,068	9
Total assets	$3,841,098	$3,349,973	$491,125	15%
Debt	$417,031	$415,146	$1,885	—%
Unearned premiums	46,660	65,217	(18,557)	(28)
Accounts payable and accrued expenses	101,595	103,164	(1,569)	(2)
Reserve for insurance claims and claim expenses	196,429	152,071	44,358	29
Deferred tax liability, net	478,890	386,192	92,698	24
Other liabilities	8,507	10,751	(2,244)	(21)
Total liabilities	1,249,112	1,132,541	116,571	10
Total shareholders' equity	2,591,986	2,217,432	374,554	17
Total liabilities and shareholders' equity	$3,841,098	$3,349,973	$491,125	15%
Total cash and investments increased at December 31, 2025 with the addition of incremental cash provided by operating activities and a decrease in the unrealized loss position of our fixed income portfolio primarily tied to changes in interest rates during the year ended December 31, 2025, partially offset by share repurchase activity during the period. Cash and investments at December 31, 2025 included $130.6 million held by NMIH.
Net premiums receivable represents premiums due on our mortgage insurance policies and may fluctuate based on changes in our monthly premium policies in force, where premiums are generally paid one month in arrears, and the pace of settlement of previously outstanding receivables.
Net deferred policy acquisition costs increased at December 31, 2025 due to the deferral of certain costs associated with the origination of new policies, largely offset by the recognition of previously deferred policy acquisition costs during the year ended December 31, 2025.
Net software and equipment decreased at December 31, 2025 due to the amortization of previously capitalized amounts, partially offset by the capitalization of certain software and equipment expenditures during the year ended December 31, 2025.
Reinsurance recoverable increased at December 31, 2025 as a result of an increase in ceded losses recoverable under our QSR Transactions tied to an increase in our gross reserve for insurance claims and claim expenses during the year ended

December 31, 2025, partially offset by the settlement of loss recoverable in conjunction with the termination and amendment of certain QSR transactions.
Prepaid federal income taxes increased at December 31, 2025 due to the purchase of $78.1 million of tax and loss bonds during the year ended December 31, 2025. For further information, see Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11, Income Taxes.”
Other assets increased at December 31, 2025 primarily due to an increase in accrued investment income and income taxes receivable, partially offset by a reduction in our ROU assets tied to the amortization of the operating lease for our corporate headquarters and the amortization of deferred debt issuance costs incurred in connection with the establishment of the 2024 Revolving Credit Facility during the year ended December 31, 2025.
Unearned premiums decreased at December 31, 2025 driven by the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies and the cancellations of other single premium policies, partially offset by single premium policy originations during the year ended December 31, 2025.
Accounts payable and accrued expenses decreased at December 31, 2025 primarily due to a reduction in accrued interest on the 2024 Notes, which is payable semi-annually beginning in February 2025, a decrease in taxes payable and the settlement of previously accrued compensation expenses, partially offset by an increase in reinsurance premiums payable during the year ended December 31, 2025.
Reserve for insurance claims and claim expenses increased at December 31, 2025 in connection with the establishment of initial reserves on newly defaulted loans, as well as an increase in the average case reserve held against previously defaulted loans that aged in their delinquency status during the year ended December 31, 2025. The increase in the reserves for insurance claims and claim expenses was partially offset by the release of a portion of the reserves we established for anticipated claims payments in prior periods (in connection with cure activity and ongoing analysis of recent loss development trends), as well as the payment of previously reserved claims during the year. See “Insurance Claims and Claim Expenses,” above for further details.
Net deferred tax liability increased at December 31, 2025 due to an increase in the claimed deductibility of our statutory contingency reserve, as well as a decrease in the aggregate unrealized loss position of our fixed income portfolio recorded in other comprehensive income during the year ended December 31, 2025. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 11, Income Taxes.”

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the years ended December 31,		$ Change	% Change
	2025	2024	2025 vs. 2024
Net cash provided by (used in):	(In Thousands)
Operating activities	$419,299	$393,604	$25,695	7%
Investing activities	(316,466)	(339,286)	22,820	(7)
Financing activities	(113,204)	(96,699)	(16,505)	17
Net decrease in cash and cash equivalents	$(10,371)	$(42,381)	$32,010	(76)%
Net cash provided by operating activities increased year-on-year primarily due to an increase in our net premium receipts, growth in our investment income and a reduction in the purchase of tax and loss bonds, partially offset by an increase in cash taxes paid, an increase in the interest payments made on the 2024 Notes and an increase in net claims paid during the year.
Cash used in investing activities for the years ended December 31, 2025 and 2024 reflects the purchase of fixed and short-term maturities with cash provided by operating activities, and the reinvestment of coupon payments, maturities, redemptions and sales proceeds within our investment portfolio.
Cash used in financing activities primarily relates to the repurchase of common stock and taxes paid on the net share settlement of equity awards for certain employees. Cash used in financing activities for the year ended December 31, 2024 further reflects the net impact of the issuance of the 2024 Notes and redemption of the 2020 Notes during the period.

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
As of December 31, 2025, NMIH had $130.6 million of cash, cash equivalents and investments. NMIH’s principal sources of net cash are dividends from its subsidiaries and investment income. NMIC paid a $98.4 million ordinary course dividend to NMIH on June 2, 2025, representing its full ordinary course dividend capacity payable under Wisconsin insurance laws for the twelve-month period ending December 31, 2025. NMIH also has access to $250 million of undrawn revolving credit capacity under the 2024 Revolving Credit Facility.
On July 31, 2023, our Board of Directors authorized a $200 million repurchase program (the 2023 Repurchase Program), effective through December 31, 2025. On February 5, 2025, our Board of Directors authorized a new $250 million repurchase program (the 2025 Repurchase Program), effective through December 31, 2027, and extended the effectiveness of the 2023 Repurchase Program through December 31, 2027 to align its remaining tenor with that of the 2025 Repurchase Program. The authorizations provide NMIH with the flexibility, based on market and business conditions, stock price and other factors, to repurchase stock, from time to time, through open market repurchases, privately negotiated transactions, or other means, including pursuant to Rule 10b5-1 trading plans.
During the year ended December 31, 2025, NMIH repurchased 2.8 million shares of common stock at a total cost of $104.2 million, excluding associated costs and applicable taxes. As of December 31, 2025, NMIH had $225.9 million of repurchase authority remaining.
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
Under the 2024 Revolving Credit Facility, NMIH is required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of December 31, 2025, the applicable commitment fee was 0.225%.
We are subject to certain covenants under the 2024 Revolving Credit Facility, including: a maximum debt-to-total capitalization ratio of 35%, a minimum consolidated net worth requirement (as defined therein), and a requirement to maintain compliance with the financial standards prescribed by the PMIERs (subject to any GSE approved waivers). We were in compliance with all covenants at December 31, 2025.
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and by the GSEs. Under Wisconsin insurance laws, NMIC and Re One may pay dividends up to specified levels (i.e., “ordinary” dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts, or “extraordinary” dividends, are subject to the Wisconsin OCI's prior approval. Under Wisconsin insurance laws, an ordinary dividend is defined as any payment or distribution that, together with other dividends and distributions made within the preceding twelve months, is less than the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the twelve-month period ending the preceding December 31. During the year ended December 31, 2025, NMIC paid a $98.4 million ordinary dividend to NMIH. NMIC has the capacity to pay aggregate ordinary dividends of $101.0 million to NMIH during the twelve-month period ending December 31, 2026.

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
Available assets reflect the financial resources of a mortgage insurer available to pay claims, and includes the most readily liquid assets held, such as cash, investments and other items as stipulated in the PMIERs. The credit provided for such assets is subject to adjustment based on several factors, including asset class, credit rating and portfolio concentration.
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
On August 21, 2024, the GSEs and FHFA updated PMIERs to revise the Available Asset credit mortgage insurers will receive for certain assets based on several factors, including asset class and credit rating. The updated PMIERs took effect on a phased basis on March 31, 2025 and will be fully implemented on September 30, 2026. We do not expect the updated PMIERs to have a material impact on our available assets and risk-based required assets, and we expect to remain in full compliance with the existing and updated PMIERs, as applicable, prior to, on and after September 30, 2026.
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
As of December 31, 2025, NMIC had a RTC ratio of 13.0:1 with $42.4 billion of primary RIF, net of reinsurance, and $3.3 billion of total statutory capital, including contingency reserves. Re One has no RIF remaining and no longer reports a RTC ratio.

NMIC’s principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At December 31, 2025, NMIC had $3.0 billion of cash and investments, including $15.0 million of cash and cash equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions, (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC’s cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended December 31, 2025, NMIC generated $414 million of cash flow from operations and received an additional $425 million of cash flow on the maturities, redemptions and sales of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC’s principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC’s only use of cash with the potential to develop along an unscheduled path is claims payments. Given the relatively small size of our current population of defaulted policies, the generally extended duration of the default-to-foreclosure-to-claim cycle, and the potential availability of forbearance, foreclosure moratorium and other borrower assistance programs (which serve to further extend the default-to-foreclosure-to-claim cycle timeline), we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.
We believe that we have sufficient liquidity available at both NMIH and NMIC to meet our operating cash and capital obligations over the next 12 months.
Debt and Financial Strength Ratings
NMIC’s financial strength is rated “A” by Fitch Ratings (Fitch), “A3” by Moody’s, and “A-” by S&P. NMIH’s 2024 Notes are rated “BBB” by Fitch and “Baa3” by Moody’s. The outlook for all ratings provided by Moody’s is positive and the outlook for all ratings provided by Fitch and S&P is stable.
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
Our investment portfolio is comprised entirely of fixed maturity instruments. As of December 31, 2025, the fair value of our investment portfolio was $3.1 billion and we held an additional $43.9 million of cash and cash equivalents. Pre-tax book yield on the investment portfolio for the year ended December 31, 2025 was 3.3%. Book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. The yield on our investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our holdings and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	December 31, 2025	December 31, 2024
Corporate debt securities	64%	67%
Municipal debt securities	19	23
U.S. treasury securities and obligations of U.S. government agencies	10	4
Cash, cash equivalents, and short-term investments	4	5
Asset-backed securities	2	1
U.S agency mortgage-backed securities	1	—
Total	100%	100%

Investment portfolio ratings at fair value (1)	December 31, 2025	December 31, 2024
AAA (2)	7%	8%
AA (3)	37	35
A (3)	48	46
BBB (3)	8	11
BB (4)	—	—
Total	100%	100%
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

Investment Securities - Allowance for credit losses
We did not recognize an allowance for credit loss for any security in the investment portfolio as of December 31, 2025 or 2024, and we did not record any provision for credit loss for investment securities during the years ended December 31, 2025, 2024 or 2023.
As of December 31, 2025, the investment portfolio had gross unrealized losses of $86.3 million, of which $84.3 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2024, the investment portfolio had gross unrealized losses of $158.6 million, of which $150.8 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer.
We evaluated the securities in an unrealized loss position as of December 31, 2025, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our assessment of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of December 31, 2025 are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the unrealized losses on securities held as of December 31, 2025 were primarily driven by fluctuations in interest rates, and to a lesser extent, movements in credit spreads following the purchase of those securities.

Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. Our holding company files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries.
Our effective income tax rate on pre-tax income was 22.2%, 22.3% and 22.0% for the years ended December 31, 2025, 2024 and 2023, respectively. Our effective income tax rate may vary from the statutory tax rate in a given period due to the inclusions and exclusions of income and deductions for tax purposes. Inclusions of tax deductions may include tax benefits from excess share-based compensation for vested RSUs and exercised stock options.
At December 31, 2025, we had a federal net operating loss carryforward of $0.7 million, which expires in varying amounts in 2030 and 2031, and state net operating loss carryforwards of $133.1 million, which begin to expire in varying amounts in 2032. Our ability to utilize our remaining federal net operating loss carryforward is restricted by Section 382 of the Internal Revenue Code (IRC), which imposes annual utilization limitations in the event of an “ownership change.” As a result of the acquisition of our insurance subsidiaries in 2012, $7.3 million of federal net operating losses were subject to annual utilization limitations of $0.8 million through 2016, $0.5 million in 2017 and $0.3 million, thereafter through 2028. Our remaining federal net operating loss carryforward balance is a result of this limitation.
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under Section 832(e) of the IRC, and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction. As of December 31, 2025, we held $400.3 million of tax and loss bonds in “Prepaid Federal Income Taxes” on our consolidated balance sheets.
We record a valuation allowance against the state net operating losses generated by NMIH as NMIH has historically operated at a loss, and we do not expect to utilize such net deferred tax assets in the future. We continue to evaluate the realizability of our state net deferred tax asset position, and our examination of results through December 31, 2025 and review of future expectations support the continued application of a valuation allowance against such state net deferred tax assets.
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

Insurance Premium Revenue Recognition
Premiums for primary mortgage insurance policies may be paid on a single, monthly or annual premium basis, with such election and payment type fixed at policy inception. Premiums written at origination for single premium policies are initially deferred as unearned premiums and amortized into earnings over the estimated policy life in accordance with the anticipated expiration of risk, which is derived on an individual policy basis primarily from the term, original LTV and interest rate of the underlying insured mortgage. Monthly premiums are recognized as revenue in the month billed and when coverage is effective. Annual premiums are initially deferred and earned on a straight-line basis over the year of coverage. Upon cancellation of a policy, all remaining non-refundable deferred and unearned premium is immediately earned, and any refundable deferred and unearned premium is returned to the policyholder and recorded as a reduction to written premium and unearned premium reserve in the period paid.
Reserve for Insurance Claims and Claim Expenses
We establish reserves for claims based on our best estimate of the ultimate claim costs for defaulted loans. A loan is considered to be in “default” as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as IBNR reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. Claim expense reserves are either allocated (i.e., associated with a specific claim) or unallocated (i.e., not associated with a specific claim).
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
It is possible that a relatively small change in our estimates of claim frequency or claim severity could have a material impact on our reserve position and our consolidated results of operations, even in a stable macroeconomic environment. At December 31, 2025, assuming all other estimates remain constant, a one percentage point increase/decrease in our average claim frequency factor would have caused approximately a +/- $6.3 million change in our reserve position and a one percentage point increase/decrease in our average claim severity factor would have caused approximately a +/- $1.8 million change in our reserve position.

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
The carrying value of our investment portfolio as of December 31, 2025 and 2024 was $3.1 billion and $2.7 billion, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of December 31, 2025, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.66 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.66% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 3.68 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.68% in fair value of our fixed income portfolio.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of NMI Holdings, Inc.
NMI Holdings, Inc.
Emeryville, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NMI Holdings, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the accompanying index appearing under Part IV, Item 15 – Exhibits and Financial Statement Schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 12, 2026, expressed an unqualified opinion thereon.
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
Reserve for Insurance Claims and Claim Expenses
As described in Note 7 to the consolidated financial statements, the Company’s consolidated reserve for insurance claims and claim expenses balance was $196.4 million at December 31, 2025. As described in Note 2 to the consolidated financial statements, the establishment of the insurance claims and claim expenses reserve is subject to inherent uncertainty and requires significant judgment by management. The insurance claims reserve is established by estimating: (i) claim frequency which is the number of loans in default expected to result in a claim payment and (ii) claim severity which is the amount of the claim payment expected to be paid on each loan in default. The claim frequency and claim severity are determined based on historical experience regarding certain loan factors and are also strongly influenced by current and expected economic conditions including the housing market.

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
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of certain internal controls related to the Company’s valuation of reserve for insurance claims, including automated application controls over the source data utilized in the development of significant assumptions.
•Testing a sample of the underlying loans and claims data used in management’s insurance claims reserve calculations, which supported estimates of claim frequency and claim severity, by agreeing key characteristics, of the underlying loans and claims data to source documents and data provided by third party loan servicers.
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
San Francisco, California
February 12, 2026

NMI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $3,190,174 and $2,876,343)	$3,137,023	$2,723,541
Cash and cash equivalents (including restricted cash of $0 and $90)	43,937	54,308
Premiums receivable, net	86,259	82,804
Accrued investment income	27,253	22,386
Deferred policy acquisition costs, net	64,372	64,327
Software and equipment, net	21,727	25,681
Intangible assets and goodwill	3,634	3,634
Reinsurance recoverable	38,577	32,260
Prepaid federal income taxes	400,258	322,175
Other assets	18,058	18,857
Total assets	$3,841,098	$3,349,973

Liabilities
Debt	$417,031	$415,146
Unearned premiums	46,660	65,217
Accounts payable and accrued expenses	101,595	103,164
Reserve for insurance claims and claim expenses	196,429	152,071
Deferred tax liability, net	478,890	386,192
Other liabilities	8,507	10,751
Total liabilities	1,249,112	1,132,541
Commitments and contingencies (see Note 15)

Shareholders' equity
Common stock - $0.01 par value; 88,371,465 shares issued and 76,285,242 shares outstanding as of December 31, 2025 and 87,902,626 shares issued and 78,600,726 shares outstanding as of December 31, 2024 (250,000,000 shares authorized)	884	879
Additional paid-in capital	1,016,772	1,004,692
Treasury stock, at cost: 12,086,223 and 9,301,900 common shares as of December 31, 2025 and December 31, 2024, respectively	(351,772)	(246,594)
Accumulated other comprehensive loss, net of tax	(46,083)	(124,804)
Retained earnings	1,972,185	1,583,259
Total shareholders' equity	2,591,986	2,217,432
Total liabilities and shareholders' equity	$3,841,098	$3,349,973

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended December 31,
	2025	2024	2023
	(In Thousands, except for per share data)
Revenues
Net premiums earned	$602,212	$564,688	$510,768
Net investment income	102,937	85,316	67,512
Net realized investment gains (losses)	432	23	(33)
Other revenues	859	944	756
Total revenues	706,440	650,971	579,003
Expenses
Insurance claims and claim expenses	57,649	31,544	22,618
Underwriting and operating expenses	119,908	118,397	110,699
Service expenses	601	723	771
Interest expense	28,478	36,896	32,212
Total expenses	206,636	187,560	166,300

Income before income taxes	499,804	463,411	412,703
Income tax expense	110,878	103,305	90,593
Net income	$388,926	$360,106	$322,110

Earnings per share
Basic	$5.01	$4.51	$3.91
Diluted	$4.92	$4.43	$3.84

Weighted average common shares outstanding
Basic	77,626	79,844	82,407
Diluted	79,038	81,273	83,854

Net income	$388,926	$360,106	$322,110
Other comprehensive income, net of tax:
Unrealized gains in accumulated other comprehensive loss, net of tax expense of $20,995, $3,921 and $17,113 for each of the years in the three-year period ended December 31, 2025, respectively	78,983	15,113	64,380
Reclassification adjustment for realized (gains) losses included in net income, net of tax expense (benefit) of $69, $0 and $(7) for each of the years in the three-years ended December 31, 2025, respectively	(262)	—	26
Other comprehensive income, net of tax	78,721	15,113	64,406
Comprehensive income	$467,647	$375,219	$386,516

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2022	83,550	$865	$972,717	$(56,575)	$(204,323)	$901,043	$1,613,727
Common stock: shares issued under stock plans, net of shares withheld for employee taxes	861	8	1,185	—	—	—	1,193
Repurchase of common stock	(3,530)	—	—	(92,346)	—	—	(92,346)
Share-based compensation expense	—	—	16,914	—	—	—	16,914
Change in unrealized investment gains/losses, net of tax expense of $17,120	—	—	—	—	64,406	—	64,406
Net income	—	—	—	—	—	322,110	322,110
Balances, December 31, 2023	80,881	$873	$990,816	$(148,921)	$(139,917)	$1,223,153	$1,926,004
Common stock: shares issued under stock plans, net of shares withheld for employee taxes	569	6	(5,935)	—	—	—	(5,929)
Repurchase of common stock	(2,849)	—	—	(97,673)	—	—	(97,673)
Share-based compensation expense	—	—	19,811	—	—	—	19,811
Change in unrealized investment gains/losses, net of tax expense of $3,921	—	—	—	—	15,113	—	15,113
Net income	—	—	—	—	—	360,106	360,106
Balances, December 31, 2024	78,601	$879	$1,004,692	$(246,594)	$(124,804)	$1,583,259	$2,217,432
Common stock: shares issued under stock plans, net of shares withheld for employee taxes	468	5	(8,110)	—	—	—	(8,105)
Repurchase of common stock	(2,784)	—	—	(105,178)	—	—	(105,178)
Share-based compensation expense	—	—	20,190	—	—	—	20,190
Change in unrealized investment gains/losses, net of tax expense of $20,926	—	—	—	—	78,721	—	78,721
Net income	—	—	—	—	—	388,926	388,926
Balances, December 31, 2025	76,285	$884	$1,016,772	$(351,772)	$(46,083)	$1,972,185	$2,591,986

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2025	2024	2023
Cash flows from operating activities	(In Thousands)
Net income	$388,926	$360,106	$322,110
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(432)	(23)	33
Depreciation and amortization	11,260	11,936	11,541
Net (accretion)/amortization of (discount)/premium on investment securities	(4,089)	(1,078)	481
Loss on extinguishment of debt	—	6,966	—
Amortization of debt discount and debt issuance costs	2,415	2,214	1,961
Deferred income taxes	71,772	80,698	90,593
Share-based compensation expense	20,190	19,811	16,914
Changes in operating assets and liabilities:
Premiums receivable, net	(3,455)	(6,348)	(6,776)
Accrued investment income	(4,867)	(2,601)	(5,641)
Deferred policy acquisition costs, net	(45)	(1,422)	(4,341)
Reinsurance recoverable	(6,316)	(4,746)	(5,927)
Prepaid federal income taxes	(78,083)	(86,889)	(80,877)
Other assets	(1,475)	(1,833)	(316)
Unearned premiums	(18,557)	(27,078)	(30,740)
Reserve for insurance claims and claim expenses	44,358	28,097	24,138
Reinsurance balances, net	(131)	(658)	(859)
Accounts payable and accrued expenses	(2,172)	16,452	10,389
Net cash provided by operating activities	419,299	393,604	342,683
Cash flows from investing activities
Purchase of short-term investments	(174,730)	(169,963)	(166,224)
Purchase of fixed-maturity investments, available-for-sale	(724,314)	(481,731)	(488,562)
Proceeds from maturities of short-term investments	173,672	114,072	320,545
Proceeds from maturities and redemptions of fixed-maturity investments, available-for-sale	285,380	205,241	143,613
Proceeds from sales of fixed-maturity investments, available-for-sale	130,307	—	—
Additions to software and equipment	(6,781)	(6,905)	(9,372)
Net cash used in investing activities	(316,466)	(339,286)	(200,000)
Cash flows from financing activities
Proceeds from issuance of common stock related to employee equity plans	2,875	4,290	10,549
Taxes paid related to net share settlement of equity awards	(10,980)	(10,219)	(9,356)
Proceeds from senior unsecured notes	—	419,705	—
Repayments of senior secured notes	—	(405,080)	—
Payments of debt issuance costs	—	(7,785)	—
Repurchases of common stock	(105,099)	(97,610)	(91,613)
Net cash used in financing activities	(113,204)	(96,699)	(90,420)

Net (decrease) increase in cash, cash equivalents and restricted cash	(10,371)	(42,381)	52,263
Cash, cash equivalents and restricted cash, beginning of period	54,308	96,689	44,426
Cash, cash equivalents and restricted cash, end of period	$43,937	$54,308	$96,689

Supplemental disclosures of cash flow information
Interest paid	$31,450	$14,013	$29,500
Income taxes paid	42,362	20,027	20

See accompanying notes to consolidated financial statements.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

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
Concentrations
For the years ended December 31, 2025, 2024 and 2023, no customer accounted for more than 10% of our consolidated revenues. At December 31, 2025, 2024 and 2023 approximately 10% of our total risk-in-force (RIF) was concentrated in California.
Reserves for Insurance Claims and Claim Expenses
We establish reserves for claims based on our best estimate of the ultimate claim costs for defaulted loans. A loan is considered to be in “default” as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. Claim expense reserves are either allocated (i.e., associated with a specific claim) or unallocated (i.e., not associated with a specific claim).
The establishment of claims and claim expense reserves is subject to inherent uncertainty and requires significant judgment by management. Reserves are established by estimating the number of loans in default that will result in a claim

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
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

Purchases and sales of investments are recorded on a trade date basis. Net investment income is recognized when earned, and includes interest and dividend income together with amortization of market premiums and discounts using the effective yield method, and is net of investment management fees and other investment-related expenses. For asset-backed securities, mortgage-backed securities, and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to changes in effective yields and prepayment assumptions are recognized on a prospective basis. Realized gains and losses are computed using the specific identification method.
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
For securities in an unrealized loss position where a sale is not intended or likely to be required, we further assess if the decline in fair value below amortized cost is driven by a credit-related impairment, considering several items including, but not limited to:
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
We have elected to present accrued interest receivable separately from available-for-sale securities on our consolidated balance sheets. Accrued interest receivable was $27.3 million and $22.4 million as of December 31, 2025 and 2024, respectively, and is included in “Accrued Investment Income.” We have elected not to measure an allowance for credit losses for accrued interest receivable on available-for-sale securities. Accrued interest for available-for-sale securities is written off against interest income when the receivable has aged 90 days past due. We did not write off any accrued interest receivable during the years ended December 31, 2025, 2024 or 2023.
We consider items such as U.S. Treasury Bills and commercial paper with original maturities of 12 months or less to be short-term investments.
Deferred Policy Acquisition Costs (DAC)
Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of certain selling expenses and other policy issuance and underwriting expenses, are initially deferred and reported as DAC. DAC is reviewed periodically to determine that it does not exceed recoverable amounts. DAC is amortized to expense in proportion to estimated gross profits over the life of the associated policies. We revise the rate of amortization to reflect actual experience and any changes to persistency or loss development. Total amortization of DAC for the years ended December 31, 2025, 2024 and 2023, net of a portion of the ceding commissions earned under our quota share reinsurance agreements (see “Reinsurance”, below), was $7.7 million, $7.1 million and $3.6 million, respectively.
Premium Deficiency Reserves
We consider whether a premium deficiency exists and a premium deficiency reserve is required at each fiscal quarter using best estimate assumptions as of the testing date. A premium deficiency reserve is established if the net present value of expected future claim costs, claim adjustment expenses, policyholder dividends, unamortized acquisition costs and maintenance costs exceeds the net present value of expected future premiums, anticipated investment income and existing reserves for a specified group of policies. We have determined that no premium deficiency reserves were necessary for any of the years in the three-year period ended December 31, 2025.
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
NMIC entered into quota share reinsurance treaties effective January 1, 2018 (the 2018 QSR Transaction), April 1, 2020 (the 2020 QSR Transaction), January 1, 2021 (the 2021 QSR Transaction), October 1, 2021 (the 2022 QSR Transaction), July 1, 2022 (the 2022 Seasoned QSR Transaction), January 1, 2023 (the 2023 QSR Transaction), January 1, 2024 (the 2024 QSR Transaction), and January 1, 2025 (the 2025 QSR Transaction), which we refer to collectively as the QSR Transactions.
We earn profit and ceding commissions in connection with the QSR Transactions. Profit commissions represent a percentage of the profits recognized by reinsurers that are returned to us, based on the level of claims and claim expenses that we cede. Ceded claims and claim expenses reduce the profit commission due to NMIC under each respective QSR Transaction on a dollar-for-dollar basis. We recognize any profit commissions we earn as a decrease to ceded earned premiums. Ceding commissions are calculated as a percentage of ceded earned premiums and are intended to cover our costs of acquiring and servicing direct policies. We recognize any ceding commissions generated under the QSR Transactions in a manner consistent with our recognition of earnings on the underlying reinsured policies. We account for ceding commissions earned as a reduction to underwriting and operating expenses.
Under the QSR Transactions, we cede a portion of claims and claim expenses and reserves to our reinsurers, and account for such ceded reserves as “Reinsurance Recoverables” on the consolidated balance sheets and such ceded expenses as reductions to claims and claim expenses on the consolidated statements of operations. We remain directly liable for all claim payments if we are unable to collect the recoverables due from our reinsurers and, as such, we actively monitor and manage our counterparty credit exposure to our reinsurance providers. We establish an allowance for expected credit loss against our reinsurance recoverables if we do not expect to recover amounts due from one or more of our reinsurance counterparties, and report our reinsurance recoverables net of such allowance, if any. We actively monitor the counterparty credit profiles of our reinsurers and each is required to partially collateralize its obligations under the terms of our QSR Transactions. The allowance for credit loss established with respect to our reinsurance recoverables was deemed immaterial as of December 31, 2025 and 2024.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
Variable Interest Entities
NMIC is a party to excess-of-loss reinsurance agreements with Oaktown Re VI Ltd., and Oaktown Re VII Ltd. (special purpose reinsurance entities collectively referred to as the Oaktown Re Vehicles) effective April 27, 2021 and October 26, 2021, respectively. At inception of the respective reinsurance agreements, we determined that Oaktown Re VI Ltd. and Oaktown Re VII Ltd. were variable interest entities (VIEs), because they did not have sufficient equity at risk to finance their respective activities. We evaluated the VIEs at inception to determine whether NMIC was the primary beneficiary under each deal and, if so, whether we were required to consolidate the assets and liabilities of each VIE. The primary beneficiary of a VIE is an enterprise that (1) has the power to direct the activities of the VIE, which most significantly impact its economic performance and (2) has significant economic exposure to the VIE, i.e., the obligation to absorb losses or receive benefits that could potentially be significant. The determination of whether an entity is the primary beneficiary of a VIE is complex and requires management judgment regarding determinative factors, including the expected results of the VIE and how those results are absorbed by beneficial interest holders, as well as which party has the power to direct activities that most significantly impact the performance of the VIE. We concluded that we are not the primary beneficiary of each VIE and, as such, we do not consolidate them in our consolidated financial statements.
See Note 6, “Reinsurance” for further discussion of the reinsurance arrangements.
Income Taxes
We account for income taxes using the liability method. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that would result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statements of operations.
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

Share-Based Compensation
We account for stock compensation awards using grant date fair value and recognize the associated compensation expense over the requisite service or performance period of the award. Share-based compensation includes restricted stock units (RSUs). We use the simplified method to estimate expected option term during the period as sufficient historical exercise data is not available. RSU grants may contain a service condition, or performance and service conditions. RSU grants are valued at our stock price on the date of grant less the present value of anticipated dividends, and we recognize their fair value as compensation expense over their requisite service or performance and service periods. We account for stock option and RSU forfeitures as they occur. Share-based compensation is recorded in “Underwriting and Operating Expenses” on the consolidated statements of operations and comprehensive income.
Earnings Per Share (EPS)
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and common share equivalents that would be issuable upon the vesting of existing service-based and performance and service-based RSUs, and exercise of vested and unvested stock options. Common share equivalents are excluded from EPS computations in the periods in which they have an anti-dilutive effect.
Share Repurchases
Common stock repurchases are recorded at cost and presented as “Treasury Stock” on the consolidated balance sheets and statements of changes in shareholders’ equity. At the date of repurchase, shareholders’ equity is reduced by the aggregate repurchase price plus commissions, applicable taxes and other expenses that arise from the repurchase transaction.
Cash and Cash Equivalents
We consider items such as U.S. Treasury Bills, certificates of deposit and money market funds with original maturities when purchased of 90 days or less to be cash equivalents.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
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
Business Combinations, Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired from a business combination. We test goodwill for impairment annually or more frequently if we believe indicators of impairment exist. We have not identified any impairments of goodwill through December 31, 2025.
Our intangible assets consist of state licenses and Fannie Mae and Freddie Mac (collectively, the GSEs) applications which have indefinite lives. We test indefinite-lived intangible assets for impairment annually or more frequently if we believe indicators of impairment exist. We have not identified any impairments of indefinite-lived intangible assets through December 31, 2025.
Premiums Receivable
Premiums receivable consists of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the associated receivable is written off against earned premium and the related insurance policy is canceled. We recognize an allowance for credit losses for premiums receivable based on credit losses expected to arise over the life of the receivable. Due to the nature of our insurance policies (a necessary precondition for access to mortgage credit for covered borrowers) and the short duration of the related receivables, we do not typically experience credit losses against our premium receivables and the allowance for credit loss established on premium receivables was deemed immaterial at December 31, 2025 and 2024.
Premiums receivable may be written off prior to 120 days in the ordinary course of business for non-credit events including, but not limited to, the modification or refinancing of an underlying insured loan. We established a $1.4 million and $2.2 million reserve for premium write-offs at December 31, 2025 and 2024, respectively.
Other Revenues
Other revenues represent underwriting fee revenue from our subsidiary, NMIS, which provides outsourced loan review services to mortgage loan originators. NMIS fees are earned and recognized as services are provided, with cash payments typically received one month after billing.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
Recent Accounting Pronouncements – Adopted
On January 1 2025, we adopted ASU 2023-09, Income Taxes (Topic 740) on a retrospective basis. The update enhances the disclosure requirements related to tax rate reconciliations and income taxes paid and did not have any effect on our consolidated statement of operations and comprehensive income or consolidated balance sheets. See Note 11, “Income Taxes” for more information.
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
In December 2025, the FASB issued ASU 2025-11, Improving Interim Reporting Guidance (Topic 270). The update establishes a principle that requires entities to disclose material events that have occurred since the end of the last annual reporting period and further clarifies interim disclosure requirements. The standard will take effect for all public business entities for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact the adoption of this ASU will have, if any, on our consolidated financial statements.
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
    Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2025	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$306,168	$2,544	$(1,684)	$307,028
Municipal debt securities	635,396	3,052	(26,879)	611,569
Corporate debt securities	2,047,122	27,504	(55,015)	2,019,611
Asset-backed securities	72,774	—	(2,649)	70,125
U.S. agency mortgage-backed securities (1)	42,109	10	(48)	42,071
Total bonds	3,103,569	33,110	(86,275)	3,050,404
Short-term investments	86,605	15	(1)	86,619
Total investments	$3,190,174	$33,125	$(86,276)	$3,137,023
(1)    100% of our U.S. agency mortgage-backed securities are guaranteed by Ginnie Mae which has the full faith and credit of the U.S. federal government.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2024	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$115,342	$1,207	$(489)	$116,060
Municipal debt securities	684,523	589	(49,867)	635,245
Corporate debt securities	1,949,800	3,981	(106,141)	1,847,640
Asset-backed securities	44,104	1	(2,125)	41,980
Total bonds	2,793,769	5,778	(158,622)	2,640,925
Short-term investments	82,574	42	—	82,616
Total investments	$2,876,343	$5,820	$(158,622)	$2,723,541
We did not own any mortgage-backed securities in our portfolio at December 31, 2024.
The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Financial	39%	40%
Consumer	28	26
Utilities	11	11
Industrial	9	9
Technology	6	7
Communications	6	7
Basic Materials	1	—
Total	100%	100%
As of December 31, 2025 and 2024, approximately $5.4 million and $5.3 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair value of available-for-sale securities as of December 31, 2025 and 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed securities and U.S. agency mortgage-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

As of December 31, 2025	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$292,846	$292,232
Due after one through five years	1,713,613	1,672,123
Due after five through ten years	1,062,039	1,053,628
Due after ten years	6,793	6,844
Asset-backed securities	72,774	70,125
U.S. agency mortgage-backed securities	42,109	42,071
Total investments	$3,190,174	$3,137,023

As of December 31, 2024	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$261,492	$260,132
Due after one through five years	1,549,468	1,479,220
Due after five through ten years	995,717	916,885
Due after ten years	25,562	25,324
Asset-backed securities	44,104	41,980
Total investments	$2,876,343	$2,723,541
Aging of Unrealized Losses
    As of December 31, 2025, the investment portfolio had gross unrealized losses of $86.3 million, of which $84.3 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2024, the investment portfolio had gross unrealized losses of $158.6 million, of which $150.8 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2025		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	11	$204,062	$(1,673)	5	$1,993	$(11)	16	$206,055	$(1,684)
Municipal debt securities	—	—	—	215	477,095	(26,879)	215	477,095	(26,879)
Corporate debt securities	13	43,546	(209)	159	836,050	(54,806)	172	879,596	(55,015)
Asset-backed securities	7	33,836	(53)	16	36,289	(2,596)	23	70,125	(2,649)
U.S. agency mortgage-backed securities	2	27,109	(48)	—	—	—	2	27,109	(48)
Short-term investments	1	24,778	(1)	—	—	—	1	24,778	(1)
Total	34	$333,331	$(1,984)	395	$1,351,427	$(84,292)	429	$1,684,758	$(86,276)

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2024		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	4	$8,002	$(98)	9	$11,510	$(391)	13	$19,512	$(489)
Municipal debt securities	25	110,648	(1,928)	220	471,770	(47,939)	245	582,418	(49,867)
Corporate debt securities	68	366,113	(5,822)	226	1,053,862	(100,319)	294	1,419,975	(106,141)
Asset-backed securities	—	—	—	19	41,559	(2,125)	19	41,559	(2,125)
Short-term investments	1	1,551	*	—	—	—	1	1,551	*
Total	98	$486,314	$(7,848)	474	$1,578,701	$(150,774)	572	$2,065,015	$(158,622)
*    Amounts not identifiable due to rounding.
Allowance for Credit Losses
As of December 31, 2025 and 2024, we did not recognize an allowance for credit loss for any security in the investment portfolio and we did not record any provision for credit loss for investment securities during the years ended December 31, 2025, 2024 or 2023.
We evaluated the securities in an unrealized loss position as of December 31, 2025, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our assessment of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of December 31, 2025 are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the unrealized losses on securities held as of December 31, 2025 were primarily driven by fluctuations in interest rates, and to a lesser extent, movements in credit spreads following the purchase of those securities.
Net Investment Income
The following table presents the components of net investment income:

	For the years ended December 31,
	2025	2024	2023
	(In Thousands)
Investment income (1)	$104,248	$86,407	$68,214
Investment expenses	(1,311)	(1,091)	(702)
Net investment income	$102,937	$85,316	$67,512
(1)    Includes interest income recognized on cash and cash equivalents of $3.9 million, $5.0 million, and $2.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table presents the components of net realized investment gains (losses):

	For the years ended December 31,
	2025	2024	2023
	(In Thousands)
Gross realized investment gains	$1,654	$33	$—
Gross realized investment losses	(1,222)	(10)	(33)
Net realized investment gains (losses)	$432	$23	$(33)

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
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
Assets Classified as Level 1 and Level 2
To determine the fair value of securities available-for-sale in Level 1 and Level 2 of the fair value hierarchy, independent pricing sources have been utilized. One price is provided per security based on observable market data. To ensure securities are appropriately classified in the fair value hierarchy, we review the pricing techniques and methodologies of the independent pricing sources and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. A variety of inputs are utilized by the independent pricing sources including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including data published in market research publications. Inputs may be weighted differently for any security, and not all inputs are used for each security evaluation. Market indicators, industry and economic events are also considered. This information is evaluated using a multidimensional pricing model. Quality controls are performed by the independent pricing sources throughout this process, which include reviewing tolerance reports, trading information and data changes, and directional moves compared to market moves. This model combines all inputs to arrive at a value assigned to each security. We have not made any adjustments to the prices obtained from the independent pricing sources.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

The following tables present our financial instruments that are measured at fair value on a recurring basis by hierarchy level:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2025	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$307,028	$—	$—	$307,028
Municipal debt securities	—	611,569	—	611,569
Corporate debt securities	—	2,019,611	—	2,019,611
Asset-backed securities	—	70,125	—	70,125
U.S. agency mortgage-backed securities	—	42,071	—	42,071
Cash, cash equivalents and short-term investments	130,556	—	—	130,556
Total assets	$437,584	$2,743,376	$—	$3,180,960

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2024	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$116,060	$—	$—	$116,060
Municipal debt securities	—	635,245	—	635,245
Corporate debt securities	—	1,847,640	—	1,847,640
Asset-backed securities	—	41,980	—	41,980
Cash, cash equivalents and short-term investments	136,924	—	—	136,924
Total assets	$252,984	$2,524,865	$—	$2,777,849
There were no transfers between Level 2 and Level 3 of the fair value hierarchy during the years ended December 31, 2025 or 2024.
Financial Instruments Not Measured at Fair Value
On May 21, 2024, we issued $425 million aggregate principal amount of senior unsecured notes that mature on August 15, 2029 (the 2024 Notes). Proceeds from the 2024 Notes offering were primarily used to repay our then-outstanding $400 million senior secured notes (the 2020 Notes). At December 31, 2025, the 2024 Notes were carried at an amortized cost of $417.0 million, net of unamortized debt issuance costs and an original issue discount totaling $8.0 million, and had a fair value of $441.3 million as assessed under our Level 2 hierarchy. At December 31, 2024 the 2024 Notes were carried at an amortized cost of $415.1 million, net of unamortized debt issuance costs and an original issue discount totaling $9.9 million, and had a fair value of $429.6 million.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
5. Debt
Senior Unsecured Notes
At December 31, 2025, we had $425 million aggregate principal amount of senior unsecured notes outstanding. The 2024 Notes were issued pursuant to an indenture, dated May 21, 2024, and bear interest at a rate of 6.00%, payable semi-annually on February 15 and August 15.
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
In connection with the 2024 Notes offering, we recorded capitalized debt issuance costs and an original issue discount of $10.9 million. Such amount will be amortized over the contractual life of the 2024 Notes using the effective interest method and included in interest expense. The effective interest rate on the 2024 Notes is 6.583%. At December 31, 2025 and 2024, $8.0 million and $9.9 million, respectively, of unamortized debt issuance costs and original issue discount remained.
At December 31, 2025 and 2024, $9.6 million and $15.6 million, respectively, of accrued and unpaid interest on the 2024 Notes was included in “Accounts Payable and Accrued Expenses” on our consolidated balance sheets.
During the twelve months ended December 31, 2024, we recorded a $6.8 million loss related to the redemption of the 2020 Notes in “Interest Expense” on our consolidated statements of operations and comprehensive income.
Revolving Credit Facility
On April 29, 2024, we entered into a new $250 million five-year unsecured revolving credit facility (the 2024 Revolving Credit Facility) to replace our then-outstanding $250 million four-year secured revolving credit facility (the 2021 Revolving Credit Facility). The 2024 Revolving Credit Facility matures on May 21, 2029. Borrowings under the 2024 Revolving Credit Facility may be used for general corporate purposes, including to support growth, new business production and operations, and accrue interest at a variable rate equal to, at our discretion, (i) a Base Rate (as defined in the 2024 Revolving Credit Facility) subject to a floor of 1.00% per annum plus a margin of 0.375% to 1.875% per annum, or (ii) the Adjusted Term Secured Overnight Financing Rate (as defined in the 2024 Revolving Credit Facility) plus a margin of 1.375% to 2.875% per annum, with the margin in each of (i) or (ii) based on our applicable corporate credit rating at the time. As of December 31, 2025 and 2024, no amounts were drawn under the 2024 Revolving Credit Facility.
Under the 2024 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of December 31, 2025, the applicable commitment fee was 0.225%. For the years ended December 31, 2025, 2024 and 2023, we recorded $0.6 million, $0.6 million and $0.8 million, respectively, of commitment fees in interest expense under the 2024 or 2021 Revolving Credit Facilities.
We incurred debt issuance costs of $2.1 million in connection with the 2024 Revolving Credit Facility and had $0.6 million of unamortized debt issuance costs associated with the 2021 Revolving Credit Facility remaining at the time of its replacement. Combined unamortized debt issuance costs are amortized through interest expense on a straight-line basis over the contractual life of the 2024 Revolving Credit Facility. At December 31, 2025 and 2024, remaining unamortized deferred debt issuance costs of $1.8 million and $2.3 million, respectively, were recorded in “Other Assets” on our consolidated balance sheets.
Under the 2024 Revolving Credit Facility we are subject to certain covenants, including a maximum debt-to-total capitalization ratio of 35%, a minimum consolidated net worth requirement (as defined therein), and a requirement to maintain compliance with the financial standards prescribed by the private mortgage insurer eligibility requirements (PMIERs). We were in compliance with all covenants at December 31, 2025.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the years ended December 31,
	2025	2024	2023
	(In Thousands)
Net premiums written
Direct	$718,930	$672,708	$619,670
Ceded (1)	(135,210)	(134,755)	(139,130)
Net premiums written	$583,720	$537,953	$480,540

Net premiums earned
Direct	$737,487	$699,787	$650,411
Ceded (1)	(135,275)	(135,099)	(139,643)
Net premiums earned	$602,212	$564,688	$510,768
(1)    Net of profit commission.
Quota Share Reinsurance
NMIC is party to eight quota share reinsurance treaties – the 2018 QSR Transaction, effective January 1, 2018, the 2020 QSR Transaction, effective April 1, 2020, the 2021 QSR Transaction, effective January 1, 2021, the 2022 QSR Transaction, effective October 1, 2021, the 2022 Seasoned QSR Transaction, effective July 1, 2022, the 2023 QSR Transaction, effective January 1, 2023, the 2024 QSR Transaction, effective January 1, 2024, and the 2025 QSR Transaction, effective January 1, 2025 – which we refer to collectively as the QSR Transactions.
Under each of the QSR Transactions, NMIC cedes a proportional share of its risk on eligible policies to panels of third-party reinsurance providers in exchange for reimbursement of ceded claims and claim expenses on covered policies, a ceding commission and a profit commission (up to a contractually-defined maximum) that varies directly and inversely with ceded claims.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
The following table presents the inception date, covered production period, contractual and optional termination dates, current cession rate, ceding commission and profit commission for each outstanding QSR Transaction. Current amounts are presented as of December 31, 2025.

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
(4)    NMIC also holds a clean-up call that provides for termination of the agreement at its election at any time on or after the date that the risk on remaining covered policies falls to 10% or less of the risk on covered policies at December 31, 2025.
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
Effective January 1, 2026, NMIC amended the terms of the 2018 QSR Transaction, 2020 QSR Transaction, 2022 QSR Transaction, 2023 QSR Transaction and 2022 Seasoned QSR Transaction. Under the amended 2018 QSR Transaction, NMIC will cede premiums earned related to 16% of the risk on eligible policies written in 2018, 13% of the risk on eligible policies written in 2019, and earn a 42% ceding commission. Under the amended 2020 QSR Transaction, NMIC will earn a 45% ceding commission. Under the amended Seasoned 2022 QSR Transaction, NMIC will cede premiums earned related to 48% of the risk on eligible policies after the consideration of coverage provided by other QSR transactions and earn a 53% ceding commission.
Additionally, effective January 1, 2026, the 2018 QSR Transaction, 2020 QSR Transaction, 2022 QSR Transaction and Seasoned 2022 QSR Transaction will earn profit commissions of up to 45%, 45%, 68%, and 38%, respectively. The 2023 QSR Transaction will earn profit commissions of up to 63%, 66% and 68% in 2026, 2027 and 2028 and beyond, respectively. These amended QSR Transactions also extended their optional termination date through to June 30, 2028.
NMIC has also entered into three additional quota share reinsurance treaties that will provide sequential coverage for mortgage insurance policies to be written in 2026, 2027 and 2028 (the 2026 QSR Transaction, 2027 QSR Transaction and 2028 QSR Transaction). Under the terms of the 2026 QSR Transaction, as amended in the fourth quarter of 2025, NMIC will cede premiums earned related to 25% of the risk on eligible policies written between January 1, 2026 and December 31, 2026. Under the terms of the 2027 QSR Transaction, NMIC will cede premiums earned related to 35% of the risk on eligible policies written between January 1, 2027 and December 31, 2027. Under the terms of the 2028 QSR Transaction, NMIC will cede premiums earned related to 20% of the risk on eligible policies written between January 1, 2028 and December 31, 2028.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
The following table shows amounts related to the QSR Transactions:

	As of and for the years ended December 31,
	2025	2024	2023
	(In Thousands)
Ceded risk-in-force	$12,805,761	$13,024,200	$12,626,541
Ceded premiums earned	(161,216)	(166,181)	(167,331)
Ceded claims and claim expenses (1)	12,581	7,045	7,436
Ceding commission earned	39,865	40,663	39,211
Profit commission	80,749	89,790	90,006
(1)    Includes aggregate fees of $0.8 million and $0.7 million for the years ended December 31, 2025 and 2023, respectively, incurred in connection with the termination or amendment of certain QSR Transactions.
NMIC had aggregate reinsurance recoverables related to the QSR Transactions of $38.6 million and $31.2 million as of December 31, 2025 and 2024, respectively. The reinsurance recoverable on loss reserves as of December 31, 2024 also included $1.1 million related to the 2016 QSR Transaction, which was terminated as of July 1, 2025. NMIC's reinsurance recoverable balance is supported by collateral trust accounts established and maintained by each reinsurer in accordance with the terms of the QSR Transactions and the PMIERs funding requirements for risk ceded to non-affiliates.
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
Under the terms of the XOL Transactions, NMIC makes risk premium payments to its third-party reinsurance providers for the outstanding reinsurance coverage amount and ceded aggregate premiums earned of $42.2 million, $38.4 million and $31.2 million during the years ended December 31, 2025, 2024 and 2023, respectively. NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each agreement. NMIC did not cede any incurred losses on covered policies under the XOL Transactions during the years ended December 31, 2025, 2024 and 2023, as the aggregate first-layer risk retention for each agreement was not exhausted during such periods.
NMIC holds optional termination rights which provide it with the discretion to terminate each XOL Transaction on or after a specified date. NMIC may also elect to terminate the XOL Transactions at any point if the outstanding reinsurance coverage amount amortizes to 10% or less of the reinsurance coverage amount provided at inception, or if it determines that it will no longer be able to take full PMIERs asset credit for the coverage. Additionally, under the terms of the treaties, NMIC may selectively terminate its engagement with individual reinsurers under certain circumstances. Such selective termination rights arise when, among other reasons, a reinsurer experiences a deterioration in its capital position below a prescribed threshold, and/or a reinsurer breaches (and fails to cure) its collateral posting obligation.
Each of the third-party reinsurance providers that is party to the XOL Transactions has an insurer financial strength rating of A- or better by S&P Global Ratings (S&P), A.M. Best Company Inc. (A.M. Best) or both.
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding XOL Transaction. Current amounts are presented as of December 31, 2025.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2022-1 XOL	April 1, 2022	10/1/2021 – 3/31/2022 (2)	$289,741	$146,305	$133,366	$129,238
2022-2 XOL	July 1, 2022	4/1/2022 – 6/30/2022 (3)	154,306	109,595	78,906	73,393
2022-3 XOL	October 1, 2022	7/1/2022 – 9/30/2022	96,779	70,905	106,265	101,460
2023-1 XOL	January 1, 2023	10/1/2022 – 6/30/2023	89,864	62,758	146,513	142,269
2023-2 XOL	July 1, 2023	7/1/2023 – 12/31/2023	100,777	62,560	136,875	135,222
2024 XOL	January 1, 2024	1/1/2024 – 12/31/2024	162,500	156,731	312,172	311,559
2025 XOL (4)	January 1, 2025	1/1/2025 - 12/31/2025	283,849	283,849	321,331	321,331
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
(4)    The 2025 XOL Transaction provides coverage for production generated between January 1, 2025 and December 31, 2025. The current reinsurance coverage and current first layer retained loss will decrease in future periods to the extent the PMIERs minimum required assets of the covered pool declines.

NMIC has also entered into three additional excess-of-loss reinsurance treaties that will incept and provide coverage in future periods. The 2026 XOL Transaction will incept on January 1, 2026 and provide $164.2 million of aggregate excess-of-loss coverage for mortgage insurance policies to be written in 2026. The 2026-2 XOL Transaction will incept on April 1, 2026 and provide up to $160 million of aggregate excess-of-loss coverage for mortgage insurance policies covered under the existing 2021 ILN Transaction, and the 2027 XOL Transaction will provide $125 million of aggregate excess-of-loss coverage for mortgage insurance policies to be written in 2027.
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
NMIC makes risk premium payments to the Oaktown Re Vehicles for the applicable outstanding reinsurance coverage amount and pays an additional amount for anticipated operating expenses (capped at $250 thousand per year). NMIC ceded aggregate premiums to the Oaktown Re Vehicles of $12.6 million, $20.4 million and $31.1 million during the years ended December 31, 2025, 2024 and 2023, respectively.
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to the Oaktown Re Vehicles during the years ended December 31, 2025, 2024 and 2023, as the aggregate first layer risk retention for each applicable agreement was not exhausted during such periods.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
linked note principal is suspended if certain credit enhancement or delinquency thresholds, as defined in each agreement, are triggered (each, a Lock-Out Event).
NMIC holds optional termination rights under each ILN Transaction, including, among others, an optional call feature which provides NMIC the discretion to terminate the transaction on or after a prescribed date, and a clean-up call if the outstanding reinsurance coverage amount amortizes to 10% or less of the reinsurance coverage amount at inception, or if NMIC reasonably determines that changes to GSE or rating agency asset requirements would cause a material and adverse effect on the capital treatment afforded to NMIC under a given agreement. In addition, there are certain events that trigger mandatory termination of an agreement, including NMIC's failure to pay premiums or consent to reductions in a trust account to make principal payments to noteholders, among others.
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding ILN Transaction. Current amounts are presented as of December 31, 2025.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2021-1 ILN	April 27, 2021	10/1/2020 – 3/31/2021 (2)	$367,238	$86,881	$163,708	$162,201
2021-2 ILN	October 26, 2021	4/1/2021 – 9/30/2021 (3)	363,596	175,649	146,229	143,906
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

Under the terms of our ILN Transactions, we are required to maintain a certain level of restricted funds in premium deposit accounts with Bank of New York Mellon until the respective notes have been redeemed in full. “Cash and Cash Equivalents” on our consolidated balance sheets includes a de minimis restricted amount as of December 31, 2025 and $0.1 million as of December 31, 2024.
7. Reserves for Insurance Claims and Claim Expenses
We hold gross reserves in an amount equal to the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. A loan is considered to be in “default” as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as IBNR reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. As of December 31, 2025, we held gross reserves for insurance claims and claim expenses of $196.4 million. During the year ended December 31, 2025, we paid 445 claims totaling $25.9 million, including 432 claims covered under the QSR Transactions representing $5.1 million of ceded claims and claim expenses.
We had 7,661 loans in default in our primary insured portfolio as of December 31, 2025, which represented a 1.12% default rate against 684,058 total policies in-force, and 6,642 loans in default as of December 31, 2024, which represented a 1.01% default rate against 659,567 total policies in-force. The size of the reserve we establish for each defaulted loan (and by extension our aggregate reserve for claims and claim expenses) reflects our best estimate of the future claim payment to be made for each individual loan in default. Our future claims exposure is a function of the number of defaulted loans that progress to claim payment (which we refer to as frequency) and the amount to be paid to settle such claims (which we refer to as severity). Our estimates of claims frequency and severity are not formulaic, rather they are broadly synthesized based on historical observed experience for similarly situated loans and assumptions about future macroeconomic factors.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
The following table provides a reconciliation of the beginning and ending gross reserve balances for primary insurance claims and claim expenses:

	For the years ended December 31,
	2025	2024	2023
	(In Thousands)
Beginning balance	$152,071	$123,974	$99,836
Less reinsurance recoverables (1)	(32,260)	(27,514)	(21,587)
Beginning balance, net of reinsurance recoverables	119,811	96,460	78,249

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	114,721	93,206	78,285
Prior years (3)	(57,889)	(61,662)	(56,390)
Total claims and claim expenses incurred (4)	56,832	31,544	21,895

Less claims paid:
Claims and claim expenses paid:
Current year (2)	1,605	638	600
Prior years (3)	19,150	7,555	3,575
Reinsurance terminations (5)	(1,964)	—	(491)
Total claims and claim expenses paid	18,791	8,193	3,684

Reserve at end of period, net of reinsurance recoverables	157,852	119,811	96,460
Add reinsurance recoverables (1)	38,577	32,260	27,514
Ending balance	$196,429	$152,071	$123,974
(1)    Related to ceded losses recoverable under the QSR Transactions. See Note 6, “Reinsurance” for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $102.0 million attributed to net case reserves and $10.8 million attributed to net IBNR reserves for the year ended December 31, 2025, $83.5 million attributed to net case reserves and $8.1 million attributed to net IBNR reserves for the year ended December 31, 2024, and $70.6 million attributed to net case reserves and $6.3 million attributed to net IBNR reserves for the year ended December 31, 2023.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $48.4 million attributed to net case reserves and $8.1 million attributed to net IBNR reserves for the year ended December 31, 2025, $54.1 million attributed to net case reserves and $6.3 million attributed to net IBNR reserves for the year ended December 31, 2024, and $50.9 million attributed to net case reserves and $4.5 million attributed to net IBNR reserves for the year ended December 31, 2023.
(4)    Excludes aggregate fees of $0.8 million and $0.7 million for the years ended December 31, 2025 and 2023, respectively, incurred in connection with the termination or amendment of certain QSR Transactions.
(5)    Represents the settlement of reinsurance recoverables in conjunction with the termination or amendment of certain QSR Transactions.

The “claims incurred” section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves, and is presented net of reinsurance. The amount of claims incurred relating to current year defaults increased during the year ended December 31, 2025, compared to the years ended December 31, 2024 and 2023, primarily due to an increase in the total number of new delinquencies emerging during the period tied to the growth and natural seasoning of our portfolio and an increase in the average case reserve established against newly defaulted loans. Our provision for claims and claim expenses during the years ended December 31, 2025, 2024 and 2023 benefited from favorable development on prior year defaults. We recognized $57.9 million, $61.7 million and $56.4 million of favorable prior year development during the years ended December 31, 2025, 2024 and 2023, respectively, primarily due to cure activity and ongoing analysis of recent loss development trends. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $55.7 million related to prior year defaults remained as of December 31, 2025.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
The following tables provide claim development data by default year (or the year in which a default has occurred) and a reconciliation to the reserve for insurance claims and claim expenses. The information about net incurred losses and paid claims development for the years ended prior to 2025 is presented as supplementary information.

	Cumulative Incurred Claims and Allocated Claims Adjustment Expenses, net of Reinsurance (1)										As of December 31, 2025
Default Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total of IBNR	Defaults (2)
	Unaudited
	($ In Thousands)
2016	$2,394	$1,568	$1,790	$1,934	$1,936	$1,930	$1,893	$1,986	$1,978	$1,981	$—	—
2017		6,028	3,475	3,570	3,807	3,716	3,718	3,712	3,661	3,661	—	—
2018			7,779	5,271	4,709	4,533	4,282	4,312	4,326	4,264	7	4
2019				14,391	7,229	5,781	4,604	4,606	4,223	4,186	11	7
2020					65,769	56,154	18,862	7,472	6,053	5,733	85	31
2021						22,847	14,337	4,092	2,626	2,288	33	18
2022							44,334	11,023	6,112	5,284	129	58
2023								76,967	24,734	19,181	628	239
2024									91,583	44,164	2,404	1,213
2025										112,807	7,494	6,091
									Total	$203,549	$10,791	7,661
(1)    Amounts include case and IBNR reserves.
(2)    Number of defaults outstanding as of December 31, 2025.

	Cumulative Paid Claims and Claims Adjustment Expenses, net of Reinsurance
Default Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	Unaudited
	(In Thousands)
2016	$171	$890	$1,596	$1,826	$1,827	$1,877	$1,878	$1,978	$1,978	$1,981
2017		27	1,655	2,925	3,494	3,640	3,655	3,661	3,661	3,661
2018			130	1,981	3,537	3,780	3,909	4,116	4,121	4,164
2019				69	2,368	3,212	3,534	3,621	3,860	4,035
2020					586	1,320	1,909	3,265	4,357	4,604
2021						16	274	914	1,633	1,811
2022							74	1,252	2,861	3,563
2023								600	4,481	10,814
2024									638	12,108
2025										1,605
									Total	$48,346

Reconciliation of Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
(In Thousands)
As of December 31, 2025
Cumulative Incurred Claims and Allocated Claims Adjustment Expenses, net of Reinsurance	$203,549
Cumulative Paid Claims and Claims Adjustment Expenses, net of Reinsurance	(48,346)
All outstanding liabilities before 2016, net of reinsurance	—
Liabilities for unpaid claims and allocated claims adjustment expenses, net of reinsurance	155,203
Reinsurance recoverable on unpaid claims	38,577
Unallocated claims adjustment expenses	2,649
Total gross liability for unpaid claims and claim adjustment expenses	$196,429

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
The following supplementary information shows the average percentage of claims and allocated claims adjustment expenses paid in the years following the incurrence of a claim as of December 31, 2025:

	Average annual percentage payout of incurred claims and allocated claims adjustment expenses by age, net of reinsurance (unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Claims duration disclosure	3%	30%	29%	16%	6%	4%	1%	2%	0%	0%
8. Earnings per Share
Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and common stock equivalents that would be issuable upon the vesting of service-based and performance and service-based RSUs, and the exercise of vested and unvested stock options.
The following table reconciles the net income and the weighted average shares of common stock outstanding used in the computations of basic and diluted EPS of common stock:

	For the years ended December 31,
	2025	2024	2023
	(In Thousands, except for per share data)
Net income – basic and diluted	$388,926	$360,106	$322,110

Basic weighted average shares outstanding	77,626	79,844	82,407
Dilutive effect of issuable shares	1,412	1,429	1,447
Diluted weighted average shares outstanding	79,038	81,273	83,854

Earnings per share
Basic	$5.01	$4.51	$3.91
Diluted	$4.92	$4.43	$3.84

Anti-dilutive shares	1	11	2

9. Segment Reporting
We manage our business activities on a consolidated basis under a single reportable operating segment and our Chief Executive Officer (CEO) serves as our Chief Operating Decision Maker (CODM).
Our Mortgage Insurance segment provides private mortgage insurance and ancillary loan review services and our CODM evaluates our performance and allocates resources based on our consolidated financial results, including consolidated revenue, expenses, net income, assets and shareholders' equity. Among these, consolidated net income is the measure used to evaluate segment profit and loss. Our CODM reviews these financial metrics to gauge our performance and make strategic decisions, such as whether to reinvest profits in our Mortgage Insurance segment or return capital to shareholders.
The significant revenue and expense categories that are regularly reviewed by our CODM align with those presented on our consolidated statements of operations and comprehensive income, and segment assets align with total assets as presented on our consolidated balance sheets. The accounting policies governing our Mortgage Insurance segment are the same as those described in Note 2, “Summary of Significant Accounting Policies.”
Investment income, also referred to as interest revenue, is reported within “Net Investment Income” on our consolidated statements of operations and was $104.2 million, $86.4 million and $68.2 million, respectively, for the years ended December 31, 2025, 2024 and 2023. Amortization and depreciation expense for software, equipment, and leasehold improvements was $11.3 million, $11.9 million and $11.5 million, respectively, for the years ended December 31, 2025, 2024 and 2023.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
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
For the years ended December 31, 2025, 2024 and 2023, we incurred $20.2 million, $19.8 million and $16.9 million, respectively, of expenses related to awards granted under the Stock Plans and we recognized associated gross income tax benefits of $4.2 million, $4.2 million and $3.6 million during each respective period.
A summary of option activity during the year ended December 31, 2025 is as follows:

For the year ended December 31, 2025	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Exercise Price
(Shares in Thousands)
Options outstanding at December 31, 2024	730	$5.61	$15.53
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	—	—	—
Options expired	—	—	—
Options outstanding at December 31, 2025 (1)	730	$5.61	$15.53
(1)    The weighted average remaining contractual life of such options was 1.81 years as of December 31, 2025. The aggregate intrinsic value of such fully vested and exercisable options was $18.4 million as of December 31, 2025.
No stock options were granted during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, all outstanding options had vested and no unrecognized compensation cost related to non-vested stock options remained.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
A summary of RSU activity during the year ended December 31, 2025 is as follows:

For the year ended December 31, 2025	Shares	Weighted Average Grant Date Fair Value per Share
	(Shares in Thousands)
Non-vested restricted stock units at December 31, 2024	1,281	$26.75
Restricted stock units granted	567	35.43
Performance adjustment (1)	130	25.83
Restricted stock units vested (2)	(694)	26.09
Restricted stock units forfeited	(42)	30.88
Non-vested restricted stock units at December 31, 2025	1,242	$30.91
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
At December 31, 2025, we had 1.2 million granted and non-vested RSUs with a weighted average remaining contractual life of 1.33 years, consisting of 0.7 million RSUs that are subject to service-based vesting requirements and 0.5 million RSUs that are subject to performance and service-based vesting requirements. The total fair value of RSUs vested during the year ended December 31, 2025 was $18.1 million. As of December 31, 2025, $14.7 million of total unrecognized compensation costs related to non-vested RSUs remained. Total remaining unrecognized compensation costs related to non-vested RSUs outstanding at December 31, 2025 will be recognized on a weighted average basis over 1.46 years.
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
401(k) Savings Plan
We offer our employees a 401(k) Savings Plan (401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (IRC). Under the 401(k) Plan, we match up to 100% of eligible employees' pre-tax contributions up to 5% of eligible compensation. During the years ended December 31, 2025, 2024 and 2023, we incurred approximately $2.0 million, $2.1 million and $1.9 million of expense related to our matching 401(k) Plan contributions, respectively.
11. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. NMIH files a consolidated U.S. federal and various state income tax returns on behalf of itself and its subsidiaries.
Total income tax expense consists of the following components:

	For the years ended December 31,
	2025	2024	2023
	(In Thousands)
Current	$39,106	$22,607	$—
Deferred	71,772	80,698	90,593
Total income tax expense	$110,878	$103,305	$90,593

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
The following table presents a reconciliation between the federal statutory income tax expense and tax rate and our effective income tax expense and tax rate:

	For the years ended December 31,
	2025		2024		2023
	($ Values In Thousands)
US federal statutory tax rate	$104,959	21.0%	$97,316	21.0%	$86,668	21.0%
State and local income taxes, net of federal income tax effect (1)	3,036	0.6	2,839	0.6	2,401	0.6
Nontaxable or nondeductible items	2,883	0.6	3,150	0.7	1,524	0.4
Effective income tax rate	$110,878	22.2%	$103,305	22.3%	$90,593	22.0%
(1)    Florida and Illinois accounted for the majority of our state and local income taxes during the years ended December 31, 2025 and 2024, and Illinois accounted for the majority for the year ended December 31, 2023.
The components of our net deferred tax liability are summarized as follows:

	As of December 31,
	2025	2024
Deferred tax asset:	(In Thousands)
Unrealized loss on investments	$11,162	$32,088
Net operating loss carryforward	8,669	8,869
Share-based compensation	6,038	5,980
Unearned premium reserve	2,014	2,800
Accrued expenses	1,381	1,581
Capitalized software	1,587	—
Other	1,881	1,265
Total gross deferred tax asset	32,732	52,583
Less: valuation allowance	(9,519)	(9,486)
Total deferred tax asset	23,213	43,097
Deferred tax liability:
Contingency reserve	(484,627)	(411,421)
Deferred policy acquisition costs	(13,894)	(13,885)
Capitalized software	—	(306)
Other	(3,582)	(3,677)
Total deferred tax liability	(502,103)	(429,289)
Net deferred income tax (liability)	$(478,890)	$(386,192)
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent.
During the years ended December 31, 2025, 2024 and 2023, we purchased $78.1 million, $86.9 million and $80.9 million, of tax and loss bonds, respectively. As of December 31, 2025 and 2024, we held $400.3 million and $322.2 million of tax and loss bonds, respectively, in “Prepaid Federal Income Taxes” on our consolidated balance sheets.

At December 31, 2025, we had a federal net operating loss carryforward of $0.7 million which expires in varying amounts in 2030 and 2031, and state net operating loss carryforwards of $133.1 million, which begin to expire in varying amounts in 2032. Section 382 of the IRC imposes annual limitations on a corporation's ability to utilize its net operating loss carryforward if it experiences an “ownership change.” As a result of the acquisition of our insurance subsidiaries in 2012, $7.3 million of federal net operating losses were subject to annual limitations of $0.8 million through 2016, $0.5 million in 2017 and $0.3 million, thereafter, through 2028. Our federal net operating loss carryforward arises from this limitation and the constraint on our ability to utilize the net operating loss carryforward in full during the current period.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
We are required to establish a valuation allowance against our deferred tax assets when it is more likely than not that all or a portion of the asset will not be realized. We assess our need for a valuation allowance on a quarterly basis. In the course of our review, we assess all available evidence, both positive and negative, including our expectations for future sources of income and contractual cash flows, the availability and application of tax planning strategies, and the potential reversal of temporary tax differences. At both December 31, 2025 and 2024, we recorded a valuation allowance of $9.5 million against state net deferred tax assets. The valuation allowance for both years primarily relates to state net operating losses generated by NMIH, as NMIH has historically operated at a loss and currently only generates revenue from its investment portfolio.
The following table presents the changes in our valuation allowance:

	For the years ended December 31,
	2025	2024	2023
	(In Thousands)
Valuation allowance - beginning of period	$9,486	$9,169	$8,888
Additions charged to income tax benefit	33	317	281
Valuation allowance - end of period	$9,519	$9,486	$9,169
As of December 31, 2025 and 2024, we had zero reserves for unrecognized tax benefits as we have taken no material uncertain tax positions that would have required a reserve to be measured and recognized.
We file income tax returns with the U.S. federal government and various state jurisdictions that are subject to potential examination by tax authorities. We are not currently under examination by federal or state jurisdictions. Our U.S. federal income tax returns for 2022 and subsequent years, and state income tax returns for 2021 and subsequent years, remain open by statute.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted and included provisions that amended U.S. federal corporate income tax law to, among other things, allow for the immediate expensing of domestic U.S. research and development expenses, allow for the immediate expensing of certain capital expenditures, and change the U.S. taxation of profits derived from foreign operations. The OBBBA did not have a material impact on our effective income tax rate or consolidated financial statements.
The following table presents total income taxes paid (net of refunds received):

	For the years ended December 31,
	2025	2024	2023
	(In Thousands)
Federal:	$40,600	$19,300	$—
State:	1,762	727	20
Total:	$42,362	$20,027	$20
During the years ended December 31, 2025 and 2024, no individual state jurisdiction accounted for 5% or more of total income taxes paid. During the year ended December 31, 2023, Florida accounted for 100% of income taxes paid.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
12. Software and Equipment
Software and equipment consist largely of capitalized software developed to support our mortgage insurance operations. Software and equipment, net of accumulated amortization and depreciation, as of December 31, 2025 and 2024, consists of the following:

	December 31, 2025	December 31, 2024
	(In Thousands)
Software	$101,771	$97,535
Equipment	11,198	10,490
Leasehold improvements	2,511	2,511
Subtotal	115,480	110,536
Accumulated amortization and depreciation	(93,753)	(84,855)
Software and equipment, net	$21,727	$25,681
Capitalized costs for software, equipment, and leasehold improvements during the years ended December 31, 2025, 2024 and 2023 were $7.3 million, $7.4 million and $9.9 million, respectively. Amortization and depreciation expense for software, equipment, and leasehold improvements for the years ended December 31, 2025, 2024 and 2023 was $11.3 million, $11.9 million and $11.5 million, respectively.
13. Intangible Assets and Goodwill
Intangible assets and goodwill consist of identifiable intangible assets and goodwill purchased in connection with the acquisition of our insurance subsidiaries. Intangible assets and goodwill as of both December 31, 2025 and 2024 were as follows:

	(In Thousands)	Expected Lives
Goodwill	$3,244	Indefinite
State licenses	260	Indefinite
GSE applications	130	Indefinite
Total intangible assets and goodwill	$3,634
We test goodwill and intangible assets for impairment annually or more frequently if we believe indicators of impairment exist. No impairments of indefinite-lived intangibles or goodwill were identified during the years ended December 31, 2025, 2024 and 2023.
14. Leases
We have two operating lease agreements related to our corporate headquarters and a data center facility for which we recognized operating ROU assets and lease liabilities of $6.7 million and $8.5 million in “Other Assets” and “Other Liabilities,” respectively, on our consolidated balance sheets as of December 31, 2025. As of December 31, 2024, we recognized operating ROU assets and lease liabilities of $8.2 million and $10.3 million, respectively. As of December 31, 2025 and 2024, we did not have any finance leases.
We did not enter into any new operating leases or recognize any new ROU assets or lease liabilities during the year ended December 31, 2025.
The following table provides a summary of our ROU asset and lease liability assumptions as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term	4.2 years	5.1 years
Weighted average discount rate	6.50%	6.50%
Cash paid on our operating leases for the years ended December 31, 2025, 2024 and 2023 was $2.4 million, $2.3 million and $1.5 million and lease expense incurred was $2.1 million, $2.1 million and $2.0 million during each respective period.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
Future payments due under our existing operating leases as of December 31, 2025 are as follows:

Years ending December 31,	(In Thousands)
2026	$2,211
2027	2,256
2028	2,322
2029	2,392
2030	602
Total undiscounted lease payments	9,783
Less effects of discounting	(1,276)
Present value of lease payments	$8,507
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
15. Commitments and Contingencies
PMIERs
As an approved insurer, NMIC is subject to ongoing compliance with the PMIERs established by each of the GSEs (italicized terms have the same meaning that such terms have in the PMIERs, as described below). The PMIERs establish operational, business, remedial and financial requirements applicable to approved insurers. The PMIERs financial requirements prescribe a risk-based methodology whereby the amount of assets required to be held against each insured loan is determined based on certain loan-level risk characteristics, such as FICO, vintage (year of origination), performing vs. non-performing (i.e., current vs. delinquent), LTV ratio and other risk features. In general, higher-quality loans carry lower charges.
Under the PMIERs, approved insurers must maintain available assets that equal or exceed minimum required assets, which is an amount equal to the greater of (i) $400 million or (ii) a total risk-based required asset amount. The risk-based required asset amount is a function of the risk profile of an approved insurer's RIF, assessed on a loan-by-loan basis against certain risk-based factors derived from tables set out in the PMIERs, which is then adjusted on an aggregate basis for reinsurance transactions approved by the GSEs, such as with respect to our QSR Transactions, XOL Transactions and ILN Transactions. The aggregate gross risk-based required asset amount for performing, primary insurance is subject to a floor of 5.6% of performing primary adjusted RIF.
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

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
16. Common Stock
Holders of our common stock are entitled to one vote per share on all matters to be voted upon by stockholders, and there are no cumulative voting rights. Holders of our common stock have no preemptive or conversion rights or other subscription rights, and there are no redemption or sinking fund provisions applicable to the common stock. Holders of common stock are entitled to receive dividends ratably if any are declared.
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
During the year ended December 31, 2025 we repurchased 2.8 million shares at an average price of $37.44 (excluding associated costs and applicable taxes). During the year ended December 31, 2024, we repurchased 2.8 million shares at an average price of $33.98 per share (excluding associated costs and applicable taxes). As of December 31, 2025, we had $225.9 million of repurchase authorization remaining.
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
The following table presents NMIC's statutory net income, statutory surplus, contingency reserve, statutory capital and risk-to-capital (RTC) ratio as of and for the years ended December 31, 2025, 2024 and 2023:

	As of and for the years ended December 31,
	2025	2024	2023
	(In Thousands)
Statutory net income	$125,113	$111,205	$104,464

Statutory surplus	1,010,274	984,362	963,085
Contingency reserve	2,245,272	1,905,990	1,573,360
Statutory capital (1)	$3,255,546	$2,890,352	$2,536,445

Risk-to-capital	13.0:1	12.7:1	11.4:1
(1)    Represents the total of the statutory surplus and contingency reserve.

NMI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
Re One recorded statutory income of $28 thousand and $43 thousand for the years ended December 31, 2025 and 2024, respectively, and a statutory loss of $400 thousand for the year ended December 31, 2023. Re One had $2.1 million of statutory capital at December 31, 2025 and 2024.
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
As of December 31, 2025, NMIC's primary RIF, net of reinsurance, was approximately $42.4 billion and its RTC ratio was 13.0:1. As of December 31, 2024, NMIC's primary RIF, net of reinsurance, was approximately $36.6 billion and its RTC ratio was 12.7:1.
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
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs that may restrict their ability to pay dividends to NMIH. Under Wisconsin law, NMIC and Re One may pay dividends up to specified levels (i.e., “ordinary” dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts (i.e., “extraordinary” dividends), are subject to the Wisconsin OCI's prior approval. Under Wisconsin law, an extraordinary dividend is defined as any payment or distribution that together with other dividends and distributions made within the preceding twelve months, exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the twelve-month period ending the preceding December 31. During the year ended December 31, 2025, NMIC paid a $98.4 million ordinary course dividend to NMIH. NMIC has the capacity to pay aggregate ordinary dividends of $101.0 million to NMIH during the twelve-month period ending December 31, 2026.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2025, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their report, which appears below.
There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
NMI Holdings, Inc.
Emeryville, California
Opinion on Internal Control over Financial Reporting
We have audited NMI Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and schedules listed in the accompanying index appearing under Part IV, Item 15 – Exhibits and Financial Statement Schedules and our report dated February 12, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Controls and Procedures”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 12, 2026

Item 9B. Other Information
    None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
    Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2025. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2025. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2025. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
    The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2025. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2025. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1.    Financial Statements — See the “Index to Financial Statements” included in Part II, Item 8 of this report for a list of the financial statements filed as part of this report.
2.    Financial Statement Schedules — The following financial statement schedules are filed as part of this Form 10-K and appear immediately following the signature page. See the “Index to Financial Statement Schedules” on page 124.
Schedule I — Summary of Investments — other than investments in related parties as of December 31, 2025
Schedule II — Financial Information of Registrant as of December 31, 2025
Schedule IV — Reinsurance as of December 31, 2025
All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in our Consolidated Financial Statements and notes thereto.
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

10.9 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement (For CEO) (incorporated herein by reference to Exhibit 10.23 to our Form 10-Q filed on August 1, 2017)

10.10 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement (For Executive Officers and Employees) (incorporated herein by reference to Exhibit 10.24 to our Form 10-Q filed on August 1, 2017)

10.11 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Based) (incorporated herein by reference to Exhibit 10.38 to our Form 10-Q, filed on May 7, 2020)

10.12 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Independent Directors) (incorporated herein by reference to Exhibit 10.12 to our Form 10-K, filed on February 15, 2024)

10.13 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Employees) (incorporated herein by reference to Exhibit 10.34 to our Form 10-Q, filed on May 2, 2019)

10.14 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Executives) (incorporated herein by reference to Exhibit 10.22 to our Form 10-K, filed on February 15, 2024)

10.15 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Employees) (incorporated herein by reference to Exhibit 10.23 to our Form 10-K, filed on February 15, 2024)

10.16 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Based) (incorporated herein by reference to Exhibit 10.24 to our Form 10-K, filed on February 15, 2024)

10.17 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Nonqualified Stock Option Agreement (For Employees) (incorporated herein by reference to Exhibit 10.35 to our Form 10-Q, filed on May 2, 2019)

10.18 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Executives) (incorporated herein by reference to Exhibit 10.18 to our Form 10-K, filed on February 14, 2025)

10.19 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (For Employees) (incorporated herein by reference to Exhibit 10.19 to our Form 10-K, filed on February 14, 2025)

10.20 ~
Form of NMI Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Based) (incorporated herein by reference to Exhibit 10.20 to our Form 10-K, filed on February 14, 2025)

10.21 ~
Form of Indemnification Agreement between NMI Holdings, Inc. and its directors and certain executive officers (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on November 25, 2014)

10.22 ~	NMI Holdings, Inc. Severance Benefit Plan (incorporated herein by reference to Exhibit 10.22 to our Form 10-Q, filed on November 5, 2025)
10.23 ~	NMI Holdings, Inc. Amended and Restated Change in Control Severance Benefit Plan (incorporated herein by reference to Exhibit 10.23 to our Form 10-Q, filed on November 5, 2025)
10.24 ~	Offer Letter by and between NMI Holdings, Inc. and William Leatherberry, dated July 11, 2014 (incorporated herein by reference to Exhibit 10.10 to our Form 10-Q, filed on April 28, 2016)
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
101
The following financial information from NMI Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in XBRL (eXtensible Business Reporting Language):
     (i) Consolidated Balance Sheets as of December 31, 2025 and 2024,
     (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2025,
     (iii) Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2025,
     (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2025, and
     (v) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

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

NMI HOLDINGS, INC.
Date: February 12, 2026	By: /s/ Adam S. Pollitzer
Name: Adam S. Pollitzer Title: Chief Executive Officer

Signature	Title	Date
/s/ Adam S. Pollitzer
Adam S. Pollitzer /s/ Aurora Swithenbank	Chief Executive Officer (Principal Executive Officer)	2/12/2026
Aurora Swithenbank /s/ Nicholas D. Realmuto	Chief Financial Officer (Principal Financial Officer)	2/12/2026
Nicholas D. Realmuto /s/ Bradley M. Shuster	Controller	2/12/2026
Bradley M. Shuster /s/ Steven L. Scheid	Executive Chairman	2/12/2026
Steven L. Scheid /s/ Regina Muehlhauser	Director	2/12/2026
Regina Muehlhauser /s/ Michael Montgomery	Director	2/12/2026
Michael Montgomery /s/ Michael Embler	Director	2/12/2026
Michael Embler /s/ Lynn S. McCreary	Director	2/12/2026
Lynn S. McCreary /s/ Priya Huskins	Director	2/12/2026
Priya Huskins /s/ John C. Erickson	Director	2/12/2026
John C. Erickson	Director	2/12/2026

NMI HOLDINGS, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2025	Amortized Cost	Fair Value	Amount Reflected on Balance Sheet
	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$306,168	$307,028	$307,028
Municipal debt securities	635,396	611,569	611,569
Corporate debt securities	2,047,122	2,019,611	2,019,611
Asset-backed securities	72,774	70,125	70,125
U.S. agency mortgage-backed securities	42,109	42,071	42,071
Total bonds	3,103,569	3,050,404	3,050,404
Short-term investments	86,605	86,619	86,619
Total investments	$3,190,174	$3,137,023	$3,137,023

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
PARENT COMPANY ONLY

	December 31, 2025	December 31, 2024
	(In Thousands, except for share data)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost of $105,096 and $92,878)	$104,303	$91,283
Cash and cash equivalents	26,303	40,876
Investment in subsidiaries, at equity in net assets	3,288,765	2,846,717
Accrued investment income	128	198
Due from affiliates, net	92,681	93,254
Software and equipment, net	21,727	25,681
Deferred tax asset, net	113	113
Other assets	13,834	15,332
Total assets	$3,547,854	$3,113,454

Liabilities
Debt	$417,031	$415,146
Accounts payable and accrued expenses	37,515	47,812
Deferred tax liability, net	492,815	422,800
Other liabilities	8,507	10,264
Total liabilities	955,868	896,022

Shareholders' equity
Common stock - $0.01 par value; 88,371,465 shares issued and 76,285,242 shares outstanding as of December 31, 2025 and 87,902,626 shares issued and 78,600,726 shares outstanding as of December 31, 2024 (250,000,000 shares authorized)	884	879
Additional paid-in capital	1,016,772	1,004,692
Treasury stock, at cost: 12,086,223 and 9,301,900 common shares as of December 31, 2025 and December 31, 2024, respectively	(351,772)	(246,594)
Accumulated other comprehensive loss, net of tax	(46,083)	(124,804)
Retained earnings	1,972,185	1,583,259
Total shareholders' equity	2,591,986	2,217,432
Total liabilities and shareholders' equity	$3,547,854	$3,113,454

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF OPERATIONS
PARENT COMPANY ONLY

	For the years ended December 31,
	2025	2024	2023
	(In Thousands)
Revenues
Net investment income	$4,782	$5,142	$3,920
Net realized investment gains (losses)	—	33	(31)
Total revenues	4,782	5,175	3,889

Expenses
Other operating expenses	7,240	7,468	7,828
Total expenses	7,240	7,468	7,828

Equity in net income of subsidiaries	462,393	442,762	412,974

Income before income taxes	459,935	440,469	409,035
Income tax expense	71,009	80,363	86,925
Net income	$388,926	$360,106	$322,110

Other comprehensive income, net of tax:
Unrealized gains in accumulated other comprehensive loss, net of tax expense of $167, $133, and $312 for each of the years in the three-year period ended December 31, 2025, respectively	630	499	1,173
Reclassification adjustment for realized losses included in net income, net of tax benefit of $0, $0 and $7 for each of the years in the three-year period ended December 31, 2025, respectively	—	—	25
Equity in other comprehensive income of subsidiaries	78,091	14,614	63,208
Other comprehensive income, net of tax	78,721	15,113	64,406
Comprehensive income	$467,647	$375,219	$386,516

NMI HOLDINGS, INC.
SCHEDULE II - FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF OPERATIONS
PARENT COMPANY ONLY

	For the years ended December 31,
	2025	2024	2023
Cash flows from operating activities	(In Thousands)
Net income	$388,926	$360,106	$322,110
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses (gains)	—	(33)	31
Depreciation and amortization	(2,469)	(2,505)	(890)
Loss on extinguishment of debt	—	6,966	—
Amortization of debt discount and debt issuance costs	2,415	2,214	1,962
Deferred income taxes	69,888	78,599	88,192
Share-based compensation expense	20,190	19,811	16,914
Changes in operating assets and liabilities:
Investment in subsidiaries, at equity in net assets	(363,807)	(346,453)	(314,556)
Accrued investment income	70	37	205
Receivable from affiliates	573	(2,128)	(8,108)
Other assets	(985)	(1,070)	(57)
Accounts payable and accrued expenses	(10,900)	8,764	2,605
Net cash provided by operating activities	103,901	124,308	108,408
Cash flows from investing activities
Capitalization of subsidiaries	—	(17,317)	(800)
Purchase of short-term investments	(174,730)	(119,337)	(89,068)
Purchase of fixed-maturity investments, available-for-sale	—	(12,142)	—
Proceeds from maturities of short-term investments	146,700	88,700	100,607
Proceeds from maturities and redemptions of fixed-maturity investments, available-for-sale	18,281	1,959	30,538
Software and equipment	4,479	5,030	2,169
Net cash (used in) provided by investing activities	(5,270)	(53,107)	43,446
Cash flows from financing activities
Proceeds from issuance of common stock related to employee equity plans	2,875	4,290	10,549
Taxes paid related to net share settlement of equity awards	(10,980)	(10,219)	(9,356)
Proceeds from senior unsecured notes	—	419,705	—
Repayments of senior secured notes	—	(405,080)	—
Payments of debt issuance costs	—	(7,785)	—
Repurchase of common stock	(105,099)	(97,610)	(91,613)
Net cash used in financing activities	(113,204)	(96,699)	(90,420)

Net (decrease) increase in cash, cash equivalents and restricted cash	(14,573)	(25,498)	61,434
Cash, cash equivalents and restricted cash, beginning of period	40,876	66,374	4,940
Cash, cash equivalents and restricted cash, end of period	$26,303	$40,876	$66,374

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
Note B
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs that may restrict their ability to pay dividends to NMIH. Under Wisconsin law, NMIC and Re One may pay dividends up to specified levels (i.e., “ordinary” dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts (i.e.,“extraordinary” dividends), are subject to the Wisconsin OCI's prior approval. Under Wisconsin law, an extraordinary dividend is defined as any payment or distribution that together with other dividends and distributions made within the preceding twelve months exceeds the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the twelve-month period ending the preceding December 31. During the year ended December 31, 2025, NMIC paid a $98.4 million ordinary course dividend to NMIH, representing its full ordinary course dividend capacity payable under Wisconsin insurance laws for the twelve-month period ending December 31, 2025. NMIC has the capacity to pay aggregate ordinary dividends of $101.0 million to NMIH during the twelve-month period ending December 31, 2026.
The remaining net assets from dividend capacity are considered restricted. As of December 31, 2025, the amount of restricted net assets held by our consolidated insurance subsidiaries, which represents our equity investment in those insurance subsidiaries less their aggregate dividend capacity, totaled $3.3 billion, compared to $2.8 billion as of December 31, 2024.
Note C
The Parent Company provides certain services to its subsidiaries. The Parent Company allocates to its subsidiaries corporate expense it incurs in the capacity of supporting those subsidiaries, based on either an allocated percentage of time spent or internally allocated capital. Total operating expenses allocated to subsidiaries for each of the years in the three-year period ended December 31, 2025 were $166.4 million, $177.2 million and $163.9 million, respectively. Amounts charged to the subsidiaries for operating expenses are based on actual cost, without any mark-up. The Parent Company considers these charges fair and reasonable. The subsidiaries reimburse the Parent Company for these costs in a timely manner, which has the impact of improving the cash flows of the Parent Company.

NMI HOLDINGS, INC.
SCHEDULE IV - FINANCIAL INFORMATION OF REGISTRANT
REINSURANCE

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the years ended December 31,	(In Thousands)
2025	$737,487	$135,275	$—	$602,212	—%
2024	699,787	135,099	—	564,688	—
2023	650,411	139,643	—	510,768	—