Form 10-Q
period 2026-03-31
NMI Holdings, Inc.
filed 2026-05-01
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on April 27, 2026 was 75,971,891 shares.

Glossary of Abbreviations and Acronyms
The following list defines various abbreviations and acronyms used throughout this report and in our Annual Report on Form 10-K for the year ended December 31, 2025.

ASU	Accounting Standards Update
BPMI	Borrower-paid mortgage insurance
CEO	Chief executive officer
CODM	Chief operating decision maker
DTI	Debt-to-income
EPS	Earnings per share
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FHFA	Federal Housing Finance Agency
FICO	Fair Isaac Corporation
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	Generally accepted accounting principles in the U.S.
GSEs	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
IBNR	Incurred but not reported
IIF	Insurance-in-force
ILN	Insurance-linked notes
IRC	Internal revenue code
IT	Information technology
LTV	Loan-to-value
LPMI	Lender-paid mortgage insurance
MI	Mortgage insurance
NAIC	National Association of Insurance Commissioners
NIW	New insurance written
NMIC	National Mortgage Insurance Corporation, a subsidiary of NMI Holdings, Inc.
NMIH	NMI Holdings, Inc.
NMIS	National Mortgage Insurance Services, Inc., a subsidiary of NMI Holdings, Inc.
PMIERs	Private mortgage insurer eligibility requirements
QSR	Quota share reinsurance
Rate card	A fixed schedule of mortgage insurance premium rates applied uniformly across defined loan categories
Rate GPS®	Our proprietary risk-based pricing platform
Re One	National Mortgage Reinsurance Inc. One
RIF	Risk-in-force
RSU	Restricted stock units
RTC	Risk-to-capital
SAP	Statutory accounting principles
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Wisconsin OCI	The Wisconsin Office of the Commissioner of Insurance
XOL	Excess-of-loss

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
•changes in the charters, business practices, policy, pricing or priorities of Fannie Mae and Freddie Mac (collectively, the GSEs), which may include decisions that have the impact of decreasing or discontinuing the use of mortgage insurance as credit enhancement generally, or with first-time homebuyers or on very high- loan-to-value mortgages; or changes in the direction of housing policy objectives of the Federal Housing Finance Agency (FHFA), such as the FHFA's priority to increase the accessibility to and affordability of homeownership for low-and-moderate income borrowers and underrepresented communities;
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
•actions of existing competitors, including other private mortgage insurers and government mortgage insurers such as the Federal Housing Administration (FHA), the U.S. Department of Agriculture's Rural Housing Service (USDA) and the U.S. Department of Veterans Affairs(VA) (collectively, government MIs), and potential market entry by new competitors or consolidation of existing competitors;
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
For further information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report on Form 10-Q, including the exhibits hereto. In addition, for additional discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner, you should review Risk Factors in Part II, Item 1A of this Report and in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 10-K), as subsequently updated in other reports we file from time to time with the U.S. Securities and Exchange Commission (SEC).
Unless expressly indicated or the context requires otherwise, the terms “we,” “our,” “us,” “Company” and “NMI” in this document refer to NMI Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries on a consolidated basis.

PART I
Item 1. Financial Statements

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2026	December 31, 2025
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $3,255,203 and $3,190,174)	$3,174,107	$3,137,023
Cash and cash equivalents	70,679	43,937
Premiums receivable, net	86,861	86,259
Accrued investment income	29,726	27,253
Deferred policy acquisition costs, net	64,330	64,372
Software and equipment, net	20,887	21,727
Intangible assets and goodwill	3,634	3,634
Reinsurance recoverable	39,703	38,577
Prepaid federal income taxes	400,258	400,258
Other assets	19,453	18,058
Total assets	$3,909,638	$3,841,098

Liabilities
Debt	$417,522	$417,031
Unearned premiums	43,680	46,660
Accounts payable and accrued expenses	104,835	101,595
Reserve for insurance claims and claim expenses	211,204	196,429
Deferred tax liability, net	491,879	478,890
Other liabilities	8,086	8,507
Total liabilities	1,277,206	1,249,112
Commitments and contingencies

Shareholders' equity
Common stock - $0.01 par value; 88,951,544 shares issued and 76,149,574 shares outstanding as of March 31, 2026 and 88,371,465 shares issued and 76,285,242 shares outstanding as of December 31, 2025 (250,000,000 shares authorized)	890	884
Additional paid-in capital	1,007,682	1,016,772
Treasury stock, at cost: 12,801,970 and 12,086,223 common shares as of March 31, 2026 and December 31, 2025, respectively	(379,495)	(351,772)
Accumulated other comprehensive loss, net of tax	(68,160)	(46,083)
Retained earnings	2,071,515	1,972,185
Total shareholders' equity	2,632,432	2,591,986
Total liabilities and shareholders' equity	$3,909,638	$3,841,098

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended March 31,
	2026	2025
	(In Thousands, except for per share data)
Revenues
Net premiums earned	$154,806	$149,366
Net investment income	28,604	23,686
Net realized investment (losses) gains	(147)	24
Other revenues	212	170
Total revenues	183,475	173,246
Expenses
Insurance claims and claim expenses	20,661	4,478
Underwriting and operating expenses	30,623	30,175
Service expenses	139	116
Interest expense	7,109	7,106
Total expenses	58,532	41,875

Income before income taxes	124,943	131,371
Income tax expense	25,613	28,812
Net income	$99,330	$102,559

Earnings per share
Basic	$1.30	$1.31
Diluted	$1.28	$1.28

Weighted average common shares outstanding
Basic	76,175	78,407
Diluted	77,435	79,858

Net income	$99,330	$102,559
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains in accumulated other comprehensive loss, net of tax (benefit) expense of $(5,959) and $8,186 for the quarters ended March 31, 2026 and 2025, respectively	(22,415)	30,795
Reclassification adjustment for realized losses (gains) included in net income, net of tax (benefit) expense of $(90) and $5 for the quarters ended March 31, 2026 and 2025, respectively	338	(19)
Other comprehensive (loss) income, net of tax	(22,077)	30,776
Comprehensive income	$77,253	$133,335

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2025	76,285	$884	$1,016,772	$(351,772)	$(46,083)	$1,972,185	$2,591,986
Common stock: shares issued under stock plans, net of shares withheld for employee taxes	580	6	(13,772)	—	—	—	(13,766)
Repurchase of common stock	(716)	—	—	(27,723)	—	—	(27,723)
Share-based compensation expense	—	—	4,682	—	—	—	4,682
Change in unrealized investment gains/losses, net of tax benefit of $5,869	—	—	—	—	(22,077)		(22,077)
Net income	—	—	—	—	—	99,330	99,330
Balances, March 31, 2026	76,149	$890	$1,007,682	$(379,495)	$(68,160)	$2,071,515	$2,632,432

	Common Stock		Additional Paid-in Capital	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2024	78,601	$879	$1,004,692	$(246,594)	$(124,804)	$1,583,259	$2,217,432
Common stock: shares issued under stock plans, net of shares withheld for employee taxes	418	4	(7,654)	—	—	—	(7,650)
Repurchase of common stock	(718)	—	—	(26,053)	—	—	(26,053)
Share-based compensation expense	—	—	4,507	—	—	—	4,507
Change in unrealized investment gains/losses, net of tax expense of $8,181	—	—	—	—	30,776	—	30,776
Net income	—	—	—	—	—	102,559	102,559
Balances, March 31, 2025	78,301	$883	$1,001,545	$(272,647)	$(94,028)	$1,685,818	$2,321,571

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities	(In Thousands)
Net income	$99,330	$102,559
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses (gains)	147	(24)
Depreciation and amortization	2,481	2,888
Net accretion of discount on investment securities	(707)	(770)
Amortization of debt discount and debt issuance costs	623	592
Deferred income taxes	18,857	24,543
Share-based compensation expense	4,682	4,507
Changes in operating assets and liabilities:
Premiums receivable, net	(602)	(1,349)
Accrued investment income	(2,473)	(1,255)
Deferred policy acquisition costs, net	42	314
Reinsurance recoverable	(1,126)	881
Other assets	(2,319)	(555)
Unearned premiums	(2,980)	(6,041)
Reserve for insurance claims and claim expenses	14,775	(224)
Reinsurance balances, net	—	(118)
Accounts payable and accrued expenses	(14,639)	(24,797)
Net cash provided by operating activities	116,091	101,151
Cash flows from investing activities
Purchase of fixed-maturity investments, available-for-sale	(299,673)	(141,474)
Proceeds from maturities of short-term investments	61,625	55,100
Proceeds from maturities and redemptions of fixed-maturity investments, available-for-sale	76,208	40,423
Proceeds from sales of fixed-maturity investments, available-for-sale	115,032	—
Additions to software and equipment	(1,100)	(1,706)
Net cash used in investing activities	(47,908)	(47,657)
Cash flows from financing activities
Proceeds from issuance of common stock related to employee equity plans	3,881	2,778
Taxes paid related to net share settlement of equity awards	(17,647)	(10,428)
Repurchases of common stock	(27,675)	(25,943)
Net cash used in financing activities	(41,441)	(33,593)

Net increase in cash, cash equivalents and restricted cash	26,742	19,901
Cash, cash equivalents and restricted cash, beginning of period	43,937	54,308
Cash, cash equivalents and restricted cash, end of period	$70,679	$74,209

Supplemental disclosures of cash flow information
Interest paid	$12,750	$18,700
Income taxes refunded	32	—
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, which include the results of NMIH and its wholly-owned subsidiaries, have been prepared in accordance with the instructions to Form 10-Q as prescribed by the SEC for interim reporting and include other information and disclosures required by accounting principles generally accepted in the U.S. (GAAP). Our accounts are maintained in U.S. dollars. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2025, included in our 2025 10-K. All intercompany transactions have been eliminated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of income and expenses for the reporting period. Actual results could differ from those estimates. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (including normal recurring adjustments) that are necessary to present a fair statement of financial position, results of operations and cash flows for the periods presented. The results of operations for the interim period may not be indicative of the results that may be expected for the full year ending December 31, 2026.
Significant Accounting Principles
There have been no changes to our significant accounting principles as described in Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - Summary of Accounting Principles” of our 2025 10-K.
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
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of March 31, 2026	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$259,668	$1,328	$(3,812)	$257,184
Municipal debt securities	621,318	1,603	(27,656)	595,265
Corporate debt securities	2,210,982	13,083	(62,318)	2,161,747
U.S. agency mortgage-backed securities (1)	40,925	—	(349)	40,576
Other asset-backed securities	96,926	39	(3,014)	93,951
Total bonds	3,229,819	16,053	(97,149)	3,148,723
Short-term investments	25,384	—	*	25,384
Total investments	$3,255,203	$16,053	$(97,149)	$3,174,107

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2025	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$306,168	$2,544	$(1,684)	$307,028
Municipal debt securities	635,396	3,052	(26,879)	611,569
Corporate debt securities	2,047,122	27,504	(55,015)	2,019,611
U.S. agency mortgage-backed securities (1)	42,109	10	(48)	42,071
Other asset-backed securities	72,774	—	(2,649)	70,125
Total bonds	3,103,569	33,110	(86,275)	3,050,404
Short-term investments	86,605	15	(1)	86,619
Total investments	$3,190,174	$33,125	$(86,276)	$3,137,023
(1)    100% of our U.S. agency mortgage-backed securities at March 31, 2026 and December 31, 2025 are guaranteed by Ginnie Mae which has the full faith and credit of the U.S. federal government.
*    Amounts not identifiable due to rounding.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Financial	41%	39%
Consumer	27	28
Utilities	10	11
Industrial	9	9
Technology	6	6
Communications	5	6
Basic Materials	2	1
Total	100%	100%
As of both March 31, 2026 and December 31, 2025, approximately $5.4 million of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
We periodically recognize unsettled trade receivables or payables in connection with our investing activity. Unsettled trade receivables represent funds due but not yet received for the sale or maturity of investments at period end. Unsettled trade payables represent funds due but not yet paid for investments purchased at period end. “Accounts Payable and Accrued Expenses” on our condensed consolidated balance sheets included $17.3 million of unsettled trade payables related to the purchase of certain investment securities at March 31, 2026. No unsettled trade receivables were outstanding at March 31, 2026. No unsettled trade payables were outstanding at December 31, 2025. Unsettled trade receivables were immaterial at December 31, 2025.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Scheduled Maturities
The amortized cost and fair value of available-for-sale securities as of March 31, 2026 and December 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities and other asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

As of March 31, 2026	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$266,378	$264,645
Due after one through five years	1,672,647	1,619,527
Due after five through ten years	1,110,252	1,088,729
Due after ten years	68,075	66,679
U.S. agency mortgage-backed securities	40,925	40,576
Other asset-backed securities	96,926	93,951
Total investments	$3,255,203	$3,174,107

As of December 31, 2025	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$292,846	$292,232
Due after one through five years	1,713,613	1,672,123
Due after five through ten years	1,062,039	1,053,628
Due after ten years	6,793	6,844
U.S. agency mortgage-backed securities	42,109	42,071
Other asset-backed securities	72,774	70,125
Total investments	$3,190,174	$3,137,023
Aging of Unrealized Losses
As of March 31, 2026, the investment portfolio had gross unrealized losses of $97.1 million, of which $87.3 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2025, the investment portfolio had gross unrealized losses of $86.3 million, of which $84.3 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of March 31, 2026		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	18	$194,270	$(3,804)	1	$534	$(8)	19	$194,804	$(3,812)
Municipal debt securities	2	9,386	(6)	211	462,436	(27,650)	213	471,822	(27,656)
Corporate debt securities	82	470,222	(5,391)	148	756,507	(56,927)	230	1,226,729	(62,318)
U.S. agency mortgage-backed securities	3	40,576	(349)	—	—	—	3	40,576	(349)
Other asset-backed securities	12	65,553	(272)	15	22,393	(2,742)	27	87,946	(3,014)
Short-term investments	1	24,998	*	—	—	—	1	24,998	*
Total	118	$805,005	$(9,822)	375	$1,241,870	$(87,327)	493	$2,046,875	$(97,149)

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2025		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	11	$204,062	$(1,673)	5	$1,993	$(11)	16	$206,055	$(1,684)
Municipal debt securities	—	—	—	215	477,095	(26,879)	215	477,095	(26,879)
Corporate debt securities	13	43,546	(209)	159	836,050	(54,806)	172	879,596	(55,015)
U.S. agency mortgage-backed securities	2	27,109	(48)	—	—	—	2	27,109	(48)
Other asset-backed securities	7	33,836	(53)	16	36,289	(2,596)	23	70,125	(2,649)
Short-term investments	1	24,778	(1)	—	—	—	1	24,778	(1)
Total	34	$333,331	$(1,984)	395	$1,351,427	$(84,292)	429	$1,684,758	$(86,276)
*    Amounts not identifiable due to rounding.
Allowance for Credit Losses
As of March 31, 2026 and December 31, 2025, we did not recognize an allowance for credit loss for any security in the investment portfolio and we did not record any provision for credit loss for investment securities during the three months ended March 31, 2026 or 2025.
We evaluated the securities in an unrealized loss position as of March 31, 2026, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our assessment of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of March 31, 2026 are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the unrealized losses on securities held as of March 31, 2026 were primarily driven by fluctuations in interest rates, and to a lesser extent, movements in credit spreads following the purchase of those securities.
Net Investment Income
The following table presents the components of net investment income:

	For the three months ended March 31,
	2026	2025
	(In Thousands)
Investment income (1)	$28,953	$24,035
Investment expenses	(349)	(349)
Net investment income	$28,604	$23,686
(1)    Includes interest income recognized on cash and cash equivalents of $0.9 million during both the three months ended March 31, 2026 and 2025.
The following table presents the components of net realized investment (losses) gains:

	For the three months ended March 31,
	2026	2025
	(In Thousands)
Gross realized investment gains	$1,046	$24
Gross realized investment losses	(1,193)	—
Net realized investment (losses) gains	$(147)	$24

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
Assets Classified as Level 1 and Level 2
To determine the fair value of securities available-for-sale in Level 1 and Level 2 of the fair value hierarchy, independent pricing sources have been utilized. One price is provided per security based on observable market data. To ensure securities are appropriately classified in the fair value hierarchy, we review the pricing techniques and methodologies of the independent pricing sources and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. A variety of inputs are utilized by the independent pricing sources including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two -sided markets, benchmark securities, bids, offers and reference data including data published in market research publications. Inputs may be weighted differently for any security, and not all inputs are used for each security evaluation. Market indicators, industry and economic events are also considered. This information is evaluated using a multidimensional pricing model. Quality controls are performed by the independent pricing sources throughout this process, which include reviewing tolerance reports, trading information and data changes, and directional moves compared to market moves. This model combines all inputs to arrive at a value assigned to each security. We have not made any adjustments to the prices obtained from the independent pricing sources.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables present our financial instruments that are measured at fair value on a recurring basis by hierarchy level:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of March 31, 2026	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$257,184	$—	$—	$257,184
Municipal debt securities	—	595,265	—	595,265
Corporate debt securities	—	2,161,747	—	2,161,747
U.S. agency mortgage-backed securities	—	40,576	—	40,576
Other asset-backed securities	—	93,951	—	93,951
Cash, cash equivalents and short-term investments	96,063	—	—	96,063
Total assets	$353,247	$2,891,539	$—	$3,244,786

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2025	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$307,028	$—	$—	$307,028
Municipal debt securities	—	611,569	—	611,569
Corporate debt securities	—	2,019,611	—	2,019,611
U.S. agency mortgage-backed securities	—	42,071	—	42,071
Other asset-backed securities	—	70,125	—	70,125
Cash, cash equivalents and short-term investments	130,556	—	—	130,556
Total assets	$437,584	$2,743,376	$—	$3,180,960
There were no transfers between Level 2 and Level 3 of the fair value hierarchy during the three months ended March 31, 2026 or the year ended December 31, 2025.
Financial Instruments Not Measured at Fair Value
On May 21, 2024, we issued $425 million aggregate principal amount of senior unsecured notes that mature on August 15, 2029 (the 2024 Notes). At March 31, 2026, the 2024 Notes were carried at an amortized cost of $417.5 million, net of unamortized debt issuance costs and an original issue discount totaling $7.5 million, and had a fair value of $436.2 million as assessed under our Level 2 hierarchy. At December 31, 2025, the 2024 Notes were carried at an amortized cost of $417.0 million, net of unamortized debt issuance costs and an original issue discount totaling $8.0 million, and had a fair value of $441.3 million.
4. Debt
Senior Unsecured Notes
At March 31, 2026, we had $425 million aggregate principal amount of senior unsecured notes outstanding. The 2024 Notes were issued pursuant to an indenture, dated May 21, 2024, and bear interest at a rate of 6.00%, payable semi-annually on February 15 and August 15.
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
In connection with the 2024 Notes offering, we recorded capitalized debt issuance costs and an original issue discount of $10.9 million. Such amount will be amortized over the contractual life of the 2024 Notes using the effective interest method and included in interest expense. The effective interest rate on the 2024 Notes is 6.583%. At March 31, 2026 and December 31, 2025, $7.5 million and $8.0 million, respectively, of unamortized debt issuance costs and original issue discount remained.
At March 31, 2026 and December 31, 2025, $3.3 million and $9.6 million, respectively, of accrued and unpaid interest on the 2024 Notes was included in “Accounts Payable and Accrued Expenses” on our condensed consolidated balance sheets.
Revolving Credit Facility
On April 29, 2024, we entered into a new $250 million five-year unsecured revolving credit facility (the 2024 Revolving Credit Facility) to replace our then outstanding $250 million four-year secured revolving credit facility (the 2021 Revolving Credit Facility). The 2024 Revolving Credit Facility matures on May 21, 2029. Borrowings under the 2024 Revolving Credit Facility may be used for general corporate purposes, including to support growth, new business production and operations, and accrue interest at a variable rate equal to, at our discretion, (i) a Base Rate (as defined in the 2024 Revolving Credit Facility) subject to a floor of 1.00% per annum plus a margin of 0.375% to 1.875% per annum, or (ii) the Adjusted Term Secured Overnight Financing Rate (SOFR, as defined in the 2024 Revolving Credit Facility) plus a margin of 1.375% to 2.875% per annum, with the margin in each of (i) or (ii) based on our applicable corporate credit rating at the time. As of March 31, 2026 and December 31, 2025, no amounts were drawn under the 2024 Revolving Credit Facility.
Under the 2024 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of March 31, 2026, the applicable commitment fee was 0.175%. For the three months ended March 31, 2026 and 2025, we recorded $0.1 million of commitment fees in interest expense.
We incurred debt issuance costs of $2.1 million in connection with the 2024 Revolving Credit Facility and had $0.6 million of unamortized debt issuance costs associated with the 2021 Revolving Credit Facility remaining at the time of its replacement. Combined unamortized debt issuance costs are amortized through interest expense on a straight-line basis over the contractual life of the 2024 Revolving Credit Facility. At March 31, 2026 and December 31, 2025, remaining unamortized deferred debt issuance costs of $1.7 million and $1.8 million, respectively, were recorded in “Other Assets” on our condensed consolidated balance sheets.
Under the 2024 Revolving Credit Facility we are subject to certain covenants, including a maximum debt-to-total capitalization ratio of 35%, a minimum consolidated net worth requirement (as defined therein), and a requirement to maintain compliance with the financial standards prescribed by the private mortgage insurer eligibility requirements (PMIERs). We were in compliance with all covenants at March 31, 2026.

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
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended March 31,
	2026	2025
	(In Thousands)
Net premiums written
Direct	$186,006	$174,415
Ceded (1)	(34,180)	(31,029)
Net premiums written	$151,826	$143,386

Net premiums earned
Direct	$188,986	$180,456
Ceded (1)	(34,180)	(31,090)
Net premiums earned	$154,806	$149,366
(1)    Net of profit commission.
Quota Share Reinsurance
NMIC is party to nine quota share reinsurance treaties – the 2018 QSR Transaction, effective January 1, 2018, the 2020 QSR Transaction, effective April 1, 2020, the 2021 QSR Transaction, effective January 1, 2021, the 2022 QSR Transaction, effective October 1, 2021, the 2022 Seasoned QSR Transaction, effective July 1, 2022, the 2023 QSR Transaction, effective January 1, 2023, the 2024 QSR Transaction, effective January 1, 2024, the 2025 QSR Transaction, effective January 1, 2025, and the 2026 QSR Transaction, effective January 1, 2026 – which we refer to collectively as the QSR Transactions.
Under each of the QSR Transactions, NMIC cedes a proportional share of its risk on eligible policies to panels of third-party reinsurance providers in exchange for reimbursement of ceded claims and claim expenses on covered policies, a ceding commission and a profit commission (up to a contractually defined maximum) that varies directly and inversely with ceded claims.
NMIC holds optional termination rights which provide it with the discretion to terminate each QSR Transaction on or after a specified date. NMIC may also terminate any or all of the QSR Transactions without penalty if, due to a change in PMIERs requirements, it is no longer able to take full PMIERs asset credit for the RIF ceded under the respective agreements. Additionally, under the terms of the QSR Transactions, NMIC may elect to selectively terminate its engagement with individual reinsurers on a run-off basis (i.e., reinsurers continue providing coverage on all risk ceded prior to the termination date, with no new cessions going forward) or cut-off basis (i.e., the reinsurance arrangement is completely terminated with NMIC recapturing all previously ceded risk) under certain circumstances. Such selective termination rights arise when, among other reasons, a reinsurer experiences a deterioration in its capital position below a prescribed threshold and/or a reinsurer breaches (and fails to cure) its collateral posting obligations under the relevant agreement.
Each of the third-party reinsurance providers that is party to the QSR Transactions has an insurer financial strength rating of A- or better by S&P, A.M. Best or both.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the inception date, covered production period, ceding commission and profit commission for each outstanding QSR Transaction. Current amounts are presented as of March 31, 2026.

	Inception Date	Covered Production	Ceding Percentage	Ceding Commission	Profit Commission
2018 QSR	1/1/2018	1/1/2018 – 12/31/2018 1/1/2019 – 12/31/2019	16% 13% (1)	42%	up to 45%
2020 QSR	4/1/2020	4/1/2020 – 12/31/2020	21%	45%	up to 45%
2021 QSR	1/1/2021	1/1/2021 – 10/30/2021	20%	35%	up to 54%
2022 QSR	10/1/2021	10/30/2021 – 12/31/2022	20%	20%	up to 68%
2022 Seasoned QSR	7/1/2022	1/1/2013 – 12/31/2016 7/1/2019 –3/31/2020	48% (2)	53%	up to 38%
2023 QSR	1/1/2023	1/1/2023 – 12/31/2023	20%	20%	up to 63%
2024 QSR	1/1/2024	1/1/2024 – 12/31/2024	20%	20%	up to 56%
2025 QSR	1/1/2025	1/1/2025 – 12/31/2025	20%	20%	up to 62%
2026 QSR	1/1/2026	1/1/2026 – 12/31/2026	25%	21%	up to 61%
(1)    Under the terms of the 2018 QSR Transaction, NMIC cedes premiums earned related to 16% of the risk on eligible policies written in 2018 and 13% of the risk on eligible policies written in 2019.
(2)    Under the terms of the 2022 Seasoned QSR Transaction, NMIC cedes premiums earned related to 48% of the risk on eligible policies after the consideration of coverage provided under any other QSR Transaction.
NMIC has also entered into two additional quota share reinsurance treaties that will provide sequential coverage for mortgage insurance policies to be written in 2027 and 2028 (the 2027 QSR Transaction and 2028 QSR Transaction). Under the terms of the 2027 QSR Transaction, NMIC will cede premiums earned related to 35% of the risk on eligible policies written between January 1, 2027 and December 31, 2027. Under the terms of the 2028 QSR Transaction, NMIC will cede premiums earned related to 25% of the risk on eligible policies written between January 1, 2028 and December 31, 2028.
The following table shows amounts related to the QSR Transactions:

	As of and for the three months ended
	March 31, 2026	March 31, 2025
	(In Thousands)
Ceded risk-in-force	$12,189,562	$12,888,870
Ceded premiums earned	(37,930)	(41,011)
Ceded claims and claim expenses	4,890	523
Ceding commission earned	10,205	9,768
Profit commission	17,131	23,398
NMIC had aggregate reinsurance recoverables related to the QSR Transactions of $39.7 million and $38.6 million as of March 31, 2026 and December 31, 2025, respectively. NMIC's reinsurance recoverable balance is supported by collateral trust accounts established and maintained by each reinsurer in accordance with the terms of the QSR Transactions and the PMIERs funding requirements for risk ceded to non-affiliated reinsurers.
We remain directly liable for all claim payments if we are unable to collect the recoverables due from our reinsurers and establish an allowance for expected credit loss against our reinsurance recoverable if we do not expect to recover amounts due from one or more of our reinsurance counterparties. Our reinsurance recoverable is reported net of such allowance, if any. We actively monitor the counterparty credit profiles of our reinsurers and each is required to partially collateralize its obligations under the terms of the QSR Transactions. The allowance for credit loss established against our reinsurance recoverable was deemed immaterial as of March 31, 2026 and December 31, 2025.
Excess-of-loss Reinsurance
Traditional Reinsurance
NMIC is party to eight excess-of-loss reinsurance agreements with broad panels of third-party reinsurers – the 2022-1 XOL Transaction, effective April 1, 2022, the 2022-2 XOL Transaction, effective July 1, 2022, the 2022-3 XOL Transaction, effective October 1, 2022, the 2023-1 XOL Transaction, effective January 1, 2023, the 2023-2 XOL Transaction, effective July 1,

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2023, the 2024 XOL Transaction, effective January 1, 2024, the 2025 XOL Transaction, effective January 1, 2025, and the 2026-1 XOL Transaction, effective January 1, 2026 – which we refer to collectively as the XOL Transactions. Each XOL Transaction provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the reinsurers then provide second layer loss protection up to a defined reinsurance coverage amount. The reinsurance coverage amount of each XOL Transaction is set to approximate the PMIERs minimum required assets of its reference pool and decreases from its peak over a ten-year period in the event the PMIERs minimum required assets of the pool declines. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
Under the terms of the XOL Transactions, NMIC makes risk premium payments to its third-party reinsurance providers for the outstanding reinsurance coverage amount and ceded aggregate premiums earned of $11.0 million and $10.2 million during the three months ended March 31, 2026 and 2025, respectively. NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each agreement. NMIC did not cede any incurred losses on covered policies under the XOL Transactions during the three months ended March 31, 2026 and 2025, as the aggregate first layer risk retention for each agreement was not exhausted during such periods.
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding XOL Transaction. Current amounts are presented as of March 31, 2026.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2022-1 XOL	April 1, 2022	10/1/2021 – 3/31/2022	$289,741	$137,567	$133,366	$128,264
2022-2 XOL	July 1, 2022	4/1/2022 – 6/30/2022	154,306	109,595	78,906	72,011
2022-3 XOL	October 1, 2022	7/1/2022 – 9/30/2022	96,779	70,905	106,265	100,303
2023-1 XOL	January 1, 2023	10/1/2022 – 6/30/2023	89,864	59,249	146,513	140,573
2023-2 XOL	July 1, 2023	7/1/2023 – 12/31/2023	100,777	57,358	136,875	134,382
2024 XOL	January 1, 2024	1/1/2024 – 12/31/2024	162,500	143,357	312,172	310,606
2025 XOL	January 1, 2025	1/1/2025 – 12/31/2025	283,849	275,896	321,331	321,331
2026-1 XOL(2)	January 1, 2026	1/1/2026 – 12/31/2026	42,371	42,371	76,881	76,881
(1)    NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure and cedes reserves for incurred claims and claim expenses to each applicable XOL Transaction and recognizes a reinsurance recoverable if such incurred claims and claim expenses exceed its current first layer retained loss.
(2)    The initial reinsurance coverage, current reinsurance coverage, initial first layer retained loss and current first layer retained loss for the 2026-1 XOL Transaction will increase as incremental covered production is ceded under the transaction through December 31, 2026.
NMIC has also entered into two additional excess-of-loss reinsurance treaties that will incept and provide coverage in future periods. The 2026-2 XOL Transaction will incept on April 1, 2026 and provide $148 million of aggregate excess-of-loss coverage for mortgage insurance policies covered under the existing 2021-1 ILN Transaction, and the 2027 XOL Transaction will provide $125 million of aggregate excess-of-loss coverage for mortgage insurance policies to be written in 2027.
Insurance-Linked Notes
NMIC is a party to reinsurance agreements with Oaktown Re VI Ltd. and Oaktown Re VII Ltd. (special purpose reinsurance entities collectively referred to as the Oaktown Re Vehicles) effective April 27, 2021 and October 26, 2021,

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
NMIC makes risk premium payments to the Oaktown Re Vehicles for the applicable outstanding reinsurance coverage amount and pays an additional amount for anticipated operating expenses (capped at $250 thousand per year). NMIC ceded aggregate premiums to the Oaktown Re Vehicles of $2.4 million and $3.3 million during the three months ended March 31, 2026 and 2025, respectively.
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to the Oaktown Re Vehicles during the three months ended March 31, 2026 and 2025, as the aggregate first layer risk retention for each applicable agreement was not exhausted during such periods.
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding ILN Transaction. Current amounts are presented as of March 31, 2026.

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2021-1 ILN (4)	April 27, 2021	10/1/2020 – 3/31/2021 (2)	$367,238	$71,735	$163,708	$161,975
2021-2 ILN	October 26, 2021	4/1/2021 – 9/30/2021 (3)	363,596	163,111	146,229	143,359

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
(4)    Effective April 27, 2026, NMIC exercised its optional call to terminate a reinsurance agreement with and the associated insurance-linked notes issued by Oaktown Re VI Ltd. In connection with the termination, NMIC's excess of loss reinsurance agreement with Oaktown Re VI Ltd. was commuted and the insurance-linked notes issued by Oaktown Re VI Ltd. were redeemed in full with a distribution of remaining collateral assets.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. Reserves for Insurance Claims and Claim Expenses
We hold gross reserves in an amount equal to the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. A loan is considered to be in “default” as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. As of March 31, 2026, we held gross reserves for insurance claims and claim expenses of $211.2 million. During the three months ended March 31, 2026, we paid 170 claims totaling $10.8 million, including 164 claims covered under the QSR Transactions representing $2.1 million of ceded claims and claim expenses.
We had 8,044 loans in default in our primary insured portfolio as of March 31, 2026, which represented a 1.17% default rate against 684,977 total policies in-force, and 7,661 loans in default in our primary insured portfolio as of December 31, 2025, which represented a 1.12% default rate against 684,058 total policies in-force. The size of the reserve we establish for each defaulted loan (and by extension our aggregate reserve for claims and claim expenses) reflects our best estimate of the future claim payment to be made for each individual loan in default. Our future claims exposure is a function of the number of defaulted loans that progress to claim payment (which we refer to as frequency) and the amount to be paid to settle such claims (which we refer to as severity). Our estimates of claims frequency and severity are not formulaic, rather they are broadly synthesized based on historical observed experience for similarly situated loans and assumptions about future macroeconomic factors.
The following table provides a reconciliation of the beginning and ending gross reserve balances for insurance claims and claim expenses:

	For the three months ended March 31,
	2026	2025
	(In Thousands)
Beginning balance	$196,429	$152,071
Less reinsurance recoverables (1)	(38,577)	(32,260)
Beginning balance, net of reinsurance recoverables	157,852	119,811

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	47,150	34,559
Prior years (3)	(26,489)	(30,081)
Total claims and claim expenses incurred	20,661	4,478

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	—
Prior years (3)	8,682	4,076
Reinsurance terminations (4)	(1,670)	(255)
Total claims and claim expenses paid	7,012	3,821

Reserve at end of period, net of reinsurance recoverables	171,501	120,468
Add reinsurance recoverables (1)	39,703	31,379
Ending balance	$211,204	$151,847
(1)    Related to ceded losses recoverable under the QSR Transactions. See Note 5, “Reinsurance” for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $34.8 million attributed to net case reserves and $11.7 million attributed to net IBNR reserves for the three months ended March 31, 2026 and $25.9 million attributed to net case reserves and $8.1 million attributed to net IBNR reserves for the three months ended March 31, 2025.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $15.2 million attributed to net case reserves and $10.8 million attributed to net IBNR reserves for the three months ended March 31, 2026 and $21.8 million attributed to net case reserves and $8.1 million attributed to net IBNR reserves for the three months ended March 31, 2025.
(4)    Represents the settlement of reinsurance recoverables in conjunction with the termination or amendment of certain QSR Transactions.

The “claims incurred” section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves, and is presented net of reinsurance. The amount of claims incurred relating to current year defaults increased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to an increase in the total number of new delinquencies emerging during the period tied to the growth and natural seasoning of our portfolio, and an increase in the average case reserves established against newly defaulted loans. Our provision for claims and claim expenses during both the three months ended March 31, 2026 and 2025 benefited from favorable development on prior year defaults. We recognized $26.5 million and $30.1 million of favorable prior year development during the three months ended March 31, 2026 and 2025, respectively, primarily due to cure activity and ongoing analysis of recent loss development trends. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $153.0 million related to prior year defaults remained as of March 31, 2026.
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
The following table reconciles the net income and the weighted average shares of common stock outstanding used in the computations of basic and diluted EPS of common stock:

	For the three months ended March 31,
	2026	2025
	(In Thousands, except for per share data)
Net income – basic and diluted	$99,330	$102,559

Basic weighted average shares outstanding	76,175	78,407
Dilutive effect of issuable shares	1,260	1,451
Diluted weighted average shares outstanding	77,435	79,858

Earnings per share
Basic	$1.30	$1.31
Diluted	$1.28	$1.28

Anti-dilutive shares	6	—
8. Segment Reporting
We manage our business activities on a consolidated basis under a single reportable operating segment and our Chief Executive Officer (CEO) serves as our Chief Operating Decision Maker (CODM).
Our Mortgage Insurance segment provides private mortgage insurance and ancillary loan review services, and our CODM evaluates our performance and allocates resources based on our consolidated financial results, including consolidated revenue, expenses, net income, assets and shareholders' equity. Our CODM reviews consolidated net income to assess segment profit and loss, and also evaluates the broader set of metrics to gauge our financial performance and make strategic decisions, such as whether to reinvest profits in our Mortgage Insurance segment or return capital to shareholders.
The significant revenue and expense categories that are regularly reviewed by our CODM align with those presented on our condensed consolidated statements of operations and comprehensive income, and segment assets align with total assets as presented on our condensed consolidated balance sheets. The accounting policies governing our Mortgage Insurance segment are

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
the same as those described in Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - Summary of Accounting Principles” of our 2025 10-K.
Investment income, also referred to as interest revenue, is reported within “Net Investment Income” on our condensed consolidated statements of operations and was $29.0 million and $24.0 million for the three months ended March 31, 2026 and 2025, respectively. Amortization and depreciation expense for software, equipment, and leasehold improvements was $2.5 million and $2.9 million for the three months ended March 31, 2026 and 2025, respectively.
9. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. Taxable income is reported on our consolidated U.S. federal and various state income tax returns, filed by NMIH on behalf of itself and its subsidiaries. Our effective tax rate on pre-tax income was 20.5% and 21.9% for the three months ended March 31, 2026 and 2025, respectively. Our provision for income taxes for interim reporting periods is established based on our estimated annual effective tax rate for a given year. Our effective tax rate may fluctuate between interim periods due to the impact of discrete items not included in our estimated annual effective tax rate, including the tax effects associated with the vesting of RSUs and exercise of options. Such items are treated on a discrete basis in the reporting period in which they occur.
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent. As a result, our interim provision for income taxes for the three months ended March 31, 2026 and 2025 primarily represents a change in our net deferred tax liability. As of March 31, 2026 and December 31, 2025, we held $400.3 million of tax and loss bonds in “Prepaid Federal Income Taxes” on our condensed consolidated balance sheets.
10. Stockholders' Equity
During the three months ended March 31, 2026, we repurchased 0.7 million shares at an average price of $38.65 per share (excluding associated costs and applicable taxes). As of March 31, 2026, we had $198.2 million of repurchase authorization remaining through December 31, 2027. The authorization provides us with the flexibility, based on market and business conditions, stock price and other factors, to repurchase stock through open market purchases, privately negotiated transactions, or other means, including pursuant to Rule 10b5-1 trading plans.
11. Premiums Receivable, Net

Premiums receivable consists of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the associated receivable is written off against earned premium and the related insurance policy is canceled. Premiums receivable may be written off prior to 120 days in the ordinary course of business for non-credit events including, but not limited to, the modification or refinancing of an underlying insured loan. We established a $1.4 million reserve for premium write-offs at both March 31, 2026 and December 31, 2025.
We separately recognize an allowance for credit losses for premiums receivable based on credit losses expected to arise over the life of the receivable. Due to the nature of our insurance policies (a necessary precondition for access to mortgage credit for covered borrowers) and the short duration of the related receivables, we do not typically experience credit losses against our premium receivables and the allowance for credit loss established on premium receivable was deemed immaterial at March 31, 2026 and December 31, 2025.
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
NMIC and Re One generated combined statutory net income of $32.8 million and $36.8 million for the three months ended March 31, 2026 and 2025, respectively.

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
The following table presents NMIC's statutory surplus, contingency reserve, statutory capital and risk-to-capital (RTC) ratio as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
	(In Thousands)
Statutory surplus	$1,042,766	$1,010,274
Contingency reserve	2,328,669	2,245,272
Statutory capital (1)	$3,371,435	$3,255,546

Risk-to-capital	13.3:1	13.0:1
(1)    Represents the total of the statutory surplus and contingency reserve.
Re One had $2.1 million of statutory capital at both March 31, 2026 and December 31, 2025.
NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware law provides that dividends are only payable out of a corporation's capital surplus or, subject to certain limitations, recent net profits.
NMIC and Re One are subject to certain rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs that may restrict their ability to pay dividends to NMIH. NMIC has the capacity to pay $101.0 million of aggregate ordinary dividends to NMIH during the twelve-month period ending December 31, 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
    The following analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 10-K, as well as the “Glossary of Abbreviations and Acronyms” above, for a more complete understanding of our financial position and results of operations. In addition, investors should review the “Cautionary Note Regarding Forward-Looking Statements” above and the “Risk Factors” detailed in Part II, Item 1A of this report and in Part I, Item 1A of our 2025 10-K, as subsequently updated in other reports we file with the SEC, for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. Our results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year or for any other period.
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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of March 31, 2026, we had issued master policies with 2,209 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of March 31, 2026, we had $222.3 billion of primary IIF and $59.5 billion of primary RIF.
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
Our common stock trades on the Nasdaq under the symbol “NMIH.” Our headquarters is located in Emeryville, California. As of March 31, 2026, we had 225 employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
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
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of March 31, 2026 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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

NIW and primary IIF	As of and for the three months ended
	March 31, 2026		March 31, 2025
	NIW	IIF	NIW	IIF
	(In Millions)
Monthly	$11,935	$206,025	$9,049	$193,856
Single	324	16,293	172	17,452
Total	$12,259	$222,318	$9,221	$211,308
NIW increased 33% during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to growth in our customer franchise and market presence tied to the increased penetration of existing customer accounts and new customer activations, as well as an increase in the size of the total mortgage insurance market.
Primary IIF increased 5% at March 31, 2026 compared to March 31, 2025, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of in-force policies. Our persistency rate was 82.2% at March 31, 2026 compared to 84.3% at March 31, 2025.

The following table presents net premiums written and earned for the periods indicated:

Net premiums written and earned	For the three months ended March 31,
	2026	2025
	(In Thousands)
Net premiums written	$151,826	$143,386
Net premiums earned	154,806	149,366
Net premiums written increased 6% during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Net premiums earned increased 4% during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The growth in net premiums written and earned was primarily driven by growth in our monthly IIF and direct monthly pay premium receipts, partially offset by the impact of ceded premiums written and earned under our third-party reinsurance transactions. The growth in net premiums earned was further impacted by a reduction in the contribution of earnings from single premium policies.
Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
	($ Values In Millions, except as noted below)
New insurance written	$12,259	$14,203	$13,012	$12,464	$9,221
Percentage of monthly premium	97%	97%	98%	98%	98%
Percentage of single premium	3%	3%	2%	2%	2%
New risk written	$3,124	$3,631	$3,399	$3,260	$2,428
Insurance-in-force (1)	$222,318	$221,448	$218,376	$214,653	$211,308
Percentage of monthly premium	93%	93%	92%	92%	92%
Percentage of single premium	7%	7%	8%	8%	8%
Risk-in-force (1)	$59,517	$59,313	$58,538	$57,496	$56,515
Policies in force (count) (1)	684,977	684,058	677,010	668,638	661,490
Average loan size ($ value in thousands) (1)	$325	$324	$323	$321	$319
Coverage percentage (2)	26.8%	26.8%	26.8%	26.8%	26.7%
Loans in default (count) (1)	8,044	7,661	7,093	6,709	6,859
Default rate (1)	1.17%	1.12%	1.05%	1.00%	1.04%
Risk-in-force on defaulted loans (1)	$701	$656	$600	$569	$567
Average net premium yield (3)	0.28%	0.28%	0.28%	0.28%	0.28%
Earnings from cancellations	$0.6	$0.8	$0.7	$0.7	$0.6
Annual persistency (4)	82.2%	83.4%	83.9%	84.1%	84.3%
Quarterly run-off (5)	5.1%	5.1%	4.3%	4.3%	3.9%
(1)    Reported as of the end of the period.
(2)    Calculated as end of period RIF divided by end of period IIF.
(3)    Calculated as net premiums earned divided by average primary IIF for the period, annualized.
(4)    Defined as the percentage of IIF that remains on our books after a given twelve-month period.
(5)    Defined as the percentage of IIF that is no longer on our books after a given three-month period.

The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	As of and for the three months ended March 31,
	2026	2025
	(In Millions)
IIF, beginning of period	$221,448	$210,183
NIW	12,259	9,221
Cancellations, principal repayments and other reductions	(11,389)	(8,096)
IIF, end of period	$222,318	$211,308
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
The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of March 31,
	2026		2025
	IIF	RIF	IIF	RIF
Book year	(In Millions)
2026	$12,189	$3,106	$—	$—
2025	43,833	11,412	9,152	2,409
2024	35,260	9,394	42,379	11,242
2023	27,059	7,168	33,286	8,789
2022	40,061	10,834	46,203	12,356
2021 and before	63,916	17,603	80,288	21,719
Total	$222,318	$59,517	$211,308	$56,515
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

NIW by FICO	For the three months ended March 31,
	2026	2025
	(In Millions)
>= 760	$7,237	$4,971
740-759	2,161	1,753
720-739	1,452	1,177
700-719	719	665
680-699	379	413
<=679	311	242
Total	$12,259	$9,221
Weighted average FICO	762	758

NIW by LTV	For the three months ended March 31,
	2026	2025
	(In Millions)
95.01% and above	$1,506	$1,147
90.01% to 95.00%	4,982	4,274
85.01% to 90.00%	3,840	2,751
85.00% and below	1,931	1,049
Total	$12,259	$9,221
Weighted average LTV	91.4%	92.2%

NIW by purchase/refinance mix	For the three months ended March 31,
	2026	2025
	(In Millions)
Purchase	$9,367	$8,822
Refinance	2,892	399
Total	$12,259	$9,221
The tables below present our total primary IIF and RIF by FICO and LTV, and total primary RIF by loan type as of the dates indicated.

Primary IIF by FICO	As of March 31,
	2026		2025
	($ Values In Millions)
>= 760	$112,057	50%	$106,004	50%
740-759	40,270	18	37,716	18
720-739	30,551	14	29,430	14
700-719	20,349	9	19,737	9
680-699	13,271	6	13,324	6
<=679	5,820	3	5,097	3
Total	$222,318	100%	$211,308	100%

Primary RIF by FICO	As of March 31,
	2026		2025
	($ Values In Millions)
>= 760	$29,675	50%	$28,117	50%
740-759	10,854	18	10,132	18
720-739	8,293	14	7,966	14
700-719	5,590	9	5,384	10
680-699	3,628	6	3,610	6
<=679	1,477	3	1,306	2
Total	$59,517	100%	$56,515	100%

Primary IIF by LTV	As of March 31,
	2026		2025
	($ Values In Millions)
95.01% and above	$27,419	12%	$24,167	12%
90.01% to 95.00%	109,554	49	104,312	49
85.01% to 90.00%	65,693	30	64,298	30
85.00% and below	19,652	9	18,531	9
Total	$222,318	100%	$211,308	100%

Primary RIF by LTV	As of March 31,
	2026		2025
	($ Values In Millions)
95.01% and above	$8,631	15%	$7,546	13%
90.01% to 95.00%	32,314	54	30,804	55
85.01% to 90.00%	16,250	27	15,957	28
85.00% and below	2,322	4	2,208	4
Total	$59,517	100%	$56,515	100%

Primary RIF by Loan Type	As of March 31,
	2026	2025
Fixed	98%	98%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	2	2
Total	100%	100%

The table below presents selected primary portfolio statistics, by book year, as of March 31, 2026.

	As of March 31, 2026
Book Year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values In Millions)
2017 and prior	$58,804	$3,112	5%	237,512	17,167	360	617	2.1%	0.4%	2.1%
2018	27,295	1,823	7%	104,043	10,044	374	214	2.5%	0.6%	3.7%
2019	45,141	4,717	10%	148,423	21,671	402	126	2.2%	0.4%	1.9%
2020	62,702	15,320	24%	186,174	56,248	559	81	1.4%	0.3%	1.0%
2021	85,574	38,944	46%	257,972	134,406	1,632	191	3.3%	0.7%	1.2%
2022	58,734	40,061	68%	163,281	120,023	2,292	316	17.0%	1.6%	1.9%
2023	40,473	27,059	67%	111,994	80,907	1,183	110	16.3%	1.2%	1.5%
2024	46,044	35,260	77%	120,747	98,403	962	23	15.4%	0.8%	1.0%
2025	48,900	43,833	90%	125,570	115,779	280	—	8.3%	0.2%	0.2%
2026	12,259	12,189	99%	30,457	30,329	—	—	—%	—%	—%
Total	$485,926	$222,318		1,486,173	684,977	8,044	1,678
(1)    Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.
(2)    Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.
(3)    Calculated as the number of loans in default divided by number of policies in force.
Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the dates indicated. The distribution of our primary RIF as of March 31, 2026 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of March 31,
	2026	2025
California	10.1%	10.1%
Texas	8.3	8.5
Florida	7.2	7.3
Georgia	4.0	4.1
Illinois	4.0	3.8
Virginia	3.7	3.7
Washington	3.6	3.9
Pennsylvania	3.6	3.4
Ohio	3.5	3.3
New York	3.3	3.2
Total	51.3%	51.3%
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

The following table provides a reconciliation of the beginning and ending gross reserve balances for insurance claims and claim expenses:

	For the three months ended March 31,
	2026	2025
	(In Thousands)
Beginning balance	$196,429	$152,071
Less reinsurance recoverables (1)	(38,577)	(32,260)
Beginning balance, net of reinsurance recoverables	157,852	119,811

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	47,150	34,559
Prior years (3)	(26,489)	(30,081)
Total claims and claim expenses incurred	20,661	4,478

Less claims paid:
Claims and claim expenses paid:
Current year (2)	—	—
Prior years (3)	8,682	4,076
Reinsurance terminations (4)	(1,670)	(255)
Total claims and claim expenses paid	7,012	3,821

Reserve at end of period, net of reinsurance recoverables	171,501	120,468
Add reinsurance recoverables (1)	39,703	31,379
Ending balance	$211,204	$151,847
(1)    Related to ceded losses recoverable under the QSR Transactions. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance” for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $34.8 million attributed to net case reserves and $11.7 million attributed to net IBNR reserves for the three months ended March 31, 2026 and $25.9 million attributed to net case reserves and $8.1 million attributed to net IBNR reserves for the three months ended March 31, 2025.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $15.2 million attributed to net case reserves and $10.8 million attributed to net IBNR reserves for the three months ended March 31, 2026 and $21.8 million attributed to net case reserves and $8.1 million attributed to net IBNR reserves for the three months ended March 31, 2025.
(4)    Represents the settlement of reinsurance recoverables in conjunction with the termination or amendment of certain QSR Transactions.

The “claims incurred” section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $153.0 million related to prior year defaults remained as of March 31, 2026.

The following table provides a reconciliation of the beginning and ending count of loans in default:

	For the three months ended March 31,
	2026	2025
Beginning default inventory	7,661	6,642
Plus: new defaults	2,717	2,421
Less: cures	(2,160)	(2,094)
Less: claims paid	(170)	(95)
Less: rescission and claims denied	(4)	(15)
Ending default inventory	8,044	6,859
Ending default inventory increased from March 31, 2025 to March 31, 2026, primarily due to the growth and seasoning of our insured portfolio, partially offset by cure activity within our default population during the intervening period.
The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions for the periods indicated:

	For the three months ended March 31,
	2026	2025
	($ Values In Thousands)
Number of claims paid (1)	170	95
Total amount paid for claims	$10,776	$5,225
Average amount paid per claim	$63	$55
Severity (2)	88%	69%
(1)    Count includes 12 and 20 claims settled without payment during the three months ended March 31, 2026 and 2025, respectively.
(2)    Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.

We paid 170 and 95 claims during the three months ended March 31, 2026 and 2025, respectively. The number of claims paid in each period was modest relative to the size of our insured portfolio and we generally observe that the borrowers of the loans we insure are well-situated with strong credit profiles, stable 30-year fixed rate mortgages, manageable debt service obligations and significant appreciated equity in their homes. An increase in the value of the homes collateralizing the mortgages we insure provides defaulted borrowers with alternative paths and incentives to cure their loan prior to the development of a claim.
Our claims severity was 88% and 69% for the three months ended March 31, 2026 and 2025, respectively. The increase in claims severity for the three months ended March 31, 2026, was primarily due to an increase in the proportion of claims related to loans originated in more recent years. These loans generally have less accumulated equity than loans from earlier vintages, which typically results in a higher frequency and severity of claims payments. An increase in the value of the homes collateralizing the mortgages we insure provides additional equity support to our risk exposure and raises the prospect of a third-party sale of a foreclosed property, which can mitigate the severity of our settled claims.
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

The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated:

Average reserve per default:	As of March 31,
	2026	2025
	(In Thousands)
Case (1)	$24.1	$20.3
IBNR (1)(2)	2.2	1.8
Total	$26.3	$22.1
(1)    Defined as the gross reserve per insured loan in default.
(2)    Amount includes claims adjustment expenses.
Average reserve per default increased from March 31, 2025 to March 31, 2026, primarily due to changes in the composition of our default inventory as measured by the size, vintage and current estimated LTV of defaulted loans between the measurement dates. Average reserves per default were further impacted by changes in observed and forecasted housing market conditions and macroeconomic factors between the measurement dates.
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
By April 15th of each year, NMIC must certify it met all PMIERs requirements as of December 31st of the prior year. We certified to the GSEs by April 15, 2026 that NMIC was in full compliance with the PMIERs as of December 31, 2025. NMIC also has an ongoing obligation to immediately notify the GSEs in writing upon discovery of a failure to meet one or more of the PMIERs requirements. We continuously monitor NMIC's compliance with the PMIERs.
The following table provides a comparison of the PMIERs available assets and net risk-based required asset amount as reported by NMIC as of the dates indicated:

	As of March 31,
	2026	2025
	(In Thousands)
Available assets	$3,630,735	$3,230,653
Net risk-based required assets	2,165,418	1,867,414
Available assets were $3.6 billion at March 31, 2026, compared to $3.2 billion at March 31, 2025. The $400 million increase in available assets between the dates presented was primarily driven by NMIC's positive cash flow from operations during the intervening period, partially offset by the payment of an ordinary course dividend from NMIC to NMIH in June 2025.

Net risk-based required assets were $2.2 billion at March 31, 2026, compared to $1.9 billion at March 31, 2025. The $298 million increase in the net risk-based required asset amount between the dates presented was primarily due to the growth in our gross RIF and aggregate gross risk-based required asset amount, and was further impacted by the increase in our default inventory and defaulted RIF.

Consolidated Results of Operations

Consolidated statements of operations	For the three months ended March 31,		$ Change	% Change
	2026	2025	2026 vs. 2025
Revenues	($ In Thousands, except for per share data)
Net premiums earned	$154,806	$149,366	$5,440	4%
Net investment income	28,604	23,686	4,918	21
Net realized investment (losses) gains	(147)	24	(171)	(713)
Other revenues	212	170	42	25
Total revenues	183,475	173,246	10,229	6
Expenses
Insurance claims and claim expenses	20,661	4,478	16,183	361
Underwriting and operating expenses	30,623	30,175	448	1
Service expenses	139	116	23	20
Interest expense	7,109	7,106	3	—
Total expenses	58,532	41,875	16,657	40

Income before income taxes	124,943	131,371	(6,428)	(5)
Income tax expense	25,613	28,812	(3,199)	(11)
Net income	$99,330	$102,559	$(3,229)	(3)%

Earnings per share - Basic	$1.30	$1.31	$(0.01)	(1)%
Earnings per share - Diluted	$1.28	$1.28	$—	—%

Loss ratio (1)	13.3%	3.0%
Expense ratio (2)	19.8%	20.2%
Combined ratio	33.1%	23.2%

	For the three months ended March 31,		$ Change	% Change
Non-GAAP financial measures (3)	2026	2025	2026 vs. 2025
	($ In Thousands, except for per share data)
Adjusted income before tax	$125,090	$131,347	$(6,257)	(5)%
Adjusted net income	99,446	102,540	(3,094)	(3)
Adjusted diluted EPS	1.28	1.28	—	—
(1)    Loss ratio is calculated by dividing insurance claims and claim expenses by net premiums earned.
(2)    Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.
(3)    See “Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures,” below.

Revenues
Net premiums earned increased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to growth in our monthly IIF and direct monthly pay premium receipts, partially offset by the impact of ceded premiums under our third-party reinsurance transactions and a reduction in the contribution of earnings from single premium policies.
Net investment income increased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to growth in the size of our total invested asset base, as well as an increase in the book yield of our investment portfolio tied to the deployment of new cash flows and reinvestment of rolling maturities at incrementally higher rates.
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
Insurance claims and claim expenses increased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase in the number of newly defaulted loans that emerged during the period and the establishment of initial reserves against such loans, as well as an increase in the average case reserves held against previously defaulted loans that aged in their delinquency status, partially offset by the release of a portion of the reserves we established for anticipated claims payments in prior periods in connection with cure activity and the ongoing analysis of recent loss development trends.
Underwriting and operating expenses increased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase in certain technology expenses and employee compensation costs, partially offset by an increase in ceding commissions received under our QSR Transactions and a decline in depreciation and amortization expenses.
Service expenses represent third-party costs incurred by NMIS in connection with the services it provides. Changes in service expenses primarily reflect changes in NMIS' outsourced loan review volume. Amounts incurred as service expenses generally correspond with amounts recognized in other revenues in the same periods.
Interest expense primarily reflects the carrying costs of our outstanding debt. For further information, see Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt.”
Income tax expense decreased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to a decline in our pre-tax income and a decrease in our effective tax rate. Our effective tax rate on pre-tax income was 20.5% for the three months ended March 31, 2026, compared to 21.9% for the three months ended March 31, 2025. As a U.S. taxpayer, we are subject to a statutory U.S. federal corporate income tax rate of 21%. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year and reflects the impact of discrete tax effects in the period in which they occur. Our effective tax rate for the three months ended March 31, 2026 and 2025 reflects the discrete tax effects of the vesting of RSUs, and our effective tax for the three months ended March 31, 2026 further reflects the exercise of options. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes.”
Net Income
Net income and adjusted net income decreased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase in our insurance claims and claim expenses, partially offset by growth in our total revenues. Diluted and adjusted diluted EPS were unchanged for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, with the decrease in net income and adjusted net income offset by a decline in the number of weighted average diluted shares outstanding tied to share repurchase activity.

The non-GAAP financial measures of adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the three months ended March 31,		$ Change	% Change
	2026	2025	2026 vs. 2025
As reported	($ In Thousands, except for per share data)
Income before income taxes	$124,943	$131,371	$(6,428)	(5)%
Income tax expense	25,613	28,812	(3,199)	(11)
Net income	$99,330	$102,559	$(3,229)	(3)%

Adjustments
Net realized investment losses (gains)	147	(24)	171	(713)%
Adjusted income before tax	$125,090	$131,347	$(6,257)	(5)%

Income tax expense (benefit) on adjustments (1)	31	(5)	36	(720)%
Adjusted net income	$99,446	$102,540	$(3,094)	(3)%

Weighted average diluted shares outstanding	77,435	79,858	(2,423)	(3)%
Adjusted diluted EPS	$1.28	$1.28	$—	—%
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

Consolidated balance sheets	March 31, 2026	December 31, 2025	$ Change	% Change
	(In Thousands)
Total investment portfolio	$3,174,107	$3,137,023	$37,084	1%
Cash and cash equivalents	70,679	43,937	26,742	61
Premiums receivable, net	86,861	86,259	602	1
Deferred policy acquisition costs, net	64,330	64,372	(42)	—
Software and equipment, net	20,887	21,727	(840)	(4)
Reinsurance recoverable	39,703	38,577	1,126	3
Prepaid federal income taxes	400,258	400,258	—	—
Other assets	52,813	48,945	3,868	8
Total assets	$3,909,638	$3,841,098	$68,540	2%
Debt	$417,522	$417,031	$491	—%
Unearned premiums	43,680	46,660	(2,980)	(6)
Accounts payable and accrued expenses	104,835	101,595	3,240	3
Reserve for insurance claims and claim expenses	211,204	196,429	14,775	8
Deferred tax liability, net	491,879	478,890	12,989	3
Other liabilities	8,086	8,507	(421)	(5)
Total liabilities	1,277,206	1,249,112	28,094	2
Total shareholders' equity	2,632,432	2,591,986	40,446	2
Total liabilities and shareholders' equity	$3,909,638	$3,841,098	$68,540	2%
Total cash and investments increased at March 31, 2026 compared to December 31, 2025 with the addition of incremental cash provided by operating activities, partially offset by share repurchase activity during the three months ended March 31, 2026 and an increase in the unrealized loss position of our fixed income portfolio primarily tied to changes in interest rates during the period. Cash and investments at March 31, 2026 included $73.0 million held by NMIH.
Net premiums receivable represents premiums due on our mortgage insurance policies and may fluctuate based on changes in our monthly premium policies in force, where premiums are generally paid one month in arrears, and the pace of settlement of previously outstanding receivables.
Net deferred policy acquisition costs decreased at March 31, 2026 compared to December 31, 2025 primarily due to the recognition of previously deferred policy acquisition costs during the three months ended March 31, 2026, largely offset by the deferral of certain costs associated with the origination of new policies during the period.

Net software and equipment decreased at March 31, 2026 compared to December 31, 2025 due to the amortization of previously capitalized amounts during the three months ended March 31, 2026, partially offset by the capitalization of certain software and equipment expenditures during the period.
Reinsurance recoverable increased at March 31, 2026 compared to December 31, 2025 due to an increase in ceded losses recoverable under our QSR Transactions tied to an increase in our gross reserve for insurance claims and claim expenses during the three months ended March 31, 2026.
Prepaid federal income taxes represent tax and loss bonds purchased in connection with our claimed tax deduction for our statutory contingency reserve position. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes.”
Other assets increased at March 31, 2026 compared to December 31, 2025 primarily due to an increase in accrued investment income and prepaid expenses during the three months ended March 31, 2026.
Unearned premiums decreased at March 31, 2026 compared to December 31, 2025 due to the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies and the cancellations of other single premium policies during the three months ended March 31, 2026, partially offset by single premium policy originations during the period.
Accounts payable and accrued expenses increased at March 31, 2026 compared to December 31, 2025 primarily due to an increase in unsettled trade payables related to the purchase of certain investment securities, as well as an increase in taxes payable during the three months ended March 31, 2026, partially offset by the settlement of previously accrued compensation expenses and accrued interest on the 2024 Notes, which is payable semi-annually in February and August, during the period.
Reserve for insurance claims and claim expenses increased at March 31, 2026 compared to December 31, 2025 with the establishment of initial reserves on newly defaulted loans and an increase in the average case reserves held against previously defaulted loans that aged in their delinquency status during the three months ended March 31, 2026. The increase was partially offset by the release of a portion of the reserves we established for anticipated claims payments in prior periods (in connection with cure activity and ongoing analysis of recent loss development trends), as well as the payment of previously reserved claims during the period. See “Insurance Claims and Claim Expenses,” above for further details.
Net deferred tax liability increased at March 31, 2026 compared to December 31, 2025 due to an increase in the claimed deductibility of our statutory contingency reserve during the three months ended March 31, 2026, partially offset by an increase in the aggregate unrealized loss position of our fixed income portfolio recorded in other comprehensive income during the period. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes.”
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the three months ended March 31,		$ Change
	2026	2025	2026 vs. 2025
Net cash provided by (used in):	(In Thousands)
Operating activities	$116,091	$101,151	$14,940
Investing activities	(47,908)	(47,657)	(251)
Financing activities	(41,441)	(33,593)	(7,848)
Net increase in cash and cash equivalents	$26,742	$19,901	$6,841
Net cash provided by operating activities increased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to increases in our net premium receipts, growth in our investment income and a decrease in interest payments on the 2024 Notes tied to the timing of the first semi-annual interest payment made in February 2025, partially offset by an increase in claim settlement costs.
Cash used in investing activities for the three months ended March 31, 2026 and 2025 reflects the purchase of fixed and short-term maturities with cash provided by operating activities, and the reinvestment of sales proceeds, maturities, redemptions, and coupon payments within our investment portfolio.
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
As of March 31, 2026, NMIH had $73.0 million of cash, cash equivalents and investments. NMIH’s principal sources of net cash are dividends from its subsidiaries and investment income. NMIC has the capacity to pay $101 million of aggregate ordinary dividends to NMIH during the twelve-month period ending December 31, 2026. NMIH also has access to $250 million of undrawn revolving credit capacity under the 2024 Revolving Credit Facility.
On February 5, 2025, our Board of Directors authorized a $250 million repurchase program, effective through December 31, 2027. The authorization provides NMIH with the flexibility, based on market and business conditions, stock price and other factors, to repurchase stock from time to time through open market repurchases, privately negotiated transactions, or other means, including pursuant to Rule 10b5-1 trading plans.
During the three months ended March 31, 2026, NMIH repurchased 0.7 million shares of common stock at a total cost of $27.7 million, excluding associated costs and applicable taxes. As of March 31, 2026, NMIH had $198.2 million of repurchase authority remaining.
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
Under the 2024 Revolving Credit Facility, NMIH is required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of March 31, 2026, the applicable commitment fee was 0.175%.
We are subject to certain covenants under the 2024 Revolving Credit Facility, including: a maximum debt-to-total capitalization ratio of 35%, a minimum consolidated net worth requirement (as defined therein), and a requirement to maintain compliance with the financial standards prescribed by the PMIERs (subject to any GSE approved waivers). We were in compliance with all covenants at March 31, 2026.
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and by the GSEs. Under Wisconsin insurance laws, NMIC and Re One may pay dividends up to specified levels (i.e., “ordinary” dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts, or “extraordinary” dividends, are subject to the Wisconsin OCI's prior approval. Under Wisconsin insurance laws, an ordinary dividend is defined as any payment or distribution that, together with other dividends and distributions made within the preceding twelve months, is less than the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the twelve-month period ending the preceding December 31. NMIC has the capacity to pay $101 million of aggregate ordinary dividends to NMIH during the twelve-month period ending December 31, 2026.
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
As of March 31, 2026, NMIC had a RTC ratio of 13.3:1 with $45.0 billion of primary RIF, net of reinsurance, and $3.4 billion of total statutory capital, including contingency reserves. Re One has no RIF remaining and no longer reports a RTC ratio.
NMIC’s principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At March 31, 2026, NMIC had $3.2 billion of cash and investments, including $37.1 million of cash and cash equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended March 31, 2026, NMIC generated $423 million of cash flow from operations and received an additional $577 million of cash flow on the sale, maturity and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC’s principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC’s only use of cash with the potential to develop along an unscheduled path is claims payments. Given the relatively small size of our current population of defaulted policies, the generally extended duration of the default-to-foreclosure-to-claim cycle, and the potential availability of forbearance, foreclosure moratorium and other borrower assistance programs (which serve to further extend the default-to-foreclosure-to-claim cycle timeline), we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.
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
Our investment portfolio is comprised entirely of fixed maturity instruments. As of March 31, 2026, the fair value of our investment portfolio was $3.2 billion and we held an additional $70.7 million of cash and cash equivalents. Pre-tax book yield on the investment portfolio for the three months ended March 31, 2026 was 3.5%. Book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. The yield on our investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our holdings and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	March 31, 2026	December 31, 2025
Corporate debt securities	67%	64%
Municipal debt securities	18	19
U.S. treasury securities and obligations of U.S. government agencies	8	10
Cash, cash equivalents, and short-term investments	3	4
Other asset-backed securities	3	2
U.S. agency mortgage-backed securities	1	1
Total	100%	100%

Investment portfolio ratings at fair value (1)	March 31, 2026	December 31, 2025
AAA (2)	6%	7%
AA (3)	35	37
A (3)	52	48
BBB (3)	7	8
Total	100%	100%
(1)    Excluding certain operating cash accounts.
(2)    Includes short-term securities rated A-1+.
(3)    Includes +/– ratings.

All of our investments are rated by one or more nationally recognized statistical rating organizations. If three or more ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Investment Securities - Allowance for credit losses
We did not recognize an allowance for credit loss for any security in the investment portfolio as of March 31, 2026 or December 31, 2025, and we did not record any provision for credit loss for investment securities during the three months ended March 31, 2026 or 2025.
As of March 31, 2026, the investment portfolio had gross unrealized losses of $97.1 million, of which $87.3 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2025, the investment portfolio had gross unrealized losses of $86.3 million, of which $84.3 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer.
We evaluated the securities in an unrealized loss position as of March 31, 2026, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our assessment of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of March 31, 2026 are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the unrealized losses on securities held as of March 31, 2026 were primarily driven by fluctuations in interest rates, and to a lesser extent, movements in credit spreads following the purchase of those securities.
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
We believe that the assumptions and estimates associated with revenue recognition and reserves for insurance claims and claim expenses have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates. There have not been any material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2025 10-K.

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
The carrying value of our investment portfolio as of March 31, 2026 and December 31, 2025 was $3.2 billion and $3.1 billion, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of March 31, 2026, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.69 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.69% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 3.70 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.70% in fair value of our fixed income portfolio.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2026, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
Item 1A. Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item 1A of our 2025 10-K. As of the date of this report, we are not aware of any material changes in our risk factors from the risk factors disclosed in our 2025 10-K. You should carefully consider the risks and uncertainties described herein and in our 2025 10-K, which have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The risks described herein and in our 2025 10-K are not the only risks we face, as there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, which may in the future adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases of NMI Holdings, Inc. common stock by us during the three months ended March 31, 2026.

($ In Thousands, except for per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Program (1)
Period:
1/1/2026 to 1/31/2026	229,580	$38.82	229,580	$216,960
2/1/2026 to 2/28/2026	203,957	39.71	203,957	208,861
3/1/2026 to 3/31/2026	282,210	37.74	282,210	198,211
Total	715,747		715,747
(1)    On February 5, 2025, our Board of Directors authorized a $250 million share repurchase program (the 2025 Repurchase Program), effective through December 31, 2027. See Part I, Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 10, Stockholder's Equity” for additional information.

Item 5. Other Information
10b5-1 Trading Arrangements
Our Section 16 officers and directors (each as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans for the purchase or sale of the Company's stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the quarter ended March 31, 2026, none of our Section 16 officers or directors adopted, modified or terminated “Rule 10b5-1 trading arrangements” or "non-Rule 10b5-1 trading arrangements" (each as defined in Item 408 under Regulation S-K).

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

10.22 ~	NMI Holdings, Inc. Amended and Restated Severance Benefit Plan (incorporated herein by reference to Exhibit 10.22 to our Form 10-Q, filed on November 5, 2025)
10.23 ~	NMI Holdings, Inc. Amended and Restated Change in Control Severance Benefit Plan (incorporated herein by reference to Exhibit 10.23 to our Form 10-Q, filed on November 5, 2025)
10.24 ~	Offer Letter by and between NMI Holdings, Inc. and William Leatherberry, dated July 11, 2014 (incorporated herein by reference to Exhibit 10.10 to our Form 10-Q, filed on April 28, 2016)
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

19.1	Insider Trading and Information Policy (incorporated herein by reference to Exhibit 19.1 to our Form 10-K, filed on February 12, 2026)
21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	NMI Holdings, Inc. Compensation Recovery Policy, Effective September 13, 2023 (incorporated herein by reference to Exhibit 97.1 to our Form 10-K, filed on February 15, 2024)
101	The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (Unaudited) formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2026 and 2025 (Unaudited);

(iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2026 and 2025 (Unaudited);
(iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 (Unaudited); and
(v) Notes to Condensed Consolidated Financial Statements (Unaudited). The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
104	The cover page from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
~	Indicates a management contract or compensatory plan or contract.
+	Confidential treatment granted as to certain portions, which portions have been filed separately with the SEC.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
Date: April 30, 2026

By: /s/ Aurora Swithenbank
Name: Aurora Swithenbank
Title: Chief Financial Officer and Duly Authorized Signatory