Form 10-Q
period 2026-06-30
NMI Holdings, Inc.
filed 2026-07-31
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on July 27, 2026 was 75,217,851 shares.

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
•changes in the charters, business practices, policy, pricing or priorities of Fannie Mae and Freddie Mac (collectively, the GSEs), which may include decisions that have the impact of decreasing or discontinuing the use of mortgage insurance as credit enhancement generally, or with first-time homebuyers or on very high-LTV mortgages; or changes in the direction of housing policy objectives of the Federal Housing Finance Agency (FHFA), such as the FHFA's priority to increase the accessibility to and affordability of homeownership for low- and moderate-income borrowers and underrepresented communities;
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
•potential legal and regulatory claims, investigations, actions, audits or inquiries that could result in adverse judgments, settlements, fines or other relief that could require significant expenditures or have other negative effects on our business;

•our ability to successfully execute and implement our capital plans, including our ability to access the equity, credit and reinsurance markets and to enter into, and receive approval of, reinsurance arrangements on terms and conditions that are acceptable to us, the GSEs and our regulators;
•lenders, the GSEs, or other market participants seeking alternatives to private mortgage insurance;
•our ability to implement our business strategy, including our ability to write mortgage insurance on high-quality low down payment residential mortgage loans, successfully and timely implement complex infrastructure, systems, procedures, and internal controls to support our business and regulatory and reporting requirements of the insurance industry;
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
•effectiveness and security of our information technology systems and digital products and services, including the risks these systems, products or services may fail to operate as expected or planned, or expose us to cybersecurity or third-party risks (including exposure of our confidential customer and other information); and
•our ability to recruit, train and retain key personnel.
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

PART I
Item 1. Financial Statements

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2026	December 31, 2025
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $3,346,838 and $3,190,174)	$3,257,940	$3,137,023
Cash and cash equivalents	72,122	43,937
Premiums receivable, net	86,778	86,259
Accrued investment income	30,874	27,253
Deferred policy acquisition costs, net	64,647	64,372
Software and equipment, net	20,755	21,727
Intangible assets and goodwill	3,634	3,634
Reinsurance recoverable	40,434	38,577
Prepaid federal income taxes	400,258	400,258
Other assets	19,933	18,058
Total assets	$3,997,375	$3,841,098

Liabilities
Debt	$418,021	$417,031
Unearned premiums	41,506	46,660
Accounts payable and accrued expenses	98,597	101,595
Reserve for insurance claims and claim expenses	214,583	196,429
Deferred tax liability, net	511,347	478,890
Other liabilities	8,125	8,507
Total liabilities	1,292,179	1,249,112
Commitments and contingencies

Shareholders' equity
Common stock - $0.01 par value; 88,995,839 shares issued and 75,367,346 shares outstanding as of June 30, 2026 and 88,371,465 shares issued and 76,285,242 shares outstanding as of December 31, 2025 (250,000,000 shares authorized)	890	884
Additional paid-in capital	1,012,534	1,016,772
Treasury stock, at cost: 13,628,493 and 12,086,223 common shares as of June 30, 2026 and December 31, 2025, respectively	(411,207)	(351,772)
Accumulated other comprehensive loss, net of tax	(74,324)	(46,083)
Retained earnings	2,177,303	1,972,185
Total shareholders' equity	2,705,196	2,591,986
Total liabilities and shareholders' equity	$3,997,375	$3,841,098

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(In Thousands, except for per share data)
Revenues
Net premiums earned	$157,524	$149,066	$312,330	$298,432
Net investment income	30,331	24,949	58,935	48,635
Net realized investment losses	(229)	(400)	(376)	(376)
Other revenues	265	164	477	334
Total revenues	187,891	173,779	371,366	347,025
Expenses
Insurance claims and claim expenses	13,147	13,445	33,808	17,923
Underwriting and operating expenses	30,492	29,508	61,115	59,683
Service expenses	190	110	329	226
Interest expense	7,116	7,115	14,225	14,221
Total expenses	50,945	50,178	109,477	92,053

Income before income taxes	136,946	123,601	261,889	254,972
Income tax expense	31,158	27,450	56,771	56,262
Net income	$105,788	$96,151	$205,118	$198,710

Earnings per share
Basic	$1.40	$1.23	$2.70	$2.54
Diluted	$1.38	$1.21	$2.66	$2.50

Weighted average common shares outstanding
Basic	75,779	77,987	75,977	78,197
Diluted	76,585	79,256	77,010	79,557

Net income	$105,788	$96,151	$205,118	$198,710
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains in accumulated other comprehensive loss, net of tax (benefit) expense of $(1,686) and $5,570 for the three months ended June 30, 2026 and 2025, and $(7,645) and $13,756 for the six months ended June 30, 2026 and 2025, respectively	(6,345)	20,955	(28,761)	51,750
Reclassification adjustment for realized losses included in net income, net of tax benefit of $48 and $84 for the three months ended June 30, 2026 and 2025, and $138 and $79 for the six months ended June 30, 2026 and 2025, respectively	181	316	520	297
Other comprehensive (loss) income, net of tax	(6,164)	21,271	(28,241)	52,047
Comprehensive income	$99,624	$117,422	$176,877	$250,757

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2025	76,285	$884	$1,016,772	$(351,772)	$(46,083)	$1,972,185	$2,591,986
Common stock: shares issued under stock plans, net of shares withheld for employee taxes	580	6	(13,772)	—	—	—	(13,766)
Repurchase of common stock	(716)	—	—	(27,723)	—	—	(27,723)
Share-based compensation expense	—	—	4,682	—	—	—	4,682
Change in unrealized investment gains/losses, net of tax benefit of $5,869	—	—	—	—	(22,077)		(22,077)
Net income	—	—	—	—	—	99,330	99,330
Balances, March 31, 2026	76,149	$890	$1,007,682	$(379,495)	$(68,160)	$2,071,515	$2,632,432
Common stock: shares issued under stock plans, net of shares withheld for employee taxes	44	*	(454)	—	—	—	(454)
Repurchase of common stock	(826)	—	—	(31,712)	—	—	(31,712)
Share-based compensation expense	—	—	5,306	—	—	—	5,306
Change in unrealized investment gains/losses, net of tax benefit of $1,638	—	—	—	—	(6,164)	—	(6,164)
Net income	—	—	—	—	—	105,788	105,788
Balances, June 30, 2026	75,367	$890	$1,012,534	$(411,207)	$(74,324)	$2,177,303	$2,705,196
*    During the three months ended June 30, 2026, we issued 44,295 common shares with a par value of $0.01 in connection with the exercise of options and vesting of restricted stock units granted under our stock plans, which is not identifiable in this schedule due to rounding.

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

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities	(In Thousands)
Net income	$205,118	$198,710
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	376	376
Depreciation and amortization	4,956	5,726
Net accretion of discount on investment securities	(1,298)	(1,634)
Amortization of debt discount and debt issuance costs	1,255	1,192
Deferred income taxes	39,964	41,361
Share-based compensation expense	9,988	9,464
Changes in operating assets and liabilities:
Premiums receivable, net	(519)	(843)
Accrued investment income	(3,621)	(1,990)
Deferred policy acquisition costs, net	(275)	179
Reinsurance recoverable	(1,857)	(445)
Other assets	(2,894)	(6,089)
Unearned premiums	(5,154)	(11,058)
Reserve for insurance claims and claim expenses	18,154	10,962
Reinsurance balances, net	—	(132)
Accounts payable and accrued expenses	(5,472)	(16,272)
Net cash provided by operating activities	258,721	229,507
Cash flows from investing activities
Purchase of short-term investments	(88,548)	(91,711)
Purchase of fixed-maturity investments, available-for-sale	(504,331)	(253,319)
Proceeds from maturities of short-term investments	86,625	55,100
Proceeds from maturities and redemptions of fixed-maturity investments, available-for-sale	138,631	137,935
Proceeds from sales of fixed-maturity investments, available-for-sale	214,753	13,563
Additions to software and equipment	(3,481)	(3,354)
Net cash used in investing activities	(156,351)	(141,786)
Cash flows from financing activities
Proceeds from issuance of common stock related to employee equity plans	3,904	2,828
Taxes paid related to net share settlement of equity awards	(18,124)	(10,921)
Repurchases of common stock	(59,965)	(49,923)
Net cash used in financing activities	(74,185)	(58,016)

Net increase in cash, cash equivalents and restricted cash	28,185	29,705
Cash, cash equivalents and restricted cash, beginning of period	43,937	54,308
Cash, cash equivalents and restricted cash, end of period	$72,122	$84,013

Supplemental disclosures of cash flow information
Interest paid	$12,750	$18,700
Income taxes paid	14,164	22,811
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
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of June 30, 2026	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$219,938	$343	$(5,481)	$214,800
Municipal debt securities	593,325	760	(28,261)	565,824
Corporate debt securities	2,251,283	9,065	(61,801)	2,198,547
U.S. agency mortgage-backed securities (1)	39,399	—	(492)	38,907
Other asset-backed securities	153,714	40	(3,033)	150,721
Total bonds	3,257,659	10,208	(99,068)	3,168,799
Short-term investments	89,179	—	(38)	89,141
Total investments	$3,346,838	$10,208	$(99,106)	$3,257,940

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2025	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$306,168	$2,544	$(1,684)	$307,028
Municipal debt securities	635,396	3,052	(26,879)	611,569
Corporate debt securities	2,047,122	27,504	(55,015)	2,019,611
U.S. agency mortgage-backed securities (1)	42,109	10	(48)	42,071
Other asset-backed securities	72,774	—	(2,649)	70,125
Total bonds	3,103,569	33,110	(86,275)	3,050,404
Short-term investments	86,605	15	(1)	86,619
Total investments	$3,190,174	$33,125	$(86,276)	$3,137,023
(1)    100% of our U.S. agency mortgage-backed securities at June 30, 2026 and December 31, 2025 were guaranteed by Ginnie Mae, which has the full faith and credit of the U.S. federal government.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Financial	41%	39%
Consumer	27	28
Industrial	10	9
Utilities	9	11
Technology	6	6
Communications	5	6
Basic Materials	2	1
Total	100%	100%
As of both June 30, 2026 and December 31, 2025, approximately $5.4 million of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair value of available-for-sale securities as of June 30, 2026 and December 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities and other asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

As of June 30, 2026	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$367,919	$365,515
Due after one through five years	1,562,455	1,501,354
Due after five through ten years	1,161,537	1,140,487
Due after ten years	61,814	60,956
U.S. agency mortgage-backed securities	39,399	38,907
Other asset-backed securities	153,714	150,721
Total investments	$3,346,838	$3,257,940

As of December 31, 2025	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$292,846	$292,232
Due after one through five years	1,713,613	1,672,123
Due after five through ten years	1,062,039	1,053,628
Due after ten years	6,793	6,844
U.S. agency mortgage-backed securities	42,109	42,071
Other asset-backed securities	72,774	70,125
Total investments	$3,190,174	$3,137,023
Aging of Unrealized Losses
As of June 30, 2026, the investment portfolio had gross unrealized losses of $99.1 million, of which $85.3 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2025, the investment portfolio had gross unrealized losses of $86.3 million, of which $84.3 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of June 30, 2026		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	18	$192,601	$(5,474)	1	$534	$(7)	19	$193,135	$(5,481)
Municipal debt securities	6	32,254	(98)	200	436,770	(28,163)	206	469,024	(28,261)
Corporate debt securities	126	654,587	(7,645)	143	730,591	(54,156)	269	1,385,178	(61,801)
U.S. agency mortgage-backed securities	3	38,907	(492)	—	—	—	3	38,907	(492)
Other asset-backed securities	12	83,725	(104)	14	19,930	(2,929)	26	103,655	(3,033)
Short-term investments	7	88,755	(38)	—	—	—	7	88,755	(38)
Total	172	$1,090,829	$(13,851)	358	$1,187,825	$(85,255)	530	$2,278,654	$(99,106)

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2025		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	11	$204,062	$(1,673)	5	$1,993	$(11)	16	$206,055	$(1,684)
Municipal debt securities	—	—	—	215	477,095	(26,879)	215	477,095	(26,879)
Corporate debt securities	13	43,546	(209)	159	836,050	(54,806)	172	879,596	(55,015)
U.S. agency mortgage-backed securities	2	27,109	(48)	—	—	—	2	27,109	(48)
Other asset-backed securities	7	33,836	(53)	16	36,289	(2,596)	23	70,125	(2,649)
Short-term investments	1	24,778	(1)	—	—	—	1	24,778	(1)
Total	34	$333,331	$(1,984)	395	$1,351,427	$(84,292)	429	$1,684,758	$(86,276)
Allowance for Credit Losses
As of June 30, 2026 and December 31, 2025, we did not recognize an allowance for credit loss for any security in the investment portfolio and we did not record any provision for credit loss for investment securities during the three or six months ended June 30, 2026 or 2025.
We evaluated the securities in an unrealized loss position as of June 30, 2026, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our assessment of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of June 30, 2026 are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the unrealized losses on securities held as of June 30, 2026 were primarily driven by fluctuations in interest rates, and to a lesser extent, movements in credit spreads following the purchase of those securities.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Investment Income
The following table presents the components of net investment income:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(In Thousands)
Investment income (1)	$30,682	$25,263	$59,635	$49,298
Investment expenses	(351)	(314)	(700)	(663)
Net investment income	$30,331	$24,949	$58,935	$48,635
(1)    Includes interest income recognized on cash and cash equivalents of $0.8 million and $1.7 million during the three and six months ended June 30, 2026, respectively, and $1.1 million and $2.0 million during the three and six months ended June 30, 2025, respectively.
The following table presents the components of net realized investment losses:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(In Thousands)
Gross realized investment gains	$722	$—	$1,768	$24
Gross realized investment losses	(951)	(400)	(2,144)	(400)
Net realized investment losses	$(229)	$(400)	$(376)	$(376)
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The following tables present our financial instruments that are measured at fair value on a recurring basis by hierarchy level:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2026	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$214,800	$—	$—	$214,800
Municipal debt securities	—	565,824	—	565,824
Corporate debt securities	—	2,198,547	—	2,198,547
U.S. agency mortgage-backed securities	—	38,907	—	38,907
Other asset-backed securities	—	150,721	—	150,721
Cash, cash equivalents and short-term investments	161,263	—	—	161,263
Total assets	$376,063	$2,953,999	$—	$3,330,062

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2025	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$307,028	$—	$—	$307,028
Municipal debt securities	—	611,569	—	611,569
Corporate debt securities	—	2,019,611	—	2,019,611
U.S. agency mortgage-backed securities	—	42,071	—	42,071
Other asset-backed securities	—	70,125	—	70,125
Cash, cash equivalents and short-term investments	130,556	—	—	130,556
Total assets	$437,584	$2,743,376	$—	$3,180,960
There were no transfers between Level 2 and Level 3 of the fair value hierarchy during the six months ended June 30, 2026 or the year ended December 31, 2025.
Financial Instruments Not Measured at Fair Value
On May 21, 2024, we issued $425 million aggregate principal amount of senior unsecured notes that mature on August 15, 2029 (the 2024 Notes). At June 30, 2026, the 2024 Notes were carried at an amortized cost of $418.0 million, net of unamortized debt issuance costs and an original issue discount totaling $7.0 million, and had a fair value of $434.0 million as assessed under our Level 2 hierarchy. At December 31, 2025, the 2024 Notes were carried at an amortized cost of $417.0 million, net of unamortized debt issuance costs and an original issue discount totaling $8.0 million, and had a fair value of $441.3 million.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. Debt
Senior Unsecured Notes
At June 30, 2026, we had $425 million aggregate principal amount of senior unsecured notes outstanding. The 2024 Notes were issued pursuant to an indenture, dated May 21, 2024, and bear interest at a rate of 6.00%, payable semi-annually on February 15 and August 15.
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
In connection with the 2024 Notes offering, we recorded capitalized debt issuance costs and an original issue discount of $10.9 million. Such amount will be amortized over the contractual life of the 2024 Notes using the effective interest method and included in interest expense. The effective interest rate on the 2024 Notes is 6.583%. At June 30, 2026 and December 31, 2025, $7.0 million and $8.0 million, respectively, of unamortized debt issuance costs and original issue discount remained.
At both June 30, 2026 and December 31, 2025, $9.6 million of accrued and unpaid interest on the 2024 Notes was included in “Accounts Payable and Accrued Expenses” on our condensed consolidated balance sheets.
Revolving Credit Facility
On April 29, 2024, we entered into a new $250 million five-year unsecured revolving credit facility (the 2024 Revolving Credit Facility) to replace our then outstanding $250 million four-year secured revolving credit facility (the 2021 Revolving Credit Facility). The 2024 Revolving Credit Facility matures on May 21, 2029. Borrowings under the 2024 Revolving Credit Facility may be used for general corporate purposes, including to support growth, new business production and operations, and accrue interest at a variable rate equal to, at our discretion, (i) a Base Rate (as defined in the 2024 Revolving Credit Facility) subject to a floor of 1.00% per annum plus a margin of 0.375% to 1.875% per annum, or (ii) the Adjusted Term Secured Overnight Financing Rate (SOFR, as defined in the 2024 Revolving Credit Facility) plus a margin of 1.375% to 2.875% per annum, with the margin in each of (i) or (ii) based on our applicable corporate credit rating at the time. As of June 30, 2026 and December 31, 2025, no amounts were drawn under the 2024 Revolving Credit Facility.
Under the 2024 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of June 30, 2026, the applicable commitment fee was 0.175%. For the three and six months ended June 30, 2026, we recorded $0.1 million and $0.2 million, respectively, of commitment fees in interest expense.
We incurred debt issuance costs of $2.1 million in connection with the 2024 Revolving Credit Facility and had $0.6 million of unamortized debt issuance costs associated with the 2021 Revolving Credit Facility remaining at the time of its replacement. Combined unamortized debt issuance costs are amortized through interest expense on a straight-line basis over the contractual life of the 2024 Revolving Credit Facility. At June 30, 2026 and December 31, 2025, remaining unamortized deferred debt issuance costs of $1.5 million and $1.8 million, respectively, were recorded in “Other Assets” on our condensed consolidated balance sheets.
Under the 2024 Revolving Credit Facility we are subject to certain covenants, including a maximum debt-to-total capitalization ratio of 35%, a minimum consolidated net worth requirement (as defined therein), and a requirement to maintain compliance with the financial standards prescribed by the private mortgage insurer eligibility requirements (PMIERs). We were in compliance with all covenants at June 30, 2026.

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
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(In Thousands)
Net premiums written
Direct	$187,213	$177,914	$373,219	$352,329
Ceded (1)	(31,864)	(33,861)	(66,044)	(64,890)
Net premiums written	$155,349	$144,053	$307,175	$287,439

Net premiums earned
Direct	$189,388	$182,931	$378,374	$363,387
Ceded (1)	(31,864)	(33,865)	(66,044)	(64,955)
Net premiums earned	$157,524	$149,066	$312,330	$298,432
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the inception date, covered production period, ceding commission and profit commission for each outstanding QSR Transaction. Current amounts are presented as of June 30, 2026.

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
The following table shows amounts related to the QSR Transactions:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2026	2025	2026	2025
	(In Thousands)
Ceded risk-in-force	$12,637,648	$12,764,708	$12,637,648	$12,764,708
Ceded premiums earned	(38,505)	(40,227)	(76,435)	(81,238)
Ceded claims and claim expenses (1)	3,127	3,253	8,017	3,776
Ceding commission earned	10,172	9,669	20,377	19,437
Profit commission	19,400	19,958	36,531	43,356
(1)    Includes a $0.3 million termination fee for the three and six months ended June 30, 2025 incurred in connection with the amendment of certain QSR Transactions.
NMIC had aggregate reinsurance recoverables related to the QSR Transactions of $40.4 million and $38.6 million as of June 30, 2026 and December 31, 2025, respectively. NMIC's reinsurance recoverable balance is supported by collateral trust accounts established and maintained by each reinsurer in accordance with the terms of the QSR Transactions and the PMIERs funding requirements for risk ceded to non-affiliated reinsurers.
We remain directly liable for all claim payments if we are unable to collect the recoverables due from our reinsurers and establish an allowance for expected credit loss against our reinsurance recoverable if we do not expect to recover amounts due from one or more of our reinsurance counterparties. Our reinsurance recoverable is reported net of such allowance, if any. We actively monitor the counterparty credit profiles of our reinsurers and each is required to partially collateralize its obligations under the terms of the QSR Transactions. The allowance for credit loss established against our reinsurance recoverable was deemed immaterial as of June 30, 2026 and December 31, 2025.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Excess-of-loss Reinsurance
Traditional Reinsurance
NMIC is party to nine excess-of-loss reinsurance agreements with broad panels of third-party reinsurers – the 2022-1 XOL Transaction, effective April 1, 2022, the 2022-2 XOL Transaction, effective July 1, 2022, the 2022-3 XOL Transaction, effective October 1, 2022, the 2023-1 XOL Transaction, effective January 1, 2023, the 2023-2 XOL Transaction, effective July 1, 2023, the 2024 XOL Transaction, effective January 1, 2024, the 2025 XOL Transaction, effective January 1, 2025, the 2026-1 XOL Transaction, effective January 1, 2026, and the 2026-2 XOL Transaction, effective April 1, 2026 – which we refer to collectively as the XOL Transactions. Each XOL Transaction provides NMIC with aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies. Under each agreement, NMIC retains a first layer of aggregate loss exposure on covered policies and the reinsurers then provide second layer loss protection up to a defined reinsurance coverage amount. The reinsurance coverage amount of each XOL Transaction is set to approximate the PMIERs minimum required assets of its reference pool and decreases from its peak over a ten-year period in the event the PMIERs minimum required assets of the pool declines. NMIC retains losses in excess of the outstanding reinsurance coverage amount.
Under the terms of the XOL Transactions, NMIC makes risk premium payments to its third-party reinsurance providers for the outstanding reinsurance coverage amount and ceded aggregate premiums earned of $11.2 million and $22.2 million during the three and six months ended June 30, 2026, respectively, and $10.4 million and $20.5 million during the three and six months ended June 30, 2025, respectively. NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each agreement. NMIC did not cede any incurred losses on covered policies under the XOL Transactions during the three and six months ended June 30, 2026 and 2025, as the aggregate first layer risk retention for each agreement was not exhausted during such periods.
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding XOL Transaction. Current amounts are presented as of June 30, 2026.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2022-1 XOL	April 1, 2022	10/1/2021 – 3/31/2022	$289,741	$125,849	$133,366	$127,071
2022-2 XOL	July 1, 2022	4/1/2022 – 6/30/2022	154,306	102,346	78,906	70,282
2022-3 XOL	October 1, 2022	7/1/2022 – 9/30/2022	96,779	67,726	106,265	98,355
2023-1 XOL	January 1, 2023	10/1/2022 – 6/30/2023	89,864	53,594	146,513	139,186
2023-2 XOL	July 1, 2023	7/1/2023 – 12/31/2023	100,777	52,089	136,875	133,319
2024 XOL	January 1, 2024	1/1/2024 – 12/31/2024	162,500	127,186	312,172	309,628
2025 XOL	January 1, 2025	1/1/2025 – 12/31/2025	283,849	265,838	321,331	321,279
2026-1 XOL(2)	January 1, 2026	1/1/2026 – 12/31/2026	98,359	98,359	183,282	183,282
2026-2 XOL (3)	April 1, 2026	10/1/2020 - 3/31/2021	148,109	140,691	17,042	17,042
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
(3)    The 2026-2 XOL Transaction provides excess-of-loss coverage for mortgage insurance policies previously covered under the reinsurance agreement with Oaktown Re VI Ltd.
NMIC has also entered into two additional excess-of-loss reinsurance treaties that will incept and provide coverage in future periods. The 2026-3 XOL Transaction will incept on October 1, 2026 and provide $160 million of aggregate excess-of-loss coverage for mortgage insurance policies covered under the existing 2021-2 ILN Transaction, and the 2027 XOL Transaction will provide $125 million of aggregate excess-of-loss coverage for mortgage insurance policies to be written in 2027.
Insurance-Linked Notes
NMIC is party to a reinsurance agreement with Oaktown Re VII Ltd. (a special purpose reinsurance entity referred to as Oaktown Re) effective October 26, 2021 that provides aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies originated between April 1, 2021 and September 30, 2021. Under the agreement, NMIC retains $146.2 million of first layer aggregate loss exposure on covered policies and Oaktown Re then provides second layer loss protection up to the outstanding reinsurance coverage amount. NMIC then retains losses in excess of the reinsurance coverage amount. The reinsurance coverage amount provided by Oaktown Re decreases from $363.6 million at inception over a 12.5 year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled, and was $149.0 million as of June 30, 2026. The outstanding reinsurance coverage amount stops amortizing if certain credit enhancement or delinquency thresholds, as defined in the agreement, are triggered.
NMIC makes risk premium payments to Oaktown Re for the applicable outstanding reinsurance coverage amount and pays an additional amount for anticipated operating expenses (capped at $250 thousand per year).
Under the terms of the excess-of-loss reinsurance agreement, Oaktown Re is required to fully collateralize its outstanding reinsurance coverage amount to NMIC with funds deposited into a segregated reinsurance trust. Such trust funds are required to be invested in short-term U.S. Treasury money market funds at all times. Oaktown Re financed its collateral requirement through the issuance of mortgage insurance-linked notes to unaffiliated investors. Such insurance-linked notes mature 12.5 years from the inception date of their associated reinsurance agreement. As the reinsurance coverage decreases, a corresponding amount of collateral held in trust by Oaktown Re is distributed to noteholders as amortization of the outstanding insurance-linked note principal balance. We refer to NMIC’s reinsurance agreement with and the insurance-linked note issued by Oaktown Re as the 2021-2 ILN Transaction.
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under the Oaktown Re excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to Oaktown Re during the three and six months ended June 30, 2026 and 2025, as the aggregate first layer risk retention was not exhausted during such periods. The first layer aggregate retained loss layer was $142.5 million as of June 30, 2026.
NMIC holds optional termination rights under the 2021-2 ILN Transaction, including, among others, an optional call feature which provides NMIC the discretion to terminate the transaction on or after a prescribed date, and a clean-up call if the outstanding reinsurance coverage amount amortizes to 10% or less of the reinsurance coverage amount at inception or if NMIC

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
reasonably determines that changes to GSE or rating agency asset requirements would cause a material and adverse effect on the capital treatment afforded to NMIC under the agreement. In addition, there are certain events that trigger mandatory termination of the agreement, including NMIC’s failure to pay premiums or consent to reductions in a trust account to make principal payments to noteholders, among others.
NMIC has previously been party to other insurance-linked note transactions that it has elected to terminate in accordance with their respective terms. Effective April 27, 2026, NMIC exercised its optional call to terminate a reinsurance agreement with and the associated insurance-linked notes issued by Oaktown Re VI Ltd. In connection with the termination, NMIC's excess of loss reinsurance agreement with Oaktown Re VI Ltd. was commuted and the insurance-linked notes issued by Oaktown Re VI Ltd. were redeemed in full with a distribution of remaining collateral assets.
NMIC ceded aggregate premiums in connection with current and previously outstanding insurance-linked notes transactions of $1.5 million and $3.9 million during the three and six months ended June 30, 2026, respectively, and $3.2 million and $6.6 million during the three and six months ended June 30, 2025, respectively.
6. Reserves for Insurance Claims and Claim Expenses
We hold gross reserves in an amount equal to the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. A loan is considered to be in “default” as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. As of June 30, 2026, we held gross reserves for insurance claims and claim expenses of $214.6 million. During the six months ended June 30, 2026, we paid 353 claims totaling $23.7 million, including 340 claims covered under the QSR Transactions representing $4.5 million of ceded claims and claim expenses.
We had 8,020 loans in default in our primary insured portfolio as of June 30, 2026, which represented a 1.16% default rate against 694,273 total policies in-force, and 7,661 loans in default in our primary insured portfolio as of December 31, 2025, which represented a 1.12% default rate against 684,058 total policies in-force. The size of the reserve we establish for each defaulted loan (and by extension our aggregate reserve for claims and claim expenses) reflects our best estimate of the future claim payment to be made for each individual loan in default. Our future claims exposure is a function of the number of defaulted loans that progress to claim payment (which we refer to as frequency) and the amount to be paid to settle such claims (which we refer to as severity). Our estimates of claims frequency and severity are not formulaic, rather they are broadly synthesized based on historical observed experience for similarly situated loans and assumptions about future macroeconomic factors.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides a reconciliation of the beginning and ending gross reserve balances for insurance claims and claim expenses:

	For the six months ended June 30,
	2026	2025
	(In Thousands)
Beginning balance	$196,429	$152,071
Less reinsurance recoverables (1)	(38,577)	(32,260)
Beginning balance, net of reinsurance recoverables	157,852	119,811

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	74,453	61,356
Prior years (3)	(40,645)	(43,766)
Total claims and claim expenses incurred (4)	33,808	17,590

Less claims paid:
Claims and claim expenses paid:
Current year (2)	39	110
Prior years (3)	19,142	8,469
Reinsurance terminations (5)	(1,670)	(1,506)
Total claims and claim expenses paid	17,511	7,073

Reserve at end of period, net of reinsurance recoverables	174,149	130,328
Add reinsurance recoverables (1)	40,434	32,705
Ending balance	$214,583	$163,033
(1)    Related to ceded losses recoverable under the QSR Transactions. See Note 5, “Reinsurance” for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $61.4 million attributed to net case reserves and $11.8 million attributed to net IBNR reserves for the six months ended June 30, 2026 and $51.5 million attributed to net case reserves and $8.8 million attributed to net IBNR reserves for the six months ended June 30, 2025.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $28.8 million attributed to net case reserves and $10.8 million attributed to net IBNR reserves for the six months ended June 30, 2026 and $34.9 million attributed to net case reserves and $8.1 million attributed to net IBNR reserves for the six months ended June 30, 2025.
(4)    Excludes aggregate termination fees of $0.3 million for the six months ended June 30, 2025 incurred in connection with the amendment of certain QSR Transactions.
(5)    Represents the settlement of reinsurance recoverables in conjunction with the termination or amendment of certain QSR Transactions.

The “claims incurred” section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves, and is presented net of reinsurance. The amount of claims incurred relating to current year defaults increased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to an increase in the total number of new delinquencies emerging during the period tied to the growth and natural seasoning of our portfolio. Our provision for claims and claim expenses during both the six months ended June 30, 2026 and 2025 benefited from favorable development on prior year defaults. We recognized $40.6 million and $43.8 million of favorable prior year development during the six months ended June 30, 2026 and 2025, respectively, primarily due to cure activity and ongoing analysis of recent loss development trends. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $122.6 million related to prior year defaults remained as of June 30, 2026.

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
The following table reconciles the net income and the weighted average shares of common stock outstanding used in the computations of basic and diluted EPS of common stock:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(In Thousands, except for per share data)
Net income – basic and diluted	$105,788	$96,151	$205,118	$198,710

Basic weighted average shares outstanding	75,779	77,987	75,977	78,197
Dilutive effect of issuable shares	806	1,269	1,033	1,360
Diluted weighted average shares outstanding	76,585	79,256	77,010	79,557

Earnings per share
Basic	$1.40	$1.23	$2.70	$2.54
Diluted	$1.38	$1.21	$2.66	$2.50

Anti-dilutive shares	1	—	3	—
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
Investment income, also referred to as interest revenue, is reported within “Net Investment Income” on our condensed consolidated statements of operations and was $30.7 million and $59.6 million for the three and six months ended June 30, 2026, respectively, and $25.3 million and $49.3 million for the three and six months ended June 30, 2025, respectively. Amortization and depreciation expense for software, equipment, and leasehold improvements was $2.5 million and $5.0 million for the three and six months ended June 30, 2026, respectively, and $2.8 million and $5.7 million for the three and six months ended June 30, 2025, respectively.
9. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. Taxable income is reported on our consolidated U.S. federal and various state income tax returns, filed by NMIH on behalf of itself and its subsidiaries. Our effective tax rate on pre-tax income was 22.8% and 21.7% for the three and six months ended June 30, 2026, respectively, compared to 22.2% and 22.1% for the three and six months ended June 30, 2025, respectively. Our provision for income taxes for interim reporting periods is established based on our estimated annual effective tax rate for a given year. Our

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
effective tax rate may fluctuate between interim periods due to the impact of discrete items not included in our estimated annual effective tax rate, including the tax effects associated with the vesting of RSUs and exercise of options. Such items are treated on a discrete basis in the reporting period in which they occur.
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent. As a result, our interim provision for income taxes for the three and six months ended June 30, 2026 and 2025 primarily represents a change in our net deferred tax liability. As of June 30, 2026 and December 31, 2025, we held $400.3 million of tax and loss bonds in “Prepaid Federal Income Taxes” on our condensed consolidated balance sheets.
10. Stockholders' Equity
During the six months ended June 30, 2026, we repurchased 1.5 million shares at an average price of $38.29 per share (excluding associated fees and applicable taxes). As of June 30, 2026, we had $166.8 million of repurchase authorization remaining through December 31, 2027. The authorization provides us with the flexibility, based on market and business conditions, stock price and other factors, to repurchase stock through open market purchases, privately negotiated transactions, or other means, including pursuant to Rule 10b5-1 trading plans.
11. Premiums Receivable, Net

Premiums receivable consists of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the associated receivable is written off against earned premium and the related insurance policy is canceled. Premiums receivable may be written off prior to 120 days in the ordinary course of business for non-credit events including, but not limited to, the modification or refinancing of an underlying insured loan. We established a $1.3 million and $1.4 million reserve for premium write-offs at June 30, 2026 and December 31, 2025, respectively.
We separately recognize an allowance for credit losses for premiums receivable based on credit losses expected to arise over the life of the receivable. Due to the nature of our insurance policies (a necessary precondition for access to mortgage credit for covered borrowers) and the short duration of the related receivables, we do not typically experience credit losses against our premium receivables and the allowance for credit loss established on premium receivable was deemed immaterial at June 30, 2026 and December 31, 2025.
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
NMIC and Re One generated combined statutory net income of $44.0 million and $76.8 million for the three and six months ended June 30, 2026, respectively, compared to $30.5 million and $67.3 million for the three and six months ended June 30, 2025, respectively.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents NMIC's statutory surplus, contingency reserve, statutory capital and risk-to-capital (RTC) ratio as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
	(In Thousands)
Statutory surplus	$985,575	$1,010,274
Contingency reserve	2,409,569	2,245,272
Statutory capital (1)	$3,395,144	$3,255,546

Risk-to-capital	12.9:1	13.0:1
(1)    Represents the total of the statutory surplus and contingency reserve.
Re One had $2.1 million of statutory capital at both June 30, 2026 and December 31, 2025.
NMIH is not subject to any limitations on its ability to pay dividends except those generally applicable to corporations that are incorporated in Delaware. Delaware law provides that dividends are only payable out of a corporation's capital surplus or, subject to certain limitations, recent net profits.
NMIC and Re One are subject to certain rules and regulations prescribed by jurisdictions in which they are authorized to operate and the GSEs that may restrict their ability to pay dividends to NMIH. NMIC has the capacity to pay $101.0 million of aggregate ordinary dividends to NMIH during the twelve-month period ending December 31, 2026, and, on June 3, 2026, NMIC paid a $101.0 million ordinary course dividend to NMIH.

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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of June 30, 2026, we had issued master policies with 2,223 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of June 30, 2026, we had $227.1 billion of primary IIF and $60.8 billion of primary RIF.
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
Our common stock trades on the Nasdaq under the symbol “NMIH.” Our headquarters is located in Emeryville, California. As of June 30, 2026, we had 225 employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
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
Market Developments
In April 2026, the GSEs began accepting mortgage loans evaluated using the VantageScore 4.0 credit scoring framework as an alternative to FICO scores from a limited number of approved lenders. During the second quarter of 2026, we insured a small number of loans evaluated using the VantageScore 4.0 framework. Such loans represented an immaterial portion of our new insurance written during the period; however, we expect our VantageScore 4.0 volume will increase in future periods as more lenders incorporate the new standard into their origination and delivery processes. We have evaluated VantageScore 4.0, including through internal analysis and a review of third-party and industry validation work, and believe that it is an appropriate credit scoring framework for use in our underwriting, pricing and risk management processes.
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
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of June 30, 2026 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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

NIW and primary IIF	As of and for the three months ended June 30,				As of and for the six months ended June 30,
	2026		2025		2026	2025
	NIW	IIF	NIW	IIF	NIW
	(In Millions)
Monthly	$15,661	$211,055	$12,214	$197,608	$27,596	$21,263
Single	389	16,040	250	17,045	713	422
Total	$16,050	$227,095	$12,464	$214,653	$28,309	$21,685
NIW increased 29% and 31%, respectively, during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, due to growth in our customer franchise and market presence tied to the increased penetration of existing customer accounts and new customer activations, as well as an increase in the size of the total mortgage insurance market.

Primary IIF increased 6% at June 30, 2026 compared to June 30, 2025, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of in-force policies. Our persistency rate was 81.4% at June 30, 2026 compared to 84.1% at June 30, 2025.

The following table presents net premiums written and earned for the periods indicated:

Net premiums written and earned	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(In Thousands)
Net premiums written	$155,349	$144,053	$307,175	$287,439
Net premiums earned	157,524	149,066	312,330	298,432
Net premiums written increased 8% and 7%, respectively, and net premiums earned increased 6% and 5%, respectively, during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, primarily driven by growth in our monthly IIF and direct monthly pay premium receipts. The year-over-year increases in net premiums written and earned were further impacted by changes in ceded premiums written and earned under our third-party reinsurance transactions during each respective period.
Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
	($ Values In Millions, except as noted below)
New insurance written	$16,050	$12,259	$14,203	$13,012	$12,464
Percentage of monthly premium	98%	97%	97%	98%	98%
Percentage of single premium	2%	3%	3%	2%	2%
New risk written	$4,236	$3,124	$3,631	$3,399	$3,260
Insurance-in-force (1)	$227,095	$222,318	$221,448	$218,376	$214,653
Percentage of monthly premium	93%	93%	93%	92%	92%
Percentage of single premium	7%	7%	7%	8%	8%
Risk-in-force (1)	$60,825	$59,517	$59,313	$58,538	$57,496
Policies in force (count) (1)	694,273	684,977	684,058	677,010	668,638
Average loan size ($ value in thousands) (1)	$327	$325	$324	$323	$321
Coverage percentage (2)	26.8%	26.8%	26.8%	26.8%	26.8%
Loans in default (count) (1)	8,020	8,044	7,661	7,093	6,709
Default rate (1)	1.16%	1.17%	1.12%	1.05%	1.00%
Risk-in-force on defaulted loans (1)	$708	$701	$656	$600	$569
Average net premium yield (3)	0.28%	0.28%	0.28%	0.28%	0.28%
Earnings from cancellations	$0.8	$0.6	$0.8	$0.7	$0.7
Annual persistency (4)	81.4%	82.2%	83.4%	83.9%	84.1%
Quarterly run-off (5)	5.1%	5.1%	5.1%	4.3%	4.3%
(1)    Reported as of the end of the period.
(2)    Calculated as end of period RIF divided by end of period IIF.
(3)    Calculated as net premiums earned divided by average primary IIF for the period, annualized.
(4)    Defined as the percentage of IIF that remains on our books after a given twelve-month period.
(5)    Defined as the percentage of IIF that is no longer on our books after a given three-month period.

The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2026	2025	2026	2025
	(In Millions)
IIF, beginning of period	$222,318	$211,308	$221,448	$210,183
NIW	16,050	12,464	28,309	21,685
Cancellations, principal repayments and other reductions	(11,273)	(9,119)	(22,662)	(17,215)
IIF, end of period	$227,095	$214,653	$227,095	$214,653
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
The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of June 30,
	2026		2025
	IIF	RIF	IIF	RIF
Book year	(In Millions)
2026	$27,724	$7,206	$—	$—
2025	42,152	10,987	21,220	5,566
2024	33,560	8,945	41,100	10,909
2023	25,585	6,786	32,013	8,458
2022	38,407	10,428	44,598	11,953
2021 and before	59,667	16,473	75,722	20,610
Total	$227,095	$60,825	$214,653	$57,496
We utilize certain risk principles that form the basis of how we underwrite and originate NIW. We have established prudential underwriting standards and loan-level eligibility matrices which prescribe the maximum LTV, minimum borrower credit score, maximum borrower DTI ratio, maximum loan size, property type, loan type, loan term and occupancy status of loans that we will insure and memorialized these standards and eligibility matrices in our Underwriting Guideline Manual that is publicly available on our website. Our underwriting standards and eligibility criteria are designed to limit the layering of risk in a single insurance policy. “Layered risk” refers to the accumulation of borrower, loan and property risk. For example, we have higher credit score and lower maximum allowed LTV requirements for investor-owned properties, compared to owner-occupied properties. We monitor the concentrations of various risk attributes in our insurance portfolio, which may change over time, in part, as a result of regional conditions or public policy shifts.

The tables below present our NIW by credit score, LTV and purchase/refinance mix for the periods indicated. We calculate the LTV of a loan as the percentage of the original loan amount to the original purchase value of the property securing the loan.

NIW by credit score (1)	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(In Millions)
>= 760	$9,039	$6,523	$16,276	$11,494
740-759	2,870	2,281	5,031	4,034
720-739	2,029	1,585	3,481	2,762
700-719	1,069	1,061	1,788	1,726
680-699	602	590	981	1,003
<=679	441	424	752	666
Total	$16,050	$12,464	$28,309	$21,685
Weighted average credit score	760	756	761	757
(1) Includes de minimis amounts related to loans with VantageScore 4.0 credit scores for the three and six months ended June 30, 2026.

NIW by LTV	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(In Millions)
95.01% and above	$2,095	$1,544	$3,601	$2,691
90.01% to 95.00%	7,382	5,486	12,364	9,760
85.01% to 90.00%	4,611	3,887	8,451	6,638
85.00% and below	1,962	1,547	3,893	2,596
Total	$16,050	$12,464	$28,309	$21,685
Weighted average LTV	92.1%	92.0%	91.8%	92.1%

NIW by purchase/refinance mix	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(In Millions)
Purchase	$14,291	$11,813	$23,658	$20,635
Refinance	1,759	651	4,651	1,050
Total	$16,050	$12,464	$28,309	$21,685

The tables below present our total primary IIF and RIF by credit score and LTV, and total primary RIF by loan type as of the dates indicated.

Primary IIF by credit score (1)	As of June 30,
	2026		2025
	($ Values In Millions)
>= 760	$114,963	50%	$107,677	50%
740-759	41,243	18	38,426	18
720-739	31,119	14	29,825	14
700-719	20,493	9	20,049	9
680-699	13,273	6	13,381	6
<=679	6,004	3	5,295	3
Total	$227,095	100%	$214,653	100%
(1) Includes de minimis amounts related to loans with VantageScore 4.0 credit scores as of June 30, 2026.

Primary RIF by credit score (1)	As of June 30,
	2026		2025
	($ Values In Millions)
>= 760	$30,454	50%	$28,596	50%
740-759	11,118	18	10,342	18
720-739	8,455	14	8,086	14
700-719	5,641	9	5,483	10
680-699	3,635	6	3,635	6
<=679	1,522	3	1,354	2
Total	$60,825	100%	$57,496	100%
(1) Includes de minimis amounts related to loans with VantageScore 4.0 credit scores as of June 30, 2026.

Primary IIF by LTV	As of June 30,
	2026		2025
	($ Values In Millions)
95.01% and above	$28,683	13%	$25,052	12%
90.01% to 95.00%	112,196	49	106,017	49
85.01% to 90.00%	65,799	29	65,109	30
85.00% and below	20,417	9	18,475	9
Total	$227,095	100%	$214,653	100%

Primary RIF by LTV	As of June 30,
	2026		2025
	($ Values In Millions)
95.01% and above	$9,057	15%	$7,843	14%
90.01% to 95.00%	33,093	54	31,302	54
85.01% to 90.00%	16,266	27	16,152	28
85.00% and below	2,409	4	2,199	4
Total	$60,825	100%	$57,496	100%

Primary RIF by Loan Type	As of June 30,
	2026	2025
Fixed	98%	98%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	2	2
Total	100%	100%
The table below presents selected primary portfolio statistics, by book year, as of June 30, 2026.

	As of June 30, 2026
Book Year	Original Insurance Written	Remaining Insurance in Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid	Incurred Loss Ratio (Inception to Date) (1)	Cumulative Default Rate (2)	Current Default Rate (3)
	($ Values In Millions)
2017 and prior	$58,804	$2,889	5%	237,512	15,865	338	625	2.0%	0.4%	2.1%
2018	27,295	1,714	6%	104,043	9,454	318	219	2.4%	0.5%	3.4%
2019	45,141	4,203	9%	148,423	19,481	383	132	2.2%	0.3%	2.0%
2020	62,702	13,916	22%	186,174	51,842	535	84	1.4%	0.3%	1.0%
2021	85,574	36,945	43%	257,972	128,554	1,574	230	3.3%	0.7%	1.2%
2022	58,734	38,407	65%	163,281	115,741	2,203	381	16.8%	1.6%	1.9%
2023	40,473	25,585	63%	111,994	76,980	1,221	147	16.6%	1.2%	1.6%
2024	46,044	33,560	73%	120,747	94,382	1,038	41	15.0%	0.9%	1.1%
2025	48,900	42,152	86%	125,570	112,435	401	2	9.0%	0.3%	0.4%
2026	28,309	27,724	98%	70,578	69,539	9	—	1.0%	—%	—%
Total	$501,976	$227,095		1,526,294	694,273	8,020	1,861
(1)    Calculated as total claims incurred (paid and reserved) divided by cumulative premiums earned, net of reinsurance.
(2)    Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.
(3)    Calculated as the number of loans in default divided by number of policies in force.
Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the dates indicated. The distribution of our primary RIF as of June 30, 2026 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of June 30,
	2026	2025
California	10.0%	10.1%
Texas	8.1	8.4
Florida	7.1	7.2
Illinois	4.1	3.9
Georgia	4.0	4.0
Virginia	3.7	3.7
Pennsylvania	3.6	3.5
Ohio	3.6	3.4
Washington	3.5	3.8
North Carolina	3.4	3.2
Total	51.1%	51.2%

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
Reserves are established by estimating the number of loans in default that will result in a claim payment, which is referred to as claim frequency, and the amount of the claim payment expected to be paid on each such loan in default, which is referred to as claim severity. Claim frequency and severity estimates are established based on historical observed experience regarding certain loan factors, such as age of the default, cure rates, size of the loan and estimated change in property value. Reserves are released the month in which a loan in default is brought current by the borrower, which is referred to as a cure. Adjustments to reserve estimates are reflected in the period in which the adjustment is made. Reserves are also ceded to reinsurers under the QSR Transactions, XOL Transactions and ILN Transaction as applicable under each treaty. We have not yet ceded reserves under any of the XOL Transactions or ILN Transaction as incurred claims and claim expenses on each respective reference pool remain within our retained coverage layer for each transaction.
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

The following table provides a reconciliation of the beginning and ending gross reserve balances for insurance claims and claim expenses:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(In Thousands)
Beginning balance	$211,204	$151,847	$196,429	$152,071
Less reinsurance recoverables (1)	(39,703)	(31,379)	(38,577)	(32,260)
Beginning balance, net of reinsurance recoverables	171,501	120,468	157,852	119,811

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	27,303	26,797	74,453	61,356
Prior years (3)	(14,156)	(13,685)	(40,645)	(43,766)
Total claims and claim expenses incurred (4)	13,147	13,112	33,808	17,590

Less claims paid:
Claims and claim expenses paid:
Current year (2)	39	110	39	110
Prior years (3)	10,460	4,393	19,142	8,469
Reinsurance terminations (5)	—	(1,251)	(1,670)	(1,506)
Total claims and claim expenses paid	10,499	3,252	17,511	7,073

Reserve at end of period, net of reinsurance recoverables	174,149	130,328	174,149	130,328
Add reinsurance recoverables (1)	40,434	32,705	40,434	32,705
Ending balance	$214,583	$163,033	$214,583	$163,033
(1)    Related to ceded losses recoverable under the QSR Transactions. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance” for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $61.4 million attributed to net case reserves and $11.8 million attributed to net IBNR reserves for the six months ended June 30, 2026 and $51.5 million attributed to net case reserves and $8.8 million attributed to net IBNR reserves for the six months ended June 30, 2025.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $28.8 million attributed to net case reserves and $10.8 million attributed to net IBNR reserves for the six months ended June 30, 2026 and $34.9 million attributed to net case reserves and $8.1 million attributed to net IBNR reserves for the six months ended June 30, 2025.
(4)    Excludes aggregate termination fees of $0.3 million for the six months ended June 30, 2025 incurred in connection with the amendment of certain QSR Transactions.
(5)    Represents the settlement of reinsurance recoverables in conjunction with the termination or amendment of certain QSR Transactions.

The “claims incurred” section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $122.6 million related to prior year defaults remained as of June 30, 2026.

The following table provides a reconciliation of the beginning and ending count of loans in default:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Beginning default inventory	8,044	6,859	7,661	6,642
Plus: new defaults	2,520	2,169	5,237	4,590
Less: cures	(2,356)	(2,215)	(4,516)	(4,309)
Less: claims paid	(183)	(93)	(353)	(188)
Less: rescission and claims denied	(5)	(11)	(9)	(26)
Ending default inventory	8,020	6,709	8,020	6,709
Ending default inventory increased from June 30, 2025 to June 30, 2026, primarily due to the growth and seasoning of our insured portfolio, partially offset by cure activity within our default population during the intervening period.
The following table provides details of our claims paid, before giving effect to claims ceded under the QSR Transactions for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	($ Values In Thousands)
Number of claims paid (1)	183	93	353	188
Total amount paid for claims	$12,896	$5,512	$23,672	$10,737
Average amount paid per claim	$70	$59	$67	$57
Severity (2)	89%	82%	88%	75%
(1)    Count includes 15 and 27 claims settled without payment during the three and six months ended June 30, 2026, respectively, and 16 and 36 claims settled without payment during the three and six months ended June 30, 2025, respectively.
(2)    Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.

We paid 183 and 353 claims during the three and six months ended June 30, 2026, respectively, and 93 and 188 claims during the three and six months ended June 30, 2025, respectively. The number of claims paid in each period was modest relative to the size of our insured portfolio and we generally observe that the borrowers of the loans we insure are well-situated with strong credit profiles, stable 30-year fixed rate mortgages, manageable debt service obligations and significant appreciated equity in their homes. An increase in the value of the homes collateralizing the mortgages we insure provides defaulted borrowers with alternative paths and incentives to cure their loan prior to the development of a claim.
Our claims severity was 89% and 88% for the three and six months ended June 30, 2026, respectively, compared to 82% and 75% for the three and six months ended June 30, 2025, respectively. The increase in claims severity for the three and six months ended June 30, 2026, was primarily due to an increase in the proportion of claims related to loans originated in more recent years. These loans generally have less accumulated equity than loans from earlier vintages, which typically results in a higher frequency and severity of claims payments. An increase in the value of the homes collateralizing the mortgages we insure provides additional equity support to our risk exposure and raises the prospect of a third-party sale of a foreclosed property, which can mitigate the severity of our settled claims.
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

The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated:

Average reserve per default:	As of June 30,
	2026	2025
	(In Thousands)
Case (1)	$24.6	$22.3
IBNR (1)(2)	2.2	2.0
Total	$26.8	$24.3
(1)    Defined as the gross reserve per insured loan in default.
(2)    Amount includes claims adjustment expenses.
Average reserve per default increased from June 30, 2025 to June 30, 2026, primarily due to changes in the composition of our default inventory as measured by the size, vintage and current estimated LTV of defaulted loans between the measurement dates. Average reserves per default were further impacted by changes in observed and forecasted housing market conditions and macroeconomic factors between the measurement dates.
GSE Oversight
As an approved insurer, NMIC is subject to ongoing compliance with the PMIERs established by each of the GSEs (italicized terms have the same meaning that such terms have in the PMIERs, as described below). The PMIERs establish operational, business, remedial and financial requirements applicable to approved insurers. The PMIERs financial requirements prescribe a risk-based methodology whereby the amount of assets required to be held against each insured loan is determined based on certain loan-level risk characteristics, such as credit score, vintage (year of origination), performing vs. non-performing (i.e., current vs. delinquent), LTV ratio and other risk features. In general, higher quality loans carry lower asset charges.
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
On July 29, 2026, the GSEs updated PMIERs to establish risk-based required asset factors for loans carrying a VantageScore 4.0 credit score. The updated PMIERs will take effect on September 30, 2026. We do not expect the updated PMIERs to have a material impact on our available assets or risk-based required assets, and we expect to remain in full compliance with the existing and updated PMIERs, as applicable, prior to, on and after September 30, 2026.

The following table provides a comparison of the PMIERs available assets and net risk-based required asset amount as reported by NMIC as of the dates indicated:

	As of June 30,
	2026	2025
	(In Thousands)
Available assets	$3,656,115	$3,244,517
Net risk-based required assets	2,105,409	1,926,517
Available assets were $3.7 billion at June 30, 2026, compared to $3.2 billion at June 30, 2025. The $412 million increase in available assets between the dates presented was primarily driven by NMIC's positive cash flow from operations during the intervening period, partially offset by the payment of an ordinary dividend from NMIC to NMIH in June 2026.
Net risk-based required assets were $2.1 billion at June 30, 2026, compared to $1.9 billion at June 30, 2025. The $179 million increase in the net risk-based required asset amount between the dates presented was primarily due to the growth in our gross RIF and aggregate gross risk-based required asset amount.

Consolidated Results of Operations

Consolidated statements of operations	For the three months ended June 30,		$ Change	% Change
	2026	2025	2026 vs. 2025
Revenues	($ In Thousands, except for per share data)
Net premiums earned	$157,524	$149,066	$8,458	6%
Net investment income	30,331	24,949	5,382	22
Net realized investment losses	(229)	(400)	171	(43)
Other revenues	265	164	101	62
Total revenues	187,891	173,779	14,112	8
Expenses
Insurance claims and claim expenses	13,147	13,445	(298)	(2)
Underwriting and operating expenses	30,492	29,508	984	3
Service expenses	190	110	80	73
Interest expense	7,116	7,115	1	—
Total expenses	50,945	50,178	767	2

Income before income taxes	136,946	123,601	13,345	11
Income tax expense	31,158	27,450	3,708	14
Net income	$105,788	$96,151	$9,637	10%

Earnings per share - Basic	$1.40	$1.23	$0.17	14%
Earnings per share - Diluted	$1.38	$1.21	$0.17	14%

Loss ratio (1)	8.3%	9.0%
Expense ratio (2)	19.4%	19.8%
Combined ratio	27.7%	28.8%

Consolidated statements of operations	For the six months ended June 30,		$ Change	% Change
	2026	2025	2026 vs. 2025
Revenues	($ In Thousands, except for per share data)
Net premiums earned	$312,330	$298,432	$13,898	5%
Net investment income	58,935	48,635	10,300	21
Net realized investment losses	(376)	(376)	—	—
Other revenues	477	334	143	43
Total revenues	371,366	347,025	24,341	7
Expenses
Insurance claims and claim expenses	33,808	17,923	15,885	89
Underwriting and operating expenses	61,115	59,683	1,432	2
Service expenses	329	226	103	46
Interest expense	14,225	14,221	4	—
Total expenses	109,477	92,053	17,424	19

Income before income taxes	261,889	254,972	6,917	3
Income tax expense	56,771	56,262	509	1
Net income	$205,118	$198,710	$6,408	3%

Earnings per share - Basic	$2.70	$2.54	$0.16	6%
Earnings per share - Diluted	$2.66	$2.50	$0.16	6%

Loss ratio (1)	10.8%	6.0%
Expense ratio (2)	19.6%	20.0%
Combined ratio	30.4%	26.0%

	For the three months ended June 30,		$ Change	% Change
Non-GAAP financial measures (3)	2026	2025	2026 vs. 2025
	($ In Thousands, except for per share data)
Adjusted income before tax	$137,175	$124,001	$13,174	11%
Adjusted net income	105,969	96,467	9,502	10%
Adjusted diluted EPS	1.38	1.22	0.16	13%

	For the six months ended June 30,		$ Change	% Change
Non-GAAP financial measures (3)	2026	2025	2026 vs. 2025
	($ In Thousands, except for per share data)
Adjusted income before tax	$262,265	$255,348	$6,917	3%
Adjusted net income	205,415	199,007	6,408	3%
Adjusted diluted EPS	2.67	2.50	0.17	7%
(1)    Loss ratio is calculated by dividing insurance claims and claim expenses by net premiums earned.
(2)    Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.
(3)    See “Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures,” below.

Revenues
Net premiums earned increased during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 primarily due to growth in our monthly IIF and direct monthly pay premium receipts, partially offset by a reduction in the contribution of earnings from single premium policies. The year-over-year increases in net premiums earned were further impacted by changes in ceded premiums earned under our third-party reinsurance transactions during each respective period.
Net investment income increased during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 primarily due to growth in the size of our total invested asset base, as well as an increase in the book yield of our investment portfolio tied to the deployment of new cash flows and reinvestment of rolling maturities at incrementally higher rates.
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
Insurance claims and claim expenses increased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase in the number of newly defaulted loans that emerged during the period and the establishment of initial reserves against such loans, as well as an increase in the average case reserves held against previously defaulted loans that aged in their delinquency status, partially offset by the release of a portion of the reserves we established for anticipated claims payments in prior periods in connection with cure activity and the ongoing analysis of recent loss development trends.
Underwriting and operating expenses increased during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 primarily due to an increase in certain technology expenses and employee compensation costs, partially offset by an increase in ceding commissions received under our QSR Transactions and a decline in depreciation and amortization expenses.
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
Income tax expense increased during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 primarily due to an increase in our pre-tax income. Our effective tax rate on pre-tax income was 22.8% and 21.7% for the three and six months ended June 30, 2026, respectively, compared to 22.2% and 22.1% for the three and six months ended June 30, 2025, respectively. As a U.S. taxpayer, we are subject to a statutory U.S. federal corporate income tax rate of 21%. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year and reflects the impact of discrete tax effects in the period in which they occur. Our effective tax rate for the three and six months ended June 30, 2026 and 2025 reflects the discrete tax effects of the vesting of RSUs, and our effective tax rate for the six months ended June 30, 2026 further reflects the exercise of options. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes.”
Net Income
Net income and adjusted net income increased during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 primarily due to growth in our total revenues, partially offset by increases in our underwriting and operating expenses and income tax expense. The year-over-year increase in net income and adjusted net income during the six months ended June 30, 2026 was further impacted by an increase in our insurance claims and claim expenses during the period.
Diluted and adjusted diluted EPS increased during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, primarily due to growth in our net income and adjusted net income, as well as a decline in the number of weighted average diluted shares outstanding tied to share repurchase activity.

The non-GAAP financial measures of adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the three months ended June 30,		$ Change	% Change
	2026	2025	2026 vs. 2025
As reported	($ In Thousands, except for per share data)
Income before income taxes	$136,946	$123,601	$13,345	11%
Income tax expense	31,158	27,450	3,708	14
Net income	$105,788	$96,151	$9,637	10%

Adjustments
Net realized investment losses	229	400	(171)	(43)%
Adjusted income before tax	$137,175	$124,001	$13,174	11%

Income tax expense on adjustments (1)	48	84	(36)	(43)%
Adjusted net income	$105,969	$96,467	$9,502	10%

Weighted average diluted shares outstanding	76,585	79,256	(2,671)	(3)%
Adjusted diluted EPS	$1.38	$1.22	$0.16	13%

Non-GAAP Financial Measure Reconciliations	For the six months ended June 30,		$ Change	% Change
	2026	2025	2026 vs. 2025
As reported	($ In Thousands, except for per share data)
Income before income taxes	$261,889	$254,972	$6,917	3%
Income tax expense	56,771	56,262	509	1
Net income	$205,118	$198,710	$6,408	3%

Adjustments
Net realized investment losses	376	376	—	—%
Adjusted income before tax	$262,265	$255,348	$6,917	3%

Income tax expense on adjustments (1)	79	79	—	—%
Adjusted net income	$205,415	$199,007	$6,408	3%

Weighted average diluted shares outstanding	77,010	79,557	(2,547)	(3)%
Adjusted diluted EPS	$2.67	$2.50	$0.17	7%
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

Consolidated balance sheets	June 30, 2026	December 31, 2025	$ Change	% Change
	(In Thousands)
Total investment portfolio	$3,257,940	$3,137,023	$120,917	4%
Cash and cash equivalents	72,122	43,937	28,185	64
Premiums receivable, net	86,778	86,259	519	1
Deferred policy acquisition costs, net	64,647	64,372	275	—
Software and equipment, net	20,755	21,727	(972)	(4)
Reinsurance recoverable	40,434	38,577	1,857	5
Prepaid federal income taxes	400,258	400,258	—	—
Other assets	54,441	48,945	5,496	11
Total assets	$3,997,375	$3,841,098	$156,277	4%
Debt	$418,021	$417,031	$990	—%
Unearned premiums	41,506	46,660	(5,154)	(11)
Accounts payable and accrued expenses	98,597	101,595	(2,998)	(3)
Reserve for insurance claims and claim expenses	214,583	196,429	18,154	9
Deferred tax liability, net	511,347	478,890	32,457	7
Other liabilities	8,125	8,507	(382)	(4)
Total liabilities	1,292,179	1,249,112	43,067	3
Total shareholders' equity	2,705,196	2,591,986	113,210	4
Total liabilities and shareholders' equity	$3,997,375	$3,841,098	$156,277	4%
Total cash and investments increased at June 30, 2026 compared to December 31, 2025 with the addition of incremental cash provided by operating activities, partially offset by share repurchase activity during the six months ended June 30, 2026, and an increase in the unrealized loss position of our fixed income portfolio primarily tied to changes in interest rates during the period. Cash and investments at June 30, 2026 included $154.5 million held by NMIH.
Net premiums receivable represents premiums due on our mortgage insurance policies and may fluctuate based on changes in our monthly premium policies in force, where premiums are generally paid one month in arrears, and the pace of settlement of previously outstanding receivables.
Net deferred policy acquisition costs increased at June 30, 2026 compared to December 31, 2025 primarily due to the deferral of certain costs associated with the origination of new policies during the six months ended June 30, 2026, largely offset by the recognition of previously deferred policy acquisition costs during the period.
Net software and equipment decreased at June 30, 2026 compared to December 31, 2025 due to the amortization of previously capitalized amounts during the six months ended June 30, 2026, partially offset by the capitalization of certain software and equipment expenditures during the period.
Reinsurance recoverable increased at June 30, 2026 compared to December 31, 2025 due to an increase in ceded losses recoverable under our QSR Transactions tied to an increase in our gross reserve for insurance claims and claim expenses during the six months ended June 30, 2026.
Prepaid federal income taxes represent tax and loss bonds purchased in connection with our claimed tax deduction for our statutory contingency reserve position. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes.”
Other assets increased at June 30, 2026 compared to December 31, 2025 primarily due to an increase in accrued investment income and prepaid expenses during the six months ended June 30, 2026.
Unearned premiums decreased at June 30, 2026 compared to December 31, 2025 due to the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies and the cancellations of other single premium policies during the six months ended June 30, 2026, partially offset by single premium policy originations during the period.

Accounts payable and accrued expenses decreased at June 30, 2026 compared to December 31, 2025 primarily due to the settlement of previously accrued compensation expenses during the six months ended June 30, 2026, partially offset by an increase in unsettled trade payables related to the purchase of certain investment securities, as well as an increase in taxes payable during the period.
Reserve for insurance claims and claim expenses increased at June 30, 2026 compared to December 31, 2025 with the establishment of initial reserves on newly defaulted loans and an increase in the average case reserves held against previously defaulted loans that aged in their delinquency status during the six months ended June 30, 2026. The increase was partially offset by the release of a portion of the reserves we established for anticipated claims payments in prior periods (in connection with cure activity and ongoing analysis of recent loss development trends), as well as the payment of previously reserved claims during the period. See “Insurance Claims and Claim Expenses,” above for further details.
Net deferred tax liability increased at June 30, 2026 compared to December 31, 2025 due to an increase in the claimed deductibility of our statutory contingency reserve during the six months ended June 30, 2026, partially offset by an increase in the aggregate unrealized loss position of our fixed income portfolio recorded in other comprehensive income during the period. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes.”
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the six months ended June 30,		$ Change
	2026	2025	2026 vs. 2025
Net cash provided by (used in):	(In Thousands)
Operating activities	$258,721	$229,507	$29,214
Investing activities	(156,351)	(141,786)	(14,565)
Financing activities	(74,185)	(58,016)	(16,169)
Net increase in cash and cash equivalents	$28,185	$29,705	$(1,520)
Net cash provided by operating activities increased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to increases in our net premium receipts, growth in our investment income, a decline in income tax paid and a decrease in interest payments on the 2024 Notes tied to the timing of the first semi-annual interest payment made in February 2025, partially offset by an increase in claim settlement costs.
Cash used in investing activities for the six months ended June 30, 2026 and 2025 reflects the purchase of fixed and short-term maturities with cash provided by operating activities, and the reinvestment of sales proceeds, maturities, redemptions, and coupon payments within our investment portfolio.
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
As of June 30, 2026, NMIH had $154.5 million of cash, cash equivalents and investments. NMIH’s principal sources of net cash are dividends from its subsidiaries and investment income. NMIC paid a $101.0 million ordinary dividend to NMIH on June 3, 2026, representing its full ordinary dividend capacity payable under Wisconsin insurance laws for the twelve-month period ending December 31, 2026. NMIH also has access to $250 million of undrawn revolving credit capacity under the 2024 Revolving Credit Facility.
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
During the six months ended June 30, 2026, NMIH repurchased 1.5 million shares of common stock at a total cost of $59.1 million, excluding associated fees and applicable taxes. As of June 30, 2026, NMIH had $166.8 million of repurchase authority remaining.
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
Under the 2024 Revolving Credit Facility, NMIH is required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of June 30, 2026, the applicable commitment fee was 0.175%.
We are subject to certain covenants under the 2024 Revolving Credit Facility, including: a maximum debt-to-total capitalization ratio of 35%, a minimum consolidated net worth requirement (as defined therein), and a requirement to maintain compliance with the financial standards prescribed by the PMIERs (subject to any GSE approved waivers). We were in compliance with all covenants at June 30, 2026.
NMIC and Re One are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and by the GSEs. Under Wisconsin insurance laws, NMIC and Re One may pay dividends up to specified levels (i.e., “ordinary” dividends) with 30 days' prior notice to the Wisconsin OCI. Dividends in larger amounts, or “extraordinary” dividends, are subject to the Wisconsin OCI's prior approval. Under Wisconsin insurance laws, an ordinary dividend is defined as any payment or distribution that, together with other dividends and distributions made within the preceding twelve months, is less than the lesser of (i) 10% of the insurer's statutory policyholders' surplus as of the preceding December 31 or (ii) adjusted statutory net income for the twelve-month period ending the preceding December 31. On June 3, 2026, NMIC paid a $101.0 million ordinary dividend to NMIH, representing its full ordinary dividend capacity payable under Wisconsin insurance laws for the twelve-month period ending December 31, 2026.
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
The risk-based required asset amount under PMIERs is determined at an individual policy-level based on the risk characteristics of each insured loan. Loans with higher risk factors, such as higher LTVs or lower borrower credit scores, are assessed a higher charge. Non-performing loans that have missed two or more payments are generally assessed a significantly higher charge than performing loans, regardless of the underlying borrower or loan risk profile; however, special consideration is given under PMIERs to loans that are delinquent on homes located in an area declared by the Federal Emergency Management Agency to be a Major Disaster zone eligible for Individual Assistance.
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
As of June 30, 2026, NMIC had a RTC ratio of 12.9:1 with $43.8 billion of primary RIF, net of reinsurance, and $3.4 billion of total statutory capital, including contingency reserves. Re One has no RIF remaining and no longer reports a RTC ratio.
NMIC’s principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At June 30, 2026, NMIC had $3.2 billion of cash and investments, including $19.9 million of cash and cash equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended June 30, 2026, NMIC generated $441 million of cash flow from operations and received an additional $630 million of cash flow on the sale, maturity and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC’s principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC’s only use of cash with the potential to develop along an unscheduled path is claims payments. Given the relatively small size of our current population of defaulted policies, the generally extended duration of the default-to-foreclosure-to-claim cycle, and the potential availability of forbearance, foreclosure moratorium and other borrower assistance programs (which serve to further extend the default-to-foreclosure-to-claim cycle timeline), we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.
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
Our investment portfolio is comprised entirely of fixed maturity instruments. As of June 30, 2026, the fair value of our investment portfolio was $3.3 billion and we held an additional $72.1 million of cash and cash equivalents. Pre-tax book yield on the investment portfolio for the six months ended June 30, 2026 was 3.5%. Book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. The yield on our investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our holdings and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	June 30, 2026	December 31, 2025
Corporate debt securities	66%	64%
Municipal debt securities	17	19
U.S. treasury securities and obligations of U.S. government agencies	6	10
Cash, cash equivalents, and short-term investments	5	4
Other asset-backed securities	5	2
U.S. agency mortgage-backed securities	1	1
Total	100%	100%

Investment portfolio ratings at fair value (1)	June 30, 2026	December 31, 2025
AAA (2)	11%	7%
AA (3)	31	37
A (3)	51	48
BBB (3)	7	8
Total	100%	100%
(1)    Excluding certain operating cash accounts.
(2)    Includes short-term securities rated A-1+.
(3)    Includes +/– ratings.

All of our investments are rated by one or more nationally recognized statistical rating organizations. If three or more ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Investment Securities - Allowance for credit losses
We did not recognize an allowance for credit loss for any security in the investment portfolio as of June 30, 2026 or December 31, 2025, and we did not record any provision for credit loss for investment securities during the three and six months ended June 30, 2026 or 2025.
As of June 30, 2026, the investment portfolio had gross unrealized losses of $99.1 million, of which $85.3 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2025, the investment portfolio had gross unrealized losses of $86.3 million, of which $84.3 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer.
We evaluated the securities in an unrealized loss position as of June 30, 2026, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our assessment of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of June 30, 2026 are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the unrealized losses on securities held as of June 30, 2026 were primarily driven by fluctuations in interest rates, and to a lesser extent, movements in credit spreads following the purchase of those securities.
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
The carrying value of our investment portfolio as of June 30, 2026 and December 31, 2025 was $3.3 billion and $3.1 billion, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of June 30, 2026, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.56 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.56% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 3.57 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.57% in fair value of our fixed income portfolio.
We are also subject to market risk related to the 2024 Revolving Credit Facility and the ILN Transaction. As discussed in Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 4, Debt” the 2024 Revolving Credit Facility bears interest at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on any outstanding drawn balance.
The risk premium amount under the ILN Transaction is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of any payment period by a coupon rate, which is the sum of one-month SOFR, as applicable, and a risk margin, and then subtracting actual investment income earned on the trust balance during that payment period. An increase in one-month SOFR, as applicable, would generally increase the risk premium payments, while an increase to money market rates, which directly affect investment income earned on the trust balance, would generally decrease them. Although we expect the two rates to move in tandem, to the extent they do not, it could increase or decrease the risk premium payments that otherwise would be due.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2026, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
The following table provides information about purchases of NMI Holdings, Inc. common stock by us during the three months ended June 30, 2026.

($ In Thousands, except for per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Program (1)
Period:
4/1/2026 to 4/30/2026	248,463	$39.24	248,463	$188,462
5/1/2026 to 5/31/2026	263,694	37.73	263,694	178,512
6/1/2026 to 6/30/2026	314,366	37.22	314,366	166,812
Total	826,523		826,523
(1)    On February 5, 2025, our Board of Directors authorized a $250 million share repurchase program (the 2025 Repurchase Program), effective through December 31, 2027. See Part I, Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 10, Stockholder's Equity” for additional information.

Item 5. Other Information
10b5-1 Trading Arrangements
Our Section 16 officers and directors (each as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans for the purchase or sale of the Company's stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the quarter ended June 30, 2026, none of our Section 16 officers or directors adopted, modified or terminated “Rule 10b5-1 trading arrangements” or "non-Rule 10b5-1 trading arrangements" (each as defined in Item 408 under Regulation S-K).

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

19.1	Insider Trading and Information Policy (incorporated herein by reference to Exhibit 19.1 to our Form 10-K, filed on February 12, 2026)
21.1	Subsidiaries of NMI Holdings, Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-Q, filed on October 30, 2015)
31.1	Principal Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certifications of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	NMI Holdings, Inc. Compensation Recovery Policy, Effective September 13, 2023 (incorporated herein by reference to Exhibit 97.1 to our Form 10-K, filed on February 15, 2024)
101	The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (Unaudited) formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2026 and 2025 (Unaudited);

(iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended June 30, 2026 and 2025 (Unaudited);
(iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 (Unaudited); and
(v) Notes to Condensed Consolidated Financial Statements (Unaudited). The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
104	The cover page from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
~	Indicates a management contract or compensatory plan or contract.
+	Confidential treatment granted as to certain portions, which portions have been filed separately with the SEC.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
Date: July 30, 2026

By: /s/ Aurora Swithenbank
Name: Aurora Swithenbank
Title: Chief Financial Officer and Duly Authorized Signatory