Form 10-Q
period 2026-09-30
NMI Holdings, Inc.
filed 2026-11-06
CIK 1547903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒
The number of shares of common stock, $0.01 par value per share, of the registrant outstanding on October 30, 2026 was 74,558,352 shares.

Glossary of Abbreviations and Acronyms
The following list defines various abbreviations and acronyms used throughout this report and in our Annual Report on Form 10-K for the year ended December 31, 2025.

ASU	Accounting Standards Update
BPMI	Borrower-paid mortgage insurance
CEO	Chief executive officer
CODM	Chief operating decision maker
Delinquent loan (DQ) commutation	A transaction in which we make payments to terminate mortgage insurance coverage on specified delinquent loans
DTI	Debt-to-income
EPS	Earnings per share
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FHFA	Federal Housing Finance Agency
FICO	Fair Isaac Corporation
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	Generally accepted accounting principles in the U.S.
GSEs	Government-Sponsored Enterprises (Fannie Mae and Freddie Mac)
IBNR	Incurred but not reported
IIF	Insurance-in-force
ILN	Insurance-linked notes
IRC	Internal revenue code
IT	Information technology
LTV	Loan-to-value
LPMI	Lender-paid mortgage insurance
MI	Mortgage insurance
NAIC	National Association of Insurance Commissioners
NIW	New insurance written
NMIC	National Mortgage Insurance Corporation, a subsidiary of NMI Holdings, Inc.
NMIH	NMI Holdings, Inc.
NMIS	National Mortgage Insurance Services, Inc., a subsidiary of NMI Holdings, Inc.
PMIERs	Private mortgage insurer eligibility requirements
QSR	Quota share reinsurance
Rate card	A fixed schedule of mortgage insurance premium rates applied uniformly across defined loan categories
Rate GPS®	Our proprietary risk-based pricing platform
Re One	National Mortgage Reinsurance Inc. One
RIF	Risk-in-force
RSU	Restricted stock units
RTC	Risk-to-capital
SAP	Statutory accounting principles
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Wisconsin OCI	The Wisconsin Office of the Commissioner of Insurance
XOL	Excess-of-loss

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

PART I
Item 1. Financial Statements

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2026	December 31, 2025
Assets	(In Thousands, except for share data)
Fixed maturities, available-for-sale, at fair value (amortized cost of $3,427,996 and $3,190,174)	$3,243,464	$3,137,023
Cash and cash equivalents	72,326	43,937
Premiums receivable, net	100,082	86,259
Accrued investment income	32,373	27,253
Deferred policy acquisition costs, net	64,404	64,372
Software and equipment, net	21,196	21,727
Intangible assets and goodwill	3,634	3,634
Reinsurance recoverable	44,377	38,577
Prepaid federal income taxes	400,258	400,258
Other assets	20,124	18,058
Total assets	$4,002,238	$3,841,098

Liabilities
Debt	$418,528	$417,031
Unearned premiums	39,779	46,660
Accounts payable and accrued expenses	96,549	101,595
Reserve for insurance claims and claim expenses	234,242	196,429
Deferred tax liability, net	502,839	478,890
Other liabilities	7,633	8,507
Total liabilities	1,299,570	1,249,112
Commitments and contingencies

Shareholders' equity
Common stock - $0.01 par value; 89,060,731 shares issued and 74,805,855 shares outstanding as of September 30, 2026 and 88,371,465 shares issued and 76,285,242 shares outstanding as of December 31, 2025 (250,000,000 shares authorized)	891	884
Additional paid-in capital	1,019,435	1,016,772
Treasury stock, at cost: 14,254,876 and 12,086,223 common shares as of September 30, 2026 and December 31, 2025, respectively	(438,560)	(351,772)
Accumulated other comprehensive loss, net of tax	(149,873)	(46,083)
Retained earnings	2,270,775	1,972,185
Total shareholders' equity	2,702,668	2,591,986
Total liabilities and shareholders' equity	$4,002,238	$3,841,098

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(In Thousands, except for per share data)
Revenues
Net premiums earned	$155,453	$151,323	$467,783	$449,755
Net investment income	32,197	26,773	91,132	75,408
Net realized investment (losses) gains	(346)	321	(722)	(55)
Other revenues	246	262	723	596
Total revenues	187,550	178,679	558,916	525,704
Expenses
Insurance claims and claim expenses	29,114	18,554	62,922	36,477
Underwriting and operating expenses	30,792	29,156	91,907	88,839
Service expenses	214	162	543	388
Interest expense	7,125	7,124	21,350	21,345
Total expenses	67,245	54,996	176,722	147,049

Income before income taxes	120,305	123,683	382,194	378,655
Income tax expense	26,833	27,684	83,604	83,946
Net income	$93,472	$95,999	$298,590	$294,709

Earnings per share
Basic	$1.25	$1.24	$3.95	$3.78
Diluted	$1.23	$1.22	$3.89	$3.72

Weighted average common shares outstanding
Basic	75,077	77,410	75,677	77,935
Diluted	76,117	78,830	76,712	79,315

Net income	$93,472	$95,999	$298,590	$294,709
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains in accumulated other comprehensive loss, net of tax (benefit) expense of $(20,156) and $5,145 for the three months ended September 30, 2026 and 2025, and $(27,801) and $18,901 for the nine months ended September 30, 2026 and 2025, respectively	(75,822)	19,356	(104,583)	71,106
Reclassification adjustment for realized losses (gains) included in net income, net of tax (benefit) expense of $(73) and $67 for the three months ended September 30, 2026 and 2025, and $(211) and $(12) for the nine months ended September 30, 2026 and 2025, respectively	273	(253)	793	44
Other comprehensive (loss) income, net of tax	(75,549)	19,103	(103,790)	71,150
Comprehensive income	$17,923	$115,102	$194,800	$365,859

See accompanying notes to condensed consolidated financial statements (unaudited).

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(In Thousands)
Balances, December 31, 2025	76,285	$884	$1,016,772	$(351,772)	$(46,083)	$1,972,185	$2,591,986
Common stock: shares issued under stock plans, net of shares withheld for employee taxes	580	6	(13,772)	—	—	—	(13,766)
Repurchase of common stock	(716)	—	—	(27,723)	—	—	(27,723)
Share-based compensation expense	—	—	4,682	—	—	—	4,682
Change in unrealized investment gains/losses, net of tax benefit of $5,869	—	—	—	—	(22,077)		(22,077)
Net income	—	—	—	—	—	99,330	99,330
Balances, March 31, 2026	76,149	$890	$1,007,682	$(379,495)	$(68,160)	$2,071,515	$2,632,432
Common stock: shares issued under stock plans, net of shares withheld for employee taxes	44	*	(454)	—	—	—	(454)
Repurchase of common stock	(826)	—	—	(31,712)	—	—	(31,712)
Share-based compensation expense	—	—	5,306	—	—	—	5,306
Change in unrealized investment gains/losses, net of tax benefit of $1,638	—	—	—	—	(6,164)	—	(6,164)
Net income	—	—	—	—	—	105,788	105,788
Balances, June 30, 2026	75,367	$890	$1,012,534	$(411,207)	$(74,324)	$2,177,303	$2,705,196
Common stock: shares issued under stock plans, net of shares withheld for employee taxes	65	1	1,165	—	—	—	1,166
Repurchase of common stock	(626)	—	—	(27,353)	—	—	(27,353)
Share-based compensation expense	—	—	5,736	—	—	—	5,736
Change in unrealized investment gains/losses, net of tax benefit of $20,083	—	—	—	—	(75,549)	—	(75,549)
Net income	—	—	—	—	—	93,472	93,472
Balances, September 30, 2026	74,806	$891	$1,019,435	$(438,560)	$(149,873)	$2,270,775	$2,702,668
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

NMI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2026	2025
Cash flows from operating activities	(In Thousands)
Net income	$298,590	$294,709
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	722	55
Depreciation and amortization	7,279	8,564
Net accretion of discount on investment securities	(2,534)	(3,036)
Amortization of debt discount and debt issuance costs	1,895	1,800
Deferred income taxes	51,539	58,159
Share-based compensation expense	15,724	13,968
Changes in operating assets and liabilities:
Premiums receivable, net	(13,823)	(2,929)
Accrued investment income	(5,120)	(3,404)
Deferred policy acquisition costs, net	(32)	135
Reinsurance recoverable	(5,800)	(3,055)
Other assets	(3,708)	(4,799)
Unearned premiums	(6,881)	(15,421)
Reserve for insurance claims and claim expenses	37,813	28,276
Reinsurance balances, net	—	(131)
Accounts payable and accrued expenses	(5,998)	(15,335)
Net cash provided by operating activities	369,666	357,556
Cash flows from investing activities
Purchase of short-term investments	(103,468)	(149,956)
Purchase of fixed-maturity investments, available-for-sale	(677,521)	(397,577)
Proceeds from maturities of short-term investments	106,625	116,700
Proceeds from maturities and redemptions of fixed-maturity investments, available-for-sale	213,715	217,342
Proceeds from sales of fixed-maturity investments, available-for-sale	225,011	19,814
Additions to software and equipment	(5,510)	(5,133)
Net cash used in investing activities	(241,148)	(198,810)
Cash flows from financing activities
Proceeds from issuance of common stock related to employee equity plans	5,892	2,875
Taxes paid related to net share settlement of equity awards	(18,946)	(10,980)
Repurchases of common stock	(87,075)	(74,510)
Net cash used in financing activities	(100,129)	(82,615)

Net increase in cash, cash equivalents and restricted cash	28,389	76,131
Cash, cash equivalents and restricted cash, beginning of period	43,937	54,308
Cash, cash equivalents and restricted cash, end of period	$72,326	$130,439

Supplemental disclosures of cash flow information
Interest paid	$25,500	$31,450
Income taxes paid	34,463	32,215
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
Recent Accounting Pronouncements – Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expense (Topic 220). The update expands disclosure requirements related to certain income statement expenses, including a requirement to provide a tabular disaggregation of certain operating expenses by category. The standard will take effect for all public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Upon adoption, we expect to include expanded tabular disclosures in our consolidated financial statements, as applicable.
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
Fair Values and Gross Unrealized Gains and Losses on Investments

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of September 30, 2026	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$210,974	$—	$(15,962)	$195,012
Municipal debt securities	593,671	5	(36,207)	557,469
Corporate debt securities	2,331,933	324	(125,964)	2,206,293
U.S. agency mortgage-backed securities (1)	37,986	—	(2,659)	35,327
Other asset-backed securities	168,413	82	(4,083)	164,412
Total bonds	3,342,977	411	(184,875)	3,158,513
Short-term investments	85,019	—	(68)	84,951
Total investments	$3,427,996	$411	$(184,943)	$3,243,464

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of December 31, 2025	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$306,168	$2,544	$(1,684)	$307,028
Municipal debt securities	635,396	3,052	(26,879)	611,569
Corporate debt securities	2,047,122	27,504	(55,015)	2,019,611
U.S. agency mortgage-backed securities (1)	42,109	10	(48)	42,071
Other asset-backed securities	72,774	—	(2,649)	70,125
Total bonds	3,103,569	33,110	(86,275)	3,050,404
Short-term investments	86,605	15	(1)	86,619
Total investments	$3,190,174	$33,125	$(86,276)	$3,137,023
(1)    100% of our U.S. agency mortgage-backed securities at September 30, 2026 and December 31, 2025 were guaranteed by Ginnie Mae, which has the full faith and credit of the U.S. federal government.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a breakdown of the fair value of our corporate debt securities by issuer industry group as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Financial	42%	39%
Consumer	27	28
Industrial	10	9
Utilities	9	11
Technology	6	6
Communications	4	6
Basic Materials	2	1
Total	100%	100%
As of September 30, 2026 and December 31, 2025, approximately $5.3 million and $5.4 million, respectively, of our cash and investments were held in the form of U.S. Treasury securities on deposit with various state insurance departments to satisfy regulatory requirements.
Scheduled Maturities
The amortized cost and fair value of available-for-sale securities as of September 30, 2026 and December 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most U.S. agency mortgage-backed securities and other asset-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

As of September 30, 2026	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$370,944	$367,545
Due after one through five years	1,597,979	1,500,132
Due after five through ten years	1,181,308	1,109,435
Due after ten years	71,366	66,613
U.S. agency mortgage-backed securities	37,986	35,327
Other asset-backed securities	168,413	164,412
Total investments	$3,427,996	$3,243,464

As of December 31, 2025	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$292,846	$292,232
Due after one through five years	1,713,613	1,672,123
Due after five through ten years	1,062,039	1,053,628
Due after ten years	6,793	6,844
U.S. agency mortgage-backed securities	42,109	42,071
Other asset-backed securities	72,774	70,125
Total investments	$3,190,174	$3,137,023
Aging of Unrealized Losses
As of September 30, 2026, the investment portfolio had gross unrealized losses of $184.9 million, of which $101.7 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2025, the investment portfolio had gross unrealized losses of $86.3 million, of which $84.3 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. For those securities

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of September 30, 2026		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	20	$194,469	$(15,954)	1	$543	$(8)	21	$195,012	$(15,962)
Municipal debt securities	26	137,473	(2,967)	195	418,896	(33,240)	221	556,369	(36,207)
Corporate debt securities	261	1,442,220	(61,522)	134	660,412	(64,442)	395	2,102,632	(125,964)
U.S. agency mortgage-backed securities	3	35,327	(2,659)	—	—	—	3	35,327	(2,659)
Other asset-backed securities	11	69,252	(72)	14	18,557	(4,011)	25	87,809	(4,083)
Short-term investments	6	84,557	(68)	—	—	—	6	84,557	(68)
Total	327	$1,963,298	$(83,242)	344	$1,098,408	$(101,701)	671	$3,061,706	$(184,943)

	Less Than Twelve Months			Twelve Months or Greater			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2025		($ In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	11	$204,062	$(1,673)	5	$1,993	$(11)	16	$206,055	$(1,684)
Municipal debt securities	—	—	—	215	477,095	(26,879)	215	477,095	(26,879)
Corporate debt securities	13	43,546	(209)	159	836,050	(54,806)	172	879,596	(55,015)
U.S. agency mortgage-backed securities	2	27,109	(48)	—	—	—	2	27,109	(48)
Other asset-backed securities	7	33,836	(53)	16	36,289	(2,596)	23	70,125	(2,649)
Short-term investments	1	24,778	(1)	—	—	—	1	24,778	(1)
Total	34	$333,331	$(1,984)	395	$1,351,427	$(84,292)	429	$1,684,758	$(86,276)
Allowance for Credit Losses
As of September 30, 2026 and December 31, 2025, we did not recognize an allowance for credit loss for any security in the investment portfolio and we did not record any provision for credit loss for investment securities during the three or nine months ended September 30, 2026 or 2025.
We evaluated the securities in an unrealized loss position as of September 30, 2026, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our assessment of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of September 30, 2026 are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the unrealized losses on securities held as of September 30, 2026 were primarily driven by fluctuations in interest rates, and to a lesser extent, movements in credit spreads following the purchase of those securities.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net Investment Income
The following table presents the components of net investment income:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(In Thousands)
Investment income (1)	$32,554	$27,127	$92,189	$76,425
Investment expenses	(357)	(354)	(1,057)	(1,017)
Net investment income	$32,197	$26,773	$91,132	$75,408
(1)    Includes interest income recognized on cash and cash equivalents of $0.6 million and $2.3 million during the three and nine months ended September 30, 2026, respectively, and $0.9 million and $2.9 million during the three and nine months ended September 30, 2025, respectively.
The following table presents the components of net realized investment gains (losses):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(In Thousands)
Gross realized investment gains	$—	$390	$1,768	$414
Gross realized investment losses	(346)	(69)	(2,490)	(469)
Net realized investment (losses) gains	$(346)	$321	$(722)	$(55)
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The following tables present our financial instruments that are measured at fair value on a recurring basis by hierarchy level:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2026	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$195,012	$—	$—	$195,012
Municipal debt securities	—	557,469	—	557,469
Corporate debt securities	—	2,206,293	—	2,206,293
U.S. agency mortgage-backed securities	—	35,327	—	35,327
Other asset-backed securities	—	164,412	—	164,412
Cash, cash equivalents and short-term investments	157,277	—	—	157,277
Total assets	$352,289	$2,963,501	$—	$3,315,790

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2025	(In Thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$307,028	$—	$—	$307,028
Municipal debt securities	—	611,569	—	611,569
Corporate debt securities	—	2,019,611	—	2,019,611
U.S. agency mortgage-backed securities	—	42,071	—	42,071
Other asset-backed securities	—	70,125	—	70,125
Cash, cash equivalents and short-term investments	130,556	—	—	130,556
Total assets	$437,584	$2,743,376	$—	$3,180,960
There were no transfers between Level 2 and Level 3 of the fair value hierarchy during the nine months ended September 30, 2026 or the year ended December 31, 2025.
Financial Instruments Not Measured at Fair Value
On May 21, 2024, we issued $425 million aggregate principal amount of senior unsecured notes that mature on August 15, 2029 (the 2024 Notes). At September 30, 2026, the 2024 Notes were carried at an amortized cost of $418.5 million, net of unamortized debt issuance costs and an original issue discount totaling $6.5 million, and had a fair value of $425.8 million as assessed under our Level 2 hierarchy. At December 31, 2025, the 2024 Notes were carried at an amortized cost of $417.0 million, net of unamortized debt issuance costs and an original issue discount totaling $8.0 million, and had a fair value of $441.3 million.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4. Debt
Senior Unsecured Notes
At September 30, 2026, we had $425 million aggregate principal amount of senior unsecured notes outstanding. The 2024 Notes were issued pursuant to an indenture, dated May 21, 2024, and bear interest at a rate of 6.00%, payable semi-annually on February 15 and August 15.
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
In connection with the 2024 Notes offering, we recorded capitalized debt issuance costs and an original issue discount of $10.9 million. Such amount will be amortized over the contractual life of the 2024 Notes using the effective interest method and included in interest expense. The effective interest rate on the 2024 Notes is 6.583%. At September 30, 2026 and December 31, 2025, $6.5 million and $8.0 million, respectively, of unamortized debt issuance costs and original issue discount remained.
At September 30, 2026 and December 31, 2025, $3.3 million and $9.6 million, respectively, of accrued and unpaid interest on the 2024 Notes was included in “Accounts Payable and Accrued Expenses” on our condensed consolidated balance sheets.
Revolving Credit Facility
On April 29, 2024, we entered into a new $250 million five-year unsecured revolving credit facility (the 2024 Revolving Credit Facility) to replace our then outstanding $250 million four-year secured revolving credit facility (the 2021 Revolving Credit Facility). The 2024 Revolving Credit Facility matures on May 21, 2029. Borrowings under the 2024 Revolving Credit Facility may be used for general corporate purposes, including to support growth, new business production and operations, and accrue interest at a variable rate equal to, at our discretion, (i) a Base Rate (as defined in the 2024 Revolving Credit Facility) subject to a floor of 1.00% per annum plus a margin of 0.375% to 1.875% per annum, or (ii) the Adjusted Term Secured Overnight Financing Rate (SOFR, as defined in the 2024 Revolving Credit Facility) plus a margin of 1.375% to 2.875% per annum, with the margin in each of (i) or (ii) based on our applicable corporate credit rating at the time. As of September 30, 2026 and December 31, 2025, no amounts were drawn under the 2024 Revolving Credit Facility.
Under the 2024 Revolving Credit Facility, we are required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of September 30, 2026, the applicable commitment fee was 0.175%. For the three and nine months ended September 30, 2026, we recorded $0.1 million and $0.3 million, respectively, of commitment fees in interest expense.
We incurred debt issuance costs of $2.1 million in connection with the 2024 Revolving Credit Facility and had $0.6 million of unamortized debt issuance costs associated with the 2021 Revolving Credit Facility remaining at the time of its replacement. Combined unamortized debt issuance costs are amortized through interest expense on a straight-line basis over the contractual life of the 2024 Revolving Credit Facility. At September 30, 2026 and December 31, 2025, remaining unamortized deferred debt issuance costs of $1.4 million and $1.8 million, respectively, were recorded in “Other Assets” on our condensed consolidated balance sheets.
Under the 2024 Revolving Credit Facility we are subject to certain covenants, including a maximum debt-to-total capitalization ratio of 35%, a minimum consolidated net worth requirement (as defined therein), and a requirement to maintain compliance with the financial standards prescribed by the private mortgage insurer eligibility requirements (PMIERs). We were in compliance with all covenants at September 30, 2026.

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
The effect of our reinsurance agreements on premiums written and earned is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(In Thousands)
Net premiums written
Direct	$189,580	$181,416	$562,799	$533,745
Ceded (1)	(35,853)	(34,456)	(101,897)	(99,346)
Net premiums written	$153,727	$146,960	$460,902	$434,399

Net premiums earned
Direct	$191,306	$185,779	$569,680	$549,166
Ceded (1)	(35,853)	(34,456)	(101,897)	(99,411)
Net premiums earned	$155,453	$151,323	$467,783	$449,755
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the inception date, covered production period, ceding commission and profit commission for each outstanding QSR Transaction. Current amounts are presented as of September 30, 2026.

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
NMIC has also entered into four additional quota share reinsurance treaties that will provide sequential coverage for mortgage insurance policies to be written in 2027, 2028, 2029 and 2030 (the 2027 QSR Transaction, 2028 QSR Transaction, 2029 QSR Transaction and 2030 QSR Transaction). Under the terms of the 2027 QSR Transaction, NMIC will cede premiums earned related to 35% of the risk on eligible policies written between January 1, 2027 and December 31, 2027. Under the terms of the 2028 QSR Transaction, NMIC will cede premiums earned related to 35% of the risk on eligible policies written between January 1, 2028 and December 31, 2028. Under the terms of the 2029 QSR Transaction, NMIC will cede premiums earned related to 35% of the risk on eligible policies written between January 1, 2029 and December 31, 2029. Under the terms of the 2030 QSR Transaction, NMIC will cede premiums earned related to 17% of the risk on eligible policies written between January 1, 2030 and December 31, 2030.
The following table shows amounts related to the QSR Transactions:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2026	2025	2026	2025
	(In Thousands)
Ceded risk-in-force	$12,938,907	$12,699,082	$12,938,907	$12,699,082
Ceded premiums earned	(39,328)	(39,847)	(115,763)	(121,085)
Ceded claims and claim expenses (1)	7,094	4,123	15,111	7,899
Ceding commission earned	10,144	10,246	30,521	29,683
Profit commission	16,080	19,083	52,611	62,439
(1)    Includes a $0.3 million termination fee for the nine months ended September 30, 2025 incurred in connection with the amendment of certain QSR Transactions.
NMIC had aggregate reinsurance recoverables related to the QSR Transactions of $44.4 million and $38.6 million as of September 30, 2026 and December 31, 2025, respectively. NMIC's reinsurance recoverable balance is supported by collateral trust accounts established and maintained by each reinsurer in accordance with the terms of the QSR Transactions and the PMIERs funding requirements for risk ceded to non-affiliated reinsurers.
We remain directly liable for all claim payments if we are unable to collect the recoverables due from our reinsurers and establish an allowance for expected credit loss against our reinsurance recoverable if we do not expect to recover amounts due from one or more of our reinsurance counterparties. Our reinsurance recoverable is reported net of such allowance, if any. We actively monitor the counterparty credit profiles of our reinsurers and each is required to partially collateralize its obligations under the terms of the QSR Transactions. The allowance for credit loss established against our reinsurance recoverable was deemed immaterial as of September 30, 2026 and December 31, 2025.

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
Under the terms of the XOL Transactions, NMIC makes risk premium payments to its third-party reinsurance providers for the outstanding reinsurance coverage amount and ceded aggregate premiums earned of $11.3 million and $33.5 million during the three and nine months ended September 30, 2026, respectively, and $10.7 million and $31.2 million during the three and nine months ended September 30, 2025, respectively. NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under each agreement. NMIC did not cede any incurred losses on covered policies under the XOL Transactions during the three and nine months ended September 30, 2026 and 2025, as the aggregate first layer risk retention for each agreement was not exhausted during such periods.
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
The following table presents the inception date, covered production period, initial and current reinsurance coverage amount, and initial and current first layer retained aggregate loss under each outstanding XOL Transaction. Current amounts are presented as of September 30, 2026.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

($ values in thousands)	Inception Date	Covered Production	Initial Reinsurance Coverage	Current Reinsurance Coverage	Initial First Layer Retained Loss	Current First Layer Retained Loss (1)
2022-1 XOL	April 1, 2022	10/1/2021 – 3/31/2022	$289,741	$114,723	$133,366	$125,210
2022-2 XOL	July 1, 2022	4/1/2022 – 6/30/2022	154,306	101,201	78,906	68,708
2022-3 XOL	October 1, 2022	7/1/2022 – 9/30/2022	96,779	65,632	106,265	96,517
2023-1 XOL	January 1, 2023	10/1/2022 – 6/30/2023	89,864	52,935	146,513	136,661
2023-2 XOL	July 1, 2023	7/1/2023 – 12/31/2023	100,777	46,636	136,875	131,749
2024 XOL	January 1, 2024	1/1/2024 – 12/31/2024	162,500	119,616	312,172	308,510
2025 XOL	January 1, 2025	1/1/2025 – 12/31/2025	283,849	263,040	321,331	320,983
2026-1 XOL(2)	January 1, 2026	1/1/2026 – 12/31/2026	144,007	144,007	275,322	275,322
2026-2 XOL(3)	April 1, 2026	10/1/2020 - 3/31/2021	148,109	133,951	17,042	17,042
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
NMIC has also entered into three additional excess-of-loss reinsurance treaties that will incept and provide coverage in future periods. The 2026-3 XOL Transaction incepted on October 1, 2026 and provides $160 million of aggregate excess-of-loss coverage for mortgage insurance policies covered under the existing 2021-2 ILN Transaction. The 2027 XOL Transaction will provide $125 million of aggregate excess-of-loss coverage for mortgage insurance policies to be written in 2027. The 2028 XOL Transaction will provide $100 million of aggregate excess-of-loss coverage for mortgage insurance policies to be written in 2028.
Insurance-Linked Notes
NMIC is party to a reinsurance agreement with Oaktown Re VII Ltd. (a special purpose reinsurance entity referred to as Oaktown Re) effective October 26, 2021 that provides aggregate excess-of-loss reinsurance coverage on a defined portfolio of mortgage insurance policies originated between April 1, 2021 and September 30, 2021. Under the agreement, NMIC retains $146.2 million of first layer aggregate loss exposure on covered policies and Oaktown Re then provides second layer loss protection up to the outstanding reinsurance coverage amount. NMIC then retains losses in excess of the reinsurance coverage amount. The reinsurance coverage amount provided by Oaktown Re decreases from $363.6 million at inception over a 12.5 year period as the underlying insured mortgages are amortized or repaid, and/or the mortgage insurance coverage is canceled, and was $133.8 million as of September 30, 2026. The outstanding reinsurance coverage amount stops amortizing if certain credit enhancement or delinquency thresholds, as defined in the agreement, are triggered.
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
NMIC applies claims paid on covered policies against its first layer aggregate retained loss exposure under the Oaktown Re excess-of-loss agreement. NMIC did not cede any incurred losses on covered policies to Oaktown Re during the three and nine months ended September 30, 2026 and 2025, as the aggregate first layer risk retention was not exhausted during such periods. The first layer aggregate retained loss layer was $141.7 million as of September 30, 2026.
NMIC holds optional termination rights under the 2021-2 ILN Transaction, including, among others, an optional call feature which provides NMIC the discretion to terminate the transaction on or after a prescribed date, and a clean-up call if the

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
NMIC has previously been party to other insurance-linked note transactions that it has elected to terminate in accordance with their respective terms. Effective October 25, 2026, NMIC exercised its optional call to terminate a reinsurance agreement with and the associated insurance-linked notes issued by Oaktown Re VII Ltd. In connection with the termination, NMIC's excess-of-loss reinsurance agreement was commuted and the insurance-linked notes issued by Oaktown Re VII Ltd. were redeemed in full with a distribution of remaining collateral assets.
NMIC ceded aggregate premiums in connection with current and previously outstanding insurance-linked notes transactions of $1.3 million and $5.3 million during the three and nine months ended September 30, 2026, respectively, and $3.0 million and $9.6 million during the three and nine months ended September 30, 2025, respectively.
6. Reserves for Insurance Claims and Claim Expenses
We hold gross reserves in an amount equal to the estimated liability for insurance claims and claim expenses related to defaults on insured mortgage loans. A loan is considered to be in “default” as of the payment date at which a borrower has missed the preceding two or more consecutive monthly payments. We establish reserves for loans that have been reported to us in default by servicers, referred to as case reserves, and additional loans that we estimate (based on actuarial review and other factors) to be in default that have not yet been reported to us by servicers, referred to as incurred but not reported (IBNR) reserves. We also establish reserves for claim expenses, which represent the estimated cost of the claim administration process, including legal and other fees, as well as other general expenses of administering the claim settlement process. As of September 30, 2026, we held gross reserves for insurance claims and claim expenses of $234.2 million. During the nine months ended September 30, 2026, we paid 569 claims totaling $39.0 million, including 550 claims covered under the QSR Transactions representing $7.4 million of ceded claims and claim expenses. We settled an additional 98 delinquent loans through commutation for $1.3 million, before giving effect to claims ceded under the QSR Transactions.
We had 8,571 loans in default in our primary insured portfolio as of September 30, 2026, which represented a 1.23% default rate against 697,361 total policies in-force, and 7,661 loans in default in our primary insured portfolio as of December 31, 2025, which represented a 1.12% default rate against 684,058 total policies in-force. The size of the reserve we establish for each defaulted loan (and by extension our aggregate reserve for claims and claim expenses) reflects our best estimate of the future claim payment to be made for each individual loan in default. Our future claims exposure is a function of the number of defaulted loans that progress to claim payment (which we refer to as frequency) and the amount to be paid to settle such claims (which we refer to as severity). Our estimates of claims frequency and severity are not formulaic, rather they are broadly synthesized based on historical observed experience for similarly situated loans and assumptions about future macroeconomic factors.

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides a reconciliation of the beginning and ending gross reserve balances for insurance claims and claim expenses:

	For the nine months ended September 30,
	2026	2025
	(In Thousands)
Beginning balance	$196,429	$152,071
Less reinsurance recoverables (1)	(38,577)	(32,260)
Beginning balance, net of reinsurance recoverables	157,852	119,811

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	105,942	88,584
Prior years (3)	(43,020)	(52,440)
Total claims and claim expenses incurred (4)	62,922	36,144

Less claims paid:
Claims and claim expenses paid:
Current year (2)	232	280
Prior years (3)(5)	32,347	12,607
Reinsurance terminations (6)	(1,670)	(1,964)
Total claims and claim expenses paid	30,909	10,923

Reserve at end of period, net of reinsurance recoverables	189,865	145,032
Add reinsurance recoverables (1)	44,377	35,315
Ending balance	$234,242	$180,347
(1)    Related to ceded losses recoverable under the QSR Transactions. See Note 5, “Reinsurance” for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $91.3 million attributed to net case reserves and $12.9 million attributed to net IBNR reserves for the nine months ended September 30, 2026 and $77.2 million attributed to net case reserves and $9.8 million attributed to net IBNR reserves for the nine months ended September 30, 2025.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $30.8 million attributed to net case reserves and $10.8 million attributed to net IBNR reserves for the nine months ended September 30, 2026 and $43.2 million attributed to net case reserves and $8.1 million attributed to net IBNR reserves for the nine months ended September 30, 2025.
(4)    Excludes aggregate termination fees of $0.3 million for the nine months ended September 30, 2025 incurred in connection with the amendment of certain QSR Transactions.
(5)    Includes $1.0 million, net of reinsurance, paid in connection with the commutation of coverage on delinquent loans during the nine months ended September 30, 2026.
(6)    Represents the settlement of reinsurance recoverables in conjunction with the termination or amendment of certain QSR Transactions.

The “claims incurred” section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves, and is presented net of reinsurance. The amount of claims incurred relating to current year defaults increased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to an increase in the total number of new delinquencies emerging during the period tied to the growth and natural seasoning of our portfolio. Our provision for claims and claim expenses during both the nine months ended September 30, 2026 and 2025 benefited from favorable development on prior year defaults. We recognized $43.0 million and $52.4 million of favorable prior year development during the nine months ended September 30, 2026 and 2025, respectively, primarily due to cure activity and ongoing analysis of recent loss development trends. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $103.5 million related to prior year defaults remained as of September 30, 2026.

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
The following table reconciles the net income and the weighted average shares of common stock outstanding used in the computations of basic and diluted EPS of common stock:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(In Thousands, except for per share data)
Net income – basic and diluted	$93,472	$95,999	$298,590	$294,709

Basic weighted average shares outstanding	75,077	77,410	75,677	77,935
Dilutive effect of issuable shares	1,040	1,420	1,035	1,380
Diluted weighted average shares outstanding	76,117	78,830	76,712	79,315

Earnings per share
Basic	$1.25	$1.24	$3.95	$3.78
Diluted	$1.23	$1.22	$3.89	$3.72

Anti-dilutive shares	—	1	2	1
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
Investment income, also referred to as interest revenue, is reported within “Net Investment Income” on our condensed consolidated statements of operations and was $32.6 million and $92.2 million for the three and nine months ended September 30, 2026, respectively, and $27.1 million and $76.4 million for the three and nine months ended September 30, 2025, respectively. Amortization and depreciation expense for software, equipment, and leasehold improvements was $2.3 million and $7.3 million for the three and nine months ended September 30, 2026, respectively, and $2.8 million and $8.6 million for the three and nine months ended September 30, 2025, respectively.
9. Income Taxes
We are a U.S. taxpayer and are subject to a statutory U.S. federal corporate income tax rate of 21%. Taxable income is reported on our consolidated U.S. federal and various state income tax returns, filed by NMIH on behalf of itself and its subsidiaries. Our effective tax rate on pre-tax income was 22.3% and 21.9% for the three and nine months ended September 30, 2026, respectively, compared to 22.4% and 22.2% for the three and nine months ended September 30, 2025, respectively. Our provision for income taxes for interim reporting periods is established based on our estimated annual effective tax rate for a given

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
year. Our effective tax rate may fluctuate between interim periods due to the impact of discrete items not included in our estimated annual effective tax rate, including the tax effects associated with the vesting of RSUs and exercise of options. Such items are treated on a discrete basis in the reporting period in which they occur.
As a mortgage guaranty insurance company, we are eligible to claim a tax deduction for our statutory contingency reserve balance, subject to certain limitations outlined under IRC Section 832(e), and only to the extent we acquire tax and loss bonds in an amount equal to the tax benefit derived from the claimed deduction, which is our intent. As a result, our interim provision for income taxes for the three and nine months ended September 30, 2026 and 2025 primarily represents a change in our net deferred tax liability. As of September 30, 2026 and December 31, 2025, we held $400.3 million of tax and loss bonds in “Prepaid Federal Income Taxes” on our condensed consolidated balance sheets.
10. Shareholders' Equity
During the nine months ended September 30, 2026, we repurchased 2.2 million shares at an average price of $39.73 per share (excluding associated fees and applicable taxes). As of September 30, 2026, we had $139.7 million of repurchase authorization remaining through December 31, 2027. The authorization provides us with the flexibility, based on market and business conditions, stock price and other factors, to repurchase stock through open market purchases, privately negotiated transactions, or other means, including pursuant to Rule 10b5-1 trading plans.
11. Premiums Receivable, Net

Premiums receivable consists of premiums due on our mortgage insurance policies. If a mortgage insurance premium is unpaid for more than 120 days, the associated receivable is written off against earned premium and the related insurance policy is canceled. Premiums receivable may be written off prior to 120 days in the ordinary course of business for non-credit events including, but not limited to, the modification or refinancing of an underlying insured loan. We established a $1.3 million and $1.4 million reserve for premium write-offs at September 30, 2026 and December 31, 2025, respectively.
We separately recognize an allowance for credit losses for premiums receivable based on credit losses expected to arise over the life of the receivable. Due to the nature of our insurance policies (a necessary precondition for access to mortgage credit for covered borrowers) and the short duration of the related receivables, we do not typically experience credit losses against our premiums receivables and the allowance for credit loss established on premiums receivable was deemed immaterial at September 30, 2026 and December 31, 2025.
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
NMIC and Re One generated combined statutory net income of $33.7 million and $110.5 million for the three and nine months ended September 30, 2026, respectively, compared to $30.7 million and $98.0 million for the three and nine months ended September 30, 2025, respectively.
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

NMI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents NMIC's statutory surplus, contingency reserve, statutory capital and risk-to-capital (RTC) ratio as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
	(In Thousands)
Statutory surplus	$1,019,228	$1,010,274
Contingency reserve	2,488,022	2,245,272
Statutory capital (1)	$3,507,250	$3,255,546

Risk-to-capital	12.8:1	13.0:1
(1)    Represents the total of the statutory surplus and contingency reserve.
Re One had $2.1 million of statutory capital at both September 30, 2026 and December 31, 2025.
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
NMIH, a Delaware corporation, was incorporated in May 2011, and we began start-up operations in 2012 and wrote our first MI policy in 2013. Since formation, we have sought to establish customer relationships with a broad group of mortgage lenders and build a diversified, high-quality insured portfolio. As of September 30, 2026, we had issued master policies with 2,246 customers, including national and regional mortgage banks, money center banks, credit unions, community banks, builder-owned mortgage lenders, internet-sourced lenders and other non-bank lenders. As of September 30, 2026, we had $229.7 billion of primary IIF and $61.6 billion of primary RIF.
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
Our common stock trades on the Nasdaq under the symbol “NMIH.” Our headquarters is located in Emeryville, California. As of September 30, 2026, we had 229 employees. Our corporate website is located at www.nationalmi.com. Our website and the information contained on or accessible through our website are not incorporated by reference into this report.
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
Market Developments
On April 22, 2026, the GSEs began accepting mortgage loans evaluated using the VantageScore 4.0 credit scoring framework as an alternative to the classic FICO standard. We have evaluated VantageScore 4.0, including through internal analysis and a review of third-party and industry validation work, and believe that it is an appropriate credit scoring framework for use in our underwriting, pricing and risk management processes. VantageScore 4.0 loans represented less than 1% of our total IIF as of September 30, 2026. Although VantageScore 4.0 represents an immaterial portion of our current insured portfolio, we expect volume will increase in future periods as more lenders incorporate the new standard into their origination and delivery processes.
On October 22, 2026, the President issued Executive Order "Decreasing Housing Costs for the American People," which, among other things, allows the Director of the FHFA, if he determines it to be in the best interests of the GSEs, the FHFA and the American public, to direct the GSEs to establish a pilot program to identify borrowers who satisfy equity-related and other requirements for cancellation of mortgage insurance, applicable only to mortgages made after the establishment of the pilot program. The implementation details and regulatory guidance necessary to fully assess the scope and effect of the executive order have not yet been issued, and we will continue to monitor developments as they become available.
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
Premiums are paid either by the borrower (BPMI) or the lender (LPMI) in a single payment at origination (single premium), on a monthly installment basis (monthly premium) or on an annual installment basis (annual premium). Our net premiums written will differ from our net premiums earned due to policy payment type. For single premiums, we receive a single premium payment at origination, which is earned over the estimated life of the policy. Substantially all of our single premium policies in force as of September 30, 2026 were non-refundable under most cancellation scenarios. If non-refundable single premium policies are canceled, we immediately recognize the remaining unearned premium balances as earned premium revenue. Monthly premiums are recognized in the month billed and when the coverage is effective. Annual premiums are earned on a straight-line basis over the year of coverage. Substantially all of our policies provide for either single or monthly premiums.
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

NIW and primary IIF	As of and for the three months ended September 30,				As of and for the nine months ended September 30,
	2026		2025		2026	2025
	NIW	IIF	NIW	IIF	NIW
	(In Millions)
Monthly	$13,214	$214,034	$12,727	$201,671	$40,810	$33,990
Single	361	15,618	285	16,705	1,074	707
Total	$13,575	$229,652	$13,012	$218,376	$41,884	$34,697
NIW increased 4% and 21%, respectively, during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, due to growth in our customer franchise and market presence tied to the increased penetration of existing customer accounts and new customer activations. NIW further benefitted from an increase in the size of the total mortgage insurance market during the nine months ended September 30, 2026 tied to the prevailing interest rate environment in the first six months of the year and associated increase in mortgage refinancing activity.
Primary IIF increased 5% at September 30, 2026 compared to September 30, 2025, primarily due to the NIW generated between such measurement dates, partially offset by the run-off of in-force policies. Our persistency rate was 80.8% at September 30, 2026 compared to 83.9% at September 30, 2025.
The following table presents net premiums written and earned for the periods indicated:

Net premiums written and earned	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(In Thousands)
Net premiums written	$153,727	$146,960	$460,902	$434,399
Net premiums earned	155,453	151,323	467,783	449,755
Net premiums written increased 5% and 6%, respectively, and net premiums earned increased 3% and 4%, respectively, during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, primarily due to growth in our monthly IIF and direct monthly pay premium receipts, partially offset by the impact of ceded premiums written and earned under our third-party reinsurance transactions during each respective period. The year-over-year increases in net premiums earned were further impacted by a reduction in the contribution of earnings from single premium policies.

Portfolio Statistics
Unless otherwise noted, the portfolio statistics tables presented below do not include the effects of our third-party reinsurance arrangements described above. The table below highlights trends in our primary portfolio as of the dates and for the periods indicated.

Primary portfolio trends	As of and for the three months ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
	($ Values In Millions, except as noted below)
New insurance written	$13,575	$16,050	$12,259	$14,203	$13,012
Percentage of monthly premium	97%	98%	97%	97%	98%
Percentage of single premium	3%	2%	3%	3%	2%
New risk written	$3,635	$4,236	$3,124	$3,631	$3,399
Insurance-in-force (1)	$229,652	$227,095	$222,318	$221,448	$218,376
Percentage of monthly premium	93%	93%	93%	93%	92%
Percentage of single premium	7%	7%	7%	7%	8%
Risk-in-force (1)	$61,597	$60,825	$59,517	$59,313	$58,538
Policies in force (count) (1)	697,361	694,273	684,977	684,058	677,010
Average loan size ($ value in thousands) (1)	$329	$327	$325	$324	$323
Coverage percentage (2)	26.8%	26.8%	26.8%	26.8%	26.8%
Loans in default (count) (1)	8,571	8,020	8,044	7,661	7,093
Default rate (1)	1.23%	1.16%	1.17%	1.12%	1.05%
Risk-in-force on defaulted loans (1)	$761	$708	$701	$656	$600
Average net premium yield (3)	0.27%	0.28%	0.28%	0.28%	0.28%
Earnings from cancellations	$0.5	$0.8	$0.6	$0.8	$0.7
Annual persistency (4)	80.8%	81.4%	82.2%	83.4%	83.9%
Quarterly run-off (5)	4.9%	5.1%	5.1%	5.1%	4.3%
(1)    Reported as of the end of the period.
(2)    Calculated as end of period RIF divided by end of period IIF.
(3)    Calculated as net premiums earned divided by average primary IIF for the period, annualized.
(4)    Defined as the percentage of IIF that remains on our books after a given twelve-month period.
(5)    Defined as the percentage of IIF that is no longer on our books after a given three-month period.
The table below presents a summary of the change in total primary IIF for the dates and periods indicated.

Primary IIF	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2026	2025	2026	2025
	(In Millions)
IIF, beginning of period	$227,095	$214,653	$221,448	$210,183
NIW	13,575	13,012	41,884	34,697
Cancellations, principal repayments and other reductions	(11,018)	(9,289)	(33,680)	(26,504)
IIF, end of period	$229,652	$218,376	$229,652	$218,376
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

The table below presents a summary of our primary IIF and RIF by book year as of the dates indicated.

Primary IIF and RIF	As of September 30,
	2026		2025
	IIF	RIF	IIF	RIF
Book year	(In Millions)
2026	$40,205	$10,550	$—	$—
2025	41,048	10,706	33,375	8,739
2024	32,366	8,633	39,821	10,576
2023	24,516	6,510	30,781	8,138
2022	36,861	10,048	43,051	11,563
2021 and before	54,656	15,150	71,348	19,522
Total	$229,652	$61,597	$218,376	$58,538
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

NIW by credit score (1)	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(In Millions)
>= 760	$7,328	$6,789	$23,604	$18,283
740-759	2,503	2,395	7,534	6,429
720-739	1,722	1,626	5,203	4,388
700-719	984	1,094	2,772	2,820
680-699	590	617	1,571	1,620
<=679	448	491	1,200	1,157
Total	$13,575	$13,012	$41,884	$34,697
Weighted average credit score	758	756	760	756
(1) Includes immaterial amounts related to loans with VantageScore 4.0 credit scores for the three and nine months ended September 30, 2026.

NIW by LTV	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(In Millions)
95.01% and above	$1,941	$1,566	$5,542	$4,257
90.01% to 95.00%	6,244	5,809	18,608	15,569
85.01% to 90.00%	3,940	4,062	12,391	10,700
85.00% and below	1,450	1,575	5,343	4,171
Total	$13,575	$13,012	$41,884	$34,697
Weighted average LTV	92.3%	92.1%	92.0%	92.1%

NIW by purchase/refinance mix	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(In Millions)
Purchase	$12,941	$12,416	$36,599	$33,051
Refinance	634	596	5,285	1,646
Total	$13,575	$13,012	$41,884	$34,697

The tables below present our total primary IIF and RIF by credit score and LTV, and total primary RIF by loan type as of the dates indicated.

Primary IIF by credit score (1)	As of September 30,
	2026		2025
	($ Values In Millions)
>= 760	$116,170	50%	$109,470	50%
740-759	41,942	18	39,273	18
720-739	31,425	14	30,275	14
700-719	20,606	9	20,355	9
680-699	13,299	6	13,447	6
<=679	6,210	3	5,556	3
Total	$229,652	100%	$218,376	100%
(1) Includes immaterial amounts related to loans with VantageScore 4.0 credit scores as of September 30, 2026.

Primary RIF by credit score (1)	As of September 30,
	2026		2025
	($ Values In Millions)
>= 760	$30,801	50%	$29,084	50%
740-759	11,328	18	10,589	18
720-739	8,556	14	8,211	14
700-719	5,689	9	5,575	10
680-699	3,653	6	3,662	6
<=679	1,570	3	1,417	2
Total	$61,597	100%	$58,538	100%
(1) Includes immaterial amounts related to loans with VantageScore 4.0 credit scores as of September 30, 2026.

Primary IIF by LTV	As of September 30,
	2026		2025
	($ Values In Millions)
95.01% and above	$29,881	13%	$25,978	12%
90.01% to 95.00%	114,149	50	107,914	49
85.01% to 90.00%	64,739	28	65,815	30
85.00% and below	20,883	9	18,669	9
Total	$229,652	100%	$218,376	100%

Primary RIF by LTV	As of September 30,
	2026		2025
	($ Values In Millions)
95.01% and above	$9,471	15%	$8,151	14%
90.01% to 95.00%	33,669	55	31,850	54
85.01% to 90.00%	15,994	26	16,318	28
85.00% and below	2,463	4	2,219	4
Total	$61,597	100%	$58,538	100%

Primary RIF by Loan Type	As of September 30,
	2026	2025
Fixed	97%	98%
Adjustable rate mortgages:
Less than five years	—	—
Five years and longer	3	2
Total	100%	100%
The table below presents selected primary portfolio statistics, by book year, as of September 30, 2026.

	As of September 30, 2026
Book Year	Original Insurance Written	Remaining Insurance-in-Force	% Remaining of Original Insurance	Policies Ever in Force	Number of Policies in Force	Number of Loans in Default	# of Claims Paid (1)	Incurred Loss Ratio (Inception to Date) (1)(2)	Cumulative Default Rate (3)	Current Default Rate (4)
	($ Values In Millions)
2017 and prior	$58,804	$2,668	5%	237,512	14,529	321	644	2.0%	0.4%	2.2%
2018	27,295	1,603	6%	104,043	8,853	310	236	2.3%	0.5%	3.5%
2019	45,141	3,745	8%	148,423	17,413	377	155	2.2%	0.4%	2.2%
2020	62,702	11,843	19%	186,174	45,009	522	104	1.4%	0.3%	1.2%
2021	85,574	34,797	41%	257,972	122,101	1,636	280	3.4%	0.7%	1.3%
2022	58,734	36,861	63%	163,281	111,588	2,278	488	17.8%	1.7%	2.0%
2023	40,473	24,516	61%	111,994	74,074	1,300	192	17.3%	1.3%	1.8%
2024	46,044	32,366	70%	120,747	91,454	1,200	70	16.7%	1.1%	1.3%
2025	48,900	41,048	84%	125,570	110,143	579	6	10.8%	0.5%	0.5%
2026	41,884	40,205	96%	105,224	102,197	48	—	2.0%	—%	—%
Total	$515,551	$229,652		1,560,940	697,361	8,571	2,175
(1)    Includes delinquent loans removed from default inventory upon commutation of coverage.
(2)    Calculated as total claims incurred divided by cumulative premiums earned, net of reinsurance.
(3)    Calculated as the sum of the number of claims paid ever to date and number of loans in default divided by policies ever in force.
(4)    Calculated as the number of loans in default divided by number of policies in force.
Geographic Dispersion
The following table shows the distribution by state of our primary RIF as of the dates indicated. The distribution of our primary RIF as of September 30, 2026 is not necessarily representative of the geographic distribution we expect in the future.

Top 10 primary RIF by state	As of September 30,
	2026	2025
California	9.9%	10.1%
Texas	7.9	8.3
Florida	7.0	7.2
Illinois	4.1	4.0
Georgia	4.0	4.0
Pennsylvania	3.7	3.5
Ohio	3.7	3.4
Virginia	3.6	3.7
Washington	3.5	3.7
New York	3.5	3.3
Total	50.9%	51.2%

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

The following table provides a reconciliation of the beginning and ending gross reserve balances for insurance claims and claim expenses:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(In Thousands)
Beginning balance	$214,583	$163,033	$196,429	$152,071
Less reinsurance recoverables (1)	(40,434)	(32,705)	(38,577)	(32,260)
Beginning balance, net of reinsurance recoverables	174,149	130,328	157,852	119,811

Add claims incurred:
Claims and claim expenses incurred:
Current year (2)	31,489	27,228	105,942	88,584
Prior years (3)	(2,375)	(8,674)	(43,020)	(52,440)
Total claims and claim expenses incurred (4)	29,114	18,554	62,922	36,144

Less claims paid:
Claims and claim expenses paid:
Current year (2)	193	170	232	280
Prior years (3)(5)	13,205	4,138	32,347	12,607
Reinsurance terminations (6)	—	(458)	(1,670)	(1,964)
Total claims and claim expenses paid	13,398	3,850	30,909	10,923

Reserve at end of period, net of reinsurance recoverables	189,865	145,032	189,865	145,032
Add reinsurance recoverables (1)	44,377	35,315	44,377	35,315
Ending balance	$234,242	$180,347	$234,242	$180,347
(1)    Related to ceded losses recoverable under the QSR Transactions. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5, Reinsurance” for additional information.
(2)    Related to insured loans with their most recent defaults occurring in the current year. For example, if a loan defaulted in a prior year and subsequently cured and later re-defaulted in the current year, the default would be included in the current year. Amounts are presented net of reinsurance and included $91.3 million attributed to net case reserves and $12.9 million attributed to net IBNR reserves for the nine months ended September 30, 2026 and $77.2 million attributed to net case reserves and $9.8 million attributed to net IBNR reserves for the nine months ended September 30, 2025.
(3)    Related to insured loans with defaults occurring in prior years, which have been continuously in default before the start of the current year. Amounts are presented net of reinsurance and included $30.8 million attributed to net case reserves and $10.8 million attributed to net IBNR reserves for the nine months ended September 30, 2026 and $43.2 million attributed to net case reserves and $8.1 million attributed to net IBNR reserves for the nine months ended September 30, 2025.
(4)    Excludes aggregate termination fees of $0.3 million for the nine months ended September 30, 2025 incurred in connection with the amendment of certain QSR Transactions.
(5)    Includes $1.0 million, net of reinsurance, paid in connection with the commutation of coverage on delinquent loans during the three and nine months ended September 30, 2026.
(6)    Represents the settlement of reinsurance recoverables in conjunction with the termination or amendment of certain QSR Transactions.

The “claims incurred” section of the table above shows claims and claim expenses incurred on defaults occurring in current and prior years, including IBNR reserves and is presented net of reinsurance. We may increase or decrease our claim estimates and reserves as we learn additional information about individual defaulted loans, and continue to observe and analyze loss development trends in our portfolio. Gross reserves of $103.5 million related to prior year defaults remained as of September 30, 2026.

The following table provides a reconciliation of the beginning and ending count of loans in default:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Beginning default inventory	8,020	6,709	7,661	6,642
Plus: new defaults	2,943	2,529	8,180	7,119
Less: cures	(2,066)	(2,044)	(6,582)	(6,353)
Less: claims paid	(216)	(93)	(569)	(281)
Less: commutations and settlements (1)	(98)	—	(98)	—
Less: rescission and claims denied	(12)	(8)	(21)	(34)
Ending default inventory	8,571	7,093	8,571	7,093
(1)    Represents loans removed from default inventory upon commutation of coverage.
Ending default inventory increased from September 30, 2025 to September 30, 2026, primarily due to the growth and seasoning of our insured portfolio, partially offset by cure activity within our default population during the intervening period.
The following table provides details of our claims paid, excluding commutations and settlements, before giving effect to claims ceded under the QSR Transactions for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	($ Values In Thousands)
Number of claims paid (1)	216	93	569	281
Total amount paid for claims	$15,286	$5,364	$38,958	$16,101
Average amount paid per claim	$71	$58	$68	$57
Severity (2)	87%	73%	88%	74%
(1)    Count includes 19 and 46 claims settled without payment during the three and nine months ended September 30, 2026, respectively, and 14 and 50 claims settled without payment during the three and nine months ended September 30, 2025, respectively.
(2)    Severity represents the total amount of claims paid including claim expenses divided by the related RIF on the loan at the time the claim is perfected, and is calculated including claims settled without payment.

We paid 216 and 569 claims for $15.3 million and $39.0 million, respectively, during the three and nine months ended September 30, 2026, and 93 and 281 claims for $5.4 million and $16.1 million, respectively, during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2026 we settled an additional 98 delinquent loans through commutation for $1.3 million, before giving effect to claims ceded under the QSR Transactions. The number of claims paid in each period was modest relative to the size of our insured portfolio and we generally observe that the borrowers of the loans we insure are well-situated with strong credit profiles, stable 30-year fixed rate mortgages, manageable debt service obligations and significant appreciated equity in their homes. An increase in the value of the homes collateralizing the mortgages we insure provides defaulted borrowers with alternative paths and incentives to cure their loan prior to the development of a claim.
Our claims severity, excluding the impact of delinquent loans settled through commutation, was 87% and 88% for the three and nine months ended September 30, 2026, respectively, compared to 73% and 74% for the three and nine months ended September 30, 2025, respectively. The increase in claims severity for the three and nine months ended September 30, 2026, was primarily due to an increase in the proportion of claims related to loans originated in more recent years. These loans generally have less accumulated equity than loans from earlier vintages, which typically results in a higher frequency and severity of claims payments. An increase in the value of the homes collateralizing the mortgages we insure provides additional equity support to our risk exposure and raises the prospect of a third-party sale of a foreclosed property, which can mitigate the severity of our settled claims.
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

The following table provides detail on our average reserve per default, before giving effect to reserves ceded under the QSR Transactions, as of the dates indicated:

Average reserve per default:	As of September 30,
	2026	2025
	(In Thousands)
Case (1)	$25.1	$23.3
IBNR (1)(2)	2.2	2.1
Total	$27.3	$25.4
(1)    Defined as the gross reserve per insured loan in default.
(2)    Amount includes claims adjustment expenses.
Average reserve per default increased from September 30, 2025 to September 30, 2026, primarily due to changes in the composition of our default inventory as measured by the size, vintage and current estimated LTV of defaulted loans between the measurement dates. Average reserves per default were further impacted by changes in observed and forecasted housing market conditions and macroeconomic factors between the measurement dates.
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
The risk-based required asset amount is a function of the risk profile of an approved insurer's RIF, assessed on a loan-by-loan basis and considered against certain risk-based factors derived from tables set out in the PMIERs, which is then adjusted on an aggregate basis for reinsurance transactions approved by the GSEs, such as with respect to our QSR Transactions, XOL Transactions and ILN Transaction. The aggregate gross risk-based required asset amount for performing, primary insurance is subject to a floor of 5.6% of performing primary adjusted RIF.
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
On July 29, 2026, the GSEs updated PMIERs to establish risk-based required asset factors for loans carrying a VantageScore 4.0 credit score. The updated PMIERs took effect on September 30, 2026 and did not have a material impact on our available assets or risk-based required assets.

The following table provides a comparison of the PMIERs available assets and net risk-based required asset amount as reported by NMIC as of the dates indicated:

	As of September 30,
	2026	2025
	(In Thousands)
Available assets	$3,773,543	$3,369,950
Net risk-based required assets	2,181,639	2,003,410
Available assets were $3.8 billion at September 30, 2026, compared to $3.4 billion at September 30, 2025. The $404 million increase in available assets between the dates presented was primarily driven by NMIC's positive cash flow from operations during the intervening period, partially offset by the payment of an ordinary dividend from NMIC to NMIH in June 2026.
Net risk-based required assets were $2.2 billion at September 30, 2026, compared to $2.0 billion at September 30, 2025. The $178 million increase in the net risk-based required asset amount between the dates presented was primarily due to the growth in our gross RIF and aggregate gross risk-based required asset amount.

Consolidated Results of Operations

Consolidated statements of operations	For the three months ended September 30,		$ Change	% Change
	2026	2025	2026 vs. 2025
Revenues	($ In Thousands, except for per share data)
Net premiums earned	$155,453	$151,323	$4,130	3%
Net investment income	32,197	26,773	5,424	20
Net realized investment (losses) gains	(346)	321	(667)	(208)
Other revenues	246	262	(16)	(6)
Total revenues	187,550	178,679	8,871	5
Expenses
Insurance claims and claim expenses	29,114	18,554	10,560	57
Underwriting and operating expenses	30,792	29,156	1,636	6
Service expenses	214	162	52	32
Interest expense	7,125	7,124	1	—
Total expenses	67,245	54,996	12,249	22

Income before income taxes	120,305	123,683	(3,378)	(3)
Income tax expense	26,833	27,684	(851)	(3)
Net income	$93,472	$95,999	$(2,527)	(3)%

Earnings per share - Basic	$1.25	$1.24	$0.01	1%
Earnings per share - Diluted	$1.23	$1.22	$0.01	1%

Loss ratio (1)	18.7%	12.3%
Expense ratio (2)	19.8%	19.3%
Combined ratio (3)	38.5%	31.5%

Consolidated statements of operations	For the nine months ended September 30,		$ Change	% Change
	2026	2025	2026 vs. 2025
Revenues	($ In Thousands, except for per share data)
Net premiums earned	$467,783	$449,755	$18,028	4%
Net investment income	91,132	75,408	15,724	21
Net realized investment losses	(722)	(55)	(667)	NM (4)
Other revenues	723	596	127	21
Total revenues	558,916	525,704	33,212	6
Expenses
Insurance claims and claim expenses	62,922	36,477	26,445	72
Underwriting and operating expenses	91,907	88,839	3,068	3
Service expenses	543	388	155	40
Interest expense	21,350	21,345	5	—
Total expenses	176,722	147,049	29,673	20

Income before income taxes	382,194	378,655	3,539	1
Income tax expense	83,604	83,946	(342)	—
Net income	$298,590	$294,709	$3,881	1%

Earnings per share - Basic	$3.95	$3.78	$0.17	4%
Earnings per share - Diluted	$3.89	$3.72	$0.17	5%

Loss ratio (1)	13.5%	8.1%
Expense ratio (2)	19.6%	19.8%
Combined ratio	33.1%	27.9%

	For the three months ended September 30,		$ Change	% Change
Non-GAAP financial measures (5)	2026	2025	2026 vs. 2025
	($ In Thousands, except for per share data)
Adjusted income before tax	$120,651	$123,362	$(2,711)	(2)%
Adjusted net income	93,745	95,745	(2,000)	(2)%
Adjusted diluted EPS	1.23	1.21	0.02	1%

	For the nine months ended September 30,		$ Change	% Change
Non-GAAP financial measures (5)	2026	2025	2026 vs. 2025
	($ In Thousands, except for per share data)
Adjusted income before tax	$382,916	$378,710	$4,206	1%
Adjusted net income	299,160	294,752	4,408	1%
Adjusted diluted EPS	3.90	3.72	0.18	5%
(1)    Loss ratio is calculated by dividing insurance claims and claim expenses by net premiums earned.
(2)    Expense ratio is calculated by dividing underwriting and operating expenses by net premiums earned.
(3)    Combined ratio may not foot due to rounding.
(4)    Not meaningful.
(5)    See “Explanation and Reconciliation of Our Use of Non-GAAP Financial Measures,” below.

Revenues
Net premiums earned increased during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 primarily due to growth in our monthly IIF and direct monthly pay premium receipts, partially offset by a reduction in the contribution of earnings from single premium policies and an increase in ceded premiums earned under our third-party reinsurance transactions during each respective period.
Net investment income increased during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 primarily due to growth in the size of our total invested asset base, as well as an increase in the book yield of our investment portfolio tied to the deployment of new cash flows and reinvestment of rolling maturities at incrementally higher rates.
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
Insurance claims and claim expenses increased during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 primarily due to an increase in the number of newly defaulted loans that emerged during each respective period and the establishment of initial reserves against such loans, as well as an increase in the average case reserves held against previously defaulted loans that aged in their delinquency status, partially offset by the release of a portion of the reserves we established for anticipated claims payments in prior periods in connection with cure activity and the ongoing analysis of recent loss development trends.
Underwriting and operating expenses increased during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 primarily due to an increase in employee compensation costs, partially offset by a decline in depreciation and amortization expenses. Underwriting and operating expenses during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 were further impacted by increases in certain technology expenses and the aggregate ceding commission received under our QSR Transactions.
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
Income tax expense decreased during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. The decrease in income tax expense during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily driven by a decrease in our pre-tax income. The decrease in income tax expense during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by a decrease in our effective tax rate related to the exercise of outstanding stock options during the period. Our effective tax rate on pre-tax income was 22.3% and 21.9% for the three and nine months ended September 30, 2026, respectively, compared to 22.4% and 22.2% for the three and nine months ended September 30, 2025, respectively. As a U.S. taxpayer, we are subject to a statutory U.S. federal corporate income tax rate of 21%. Our provision for income taxes for interim periods is established based on our estimated annual effective tax rate for a given year and reflects the impact of discrete tax effects in the period in which they occur. Our effective tax rate for the three and nine months ended September 30, 2026 and 2025 reflects the discrete tax effects of the vesting of RSUs, and our effective tax rate for the nine months ended September 30, 2026 further reflects the exercise of options. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes.”

Net Income
Net income and adjusted net income decreased during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to an increase in our insurance claims and claims expenses, partially offset by growth in our total revenues during the period. Net income and adjusted net income increased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to growth in our total revenues, partially offset by an increase in our insurance claims and claim expenses during the period.
Diluted and adjusted diluted EPS increased during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. The increase in diluted and adjusted diluted EPS during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to a decline in the number of weighted average diluted shares outstanding in connection with continued share repurchase activity. The increase in diluted and adjusted diluted EPS during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by growth in our net income and adjusted net income, and further benefited from a decline in the number of weighted average diluted shares outstanding during the period.

The non-GAAP financial measures of adjusted income before tax, adjusted net income and adjusted diluted EPS are presented to enhance the comparability of financial results between periods.

Non-GAAP Financial Measure Reconciliations	For the three months ended September 30,		$ Change	% Change
	2026	2025	2026 vs. 2025
As reported	($ In Thousands, except for per share data)
Income before income taxes	$120,305	$123,683	$(3,378)	(3)%
Income tax expense	26,833	27,684	(851)	(3)
Net income	$93,472	$95,999	$(2,527)	(3)%

Adjustments
Net realized investment losses (gains)	346	(321)	667	(208)%
Adjusted income before tax	$120,651	$123,362	$(2,711)	(2)%

Income tax expense (benefit) on adjustments (1)	73	(67)	140	(209)%
Adjusted net income	$93,745	$95,745	$(2,000)	(2)%

Weighted average diluted shares outstanding	76,117	78,830	(2,713)	(3)%
Adjusted diluted EPS	$1.23	$1.21	$0.02	1%

Non-GAAP Financial Measure Reconciliations	For the nine months ended September 30,		$ Change	% Change
	2026	2025	2026 vs. 2025
As reported	($ In Thousands, except for per share data)
Income before income taxes	$382,194	$378,655	$3,539	1%
Income tax expense	83,604	83,946	(342)	—
Net income	$298,590	$294,709	$3,881	1%

Adjustments
Net realized investment losses	722	55	667	NM (2)
Adjusted income before tax	$382,916	$378,710	$4,206	1%

Income tax expense on adjustments (1)	152	12	140	NM (2)
Adjusted net income	$299,160	$294,752	$4,408	1%

Weighted average diluted shares outstanding	76,712	79,315	(2,603)	(3)%
Adjusted diluted EPS	$3.90	$3.72	$0.18	5%
(1)    Marginal tax impact of non-GAAP adjustments is calculated based on our statutory U.S. federal corporate income tax rate of 21%, except for those items that are not eligible for an income tax deduction.
(2)    Not meaningful

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

Consolidated balance sheets	September 30, 2026	December 31, 2025	$ Change	% Change
	(In Thousands)
Total investment portfolio	$3,243,464	$3,137,023	$106,441	3%
Cash and cash equivalents	72,326	43,937	28,389	65
Premiums receivable, net	100,082	86,259	13,823	16
Deferred policy acquisition costs, net	64,404	64,372	32	—
Software and equipment, net	21,196	21,727	(531)	(2)
Reinsurance recoverable	44,377	38,577	5,800	15
Prepaid federal income taxes	400,258	400,258	—	—
Other assets	56,131	48,945	7,186	15
Total assets	$4,002,238	$3,841,098	$161,140	4%
Debt	$418,528	$417,031	$1,497	—%
Unearned premiums	39,779	46,660	(6,881)	(15)
Accounts payable and accrued expenses	96,549	101,595	(5,046)	(5)
Reserve for insurance claims and claim expenses	234,242	196,429	37,813	19
Deferred tax liability, net	502,839	478,890	23,949	5
Other liabilities	7,633	8,507	(874)	(10)
Total liabilities	1,299,570	1,249,112	50,458	4
Total shareholders' equity	2,702,668	2,591,986	110,682	4
Total liabilities and shareholders' equity	$4,002,238	$3,841,098	$161,140	4%
Total cash and investments increased at September 30, 2026 compared to December 31, 2025 with the addition of incremental cash provided by operating activities, partially offset by share repurchase activity during the nine months ended September 30, 2026, and an increase in the unrealized loss position of our fixed income portfolio primarily tied to changes in interest rates during the period. Cash and investments at September 30, 2026 included $121.7 million held by NMIH.
Net premiums receivable represents premiums due on our mortgage insurance policies and may fluctuate based on changes in our monthly premium policies in force, where premiums are generally paid one month in arrears, and the pace of settlement of previously outstanding receivables.
Net deferred policy acquisition costs increased at September 30, 2026 compared to December 31, 2025 primarily due to the deferral of certain costs associated with the origination of new policies during the nine months ended September 30, 2026 largely offset by the recognition of previously deferred policy acquisition costs during the period.
Net software and equipment decreased at September 30, 2026 compared to December 31, 2025 due to the amortization of previously capitalized amounts during the nine months ended September 30, 2026, partially offset by the capitalization of certain software and equipment expenditures during the period.
Reinsurance recoverable increased at September 30, 2026 compared to December 31, 2025 due to an increase in ceded losses recoverable under our QSR Transactions tied to an increase in our gross reserve for insurance claims and claim expenses during the nine months ended September 30, 2026.
Prepaid federal income taxes represent tax and loss bonds purchased in connection with our claimed tax deduction for our statutory contingency reserve position. See Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes.”
Other assets increased at September 30, 2026 compared to December 31, 2025 primarily due to an increase in accrued investment income, current income taxes receivable and prepaid expenses during the nine months ended September 30, 2026.
Unearned premiums decreased at September 30, 2026 compared to December 31, 2025 due to the amortization of existing unearned premiums through earnings in accordance with the expiration of risk on related single premium policies and the cancellations of other single premium policies during the nine months ended September 30, 2026, partially offset by single premium policy originations during the period.

Accounts payable and accrued expenses decreased at September 30, 2026 compared to December 31, 2025 primarily due to a reduction in accrued interest on the 2024 Notes, which is payable semi-annually in February and August, and the settlement of previously accrued compensation expenses during the nine months ended September 30, 2026, partially offset by an increase in reinsurance premiums payable during the period.
Reserve for insurance claims and claim expenses increased at September 30, 2026 compared to December 31, 2025 with the establishment of initial reserves on newly defaulted loans and an increase in the average case reserves held against previously defaulted loans that aged in their delinquency status during the nine months ended September 30, 2026. The increase was partially offset by the release of a portion of the reserves we established for anticipated claims payments in prior periods (in connection with cure activity and ongoing analysis of recent loss development trends), as well as the payment of previously reserved claims during the period. See “Insurance Claims and Claim Expenses,” above for further details.
Net deferred tax liability increased at September 30, 2026 compared to December 31, 2025 due to an increase in the claimed deductibility of our statutory contingency reserve during the nine months ended September 30, 2026, partially offset by an increase in the aggregate unrealized loss position of our fixed income portfolio recorded in other comprehensive income during the period. For further information regarding income taxes and their impact on our results of operations and financial position, see Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9, Income Taxes.”
The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Consolidated cash flows	For the nine months ended September 30,		$ Change
	2026	2025	2026 vs. 2025
Net cash provided by (used in):	(In Thousands)
Operating activities	$369,666	$357,556	$12,110
Investing activities	(241,148)	(198,810)	(42,338)
Financing activities	(100,129)	(82,615)	(17,514)
Net increase in cash and cash equivalents	$28,389	$76,131	$(47,742)
Net cash provided by operating activities increased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to increases in our net premium receipts, growth in our investment income and a decrease in interest payments on the 2024 Notes tied to the timing of the first semi-annual interest payment made in February 2025, partially offset by an increase in claims paid.
Cash used in investing activities for the nine months ended September 30, 2026 and 2025 reflects the purchase of fixed and short-term maturities with cash provided by operating activities, and the reinvestment of maturities, redemptions, sale proceeds and coupon payments within our investment portfolio.
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
As of September 30, 2026, NMIH had $121.7 million of cash, cash equivalents and investments. NMIH’s principal sources of net cash are dividends from its subsidiaries and investment income. NMIC paid a $101.0 million ordinary dividend to NMIH on June 3, 2026, representing its full ordinary dividend capacity payable under Wisconsin insurance laws for the twelve-month period ending December 31, 2026. NMIH also has access to $250 million of undrawn revolving credit capacity under the 2024 Revolving Credit Facility.
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
During the nine months ended September 30, 2026, NMIH repurchased 2.2 million shares of common stock at a total cost of $86.2 million, excluding associated fees and applicable taxes. As of September 30, 2026, NMIH had $139.7 million of repurchase authority remaining.
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
Under the 2024 Revolving Credit Facility, NMIH is required to pay a quarterly commitment fee on the average daily undrawn amount of 0.175% to 0.525%, based on the applicable corporate credit rating at the time. As of September 30, 2026, the applicable commitment fee was 0.175%.
We are subject to certain covenants under the 2024 Revolving Credit Facility, including: a maximum debt-to-total capitalization ratio of 35%, a minimum consolidated net worth requirement (as defined therein), and a requirement to maintain compliance with the financial standards prescribed by the PMIERs (subject to any GSE approved waivers). We were in compliance with all covenants at September 30, 2026.
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
NMIC’s PMIERs minimum risk-based required asset amount is also adjusted for its reinsurance transactions (as approved by the GSEs). Under NMIC’s quota share reinsurance treaties, it receives credit for the PMIERs risk-based required asset amount on ceded RIF. As its gross PMIERs risk-based required asset amount on ceded RIF increases, the PMIERs credit for ceded RIF automatically increases as well (in an unlimited amount). Under NMIC’s ILN and XOL Transactions, it generally receives credit for the PMIERs risk-based required asset amount on ceded RIF to the extent such requirement is within the subordinated coverage (excess-of-loss detachment threshold) afforded by the transaction.
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
As of September 30, 2026, NMIC had a RTC ratio of 12.8:1 with $45.0 billion of primary RIF, net of reinsurance, and $3.5 billion of total statutory capital, including contingency reserves. Re One has no RIF remaining and no longer reports a RTC ratio.
NMIC’s principal sources of liquidity include (i) premium receipts on its insured portfolio and new business production, (ii) interest income on its investment portfolio and principal repayments on maturities therein, and (iii) existing cash and cash equivalent holdings. At September 30, 2026, NMIC had $3.2 billion of cash and investments, including $48.4 million of cash and cash equivalents. NMIC's principal liquidity demands include funds for the payment of (i) reimbursable holding company expenses, (ii) premiums ceded under our reinsurance transactions (iii) claims payments, and (iv) taxes as due or otherwise deferred through the purchase of tax and loss bonds. NMIC's cash inflow is generally significantly in excess of its cash outflow in any given period. During the twelve-month period ended September 30, 2026, NMIC generated $433 million of cash flow from operations and received an additional $642 million of cash flow on the sale, maturity and redemption of securities held in its investment portfolio. NMIC is not a party to any contracts (derivative or otherwise) that require it to post an increasing amount of collateral to any counterparty and NMIC’s principal liquidity demands (other than claims payments) generally develop along a scheduled path (i.e., are of a contractually predetermined amount and due at a contractually predetermined date). NMIC’s only use of cash with the potential to develop along an unscheduled path is claims payments. Given the relatively small size of our current population of defaulted policies, the generally extended duration of the default-to-foreclosure-to-claim cycle, and the potential availability of forbearance, foreclosure moratorium and other borrower assistance programs (which serve to further extend the default-to-foreclosure-to-claim cycle timeline), we do not expect NMIC to use a meaningful amount of cash to settle claims in the near-term.
We believe that we have sufficient liquidity available at both NMIH and NMIC to meet our operating cash and capital obligations over the next 12 months.
Debt and Financial Strength Ratings
NMIC’s financial strength is rated “A” by Fitch Ratings (Fitch), “A2” by Moody’s, and “A-” by S&P. NMIH’s 2024 Notes are rated “BBB” by Fitch and “Baa2” by Moody’s. The outlook for all ratings provided by Fitch, Moody's and S&P is stable.
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
Our investment portfolio is comprised entirely of fixed maturity instruments. As of September 30, 2026, the fair value of our investment portfolio was $3.2 billion and we held an additional $72.3 million of cash and cash equivalents. Pre-tax book yield on the investment portfolio for the nine months ended September 30, 2026 was 3.6%. Book yield is calculated as period-to-date net investment income divided by the average amortized cost of the investment portfolio. The yield on our investment portfolio is likely to change over time based on movements in interest rates, credit spreads, the duration or mix of our holdings and other factors.
The following tables present a breakdown of our investment portfolio and cash and cash equivalents by investment type and credit rating:

Percentage of portfolio's fair value	September 30, 2026	December 31, 2025
Corporate debt securities	66%	64%
Municipal debt securities	17	19
U.S. treasury securities and obligations of U.S. government agencies	6	10
Cash, cash equivalents, and short-term investments	5	4
Other asset-backed securities	5	2
U.S. agency mortgage-backed securities	1	1
Total	100%	100%

Investment portfolio ratings at fair value (1)	September 30, 2026	December 31, 2025
AAA (2)	11%	7%
AA (3)	30	37
A (3)	53	48
BBB (3)	6	8
Total	100%	100%
(1)    Excluding certain operating cash accounts.
(2)    Includes short-term securities rated A-1+.
(3)    Includes +/– ratings.

All of our investments are rated by one or more nationally recognized statistical rating organizations. If three or more ratings are available, we assign the middle rating for classification purposes, otherwise we assign the lowest rating.
Investment Securities - Allowance for credit losses
We did not recognize an allowance for credit loss for any security in the investment portfolio as of September 30, 2026 or December 31, 2025, and we did not record any provision for credit loss for investment securities during the three and nine months ended September 30, 2026 or 2025.
As of September 30, 2026, the investment portfolio had gross unrealized losses of $184.9 million, of which $101.7 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer. As of December 31, 2025, the investment portfolio had gross unrealized losses of $86.3 million, of which $84.3 million were associated with securities that had been in an unrealized loss position for a period of twelve months or longer.
We evaluated the securities in an unrealized loss position as of September 30, 2026, assessing their credit ratings as well as any adverse conditions specifically related to the security. Based upon our assessment of the amount and timing of cash flows to be collected over the remaining life of each instrument, we believe the unrealized losses as of September 30, 2026 are not indicative of the ultimate collectability of the current amortized cost of the securities. Rather, the unrealized losses on securities held as of September 30, 2026 were primarily driven by fluctuations in interest rates, and to a lesser extent, movements in credit spreads following the purchase of those securities.
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
The carrying value of our investment portfolio as of September 30, 2026 and December 31, 2025 was $3.2 billion and $3.1 billion, respectively, of which 100% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by matching the duration of our fixed maturity securities with the expected duration of the liabilities that those securities are intended to support.
As of September 30, 2026, the duration of our fixed income portfolio, including cash and cash equivalents, was 3.60 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.60% in fair value of our fixed income portfolio. Excluding cash, our fixed income portfolio duration was 3.62 years, which means that an instantaneous parallel shift (movement up or down) in the yield curve of 100 basis points would result in a change of 3.62% in fair value of our fixed income portfolio.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2026, pursuant to Rule 13a-15(e) under the Exchange Act. Management applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
Item 1A. Risk Factors
Risk factors that affect our business and financial results are discussed in Part I, Item 1A of our 2025 10-K. As of the date of this report, other than as indicated below, we are not aware of any material changes in our risk factors from the risk factors disclosed in our 2025 10-K. You should carefully consider the risks and uncertainties described herein and in our 2025 10-K, which have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner. The risks described herein and in our 2025 10-K are not the only risks we face, as there are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, which may in the future adversely affect our business, financial condition and/or operating results.

Risks Related to Regulation of the Mortgage Insurance Industry
Changes in the business practices of the GSEs, including a decision to decrease or discontinue the use of private MI, or changes in the terms on which mortgage insurance coverage may be canceled, federal legislation that changes their charters or a restructuring of the GSEs or changes in loan delivery pricing imposed by the GSEs could reduce the private MI market opportunity, reduce our revenues or increase our losses.
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
On October 22, 2026, the President issued Executive Order "Decreasing Housing Costs for the American People," which, among other things, allows the Director of the FHFA, if he determines it to be in the best interests of the GSEs, the FHFA and the American public, to direct the GSEs to establish a pilot program to identify borrowers who satisfy equity-related and other requirements for cancellation of mortgage insurance, applicable only to mortgages made after the establishment of the pilot program. The implementation details and regulatory guidance necessary to fully assess the scope and effect of the order have not yet been issued, and we will continue to monitor developments as they become available. To the extent the implementation details, regulatory guidance or other impacts of the executive order cause increased and unexpected turnover in our IIF, our future revenues may be negatively impacted. For more information see our risk factor titled “Changes in factors that impact the length of time that our policies remain in force may adversely impact our future revenues and claims experience.”
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
The following table provides information about purchases of NMI Holdings, Inc. common stock by us during the three months ended September 30, 2026.

($ In Thousands, except for per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Program (1)
Period:
7/1/2026 to 7/31/2026	227,904	$41.90	227,904	$157,263
8/1/2026 to 8/31/2026	186,599	45.01	186,599	148,863
9/1/2026 to 9/30/2026	211,880	43.18	211,880	139,714
Total	626,383		626,383
(1)    On February 5, 2025, our Board of Directors authorized a $250 million share repurchase program (the 2025 Repurchase Program), effective through December 31, 2027. See Part I, Item 1, “Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 10, Shareholders' Equity” for additional information.
Item 5. Other Information
10b5-1 Trading Arrangements
Our Section 16 officers and directors (each as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans for the purchase or sale of the Company's stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the quarter ended September 30, 2026, none of our Section 16 officers or directors adopted, modified or terminated “Rule 10b5-1 trading arrangements” or "non-Rule 10b5-1 trading arrangements" (each as defined in Item 408 under Regulation S-K).

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
101
The following financial information from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (Unaudited) formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2026 and 2025 (Unaudited);

(iii) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended September 30, 2026 and 2025 (Unaudited);
(iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 (Unaudited); and
(v) Notes to Condensed Consolidated Financial Statements (Unaudited). The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
104	The cover page from NMI Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
~	Indicates a management contract or compensatory plan or contract.
+	Confidential treatment granted as to certain portions, which portions have been filed separately with the SEC.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NMI HOLDINGS, INC.
Date: November 5, 2026

By: /s/ Aurora Swithenbank
Name: Aurora Swithenbank
Title: Chief Financial Officer and Duly Authorized Signatory